Form 10-Q
period 1995-10-31
EMISPHERE TECHNOLOGIES INC
filed 1995-12-12
CIK 805326

EMISPHERE TECHNOLOGIES, INC.
                           15 SKYLINE DRIVE
                       HAWTHORNE, NEW YORK  10532


                                                 December 12, 1995

Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirments of the Securities Exchange Act of 1934, we are transmitting herewith the attahced Form 10-Q.


Sincerely,

Emisphere Technologies, Inc.

Joseph D. Povemomo

Joseph D. Poveromo,  Chief Accounting Officer

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                  ---------------------------
(Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO
                SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934
                For the quarter period ended October 31, 1995

                               OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION
                13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 [NO FEE REQUIRED]
                For the transition period
                from ______________  to __________________

                    Commission file number 1-10615

                  EMISPHERE TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

             DELAWARE                   13-3306985
             (State or jurisdiction     (I.R.S. Employer
             of incorporation or        Identification Number)
             organization)


          15 Skyline Drive
          Hawthorne, New York                10532
          (Address of principal            (Zip Code)
          executive offices)

                              (914) 347-2220
             (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing
 requirements for at least the past 90 days.     Yes X   No ____.

                 APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 30, 1995 there were 8,323,159 Shares of common stock, $.01 par value, of the registrant outstanding.

                  EMISPHERE TECHNOLOGIES, INC.

                       TABLE OF CONTENTS

                        October 31, 1995


Part I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

          Condensed Balance Sheets

          Condensed Statements of Operations

          Condensed Statement of Stockholders' Equity

          Condensed Statements of Cash Flows

          Condensed Notes to Financial Statements

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          --------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Part II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

                     EMISPHERE TECHNOLOGIES, INC.
                      CONDENSED BALANCE SHEETS
                            (UNAUDITED)
                               ASSETS

                                                   July 31,      October 31,
                                                    1995           1995
                                                   ----------     -----------
Current assets:
      Cash and cash equivalents                   $2,226,156     $11,173,363
      Marketable securities                        3,393,395       3,297,267
      Prepaid expenses and other current assets      148,469         134,650
                                                   ----------    -----------
               Total current assets                5,768,020      14,605,280

Equipment and leasehold improvements,
      at cost, net of accumulated depreciation
      and amortization                             1,704,309       1,583,588
Restricted cash equivalents                           10,000          10,000
Other assets                                          66,243          66,243
                                                  ----------     -----------
                  Total assets                    $7,548,572     $16,265,111
                                                  ==========    ============
           Liabilities and Stockholders'
            Equity

Current liabilities:
      Accounts payable                           $  234,917      $   235,649
      Accrued compensation                          203,145          144,599
      Accrued expenses                              156,711          197,629
      Deposit from Elan plc                                        3,000,000
                                                 ----------      -----------
          Total current liabilities                 594,773        3,577,877

Deferred lease liability                             55,100           52,531
                                                  ----------      -----------
          Total liabilities                         649,873        3,630,408
                                                  ----------      -----------
Stockholders' equity:
     Preferred stock, $.01 par value;
       1,000,000 shares authorized, none
       issued and outstanding
     Common stock, $.01 par value; 20,000,000
       shares authorized; 7,687,304 shares
       issued (7,643,804 outstanding) at July 31,
       1995; 8,366,659 shares issued (8,323,159
       outstanding) at October 31, 1995               76,873          83,667
     Additional paid-in capital                   43,626,657      51,262,518
     Accumulated deficit                         (36,628,209)    (38,567,400)
     Net unrealized gain on marketable
       securities                                     16,191          48,731
                                                 -----------    ------------
                                                   7,091,512      12,821,516

     Less, common stock held in treasury, at
       cost; 43,500 shares                          (192,813)       (192,813)
                                                  -----------     -----------
          Total stockholders' equity               6,898,699      12,634,703
                                                  -----------    -----------
          Total liabilities and
          stockholders' equity                     $7,548,572    $16,265,111
                                                   ==========    ===========

See accompanying notes to financial statements. The July 31, 1995 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                      EMISPHERE TECHNOLOGIES, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                                   Three Months
                                                 ended October 31,
                                                 1994          1995
                                              ----------   -----------
Revenues:
     Research and development                     -            -

Cost and expenses:
     General and administrative expenses      $  553,552   $   615,900
     Research and development                  1,386,664     1,383,409
                                             -----------   ------------
            Total operating expenses           1,940,216     1,999,309
                                              -----------  ------------

            Operating loss                    (1,940,216)   (1,999,309)
                                              -----------  ------------
Other income:
  Investment income                               42,036        60,118
                                             -----------   ------------
            Total other income                    42,036        60,118
                                             -----------   ------------

Net loss                                      (1,898,180)   (1,939,191)
                                              ===========  ============

Net loss per share                                ($ .25)       ($ .25)
                                              ===========  ============
Weighted average number of share's outstanding  7,574,867     7,746,457
                                              ===========  ============

See accompanying notes to the financial statements

                                   EMISPHERE TECHNOLOGIES, INC.

                             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                         (UNAUDITED)
                         For the three months ended October 31, 1995


                                                                              Net
                                                                           Unrealized
                                                 Additional                   Gain on         Common Stock
                             Common Stock         Paid-in     Accumulated   Marketable     Held in Treasury
                           Shares    Amount       Capital       Deficit     Securities     Shares    Amount           Total
                           ---------   ------   ------------   ------------ -----------   -------  ----------     ----------
Balance, July 31, 1995     7,687,304  $76,873  $ 43,626,657  $ (36,628,209)   $  16,191    43,500  $ (192,813)     $6,898,699

Sale of common stock
  under employee stock
  purchase plans              79,355      794       178,861                                                           179,655
Issuance of common stock
   to Elan International
   Services Ltd., net
   of expenses               600,000    6,000     7,457,000                                                         7,463,000
Unrealized gain                                                                  32,541                                32,541
Net loss for the three months
   ended October 31, 1995                                      (1,939,191)                                         (1,939,191)
                            ---------  -------   -----------   ------------   -----------    ------   -----------  -----------
Balance, October 31, 1995   8,366,659  $83,667   $51,262,518  $(38,567,400)   $  48,732      43,500   $ (192,813) $12,643,704
                            =========  =======   ===========   ============   ===========    ======   ===========  ===========

See accompanying notes to financial statements

                            EMISPHERE TECHNOLOGIES, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Three Months
                                                   ended October 31,
                                                 --------------------
                                                   1994          1995
                                                 -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(1,898,180)  $(1,939,191)
                                                 ------------  ------------
Adjustments to reconcile net loss to
   net cash (used in) provided by
       operating activities:
    Depreciation and amortization                    136,428        134,799
    Increase (decrease) in deferred
       lease liability                                   618     (    2,569)
    Realized loss(gain) on sales of
       marketable securities                          27,528     (      335)
    Change in Assets and Liabilities:
       Prepaid expenses and other current assets      18,146         13,819
       Accounts payable and accrued expenses         139,826     (   16,897)
       Deposit from Elan plc                                      3,000,000
                                                  -----------    -----------

      Total adjustments                              322,546      3,128,817
                                                   ----------     ----------

      Net cash (used in) provided by
        operating activities                      (1,575,634)     1,189,626
                                                  -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                          (   33,406)    (   14,078)
    Purchase of marketable securities             (1,141,844)
    Proceeds from sales of marketable
        securities                                 2,638,264        129,004
                                                  -----------     ----------
      Net cash provided by investing activities    1,463,014        114,926
                                                  -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from issuance of common
        stock and warrants to Elan
        International Services ltd.                      -        7,463,000
    Proceeds from exercise of options and
     warrants, and employee stock purchases                         179,655
    Purchase of treasury stock                    (  123,438)
                                                  -----------    -----------

     Net cash (used in) provided by
        financing activities                      (  123,438)     7,642,655
                                                  -----------    -----------

     Net (decrease)increase in cash
        and cash equivalents                      (  236,058)     8,947,207

CASH AND CASH EQUIVALENTS,
    beginning of period                              272,607      2,226,156
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS,
    end of period                                 $   36,549   $ 11,173,363
                                                  ===========   ============
See accompanying notes to financial statements

                             EMISPHERE TECHNOLOGIES, INC.
                       CONDENSED NOTES TO FINANCIAL STATEMENTS

1.  Interim Financial Statements:

    The interim Condensed Statements of Operations and Condensed Statements of Cash Flows for the three months ended October 31, 1994 and 1995, and the Condensed Balance Sheets as of July 31, and October 31, 1995, of Emisphere Technologies, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
    Accordingly, they do not include all information and disclosures Necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company`s Annual Report on Form 10-K for the fiscal year ended
    July 31, 1995.

2.  Marketable Securities:

    The following table summarizes the aggregate fair value of marketable securities, gross unrealized holding gains and losses, and the amortized cost basis of marketable securities at October 31, 1995.

                     Amortized      Fair   Unrealized Holding
                     Cost Basis    Value        Gains        Losses    Net
Maturities within
   one year:
U.S. Government
   securities        $ 2,649,732  $ 2,686,381   $ 37,098      $(  449) $ 36,649

Maturities between
   one and two years:
U.S. Government
  securities             598,804      610,886     12,082                 12,082
                     -----------   -----------   --------     -------- ---------
                     $ 3,248,536  $ 3,297,267   $ 49,180      $(  449) $ 48,731
                     ===========   ===========   ========     ======== =========

    The aggregate net unrealized gain of $48,732 has been included as an addition to stockholders' equity at October 31, 1995.

3.  Strategic Alliance Elan plc:

    During October 1995, the Company entered into a letter of intent with Elan plc ("Elan") which, among other things, provides for a strategic alliance with the Company for the development of the oral formulation of a specific drug. The term and provisions of the strategic alliance are presently being negotiated. The Company recieved $3 million from Elan which has been recorded as a deposit until such time as the terms of the strategic alliance are finalized.

    In connection with the letter of intent, the Company entered into a Purchase Agreement with Elan International Services Ltd., an affiliate of Elan. The terms of the Purchase Agreement provided for the Company to sell 6000,000 shares of its common stock, and issue 250,000 warrants to purchase shares of the Company's common stock at $16.25 per share, in consideration for $7.5 million. The warrants contain antidilutive provisions, are exercisable upon issuance, and expire on October 18, 2000.


4.  Impact of the Future Adoption of Recently Issue Accounting Standard:

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") in October 1995. The Company will be required to adopt the provisions of FAS 123 at the beginning of the year ending July 31, 1997. FAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. FAS 123 permits companies to either provide pro forma note disclosure or adjust operating results for the amortization of the estimated value of the Equity Instument, as compensation expense, over the vesting period of the Equity Instrument. The Company has not fully evaluated the impact that the future adoption of FAS 123 will have on its financial position or results of operations at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

General

Emisphere Technologies, Inc. is a drug delivery company engaged in the research and development of its proprietary technologies with the goal of commercializing its drug delivery technologies.

Results of Operations:

The Company has since its inception generated significant losses from operations. The Company does not expect to achieve sustained profitability for the foreseeable future. Profitability in the long term will depend on the Company's ability to attract pharmaceutical companies willing to enter into agreements with the Company to produce and market their drugs utilizing the Company's drug delivery technologies. There can be no assurance that any pharmaceutical company will be willing to undertake the clinical testing and other product development activities necessary to develop a marketable product or enter into an agreement acceptable to the Company or that the agreements, if entered into, will result in the ultimate profitability of the Company.

The ability of the Company to reduce its operating losses in the near term will be dependent upon, among other things, its ability to attract new pharmaceutical and non-pharmaceutical companies who are willing to provide funding to the Company for a portion of the Company's research and development with respect to specific projects. While the Company is consistently engaged in discussions with pharmaceutical and non-pharmaceutical companies, there can be no assurance that the Company will enter into any additional agreements or that the agreements will provide research and development revenues to the Company.

Three Months Ended October 31, 1995 vs. Three Months Ended October 31, 1994:

For the three months ended October 31, 1995, and October 31, 1994, the Company had no research and development revenues.

Total operating expenses for the fiscal quarter ended October 31, 1995, increased by approximately $59,000, or 3%, as compared to the fiscal quarter ended October 31, 1994. The details of this increase are as follows:

General and administrative expenses increased by approximately $62,000, or 11%, in the fiscal quarter ended October 31, 1995, as compared to the fiscal quarter ended October 31, 1994. This increase is primarily the result of legal and professional fees incurred in connection with , among other things the settlement of a class action lawsuit and the cmpletion of the letter of intent with Elan plc ("Elan").

Research and development costs decreased by approximately $3,000, or less than 1%, in the fiscal quarter ended October 31, 1995, as compared to the fiscal quarter ended October 31, 1994. The reduced cost is attributable to decreased funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts and a decrease in usage of laboratory supplies as a result of a reduction in the number of projects on which the Company is actively working. The Company also experienced a decrease in personnel and related expenses due, in part, to a staff reduction in May 1995. These lower costs were offset by an increase in costs related to the Company's clinical development program for heparin. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The Company's other income in the quarter ended October 31, 1995 increased by approximately $18,000 from that of the fiscal quarter ended October 31, 1994. The increase was due to better returns on the Company's smaller investment portfolio plus losses on the sale of investment securtities which the Company realized in the quarted ended October 31, 1994 did not occur during the quarter ended October 3, 1995. Based on the above factors, the Company sustained a net loss for the first quarter of fiscal 1996 of $1,939,191, a 2% increase from $1,898,180 net loss of the 1995 fiscal first quarter.

Liquidity and Capital Resources

As of October 31, 1995, the Company had working capital of approximately $11,027,000 as compared with approximately $5,173,000 at July, 31, 1995. Cash and cash equivalents and marketable securities were approximately $14,471,000 as of October 31, 1995, compared to approximately $5,620,000 at July 31, 1995. The increase in the Company's cash and cash equivalents and marketable securities is a result of the letter of intent entered into by Company with Elan which provides for the development of an oral formulation of heparin. The termns of the letter of intent initially require Elan to finance $7.5 million the development work of heparin. It is anticipated that subsequent financing needs for the development work will be shared equally by the Company and Elan. In connection with the letter of intent, the Company entered into a Purchase Agreement with Elan International Services Ltd., an affiliate of Elan. The terms of the Purchase Agreement provided for the Company to sell 600,000 shares of its common stock and issue 250,000 warrants to purchase shares of the Company's common stock at $16.25 per share, in consideration for $7.5 million.

The Company expects to incur substantial research and development expenses associated with development of the Company's oral drug delivery system. As the result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase.

The Company expects that cash, cash equivalents and marketable securities will, under the Company's present operating assumptions, be adequate to meet its liquidity and capital requirements at least through the end of the second quarter of fiscal 1998.

While the Company does not currently foresee any major capital expenditures, the Company expects to need substantial resources to continue its research and development efforts. Should circumstances warrant it, the Company would seek additional funds primarily in the public and private equity markets, and to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms.

If adequate funds were not available, the Company would be required to delay, scale back, or eliminate one or more of its research or development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

The Company does not maintain any credit lines with financial institutions.

Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-k

(a) Exhibits
    11. Statement of computation of per share data
    27. Financial Data Schedule

(b) Reports
    No reports on form 8-k were filed by the Registrant during the quarter ended October 31, 1994.

                                                                Exhibit 11
                         EMISPHERE TECHNOLOGIES, INC.
                 STATEMENT OF COMPUTATION OF PER SHARE DATA

                                        Three months ended
                     ---------------------------------------------------------
                          October 31, 1994               October 31, 1995
                     ---------------------------    --------------------------
                     Primary       Fully Diluted    Primary     Fully Diluted

Net loss             ($1,898,180)  ($1,898,180)     ($1,939,191)  ($1,939,191)
                     ============  ============     ============  ============

Weighted average
 number of shares      7,574,867     7,574,867        7,746,457     7,746,457

Shares issuable upon
 exercise of options
 and warrants                           (A)                           349,669

Shares assumed
 to be repurchased
 under the treasury
 stock method                                                         201,871
                     ------------  ------------     ------------  ------------
                       7,574,867     7,574,867        7,76,457      7,894,255
                     ============  ============     ============  ============

NET LOSS PER SHARE       ($.25)        ($.25)           ($.25)        ($.25)
                     ===========   ============     ============  ============


(A) As of, and for the quarter ended October 31, 1994 all previously issued and outstanding options had exercise prices above the current fair market value of the common stock.

                                  SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Emisphere Technologies, Inc.


Dated:   December 12, 1995              Michael M. Goldberg, M.D.
                                        -------------------------
                                        Michael M. Goldberg, M.D.
                                        Chairman, and Chief Executive Officer


                                        Joseph D. Poveromo, C.P.A.
                                        --------------------------
                                        Joseoh D. Poveromo, C.P.A.
                                        Controller (Principal Financial
                                        and Accounting Officer)