Form 10-Q
period 1996-01-31
EMISPHERE TECHNOLOGIES INC
filed 1996-03-15
CIK 805326

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------


(Mark One)  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter period ended January 31, 1996



                                       OR



            [    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from                  to
                                                 ----------------    ---------





                         Commission file number 1-10615




                          EMISPHERE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              13-3306985
                --------                           (I.R.S. Employer
       (State or jurisdiction of                Identification Number)
     incorporation or organization)

            15 Skyline Drive                            10532
          Hawthorne, New YORK                           ------
          -------------------                         (Zip Code)
    (Address of principal executive
                offices)
                                 (914) 347-2220
                                 --------------
              (Registrant s telephone number, including area code)

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
      Yes   X      No
          -----       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares of the Registrant s common stock, $.01 par value, outstanding as of February 29, 1996 was 8,335,864

                          EMISPHERE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                January 31, 1996


PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL  Statements:
            ------------------------------

            Condensed Balance Sheets

            Condensed Statements of Operations

            Condensed Statement of Stockholders' Equity

            Condensed Statements of Cash Flows

            Notes to Condensed Financial Statements

ITEM 2.     MANAGEMENT S  Discussion and Analysis of
            ----------------------------------------
            Financial Condition and Results of Operations
            ---------------------------------------------

PART II.    OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

ITEM 6.     EXHIBITS and Reports on Form 8-K
            --------------------------------

                          EMISPHERE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                     July 31,       January 31.
                         ASSETS:                       1995           1996
                                                  ------------     ----------
 Current assets:
   Cash and cash equivalents                       $  2,226,156   $  6,439,397
   Marketable securities                              3,393,395      5,911,019
   Prepaid expenses and other current assets            148,469        259,107
                                                   ------------    ------------
                      Total current assets            5,768,020      12,609,523

 Equipment and leasehold improvements, at cost,
    net of accumulated depreciation and
    amortization                                      1,704,309       1,505,379
 Restricted cash equivalents                             10,000          10,000
 Other assets                                            66,243          66,243
                                                   ------------    ------------
                      Total assets                 $  7,548,572    $ 14,191,145
                                                   ============    ============
           LIABILITIES AND STOCKHOLDERS EQUITY:
 Current liabilities:
    Accounts payable                               $    234,917    $     50,009
    Accrued compensation                                203,145         144,599
    Accrued expenses                                    156,711         149,244
                                                   ------------    ------------
                      Total current liabilities         594,773         343,852

 Deferred lease liability                                55,100          49,961
                                                   ------------    ------------
                      Total liabilities                 649,873         393,813
                                                   ------------    ------------

 Commitments and contingencies

 Stockholders  equity:
   Preferred stock, $.01 par value; 1,000,000
     shares authorized, none issued and
     outstanding
   Common stock, $.01 par value; 20,000,000
     shares authorized; 7,687,304 shares
     issued (7,643,804 outstanding) at July 31,
     1995; 8,376,838 shares issued (8,333,338
     outstanding) at January 31, 1996                    76,873          83,768
   Additional paid-in capital                        43,626,657      51,309,930
   Accumulated deficit                              (36,628,209)    (37,410,870)
   Net unrealized gain on marketable securities          16,191           7,317
                                                    ------------    ------------
                                                      7,091,512      13,990,145
   Less, common stock held in treasury, at cost;
     43,500 shares                                     (192,813)       (192,813)
                                                    ------------    ------------
                      Total stockholders' equity      6,898,699      13,797,332
                                                    ------------    ------------
                      Total liabilities and
                        stockholders  equity       $  7,548,572    $ 14,191,145
                                                   =============   =============
See accompanying notes to financial statements. The July 31, 1995 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          For the three months ended   For the six months ended
                                 January 31,                  January 31,
                          --------------------------   -------------------------
                              1995         1996           1995         1996
                          ------------ -----------     ----------- -------------
 Revenues:
      Research and
        development       $      ---   $ 3,033,333    $       ---  $ 3,033,333
                          ------------ -----------    ------------ ------------

 Costs and expenses:
    General and
      administrative          547,004      610,827       1,100,556   1,226,727
    Research and
      development           1,570,005    1,500,466       2,956,669   2,883,875
                          ------------ -----------      ----------  -----------
         Total operating
           expences         2,117,009    2,111,293       4,057,225   4,110,602
                          ------------ -----------      ----------  -----------

         Operating (loss)
           income          (2,117,009)     922,040      (4,057,225) (1,077,269)
                          ------------ -----------      ----------- -----------

 Other income:
     Investment income         93,210      234,490         135,246     294,608
                          ------------ -----------      ------------ ----------

         Net (loss)
           income         $(2,023,799) $ 1,156,530     $(3,921,979) $ (782,661)
                          ============ ===========     ============ ============

 Net (loss) income per
   share                  $     (.27)  $       .14   $      (.52)  $      (.10)
                          ============ ===========   ============= ============

 Weighted average number
   of Shares outstanding    7,571,742    8,327,466      7,573,305    8,035,391
                          ============ ===========   ============= ============





               See accompanying notes to the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                        STATEMENT OF STOCKHOLDERS  EQUITY

                                   (Unaudited)

                    For the six months ended January 31, 1996

                                                                              Net
                                                                           Unrealized
                                               Additional                   Gain on        Common Stock
                             Common Stock      Paid in       Accumulated   Marketable     Held In Treasury
                           Shares     Amount   Capital         Deficit     Securities   Shares   Amounts      Total
                          ---------  --------- -----------   ------------  ----------   ------  ----------  -----------
Balance, July 31, 1995    7,687,304  $  76,873  $43,626,657  $(36,628,209) $   16,191   43,500  $(192,813)  $ 6,898,699


Exercise of options and
  employee stock purchase    89,534        895    226,273                                                       227,168
Issuance of common stock
  and warrants to Elan
  International Services
  Ltd., net of expenses     600,000      6,000   7,457,000                                                    7,463,000
Change in net unrealized
  gain on marketable
  securities                                                                   (8,874)                           (8,874)
Net loss for the six
   months ended
   January 31, 1996                                              (782,661)                                     (782,661)
                          ---------  --------- -----------   -------------  ----------  ------  ----------  ------------
Balance,January 31, 1996  8,376,838  $  83,768 $51,309,930   $(37,410,870)  $   7,317   43,500  $(192,813)  $13,797,332
                          =========  ========= ===========   =============  ==========  ======  ==========  ============

                 See accompanying notes to financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                     For the six months ended
                                                             January 31,
                                                     ---------------------------
                                                         1995          1996
 Cash flows from operating activities:               -------------   -----------
      Net loss                                        $(3,921,979)   $ (782,661)
                                                     -------------   -----------
      Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                  258,042       270,629
           Increase (decrease) in deferred lease
              liability                                     1,236        (5,139)
           Realized loss (gain) on sale of
              marketable securities                        40,923       (10,182)
           Change in assets and liabilities:
                Prepaid expenses and other current
                  assets                                  (35,356)     (110,638)
                Accounts payable and accrued
                  exenses                                  19,219      (250,921)
                                                     -------------   -----------
                   Total adjustments                      284,064      (106,251)
                                                     -------------   -----------
                   Net cash used in operating
                     activities                        (3,637,915)     (888,912)
                                                     -------------   -----------
 Cash flows from investing activities:
     Capital expenditures                                 (77,182)      (71,699)
     Purchase of marketable securities                (12,489,421)   (5,134,639)
     Proceeds from sales of marketable securities      16,107,383     2,618,323
                                                     -------------   -----------
                   Net cash provided by (used in)
                     investing activities               3,540,780    (2,588,015)
                                                     -------------   -----------
 Cash flows from financing activities:
     Net proceeds from issuance of common stock
       and warrants to Elan Intrnational
         Services ltd.                                                 7,463,00
     Proceeds from exercise of options and
       employee stock purchases                                          227,16
     Purchase of treasury stock                          (123,438)
                                                     -------------   -----------
                   Net cash (used in) provided by
                     financing activities                (123,438)     7,690,16
                                                     -------------   -----------
                   Net (decrease) increase in cash
                     and cash equivalents                (220,573)     4,213,24

 Cash and cash equivalents, beginning of period           272,607      2,226,15
                                                     -------------   -----------
                   Cash and cash equivalents,
                     end of period                    $    52,034     $6,439,39
                                                     =============   ===========


                 See accompanying notes to financial statements

                          EMISPHERE TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Interim Financial Statements:

      THE interim Condensed Statements of Operations for the three months and six months ended January 31, 1995 and 1996 and Condensed Statements of Cash Flows for the six months ended January 31, 1995 and 1996, and the Condensed Balance Sheets as of July 31, 1995 and January 31, 1996, of Emisphere Technologies, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company`s Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

2.    Marketable Securities:

      THE following table summarizes the amortized cost basis and aggregate fair value of marketable securities, and the related gross unrealized holding gains and losses, at January 31, 1996.


                            Amortized       Fair                 Unrealized Holding
                           Cost Basis      Value        Gains         Losses          Net
                         -------------   ----------  ----------   ---------------  -----------
Debt securities issued
  by the U.S.
  Government and U.S.
  agencies:
Maturities within one
   year                   $  4,316,552   $4,322,740   $    8,678    $    2,490   $    6,188


Maturities between one
   and to years                400,242      400,564          322                        322

Asset backed securities      1,186,908    1,187,715          807                        807
                          ------------   ----------   -----------   -----------  ----------
                          $  5,903,702   $5,911,019   $    9,807    $    2,490   $    7,317
                          ============   ==========   ===========   ===========  ==========

      The aggregate net unrealized gain of $7,317 has been included as an addition to stockholders' equity at January 31, 1996.






                                   (Continued)

                          EMISPHERE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (continued)

3.    Strategic Alliance with Elan Corporation plc:

      DURING October 1995, the Company entered into a letter of intent with Elan
      Corporation plc ("Elan") which, among other things, provided for Elan to reimburse the Company $3 million for certain research and development costs incurred prior to December 1995 and for the two parties to form a strategic alliance to develop an oral formulation of a specific drug.
      The specific terms and provisions of the strategic alliance are currently being finalized. In connection with the letter of intent, the Company entered into a Purchase Agreement with Elan International Services Ltd., an affiliate of Elan. The terms of the Purchase Agreement provided for the Company to sell 600,000 shares of its common stock, and issue 250,000 warrants to purchase shares of the Company's common stock at $16.25 per share, in consideration for $7.5 million. The warrants contain antidilutive provisions, are exercisable upon issuance, and expire on October 18, 2000.


4.    Impact of the Future Adoption of Recently Issue Accounting Standard:

      THE Financial Accounting Standards Board issued Statement of Financial
      Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
      ("FAS 123") in October 1995.   FAS 123 requires companies to estimate the
      fair value of common stock, stock options, or other equity instruments
      ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument.  FAS 123 permits companies to either provide pro forma note disclosure or adjust operating results for the amortization of the estimated value of the Equity
      Instrument, as compensation expense, over the vesting period of the Equity
      Instrument.  The Company has elected to provide pro forma note disclosure which will appear in its financial statements for the year ending July 31,
      1997 and, therefore, there will be no effect on the Company s financial position or results of operations.

5.    Adoption of 1995 Non-Qualified Stock Option Plan

      ON February 6, 1996, the stockholders of the Company approved the adoption of the 1995 Non-Qualified Stock Option Plan (the  1995 Plan ) whereby officers and other key executive employees may be granted options which entitle the holders to purchase shares of the Company s common stock.  1.8 million shares of the Company's common stock have been reserved for issuance under the 1995 Plan.  The options are awarded by an independent committee of the Board of Directors who determine the terms and conditions of stock options granted under the plan.  In addition, 1.3 million options previously issued to two of the Company s senior executive officers (the
       Officers  Options ) were deemed to have been issued under the 1995 Plan upon the 1995 Plan s approval by the Company s stockholders.  As of
      January 31, 1996, all of the Officers  Options were outstanding and
      500,000 shares of common stock were available for future grants under the
      1995 Plan.

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

Three Months Ended January 31, 1996 vs. Three Months Ended January 31, 1995:

For the three months ended January 31, 1996, the Company recognized $3,033,333 of research and development revenue compared to none for the three months ended
January 31, 1995. Research and development revenue consisted of the recognition of payments under the Company s agreements with Elan Corporation plc ( Elan ) and Pasteur Merieux ( Pasteur ). The recognition of the revenue from the agreement with Elan was primarily for work Emisphere performed on development of an oral formulation of Heparin USP prior to entering into the strategic alliance with Elan. The terms and provisions of the strategic alliance with Elan are being finalized; it is anticipated that the near term development cost associated with the project will be funded by Elan and the Company once the strategic alliance is finalized. Revenue recognition from Pasteur was a payment for Emisphere s completion of a defined milestone as called for in its feasibility agreement with Pasteur.

Total operating expenses for the fiscal quarter ended January 31, 1996, decreased by $5,700, or less than 1%, as compared to the fiscal quarter ended
January 31, 1995.  The details of this decrease are as follows:

General and administrative expenses increased by approximately $64,000, or 12%, in the fiscal quarter ended January 31, 1996, as compared to the fiscal quarter ended January 31, 1995. This increase is primarily the result of a $50,000 payment to an outside consultant engaged to assist the Company in discussions and negotiations with pharmaceutical companies.

Research and development costs decreased by approximately $70,000, or 4%, in the fiscal quarter ended January 31, 1996, as compared to the fiscal quarter ended
January 31, 1995. The reduced cost is attributable to decreased funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts and a decrease in usage of laboratory supplies as a result of a reduction in the number of projects on which the Company is actively working. The Company also experienced a decrease in personnel and related expenses due, in part, to a staff reduction in May 1995.
These lower costs in 1996 were partially offset by an increase in costs related to the Company's clinical development program for heparin. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The Company's other income in the quarter ended January 31, 1996 increased by approximately $141,000, or 152%, as compared to the fiscal quarter ended January
31, 1995. The increase was primarily due to better returns on the Company's larger investment portfolio. In addition, the Company realized losses of approximately $13,395 on the sale of investment securities during the quarter ended January 31, 1995, whereas no losses were incurred during the quarter ended
January 31, 1996. Based on the above factors, the Company s net income for the second quarter of fiscal 1996 totaled $1,156,530, as compared to a $2,023,799 net loss for the 1995 fiscal quarter.

Six  Months Ended January 31, 1996 vs. Six Months Ended January 31, 1995:

For the six months ended January 31, 1996, the Company recognized $3,033,333 of research and development revenue compared to none for the six months ended
January 31, 1995. Research and development revenue consisted of the recognition of payments under the Company s agreements with Elan and Pasteur. The recognition of the revenue from the agreement with Elan was primarily for work
Emisphere performed on development of an oral formulation of Heparin USP prior to entering into the strategic alliance with Elan. The details of the strategic alliance with Elan are being finalized; it is anticipated that the near term development cost associated with the project will be funded by Elan and the Company once the strategic alliance is finalized. Revenue recognition from Pasteur was a payment for Emisphere s completion of a defined milestone as called for in its feasibility agreement with Pasteur.

Total operating expenses for the six month period ended January 31, 1996, increased by approximately $53,000, or 1%, as compared to the six month period ended January 31, 1995. The details of this decrease are as follows:

General and administrative expenses increased by approximately $126,000, or 11%, for the six months ended January 31, 1996, as compared to the six months ended
January 31, 1995. This increase is attributable to an increase in legal and professional fees incurred in connection with, among other things, the settlement of a class action lawsuit and the completion of the letter of intent with Elan. The Company also made a $50,000 payment to an outside consultant engaged to assist the company in discussions and negotiations with pharmaceutical companies.

Research and development costs decreased by approximately $73,000, or 3%, for the six months ended January 31, 1996, as compared to the six months ended
January 31, 1995. This decrease is a result of decreased funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts and a decrease in usage of laboratory supplies as a result of a reduction in the number of projects on which the Company is actively working. The Company also experienced a decrease in personnel and related expenses due, in part, to a staff reduction in May 1995.
These lower costs in 1996 were partially offset by an increase in costs related to the Company's clinical development program for heparin. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The Company's other income in the six months ended January 31, 1996 increased by approximately $159,000, or 118%, compared to the six months ended January 31, 1995. This was primarily the result of a larger investment portfolio and better returns. In addition, the Company realized losses of approximately $41,000 on the sale of investment securities during the six months ended January 31, 1995, whereas no losses were incurred during the six months ended January 31, 1996.
Based on the above factors, the Company sustained a net loss for the six months ended January 31, 1996 of $782,661, as compared to a net loss of $3,921,979 for the six months ended January 31, 1995.

Liquidity and Capital RESOURCES

As of January 31, 1996, the Company had working capital of approximately
$12,266,000 as compared with approximately $5,173,000 at July 31, 1995. Cash and cash equivalents and marketable securities were approximately $12,350,000 as of January 31, 1996, compared to approximately $5,620,000 at July 31, 1995. The increase in the Company's cash and cash equivalents and marketable securities is a result of the Company s sale of 600,000 shares of its common stock and 250,000 warrants to Elan for aggregate consideration of $7.5 million. Each warrant entitles the holder to purchase one share of the Company s common stock for
16.25 per share. In addition, the Company received from Elan $3 million which represented reimbursement of costs previously incurred by the Company with respect to the development of an oral formulation of heparin (the Product ).
Elan and the Company are presently finalizing the terms and provisions of a strategic alliance with respect to the development of the Product. It is anticipated that subsequent financing needs for the Product's development will be shared equally by the Company and Elan.

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

Impact of the Adoption of Recently Issued Accounting Standard:

 THE Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS
123") in October 1995.   FAS 123 requires companies to estimate the fair value
of common stock, stock options, or other equity instruments ("Equity
Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument.  FAS 123 permits companies to either provide pro forma note disclosure or adjust operating results for the amortization of the estimated value of the Equity Instrument, as compensation expense, over the vesting period of the Equity Instrument.  The Company has elected to provide pro forma note disclosure which will appear in its financial statements for the year ending July 31, 1997 and, therefore, there will be no effect on the Company s financial position or results of operations.

Part II. OTHER INFORMATION
          -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company s Annual Meeting of Stockholders was held on February 6, 1996. The matters voted upon at the meeting were (i) the election of six directors of the Company, (ii) the approval and adoption of the Company s 1995 Non-Qualified
Stock Option Plan providing for the issuance and sale of up to 1,800,000 shares of the Company s Common Stock thereunder (iii) the ratification of the Board of Directors selection of Coopers & Lybrand L.L.P. to serve as the Company s independent auditors for the fiscal year ending July 31, 1996. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:

                                              Votes
                                             Withheld
                                                or                      Broker
                                 Votes For    Against  Abstentions    Non-Votes
                                 ----------  --------- -----------    -----------
Election of Directors

     Michael M. Goldberg, M.D.    7,697,599     66,111

     Jere E. Goyan, Ph.D......    7,700,559     63,151

     Peter Barton Hutt........    7,701,627     62,083

     Sam J. Milstein, Ph.D....    7,702,499     61,211

     Howard M. Pack...........    7,695,097     68,613

     Mark I. Greene...........    7,699,699     64,011



Adoption of the Company's

     1995 Non-Qualified Stock
       Option Plan.               2,672,388    1,968,566   43,452    3,079,304



Ratification of the selection
  of Coopers & Lybrand L.L.P.     7,721,630       24,930   17,150


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)   Exhibits
      11.1 Statement of Computation of Per Share Data, for the three months ended January 31, 1995 and 1996
      11.2  Statement of Computation of Per Share Data, for the six months ended
            January 31, 1995 and 1996

(b)   Reports
      No reports on form 8-K were filed by the Registrant during the quarter ended January 31, 1996.

                                    SIGNATURE



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Emisphere Technologies, Inc.


                   Dated:   March 14, 1996  /S/Michael M. Goldberg,  M.D.
                                            -----------------------------
                                            Michael M. Goldberg, M.D.
                                            Chairman and Chief Executive Officer

                                            /S/Joseph D. Poveromo, C.P.A.
                                            -----------------------------
                                            Joseph D. Poveromo, C.P.A.
                                            Controller (Principal Financial
                                            and Accounting Officer)


                                                              Exhibit 11.1


                          EMISPHERE TECHNOLOGIES, INC.
                   STATEMENT OF COMPUTATION OF PER SHARE DATA


                                           For the three months ended
                                ------------------------------------------------
                                   January 31, 1995        January 31, 1996
                                ------------------------  ----------------------
                                  Primary     Fully       Primary     Fully
                                             Diluted                 Diluted

Net (loss) income               $ (2,023,799) $(2,023,799) $1,156,530 $1,156,530
                                ============  ===========  ========== ==========
Weighted average number of
  shares                           7,571,742    7,571,742   8,327,466  8,327,466

Shares issuable upon exercise
  of options and warrants                             (A)              2,031,112


Shares assumed to be repurchased
  under the treasury stock method                                    (1,665,493)
                                   ---------    ---------   --------- ----------
                                   7,571,742    7,571,742   8,327,466 8,693,085
                                   =========    =========   ========= ==========

NET LOSS PER SHARE                $  (0.27)     $  (0.27)   $   0.14  $    0.13
                                   =========    =========   ========= =========

(A) As of, and for the quarter ended January 31, 1995 all previously issued and outstanding options had exercise prices above the current fair market value of the common stock.

                                                                    Exhibit 11.2

                          EMISPHERE TECHNOLOGIES, INC.
                   STATEMENT OF COMPUTATION OF PER SHARE DATA



                                             For the six months ended
                                -----------------------------------------------
                                   January 31, 1995        January 31, 1996
                                ------------------------- ----------------------
                                  Primary     Fully       Primary     Fully
                                             Diluted                 Diluted

Net loss                        $(3,921,979) $(3,921,979) $(782,661) $(782,661)
                                ===========  ============ ========== ==========
Weighted average number of
  Shares                          7,573,305   7,573,305   8,035,391  8,035,391


Shares issuable upon
   exercise of options
   and warrants                                    (A)               1,603,290

Shares assumed to be
repurchased under the
treasury stock method                                               (1,358,513
                                 ----------  ---------     --------- ---------
                                  7,573,305  7,573,305     8,035,391 8,342,371
                                 ==========  =========     ========= =========

NET LOSS PER SHARE               $  (0.52)   $  (0.52)     $ (0.10)  $  (0.09)
                                 =========   =========     ========= =========

(A) As of, and for the six months ended January 31, 1995 all previously issued and outstanding options had exercise prices above the current fair market value of the common stock.

