Form 10-Q
period 1996-04-30
EMISPHERE TECHNOLOGIES INC
filed 1996-06-14
CIK 805326

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________


(Mark One)  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter period ended April 30, 1996



                                       OR



            [    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from _________________ to __________





                         Commission file number 1-10615




                          EMISPHERE TECHNOLOGIES, INC.
             (EXACT name of registrant as specified in its charter)

                DELAWARE                              13-3306985
                --------                              ----------
       (State or jurisdiction of                   (I.R.S. Employer
     incorporation or organization)             Identification Number)


            15 Skyline Drive                            10532
            ----------------                            -----
          Hawthorne, New YORK                         (Zip Code)
    (Address of principal executive
                offices)
                                 (914) 347-2220
                                 --------------
              (Registrant s telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)




      Indicate by check mark whether the Registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to
      such  filing  requirements  for at least the past 90 days.     Yes __x__
      No ___




                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the Registrant s common stock, $.01 par value, outstanding as of May 30, 1996 was: 9,388,801

                                Page 1 of 15
                            Exhibit Index on Page 13

                          EMISPHERE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                 April 30, 1996


      PART I.    FINANCIAL INFORMATION

      ITEM 1.    Financial  Statements:                        Page
                 ---------------------                         ----

                 Condensed Balance Sheets                        3

                 Condensed Statements of Operations              4

                 Condensed Statement of Stockholders' Equity     5

                 Condensed Statements of Cash Flows              6

                 Notes to Condensed Financial Statements         7

        ITEM 2.  Management's  Discussion and Analysis of
                 Financial Condition and Results of Operations  10

        PART II. OTHER INFORMATION

        ITEM 6.  Exhibits and Reports on Form 8-K               13

                       EMISPHERE TECHNOLOGIES, INC.
                         CONDENSED BALANCE SHEETS
                                (Unaudited)
                                                      July 31,       April 30,
                        ASSETS:                         1995           1996
                                                   -------------   ------------
Current assets:
   Cash and cash equivalents                       $  2,226,156    $12,674,312
   Marketable securities                              3,393,395      7,538,560
   Prepaid expenses and other current assets            148,469        314,299
                                                   -------------   ------------
                     Total current assets             5,768,020     20,527,171

Equipment and leasehold improvements, at cost,
   net of accumulated depreciation and amortization   1,704,309      1,550,911
Restricted cash equivalents                              10,000         10,000
Other assets                                             66,243         66,243
                                                   -------------   ------------
                     Total assets                  $  7,548,572    $22,154,325
                                                   =============   ============

                 LIABILITIES AND STOCKHOLDERS EQUITY:
Current liabilities:
   Accounts payable                                $    234,917    $   277,718
   Accrued compensation                                 203,145        176,726
   Accrued expenses                                     156,711        168,069
                                                  -------------    ------------
                     Total current liabilities          594,773        622,513

Deferred lease liability                                 55,100         47,391
                                                  -------------   ------------
                     Total liabilities                  649,873        669,904
                                                  -------------   ------------
Commitments and contingencies

Stockholders  equity:
    Preferred stock, $.01 par value;
     1,000,000 shares authorized:
     Series Junior Participating Cumulative
      Preferred Stock; 200,000 shares
      designated; none issued and outstanding
    Common stock, $.01 par value; 20,000,000
      shares authorized; 7,687,304 shares issued
      (7,643,804 outstanding) at July 31, 1995;
      9,389,165 shares issued (9,345,665
      outstanding) at April 30, 1996                     76,873         93,892
    Additional paid-in capital                       43,626,657     61,340,776
    Accumulated deficit                             (36,628,209)   (39,737,384)
    Net unrealized gain (loss) on marketable
     securities                                          16,191        (20,050)
                                                   -------------   ------------
                                                      7,091,512     21,677,234
    Less, common stock held in treasury, at cost;
      43,500 shares                                    (192,813)      (192,813)
                                                   -------------   ------------
                         Total stockholders equity    6,898,699     21,484,421
                                                   -------------   ------------
                         Total liabilities and
                           stockholders  equity    $  7,548.572   $ 22,154,325
                                                   =============  =============

  See accompanying notes to financial statements.  The July 31, 1995
  Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                       For the three months ended   For the nine months ended
                                April 30,                    April 30,
                       __________________________   _________________________
                          1995         1996            1995          1996
                       ____________   ___________   ___________  ____________
 Revenues:
    Research and
      development      $     --       $    --       $     --     $ 3,033,333
                       -------------  ------------  ------------ ------------

 Costs and expenses:
    General and
      administrative        610,298       656,653     1,710,854    1,883,379
    Research and
      development         1,447,594     1,817,015     4,404,263    4,700,890
                       -------------  ------------  ------------ ------------
      Total operating
        expenses          2,057,892     2,473,668     6,115,117    6,584,269
                       -------------  ------------  ------------ ------------

      Operating loss     (2,057,892)   (2,473,668)   (6,115,117)  (3,550,936)
                       -------------  ------------  ------------ ------------

 Other income:
    Investment income       159,882       147,153       295,128      441,761
                       -------------  ------------  ------------ ------------

      Net loss          $(1,898,010)  $(2,326,515)  $(5,819,989) $(3,109,175)
                       =============  ============  ============ ============

 Net loss per share     $     (0.25)  $    (0.28)   $     (0.77) $     (0.38)
                       =============  ============  ============ ============


 Weighted average
  number of shares
  outstanding             7,576,048     8,352,458     7,574,199     8,140,262
                       =============  ============  ============ =============




               See accompanying notes to the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                        STATEMENT OF STOCKHOLDERS  EQUITY

                                   (Unaudited)

                    For the nine months ended April 30, 1996

                                                                              Net
                                                                           Unrealized
                                                                             Gain         Common Stock
                               Common Stock     Additional                 (Loss) on    Held In Treasury
                            _________________     Paid-in    Accumulated   Marketable    ________________
                            Shares     Amount     Capital      Deficit     Securities    Shares     Amount       Total
                           ________   _________ ____________ _____________ ___________   ______   __________  __________
Balance, July 31, 1995     7,687,304 $  76,873  $ 43,626,657 $(36,628,209) $   16,191    43,500   $(192,813)   $ 6,898,699
 Exercise of options and
   employee stock purchases  101,861     1,019       312,541                                                       313,560
 Issuance of common stock
   and warrants to Elan
   International Services
   Ltd., net of expenses     600,000     6,000     7,457,000                                                     7,463,000
 Issuance of common stock in
   connection with a public
   offering at $10.00 per
   share net of expenses   1,000,000    10,000     9,944,578                                                     9,954,578
 Change in net unrealized
   gain (loss) on marketable
   securities                                                                 (36,241)                             (36,241)
 Net loss for the nine
   months ended April 30,
   1996                                                        (3,109,175)                                      (3,109,175)
                           --------- ---------   ----------- ------------- -----------  ------    ----------  -------------
 Balance, April 30, 1996   9,389,165 $  93,892   $61,340,776 $(39,737,384) $  (20,050)  43,500    $(192,813)  $ 21,484,421
                           ========= =========   =========== ============= ===========  ======  ==========  =============


                 See accompanying notes to financial statements

                           EMISPHERE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                        For the nine months
                                                               ended
                                                             April 30,
                                                    ____________________________
                                                        1995          1996
                                                    _____________   ____________
Cash flows from operating activities:
     Net loss                                        $(5,819,989)   $(3,109,175)
                                                     -------------  ------------
     Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                     390,573        414,906
       Increase (decrease) in deferred lease
         liability                                         1,323         (7,709)
       Realized loss (gain) on sale of
         marketable securities                            35,824        (16,121)
       Change in assets and liabilities:
         Prepaid expenses and other current assets        89,535       (165,831)
         Accounts payable and accrued expenses            61,784         27,740
                                                    -------------   ------------
               Total adjustments                         579,039        252,985
                                                    -------------   ------------
               Net cash used in operating activities  (5,240,950)    (2,856,190)
                                                    -------------   ------------
Cash flows from investing activities:
    Capital expenditures                                (139,504)      (261,508)
    Purchase of marketable securities                (21,789,421)   (12,721,210)
    Proceeds from sales of marketable securities      27,184,729      8,555,926
                                                    -------------   ------------
               Net cash provided by (used in)
                 investing activities                  5,255,804     (4,426,792)
                                                    -------------   ------------

 Cash flows from financing activities:
    Net proceeds from issuance of common stock and
      warrants to Elan International Services Ltd.                     7,463,000
    Net proceeds from issuance of common stock in a
      public offering                                                  9,954,578
 Proceeds from exercise of options and employee
    stock purchases                                       16,864        313,560
    Purchase of treasury stock                          (123,438)
                                                     -------------  ------------

                   Net cash (used in) provided by
                    financing activities                (106,574)    17,731,138
                                                     -------------  ------------

                  Net (decrease) increase in cash and
                  cash equivalents                       (91,720)    10,448,156

 Cash and cash equivalents, beginning of period           272,607     2,226,156
                                                     -------------   -----------

                  Cash and cash equivalents,
                    end of period                      $  180,887   $12,674,312
                                                     =============  ============

                    See accompanying notes to financial statements

                                      EMISPHERE TECHNOLOGIES, INC.
                               NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Interim Financial Statements:

      THE condensed interim financial statements of Emisphere Technologies, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company`s Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

2.    Marketable Securities:

      THE following table summarizes the amortized cost basis and aggregate fair value of marketable securities, and the related gross unrealized holding gains and losses, at April 30, 1996.

                                                                 Unrealized Holding
                                  Amortized       Fair      ______________________________________
                                  Cost Basis      Value        Gains         Losses        Net
                                _____________  ___________  __________    __________   ___________
     Maturities within one
       year
          Corporate debt
            securities            $2,278,222    $2,278,222   $             $            $
          Debt securities
            issued by the
            U.S. Government
            and U.S. agencies      1,303,669     1,306,786        3,117                     3,117

      Maturities between one
        and two years

          Debt securities
            issued by the
            U.S. Government
            and  U.S. agencies     1,771,862     1,756,476        4,009      (19,395)     (15,386)

      Mortgage based securities    1,129,134     1,124,714                    (4,420)      (4,420)
      Asset backed securities      1,075,723     1,072,362                    (3,361)      (3,361)
                                 ------------   -----------  -----------   ----------    ---------
                                 $ 7,558,610    $7,538,560   $    7,126    $ (27,176)    $(20,050)
                                 ============   ===========  ===========   ==========    =========

      The aggregate net unrealized loss of $20,050 has been included as a reduction to stockholders' equity at April 30, 1996.

                           EMISPHERE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (continued)

3.    Strategic Alliance with Elan Corporation plc:

      DURING October 1995, the Company entered into a letter of intent with Elan Corporation plc ("Elan") which, among other things, provided for Elan to reimburse the Company $3 million for certain research and development costs incurred prior to December 1995 and for the two parties to form a strategic alliance to develop an oral formulation of a specific drug. The specific terms and provisions of the strategic alliance are currently being finalized. In connection with the letter of intent, the Company entered into a Purchase Agreement with Elan International Services Ltd., an affiliate of Elan. The terms of the Purchase Agreement provided for the Company to sell 600,000 shares of its common stock, and issue 250,000 warrants to purchase shares of the Company's common stock at $16.25 per
      s h are, in consideration for $7.5 million. The warrants contain antidilutive provisions, are exercisable upon issuance, and expire on October 18, 2000.

4.    Public Offering

      During April 1996, the Company sold one million shares of its common stock through a public offering at $10.00 per share, with net proceeds of approximately $10 million.

5.    Impact of the Future Adoption of Recently Issued Accounting Standards:

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

6.    Adoption of 1995 Non-Qualified Stock Option Plan

      ON February 6, 1996, the stockholders of the Company approved the adoption of the 1995 Non-Qualified Stock Option Plan (the 1995 Plan ) whereby officers and other key executive employees may be granted options which entitle the holders to purchase shares of the Company s common stock. There have been 1.8 million shares of the Company s common stock reserved for issuance under the 1995 Plan. The options are awarded by an independent committee of the Board of Directors who determine the terms and conditions of stock options granted under the plan. In addition, 1.3 million options previously issued to two of the Company s senior executive officers (the Officers Options ) were deemed to have been issued under the 1995 Plan. As of April 30, 1996, all of the Officers Options were outstanding and 500,000 shares of common stock were available for future grants under the 1995 Plan.

7.    Stockholders Rights Plan

       On February 23, 1996, the Companys Board of Directors (the Board) declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock (A Preferred Stock) at an exercise price of $80 per one-one hundredth of a preferred share.

       The rights are not exercisable, or transferable apart from the common stock, until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common stock of the Company or (ii) ten business days (or such late date, as defined) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership be a person or group of 20% or more of the outstanding common stock f the Company. Furthermore, if the Company enters into consolidation, merger, or other business combination, as defined, each Right would entitle the holder upon exercise to recieve, in lieu of shares of A Preferred Stock, that number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined. The Right contain antidilutive provisions, are redeemable at the Company's option, subject to certain defined restrictions, for $.01 per Right, and expire on February 23, 2006.

       As a result of the Rights dividend, the Board designated 200,000 shares of preferred stock as A Preferred Stock. A Preferred Stockholders will be entitled to a preferential cumulative quarterly dividend of the greater of $1.00 per share or 100 times the per share dividend declared on the Companys common stock. Each share will have 100 votes and will vote together with the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

GENERAL

Emisphere Technologies, Inc. is a drug delivery company engaged in the research and development of its proprietary technologies with the goal of commercializing its drug delivery technologies.

Results of Operations:

The Company has, since its inception, generated significant losses from operations. The Company does not expect to achieve sustained profitability for the foreseeable future. Profitability in the long term will depend on the Company's ability to attract pharmaceutical companies willing to enter into agreements with the Company to produce and market their drugs utilizing the Company's drug delivery technologies. There can be no assurance that any pharmaceutical company will be willing to undertake the clinical testing and other product development activities necessary to develop a marketable product or enter into an agreement acceptable to the Company or that the agreements, if entered into, will result in the ultimate profitability of the Company. The ability of the Company to reduce its operating losses in the near term will be dependent upon, among other things, its ability to attract new pharmaceutical and non-pharmaceutical companies who are willing to provide funding to the Company for a portion of the Company's research and development with respect to specific projects. While the Company is consistently engaged in discussions with pharmaceutical and non-pharmaceutical companies, there can be no assurance that the Company will enter into any additional agreements or that the agreements will provide research and development revenues to the Company.

Three Months Ended April 30, 1996 vs. Three Months Ended April 30, 1995:

For the three months ended April 30, 1996, and April 30, 1995, the Company has no research and development revenues.

Total operating expenses for the fiscal quarter ended April 30, 1996, increased by approximately $416,000, or 20%, as compared to the fiscal quarter ended April 30, 1995. The details of this increase are as follows:

General and administrative expenses increased by approximately $46,000, or 8%, in the fiscal quarter ended April 30, 1996, as compared to the fiscal quarter ended April 30, 1995. This increase is primarily the result of legal and professional fees incurred in connection with various corporate matters during the quarter.

Research and development costs increased by approximately $369,000, or 26%, in the fiscal quarter ended April 30, 1996, as compared to the fiscal quarter ended April 30, 1995. The increased costs are attributable to the Company s clinical development program for heparin. These higher costs were partially offset by a decrease in funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts. The Company also experienced a decrease in personnel and related expenses due, in part, to a staff reduction in May 1995. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase as operations are expanded to meet the Company s scientific research goals in the future.

The Company's other income in the quarter ended April 30,1996 decreased by approximately $13,000, or 8%, as compared to the fiscal quarter ended April 30, 1995. The decrease was due to lower returns on the Company's investment portfolio.

The Companys net loss for the three months ended April 30, 1996 was $2,326,515 as compared to a net loss of $1,898,010 for the three months ended April 30, 1995.

Nine Months Ended April 30, 1996 vs. Nine Months Ended April 30, 1995:

For the nine months ended April 30, 1996, the Company recognized $3,033,333 of research and development revenue compared to none for the nine months ended April 30, 1995. Research and development revenue consisted of the recognition of payments of $3 million and $33,333 under the Company s agreements with Elan Corporation plc ( Elan ) and Pasteur Merieux ( Pasteur ), respectively. The recognition of the revenue from the agreement with Elan was primarily for work Emisphere performed on development of an oral formulation of Heparin USP prior to entering into the strategic alliance with Elan. The details of the strategic alliance with Elan are being finalized; it is anticipated that the near term development cost associated with the project will be funded by Elan and the Company once the strategic alliance is finalized. Revenue recognition from Pasteur was a payment for Emispheres completion of a defined milestone as called for in its feasibility agreement with Pasteur.

Total operating expenses for the nine month period ended April 30, 1996, increased by approximately $469,000, or 8%, as compared to the nine month period ended April 30, 1995. The details of this increase are as follows:

General and administrative expenses increased by approximately $173,000, or 10%, for the nine months ended April 30, 1996, as compared to the nine months ended April 30, 1995. This increase is attributable to an increase in legal and professional fees incurred in connection with, among other things, the settlement of a class action lawsuit and the completion of the letter of intent with Elan. The Company also made a $50,000 payment to an outside consultant engaged to assist the Company in discussions and negotiations with pharmaceutical companies. Research and development costs increased by approximately $297,000, or 7%, for the nine months ended April 30, 1996, as compared to the nine months ended April 30, 1995. This increase is mainly the result of costs related to the Companys clinical development program for heparin. The higher costs associated with the clinical development program were partially offset by a decrease in funding of outside consultants and universities engaged to conduct studies to help advance the Companys scientific research efforts. The Company also experienced a decrease in personnel and related expenses due, in part, to a staff reduction in May 1995. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The Company's other income in the nine months ended April 30, 1996 increased by approximately $147,000, or 50%, compared to the nine months ended April 30, 1995. This was primarily the result of a larger investment portfolio and better overall returns for the nine months ended April 30, 1996. In addition, the Company realized losses of approximately $36,000 on the sale of investment securities during the nine months ended April 30, 1995, whereas gains of approximately $16,000 were realized during the nine months ended April 30, 1996.


The Companys a net loss for the nine months ended April 30, 1996 was $3,109,175, as compared to a net loss of $5,819,989 for the nine months ended April 30, 1995.

Liquidity and Capital Resources

As of April 30, 1996, the Company had working capital of approximately $19,905,000 as compared with approximately $5,173,000 at July 31, 1995. Cash and cash equivalents and marketable securities were approximately $20,213,000 as of April 30, 1996, compared to approximately $5,620,000 at July 31, 1995. The increase in the Company's cash and cash equivalents and marketable securities is due, in part to the Company s sale of 600,000 shares of its common stock and 250,000 warrants to Elan for aggregate consideration of $7.5 million. Each warrant entitles the holder to purchase one share of the Company s common stock for $16.25 per share. In addition, the Company received from Elan $3 million which represented reimbursement of costs previously incurred by the Company with respect to the development of an oral formulation of heparin (the Product ). Elan and the Company are presently finalizing the terms and provisions of a strategic alliance with respect to the development of the Product. It is anticipated that subsequent financing needs for the Product s development will be shared equally by the Company and Elan. The Company also sold 1,000,000 shares of its common stock during April 1996 at $10.00 per share through a public offering which raised net proceeds of approximately $10 million.

On February 23, 1996, the Companys Board of Directors (the Board) adopted a Stockholder Rights Plan designed to protect the Companys stockholders from coercive or abusive takeover tactics. In connection with the Rights Plan, the Board designated 200,000 shares of preferred stock as Series A Junior Participating Cumulative Preferred Stock (A Preferred Stock) and declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock. Such dividend was paid to holders of record of the Companys common stock as of March 15, 1996. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of A Preferred Stock at an exercise price of $80 per one one-hundredth of a preferred share. The Rights are exercisable only upon the occurence of certain defined events, contain antidilutive provisions, are redeemable at the Companys option, subject to certain defined restriction, for $.01 per Right, and expire on February 23, 2006.

The Company expects to incur substantial research and development expenses associated with the development of the Company's oral drug delivery system. As a result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase. The Company expects that cash, cash equivalents and marketable securities will, under the Company's present operating assumptions, be adequate to meet its liquidity and capital requirements at least through the end of fiscal year 1998. No assurance can be given that there will be no change that would consume the Company s liquid assets before such time. While the Company is not currently undertaking any major capital expenditures, the Company expects to need substantial resources to continue its research and development efforts. Should circumstances warrant it, the Company would seek additional funds, primarily in the public and private equity markets, and to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms. If adequate funds were not available, the Company would be required to delay, scale back, or eliminate one or more of its research or development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish. The Company does not maintain any credit lines with financial institutions.

Impact of the Adoption of Recently Issued Accounting Standards:

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      11.1 Statement of Computation of Per Share Data for the three months ended April 30, 1995 and 1996

      11.2 Statement of Computation of Per Share Data for the nine months ended April 30, 1995 and 1996


(b)   Reports
      During the fiscal quarter ended April 30, 1996, the Company filed a Current Report on Form 8-K dated March 5, 1996 reporting under Item 5 thereof the adoption of a rights plan on February 23, 1996

                                   SIGNATURE



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Emisphere Technologies, Inc.


                  Dated:   April 14, 1996       /S/Michael M. Goldberg, M.D.
                                                ____________________________
                                                Michael M. Goldberg, M.D.
                                                Chairman, and Chief Executive
                                                Officer

                                                /S/Joseph D. Poveromo, C.P.A.
                                                _____________________________
                                                Joseph D. Poveromo, C.P.A.
                                                Controller & Chief Accounting
                                                Officer (Principal Financial
                                                Officer)

                                                                 Exhibit 11.1


                          EMISPHERE TECHNOLOGIES, INC.
                   STATEMENT OF COMPUTATION OF PER SHARE DATA


                                       For the three months ended
                           ____________________________________________________
                                 April 30, 1995            April 30, 1996
                           _________________________  _________________________
                              Primary       Fully        Primary       Fully
                                           Diluted                    Diluted

Net (loss) income          $(1,898,010) $(1,898,010)  $(2,326,515) $(2,326,515)

Interest earned on
  excess proceeds                                                      115,138
                           ------------ ------------  ------------ ------------

Adjusted net loss           (1,898,010)  (1,898,010)   (2,326,515)  (2,211,377)
                           ============ ============  ============ ============

Weighted average
  number of shares           7,576,048    7,576,048     8,352,458    8,352,458

Shares issuable upon
 exercise of options
 and warrants                                  (A)                   3,441,118

Shares assumed to be
 repurchased under the
 treasury stock method                                              (1,869,133)

                           ------------  -----------  ------------ ------------
                             7,576,048    7,576,048     8,352,458    9,924,443
                           ============  ===========  ============ ============

NET (LOSS) INCOME PER
 SHARE                     $     (0.25)  $    (0.25)  $     (0.28) $     (0.22)
                           ============  ===========  ============ ============

(A) As of, and for the quarter ended April 30, 1995 all previously issued and outstanding options had exercise prices above the current fair market value of the common stock.


                                                                    Exhibit 11.2


                          EMISPHERE TECHNOLOGIES, INC.
                   STATEMENT OF COMPUTATION OF PER SHARE DATA


                                          For the nine months ended
                           _____________________________________________________
                                 April 30, 1995             April 30, 1996
                           _________________________   _________________________
                             Primary       Fully         Primary      Fully
                                          Diluted                    Diluted

Net loss                  $(5,819,989) $(5,819,989)   $(3,109,175) $(3,109,175)

Interest earned on
 excess proceeds                                                       166,150
                          ------------ ------------   ------------ ------------

Adjusted net loss          (5,819,989)  (5,819,989)    (3,109,175)  (2,943,025)
                          ------------ ------------   ------------ ------------
Weighted average
 number of shares           7,574,199    7,574,199      8,140,262    8,140,262

Shares issuable upon
 exercise of options
 and warrants                                  (A)                   2,937,350

Shares assumed to be
 repurchased under the
 treasury stock method                                              (1,869,133)
                          ------------ ------------   ------------ ------------
                            7,574,199    7,574,199      8,140,262    9,208,479
                          ============ ============   ============ ============
NET LOSS PER SHARE        $     (0.77) $     (0.77)   $     (0.38) $     (0.32)
                          ============ ============   ============ ============


(A) As of, and for the nine months ended April 30, 1995 all previously issued and outstanding options had exercise prices above the current fair market value of the common stock.