Form 10-K
period 1996-07-31
EMISPHERE TECHNOLOGIES INC
filed 1996-10-23
CIK 805326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-K

     (Mark One)
       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1996

                                       OR
        [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                       -------------       ---------------

                         Commission file number 1-10615
                          EMISPHERE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                       13-3306985
              ---------------                  ------------
        (State or jurisdiction of            (I.R.S. Employer
      incorporation or organization)      Identification Number)

             15 Skyline Drive                      10532
            Hawthorne, New York                 -----------
         ------------------------               (Zip Code)
           (Address of principal
            executive offices)

                                 (914) 347-2220
              (Registrant s telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock - $.01 par value
                         Preferred Stock Purchase Rights

          Indicate by check mark whether the Registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and
     (2) has been subject to such filing requirements for at least the past
     90 days.     Yes    X     No
                       -----       -----

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated be reference in Part III of this Form 10-K or
     any amendment to this Form 10-K. [   ]

          As of October 10, 1996 the aggregate market value of registrant s common stock held by non-affiliates was approximately $157,400,000 based on a closing sale price of $16.875 per share. The number of outstanding shares of the registrant s common stock as of October 10, 1996 was 9,464,754.

                       DOCUMENTS INCORPORATED BY REFERENCE


          None


                                     Part I


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

               Certain statements under the captions "Business" and "Management s Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act").
     Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: uncertainties related to future testing results and viability of the Company's products; the Company s dependence on partnerships with pharmaceutical and other companies to develop, manufacturer and commercialize products using the Companys drug delivery technologies; the need to obtain regulatory approval for the Companys products; the Company's dependence on the success of its joint venture with Elan Corporation for the development and commercialization of an oral heparin product; the risk of technological obsolescence in a highly competitive industry; the Company's dependence on patents and proprietary rights; the Company's absence of profitable operations and need for additional capital; the availability, terms and deployment of capital the risk of product liability and policy limits of product liability insurance; potential iability for human clinical trials; the Company's dependence on key personnel; the quality, judgement and strategic decisions of management and oter personnel; uncertain availability of third-party reimbursement for commercial medical products; general business and economic conditions; and other factors referenced in this report on Form 10-K.

     Item 1.   Business


     Overview

          Emisphere Technologies, Inc. ( Emisphere or the Company ) is a drug delivery company focused on the discovery and application of proprietary synthetic chemical compounds ( carriers ) that enable the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. The Company's proprietary technologies are based on the Company's ability to design and synthesize carriers to allow the transport of therapeutic molecules through biological membranes, including intestinal, nasal, sublingual, transdermal, subcutaneous, intramuscular and intraocular membranes.
     The Company has designed and synthesized a library of potential carriers and evaluated them for their ability to enable the oral delivery of therapeutic compounds. The Company has used its carriers to deliver heparin orally in humans and to deliver orally in animals a v ariety of compounds, including insulin, calcitonin, human
     p a r a thyroid hormone, human growth hormone, interferon alpha, desferroxamine and cromolyn.

          On September 5, 1996, the Company announced the completion of its double-blind, controlled Phase I clinical trial of the oral delivery of heparin using one of Emisphere's proprietary carriers. Analysis of the clinical data indicated that the formulation was tolerated and that no adverse drug reactions were reported. Moreover, there was evidence of the oral delivery of clinically relevant levels of heparin. The trial involved 30 human subjects and approximately 100 exposures, and consisted of three parts: (1) escalating doses of carrier only; (2) escalating doses of carrier with a fixed dose of heparin; and (3) escalating doses of heparin with a fixed dose of the carrier. Oral delivery was measured by testing all of the limited number of subjects who participated in part 3 who received heparin and measured by blood clotting times (activated partial thromboplastin t i me or APTT), serum levels of anti-factor IIa and Xa, and lipoprotein-associated coagulation inhibitor (LACI) assays. The heparin activity in this trial occurred at a substantially lower relative dose of administered heparin than predicted by previous animal testing.

          On  September  26,  1996,  the  Company  and Elan Corporation plc
     (Elan) finalized the formation of a joint venture (the Elan Joint Venture), pursuant to a letter of intent entered into in October 1995, to combine Elan s drug delivery and formulation capabilities with the Company s carrier technologies to research, develop and market oral formulations of heparin and heparinoids. The Company and Elan are sharing the financial benefits and expense obligations of the Elan Joint Venture on a 50-50 basis and they have equal representation on
     the  Board  of  Directors  of  the  joint  venture  company  (the   JV
     Company ). As of September 27, 1996, Elan has provided $7,500,000 to the project of which $4,500,000 has been provided to the Company. In addition, in connection with the October 1995 letter of intent, an affiliate of Elan purchased 600,000 shares of common stock of the Company ( Common Stock ) and warrants to purchase 250,000 additional shares of Common Stock at an exercise price of $16.25 per share for total consideration of $7,500,000 (the 1995 Elan Affiliate Purchase ).

     The Drug Delivery Industry

          Companies involved in drug delivery are seeking to enhance the use of therapeutic agents by expanding the available dosage forms. Traditional drug delivery companies develop technologies that control the release of drugs. Examples of products in this category include transdermal patches, and tablets for drugs that can be taken once-a-day versus multiple daily dosing.

          There is an emerging group of drug delivery companies, including the Company, developing novel technologies that offer alternatives to such dosage forms. These companies are seeking technologies to i n c r ease the potential for therapeutics that have not been commercially developed, used effectively or successfully marketed because of limited practical means of administration. For example, macromolecules such as proteins or other poorly absorbed therapeutics currently are mainly administered by injection.


     Oral Drug Delivery

          The Company believes that the market for orally administered p h armaceuticals represents the largest product segment of the pharmaceutical industry and that the potential market for many drugs could be significantly expanded if novel delivery systems are developed for therapeutics that are currently available only as injectable drugs. The Company believes that oral administration would represent the preferred modality of delivery for many pharmaceuticals, including a broad range of biotechnology derived therapeutics and drugs that require chronic dosing.

          The three main barriers to effective oral drug delivery for humans are:

             (i) Degradation of Drugs by Acid and Enzymes: The high acid content and the enzyme activity of the digestive tract can degrade some drugs well before they reach the site of absorption into the bloodstream. All natural and recombinant peptides, as well as certain compounds with carbohydrate and lipid components, are susceptible to this degradation, limiting the commercial potential for these compounds.

             (ii) Poor Absorption of Drugs Through Epithelium Tissue:  Many
                  macromolecules and polar compounds cannot effectively traverse the cells of the epithelium in the small intestine to reach the bloodstream. Thus, some drugs with beneficial medicinal properties are often limited to injectable formulations, which may not be commercially viable for the treatment of chronic disease because of
                  poor     patient    compliance.        Development    and
                  commercialization of many macromolecules and other poorly absorbed compounds may become practical with an effective new delivery system.

            (iii) Transition  of Drugs to Insoluble Form at Acidic pH:
                  M a n y drugs become insoluble at the low pH encountered in the digestive tract. Since only the soluble form of the drug can be absorbed into the bloodstream, the transition of the drug to the insoluble form can significantly reduce the amount absorbed.

     The Company's Drug Delivery Technologies

          The core of the Company's delivery technology is the design and synthesis of compounds that maximize the transport of drugs across b i ological membranes. The Company's technologies exploit the properties of supramolecular complexes, which are formed when two or more compounds are held together in a discrete geometry by relatively weak molecular interactions. A supramolecular complex will have a n u m ber of properties that are measurably different from its constituent parts. Many of the drugs that are currently used to treat diseases must be administered by injection due to their inability to survive the environment of the gastrointestinal tract and/or to be transported from the gastrointestinal tract. The Company believes t h at the supramolecular complexes formed when its proprietary compounds are formulated with many injectable drugs renders them transportable from the gastrointestinal tract to the blood in quantities that are clinically useful and commercially attractive. The Company believes that certain conformations of some drugs appear to render them transportable across biological membranes. The Company believes that an effective carrier significantly increases the population of naturally occurring transportable conformations of the drug to be delivered. The Company has identified characteristics of supramolecular complexes that it believes correlate with in vivo performance.

          The Company has synthesized a library of well-defined, proprietary carrier compounds that are single molecular entities which can form supramolecular complexes with a diverse array of injectable therapeutics. These "carrier" molecules vary widely in their chemical s t r ucture, solubility, hydrophobicity, electrostatic and other physical/chemical properties. The Company believes that, in many cases, an individual therapeutic agent will require its own unique carrier for optimal oral delivery. Based upon an individual therapeutic's characteristics, the Company seeks to identify the optimal carrier by in vitro and in vivo screening of the Company's ever expanding library of carrier compounds. The Company believes that technologies are available that could allow high throughput synthesis and in vitro screening of carrier compounds, thereby reducing the time required for identifying the optimal carrier for a given injectable therapeutic.

          On the basis of the clinical and preclinical trials to date, the Company believes that its oral drug delivery technologies have the potential to achieve the key properties essential for an effective oral drug delivery, including: (i) absorption of the drug in an effective manner, (ii) consistent release of the drug so that the drug enters the bloodstream in a reproducible manner, (iii) lack of toxicity and (iv) maintenance of the biological effects of the drug.

          The Company believes that the supramolecular complex formed by the Company's carriers and certain therapeutic compounds may have applications in the delivery of drugs through other biological membranes, including nasal, buccal, sublingual, transdermal, subcutaneous, intramuscular and intraocular membranes.

     Key Characteristics of the Company's Technologies

          The Company believes that its oral delivery approach may have potential competitive advantages, including:

               (i)  Broad   applicability:    The  Company's  carriers  are
                    a p p licable across a diverse group of molecules (proteins, carbohydrates, and peptides and other poorly absorbed compounds).

               (ii) Stand-alone  delivery  approach:    Oral  drug delivery
                    using the Company's carriers does not rely upon addition of other agents that can have adverse effects on the intestinal membranes or digestion process.

              (iii) Versatility of formulation: The Company has formulated a number of therapeutic compounds with its carriers into a dry powder. The Company believes that oral formulations including suspensions, tablets and capsules can be created.

               (iv) Ease  of  manufacture:    The Company believes that the
                    technology and equipment currently exists to produce its carrier material and the final drug product.





     Product Development

          Therapeutic Macromolecules

          Heparin. Emisphere has completed a Phase I clinical trial with an oral heparin preparation. Heparin is an anticoagulant and antithrombotic agent used in a number of cardiovascular indications which currently can be dosed only by subcutaneous injection or intravenous infusion. The Company believes there is a strong market need for additional oral anticoagulant and antithrombotic agents.

          On March 25, 1996, the Company submitted an investigational new drug application for an oral formulation of heparin to the U.S. Food and Drug Administraion for review. In order to prepare the IND, the Company engaged in preclinical testing which included, among other things, (i) maximum tolerated dosingexperiments, (ii) acute and subacute toxicity testing,  (iii)  a pharmacological  screen,  (iv)  mutagenicity  testing,
     (v) dosing preparation stability analysis, and (vi) absorption, distribution, metabolism, excretion (ADME) studies. The results of these tests demonstrated, in part, that the carriers dosed at quantities substantially greater than the quantities that the Company proposed to administer to humans (i) caused no damage to intestinal tissue,
     (ii)  produced  no  pharmacological activity on its own, (iii) was not
     s e q uestered  in  any  body  tissue,  and  (iv)  caused  no  genetic
     alterations.    The IND was prepared based on the compilation of these
     preclinical testing results.

          After the required thirty day waiting period had expired, the Company began its double-blind, controlled Phase I clinical trial. The trial involved 30 human subjects and approximately 100 exposures, and consisted of three parts: (1) escalating doses of carrier only;
     (2) escalating doses of carrier with a fixed dose of heparin; and (3) escalating doses of heparin with a fixed dose of the carrier. Oral delivery was measured by testing all of the limited number of subjects who participated in part 3 who received heparin and measured by blood clotting times, (activated partial thromboplastin time or APTT), serum l e v els of anti-factor IIa and Xa, and lipoprotein-associated coagulation inhibitor (LACI) assays. The heparin activity in this trial occurred at a substantially lower relative dose of administered heparin than predicted by previous animal testing. In collaboration with the Company and with input from the FDA, Garret FitzGerald, M.D.Robinette Professor of Cardiovascular Medicine, Director of the Center for Experimental Therapeutics and the Clinical Research Center at the University of Pennsylvania and a specialist in anticoagulation and antithrombotic therapy, designed the Phase I clinical trial, and his laboratory performed the heparin activity assays. Dr. FitzGerald, is a member of the Company's Development Advisory Board. See
       Development Advisory Board .

          With the completion of the Phase I clinical trial, the Company is currently preparing a formulation development program to produce a dosage form of the carrier that is intended for additional clinical trials including Phase II and Phase III testing; however, there is no assurance that the FDA will approve such testing. Additionally, there can be no assurance that the test results are predictive of further results. Substantial additional testing will be required. The Company also has initiated a conceptual design and site selection program to engineer a manufacturing facility for the production of the carrier compound. Fluor Daniel, a leading engineering design and construction company, has been retained to conduct these studies for the Company.

          Therapeutic Protein and Peptide Products

          Among the protein and peptide products to which the Company is seeking to apply its carriers are insulin, calcitonin, human growth hormone and parathyroid hormone analogues. all of these products, with the exception of the parathyroid hormone analogues (in clinical development), currently being marketed as injectable products.

          Insulin. Recent studies have shown that serious complications to diabetes can be reduced if patients better control their blood glucose levels. However, a patient needs to inject insulin several times per day to properly regulate his glucose. This level of compliance is difficult to achieve with an injectable formulation of insulin and the Company believes an oral formulation would increase compliance. Emisphere has demonstrated that its lead carrier for insulin is able to achieve therapeutic utility in a diabetic rat model that are comparable to those obtained following subcutaneous injection of the compound in the same model. However, there can be no assurance that the results achieved in rodents are predictive of future test results in humans. Substantial additional testing will be required.

          Human Parathyroid Hormone. Osteoporosis is a disease that afflicts many post-menopausal women and older men. Currently, a number of pharmaceutical companies are in various stages of clinical testing to determine whether certain analogues of human parathyroid hormone (hPTH) are effective in reducing the bone fractures which are associated with osteoporosis.

          Emisphere initiated an oral delivery program for hPTH analogues in response to the interest expressed by various pharmaceutical companies to deliver orally hPTH analogues for the treatment of osteoporosis. The Company has demonstrated oral delivery of three different hPTH analogues in primates to date. There can be no assurance that the results of tests in primates are predictive of results in humans. Substantial additional testing will be required.

           Calcitonin. Calcitonin is also used to treat osteoporosis as an injectionable solution or oral spray. The Company has demonstrated the oral delivery of Calcitonin in primates. There can be no assurance that test results achieved in primates are predictive of
     future  results  in  humans.    Substantial additional testing will be
     required.

          Human Growth Hormone. While a number of new indications are being explored, the majority of Human Growth Hormone sold is used to treat children with growth deficiencies. The current preferred dosing regimen in children entails daily injections for up to 10 years or more.

          The Company's lead carrier for recombinant human growth hormone has been tested in rodents and primates and the tests indicated delivery of therapeutic drug levels is achievable in these animals. I n addition, growth studies conducted in animal models have demonstrated that the drug is active after delivery to the blood when the drug is dosed with the Company's carrier into the gastrointestinal tract when compared to subcutaneous delivery. There can be no assurance that test results achieved in rodents and primates are predictive of future results in humans. Substantial additional testing will be required.

          Poorly absorbed organic compounds

          The   majority  of  pharmaceutical  products  are  small  organic
     molecules.    Pharmaceutical  companies  often  identify  biologically
     active compounds that cannot be delivered orally.

          Desferroxamine. Desferroxamine ("DFO") is the only approved iron chelator for use in treating iron overload resulting from frequent blood transfusions in the treatment of illnesses such as beta thalassemia and sickle cell anemia. Currently dosing involves a 12-hour subcutaneous infusion 5 days per week. The Company has demonstrated oral delivery of therapeutic levels of DFO in primates. There can be no assurance that test results achieved in primates are predictive of future results in humans. Substantial additional testing will be required.

          Cromolyn. Cromolyn is a mast cell stabilizer used in the treatment of asthma and allergies. The Company demonstrated Cromolyn absorption in rodents. There can be no assurance, however, that such results are predictive of results in humans. Substantial additional testing will be required.

          Vaccines

          The Company is exploring the applicability of its carriers for humans and animals in the field of vaccines. The Company has conducted experiments with a number of antigens. The results of dosing rodents orally with antigens combined with the Company's carriers were an increased secretory Immunoglobulin A (sIgA) response, increased Immunoglobulin G (IgG) response and CD4 T-cell proliferation. These results indicate that oral vaccination may be possible using the Company s carriers. There can be no assurance that test results achieved in rodents are predictive of future results in humans. Substantial additional testing will be required.

     Collaboration Agreements

          The Company's strategy is to facilitate the development of products utilizing its drug delivery technologies by entering into c o l laboration agreements with pharmaceutical and biotechnology companies that have the financial, scientific and marketing resources to fund development of specific products through clinical trials, to obtain regulatory approval, to manufacture the final products in commercially viable quantities and to market the products through their sales and marketing organizations.

          The Company is currently having discussions with a number of pharmaceutical companies regarding potential applications of the Company's drug delivery technologies for their proprietary drugs. There can be no assurance, however, that any agreements will be consummated as a result of these discussions, that any resulting agreements will yield revenues to the Company, that any such companies will pursue product development until a commercial product is achieved or that, once achieved, any pharmaceutical company will continue to produce and sell the product and pay royalties to the Company.

          Elan  Corporation  plc.    On  September  26,  1996,  the Company
     finalized  the formation of the  Elan Joint Venture to combine Elan's drug delivery and formulation  capabilities  with  the Company's carrier
     technologies to research,   develop  and  market  oral  formulations  of
     heparin and heparinoids. The Company believes that there are significant synergies between Emisphere's novel technologies and Elan's development and formulation expertise. As of September 27, 1996, Elan has provided $7,500,000 to the project of which $4,500,000 has been paid to Emisphere.

          The JV Company is an Irish corporation, the equity of which is owned 50% by the Company and 50% by Elan. The Company and Elan have equal representation on the Board of Directors of the JV Company.

          The  key  provisions of the Elan Joint Venture structure include:
     (i) the grant by the Company to the JV Company of an exclusive, world-wide license of the Company's carrier technology for new dosage forms of heparin and heparinoids (the "Field"); (ii) the grant by Elan to the JV Company of an exclusive, world-wide license of its formulation technology for the Field; (iii) the grant by the Company to the JV Company of a right of first refusal to license the Company's carrier technology to commercialize additional anticoagulant compounds other than heparin and heparinoids; (iv) the grant by the Company and Elan to the JV Company of exclusive royalty-free licenses to use their respective trademarks in connection with products in the Field;
     (v) the requirement for the Company and Elan to make distributions in equal portions to the extent needed to fund the JV Company's commercial development efforts; and (vi) the sharing by the Company and Elan of the financial benefits and expense obligations of the Elan Joint Venture on a 50/50 basis. Althought there are certain limited circumstances under which Elan would have a $4,500,000 limited preference over the Company in returns from the Elan Joint Venture.

          Whenever commercially or technically feasible, the JV Company will contract with the Company or Elan to perform research and development services on behalf of the JV Company. The Company and Elan will be reimbursed by the JV Company for all such research and development work at the conclusion of each stage of the research and development program.

          If the JV Company elects to proceed with commercialization with any product, the parties anticipate that the Company will enter into a supply agreement pursuant to which it will sell carriers to the JV Company and that Elan or one of its affiliates will enter into a supply agreement with the JV Company for the commercial production of the products by Elan on behalf of the JV Company. Such supply agreements would be on customary commercial terms and negotiated in good faith by the parties. The Company shall also supply the JV Company with such carriers as are required by the JV Company for its research and development programs. Unless otherwise agreed by Elan and the Company, the supply of the carriers for the research and development programs shall be at cost so long as the Company holds at least a 45% equity interest in the JV Company.

          Upon the occurrence of an event of default in the Elan Joint Venture agreement, the non-defaulting shareholder will be entitled to make an offer to purchase the defaulting shareholder's interest in the JV Company. The defaulting shareholder will then be obliged to sell its interest to the non-defaulting shareholder at the offered price or to make a counteroffer to purchase the non-defaulting shareholder's interest at a price that is at least 10% higher than the previous offer. Each side may make one additional counteroffer provided its offer is at least 10% higher, as adjusted, than the previous offer.

          P u r s uant to an agreement between the Company and Elan International Services Ltd. ("Elan International"), the affiliate of Elan that purchased 600,000 shares of Common Stock and warrants to acquire 250,000 additional shares of Common Stock pursuant to the 1995 Elan Affiliate Purchase, Elan International has agreed, subject to certain exceptions, not to acquire additional shares of the Company's voting securities until September 26, 2001. During the term of such agreement, Elan International has the opportunity, in the event the Company issues and sells voting securities, to purchase newly issued voting securities in an amount that would enable Elan International to own the same percentage of the Company's voting securities as it owned before such issuance and sale.

     Patents

          The Company's strategy is to apply for patent protection on all aspects of its proprietary chemical and pharmaceutical delivery technologies, including materials and compositions of matter for both the carrier and complexes of a carrier with a pharmaceutical or chemical agent, processes for manufacturing the carrier, new carriers, uses of the carriers and improvements on its core technology that are important for the success of the Company's business.

          The Company has patents or patent applications for carriers currently used by the Company to deliver heparin, insulin, calcitonin, human parathyroid hormone, human growth hormone, interferon alpha, desferroxamine and cromolyn. The Company has been granted ten patents on its drug delivery technologies in the United States which will expire between 2007 and 2014, and has certain patents issued or applications pending in various countries around the world. The Company has 24 patent applications relating to its drug delivery technologies pending in the United States, including an application relating to its heparin carrier, and has or expects to have corresponding patent applications pending around the world. The Company has applied to have one of its granted U.S. patents reissued in an attempt to obtain certain broader claims to which the Company believes it was entitled in the original patent grant.

          Although the Company has patents for some of its products and has applied for additional patents, there can be no assurance that patents applied for will be granted, that patents granted to or acquired by the Company now or in the future will be valid and enforceable and provide the Company with meaningful protection from competition or that the Company will possess the financial resources necessary to enforce any of its patents. There can also be no assurance that any products developed by the Company (or a licensee) will not infringe upon any patent or other intellectual property right of a third party.

     Manufacturing

          An important step in taking a pharmaceutical product from preclinical research to the marketplace is scaling up the process required to produce commercial quantities. This process frequently entails custom design and engineering that can add significantly to the costs of goods. The primary raw materials used in making the carriers currently under consideration by the Company for its new formulations are amino acids and other organic compounds. The Company currently produces these carriers in batch sizes of up to two hundred grams. The Company has no internal capability for the production of any of these carriers in larger batch sizes. A third-party manufacturer with a GMP facility was recently successful in scaling up production of the Company's carrier for its heparin trial.

          The Company is conducting feasibility studies for engineering and location of its own manufacturing facility. The Company believes that there are multiple sources for the raw materials used to synthesize its carriers. Numerous commercial manufacturers with GMP facilities having the capability of producing the carriers have been identified. The Company will continue to manufacture carriers on small scale for research purposes and contract out with third party producers for clinical testing. Once the engineering studies for the Company's production facility are completed, the Company would be in a position to decide whether to make or buy the carriers for future needs.

     Competition

           The biotechnology and pharmaceutical fields are rapidly evolving and significant developments are expected to continue at a rapid pace. The Company's success depends upon maintaining a competitive position in the development of products and technologies in its areas of focus. T h e Company is in competition with other pharmaceutical and biotechnology companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities producing and developing injectable drugs. Many of these companies and entities have substantially greater research and development capabilities, experience and marketing, financial and managerial resources, and represent significant competition for the Company. Acquisitions of competing biotechnology companies by large p h a rmaceutical companies could enhance competitors' financial, marketing and other resources. Accordingly, the Company's competitors may succeed in developing competing technologies and obtaining governmental approval for products more rapidly than the Company. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or obsolete.

          With respect to the Company's drug delivery technologies, the Company competes with both pharmaceutical companies developing their own drug delivery technologies for drugs they currently produce in injectable forms (including enhanced injectable forms) and independent companies developing competitive alternative technologies such as intranasal delivery systems, pulmonary systems, transdermal systems and buccal absorption systems for use with a broad range of different pharmaceuticals.

     Government Regulation

          The Company's products under development are subject to extensive regulation by the FDA and other governmental authorities in the United States and other governmental authorities in other countries.

          The duration of the governmental approval process for marketing new pharmaceutical substances, from the commencement of preclinical testing to the receipt of a governmental final letter of approval for marketing a new substance, varies with the nature of the product and with the country in which such approval is sought. For entirely new drugs, the approval process could take five years or more; however, for reformulations of existing drugs, the process is typically s h orter. In either case, the procedures required to obtain governmental approval to market new drug products is a costly and time-consuming process requiring rigorous testing of the new drug product. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. The steps required before a new human pharmaceutical product can be marketed or shipped commercially in the United States include, in part, preclinical testing, the filing of an IND, the conduct of clinical trials and the filing with the FDA of either a New Drug Application ("NDA") for drugs or a Product License Application ("PLA") for biologics.

          In order to conduct the clinical investigations necessary to obtain eventual regulatory approval, an applicant must file an IND with the FDA to permit the shipment and use of the drug for investigational purposes. The IND sets forth, in part, the results of preclinical (laboratory and animal) toxicology and efficacy testing and the applicant's plans for clinical (human) testing. If the FDA does not deny the exemption to ship or use the investigative drug or place a "hold" on clinical testing within 30 days of the submission of the IND, it becomes effective and clinical testing may begin.

          Under the FDA's regulations, the clinical testing program required for marketing approval of a new drug typically involves a three-phase process. In Phase I, safety studies are conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. In Phase II, studies are conducted on small groups of patients afflicted with a specific disease to gain preliminary evidence of efficacy and to determine the common short-term side effects and risks associated with the substance being tested. Phase III involves large-scale studies conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for physician labeling. Frequent reports are required in each phase and, if unwarranted hazards to subjects are found, the FDA may request modification or discontinuance of clinical testing until further preclinical work has been done. Additional testing (Phase IV) may be conducted after FDA approval and would be designed to evaluate alternative utilizations of drug products prior to their being marketed for such additional utilizations. Phase IV testing is often similar to Phase II evaluation of efficacy testing using a carefully selected clinical population.

          Once clinical testing has been completed pursuant to an IND, the applicant files an NDA or PLA with the FDA seeking approval for marketing the drug product. The FDA reviews the NDA or PLA to determine if the drug is safe and effective, and adequately labeled, and if the applicant can demonstrate proper and consistent manufacture of the drug. The time required for FDA action on an NDA or PLA varies considerably, depending on the characteristics of the drug, whether the FDA needs more information than is originally provided in the NDA or PLA and whether the FDA finds problems with the evidence submitted.

          The facilities of each company involved in the manufacturing, processing, testing, control and labeling must be registered with and approved by the FDA. Continued registration requires compliance with GMP regulations. The FDA conducts periodic establishment inspections to confirm continued compliance with its regulations.

          The Company is subject to the regulation of the United States Department of Labor, Occupational Safety and Health Administration ("OSHA"). In a recent OSHA audit of the Company, the Company was cited for violations of OSHA regulations involving storage of materials, training and documentation of policies and procedures. In addition, numerous matters (not amounting to violations) were noted which require additional attention by the Company. As a result the Company was fined a small amount which was not material to the Company. The Company has since taken steps to ensure compliance with all applicable OSHA regulations and believes that its current operations and procedures comply in all material respects with OSHA regulations.

          The Company is also subject to various federal, state and local laws, regulations and recommendations relating to such matters as laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with the Company's research and development work. Although the Company believes it is in compliance with these laws and regulations in all material respects, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and other laws or regulations in the future.

     Scientific Advisory Board

          The Company's scientific advisors consult with the Company on developments relating to current and future forms of drug delivery t e chnology, chemistry, gastro-intestinal physiology and protein structure. As a group, the scientific advisors possess substantial experience in biomaterials, controlled release and polymeric delivery s y stems, proteins, liposomes, microencapsulation, pharmaceutics, analytical techniques and immunology. The scientific advisors also consult with the Company on aspects of drug delivery product planning and feasibility studies and assist Company scientists in establishing research priorities, provide guidance for the Company's clinical evaluation programs, advise Company scientists of new developments and alert the Company to potential collaborators. In addition, the Company has funded various research projects and collaborations with a number of its Scientific Advisory Board members and it intends to continue to expand its scientific collaborations with current and future Scientific Advisory Board members. None of the scientific advisors are employees of the Company. Scientific advisors devote only a small portion of their time to the affairs of the Company and have other commitments to, or consulting or advisory contracts with, other institutions which may compete with their obligations to the Company. The Company requires each of its scientific advisors to execute a confidentiality agreement upon the commencement of his or her relationship with the Company. The agreements generally provide that all confidential information made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third
     parties  except  in  specified  circumstances.    Scientific  advisors
     receive annual compensation, are reimbursed for their expenses for each meeting attended and are granted stock options on a case-by-case basis.

          Set forth below are the names, positions and areas of expertise of individuals on the Company's Scientific Advisory Board.

             Name and Position               Area of Expertise

      Raymond J. Bergeron, Ph.D.      Drug design, polyamines and
                                      chemotherapeutics
      Professor of Chemistry,
      Department of Medicinal
      Chemistry, College of Pharmacy
      University of Florida

      Mark I. Greene, M.D., Ph.D.     Monoclonal antibodies,
                                      immunology
      Professor of Medicine,
      Department of Pathology,
      School of Medicine
      University of Pennsylvania

      Raphael M. Ottenbrite, Ph.D.    Synthesis and structure of
                                      polymers
      Professor of Chemistry
      Department of Chemistry and
      High Technology Materials
      Division, Virginia
      Commonwealth University

      Joseph R. Robinson, Ph.D.       Mucoadhesives, pharmaceutics
                                      and gastrointestinal physiology
      Professor, School of Pharmacy
      University of Wisconsin

      Ernest Freire, Ph.D.            Protein chemistry, analytical
                                      techniques and calorimetry
      Professor
      Johns Hopkins University


    Development Advisory Board

          In October 1994, the Company established a Development Advisory Board to help guide the Company's efforts to move oral formulations into human trials. The Company has funded various research projects and collaborations with a number of its Development Advisory Board members and it intends to continue to expand its collaborations with current and future Development Advisory Board members. None of the development advisors are employees of the Company and they devote only a small portion of their time to the affairs of the Company and have other commitments to, or consulting or advisory contracts with, other institutions that may compete with their obligations to the Company. Development advisors receive annual compensation, are reimbursed for their expenses for each meeting attended and are granted stock options on a case-by-case basis.


          Set forth below are the names, positions and areas of expertise of individuals on the Company's Development Advisory Board.

             Name and Position               Area of Expertise

      William N. Charman, Ph.D.       Protein conformation; physical
                                      pharmacy
      Senior Lecturer in
      Pharmaceutics
      Victorian College of Pharmacy


      Donald C. Monkhouse, Ph.D.      Product development
                                      formulation
      Consultant
      formerly with Smithkline
      Beecham

      Hans Schreir, Ph.D.             Formulation research; drug
                                      delivery
      Founder and Principal
      Scientist
      Advanced Therapeutics, Inc.

      Garret FitzGerald, M.D. Ph.D.   Clinical protocols and
                                      clinical studies;
      Professor and Director          anticoagulation
      School of Medicine
      University of Pennsylvania


     Employees

          As of October 11, 1996, the Company had 49 employees, 37 engaged in scientific research and technical functions and 10 performing administrative and clerical functions. Of the 47 employees, 16 hold Ph.D. or M.D. degrees. The Company believes that its relationship with its employees is good.

          To complement its own expertise, the Company has been assisted in its activities by scientists, physicians and academicians, most of whom are affiliated with universities or other medical research centers, who serve as consultants as requested by the Company in connection with the research and development of new drugs as well as clinical testing procedures and applications. Such scientists, physicians and consultants, including members of the advisory boards, were paid aggregate fees of approximately $102,000 for their services for the fiscal year ended July 31, 1996. The Company intends to hire and/or collaborate with scientists, physicians and academicians who have an expertise in areas complementary to the Company's drug delivery technologies. Certain of these scientific collaborators will be retained on a regular basis and others on a project-by-project basis. The Company's contracts with such scientific collaborators, most of which are renewable by the Company on a year-to-year basis, call for payments during the 1997 fiscal year of approximately $36,000 in the aggregate. The terms of the Company's agreements with scientific collaborators are determined on an arms' length basis, and depend on such factors as the nature and expense of the study to be done by the scientific collaborator and the budget for that study, the expertise of a collaborator and the extent and importance of the contributions to the Company expected from a collaborator.


     ITEM 2.   PROPERTIES


          The registrant currently leases 21,500 square feet of office space at 11 and 15 Skyline Drive, Hawthorne, New York for use as executive offices and laboratories. No difficulty is anticipated in negotiating renewals as the current leases expire or in finding satisfactory space at a reasonable cost if the existing space becomes u n a vailable or additional space is needed to meet expansion requirements.

     ITEM 3.   LEGAL PROCEEDINGS

          The Company is not party to any litigation that is expected to have a material effect on the operations or business of the Company.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.



                                     PART II

     ITEM 5.   MARKET REGISTRANT S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS


          The Companys Common Stock is traded on the over-the-counter market and prices are quoted on the National Market System on the (Nasdaq) under the symbol EMIS.

          The following sets forth the range of high and low sale prices for the common stock for the periods indicated, as reported by Nasdaq.


                Fiscal Year
                Ended July 31,             High     Low
                --------------             ----    -----

                1995
                ----
                   First quarter           4 1/2   2 7/16

                   Second quarter          4       2 1/8

                   Third quarter           3 5/8   1 1/8

                   Fourth quater           7 3/4   1 1/2


                1996
                ----
                   First quarter          11 1/8   6 1/4

                   Second quarter          9 7/8   5 1/8

                   Third quarter          13 3/4   9 1/2

                   Fourth quarter         16 1/2   6 1/4


          As of October 10, 1996 there were 392 stockholders of record and 9,464,754 shares of the Companys Common Stock outstanding. The closing price for the Company s Common Stock on October 10, 1996 was $16.875.

          The Company has never paid cash dividends and does not intend to pay cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of its business.


     ITEM 6.   SELECTED FINANCIAL DATA


          The following selected financial data should be read in conjunction with the financial statements and related notes which appear elsewhere herein. The financial data for each of the five years in the period ended July 31, 1996 have been derived from audited financial statements.

                                           Fiscal Year Ended July 31,
                                         1992        1993      1994        1995            1996
                                          --          --        --          --             --
                                        (in thousands, except per share
                                                    amounts)
      Statement of Operations Data:

      Revenue (1)                     $     177   $     292   $      85   $      33   $   3,131
                                      ---------   ---------   ---------   ---------   ---------
      Costs and expenses:
        Research and development          4,495       5,521       5,855       5,802       6,605
        General and administrative        2,490       2,025       2,619       2,404       3,337
                                      ---------   ---------   ---------   ---------   ---------
            Total costs and expenses      6,985       7,546       8,474       8,206       9,942

           Operating loss                (6,808)     (7,254)     (8,389)     (8,173)     (6,811)

      Other income:
        Interest and dividend income        464         571         608         389         703
        Miscellaneous income                 60          33          90          -           -
                                      ---------   ---------   ---------   ---------    ---------
          Net loss                    $  (6,284)  $  (6,650)  $  (7,691)  $  (7,784)   $ (6,108)
                                      =========   =========   =========   =========    =========
      Net loss per share              $  (1.17)   $  (0.99)   $  (1.01)   $  (1.03)    $  (0.72)
                                      =========   =========   =========   =========    =========
      Weighted average number of
        shares outstanding                5,362       6,706       7,607       7,588       8,457
                                      =========   =========   =========   =========    =========

                                              As of  July 31,
                                    1992     1993      1994    1995     1996
                                   ------  -------   -------  -------  -------
    Balance Sheet Data:                        (in thousands)

    Cash, cash equivalents and
    marketable securities          $7,579   $20,254  $12,694  $ 5,620  $18,237
    Working capital                 7,268    19,939   12,597    5,173   17,799
    Total assets                   10,790    22,837   15,210    7,549   20,039
    Long-term liabilities               0        85       87       55       45
    Accumulated deficit           (14,503)  (21,153) (28,844) (36,628) (42,736)
    Stockholders' equity           10,215    22,171   14,674    6,899   19,267




(1) Revenue consists of research and development contract revenue, including for fiscal year 1996, a payment of $3,000,000 from Elan.


     ITEM 7. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

          Emisphere is a drug delivery company focused on the discovery and application of proprietary synthetic chemical compounds that enable the oral delivery of macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through c o l l aborations with corporate partners and academic research institutions. The Company has had no product sales to date. The major sources of the Company's working capital have been proceeds from its initial public offering in 1989, a second public offering in February 1993, private equity financing, the latest of which occurred in October 1995, reimbursement of expenses and other payments from corporate partners, the registered sale of one million shares of Common Stock to two institutional investors in April 1996, and income earned on the investment of available funds. The Company's operations are not significantly affected by inflation or seasonality.

     Results of Operations

          The Company has since its inception generated significant losses from operations. The Company does not expect to achieve profitability in the foreseeable future. Profitability will ultimately depend on the Company's ability to develop its lead product, an oral formulation of heparin, in conjunction with the Elan Joint Venture or to develop other products in conjunction with other partners. There can be no assurance that the development will be completed or if completed, any regulatory agency will approve the final product. Even if final products are developed and approved, there is no assurance that sales will be sufficient to achieve profitability. If development of such products is not achieved or approval not granted, the Company's prospects will be materially affected.

          The ability of the Company to reduce its operating losses in the near term will be dependent upon, among other things, its ability to attract new pharmaceutical and other companies who are willing to provide funding to the Company for a portion of the Company's research and development with respect to specific projects. While the Company is constantly engaged in discussions with pharmaceutical and other companies, there can be no assurance that the Company will enter into any additional agreements or that the agreements will provide research and development revenues to the Company.

     Fiscal 1996 Compared to Fiscal 1995

          Revenue increased by approximately $3,098,000. The 1996 revenue consisted of a payment of $3,000,000 from Elan to reimburse the Company for certain research and development costs, and payments from two other pharmaceutical companies for which the Company performed feasibility studies. The recognition of the revenue from Elan was for work Emisphere performed on development of an oral formulation of heparin.


          Total operating expenses for the fiscal year ended July 31, 1996 increased by approximately $1,735,000 or 21%, as compared to fiscal 1995. The details of the increase are as follows:

          R e search and development costs increased by approximately $803,000, or 14%, in fiscal 1996 as compared to fiscal 1995. The increase is mainly attributable to the Company's clinical development program for heparin. The clinical development program consisted of work performed to file an investigational new drug application ("IND Application") with the FDA for the commencement of a Phase I clinical t r ial, and the performance of a double-blind controlled dose escalation study in humans, as well as other studies undertaken to support the development of an oral formulation of heparin. The higher costs associated with the clinical development program relating to heparin were partially offset by a decrease in funding of outside consultants and universities, not associated with the clinical program, engaged to conduct studies to help advance the Company's scientific research efforts. The Company also experienced a decrease in personnel and related expenses due, in part, to a staff reduction in May 1995. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

          General and administrative expenses increased by approximately $933,000, or 39%, in fiscal 1996 as compared to fiscal 1995. This increase is primarily attributable to an increase in expenses relating to services provided by outside business consultants. The Company recorded expenses of approximately $730,000 in connection with the granting of stock and options as compensation to business consultants for assisting the Company in discussions and negotiations with pharmaceutical companies. The Company also experienced an increase in legal and other professional fees incurred in connection with, among other things, the settlement of a class action lawsuit and the Elan Joint Venture.

          As a result of these factors, the Company's operating loss decreased by approximately $1,362,000, or 17%, from fiscal 1995 to fiscal 1996. The Company does not expect to generate an operating profit, and may possibly generate larger operating losses, in the foreseeable future.

          T h e Company's other income for fiscal 1996 increased by approximately $314,000, or 81%, from fiscal 1995. This was primarily due to a larger investment portfolio as a result of recent equity financing and research and development revenues of $3,000,000 received from Elan.

          Based on the above, the Company's net loss for fiscal 1996 was $6,108,000, a 22% decrease over fiscal 1995's loss of $7,784,000.

     Fiscal 1995 Compared to Fiscal 1994

          Revenue decreased by approximately $52,000 or 61%. The 1995 revenues consisted of an initial payment under the Company's agreement with Pasteur Merieux to study the applicability of one of the Company's drug delivery technologies for the delivery of a flu antigen. There were no other revenues during fiscal 1995 from the Company's other partners under their respective agreements with the Company. In comparison, fiscal 1994 revenues consisted of a final payment under the Company's agreement with Sandoz Pharmaceutical Corporation.

          Total operating expenses for the fiscal year ended July 31, 1995 decreased by $267,000, or 3%, as compared to fiscal 1994. The details of the decrease are as follows:

          Research and development costs decreased by approximately $53,000, or 1%, in fiscal 1995 as compared to fiscal 1994. The reduced cost was attributable to decreased funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research effort and a decrease in usage of laboratory supplies as a result of a reduction in the number of projects on which the Company was actively working. The reduction was partially offset by an increase in personnel and related expenses during the first ten months of the year, as the Company pursued its c l inical development program for oral heparin. In addition, depreciation and amortization expense increased by approximately $15,000 in fiscal 1995, resulting from purchases of laboratory equipment and furniture placed in service subsequent to July 31, 1994.

          General and administrative expenses decreased by approximately $214,000, or 8%, in fiscal 1995 as compared to fiscal 1994. The decrease in expenses was attributable to a decrease in personnel and related expenses due, in part, to a staff reduction in May 1995, reduced payments to outside consultants engaged as financial advisors w h o se purpose was to assist the Company in discussions and negotiations, and a decrease in supplies purchased during the fiscal year. The reduction was partially offset by an increase in insurance costs for directors' and officers' insurance and for protection of the Company's assets, and professional fees paid to seek patent protection for the Company's proprietary inventions.

          As a result of these factors, the Company's operating loss decreased by approximately $216,000, or 3%, from fiscal 1994 to fiscal 1995.

          T h e Company's other income for fiscal 1995 decreased by approximately $309,000, or 44%, from fiscal 1994. This was primarily the result of net losses of approximately $36,000 incurred on the sale of marketable securities and decreased interest income on the Company's smaller investment portfolio as the Company expended funds on operations and fixed asset additions. Also included in other income in fiscal 1994 was collections of approximately $88,000 on loans which had previously been fully reserved.

          Based on the above, the Company's net loss for fiscal 1995 was $7,784,000, a 1% increase over fiscal 1994's net loss of $7,691,000.

     Liquidity and Capital Resources

          As of July 31, 1996 the Company had working capital of a p p roximately $17,799,000. Total cash, cash equivalents and marketable securities were approximately $18,237,000, an increase of $12,618,000 compared to the Company's position at July 31, 1995. The increase in the Company's cash, cash equivalents and marketable securities in was primarily due to the receipt of $7,500,000 in proceeds from the sale of Common Stock and warrants in connection with the 1995 Elan Affiliate Purchase, $10,000,000 in proceeds from the sale of 1,000,000 shares of Common Stock to two institutional investors in April 1996 and $3,000,000 from Elan to reimburse the Company for certain research and development costs, partially offset by cash used to fund operations in fiscal 1996.

          Elan and the Company finalized the terms and provisions of the Elan Joint Venture on September 26, 1996. In connection with the Elan Joint Venture, Elan has provided $4,500,000 to the JV Company of which $1,500,000 has been paid to the Company. The remaining $3,000,000 will be applied by the JV Company primarily for future research and development expenses. After expenditure of such $3,000,000, Emisphere will be responsible for one-half of the JV Company's cash needs upon the JV Company's request. The Company and Elan are sharing the financial benefits and expense obligations of the Elan Joint Venture on a 50/50 basis and they have equal representation on the Board of Directors of the JV Company. See "Business Collaboration Agreements".

          The Company expects to incur substantial research and development expenses associated with the development of the Company's oral drug delivery system. As a result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase. The Company expects to need substantial resources to continue its research and development efforts. Under present operating assumptions, the Company expects that cash, cash equivalents and marketable securities will be adequate to meet its liquidity and capital requirements through the second quarter of fiscal 1998. Thereafter, the Company would need to seek additional funds, primarily in the public and private equity markets, and to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms. If adequate funds were not available, the Company would be required to delay, scale back, or eliminate one or more of its research or development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish. The Company does not maintain any credit lines with financial institutions.

     Impact of The Adoption of Recently Issued Accounting Standards

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ( SFAS 121 ) in March 1995. SFAS 121 requires companies to review t h e i r long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived Asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset's book value or fair value, as defined. The Company is not required to adopt the provisions of SFAS 121 until the beginning of the fiscal year ending July 31, 1997. The Company believes that, based upon current operations and prospects, the future adoption of SFAS 121 will not have a material impact on the Company's financial position or results of operations.

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") in October 1995. SFAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. SFAS 123 permits companies to either provide pro forma note disclosure or adjust operating results for the amortization of the estimated value of the Equity Instrument, as compensation expense, over the vesting period of the Equity Instrument. The Company has elected to provide pro forma note disclosure which will appear in its financial statements for the year ending July 31, 1997 and, therefore, there will be no effect on the Company's financial position or results of operations.

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and financial statement schedule are set forth starting on page F-1 hereof.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.

                                    PART III


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Directors and Executive Officers

          Set forth below is certain information regarding the directors and executive officers of the Company.

                     Name              Age    Position with the Company

        Michael M. Goldberg, M.D.       37  Chairman of the Board of
                                            Directors  and Chief
                                            Executive Officer

        Sam J. Milstein, Ph.D.          47  Director, President, Chief
                                            Scientific Officer and
                                            Secretary

        Robert A. Baughman, Jr.,        47  Senior Vice President and
        Pharm. D., Ph.D.                    Director of Development

        Lewis H. Bender, MBA            37  Vice President and Director
                                            of Business Development

        Howard M. Pack                  79  Director

        Jere E. Goyan, Ph.D.            67  Director

        Peter Barton Hutt, Esq.         62  Director

        Mark I. Greene, M.D., Ph.D.     48  Director

          Michael M. Goldberg, M.D. has served as Chairman of the Board of Directors since November 1991 and as Chief Executive Officer and a director of the Company since August 1990. In addition, Dr. Goldberg served as President from August 1990 to October 1995. In February 1990, Dr. Goldberg founded Montaur Capital Corporation, a health care investment banking firm. Prior thereto he was a vice president of The First Boston Corporation and was a founding member of the firm's health care banking group. Pursuant to an Employment Agreement dated as of October 6, 1995 between Dr. Goldberg and the Company, Dr. Goldberg is to serve as Chairman of the Board and Chief Executive Officer until July 31, 2000, and the Company is obligated to use its best efforts to elect Dr. Goldberg as a director.

          Sam J. Milstein, Ph.D. has been with the Company since September 1990, as a director and Chief Scientific Officer since November 1991, as President since October 1995, as Secretary since December 1990 and as a Co-Director of Science and of Research and Development prior to November 1991. In addition, Dr. Milstein served as Executive Vice President from November 1990 to October 1995. Prior to September 1990, Dr. Milstein served as President of Mortar & Pestle Consulting, Inc., a consulting firm. Pursuant to an Employment Agreement dated as of October 6, 1995 between Dr. Milstein and the Company, Dr. Milstein is to serve as President and Chief Scientific Officer until July 31, 2000, and the Company is obligated to use its best efforts to elect Dr. Milstein as a director.

          Robert A. Baughman, Jr., Pharm.D., Ph.D. has been with the Company since September 1991, as Senior Vice President since September 1993, Director of Operations and Development since June 1994, Vice President and Director, Research and Development of the Company prior thereto. Prior to joining the Company, he was with Cholestech Corp. as Director, Preclinical Development starting in September 1990, with Penederm, Inc. as Group Leader, R&D and Project Manager from August 1989 to September 1990 and with Genentech, Inc. as Project Team Leader and Scientist prior to August 1989.

           Lewis H. Bender, MS, MA, MBA, has been with the Company since June 1993, as Director of Business Development, receiving the title of Vice President in October 1995. Prior thereto, he was product manager for the specialty chemicals division at Metaux Precieux S.A. Metalor in Neuchatel, Switzerland, general manager for Handy and Harman s Chemical Products Center and production planning specialist for Roche in Basel, Switzerland.

            Howard M. Pack has served as a director of the Company since its inception in April 1985 and served as Executive Vice President of Finance from the Company's inception until October 1988. For more than five years until November 1992, Mr. Pack served as Chairman of the Board for Seatrain Lines, Inc., a cargo company that filed a consent to an involuntary petition for reorganization under the Federal Bankruptcy Code in February 1981 and a plan of complete liquidation under Chapter 7 thereof in November 1992.

         Jere E. Goyan, Ph.D., is President, Chief Operating Officer, and a director of Alteon, Inc., a development stage pharmaceutical company, where he started as Senior Vice President Research and Development in January 1993. Prior thereto he was a Professor of Pharmacy and Pharmaceutical Chemistry and the Dean of the School of Pharmacy at the University of California, San Francisco, and has served in various other academic, administrative and advisory positions, including that of Commissioner of the Food and Drug Administration. He currently serves as a director of Atrix Corporation, SciClone Pharmaceuticals and Boeringer Ingelheim.

         Peter Barton Hutt, Esq., has for more than the past five years been a partner at the law firm of Covington & Burling in Washington, D.C., where he specializes in the practice of food and drug law. He currently serves as a director of IDEC Pharmaceuticals, Inc., Cell Genesys, Inc., Interneuron Pharmaceuticals, Inc., Vivus Inc. and Sparta Pharmaceuticals, Inc.

         Mark I. Greene, M.D., Ph.D. has been Professor of Medicine, Department of Pathology, School of Medicine at the University of Pennsylvania for more than the past five years.

     In addition to the Company's directors and executive officers, the Company has the following individual as part of its management team:

         Joseph D. Poveromo, CPA, Controller and Chief Accounting Officer since July of 1994 has been with the Company since 1993. Prior thereto, he was Controller of Lick Your Chops, Inc., a pet food company, and held senior accounting positions with Marshall Granger & Company and Rayfield & Licata.

     ITEM 11.    EXECUTIVE COMPENSATION

         The following table sets forth information regarding the aggregate compensation paid by the Company for the three fiscal years ended July 31, 1996 to the Company's Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 during the last fiscal year:

                        SUMMARY COMPENSATION TABLE

                                          Annual        Stock
     Name and Principal       Fiscal   Compensation    Option Grant     Other
     Position                  Year         (1)                          (2)
     ------------------------ -----    ------------   --------------   -------
     Michael M. Goldberg, M.D. 1996      $335,349      756,749 shares  $4,620
      Chairman of the Board    1995       227,605       16,567 shsres   4,497
      and Chief Executive      1994       237,500         ---           4,122
      Officer

     Sam J. Milstein, Ph.D.    1996      $287,683      555,903 shares  $3,850
      President, Chief         1995       202,187       10,792 shares   3,850
      Scientific Officer       1994       192,500          ---          3,850
      and Secretary

     Robert A. Baughman, Jr.,  1996      $180,154        3,664 shares $ 3,175
      Pharm. D., Ph.D.         1995       165,641        8,131 shares   3,175
      Senior Vice President    1994       156,002       65,000 shares   2,910
      Director of Development

     Lewis H. Bender           1996      $120,125       77,396 shares $ 2,032
      Vice President,Director
      of Business Development
      (3)


     (1) Annual compensation consists solely of base salary except that Dr. Goldberg was also paid $25,349 in lieu of earned vacation during the 1996 fiscal year. Such payments were also made to Dr. Milstein in the amounts of $14,808 and $33,873, and to Dr. Baughman in the amounts of $12,308 and $20,154, during the 1995 and 1996 fiscal years, respectively. As to each individual named, the aggregate amounts of all perquisites and other personal benefits, securities and property not included in the summary compensation table above or described below do not exceed the lesser of $50,000 or 10% of the annual compensation. During a portion of the 1995 fiscal year, the executive officers and certain other employees of the Company agreed to forgo a portion of cash compensation in return for an option to purchase a number of shares of the Common Stock determined by dividing the amount of cash compensation forgone by the fair market value of the Common Stock on the date of grant of the option.
     (2) Other compensation consists solely of matching contributions made by the Company under a defined contribution plan introduced during the 1994 fiscal year for substantially all employees.
     (3) Mr. Bender became an executive officer of the Company in October
         1995



         The following table sets forth certain information relating to stock option grants to the executive officers named above during the fiscal year ended July 31, 1996:


         STOCK OPTION GRANTS DURING THE FISCAL YEAR ENDED JULY 31, 1996

                                                                                 Potential Realizable
                                                                                 Value at Assumed
                                            Percent                                 Annual Rates
                                Numbers Of  Total Option                              of Stock
                                Shares      Shares                               Appreciation for
                                Underlying  Granted To    Exercise    Expir-         Option Term
                                Options     Employees     Price Per   ation
     Name                       Granted (1)     (2)       Share       Date         5%        10%
     =========================  ========== ============  =========   =======     =======  =========
     Michael M. Goldberg, M.D.     1,918        (3)        $6.63      2/1/96     $2,242      $2,242
                                   1,944        (3)         7.38      5/1/96      2,530       2,530
                                   1,919        (3)         6.06      8/1/96      2,050       2,050
                                     968 (4)    (3)        12.00(4)  11/1/96      2,049       2,049
                                 750,000      47.0%         8.63     10/6/05  4,068,162  10,309,521

     Sam J. Milstein, P.D.         1,856        (3)        $6.63      2/1/96     $2,170       2,170
                                   1,719        (3)         7.38      5/1/96      2,237       2,237
                                   1,547        (3)         6.06      8/1/96      1,653       1,653
                                     781 (4)    (3)        12.00(4)  11/1/96      1,653       1,653
                                 550,000      34.5%         8.63     10/6/05  2,983,318   7,560,315

     Robert A. Baughman, Ph.D.     1,361        (3)        $6.63      2/1/96     $1,591      $1,591
                                     813        (3)         7.38      5/1/96      1,058       1,058
                                     990        (3)         6.06      8/1/96      1,058       1,058
                                     500 (4)    (3)        12.00(4)  11/1/96      1,058       1,058

     Lewis H. Bender                 597        (3)        $6.63      2/1/96       $697        $697
                                     635        (3)         7.38      5/1/96        826         826
                                     774        (3)         6.06      8/1/96        827         827
                                     390 (4)    (3)        12.00(4)  11/1/96        825         825
                                  75,000       4.7%         8.63     10/6/05    406,816   1,030,952

     (1) Options that expired or will expire in 1996 were all granted under the Company's Employee Stock Purchase Plan or Non-Qualified Employee Stock Purchase Plan at exercise prices equal to the lower of the fair market value on the date of grant or 85% of the fair market value on the date of exercise. Options expiring in 2005 and 2006 were all granted under the Company's 1991 Stock Option Plan and 1995 Non-Qualified Stock Option Plan at prices equal to the fair market value on the date of grant
     (2) The total option shares granted during the 1996 fiscal year to employees includes 49,952 shares under the Company's Employee Stock Purchase Plan or Non-Qualified Employee Stock Purchase Plan, 245,024 shares under the Company's 1991 Stock Option Plan and 1,300,000 shares under the Company s 1995 Non-Qualified Stock Option Plan.
     (3)  Less than 0.15%
     (4) The number of shares and exercise price per share set forth with respect to this option assumes that the fair market value of the Common Stock on the date of exercise will be not lower than $14.12 per share.


         The following table sets forth information as to the unexercised options held by the executive officers named above as of July 31, 1996:

             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

                                                               Number of
                                       Exercises           Shares Underlying    Value of Unexercised In
                                  During the Fiscl Year   Unexercisable Options   the Money Options (1)
                                  ----------------------  --------------------- -----------------------
                                   Number
                                  of Shares     Value      Exer-        Unexer-   Exer-      Unexer-
     Name                         Acquired      Realized  cisable       cisable   cisable    cisable
     --------------------------   -----------   --------  ---------     --------- -------    ---------
     Michael M. Goldberg, M.D.          1,900   $7,719(2) 1,040,384(6)  600,000   $26,682      ---
                                        4,948   33,399(3)
                                        1,918    7,432(4)
                                        1,944    9,477(5)
     Sam J. Milstein, Ph.D.             1,539    6,252(2)   550,085     440,000    22,429      ---
                                        5,491   37,064(3)
                                        1,280    7,192(4)
                                          684    8,380(5)
     Robert A. Baughman, Ph.D.          1,673    6,797(2)    94,491      22,267    13,065      ---
                                        3,333   22,498(3)
                                          857    7,713(4)
                                        1,098    5,274(4)
                                          813    3,963(5)
     Lewis H. Bender                    2,290   15,458(3)     7,940      85,200    21,760    $44,100
                                          597    2,313(4)
                                          635    3,096(5)

     (1) Based on a closing price of $7.50 on July 31, 1996 on the NASDAQ National Market System.

     (2) Based on a closing price of $7.188 on August 1, 1995, the date of exercise, on the NASDAQ National Market System.

     (3) Based on a closing price of $8.25 on November 1, 1995, the date of exercise, on the NASDAQ National Market System.

     (4) Based on a closing price of $10.50 on February 1, 1996, the date of exercise, on the NASDAQ National Market System.

     (5) Based on a closing price of $12.25 on May 1, 1996, the date of exercise, on the NASDAQ National Market System.

     (6) Includes 130,000 shares with respect to which Dr. Goldberg has transferred options to members of his family and with respect to which Dr. Goldberg disclaims beneficial interest.


     Employment Agreements

         The Company has entered into employment agreements with Michael M. Goldberg, M.D. and Sam J. Milstein, Ph.D., expiring on July 31, 2000. Pursuant to the agreements, Dr. Goldberg is to serve as Chairman and Chief Executive Officer of the Company at an annual salary of $310,000 to increase at 6% per year, Dr. Milstein is to serve as President and Chief Scientific Officer at an annual salary of $250,000 to increase at 6% per year and both are to be nominated to serve as members of the Board of Directors. The agreements also provide for the grant of an option to purchase 750,000 shares of the Common Stock with respect to Dr. Goldberg and an option to purchase 550,000 shares with respect to Dr. Milstein. The options have an exercise price of $8.625 per share and they expire on October 5, 2005. The options become fully exercisable on August 1., 2005 except that they become earlier exercisable if the Company achieves certain milestones, with the rate in no event being greater than either 25% of the shares for each milestone achieved or 20% of the shares in any employment year. The Company milestones required for exercisability of the options are (i) execution of a collaboration agreement providing for the commercialization of a product utilizing the Company s drug delivery technology and the payment of a royalty to the Company, (ii) one or more financings by the Company that provide aggregate net proceeds of at least $15,000,000 and (iii) any subsequent such collaboration agreement or such financing.

         The agreements provide that, upon (i) termination by the Company either without cause or for any reason following a Change of Control (as defined in the agreements) or (ii) termination by Dr. Goldberg or Dr. Milstein, as the case may be, following an uncured breach or bankruptcy by the Company, the Company will make severance payments equal to the greater of (i) the compensation payable under the agreements from the date of termination to July 31, 2000 or (ii) one year's compensation under the agreements.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Based solely on a review of the reports and representations furnished to the Company during the last fiscal year, the Company believes that each of the persons required to file reports under
     Section 16(a) of the Exchange Act is in compliance with all applicable filing requirements.

     Compensation of Directors

          Directors receive no cash compensation in their capacity as directors. Directors who are not employees of the Company receive, pursuant to the Company's Stock Option Plan for Outside Directors (the "Directors Plan"), an option to purchase 70,000 shares of Common Stock on the date of his or her initial election or appointment to the Board of Directors. The exercise price per share for the options is the fair market value of the Common Stock on the date of grant and the options expire ten years from the date of grant with respect to 20,000 shares and eleven years from the date of grant with respect to 50,000 shares. The option becomes fully vested with respect to 16,666 shares on the first anniversary of the date of grant, 16,667 shares on each of the second and third anniversaries and 10,000 shares on each of the fourth and fifth anniversaries. In the event an option holder ceases to serve as a director of the Company, fully vested options may be exercised within six months thereafter and all unvested options terminate immediately.

          Pursuant to the Directors Plan, Dr. Goyan and Messrs. Hutt and Pack have each been granted an option to purchase 70,000 shares of Common Stock for $13.00 per share and Dr. Greene has been granted an option to purchase 70,000 shares of Common Stock for $8.625 per share.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

          The following table sets forth certain information, as of October 10, 1996, except as noted, regarding the beneficial ownership of the Common Stock by (i) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock,
     (ii) each director and nominee for director of the Company, (iii) each executive officer of the Company named below and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.
                                            Amount and
                                            Nature of               Percent
     Name and Address of Beneficial         Beneficial                 of
     Owner (1)                              Ownership (2)            Class
     ------------------------------------   -------------           --------
     Amerindo Investment Advisors Inc(3)      1,317,500               13.9%
     and Affiliates
     One Embarcardero Center, Suite 2300
     San Francisco, California 94111-3162

     Elan International Services Ltd            850,000                8.7%
     102 St. James Court
     Flatts Smiths FL04
     Bermuda

     Invesco Funds Group, Inc                   520,000                5.5%
     7800 East Union Avenue
     Denver, Colorado  80237

     Michael M. Goldberg, M.D.                  940,745(4)              9.1%

     Sam J. Milstein, Ph.D.                     555,631                 5.5%

     Howard M. Pack                             153,383(5)              1.5%

     Jere E. Goyan, Ph.D.                        60,000                   *

     Peter Barton Hutt, Esq                      60,000                   *

     Mark I. Greene, M.D., Ph.D.                 33,666                   *

     Robert A. Baughman, Jr., Pharm.D., Ph.D.   117,490                 1.2%

     Lewis H. Bender                             25,488                   *

     All directors and executive officers as
     a group                                  1,946,403 (4)(5)         17.7%

     *Less than 1%

     (1) Unless otherwise specified, the address of each beneficial owner is c/o the Company, 15 Skyline Drive, Hawthorne, New York 10532.

     (2) The number of shares set forth for each director and executive officer of the Company includes the following number of shares with respect to which such individual has the right, exercisable within 60 days, to acquire beneficial ownership upon exercise of options granted by the Company:
                                                                  Number of
                                                                   Shares
                                                                  ---------
          Elan International Services Ltd                           250,000
          Dr. Goldberg                                              908,465
          Dr. Milstein                                              548,538
          Mr. Pack                                                   60,000
          Dr. Goyan                                                  60,000
          Mr. Hutt                                                   60,000
          Dr. Greene                                                 33,666
          Dr. Baughman                                              115,168
          Mr. Bender                                                 22,226
          All directors and executive officers as a group         1,808,063


     (3) Based on a Schedule 13D/A dated April 26, 1996, Amerindo Investment Advisors Inc., a California corporation, Amerindo Investment Advisors, Inc., a Panama corporation, Alberto W. Vilar and Gary A. Tanaka share voting and dispositive power with respect to 1,317,500 shares.
     (4) Does not include 130,000 shares with respect to which members of Dr. Goldberg's family have the right to acquire beneficial ownership upon exercise of options and with respect to which Dr. Goldberg disclaims beneficial ownership.
     (5) Does not include 439,040 shares beneficially owned by various members of Mr. Pack's family, with respect to which Mr. Pack disclaims beneficial ownership.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Any information required by this Item is included in Item 11 and is incorporated herein by reference.




                                     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               10-K

          (a) A list of the financial statements and financial statement schedule filed as a part of this report is set forth on page F-1 hereof. A list of the exhibits filed as a part of this report is set forth in the Exhibit Index starting after page F-19 hereof.

          (b) Reports on Form 8-K


          No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.


                                   SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    EMISPHERE TECHNOLOGIES, INC.




                                    By: /s/ Michael M. Goldberg
                                        -----------------------
                                      Michael M. Goldberg, M.D.
                                      Chairman of the Board and
                                      Chief Executive Officer

                                    Date: October 10, 1996



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael M. Goldberg      Director, Chairman of the         October 10, 1996
-------------------------    Board and Chief Executive Officer
Michael M. Goldberg, M.D.


/s/ Jere E. Goyan            Director                          October 10, 1996
------------------------
Jere E. Goyan, Ph.D.


/s/ Peter Barton Hutt        Director                          October 10, 1996
------------------------
Peter Barton Hutt


/s/ Sam J. Milstein          Director, President, Chief        October 10, 1996
------------------------     Scientific Officer and Secretay
Sam J. Milstein, Ph.D.


/s/ Howard M. Pack           Director                          October 10, 1996
------------------------
Howard M. Pack



/s/ Mark I. Greene           Director                          October 10, 1996
------------------------
Mark I. Greene


/s/ Joseph D. Poveromo       Controller and Chief Accounting   October 10, 1996
------------------------     Office (Principal Financial and
Joseph D. Poveromo CPA       Accounting Officer)





                          EMISPHERE TECHNOLOGIES, INC.

                                      INDEX


                                     ------



      Report of Independent Accountants

      Financial Statements:

                  Balance Sheets as of July 31, 1995
                  and 1996

                  Statements of Operations for the
                  years ended July 31, 1994, 1995 and 1996

                  Statements of Stockholders  Equity
                  for the years ended July 31, 1994, 1995 and 1996

                  Statements of Cash Flows for the
                  years ended  July 31, 1994, 1995 and 1996

                  Notes to Financial Statements

      Financial Statement Schedule:

                  Schedule II - Valuation and
                  Qualifying Accounts





                        REPORT OF INDEPENDENT ACCOUNTANTS




     To the Board of Directors and Stockholders of Emisphere Technologies, Inc.:

     We have audited the financial statements and financial statement schedule of EMISPHERE TECHNOLOGIES, INC. (the Company ) listed in the index on Page F-1 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the
     Company  as  of  July  31,  1996  and  1995,  and  the  results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                             COOPERS & LYBRAND L.L.P.

     New York, New York
     October 4, 1996





                          EMISPHERE TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                             July 31, 1995 and 1996


                           Assets:                      1995          1996
                                                     ----------   ------------
      Current assets:
             Cash and cash equivalents               $2,226,156   $ 11,904,674
             Marketable securities                    3,393,395      6,332,817
             Prepaid expenses and other current
               assets                                   148,469        289,769
                                                     ----------   ------------
                               Total current assets   5,768,020     18,527,260


       Equipment and leasehold improvements, at cost,
         net of accumulated depreciation and
         amortization                                 1,704,309      1,450,862
       Other assets                                      76,243         61,243
                                                     ----------    -----------
                               Total assets          $7,548,572   $ 20,039,365
                                                     ==========   ============

                Liabilities and Stockholders  Equity:
       Current liabilities:
             Accounts payable                        $  234,917   $    191,038
             Accrued compensation                       203,145        211,826
             Accrued professional fees                  145,000        263,000
             Accrued expenses                            11,711         61,923
                                                     ----------   ------------
                               Total current
                                liabilities             594,773        727,787

       Deferred lease liability                          55,100         44,823
                                                     ----------   ------------
                               Total liabilities        649,873        772,610
                                                     ----------   ------------
       Commitments and contingencies (Note 5)

       Stockholders  equity:
            Preferred stock, $.01 par value;
             1,000,000 shares authorized, none
             issued and  outstanding
            Common stock, $.01 par value; 20,000,000
             shares authorized;
             7,687,304 shares issued (7,643,804
             outstanding) in 1995;
             9,450,760 shares issued (9,407,260
             outstanding) in 1996                        76,873         94,508
            Additional paid-in capital               43,626,657     62,129,161
            Accumulated deficit                     (36,628,209)   (42,735,810)
            Net unrealized gain (loss) on marketable
             securities                                  16,191        (28,291)
                                                     ----------     ----------
                                                      7,091,512     19,459,568
            Less, common stock held in treasury, at
             cost; 43,500 shares in 1995 and 1996      (192,813)      (192,813)
                                                     ----------     -----------
                              Total stockholders
                               Equity                 6,898,699     19,266,755
                                                     ----------     ----------
                              Total liabilities and
                               stockholders equity   $7,548,572    $20,039,365
                                                     ==========    ===========




                 See accompanying notes to financial statements


                         EMISPHERE TECHNOLOGIES, INC.

                           STATEMENTS OF OPERATIONS

               For the years ended July 31, 1994, 1995 and 1996


                                          1994         1995          1996
                                        ---------    --------     ---------
      Contract revenues (1996
       included $3 million from Elan
       Corporation plc)                  $ 85,000     $ 33,333    $3,130,893
                                        ---------    ---------    ----------

      Costs and expenses:
         Research and development       5,855,494    5,802,453     6,605,031
         General and administrative
          expenses                      2,618,517    2,404,166     3,336,910
                                        ---------    ---------     ---------
                                        8,474,011    8,206,619     9,941,941
                                        ---------    ---------     ---------

      Operating Loss                   (8,389,011)  (8,173,286)   (6,811,048)
                                        ---------    ---------     ---------

      Other income:
          Investment income               608,484      389,027       703,447
          Other income                     89,915
                                        ---------    ---------     ---------
                                          698,399      389,027       703,447
                                        ---------    ---------     ---------
      Net Loss                        $(7,690,612) $(7,784,259)  $(6,107,601)
                                      ===========  ============  ============


      Net loss per share                $  (1.01)    $  (1.03)     $  (0.72)
                                        =========    =========     =========
      Weighted average number of
       shares outstanding               7,607,329    7,588,447     8,457,438
                                        =========    =========     =========


                See accompanying notes to financial statements

                                   EMISPHERE TECHNOLOGIES, INC.
                                   STATEMENTS OF STOCKHOLDERS  EQUITY
                            For the years ended July 31, 1994, 1995 and 1996

                                                                               Net Unrealized
                                                                               Accumulated
                                   Common Stock    Additional                Gain(Loss) on     Held In Treasury
                                 ---------------   Paid-In      Accumulated   Marketable        -----------------
                                 Shares   Amount   Capital        Deficit     Securities        Shares     Amount      Total
                                --------- -------- -----------  ------------ -------------     ---------   ----------  -----------
  Balance, July 31, 1993        7,585,483  $75,855 $43,248,012  $(21,153,338)                                          $22,170,529

   Exercise of options             29,759      297     263,522                                                             263,819
   Treasury stock purchase                                                                      15,000     $ (69,375)      (69,375)
   Net loss                                                      ( 7,690,612)                                          ( 7,690,612)
                                ---------   ------  ----------   ------------                   ------       -------    ----------
  Balance, July 31, 1994        7,615,242   76,152  43,511,534   (28,843,950)                   15,000       (69,375)   14,674,361

    Sale of common stock under
    employee stock purchase plan   72,062      721     115,123                                                             115,844
   Treasury stock purchase                                                                      28,500      (123,438)     (123,438)
   Net unrealized gain on
    marketabe securities                                                          $ 16,191                                  16,191
   Net loss                                                     ( 7,784,259)                                           ( 7,784,259)
                                ---------   ------  ----------   -----------      ---------     --------    ---------   -----------
        Balance, July 31, 1995  7,687,304   76,873  43,626,657  (36,628,209)        16,191      43,500      (192,813)    6,898,699

   Sale of common stock under
    employee stock purchase
    plans and exercise of
    option                        125,956    1,260    427,735                                                              428,995
   Issuance of common stock
    and warrants to Elan
    International Services
    Ltd., net of expenses         600,000    6,000  7,457,000                                                            7,463,000
   Issuance of common stock in
    connection with a public
    offering, net of expenses   1,000,000   10,000  9,888,456                                                            9,898,456
   Issuance of common stock and
    stock options in exchange
    for services rendered          37,500      375     729,313                                                             729,688
   Change in net unrealized
    gain (loss) on marketable
    securities                                                                       (44,482)                              (44,482)
   Net loss                                                      (6,107,601)                                            (6,107,601)
                                ---------  -------  ----------  -------------    -------------  ---------  ---------     ----------
        Balance, July 31, 1996  9,450,760  $94,508 $62,129,161 $(42,735,810)        $(28,291)      43,500  $(192,813)  $19,266,755
                                =========  =======  ==========  ============     =============  =========  =========   ============

                            See accompanying notes to financial statements

                                    EMISPHERE TECHNOLOGIES, INC

                                     STATEMENTS OF CASH FLOWS

                          For the years ended July 31, 1994, 1995 and 1996


                         Increase (Decrease) in Cash and Cash Equivalents

                                            1994           1995           1996
                                        -----------     -----------   -----------
      Cash flows from operating
       activities
        Net loss                        $(7,690,612)   $(7,784,259)   $(6,107,601)
        Adjustments to reconcile
         net loss to net cash
         used in operating
         activities:
          Depreciation and
           amortization                     510,137        524,863        571,485
          Net realized loss (gain)
           on sale of marketable
           securities                                       36,015        (25,562)
          Bad debts recoveries              (70,470)
          Increase (decrease) in
           defferred lease liability          2,471        (32,431)       (10,277)
          Non cash compensation in
           connection with the
           issuance of equity securities                                  729,688
          Changes in assets and
           liabilities:
            Prepaid expenes and other
             current assets                 (85,597)       203,578       (141,300)
            Other assets                        (50)                        5,000
            Accounts payable and accured
             expenses                       (133,278)      146,571        133,014
                                           ----------   ----------      ----------

             Total adjustments               223,213       878,596      1,262,048
                                          ----------    ----------      ----------
             Net cash used in operating
              activities                  (7,467,399)   (6,905,663)    (4,845,553)
    Cash flows from investing
     activities:
      Capital expenditures                  (357,837)     (140,920)      (318,038)
      Purchases of marketable
       securities                         (9,801,028)  (12,402,830)   (14,701,266)
      Proceeds from sales of
       marketable securities              16,515,268)   21,410,556     11,742,924
      Other                                   70,470                       10,000
                                          ----------   -----------     -----------
             Net cash provided by
              (used in) investing
              activities                   6,426,873     8,866,806     (3,266,380)
                                           ---------     ---------     ----------
    Cash flows from financing
     activities:
     Net proceeds from issuance of
      common stock and warrants to
      Elan Internationa Services Ltd.                                   7,463,000
     Net proceeds from issuance of
      common stock in a public
      offering                                                          9,898,456
     Proceeds from exercise of
      options and employee stock
      purchases                              263,819       115,844        428,995
     Purchases of treasury stock             (69,375)     (123,438)
                                            ---------   -----------    ----------
             Net cash provided by
              (used in) financing
              activities                     194,444        (7,594)    17,790,451
                                            ---------   -----------    ----------
             Net (decrease) increase
              in cash and cash
              equivalents                   (846,082)    1,953,549      9,678,518

     Cash and cash equivalents,
      beginning of year                    1,118,689       272,607      2,226,156
                                           ---------     ---------     ----------
             Cash and cash equivalents
              end of year                 $  272,607    $2,226,156    $11,904,674
                                           =========     =========     ==========

 For noncash transactions, see Notes 2 and 9.

                See accompanying notes to financial statements



                           EMISPHERE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


     1.   Organization and Business:

          Emisphere Technologies, Inc. (the Company ), is developing a novel technology for the oral drug delivery of pharmaceuticals that are currently effectively administered only by injection. To date the Company has no product sales.

          The Company has limited capital resources and recurring net operating losses. The Company is dependent upon receipt of additional capital investment or other financing to fund its long-term planned research activities. Assuming that the Company can obtain sufficient financing to complete development of its oral drug delivery technology, the Company will need to a t t ract pharmaceutical companies willing to enter into commercialization agreements with the Company to produce and market their drugs utilizing the Company s drug delivery technology. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company s research and development will be successfully completed or that the Company s drug delivery technology will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, and is dependent upon the services of its employees and its consultants.

     2.   Summary of Significant Accounting Policies:


          Equipment and Leasehold Improvements:
          -------------------------------------
          Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for on the straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the life of the lease or of the improvements, whichever is shorter. Expenditures for maintenance and repairs which do not materially extend the useful lives of the respective assets are charged to expense as i n c u r red. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

          Cash and Cash Equivalents:
          --------------------------
          The Company considers all highly liquid, interest-bearing, debt instruments which, when acquired, have a maturity of three months or less to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value (see Note 3 for fair value of marketable securities).

          Patent Costs:
          -------------

          As a result of research and development efforts conducted by the Company, it has received, applied for, or is in the process of applying for, a number of patents to protect proprietary inventions. Costs incurred in connection with patent applications have been expensed as incurred.

          Revenue Recognition:
          --------------------
          The Company is currently engaged in research and development of its proprietary technology. Revenue derived from feasibility studies is recognized ratably over the contract period. Certain contracts also contain provisions whereby the Company may receive additional payments for services rendered if certain test objectives are achieved. Such amounts will be recognized as income when received.


          The Company received $3 million from Elan Corporation plc ( Elan ). Such amount was recognized as income during the year ended July 31, 1996 and represented Elan s reimbursement of certain costs incurred by the Company prior to December 31, 1995 in connection with the development of a product under joint development (see Note 14).

          Loss per Share:
          ---------------
          Net loss per share is computed based on the loss for the period divided by the weighted average number of shares of common stock outstanding during the period. The loss per share for all periods presented excludes the number of common shares issuable upon the exercise of outstanding options and warrants, since such inclusion would be anti-dilutive.

          Income Taxes:
          -------------
          The Company accounts for income taxes in accordance with S t a t e ment of Financial Accounting Standards No. 109, Accounting for Income Taxes ( SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ( temporary differences ) at enacted tax rates in effect for the year in which the temporary differences are expected to reverse.


          Concentration of Credit Risk:
          -----------------------------
          Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents and marketable securities. The Company generally invests its excess funds in obligations of the U.S. government and its agencies, bank deposits, mortgage backed securities, and investment grade debt securities issued by corporations and financial institutions. The Company holds no collateral for these financial instruments.

          Use of Estimates:
          -----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


          Statement of Cash Flows:
          ------------------------
          Supplemental disclosure of noncash investing and financing activities:

          During April 1996, the Company issued a total of 37,500 shares of common stock to two individuals as compensation for services rendered to the Company. The fair market value of such shares at the date of issuance was approximately $530,000. (Also see
          Note 9.)

          Reclassifications:
          ------------------
          Certain reclassifications have been made to the financial statements for 1994 and 1995 in order to conform with the current year s presentation.


          Impact  of  the  Future  Adoption of Recently Issued Accounting
          Standards:
          ------------------------------------------------------------

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ( SFAS 121") in March 1995. SFAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, Long-Lived Assets ) for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived Asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset s book value or fair value, as defined. The Company is not required to adopt the provisions of SFAS 121 until the beginning of the fiscal year ending July 31, 1997. The Company believes that, based upon current operations and prospects, the future adoption of SFAS 121 will not have a material impact on the Company s financial position or results of operations.

          The Financial Accounting Standards Board issued Statement of F i nancial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. SFAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. SFAS 123 permits companies to either provide pro forma note disclosure or adjust operating results for the amortization of the estimated value of the Equity Instrument, as compensation expense, over the vesting period of the Equity Instrument. The Company has elected to provide pro forma note disclosure which will appear in its financial statements for the year ending July 31, 1997 and, therefore, there will be no effect on the Company s financial position or results of operations.



     3.   Marketable Securities:


          T h e   Company  considers  its  marketable  securities  to  be
            available-for-sale  ,  as  defined  by Statement of Financial
          A c c ounting  Standards  No.  115,    Accounting  for  Certain
          Investments in Debt and Equity Securities and, accordingly, u n r ealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholder s equity. The following tables summarize the amortized cost basis and aggregate fair value of marketable securities, and the gross unrealized holding gains and losses, at July 31, 1995 and 1996, respectively.

                                      Amortized         Fair            Unrealized Holding
                                      Cost Basis       Value        Gains      (Losses)       Net
                                     -----------    -----------    -------     --------    -------
            1995
            ----
     Maturities within one year:
        U.S. Government Securities   $ 2,778,563    $ 2,781,514    $ 4,612    $ (1,661)    $ 2,951

     Maturities between one and
      two years:
        U.S. Government Securities       598,641        611,881     13,240                  13,240
                                     -----------    -----------    -------    ---------    ---------
                                     $ 3,377,204    $ 3,393,395    $17,852    $ (1,661)    $16,191
                                     ===========    ===========    =======    =========    =========
            1996
            ----
     Maturities within one year:

        Corporate debt securities    $ 2,982,918    $ 2,983,544   $    626                 $    626

     Maturities between one and
      two years:
        U.S. Government securities     1,397,601      1,378,314               $(19,287)     (19,287)

     Mortgage backed securities        1,980,589      1,970,959                 (9,630)      (9,630)
                                     -----------    -----------   --------    ---------    ---------
                                     $ 6,361,108    $ 6,332,817   $    626     $(28,917)    $(28,291)
                                     ===========    ===========   ========    =========    ==========

          The aggregate net unrealized gain (loss) of $16,191 and ($28,291) has been included as a component of stockholders equity at July 31, 1995 and 1996, respectively.


          Realized gains and losses are included as a component of investment income. For the years ended July 31, 1995 and 1996, gross realized losses were approximately $46,000 and $22,000, respectively, while gross realized gains were approximately $10,000 and $48,000, respectively. For the year ended July 31, 1994, gross realized gains and losses were not significant. In computing realized gains and losses, the Company determines the cost of its marketable securities on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

     4.   Equipment and Leasehold Improvements:

          Equipment and leasehold improvements consist of the following:

                                    Useful
                                    Lives                1995         1996
                                   in Years
                                   --------           ----------   ----------
         Equipment                    5-7             $2,508,628   $2,826,666
         Leasehold improvements     Life of lease      1,214,567    1,214,567
                                                      ----------   ----------
                                                       3,723,195    4,041,233
         Less, Accumulated
          depreciation and amortization                2,018,886    2,590,371
                                                      ----------   ----------
                                                      $1,704,309   $1,450,862
                                                      ==========   ==========

     5.   Commitments and Contingencies:


          (a) The Company leases office and laboratory space under n o ncancelable leases expiring in various years through 2002. The leases provide for rental holidays and escalations of the minimum rent during the lease term as well as additional rent based upon increases in real estate taxes and common maintenance charges ( Additional Charges ).

                  As of July 31, 1996, future minimum rental payments are as follows:

                                               Minimum
               Years Ending                     Rental
                  July 31                      Payments
               ------------                  -----------

                   1997                        $267,000
                   1998                         267,000
                   1999                         267,000
                   2000                         234,000
                   2001                         169,000
                Thereafter                       84,000
                                             ----------
                                             $1,288,000
                                             ==========


             The Company records rent expense from leases with rental holidays and escalations using the straight-line method, thereby prorating the total rental commitment over the term of the leases. Under this method, the deferred lease liability represents the difference between the minimum cash rental payments and the rent expense computed on a straight-line basis.

             Rent expense for the years ended July 31, 1994, 1995 and 1996 w a s a pproximately $268,000, $256,000 and $256,000 respectively. Additional Charges, as defined above, were not material for these periods.

          (b) The Company, for the years ended July 31, 1994, 1995 and 1 9 96 made research agreement payments totaling approximately $515,000, $319,000 and $426,000
               r e spectively,  to  seven  universities  and  a  research organization ( entities ). Certain members of the Company s Scientific Advisory Board are affiliated with these entities.

             Under various consulting agreements, as amended, the Company is obligated to pay minimum fees totaling approximately $713,000 during the two year period ending July 31, 1998.


     6.   Research and Development Contracts:

          The Company enters into research and development contracts with pharmaceutical companies ( customers ). These contracts provide for, among other things, the services the Company is to perform and the related fee and payment terms. Certain contracts contain provisions whereby the Company may be required to perform additional services in consideration for amounts defined in the respective agreements. In certain instances, the Company is entitled to the receipt of additional payments in the event certain testing results are achieved. In addition, the contracts contain provisions which require the Company to negotiate, with the customer, the terms of a licensing agreement. These licensing agreements contemplate the exclusive worldwide use of the Company s proprietary technology with the specific product under contract.

     7.   Stockholders  Equity:

          The Company s certificate of incorporation provides for the issuance of one million shares of preferred stock with the rights, preferences, qualifications and terms to be determined by the Company s Board of Directors. As of July 31, 1996, there were no shares of preferred stock outstanding (see Note
          8).

          In connection with an underwriting agreement associated with the Company s 1989 public offering, the Company issued 20,000 warrants, each to purchase one share of the Company s common stock at $8.25 per share. During the year ended July 31, 1996, these warrants expired unexercised.


     8.   Stockholders  Rights Plan:

          On  February  23,  1996,  the Company s Board of Directors (the
            Board  )  declared a dividend of one preferred share purchase
          right  (a   Right ) for each outstanding share of common stock.
          Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock ( A Preferred Stock ) at an exercise price of $80.

          The Rights are not exercisable, or transferable apart from the common stock, until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common stock of the Company or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership be a person or group of 20% or more of the outstanding common stock of the Company. Furthermore, if the Company enters into consolidation, merger, or other business combination, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of A Preferred Stock, that number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined. The Rights contain antidilutive provisions, are redeemable at the Company's option, subject to certain defined restrictions, for $.01 per Right, and expire on February 23, 2006.

          As a result of the Rights dividend, the Board designated 200,000 shares of preferred stock as A Preferred Stock. A Preferred Stockholders will be entitled to a preferential cumulative quarterly dividend of the greater of $1.00 per share or 100 times the per share dividend declared on the Company s common stock. The A Preferred shares have a liquidation preference, as defined. In addition, each share will have 100 votes and will vote together with the common shares.

     9.   Stock Option and Employee Stock Purchase Plans:

          (a)  On  January  21,  1992,  the  stockholders  of the Company approved  the  adoption of the 1991 Stock Option Plan (the
                 1991  Plan  ).    The 1991 Plan, as amended, permits the
               Company  to  grant employees and consultants the option to purchase an aggregate of 1.2 million shares of the Company s common stock. The terms of the 1991 Plan provide for the grant of either incentive stock options ( ISOs ), as defined by the Internal Revenue Code, or options which do not qualify as ISOs ( non ISOs ). The options are awarded by an independent committee of the Board who determine the vesting period. Generally, the options expire within a five to ten-year period as determined by the committee and as defined by the 1991 Plan. As of July 31, 1996, 638,418 stock options were outstanding under the 1991 Plan and shares available for future grants amounted to 524,473.


             On April 19, 1993, the stockholders of the Company approved a stock option plan for outside directors (the Outside Directors Plan ). The Outside Directors Plan, as amended, provides for the Company to grant to directors, who are neither officers nor consultants and who do not own 5% or more of the Company s common stock, options to purchase 70,000 shares of the Company s common stock on the date of initial election or appointment to the Board ( Director s Grant ). The Directors Grants vest over a five year period, as defined, with 20,000 options expiring ten years from the date of grant and the balance expiring eleven years from the date of grant. As of July 31, 1996, a total of 280,000 options were outstanding at exercise prices of either $8.63 or $13.00 per share.

             On February 6, 1996, the stockholders of the Company approved the adoption of the 1995 Non-Qualified Stock Option Plan (the
               1995  Plan  ).   The terms of the 1995 Plan provide for the
             granting  to  officers  and other key employees the option to purchase up to an aggregate of 1.8 million shares of the Company s common stock. The number and terms of each grant will be determined by an independent committee of the Board who will determine option exercise price, termination date, vesting and expiration date. During the year ended July 31, 1996, the Company granted 1.3 million options from the 1995 Plan. These options have an exercise price of $8.63 per share and vest on August 1, 2005; however, in the event the Company achieves certain defined milestones, the options vest earlier, subject to per year limitations, as defined. The options expire on October 5, 2005.

             During April 1996, the Company granted 50,000 immediately exercisable non-plan options to a financial consultant which were compensatory. Accordingly, the Company recognized compensation expense of approximately $200,000, related to the issuance of these options, during the year ended July 31, 1996.

             As of July 31, 1996, the Company has outstanding a total of 3,732,271 options. Such amount includes the options issued from stock option plans noted above plus 43,000 options issued under the Company s 1988 Stock Option Plan (as the result of the adoption of the 1991 Plan, no additional awards will be awarded from this plan), 1,455,853 non-plan options ( Non-Plan Options ), which includes the 50,000 stock options noted in the preceding paragraph, and 15,000 options issued to the Emisphere Charitable Foundation, Inc. (see Note 13).


             Non-Plan Options include 909,031 options granted during 1992 to two senior executive officers ( Executives ) in connection with their respective employment agreements. Each option entitles the holder to purchase one share of the Company s common stock at an exercise price per share of $12.38. These options were exercisable as of July 31, 1996 and had an original expiration date of July 31, 1997. On August 27, 1996, the Board agreed to cancel and regranted these options with all terms and provisions remaining the same except that the option expiration date was extended to July 31, 2002. In addition, 409,031 of these options were deemed to be granted from the 1991 Plan; the balance were deemed to be granted from the 1995 Plan. The fair market value of the Company s common stock on August 27, 1996 was below the exercise price of these options. The respective employment agreements for the Executives also contain provisions whereby the Executives are allowed to borrow defined amounts from the Company in connection with exercise of options. Outstanding loans bear interest at rates as defined.

             Transactions involving stock options during the years ended July 31, 1993, 1994 and 1995 are summarized as follows:

                                     Number of     Exercise Price
                                     Shares            Range
                                    ----------   ------------------
           Balance, July 31, 1993   2,161,948     $ 8.25  -  $23.25

                   Granted            274,050     $ 4.00  -  $10.75
                   Exercised          (29,759)    $ 8.00  -  $11.25
                   Canceled          (111,572)    $ 8.25  -  $19.75
                                    ----------

           Balance, July 31, 1994   2,294,667     $ 4.00  -  $23.25

                   Granted            134,023     $ 1.50  -  $ 4.40
                   Canceled          (158,576)    $ 2.63  -  $19.75
                                    ----------

           Balance, July 31, 1995   2,270,114     $ 1.50  -  $23.25

                   Granted          1,671,024     $ 3.63  -  $11.38
                   Exercised          (35,609)    $ 1.50  -  $ 6.63
                   Epired/Cancelled  (173,258)    $ 1.50  -  $19.75
                                    ----------

          Balance, July  31, 1996   3,732,271     $ 1.50  -  $23.25
                                    ==========

             As of July 31, 1996, 2,157,815 options were exercisable. The balance of outstanding options are exercisable at various times through June 2001.

          (b)  On  December 20, 1994, the Company s stockholders approved the  adoption  of  two  employee stock purchase plans (the
                 Purchase  Plans  ):  the  Emisphere  Technologies,  Inc.
               Employee  Stock  Purchase  Plan (the  Qualified Plan ) and
               the Emisphere Technologies, Inc. Non-Qualified Employee Stock Purchase Plan (the Non-Qualified Plan ). The terms and provisions of the Qualified Plan provide for all employees, excluding employees who control 5% or more of the Company, to receive a grant ( Grant ) of up to 15% of their compensation, as such percentage is determined by the Board prior to the date of grant not to exceed quarterly limits as defined. Each Grant, upon exercise, entitles the employee to purchase shares of the Company s common stock at a price per share equal to the lesser of the fair market value of the Company s common stock on the date of grant or 85% of the fair market value on the date the Grant is exercised, as defined. Grants expire six months from the date of issuance. The terms and provisions of the Non-Qualified Plan are identical to the Qualified Plan except that excluded employees, as defined above, are permitted to acquire shares of common stock and there are no quarterly limitations which would limit the total number of shares which may be purchased. At the inception of the Purchase Plans, the number of shares of common stock available for issuance under the Qualified Plan and Non-Qualified Plan were 500,000 and 100,000, respectively.

             Purchases of common stock during the years ended July 31, 1995 and 1996 are summarized as follows:


                            Qualified Plan              Nonqualified Plan
                         ------------------------   ------------------------
                           Shares                     Shares
                         Purchased   Price Range    Purchased   Price Range
                         ---------  -------------   ---------  -------------
                1995      66,982    $1.13 - $3.13    5,080        $1.43

                1996      72,975    $1.50 - $9.00   17,372     $1.50 - $7.38


             At July 31, 1996, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 360,043 and 77,548, respectively.

     10.  Major Customers:

          During each of the years ended July 31, 1994 and 1995, all revenue from research and development contracts was derived from a single customer. During the year ended July 31, 1996, approximately 96% of the revenue from research and development contracts was derived from Elan.


     11.  Income Taxes:

          There is no provision (benefit) for federal or state income taxes for the years ended July 31, 1994, 1995 and 1996, since the Company has incurred operating losses and has established a valuation allowance equal to the total deferred tax asset.

          The tax effect of temporary differences, net operating loss carry-forwards and research and experimental tax credit carry-forwards as of July 31, 1995 and 1996 was as follows:

                                                     1995          1996
                                                  ----------    ---------
          Deferred tax assets and valuation
           allowance:
             Accrued liabilities                $    107,688    $  105,483
             Equipment and leasehold
              improvements                            41,959       157,672
             Net operating loss carry-forwards    14,303,952    16,529,182
             Research and experimental
              tax credit carry-forwards            1,902,150     1,902,150
             Valuation allowance                 (16,355,749)  (18,694,487)
                                                 -----------    ----------
                                                      ---           ---
                                                 ===========    ==========

          As of July 31, 1996, the Company has available, for tax reporting purposes, unused net operating loss carry-forwards of approximately $40 million which will expire in various years from 2001 to 2011. The Company s research and experimental tax credit carry-forwards expire in various years from 2001 to 2 0 1 0. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code.

     12.  Retirement Plan:

          The Company, effective August 1, 1993, adopted the provisions of a defined contribution retirement plan (the Plan ). The terms of the Plan, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute to the Plan, a percentage of their compensation to be set aside to pay their future retirement benefits as defined by the Plan. The Company has agreed to make discretionary contributions to the Plan. For the years e n d ed July 31, 1994, 1995 and 1996 the Company made contributions to the Plan totaling approximately $50,000, $46,000 and $36,000, respectively.

     13.  The Emisphere Charitable Foundation, Inc.:


          During  July  31, 1993, the Board  authorized the incorporation
          o f    The   Emisphere   Charitable   Foundation,   Inc.   (The
            Foundation ).  The Foundation has since been incorporated and intends  to  seek  tax exempt status under section 501(c)(3) of the Internal Revenue Code. The Foundation s charitable purpose is to grant financial assistance to pay expenses incurred by persons or their families who are suffering from serious, debilitating or prolonged illnesses. The Company intends to make contributions to the Foundation in the form of cash and Company stock options. Three officers of the Company are directors of the Foundation. During the year ended July 31, 1994, the Company granted the Foundation 15,000 options to acquire an equal number of shares of the Company s common stock at an exercise price, per share, of $9.75.

     14.   Joint Venture with Elan Corporation plc:

          During October 1995, the Company and Elan reached agreement which provided for, among other things, the formation of an equally owned joint venture ("JV") to jointly research, develop and market products. The terms of the agreement provide for Elan to initially finance the JV, with the Company and Elan both contributing technology. It is anticipated that future financing needs of the JV will be shared equally by the Company and Elan. The agreement also provided for Elan to reimburse the Company $3 million for certain research and development costs incurred prior to December 1995.

          The Company also entered into a Purchase Agreement with Elan International Services Ltd., an affiliate of Elan, during 1995. Pursuant to the Purchase Agreement, the Company sold 600,000 shares of its common stock and issued 250,000 warrants to purchase shares of the Company's common stock at $16.25 per share for total consideration of $7.5 million. The warrants contain antidilutive provisions, are exercisable upon issuance, and expire on October 18, 2000.

          On September 26, 1996, the Company and Elan finalized the formation of the JV and entered into a license agreement. The license agreement provides for the JV to license certain technology from the Company and for the Company to perform certain research and development on behalf of the JV in consideration for defined amounts. In connection with the license agreement, the Company is also entitled to royalty income based on future sales of licensed products by the JV, as defined.

                         EMISPHERE TECHNOLOGIES, INC.


                VALUATION and QUALIFYING ACCOUNTS and RESERVES

                 For years ended July 31, 1994, 1995 and 1996


          Col. A                         Col. B          Col. C        Col. D       Col. E
           ---                             ---             ---           ---          ---
                                                         Additions
                                                     ----------------
                                                   Charged   Charged
                                         Balance   to Costs  to other              Balance at
                                        Beginning  and       Accounts Deductions-  End of
       Description                      of Period  Expenses  Describe Describe     Period
     --------------------------------   ---------  --------- -------- -----------  -----------
     For the year ended July 31, 1994
      Allowance for Bad Debts -
      CTA Bio Services, Inc.            $180,000                      $ 70,470 (1) $ 109,530


     For the year ended July 31, 1995
      Allowance for Bad Debts -
      CTA Bio Services, Inc.            $109,530                      $109,530 (2) $   -0-


     For the year ended July 31, 1996
      Allowance for Bad Debts -
      CTA Bio Services, Inc.           $   -0-                                     $   -0-

     (1) In October 1993, CTA Bio Services, Inc. made cash payments to the Company against their loan totaling $70,470.
     (2) In February 1995, CTA Bio Services, Inc. ceased operations. The loan was declared uncollectible and written off.



                                 EXHIBIT INDEX


                                                           Incorporated by
                              Exhibit                      Reference (1)

      (3) -Certificate of Incorporation of Company, as       A,B,C
            amended
          -Certificate of Designations of Series A
            Junior Participating Cumulative Preferred Stock
          -By-Laws of the Company                              A
      (4) -Rights Agreement dated as of Febuary 23, 1996       E
            between the Company and Continental Stock
            Transfer & Trust company
      (10)-1991 Stock Option Plan, as amended*                 D
          -Stock Option Plan for Outside Directors, as
            amended*
          -Employee Stock Purchase Plan*                       D
          -Non-Qualified Employee Stock Purchase Plan*         D
          -1995 Non-Qualified Stock Option Plan*
          -Employment Agreement dated as of October 6,         D
            1995 between Michael M.Goldberg and the Company*
          -Stock Option Agreements dated as of January        B,D*
            1, 1991, February 15, 1991, December 1, 1991,
            August 1, 1992 and October 6,1995 between
            Michael M.Goldberg and the Company*
          -Employment Agreement dated as of October 6,         D
            1995 between Sam J. Milstein and the Company*
          -Stock Option Agreements dated as of January        B,D*
            1, 1991, February 15, 1991, December 1, 1991,
            August 1, 1992 and October 6,1995 between
            Sam J. Milstein and the Company*
          -Purchase Agreement dated as of October 18,          D
            1995 by and between the Company and Elan
            International Services Limited
          - Letter Agreement dated as of September 26,
             1996 amending said Purchase Agreement
          -Warrant Agreement dated as of October 18,           D
             1995 by and between the Company and
             Elan International Services Limited
          -Registration Rights Agreement dated as of           D
            October 18, 1995 by and between the
            Company and Elan International Services
            Limited
          -Joint Venture Agreement dated as of September
            26, 1996 by and among Elan Corporation plc,
            the Company and Ebbisham Limited
          -License Agreement dated as of September 26,
            1996 by and between Ebbisham Limited and
            Elan Corporation plc
          -License Agreement dated as of September 26,
            1996 by and between Ebbisham Limited and the
            Company
          -Stock Instrument dated as of September 26,
            1996 by and between Ebbisham Limited and Elan
            Corporation plc
          -Memorandum and Articles of Association of
            Ebbisham Limited
          -Letter Agreement dated as of September 26,
            1996 by and among Elan Corporation plc,
            the Company and Ebbisham Limited
      (11)-Statement re computation of per share earnings
      (23)-Consent of Coopers & Lybrand L.L.P.
      (27)-Financial Data Schedule
     ___________________
 *  Management contract or compensatory plan or arrangement
(1) Filed with a corresponding exhibit number as an exhibit to the document referred to be letter as follows:

    A. Registration Statement of the Company on Form S-18, as declared effective by the Commission February 9, 1989, No. 33-25759.
    B. Registration Statement of the Company on Form S-1, as declared effective by the Commission on May 31, 1991, No. 33-40061.
    C. Registration Statement of the Company on Form S-3, as declared effective by Commission on February 9, 1993, No. 33-53676
    D.   Annual  Report  on  Form 10-K for the fiscal year ended July
         31, 1995
    E.   Form 8-K dated March 5, 1996
(2) Omitted in part pursuant to Instruction 2 of Item 601 of Regulation S-K.


-----------------------------------------------------------------------------

                                   EXHIBIT 3




                    Certificate of Designation of Series A

                Junior Participating Cumulative Preferred Stock




-----------------------------------------------------------------------------

                          CERTIFICATE OF DESIGNATIONS

                                      of


           SERIES A JUNIOR PARTICIPATING CUMULATIVE PREFERRED STOCK

                                      of


                         EMISPHERE TECHNOLOGIES, INC.




                        (Pursuant to Section 151 of the
                       Delaware General Corporation Law)

                                 ____________



         Emisphere Technologies, Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware (hereinafter called the "Corporation"), hereby certifies that the following resolution was adopted by the Board of Directors of the Corporation as required by Section 151 of the General Corporation


     Law at a meeting of the Board of Directors duly held on February 23, 1996:


         RESOLVED, that pursuant to the authority granted to and vested in the Board of Directors of this Corporation (hereinafter called the "Board of Directors" or the "Board") in accordance with the provisions of the Certificate of Incorporation, the Board of Directors hereby creates a series of Preferred Stock, par value $.01 per share (the "Preferred Stock"), of the Corporation and hereby states the designation and number of shares, and fixes the relative rights, preferences, and limitations thereof as follows:

         Series A Junior Participating Cumulative Preferred Stock:


         Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Junior
     Participating Cumulative Preferred Stock" (the "Series A Preferred Stock"). The number of shares initially constituting the Series A Preferred Stock shall be 200,000; provided, however, that if more than a total of 200,000 shares of Series A Preferred Stock shall be issuable upon the exercise of Rights (the "Right") issued pursuant to the Rights Agreement dated as of February 23, 1996, between the Corporation and Continental Stock Transfer & Trust Company, as Rights Agent (the "Rights Agreement"), the Board of Directors of the Corporation, pursuant to Section 151(g) of the General Corporation Law of the State of Delaware, shall direct by resolution or resolutions that a certificate be properly executed, acknowledged, filed and recorded, in accordance with the provisions of Section 103 thereof, providing for the total number of shares of Series A Preferred Stock authorized to be issued to be increased (to the extent that the Certificate of Incorporation then permits) to the largest number of whole shares (rounded up to the nearest whole number) issuable upon exercise of such Rights. Such number of shares may be decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon t h e conversion of any outstanding securities issued by the Corporation convertible into Series A Preferred Stock.

         Section 2.  Dividends and Distributions.


         (A) Subject to the rights of the holders of any shares of any series of Preferred Stock (or any similar stock) ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of Common Stock, par value $.01 per share (the "Common Stock"), of the Corporation, and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $1 or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock or a subdivision of the
     o u t standing shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of w h ich is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.


         (B) The Corporation shall declare a dividend or distribution on the Series A Preferred Stock as provided in paragraph (A) of this
     Section immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $1 per share on the Series A Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

         (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof, and shall be the same as the record date for any corresponding dividend or distribution on the Common Stock.


         (D) So long as any shares of the Series A Preferred Stock are outstanding, no dividends or other distributions shall be declared, paid or distributed, or set aside for payment or distribution, on the Common Stock unless, in each case, the dividend required by this
     Section 2 to be declared on the Series A Preferred Stock shall have been declared.


         (E) The holders of the shares of Series A Preferred Stock shall not be entitled to receive any dividends or other distributions except as provided herein.


         Section 3.  Voting  Rights.    The holders of shares of Series A
     Preferred Stock shall have the following voting rights:

         (A) Subject to the provision for adjustment hereinafter set forth, each share of Series A Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock into a greater or lesser number of shares of Common Stock), then in each such case the number of votes per share to which holders of shares of Series A Preferred
     Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of w h ich is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.


         (B) E x c e pt as otherwise provided herein, in any other Certificate of Designations creating a series of Preferred Stock or any similar stock, or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

         (C) If, at the time of any annual meeting of stockholders for the election of directors, the equivalent of six quarterly dividends (whether or not consecutive) payable on any share or shares of Series A Preferred Stock are in default, the number of directors constituting the Board of Directors of the Corporation shall be increased by two. In addition to voting together with the holders of Common Stock for the election of other directors of the Corporation, the holders of record of the Series A Preferred Stock, voting separately as a class to the exclusion of the holders of Common Stock, shall be entitled at said meeting of stockholders (and at each subsequent annual meeting of stockholders), unless all dividends in arrears have been paid or declared and set apart for payment prior thereto, to vote for the election of two directors of the Corporation, the holders of any Series A Preferred Stock being entitled to cast that number of votes per share of Series A Preferred Stock as specified in clause (A) of this Section 3. Until the default in payments of all dividends which permitted the election of said directors shall cease to exist, any director who shall have been so elected pursuant to the next preceding sentence may be removed at any time, either with or without cause, only by the affirmative vote of the holders of the shares of Series A Preferred Stock at the time entitled to cast a majority of the votes entitled to be cast for the election of any such director at a special meeting of such holders called for that purpose, and any vacancy thereby created may be filled by the vote of such holders. If and when such default shall cease to exist, the holders of the Series A Preferred Stock shall be divested of the foregoing special voting rights, subject to revesting in the event of each and every subsequent like default in payments of dividends. Upon the termination of the foregoing special voting rights, the terms of office of all persons who may have been elected directors pursuant to said special voting rights shall forthwith terminate, and the number of directors constituting the Board of Directors shall be reduced by two. The voting rights granted by this Section 3(C) shall be in addition to any other voting rights granted to the holders of the Series A Preferred Stock in this Section 3.


         (D) Except as set forth herein, or as otherwise provided by law, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

         Section 4.  Certain Restrictions.


         (A) W h e n ever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in
     Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

             (i) d e c l a r e or pay dividends, or make any other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;


             (ii) d e clare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except dividends paid ratably on the Series A Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

             (iii) r e d eem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock; or


             (iv) r e d eem or purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.



             (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

         Section 5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock subject to the conditions and restrictions on issuance set forth herein, in the Certificate of Incorporation, or in any other Certificate of Designations creating a series of Preferred Stock or any similar stock or as otherwise required by law.

         Section 6. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made (1) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Series A Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount to be distributed per share to holders of shares of Common Stock, or (2) to the holders of shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except distributions made ratably on the Series A Preferred Stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under the proviso in clause (1) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.


         Section 7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series A Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount of stock, securities, cash and/or any property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of w h ich is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event. In the event both this Section 7 and Section 2 appear to apply to a transaction, this Section 7 shall control.

         Section 8.  No  Redemption.    The  shares of Series A Preferred
     Stock shall not be redeemable; provided,

     however, that the Corporation may purchase or otherwise acquire outstanding shares of Series A Preferred Stock in the open market or by offer to any holder or holders of shares of Series A Preferred Stock.

         Section 9. Rank. The Series A Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of the Corporation's Preferred Stock, unless the Board of Directors shall specifically determine otherwise in fixing the powers, preferences and relative, participating, optional and other special rights of the shares of such series and the qualifications, limitations and restrictions thereof.


         Section 10. Fractional Shares. The Series A Preferred Stock shall be issuable upon exercise of the
     Rights issued pursuant to the Rights Agreement in whole shares or in any fraction of a share that is one one-hundredths (1/100ths) of a share or any integral multiple of such fraction which shall entitle the holder, in proportion to such holder's fractional shares, to r e c e i ve dividends, exercise voting rights, participate in distributions and to have the benefit of all other rights of holders of Series A Preferred Stock. In lieu of fractional shares, the Corporation, prior to the first issuance of a share or a fraction of a share of Series A Preferred Stock, may elect (l) to make a cash payment as provided in the Rights Agreement for fractions of a share other than one one-hundredths (1/100ths) of a share or any integral multiple thereof or (2) to issue depository receipts evidencing such authorized fraction of a share of Series A Preferred Stock pursuant to an appropriate agreement between the Corporation and a depository selected by the Corporation; provided that such agreement shall provide that the holders of such depository receipts shall have all the rights, privileges and preferences to which they are entitled as holders of the Series A Preferred Stock.


         Section 11. Amendment. The Certificate of Incorporation of the Corporation shall not be amended in any m a n ner which would materially alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock, voting together as a single class.

         IN WITNESS WHEREOF, this Certificate of Designations is executed on behalf of the Corporation by its Chief Executive Officer and attested by its Secretary this 5th day of March, 1996.




                                   EMISPHERE TECHNOLOGIES, INC.




                                   By: /s/ Michael M. Goldberg
                                       -------------------------
                                        Michael M. Goldberg, M.D.
                                        C h airman  and  Chief  Executive
                                        Officer



     Attest:

     /s/ Sam J. Milstein

     ------------------------
     Sam J. Milstein, Ph.D.
     President, Chief Scientific
     Officer and Secretary





-----------------------------------------------------------------------------


                                  EXHIBIT 10



              Stock Option Plan for outside Directors, as amended




-----------------------------------------------------------------------------

                         EMISPHERE TECHNOLOGIES, INC.
                    STOCK OPTION PIAN FOR OUTSIDE DIRECTORS


     1.   Purpose
         The purpose of this Stock Option Plan for Outside Directors (the "Plan") of Emisphere Technologies, Inc. (the "Corporation") is to enable the Corporation to compensate eligible directors of the Corporation and to encourage the highest level of performance by p r oviding such persons with a proprietary interest in. the corporation's success and progress by granting them shares of the Corporation's Common Stock, par value $.0l per share ("Common Stock").

     2.   Administration of the Plan

          The Plan shall be administered by a committee (the "Committee") of the Board of Directors of the Corporation (the "Board"), which shall consist of one or more members of the Board, appointed by the Board, who are outside directors (as defined below) or by The Board. The interpretation and construction by the Committee of any provisions of the Plan or of any other matters related to the Plan shall be final. The Committee may from time to time adopt such rules and regulations for carrying out the Plan as it may deem advisable. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan. The Plan shall be interpreted and implemented such that the eligible outside directors will not fail, by reason of the Plan or its implementation, to be "disinterested persons" within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 (the "Exchange Act"), as such Rule and such Act may be amended.

     3.   Eligibility and Issuances

         (a) Eligibility. Directors of the Corporation who (i) are neither officers nor employees nor consultants of the Corporation or any of its subsidiaries, (ii) do not beneficially own five percent or more of the Corporation's outstanding Common Stock on the date of grant and (iii) are not affiliated with any person referred to in.
     (i) or (ii) above ("outside directors") shall be eligible to receive options to purchase Common Stock under the Plan.

               (b)  Stock Option Grants
          (i) Each outside director shall be granted an option to purchase 70,000 shares of the Corporation's Common Stock on the date (the "Initial Grant Date") that is the later of (i) the date of his or her initial election or appointment to the Board or (ii) April 29, 1992, the date of the Plan's adoption by the Board, such option to be on the following terms:

               (a) The exercise price per share for such option shall be the Fair Market Value (as defined below) of the Common Stock as of the Initial Grant Date.
               (b) Except as provided herein, such option shall expire ten years from the Initial Grant Date with respect to 20,000 shares and eleven years from the Initial Grant Date with respect to 50,000 shares.

             (iv) "Fair Market Value" shall mean, for each Initial Grant Date, (A) if the Common Stock is listed or admitted to trading on the New York Stock Exchange (the "NYSE") or the American Stock Exchange (the "ASE'), the low sale price of the Common Stock on such date or, if no sale takes place on such date, the lowest closing asked prices of the Common Stock on such exchange as of such date, in each case as officially reported on the NYSE or the ASE, or (B) if no shares of Common Stock are then listed or admitted to trading on the NYSE or the ASE, the low sales price of the Common Stock on such date on the NASDAQ National Market System or, if no shares of Common Stock are then quoted on the NASDAQ National Market System, the closing bid price of the Common Stock on such date on NASDAQ or, if no shares of Common Stock are then quoted on NASDAQ, the lowest asked price of the Common Stock on such date as reported on the over-the-counter system. If no closing bid and lowest asked prices thereof are then so quoted or publish in the over-the-counter market, "Fair Market Value" shall mean the higher of
         (x) the book value per share of the Common Stock (assuming for the purposes of the calculation the economic equivalence of all shares of all classes of capital stock) as determined on a fully diluted basis in accordance with generally accepted accounting principles by a firm of independent public accountants of recognized standing (which may be the Corporation's regular auditors) selected by the Board as of the last day of any month ending within 60 days preceding the date as of which the determination is to be made or (y) the fair value per share of Common Stock (assuming for the purposes of this calculation the economic equivalence of all shares of classes of capital stock), as determined on a fully diluted basis in good faith by the Board, as of a date which is 15 days preceding the Initial Grant Date.

             (v) Options granted hereunder shall not "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended.

     4.   Regulatory Compliance and Listing

          The. issuance or delivery of any Option may be postponed by the Corporation, and an Option shall not be exercisable, for such period as may be required to comply with the Federal securities laws, state "blue sky" laws, any applicable listing requirements of any applicable securities exchange and any other law or regulation applicable to the issuance, delivery or exercise of such Options and the Corporation shall not be obligated to issue or deliver any Options or shares of Common Stock if the issuance or delivery of such Options or shares would constitute a violation of any law or a n y regulation of any governmental authority or applicable securities exchange.

     S.   Restrictions on Exercisability

          (a) Except as provided in Section 5(b) below, options granted under the Plan on the Initial Grant Date may be exercised as to 16,666 shares on the first anniversary of the Initial Grant Date, as to 16,667 shares on each of the second and third anniversaries of the Initial Grant Date and as to 10,000 shares on each of the fourth and fifth anniversaries of the Initial Grant Date.

             (b) If any event constituting a "Change in Control of the Corporation" shall occur, all options granted under the Plan, which are outstanding at the time a Change of Control of the Corporation shall occur, shall immediately become exercisable. A "Change in Control of the Corporation" shall be deemed to occur if (i) there shall be consummated (x) any consolidation or merger of the Corporation in which the Corporation is not the continuing or surviving corporation or pursuant to which shares of the Corporation's Common Stock would be converted into cash, securities or other property, other than a merger of the Corporation in which the holders of the Corporation's Common S t o c k immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Corporation, or (ii) the stockholders of the Corporation shall approve. any plan or proposal for liquidation or dissolution of the Corporation, or (iii) any person (as such, term is used in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of the Corporation's outstanding Common Stock other than pursuant to a plan or arrangement entered in by such person and the Corporation, or
         (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Corporation's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

     6.   Cessation as Director

            In the event that the holder of an Option granted pursuant to the Plan shall cease to be a director of the Corporation for any reason, such holder may exercise any portion of the Option that is exercisable by him at the time he ceases to be a director of the Corporation, but only to the extent such Option is exercisable as of such date, within six months after the date he ceases to be a director of the Corporation.

     7.   Death

          In the event that a holder of an Option granted pursuant to the Plan shall die, his estate, personal representative or beneficiary may exercise any portion of the Option that was exercisable by the deceased Optionee at the time of his death, but only to the extent such Option is exercisable as of such date, within twelve months after the date of his death.

     8.   Stock Splits, Mergers, etc.

             In the event of any stock split, stock dividend or similar transaction which increases or decreases the number of 'outstanding shares of Common Stock, appropriate adjustment shall be made by the Board, whose determination shall be final, to the number and option exercise price per share of Common Stock which may be purchased u n der any outstanding Options. In the case of a merger, consolidation or similar transaction which results in a replacement of the Corporation's Common Stock and stock of another corporation but does not constitute a Change in Control of the Corporation, the Corporation will make a reasonable effort, but shall not be required, to replace any outstanding Options granted under the Plan with comparable options to purchase the stock of such other c o rporation, or will provide for immediate maturity of all outstanding Options, with all Options not being exercised within the time period specified by the Board of Directors being terminated.

     9.   Transferability

            Options are not assignable or transferable, except by will or the laws of descent and distribution to the extent set forth in
     Section 7 and during a director's lifetime may be exercised only by him.

     10.  Exercise of Options

             An optionholder electing to exercise an Option shall give written notice to the Corporation of such election and of the number of shares of Common Stock that he has elected to acquire. An optionholder shall have no rights of a stockholder with respect to shares of Common Stock. covered by his Option until after the date of issuance of a stock certificate to him upon partial or complete exercise of his option.

     11.  Payment

          The option exercise price shall be payable in cash, check or in shares of Common Stock upon the exercise of the Option. If the shares of Common Stock are tendered as payment of the Option exercise price, the value of such shares shall be the Fair Market Value as of the date of exercise. If such tender would result in the issuance of fractional s area of Common Stock, the Corporation shall instead return the difference in cash or by check to the employee.

     12.  Term of Plan

          The Plan shall terminate on April 28, 2002, and no Option shall be granted pursuant to the Plan after that date.

     13.  Obligation to Exercise Option

         The granting of an Option shall impose no obligation on the director to exercise such Option.

     14.  Continuance as Director

          Nothing in the Plan shall be deemed to create any obligation on the part of the Board to nominate any director for reelection by the Corporation's stockholders.

     15.  Effectiveness of the Plan

           The Plan shall become effective on April 29, 1992, the date of its adoption by the Board of Directors, but subject, nevertheless, to (1) approval, within twelve (12) months thereof, by the affirmative vote of the majority of shares present in person or represented. by proxy at a meeting at which a quorum is present and entitled to vote thereon, or by such greater percentage as may from time to time be required under the laws of the State of Delaware, and applicable rules or regulations under Rule 16b-3 of the Exchange Act and (2) such approvals as may be required by any other public authorities. Options granted under the Plan may not be exercised unless and until the stockholders of the Company approve the Plan.

     16.  Amendment of the Plan

            The Board may at any time and from time to time alter, amend, suspend or terminate the Plan in, whole or in part, provided, however, that (i) any amendment which must be approved by the stockholders of the Company in order to maintain the continued qualification of the Plan under Rule 16b-3 under the Exchange Act or any successor provision, or the approval of which is otherwise required by law, shall not be effective unless and until such stockholder approval has been obtained in compliance with such rule or law and (ii) provisions of the Plan which govern the amount, price or timing of the award of an Option shall not be amend d more than once every six months, other, than to comply with changes in the Internal Revenue Code of 1986, as amended, the Employee Income Retirement Security Act, or the rules thereunder.

     17.  Withholding of taxes

           The Company shall have the right, prior to the delivery of any certificate evidencing shares of Common Stock to be issued pursuant to an Option, to require the exercising outside director to remit to the Company an amount in cash sufficient to satisfy any Federal, state, or local tax withholding requirements.



-----------------------------------------------------------------------------

                                  EXHIBIT 10





                         Letter Agreement dated as of

               October 18, 1996 amending said Purchase Agreement






-----------------------------------------------------------------------------


                       ELAN INTERNATIONAL SERVICES LTD.

                              102 St. James Court

                                 Flatts Smith

                                 SL-04 Bermuda







     26th September 1996



     Emisphere Technologies, Inc.


     15 Skyline Drive

     Hawthorne, New York  10532



     Attention:     Michael M. Goldberg, M.D.
                    Chairman and CEO



     Ladies and Gentlemen:



     We refer to the Purchase Agreement entered into between Emisphere Technologies, Inc. and Elan International Services Ltd. dated as of October 18, 1995 (the "Agreement"). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Agreement.



     The parties agree that the Agreement shall be amended as follows:



     1. The "Standstill Period" as defined in Section 5.3(a) of the Agreement shall be amended so that the termination date of the Purchaser's obligations pursuant to Section 5.3(a) shall be September 26, 2001.



     2. Section 5.3 of the Agreement is hereby amended by deleting paragraph (b) in its entirety and inserting the following new paragraphs (b) and (c) as follows:



               (b) The Purchaser and its Affiliates may acquire Voting Securities without regard to the foregoing limitation if any of the following events shall occur: (A) a tender or exchange offer is made by any Person or 13D Group (as hereinafter defined) (other than the Purchaser or an Affiliate of, or any Person acting in concert with, the Purchaser or any of its Affiliates) (which Person or 13D Group has the financial wherewithal to consummate such a transaction) to acquire Voting Securities in an amount which, together with Voting Securities (if any) already owned by such Person or 13D Group, would represent more than 20% of the total combined voting power of all Voting Securities then outstanding; (B) it is publicly disclosed that Voting Securities representing more than 20% of the total combined voting power of all Voting Securities then outstanding have been acquired subsequent to the Closing Date by any Person or 13D Group (as hereinafter defined) (other than the Purchaser or an Affiliate of, or any Person acting in concert with, the Purchaser or any of its Affiliates); or (C) any Person or 13D Group (other than the Purchaser or an Affiliate of, or any Person acting in concert with, the Purchaser or any of its Affiliates) (which Person or 13D Group has the financial wherewithal to consummate such a transaction) shall undertake an action contemplated by Section 5.3(a)(ii) of this Agreement the effect of which would be to result in a Change of Control of the Company. Notwithstanding the provisions of clause (B) of this Section 5.3(b), it is understood and agreed that the limitation imposed by Section 5 . 3(a) of this Agreement on the acquisition of Voting Securities by the Purchaser and its Affiliates shall remain unchanged if the Person or 13D Group (other than the Purchaser or an Affiliate of, or any Person acting in concert with, the Purchaser or any of its Affiliates) which has acquired more than 20% of the total combined voting power of all Voting Securities then outstanding are any of the persons, namely Amerindo Investment Advisors, Inc., a California corporation,
          Amerindo Investment Advisors, Inc., a Panama corporation, Alberto W. Vilar and Gary A. Tanaka, which executed, and any other persons named (or who or which may be named from time to time by amendment) in Item 2 of, the Statement on Schedule 13-D/A, dated April 26, 1996, relating to the Common stock and filed with the Commission pursuant to the Exchange Act, and any of their respective Affiliates (collectively, "Amerindo") or is a Person or 13D Group (other than the Purchaser or an Affiliate of, or any Person acting in concert with, the Purchaser or any of its Affiliates) which is an investor similarly situate with respect to its investment in the Company to Amerindo and which is reasonably satisfactory to the Purchaser. In any case where clause (C) of this Section 5.3(b) is applicable, the Purchaser and its Affiliates (acting not in concert with the Person or 13D Group and their Affiliates identified in such clause (C)) shall additionally be entitled to undertake the actions described in clauses (ii), (iii), (iv), (vii) and (viii) (and, with respect to such clauses, clause (xi)) of Section 5.3(a) of this Agreement. As used herein, the term "13D Group" shall mean any group of Persons formed for the purpose of acquiring, holding, voting or disposing of Voting Securities which would be required under Section 13(d) of the Exchange Act and the rules and regulations thereunder (as now in effect) to file a statement on Schedule 13D with the Securities and Exchange Commission as a "person" within the meaning of Section 13(d)(3) of the Exchange Act if such group beneficially owned Voting Securities representing more than 5% of the total combined voting power of all Voting Securities then outstanding.

               (c)(i)   Notwithstanding  the  limitations  set  forth  in
          Section  5.3(a)  and  for so long as such limitations remain in effect, if at any time the Company issues and sells Voting Securities in a private placement, or proposes to issue and sell Voting Securities in a public offering, to a Person or Persons other than the Purchaser or its Affiliates (excluding issuances pursuant to stock option and employee benefit plans
          o r the exercise of rights, options, warrants or other s e c urities convertible into or exchangeable for Voting Securities outstanding on September 26, 1996), the Company shall offer the Purchaser and its Affiliates the opportunity to purchase, at the same price (in the case of a private placement) or at the public offering price (in the case of a public offering), and on substantially the same terms and conditions otherwise applicable to such issuance and sale, Voting Securities in an amount that, together with the Voting Securities already owned by the Purchaser and such Affiliates, would represent the same percent of the total combined voting power of all Voting Securities (after giving effect to the issuance and sale of Voting Securities to the third party or parties and to the Purchaser and its Affiliates) as the Purchaser and its Affiliates owned immediately prior to such issuance and sale. It is understood and agreed, however, that, in any instance where the closing of the issuance and sale of Voting Securities by the Company would permit the Purchaser and its Affiliates to acquire Voting Securities by virtue of clause
          (B) of Section 5.3(b) of this Agreement, the Company shall be under no obligation to offer to the Purchaser and its
          A f f iliates the opportunity, and the Purchaser and its Affiliates shall not have the right, to purchase Voting Securities from the Company as otherwise contemplated by this
          Section 5.3(c)(i). For purposes of calculating voting power as contemplated by this Section 5(c)(i), Voting Securities shall include only shares in fact owned by and issued to the Purchaser and its Affiliates and shall not include shares subject to Warrants.

               (ii) If the Company has issued and sold, or intends to issue and sell, Voting Securities as described in Section
          5.3(c)(i), the Company shall give written notice to the Purchaser and its Affiliates setting forth, in the case of a private placement, the terms and conditions (including the actual price) on which such issuance and sale has taken place, and, in the case of a public offering, the anticipated terms and conditions (including the estimated price) on which such issuance and sale will take place. Such notice shall be given, in the case of a private placement, within 10 days after the closing of such private placement, and, in the case of a public offering, as soon as reasonably practicable but in any event no fewer than 20 days prior to the closing of such public offering. The Purchaser and its Affiliates shall notify the Company in writing within 10 days after receipt of such notice from the Company whether the Purchaser and its Affiliates intends to purchase Voting Securities in accordance with such notice. Failure to reply within such 10 day period shall be deemed an election by the Purchaser and its Affiliates not to purchase any Voting Securities. If the Purchaser or its Affiliates elects to purchase any Voting Securities, the closing shall occur, in the case of any such purchase following a private placement, within five days after Purchaser's written notice of its election to purchase and, in the case of a purchase pursuant to a public offering, simultaneously with the closing of such public offering.

               (iii) The provisions of this Section 5.3(c) shall be deemed terminated and of no further force and effect upon the occurrence of any of the following events: (A) the Purchaser and its Affiliates sell, whether in a single transaction or a series of related transactions, to any Person or Persons other than the Purchaser or any Affiliate, 20% or more of the aggregate amount of Voting Securities owned by the Purchaser and its Affiliates immediately prior to such sale or the first in the series of related sales; (B) the Purchaser and its Affiliates elect on two occasions not to exercise the right to purchase Voting Securities pursuant to Section 5.3(c)(i) following receipt of any notice from the Company pursuant to
          Section 5.3(c)(ii); or (C) Elan, the Purchaser or any other Person controlled by Elan which is the holder, directly or indirectly, of the securities of the Purchaser ("Intermediate Holding Company") experiences a change of control. For purposes of this Section 5.3(c)(iii), a "change of control" shall be deemed to have occurred if, in the case of Elan, any Person or 13D Group or, in the case of the Purchaser or any Intermediate Holding Company, any Person or group of Persons that would constitute a 13D Group if the securities of the Purchaser or such Intermediate Holding Company were registered pursuant to Section 12 of the Exchange Act, acquired ordinary shares or other securities entitled to vote generally in the e l e c tion of directors of Elan, the Purchaser or any Intermediate Holding Company, as the case may be, in an amount which, together with any such shares already owned by such Person, 13D Group or other group, would represent more than 20% of the total combined voting power of all such shares and other securities then outstanding.



     3. Other than as set forth above, the Agreement shall remain in full force and effect as originally stated.



     Please sign a copy of this letter, thereby indicating your agreement to the foregoing amendments to the Agreement.



                              ELAN INTERNATIONAL SERVICES LTD.





                              By  /s/ Thomas G. Lynch
                              ------------------------
                                  Thomas G. Lynch
                                   Director



     Accepted and Agreed:



     EMISPHERE TECHNOLOGIES, INC.


     By  /s/ Michael M. Goldberg, M.D.
       ----------------------------------

          Michael M. Goldberg, M.D.
          Chairman and CEO





               ELAN CORPORATION PLC ("Elan"), the beneficial owner of all the outstanding stock of Elan International Services Ltd., by its signature below hereby agrees to be bound by all the terms, conditions and obligations of Article V of the Purchase Agreement e n t ered into between Emisphere Technologies, Inc. and Elan International Services Ltd. dated as of October 18, 1995, including the amendments thereto effected by the above letter agreement, as if Elan had been an original party thereto.



                                   ELAN CORPORATION PLC





                                   By   /s/ Thomas G. Lynch
                                   -------------------------










-----------------------------------------------------------------------------


                                  EXHIBIT 10





                     Joint Venture Agreement dated as of

            September 26, 1996 by and among Elan Corporation plc,

                       The Company and Ebbisham Limited







-----------------------------------------------------------------------------


                            JOINT VENTURE AGREEMENT









                             ELAN CORPORATION PLC











                                      AND









                         EMISPHERE TECHNOLOGIES, INC.







                                      AND







                               EBBISHAM LIMITED














                               McCann FitzGerald

                                  Solicitors

                             2 Harbourmaster Place

                               Custom House Dock

                                   Dublin 1



                                     INDEX



     Clause                                                           Page



DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .       4


THE COMPANY'S BUSINESS  . . . . . . . . . . . . . . . . . . . . .       8


MEMORANDUM AND ARTICLES OF ASSOCIATION OF THE COMPANY . . . . . .       9


WARRANTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . .       9


COMPLETION  . . . . . . . . . . . . . . . . . . . . . . . . . . .      10


SUBSCRIPTIONS . . . . . . . . . . . . . . . . . . . . . . . . . .      12


DIRECTION OF RESEARCH AND DEVELOPMENT . . . . . . . . . . . . . .      12


PROPERTY OWNERSHIP RIGHTS . . . . . . . . . . . . . . . . . . . .      13


PATENT RIGHTS . . . . . . . . . . . . . . . . . . . . . . . . . .      16


EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17


EXPLOITATION OF PRODUCTS  . . . . . . . . . . . . . . . . . . . .      17


RIGHTS OF FIRST REFUSAL . . . . . . . . . . . . . . . . . . . . .      19


TECHNICAL SERVICES AND ASSISTANCE . . . . . . . . . . . . . . . .      21


SUPPLY ARRANGEMENTS . . . . . . . . . . . . . . . . . . . . . . .      22


AUDITORS; BANKERS; REGISTERED OFFICE;
                  ACCOUNTING REFERENCE DATE; SECRETARY  . . . . .      22


SHARE RIGHTS AND DIRECTORS  . . . . . . . . . . . . . . . . . . .      23


PROCEEDINGS OF DIRECTORS AND CHAIRMAN . . . . . . . . . . . . . .      23


MATTERS REQUIRING SHAREHOLDERS' APPROVAL  . . . . . . . . . . . .      24


THE BUSINESS PLAN AND REVIEWS . . . . . . . . . . . . . . . . . .      26


DISPUTES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27


REALISATION . . . . . . . . . . . . . . . . . . . . . . . . . . .      28


NAME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31


CONFIDENTIALITY . . . . . . . . . . . . . . . . . . . . . . . . .      31


SHAREHOLDERS' CONSENT . . . . . . . . . . . . . . . . . . . . . .      33


DIVIDEND POLICY . . . . . . . . . . . . . . . . . . . . . . . . .      34


SHAREHOLDERS BOUND  . . . . . . . . . . . . . . . . . . . . . . .      34


ADDITIONAL FINANCING  . . . . . . . . . . . . . . . . . . . . . .      34


COSTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36


GENERAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36


                           SCHEDULE 1

ELAN LICENSE AGREEMENT  . . . . . . . . . . . . . . . . . . . . .      41



                           SCHEDULE 2

EMISPHERE LICENSE AGREEMENT . . . . . . . . . . . . . . . . . . .      42



     THIS AGREEMENT made this        day of September 1996



     BETWEEN:



     (1) ELAN CORPORATION PLC a public limited company incorporated under the laws of Ireland and having its registered office at Monksland, Athlone, County Westmeath, Ireland ("Elan").



     (2) EMISPHERE TECHNOLOGIES, INC. a corporation duly incorporated and validly existing under the laws of the State of Delaware and having its principal place of business at 15 Skyline Drive, Hawthorne NY, USA 10532 ("Emisphere").



     (3) EBBISHAM LIMITED a private limited company incorporated under the laws of Ireland and having its registered office at 2 Harbourmaster Place, Custom House Dock, Dublin 1 ("the Company").



     RECITALS:



     A.    T h e    Company  is  a  private  company  limited  by  shares
           incorporated on the 11th day of March 1996 under the Companies
           Acts.



     B. Elan is beneficially entitled to the use of certain patents which have been granted or are pending in relation to drug specific dosage forms for pharmaceutical products and Elan has d e v e loped various drug delivery technologies and pharmaceutical products derived therefrom having improved pharmaceutical, biopharmaceutical or other characteristics.



     C. Emisphere is knowledgeable in the discovery of compounds which can interact with therapeutic agents in a manner to improve the transport of such therapeutic agents through biological membranes.



     D. E l a n and Emisphere have agreed to co-operate in the establishment and management of a business for the development
           o f specific pharmaceutical compounds incorporating the technologies developed and to be developed by Elan and Emisphere and their sale and supply throughout the world through the medium of the Company and for this purpose have agreed to participate as shareholders in the Company for the purposes and on the terms set out in this Agreement.



     E. Elan and Emisphere have agreed to enter into this Agreement for the purpose of recording the terms and conditions of the Joint Venture and of regulating their relationship with each other and certain aspects of the affairs of and their dealings with the Company.



     NOW IT IS HEREBY AGREED AS FOLLOWS:



                                   CLAUSE 1



                                  DEFINITIONS


     1.1 In this Agreement, the following expressions shall, where not inconsistent with the context, have the following meanings respectively.



           "A" Directors" means the Directors appointed by the "A" Shareholder pursuant to Clause 5.2 (ii) and holding office for the time being and unless otherwise stated includes their duly appointed alternates;



           "Additional Compounds" means any compound other than the Compounds utilising the Emisphere Technology and/or the Emisphere Programme Technology and/or the Company Programme Technology, whether or not in conjunction with the Elan Technology and/or Elan Programme Technology, having as its primary effect an anti-coagulant related therapeutic effect and including anticoagulant compounds which are proprietary to an Independent Third Party;



           "Affiliate" means any corporation or entity, other than the Company, controlling, controlled or under the common control of Elan or Emisphere, as the case may be. For the purposes of this definition and Clause 22.1(vii), "control" shall mean direct or indirect ownership of fifty percent (50%) or more of the stock or shares entitled to vote for the election of directors;



           "Agreed" means agreed by all Parties and confirmed in writing;



           "Agreement" means this agreement (which expression shall be deemed to include the Recitals and the Schedules hereto);.



           "A" Shareholder" means the holder for the time being of the "A" Shares;



           "A" Shares" means the "A" Ordinary Shares in the capital of the Company;



           "B" Directors" means the Directors appointed by the "B" Shareholder pursuant to Clause 5.2(iii) and holding office for the time being and unless otherwise stated includes their duly appointed alternates;


           "B" Shareholder" means the holder for the time being of the "B" Shares;



           "B" Shares" means the "B" Ordinary Shares in the capital of the Company;



           "Business" means the business of the Company as described in Clause 2 and such other business as the Parties may agree from time to time in writing should be carried on by the Company;



           "Business Plan" means the plans to be prepared and approved by the Directors pursuant to Clause 19, in conjunction with the Research and Development Programmes, for the conduct of the Business of the Company for each Financial Year for the duration of this Agreement which shall include, in particular, details of the planned research and development expenses to be incurred in that Financial Year, which of the Shareholders shall be responsible for the relevant research and development expenditure, and how such expenses shall be funded;



           "Carriers" means agents that are used to facilitate transport through membranes including oral, nasal, buccal, intraocular, sublingual, subcutaneous, intramuscular and pulmonary delivery of the Compounds utilising the Emisphere Technology and/or the Emisphere Programme Technology. These agents can include, but are not limited to proteinoids and other chemicals;



           "Companies  Acts"  means  the Companies Acts, 1963 to 1990, of
           Ireland;



           "Company Programme Technology" has the meaning assigned to it in Clause 8.5;



           "Completion" means the performance by the Parties hereto of their respective obligations under Clause 5;



           "Compounds" means Heparin and/or Heparinoids;



           "Directors" means the "A" Directors and the "B" Directors from time to time;


           "Effective Date" means 1 May, 1996;



           "Elan License Agreement" means the License Agreement referred to in Clause 5.2(xi);



           "Elan  Programme Technology" has the meaning assigned to it in
            the   License Agreements;



           "Elan Technology" has the meaning assigned to it in the License Agreements;



           "Emisphere  License  Agreement"    means the License Agreement
           referred to in Clause 5.2(xii);



           "Emisphere Programme Technology" has the meaning assigned to it in the License Agreements;



           "Emisphere Technology" has the meaning assigned to it in the License Agreements;



           "FDA" means the United States Food and Drug Administration or any successors or agency, the approval of which is necessary to market a product in the United States of America or any other relevant regulatory authority the approval of which is necessary to market a product in any other country in the Territory;



           "Financial Year" means initially, 1 May 1996 to 31 December 1996 and thereafter each year commencing on 1 January and expiring on 31 December of each year;



           "Field" means the research, development and optimisation of the Compounds utilising one or more Carriers for all medical ailments or indications, whatever the mode of administration, as well as the manufacture, use, promotion, distribution, marketing and sale of the Products;



           " H e parin" means naturally occurring forms of Heparin, including Heparin USP, BP and EP as well as smaller molecular fractions thereof;


           "Heparinoids" means various sulphated polysaccharides that have anti-coagulant activity resembling that of Heparin;



           "Independent Third Party" means any Person other than Elan, Emisphere, the Company and/or any of their Affiliates;



           "INDA" means any Investigational New Drug Application in relation to a Product filed by any Party with the FDA or a similar application filed in another jurisdiction;



           "Improvements" means inventions, discoveries, developments and indications relating to the Emisphere Technology which can usefully be applied to the Field, the Emisphere Programme Technology, the Elan Programme Technology or the Company Programme Technology which were first reduced to practice during the term of this Agreement by Emisphere, Elan or the Company, whether or not such modification adds any benefit to the Field, the Emisphere Programme Technology, the Elan Programme Technology or the Company Programme Technology;



           "Joint Venture" means the joint venture constituted by this Agreement, the Memorandum and Articles of Association, the License Agreements, the Supply Agreements and such other agreements as the Shareholders and the Company may enter from time to time with respect to the Business;



           "License Agreements" means the Elan License Agreement and the Emisphere License Agreement;



           "Loan"  means any loan(s) advanced from time to time by either
           o f   the  Shareholders  to  the  Company,  other  than  loans
           represented by or referred to in the Loan Stock Instrument;



           "Loan Stock Instrument" means the Loan Stock Instrument to be entered into by the Company and Elan pursuant to which Elan will subscribe for subordinated loan stock in the Company;



           "Memorandum and Articles of Association" means the Memorandum and Articles of Association to be adopted by the Company on Completion, as amended from time to time;



           "Net Sales" means the invoiced sales price of Products shipped by the Company or on behalf of the Company in respect of bona fide arms length sales of the Products to Independent Third Parties exclusively for money less a maximum reserve of five percent (5%) for uncollectible accounts and less the ordinary and customary trade discounts and commissions, excise taxes, withholding tax, other consumption taxes, and credits or allowances actually granted on account of rejection or return of the Products. In the case of any sale or disposal of Products otherwise than in such a bona fide arms length sale to Independent Third Parties exclusively for money, "Net Sales" shall mean the invoiced sales price of Products;



           "Party" means Elan, Emisphere or the Company, as the case may be, and "Parties" means all three together;



           "Person" shall mean an individual, partnership, corporation, l i mited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature;



           "Prime" means the London Interbank Offer Rate for United States Dollars for a one year period as determined by reference to the average of the rates quoted on the "LIBO" page of the Reuters Screen;



           "Product(s)" means depending on the context one or more formulations of the Compound(s) in conjunction with one or more of the Carriers that complies with the Specifications;



           "Research and Development Programme" means, depending on the context, one or more programmes of research and development work being conducted or to be conducted by, inter alia, Emisphere and Elan for and on behalf of the Company which have been devised by the Research Committee and approved by the Management Committee;



           "Specifications" means the specifications for each of the Carriers or Products as approved by the FDA, as well as such other specifications which may be agreed upon by the Parties in writing or by the Research Committee (as defined in Clause 7.2);



           "Shares" means all the "A" Shares  and the "B" Shares;


           "Shareholder" means the "A" Shareholder or the "B" Shareholder for the time being, as the case may be, and "Shareholders" means each of the Shareholders together;



           "Subsidiary" means any company which is a subsidiary of the Company within the meaning of the Companies Acts;



           "Supply Agreements" means the supply agreements to be entered into by Elan, Emisphere and the Company pursuant to Clause 14 to facilitate the commercial development and exploitation of Product(s);



           "Territory" means all of the countries of the world; and



           "United States Dollar" and "US$" means the lawful currency for the time being of the United States of America;



     1.2 Words importing the singular shall include the plural and vice versa.



     1.3 Unless the context otherwise requires, reference to a recital, article, paragraph, provision, clause or schedule is to a recital, article, paragraph, provision, clause or schedule of or to this Agreement.



     1.4 Reference to a statute or statutory provision includes a reference to it as from time to time amended, extended or re-enacted.



     1.5 The headings in this Agreement are inserted for convenience only and do not affect its construction.



     1.6 Unless the context or subject otherwise requires, references to words in one gender include references to the other genders.



                                   CLAUSE 2



                            THE COMPANY'S BUSINESS


     2.1 The primary object of the Company and any Subsidiaries is to c a r r y on the business of the development, testing, registration, manufacture, commercial realisation and marketing of Products in the Field in the Territory and to achieve the objectives set out in this Agreement.



     2.2 Except as the Shareholders may otherwise agree in writing and save as may be provided in this Agreement, the Business Plan, t h e License Agreements or the Supply Agreements, the Shareholders shall exercise their powers in relation to the Company so as to ensure that the Business is carried on in a proper and prudent manner.



     2.3 Each Shareholder shall use all reasonable and proper means at its disposal and within its power to maintain, extend and improve the Business of the Company, within the limits of this Agreement, and to further the reputation and interests of the Company.



     2.4 The central management and control of the Company shall be exercised in Ireland and shall be vested in the Directors and such persons as they may delegate the exercise of their powers in accordance with the Memorandum and Articles of Association. The Shareholders shall use their best endeavours to ensure that the Company is treated as resident for taxation purposes in Ireland and that the right to use the Elan or Emisphere Patents and the ownership of the Elan Programme Patents or Emisphere Programme Patents shall, to the maximum extent possible, be owned and held by the Company, an Affiliate of the Company or a designee of the Company.



     2.5 Each Shareholder hereby confirms that in the event of a dispute arising between the Company and a Shareholder, the Directors appointed by that Shareholder shall vote in favour of any action or proceedings which is required to be taken or initiated by the Company against that Shareholder to protect t h e C ompany's rights under any agreement with that Shareholder.



                                   CLAUSE 3



             MEMORANDUM AND ARTICLES OF ASSOCIATION OF THE COMPANY



     3.1 In the event of any ambiguity or conflict arising between the terms of this Agreement and those of the Company's Memorandum and Articles of Association, the terms of this Agreement shall prevail;


     3.2 Subject to Clause 3.1 above, each of the Parties hereto undertakes with each of the other Parties to fully and promptly observe and comply with the provisions of the Clauses to the intent and effect that each and every provision thereof shall be enforceable by the Parties hereto.



                                   CLAUSE 4



                                  WARRANTIES



     4.1 Elan warrants to Emisphere that, as of the date hereof, the Recitals are true and correct in every respect insofar as they relate to the Company and that the Company has neither traded nor incurred any liabilities or obligations of any nature whatsoever other than those imposed on the Company by virtue of its incorporation.



     4.2 Elan and Emisphere each warrants and undertakes to the other that the Shares acquired by it in the Company will be acquired for its own absolute beneficial ownership and not on behalf of any other Person.



     4.3 Elan and Emisphere each warrant and undertake to the other that except as disclosed in writing to each other prior to the execution of this Agreement:



           (i) it is duly incorporated under the laws of its place of incorporation;



           (ii) it has full authority and capacity to enter into and perform its obligations under this Agreement (having obtained all requisite corporate and governmental approvals);



           (iii) it is not engaged in any litigation or arbitration, or in any dispute or controversy reasonably likely to lead to litigation, arbitration or any other proceeding, which would materially affect the validity of this Agreement, the Party's fulfilment of its respective obligations under this Agreement or the business of the Company as contemplated herein; and


           (iv) this Agreement has been fully authorised, executed and delivered by it and it has full legal right, power and authority to enter into and perform this Agreement, which constitutes a valid and binding agreement between the Parties.



                                   CLAUSE 5



                                  COMPLETION



     5.1 C o mpletion shall take place at the offices of McCann FitzGerald, Solicitors at 2 Harbourmaster Place, Dublin 1 i m m ediately after the execution of this Agreement on Wednesday, 18 September 1996 at 2.30p.m. and such other places, if any, as the Parties may agree.



     5.2 On Completion, each of the Shareholders shall take or (to the extent that the same is within its powers) cause to be taken the following steps at Directors and Shareholders meetings of the Company, or such other meetings, as appropriate:



           (i) the adoption by the Company of the Memorandum and Articles of Association;



           (ii) the appointment of Seamus C. Mulligan, John G. Devane, and Paulette E. Setler as "A" Directors of the Company;



           (iii) the appointment of Michael M. Goldberg, Lewis H. Bender, and Sam J. Milstein as "B" Directors of the Company;



           (iv) the resignation of all Directors and the Secretary of the Company holding office prior to the execution of this Agreement and delivery of written confirmation under seal by each Person so resigning that he has no claim or right of action against the Company and that the Company is not in any way obligated or indebted to him;



           (v) the transfer to Emisphere of the full legal and beneficial interest of the Share registered in the name of MFSD Holdings Limited;


           (vi) the transfer to Elan of the full legal and beneficial interest of the Share registered in the name of MFSD Nominees Limited;



           (vii)   the    allotment   against   appropriate   subscription
                   arrangements to Elan of 9,998 A shares;



           (viii)  the    allotment   against   appropriate   subscription
                   arrangements to Emisphere of 9,998 B shares;



           (ix)    the transfer to the Company of the share register;



           (x) the delivery of the appropriate share certificates to Elan and Emisphere subject to the presentation of duly stamped share transfer forms to the Company;



           (xi) the execution by Elan and the Company of a License Agreement pursuant to which Elan shall, inter alia, grant the Company certain license rights and shall, inter alia, agree to provide research and development services for and on behalf of the Company, in the form annexed as Schedule 1; and



           (xii) the execution by Emisphere and the Company of a License Agreement, pursuant to which Emisphere shall, inter alia, grant the Company certain license rights and shall, inter alia, agree to provide research and development services for and on behalf of the Company, in the form annexed as Schedule 2.



     5.3 If all or any of the events referred to in Article 5.2 and Clause 6.2 have not taken place within thirty days after execution hereof, the Agreement shall be of no further effect and neither Elan nor Emisphere shall have any claim against, or liability to the other hereunder, save for any breach of any of the obligations contained in Article 5.2.



     5.4 Elan and Emisphere shall procure that any documents which require filing with the Registrar of Companies shall be filed within the prescribed time limits.



                                   CLAUSE 6


                                 SUBSCRIPTIONS



     6.1 The Shareholders acknowledge and agree that the financial requirements of the Company will be borne by the Shareholders on an equal basis, or such other basis as may be agreed, whether by way of providing cash or technical know-how.



     6.2 Elan hereby agrees to provide US$4.5 million to the Company on Completion by subscribing for subordinated loan stock to be issued by the Company pursuant to the Loan Stock Instrument in order to fund such research and development as may be approved of by the Management Committee.



     6.3 The Shareholders agree that any further financing of the Company required in respect of any research and development expenditure to be incurred by the Company in excess of Elan's subscription for subordinated loan stock pursuant to Clause 6 . 2 shall be provided by the Shareholders equally in accordance with the provisions of Clause 28.



                                   CLAUSE 7



                     DIRECTION OF RESEARCH AND DEVELOPMENT



     7.1 The Directors shall appoint a management committee (the " M a nagement Committee") to perform certain operational f u n ctions, such delegation to be consistent with the Directors' right to delegate powers pursuant to the Memorandum and Articles of Association. The Management Committee will consist of four people, two of whom shall be nominated by the "A" Directors and two of whom shall be nominated by the "B" Directors. A majority of the "A" Directors and a majority of the "B" Directors shall be entitled to remove any of their nominees to the Management Committee and appoint a replacement in place of any nominees so removed. The number of people on the Management Committee can be altered if agreed to by the Directors.



     7.2 The Management Committee shall appoint a research committee (the "Research Committee") which need not consist of members of the Management Committee. The Research Committee shall consist of up to 8 people, with an equal number being nominated by the nominees of the "A" Directors on the Management Committee and by the nominees of the "B" Directors on the Management Committee. The nominees of the "A" Directors or the nominees of the "B" Directors shall be entitled to remove any of their nominees to the Research Committee and appoint a replacement in place of any nominees so removed. The number of people on the Research Committee can be altered if agreed to by the Management Committee.



     7.3 The Management Committee shall be responsible for, inter alia, devising, implementing and reviewing strategy for the Business and, in particular, devising the Company's strategy for research and development in relation to the Field and to monitor and supervise the implementation of the Company's strategy for research and development.



     7.4 T h e Management Committee shall report all significant developments to the Directors on the occurrence thereof and, in addition, shall report at quarterly intervals to the Directors. Any dispute or deadlock among the members of the Management Committee shall be referred by it to the Directors.




     7.5 T h e Research Committee shall be responsible for the implementation of the Research and Development Programmes for the Company and shall meet at regular intervals to monitor the progress of the research and development programmes and to report on its progress to the Management Committee. In the event of any dispute amongst the Research Committee, the Research Committee shall refer such dispute to the Management Committee whose decision on the dispute shall be binding on the Research Committee.



     7.6 Emisphere and Elan shall provide such research and development services as may reasonably be required by the Company in accordance with the provision of the License Agreements.



     7.7 The Company shall pay Elan and Emisphere for any research and development work carried out by them on behalf of the Company at the termination of each stage of the Research and Development Programme, subject to the proper vouching of research and development work and expenses. The payments by the Company to Elan and Emisphere shall be calculated by reference to the estimated costs to be incurred by Elan and Emisphere in carrying out such research and development work, on a fully allocated basis.



                                   CLAUSE 8



                           PROPERTY OWNERSHIP RIGHTS


     8.1 The Company shall own the legal and equitable title to the E m i sphere Programme Technology and the Elan Programme Technology. Emisphere and Elan shall be entitled to an exclusive license to the Emisphere Programme Technology and/or the Elan Programme Technology outside the Field pursuant to and in accordance with the provisions of Clauses 8.3. to 8.8. The foregoing rights of Emisphere are subject to the rights of first refusal set out in Clause 12 and any agreement entered into pursuant to such right of first refusal.



     8.2   Emisphere  shall  own  the  legal  and  equitable title to the
           Emisphere Technology. Such rights of Emisphere shall be subject to the License Agreements and to the rights of first refusal set out in Clause 12 and any agreement entered into pursuant to such right of first refusal. Elan shall own the legal and equitable title to the Elan Technology. Such rights of Elan shall be subject to the License Agreements.



     8.3 Emisphere shall be entitled to exploit Emisphere Technology outside the Field and Elan shall be entitled to exploit Elan Technology outside the Field in accordance with and subject to the provisions of Clauses 8.3 to 8.8. Emisphere or Elan, as the case may be, shall be entitled to exploit the Emisphere Programme Technology or the Elan Programme Technology outside the Field (which entitlement is subject to the provisions of Clause 8.6) where the Emisphere Programme Technology or the E l a n Programme Technology, as the case may be, is significantly based upon or derived from the Emisphere Technology or the Elan Technology, as the case may be. In the event that the Emisphere Programme Technology or the Elan Programme Technology is not so based, then the provisions of Clause 8.5 shall apply.



     8.4 For the purposes of this Clause 8.4, "Emisphere Technology" or "Elan Technology", as the case may be, shall be determined by reference to the Shareholders' respective patents, patent applications and other relevant evidence of the Parties intellectual property such as laboratory notebooks (including, prima facie, the work conducted by Emisphere or Elan pursuant to the Research and Development Programmes) as of the date that one of the Parties wishes to exploit the Emisphere Programme Technology or the Elan Programme Technology outside the Field. Prima facie, and subject to the provisions of Clause 8.5, work conducted by Emisphere pursuant to the Research and Development Programmes (and thereby constituting Emisphere Programme Technology) will constitute Emisphere Technology and work conducted by Elan pursuant to the Research and Development Programmes (and thereby constituting Elan Programme Technology) will constitute Elan Technology.



     8.5 D u e to the collaborative nature of the research and development work being conducted by Elan and Emisphere pursuant to the Research and Development Programmes and further given the participation by Emisphere and Elan in the R e s earch Committee and the Management Committee, work c o n d u c ted by Emisphere or Elan will frequently be collaborative in nature and although constituting Emisphere Programme Technology or Elan Programme Technology, as the case may be, will reflect the substantive and collaborative efforts of both Shareholders. Furthermore certain research and development work conducted by the Parties pursuant to the Research and Development Programmes may not constitute either Emisphere Technology or Elan Technology. In such event it is inappropriate to regard such Emisphere Programme Technology or Elan Programme Technology as either Emisphere Technology or Elan Technology. In addition, research and development work conducted by an Independent Third Party for and on behalf of the Company (the "Company Programme Technology") shall not constitute either Emisphere Technology or Elan Technology. In such circumstances the provisions of Clause 8.4 shall not apply and Elan or Emisphere shall negotiate in good faith with the Company as to the terms on which Elan, Emisphere or the Company, as the case may be, shall exploit the Emisphere Programme Technology, Elan Programme Technology or the Company Programme Technology outside the Field.



     8.6 For the avoidance of doubt, the Shareholders confirm that the Company shall be entitled to exploit the Emisphere Programme Technology, the Elan Programme Technology, or the Company Programme Technology outside the Field where the foregoing does not constitute Emisphere Technology or Elan Technology, but rather constitutes a serendipity invention, that is, where the Emisphere Programme Technology, the Elan Programme Technology or the Company Programme Technology has application without utilising Emisphere Technology and/or Elan Technology. A serendipity invention shall also be deemed to have arisen where work conducted by Elan and/or Emisphere results in a m a t e rial and unforeseen improvement to the Emisphere Technology or Elan Technology, as the case may be, for example, if a Carrier is found to have direct therapeutic effect, or an Elan Technology is discovered to have "Carrier" like properties.



     8.7 In the event that Emisphere or Elan wish to exploit the E m i s phere Programme Technology or the Elan Programme Technology outside the Field in accordance with the provisions of Clause 8.4, and at any time in its reasonable business judgement it believes that the use of such technology is likely to obtain a commercial return, Emisphere or Elan, as the case may be, shall advise the Company of this in writing. The Parties shall negotiate a license agreement in good faith pursuant to which the Company shall grant Emisphere or Elan, as the case may be, a license to the relevant portion of the E m i s phere Programme Technology or the Elan Programme Technology on a product by product basis, unless the Parties otherwise agree. The financial terms of the said license agreement shall have regard, inter alia, to:

           (i) the amount of monies expended by the Company in developing the Emisphere Programme Technology or the Elan Programme Technology which Emisphere or Elan, as the case may be, wishes to license;


           (ii) the materiality of the contribution of the Emisphere Programme Technology or the Elan Programme Technology by comparison to the further research and development work to be conducted, and the pre-existing Emisphere Technology or Elan Technology, as the case may be; and


           (iii) the financial return likely to be earned by Emisphere or Elan, as the case may be, from the proposed exploitation outside the Field.



     8.8 The following provisions shall apply upon the termination of either or both of the License Agreements:



           (i) if the Emisphere License Agreement is terminated, other than pursuant to a breach by Emisphere, in which circumstance, Emisphere shall not be entitled to terminate the Emisphere License Agreement, Emisphere shall continue to own the rights to the intellectual property relating to the Emisphere Technology;

           (ii) if the Elan License Agreement is terminated, other than pursuant to a breach by Elan, in which circumstance, Elan shall not be entitled to terminate the Elan License Agreement, Elan shall continue to own the rights to the intellectual property relating to the Elan Technology;



           (iii) the Company shall continue to own the rights to the i n t ellectual property relating to the Emisphere Programme Technology, the Elan Programme Technology and/or the Company Programme Technology; and



           (iv) the Shareholders shall be permitted to purchase from the Company the rights to the intellectual property relating to the Emisphere Programme Technology, the Elan Programme Technology and/or the Company Programme Technology at a fair market price to be negotiated in good faith by the Shareholders.



                                   CLAUSE 9


                                 PATENT RIGHTS



     9.1 The rights and obligations of the Shareholders and the Company in respect of any patents arising out of the Field are governed by the provisions of the License Agreements.



                                   CLAUSE 10



                                   EQUIPMENT



     10.1 Any equipment or other assets purchased by Emisphere and/or Elan which are funded by the Company shall belong to the Company. In the event that such equipment or assets are p u r chased, the Parties shall conclude the appropriate arrangements as regards marking of goods, insurance and bailment provisions.




                                   CLAUSE 11



                           EXPLOITATION OF PRODUCTS



     11.1 The Company will have an exclusive entitlement to develop and/or exploit the Field and any Products. In order to commercialise the Products, the Company shall use commercially reasonable efforts to obtain marketing approval in such countries in the Territory as is determined by the Business Plan. It may be necessary to file an INDA and perform clinical testing in more than one country. The conduct of such clinical trials and the obtaining of regulatory approvals shall be regulated in the License Agreements.



     11.2 In the event that the Company decides that it does not wish to pursue the research and development and/or commercialisation of a Product, and either Elan or Emisphere wishes to pursue such research and development and/or commercialisation, the Company shall grant a license agreement in respect of such Product to Elan or Emisphere, as the case may be, provided t h at such Product does not or will not constitute a significant and material competitor to the Company. The Company and the relevant Shareholder shall negotiate the terms of such a license agreement in good faith.



     11.3 The strategy for the registration and the commercialisation of the Products shall be determined by the Management Committee. In determining how best to commercialise one or more of the Products, the Management Committee shall take into account whether any product which competes with the Product is being developed by Elan and if so whether such other product is likely to effect the active commercialisation by Elan of the Product for and on behalf of the Company. In such event, the Company shall determine how, in the best interests of the Company, the Product should best be commercialised. In the event of a dispute over such strategy, the provisions of Clause 21 shall apply.



     11.4.1 In the event that Elan is developing a product which is likely to compete with a Product which is the subject of a Research and Development Programme or a proposed Research and Development Programme and Elan informs the Company that it wants to discontinue an existing Research and Development Programme or does not agree that a proposed Research and Development Programme should proceed, Elan shall, subject to any c o nfidentiality requirements which may have been entered into with any Independent Third Party (and Elan agrees to use all reasonable endeavours to limit such r e q uirements to the maximum extent commercially possible), be obliged to inform the Company of such competing product. In the event that the Company or Emisphere maintains that the foregoing is not in the interests of the Company, Elan and Emisphere shall, without prejudice to the provisions of Clause 21 relating to disputes and the rights of the Parties thereunder, refer the said dispute to an expert (who, in default of agreement as to the person who should be the expert, or the terms of his appointment, shall be appointed in the same manner as an Expert pursuant to Clause 21.3) to determine whether or not it is in the best interests of the Company to commence or to continue such Research and Development Programme. The said expert shall take into account, inter alia, the l i k e ly costs of research and development, the likelihood of success of the Research and Development Programme and the market potential for the Product. The referral shall be made to the expert within thirty
                   (30) days of the dispute arising and the Parties shall use their reasonable endeavours to ensure that the expert issues his determination within a further thirty
                   (30) days.



     11.4.2 In the event that the expert appointed pursuant to Clause 11.4.1 determines that it is not in the best interests of the Company to commence or continue such Research and Development Programme, the Company shall cease work on such Research and Development Programme.



     11.4.3 In the event that the expert appointed pursuant to Clause 11.4.1 determines that it is in the best interests of the Company to commence or continue such Research and Development Programme, such funding as the Company has available to it which has not already been allocated for other purposes shall be used for the commencement or continuation of such Research and Development Programme. The Company shall continue to support and fund such Research and Development Programme subject to and in accordance with the provisions of this Agreement (provided always that the continuation of such Research and Development Programme is subject to the ongoing determination of the Management Committee).



    11.4.4 If, notwithstanding the determination of the expert appointed pursuant to Clause 11.4.1. that it is in the best interests of the Company to commence or continue such Research and Development Programme, Elan is of the opinion that such Research and Development Programme should not commence or continue, Emisphere may, if the Company is not proceeding with such Research and Development Programme using unallocated funding which it has available to it, enter into good faith n e gotiations with the Company and Elan to obtain the appropriate license to the Elan Technology, the Emisphere Programme Technology, the Company Programme Technology and the Elan Programme Technology to enable Emisphere to commence or continue with such programme on its own behalf. Emisphere shall be entitled to a royalty free license to the Emisphere Programme Technology and the Elan Programme Technology insofar as the foregoing constitutes Emisphere Technology (as defined in Article 8.4) for the purpose of commencing or continuing such programme.









                                   CLAUSE 12



                            RIGHTS OF FIRST REFUSAL



     12.1 Emisphere hereby grants the Company a right of first refusal t o l i cense the use of the Emisphere Technology to commercialise the Additional Compounds utilising the Emisphere Technology, whether used in conjunction with the Emisphere Programme Technology, the Elan Technology, the Elan Programme Technology, the Company Programme Technology or otherwise. The grant of this right by Emisphere to the Company shall not be limited to the duration of this Agreement or the continued ownership by Emisphere of Shares, but shall continue for the duration of the Emisphere License Agreement.



     12.2 For the duration of the Emisphere License Agreement and while the grant of the right of first refusal set out in Clause 12.1 shall continue in force, Emisphere shall disclose on an
           ongoing   basis  to  the  Company  the  Emisphere  Technology,
           including the Improvements and all additional knowledge, information and expertise from time to time developed by, owned by, acquired by or in the possession of Emisphere, which c a n be shown to be relevant to the development and commercialisation of the Additional Compounds ("Additional Emisphere Know-How"). In the event that the Additional Compound is proprietary to an Independent Third Party, Emisphere shall, subject to such confidentiality requirements as such Independent Third Party may impose (which Emisphere agrees to use all reasonable endeavours to limit to the maximum extent commercially possible), disclose details of its discussions with such Independent Third Party to enable the Company, inter alia, to evaluate the likely commercial terms to be negotiated with the said Independent Third Party. Emisphere shall deliver a notice to the Company describing the Additional Emisphere Know-How together with such documentation and data as may be appropriate to enable the Company to properly evaluate the Additional Emisphere Know-How. On receipt of the notice containing details of the Additional Emisphere Know-How and the appropriate documentation and data, the Research Committee shall evaluate the Additional Emisphere Know-How and shall report to the Management Committee. The Management Committee shall determine whether or not the C o mpany wishes to initiate a Research and Development
           Programme or to continue with the relevant Research and Development Programme and where appropriate shall discuss with Emisphere how best negotiations should be conducted with the Independent Third Party.



     12.3 In the ninety (90) days following the determination in writing of the Management Committee pursuant to Clause 12.2. above, Emisphere and the Company shall attempt in good faith to conclude an appropriate development and license agreement. The Shareholders shall in good faith agree an extension to the said period if such extension is required to conclude an agreement with an Independent Third Party. The terms of the agreement between the Parties shall be analogous to the relevant terms set out in the Emisphere License Agreement and this Agreement insofar as it relates to the Field, save and e x c ept that the Company shall bear all research and development expenditure.



     12.4 If Emisphere and the Company do not reach agreement on the terms of such a development and license agreement for the Additional Compound within the said ninety (90) day period or any extension agreed pursuant to the provisions of Clause 12.3., Emisphere shall be free to offer an Independent Third
           Party terms to develop, manufacture, purchase, license, distribute, co-market, or co-promote such product on terms which, when taken as a whole, are no less favourable to Emisphere than the principal terms of the last written proposal offered to Emisphere by the Company. Prior to entering into such an agreement with an Independent Third Party, Emisphere shall promptly notify the Company, in writing and in confidence, of the principal terms of such agreement. If the Company notifies Emisphere within ten (10) business days of such notice that the terms offered to such Independent Third Party, when taken as a whole, are less favourable to Emisphere than those previously offered by the Company, then Emisphere and the Company shall have an additional ten (10) business days to discuss why such terms are or are not less favourable. If Emisphere and the Company do not agree within such ten (10) business day period that such terms are or are not less favourable then, without prejudice to the rights of the Parties pursuant to Clause 21, such issue shall be immediately referred to an independent certified public accounting firm and/or firm of investment bankers acceptable to both Shareholders which shall resolve such disagreement within thirty (30) days of the referral to said firm. If Emisphere and the Company agree, or it is determined by the independent certified public accounting firm and/or firm of investment bankers, that the terms, when taken as a whole, are less favourable to Emisphere than the Company's proposal to Emisphere, then Emisphere, at its option, shall either re-negotiate with such Independent Third Party such that the terms are not less favourable to Emisphere, or accept the initial terms which the Company finally proposed to Emisphere which the Company shall have five (5) days to finally accept or reject. If accepted by the Company, Emisphere and the Company shall negotiate in good faith a final agreement.



                                   CLAUSE 13



                       TECHNICAL SERVICES AND ASSISTANCE



     13.1 Whenever commercially and technically feasible, the Company shall contract with Emisphere or Elan, as the case may be, to perform such other services as the Company may require, other than those specifically dealt with in Clauses 6 and 8 of the Emisphere License Agreement and Clauses 6 and 8 of the Elan License Agreement. In determining which party should provide such services, the Management Committee shall take into account the respective infrastructure and experience of Elan and Emisphere.



     13.2 The Company shall if appropriate conclude an administrative support agreement with Elan and/or Emisphere on such terms as the parties thereto shall in good faith negotiate. The management services required shall include one or more of the following management services which shall be requested by the
           Company:



           (i)     accounting, financial and other services;



           (ii)    tax services;



           (iii)   insurance services;



           (iv)    human resources services;



           (v)     legal and company secretarial services;



           (vi)    patent and related intellectual property services; and



           (vii) all such other services consistent with and of the same type as those services to be provided pursuant to this Agreement, as may be required.



           The foregoing list of services shall not be deemed exhaustive and may be changed from time to time upon written request by the Company.



     13.3.1 If Elan or Emisphere so requires Emisphere or Elan, as the case may be, shall receive, at times and for periods mutually acceptable to the parties, employees of the other party (such employees to be acceptable to the receiving party in the matter of qualification and competence) for instruction in respect of the Elan Technology or the Emisphere Technology, as the case may be, as is necessary to further the Research and Development Programmes.



     13.3.2 The employees received by Elan or Emisphere, as the case may be, shall be subject to obligations of confidentiality no less stringent than those set out in Clause 24 and such employees shall observe the rules, regulations and systems adopted by the Party receiving the said employees for its own employees or visitors.


                                   CLAUSE 14



                              SUPPLY ARRANGEMENTS



     14.1 If the Company elects to finance, develop and/or exploit the commercial production of a Product, it is the expectation of the Parties that Emisphere shall enter into a Supply Agreement with Elan for the sale by Emisphere to Elan of Carriers. It is also the expectation of the Parties that the Company shall enter into a Supply Agreement with Elan or any Affiliate of Elan to allow for the commercial production of such Product by Elan on behalf of the Company. The Supply Agreements shall be negotiated and agreed by the Parties not later than the date of termination of Phase III (as such term is commonly used in c o nnection with FDA applications) of the Research and Development Programme. The terms of the Supply Agreements shall be on normal commercial terms, as well as in accordance with the terms of Clause 7 of the License Agreements and shall be negotiated in good faith by the Parties thereto.



                                   CLAUSE 15



                    AUDITORS; BANKERS; REGISTERED OFFICE;

                ACCOUNTING REFERENCE DATE; SECRETARY; COUNSEL.



     15.1 Unless otherwise agreed by the Shareholders and save as may be provided to the contrary herein:



           (i) the auditors of the Company shall be KPMG or such other auditors as may be chosen by Elan. Emisphere shall retain the right to have an audit conducted for their own internal purposes using another accounting firm;



           (ii) the bankers of the Company shall be the Bank of Ireland or such other bank as may be mutually agreed from time to time;



           (iii) the registered office of the Company shall be at Monksland, Athlone, Co. Westmeath;



           (iv) the accounting reference date of the Company shall be 31 December in each Financial Year;


           (v) the secretary of the Company shall be Colin Sainsbury or such other Person as may be appointed by the Directors from time to time; and


           (vi) the Company's corporate counsel shall be a reputable firm of lawyers selected by Emisphere, who shall ensure that such counsel shall not have a conflict on any matter on which they are to advise the Company.



                                   CLAUSE 16



                          SHARE RIGHTS AND DIRECTORS



     16.1 The Shareholders agree that the "A" Shares and the "B" Shares shall be separate classes of shares but shall rank pari passu and carry the respective voting rights, rights to appoint and remove Directors, rights to dividends and be subject to the restrictions on the transfer and distribution of assets provided in the Memorandum and Articles of Association and as set forth in this Agreement.



                                   CLAUSE 17



                     PROCEEDINGS OF DIRECTORS AND CHAIRMAN



     17.1 Elan may appoint one of the "A" Directors to be the Chairman of the Company on Completion.



     17.2 The Chairman appointed under Clause 17.1 shall retire as Chairman at the first Annual General Meeting of the Company to be held no later than 30 August, 1997. Thereafter, each Shareholder, beginning with Emisphere, shall have the right, exercisable alternatively, of nominating one of the Directors to be Chairman of the Company for a period of one year. The Chairman shall hold office until the termination of the next Annual General Meeting following his appointment. If the Chairman is unable to attend any meeting of the Board, the Directors of the same designation shall be entitled to appoint another Director to act as Chairman in his place at the meeting.

     17.3 In the case of an equality of votes at a meeting of the Board of the Company, the Chairman shall not be entitled to a second or casting vote.


     17.4 Any Shareholder removing a Director shall be responsible for and shall indemnify the other Shareholder and the Company against any claim by such Director arising from such removal.



     17.5 The "A" Shareholders shall be entitled by notice in writing to the Company to appoint three Directors and by like notice to remove any of such Directors, at any time and from time to time, and by like notice to appoint any other Person to be a Director in the place of the Director so removed. Any Director so appointed shall be an "A" Director.



     17.6 The "B" Shareholders shall be entitled by notice in writing to the Company to appoint three Directors and by like notice to remove any of such Directors, at any time and from time to time, and by like notice to appoint any other Person to be a Director in the place of the Director so removed. Any Director so appointed shall be a "B" Director.



     17.7 The Directors shall meet not less than once in the Financial Year ending 31 December 1996 and not less than three times in each other Financial Year and all Directors' meetings shall, unless the Shareholders otherwise agree, be held in Ireland. At any such meeting, the votes of each of the "A" Directors and each of the "B" Directors shall be cast by any one "A" Director or "B" Director respectively on behalf of any other "A" Director or "B" Director not attending. The quorum for each such meeting shall be two Directors being at least one "A" and at least one "B" Director. In the event of any meeting being inquorate the meeting shall be adjourned for a period of seven days. A notice shall be sent to each of the "A" and "B" Directors specifying the date and time and place where such adjourned meeting is to be held and reconvened. At such adjourned meeting, the Directors present shall constitute the quorum required; provided always that such quorum shall include at least one "A" Director and one "B" Director.



                                   CLAUSE 18



                   MATTERS REQUIRING SHAREHOLDERS' APPROVAL



     18.1 Unless otherwise agreed between the Shareholders in writing (and the Shareholders agree that they shall review the following matters from time to time), the Shareholders shall exercise all voting rights and other powers of control available to them in relation to the Company to procure (insofar as they are able by the exercise of such rights and such powers) that neither the Company nor any Subsidiary of the Company shall without the prior approval of a Resolution of the Directors, of which an "A" Director and a "B" Director voted in favour, or if a written resolution of the Directors signed by both an "A" Director and a "B Director:



           (i)     engage in any activity other than the Business;



           (ii) sell the principal assets, undertaking or Business of the Company;



           (iii) appoint or dismiss a Director except in accordance with the rights conferred on the Shareholders under Clause 17 to appoint and remove a Director;



           (iv) create any fixed or floating charge, lien (other than a lien arising by operation of law) or other encumbrance over the whole or any part of the undertaking, property or assets of the Company or of any Subsidiary, except for the purpose of securing the indebtedness of the Company to its bankers for sums borrowed in the ordinary and proper course of the Business;



           (v) borrow any sum (except from the Company's bankers in the ordinary and proper course of the Business) in excess of a maximum aggregate sum outstanding at any time of US$15,000;



           (vi) make any loan or advance or give any credit (other than normal trade credit) in excess of US$15,000 to any Person, except for the purpose of making deposits with bankers;



           (vii) g i v e any guarantee or indemnity to secure the liabilities or obligations of any Party other than those which it is usual to give in the ordinary course of a business similar to the Business;



           (viii) sell, transfer, lease, assign, or otherwise dispose of part of the undertaking, property and/or assets other than stock or assets (or any interest therein) which are surplus to the requirements of the Company or any Subsidiary , or contract so to do where the value of the undertaking property and/or assets exceed US$15,000;



           (ix) enter into any contract, arrangement or commitment i n volving expenditure on capital account or the realisation of capital assets if the amount or the aggregate amount of such expenditure or realisation by the Company and all of the Subsidiaries of the Company would exceed US$50,000 in any one year or in relation to any one project, and for the purpose of this paragraph the aggregate amount payable under any agreement for hire, hire purchase or purchase on credit sale or conditional sale terms shall be deemed to be capital expenditure incurred in the year in which such agreement is entered into;



           (x) issue any unissued Shares or create or issue any new shares, except as expressly permitted by the Memorandum and Articles of Association;



           (xi) alter any rights attaching to any class of share in the capital of the Company or alter the Memorandum and Articles of Association of the Company;



           (xii) consolidate, sub-divide or convert any of the Company's share capital or in any way alter the rights attaching thereto;



           (xiii) create, acquire or dispose of any Subsidiary or of any shares in any Subsidiary;



           (xiv) enter into any partnership or profit sharing agreement with any Person other than arrangements with trade representatives and similar Persons in the ordinary course of business;



           (xv) do or permit or suffer to be done any act or thing w h e r eby the Company may be wound up (whether v o l untarily or compulsorily), save as otherwise expressly provided for in this Agreement;



           (xvi) issue any debentures or other securities convertible into shares or debentures or any share warrants or any options in respect of Shares;


           (xvii) enter into any contract or transaction except in the ordinary and proper course of the Business on arm's length terms;



           (xviii) acquire, purchase or subscribe for any shares, debentures, mortgages or securities (or any interest therein) in any company, trust or other Person;



           (xix) adopt any employee benefit programme or incentive schemes;



           (xx) engage any new employee at remuneration which could exceed the rate of US$60,000 per annum; and



           (xxi) pay any remuneration to Directors by virtue of holding such office other than Directors who hold executive office.



                                   CLAUSE 19



                         THE BUSINESS PLAN AND REVIEWS



     19.1 The Directors shall meet together as soon as reasonably practicable after the date hereof and thereafter prior to the accounting reference date specified in Clause 15 in any Financial Year to agree and approve the Business Plan for the following Financial Year, or any amendment or modification to the Business Plan.



     19.2 The Shareholders agree that the Management Committee shall submit to the Directors on 15th May, 15th August, 15th N o vember, and 15th February or as soon as reasonably practicable thereafter in each Financial Year a report on the performance of the business activities of the Company and the Directors shall hold such meeting as may be necessary to review the performance of the Company against the Business Plan for the relevant year of trading.



                                   CLAUSE 20


                       TRANSFER OF OR CHARGING OF SHARES



     20.1  No   Shareholder  shall  transfer  any  of  its  legal  and/or
           beneficial interest in its Shares or Loans to any other Person without the prior written consent of the other.



     20.2 No Shareholder shall, except with the prior written consent of the other Shareholder, create or permit to subsist any pledge, lien or charge over, or grant any option or other rights or dispose of any interest in, all or any of the Shares held by it (other than by a transfer of such Shares in accordance with the provisions of this Agreement) or in any Loans (or part thereof) made by it to the Company unless any Person in whose favour any such pledge, lien, or charge is created or permitted to subsist or such option or rights are granted or such interest is disposed of shall be expressly subject to and bound by all the limitations and provisions which are embodied in this Agreement.



                                   CLAUSE 21



                                   DISPUTES



     21.1 Should any dispute or difference arise between Elan and Emisphere, or between Elan or Emisphere and the Company, during the period that this Agreement is in force, then any Party may forthwith give notice to the other Parties that it wishes such dispute or difference to be referred to the chief executive officers of the Shareholders.



     21.2 In any event of a notice being served in accordance with Clause 21.1, each of the Shareholders shall within fourteen
           (14) days of the service of such notice cause its appointees on the board of Directors to prepare and circulate to the chief executive officer of each Shareholder a memorandum or other form of statement setting out its position on the matter in dispute and its reasons for adopting that position. Each memorandum or statement shall be considered by the chief executive officers of the Shareholders who shall endeavour to resolve the dispute. If the chief executive officers of the Shareholders agree upon a resolution or disposition of the matter, they shall each sign a statement which sets out the terms of their agreement. The Shareholders agree that they shall exercise the voting rights and other powers available to them in relation to the Company to procure that the agreed terms are fully and promptly carried into effect.


     21.3 The chief executive officers of the Shareholders shall, if they are unable to resolve a dispute or difference when it is referred to them under Clause 21.1, refer the matter to an expert (the "Expert"). The Expert shall be selected by the chief executive officers or if they are unable to agree, by the President for the time being of the Incorporated Law Society of Ireland or, if he should have a conflict of interest, by such other Person as such President shall select, having assured himself as to such Person's independence. In each case, the Expert shall be selected having regard to his suitability to determine the particular dispute or difference on which he is being requested to determine. Unless otherwise agreed between the chief executive officers, the following rules shall apply to the appointment of the Expert. The Expert shall act as an expert and not as an arbitrator. The fees of the Expert shall be shared equally between the Parties in dispute. The Expert shall be entitled to inspect and examine all documentation and any other material which he may consider to be relevant to the dispute. He shall afford each Party a reasonable opportunity (in writing or orally) of stating reasons in support of such contentions as each Party may wish to make relative to the matters under consideration. The Expert shall give notice in writing of his determination to the Parties within such time as may be stipulated in his terms of appointment or in the absence of such stipulation as soon as practicable but in any event within four (4) weeks from the reference of the dispute or difference to him. Any determination by the Expert of a dispute or difference shall not be final and binding on the Parties.



                                   CLAUSE 22



                                  REALISATION



     22.1 For the purpose of this Clause 22, a "Relevant Event" is committed or suffered by a Shareholder if:



           (i) it commits a material breach of its obligations under this Agreement and, in the case of a breach capable of remedy, fails to remedy it within thirty (30) days of being specifically required in writing to do so by the other Shareholder;



           (ii) a distress, execution, sequestration or other process is levied or enforced upon or sued out against a material part of its property which is not discharged or challenged within twenty (20) days;


           (iii) it is unable to pay its debts in the normal course of business;



           (iv) it ceases or threatens to cease wholly or substantially to carry on its business, otherwise than for the purpose of a reconstruction or amalgamation, without the prior written consent of the other Shareholder (such consent not to be unreasonably withheld);



           (v) t h e appointment of a liquidator, receiver, administrator, examiner, trustee or similar officer of such Shareholder or over all or a substantial part of i t s a s sets under the law of any applicable jurisdiction, including without limit, the United States of America;



           (vi) an application or petition for bankruptcy, corporate r e - o rganisation, composition, administration, examination, arrangement or any other procedure similar to any of the foregoing under the law of any applicable jurisdiction, including without limit, the United States of America, is filed, and is not discharged within thirty (30) days, or a Shareholder applies for
                   o r consents to the appointment of a receiver, administrator, examiner or similar officer of it or of all or a material part of its assets, rights or revenues or the assets and/or the business of a Shareholder are for any reason seized, confiscated or condemned; or



           (vii) a Person other than an Affiliate acquires Control of that Shareholder.



     22.2.1 If either Shareholder commits or suffers a Relevant Event, the other Shareholder shall be entitled, within three months of its becoming aware of the occurrence of t h e Relevant Event, to require the defaulting
                   Shareholder (the "Recipient Shareholder") to sell to t h e non defaulting Shareholder (the "Proposing Shareholder") all (but not some only) of the Shares and
                   o t her  financing  made  available  by  the  Recipient
                   S h a reholder to the Company, expressly excluding subordinated loan stock provided by Elan pursuant to the Loan Stock Instrument, but including, without limit, financing made by the Shareholders to the C o m p any pursuant to Clause 28, (together, the
                   "Financings"), held or beneficially owned by the Recipient Shareholder.


     22.2.2 In the case of Clause 22.2.1, the Proposing Shareholder shall notify the Recipient Shareholder of the exercise of this option by delivering written notice to the Recipient Shareholder stating that the option is e x ercised and the price at which the Proposing Shareholder is willing to purchase the Financings which have been made available by the Recipient Shareholder to the Company.



     22.2.3        The  Recipient Shareholder will be obliged within sixty
                   (60) days of receipt of such offer to either (a) accept such offer or (b) make a written counter offer in which the Relative Price for the Financings must be at least ten per cent (10%) higher than in the offer received from the Proposing Shareholder. The counter offer must be an offer to purchase all (but not part only) of the Financings of the Proposing Shareholder. "Relative Price" for the purposes of this Clause 22 means, in any case where the Proposing Shareholder owns more or less Shares then the Recipient Shareholder, the Proposing Shareholder's offer price multiplied by the fraction which results when the number of Shares owned by the Proposing Shareholder is the numerator and the number of shares owned by the Recipient Shareholder is the denominator.



     22.2.4 The Proposing Shareholder will be obliged within seven days from the date on which it receives the counter offer to either (a) accept the counter offer or (b) make a written second counter offer in which the Relative Price for the Financings must be at least ten per cent (10%) higher than the Relative Price in the counter offer received from the Recipient Shareholder. The second counter offer must be an offer to purchase all (but not part only) of the Financings of the Recipient Shareholder.



     22.2.5 The Recipient Shareholder will be obliged within seven days from the date on which it receives the second counter offer to either (a) accept the second counter offer, or (b) purchase all of the Financings of the Proposing Shareholder for an amount which is ten per cent (10%) higher than the Relative Price for the Financings at which the Proposing Shareholder offered to purchase the Financings of the Recipient Shareholder in the second counter offer.



     22.2.6 Time shall be of the essence and a failure to respond to an offer or any counter offer within the permitted time period shall be deemed to constitute acceptance of such offer or counter offer.


     22.2.7 The Shareholder who has accepted or is deemed to have accepted an offer or counter offer made pursuant to the provisions of this Clause 22 shall, upon full payment of the agreed price for the Financings, deliver to the other Shareholder within thirty (30) days of the date of acceptance or deemed acceptance (or three days following the issuance of any regulatory consent required to effect such sale) a duly executed transfer of all its Shares in favour of the other Shareholder (or as it may direct) and a duly executed and enforceable assignment of Loans or other financial assistance made by such Shareholder to the Company or, at the option of the other Shareholder, provide any consents or other non financial assistance which may be required for such Loans or other subscriptions to be repaid by the Company, which repayment shall be deemed to form part of the payment to be made to the S h a reholder who has accepted an offer for the Financings. The Shareholders shall each use their best e n deavours to procure the issuance of any such regulatory consents as soon as possible.



     22.2.8 It is expressly agreed between the Parties that in the event of the purchase by one Shareholder of the F i nancings of the other Shareholder, an express contractual right of set off shall apply in respect of any Loan by either Shareholder to the other Shareholder in respect of Excess Expenditure (as defined in Clause 28.2) with the intent that the price payable for F i nancings pursuant to this Clause 22 shall be increased or decreased, as the case may be, to take account of any such Loans.



     22.2.9 The Financings so transferred shall be sold by the transferor as beneficial owner with effect from the date of such transfer free from any lien, charge or encumbrance with all rights attaching thereto.



     22.3 In the alternative to the procedure set out in Clauses 22.2.1 to 22.2.9, if either Shareholder commits or suffers a Relevant Event, the other Shareholder shall be entitled within three months of its becoming aware of the occurrence of the Relevant Event, to serve a written notice ("Warning Notice") on the other Shareholder stating that it intends to serve a Winding-Up Notice (as hereinafter defined) on the Company. A Warning Notice may be withdrawn before the expiry of sixty days after it has been served (the "Warning Period"). Within thirty days of the expiry of the Warning Period during which period the relevant warning notice shall not have been withdrawn, the Party serving the Warning Notice may at any time serve a further written notice (the "Winding-Up Notice") on the other Shareholder requiring that the Company be wound up, whereupon the Shareholders shall be bound to take all such steps as may be necessary to wind up the Company forthwith and in an orderly and efficient manner.


                                   CLAUSE 23



                                     NAME



     23.1 If the name of the Company or any Affiliate includes the name "Elan" or any name or any part of a name used by Elan, the permission given to the Company to use such a name is conditional upon the continuance and existence of the Company and of Elan being the sole beneficial and legal owner of the "A" Shares. In the event that either of the aforementioned conditions shall cease, the permission shall cease and the Company shall forthwith take such action as may be necessary to alter its name and shall forthwith cease to use the name "Elan" in any form whatsoever.



     23.2 If the name of the Company or any Affiliate includes the name of "Emisphere" or any name or part of a name used by Emisphere, the permission given to the Company to use such a name is conditional upon the continuance and existence of the Company and of Emisphere being the sole beneficial and legal owner of the "B" Shares. In the event that either of the aforementioned conditions shall cease, the permission shall cease and the Company shall forthwith take such action as may be necessary to alter its name and shall forthwith cease to use the name "Emisphere" in any form whatsoever.



                                   CLAUSE 24



                                CONFIDENTIALITY



     24.1 The Shareholders and the Company acknowledge that it may be necessary, from time to time, to disclose to each other confidential and proprietary information, including without limitation, inventions, works of authorship, trade secrets, specifications, designs, data, know-how and other information, relating to the Field, the Products, processes, and services of the disclosing Party.



     24.2 The Shareholders and the Company agree that the information to be disclosed by Emisphere and Elan to the Company may include trade secrets, know-how and other proprietary information and data regarding the Carriers or Emisphere Technology, Elan Technology or the Company Programme Technology, as the case may be. It is agreed that the information to be disclosed by the Company to Emisphere and Elan may include trade secrets, know-how and other proprietary information and data regarding the Compounds or the Products. The foregoing shall be referred to collectively as "Confidential Information". Any Confidential Information revealed by a Party to another Party shall be used by the receiving Party exclusively for the purposes of fulfilling the receiving Party s rights and obligations under this Agreement, and for no other purpose.



     24.3 Each Party agrees to disclose Confidential Information of another Party only to those employees, representatives and agents requiring knowledge thereof in connection with their duties directly related to the fulfilling of the Party s obligations under this Agreement. Each Party further agrees to inform all such employees, representatives and agents of the terms and provisions of this Agreement and their duties hereunder and to obtain their consent hereto as a condition of receiving Confidential Information. Each Party agrees that it will exercise the same degree of care, but in no event less than a reasonable degree, and protection to preserve the proprietary and confidential nature of the Confidential Information disclosed by a Party, as the receiving Party would exercise to preserve its own proprietary and confidential information. Each Party agrees that it will, upon request of a Party, return all documents and any copies thereof containing Confidential Information belonging to or disclosed by, such Party.



     24.4 Any breach of this Clause 24 by any of the Persons informed by one of the Parties is considered a breach by the Party itself.



           Confidential Information shall be deemed not to include:



           (i)     information that is in the public domain;



           (ii)    information  which  is  made  public  by the disclosing
                   Party;



           (iii) information which is independently developed by a Party;



           (iv) information that is published or otherwise becomes part of the public domain without any disclosure by a Party, or on the part of a Party s directors, officers, agents, representatives or employees;



           (v) information that becomes available to a Party on a non-confidential basis, whether directly or indirectly, from a source other than another Party, which source, to the best of the Party s knowledge, did not acquire this information on a confidential basis; or



           (vi) information which the receiving Party is required to disclose pursuant to a valid order of a court or other governmental body or any political subdivision thereof or otherwise required by law.



     24.5 The provisions relating to confidentiality in this Clause 24 shall remain in effect during the term of this Agreement and for a period of seven (7) years following the expiration or earlier termination of this Agreement but shall not apply to any information which a Party is required to file or otherwise disclose in accordance with requirements which are legally binding on it.



     24.6 The Shareholders agree that the obligations of this Clause 24 a r e necessary and reasonable in order to protect the Shareholders respective businesses, and each Party expressly agrees that monetary damages would be inadequate to compensate a Party for any breach by the other Party of its covenants and agreements set forth herein. Accordingly, the Shareholders agree and acknowledge that any such violation or threatened violation will cause irreparable injury to a Party and that, in addition to any other remedies that may be available, in law and equity or otherwise, any Party shall be entitled to obtain injunctive relief against the threatened breach of the provisions of this Clause 24, or a continuation of any such breach by the other Party, specific performance and other equitable relief to redress such breach together with its damages and reasonable counsel fees and expenses to enforce its rights hereunder, without the necessity of proving actual or express damages.



                                   CLAUSE 25



                             SHAREHOLDERS' CONSENT



     25.1 Where this Agreement provides that any particular transaction or matter requires the consent, approval or agreement of any Shareholder, such consent, approval or agreement may be given subject to such terms and conditions as that Shareholder may impose and to which the other Shareholder shall agree and any breach of such terms and conditions by any Persons subject thereto shall ipso facto be deemed to be a breach of the terms of this Agreement.







                                   CLAUSE 26



                                DIVIDEND POLICY



     26.1 The Parties recognise that, subject to the provisions of Clause 28 or as may be otherwise specified in this Agreement, the Shareholders are obliged to provide financial assistance equally to the Company and that as a consequence they shall be entitled to benefit equally from the success of the Company. This benefit need not necessarily be made available to the Shareholders in the same manner having regard to their different circumstances but the principle of equal benefit for each of the Shareholders shall be taken into account in all dealings between the Parties. Without prejudice to the foregoing, the Shareholders shall procure that the full amount of the Company's profits available for distribution in respect of each Financial Year are distributed by the Company to the Shareholders by way of dividend, unless the Shareholders otherwise agree that, having regard to the Company's current and prospective obligations, it is prudent to retain earnings to assist financing such obligations.



     26.2 In deciding whether in respect of any Financial Year the Company has profits available for distribution, the Parties shall procure that the auditors shall certify whether such are available and the amount thereof, which sum shall constitute the profit available for distribution. The said sum shall be subject to the retention of such sums which are required for further investment in the Company.



                                   CLAUSE 27



                              SHAREHOLDERS BOUND



     27.1 The Company undertakes with each of the Shareholders to be bound by and comply with the terms and conditions of this Agreement insofar as the same relate to the Company.



     27.2  Each  Shareholder  undertakes  with  the other to exercise its part in relation to the Company so as to ensure that the Company fully and promptly observes, performs and complies with its obligations under this Agreement.



                                   CLAUSE 28



                             ADDITIONAL FINANCING



     28.1 Each Shareholder shall use its reasonable endeavours to p r ocure that the requirements of the Company and its subsidiaries for working capital to finance the Business are provided equally by the Shareholders in a manner to be agreed between the Shareholders.



     28.2 Either Shareholder (a "Refusing Shareholder") may refuse to make any financial assistance available to the Company, in excess of the subordinated loan stock provided by Elan pursuant to Clause 6.2, to the extent that the Refusing Shareholder's fifty percent (50%) share of such excess expenditure (the "Excess Expenditure") exceeds one-third of the Refusing Shareholder's entire research and development budget for the period in question. The other Shareholder (the "Providing Shareholder") may agree to fund the Refusing S h areholder's fifty percent (50%) share of the Excess Expenditure by making a loan to the Refusing Shareholder which shall be advanced directly to the Company by the Providing Shareholder. As between the Shareholders such loan shall c o n stitute a simple contract loan from the Providing Shareholder to the Refusing Shareholder and as between the Refusing Shareholder and the Company it shall constitute financial assistance from the Refusing Shareholder to the Company. The Refusing Shareholder shall, subject to the provisions of Clause 22, repay to the Providing Shareholder an amount equal to its fifty percent (50%) share of the Excess Expenditure within four (4) years of the advance by the Providing Shareholder of such amount, together with simple interest calculated at Prime plus three percent (3%) on such amount payable semi-annually in arrears. The repayment by the Refusing Shareholder of the fifty percent (50%) share of the Excess Expenditure shall be discharged, in the first instance, out of royalties and dividends payable by the Company to the Refusing Shareholder which the Company shall and is hereby directed to pay directly to the Providing Shareholder until such fifty percent (50%) share of the Excess Expenditure is repaid to the Providing Shareholder in full. Such payment by t h e Company, as between the Company and the Refusing Shareholder, shall constitute payment of the relevant royalty or dividend, as the case may be, and as between the Refusing Shareholder and the Providing Shareholder, shall constitute repayment or partial repayment, as the case may be, of the loan advanced to fund the Refusing Shareholder's fifty percent (50%) share of the Excess Expenditure.



     28.3 Each Shareholder's financial assistance shall rank for payment ahead of the subordinated loan stock issued pursuant to the Loan Stock Instrument and unless otherwise agreed by the Shareholders shall be repaid prior to the declaration or making of any dividend to the Shareholders.



     28.4 The Shareholders agree that to the extent that the Company's assets are insufficient to repay the financial assistance made available by each of the Shareholders in the event that the Company is wound up or goes into liquidation then any deficiency shall be borne by them in equal proportions.



     28.5 I f it is not possible to obtain sufficient financial assistance from the Shareholders, the Company can obtain borrowings or other funding from financial institutions and other similar sources on the most favourable terms reasonably obtainable as to interest, repayment and security.



                                   CLAUSE 29



                                     COSTS



     29.1 Each Shareholder shall bear its own legal and other costs i n curred in relation to preparing and concluding this Agreement and the related agreements and other documents.



     29.2 All costs, legal fees, registration fees and other expenses, including the costs and expenses incurred in relation to the incorporation of the Company, shall be borne by the Company.


                                   CLAUSE 30



                                    GENERAL



     30.1  Good Faith



     Each of the Parties hereto undertakes with the others to do all things reasonably within its power which are necessary or desirable to give effect to the spirit and intent of this Agreement.





     30.2  Further Assurance



     The Parties hereto shall use their respective reasonable endeavours to procure that any necessary third party shall do, execute and perform all such further deeds, documents, assurances, acts and things as any of the Parties hereto may reasonably require by notice in writing to the others to carry the provisions of this Agreement into full force and effect.



     30.3  No Representation



     Each of the Parties hereto hereby acknowledges that in entering into this Agreement it has not relied on any representation or warranty save as expressly set out herein or in any document referred to herein.



     30.4  Exercise of Powers



     Where either Shareholder is required under this Agreement to exercise its powers in relation to the Company to procure a particular matter or thing, such obligation shall be deemed to include an obligation to exercise its powers both as a Shareholder and as a Director (where applicable) of the Company and to procure that any Director appointed by it (whether alone or jointly with any other Person) shall procure such matter or thing.



     30.5  Force Majeure



     Neither Party to this Agreement shall be liable for delay in the performance of any of its obligations hereunder if such delay results from causes beyond its reasonable control, including, without limitation, acts of God, fires, strikes, acts of war, or intervention of any relevant government authority, but any such delay or failure shall be remedied by such Party as soon as practicable.



     30.6  Relationship of the Shareholders



     Nothing contained in this Agreement is intended or is to be construed to constitute Elan and Emisphere as partners, or Elan as an employee of Emisphere, or Emisphere as an employee of Elan. No Party hereto shall have any express or implied right or authority to assume or create any obligations on behalf of or in the name of another Party or to bind another Party to any contract, agreement or undertaking with any third party.



     30.7  Counterparts



     This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute this Agreement.



     30.8  Notices



     Any notice to be given under this Agreement shall be sent in writing by registered or recorded delivery post or telecopied to:



           -       Elan at



                   Elan Corporation plc

                   Monksland, Athlone, County Westmeath, Ireland







                   Attention:  Company Secretary

                   Telephone:  353 902 95000

                   Telefax:    353 902 92427



           -       Emisphere at



                   Emisphere Technologies, Inc.

                   15 Skyline Drive, Hawthorne NY, USA 10532.



                   Attention:  Vice President, Business Development

                   Telephone:  914.347.2220

                   Telefax:    914.347.2498



           -       the Company at



                   Ebbisham Limited

                   Monksland, Athlone, County Westmeath, Ireland



                   Attention:  Company Secretary

                   Telephone:  353 902 95000

                   Telefax:    353 902 92427



     or to such other address(es) as may from time to time be notified by any Party to the others hereunder.



     Any notice sent by mail shall be deemed to have been delivered within seven (7) working days after dispatch and any notice sent by telecopy shall be deemed to have been delivered within twenty-four
     (24) hours of the time of the dispatch. Notices of change of address shall be effective upon receipt.







     30.9  Governing Law and Disputes



     This Agreement shall be governed by and construed in accordance with the laws of Ireland and the Parties agree to submit to the jurisdiction of the state and federal courts located in the State of New York and the courts of Ireland for the resolution of disputes hereunder.





     30.10 Severability



     If any provision in this Agreement is agreed by the Parties to be, deemed to be or becomes invalid, illegal, void or unenforceable under any law that is applicable hereto, (i) such provision will be deemed amended to conform to applicable laws so as to be valid and enforceable or, if it cannot be so amended without materially altering the intention of the Parties, it will be deleted, with effect from the date of such agreement or such earlier date as the P a r t i e s may agree, and (ii) the validity, legality and enforceability of the remaining provisions of this Agreement shall not be impaired or affected in any way.



     30.11 Amendments



     No amendment, modification or addition hereto shall be effective or binding on any Party unless set forth in writing and executed by a duly authorised representative of all Parties.



     30.12 Waiver



     No waiver of any right under this Agreement shall be deemed effective unless contained in a written document signed by the Party charged with such waiver, and no waiver of any breach or failure to perform shall be deemed to be a waiver of any future breach or failure to perform or of any other right arising under this Agreement.



     30.13 Headings







     The section headings contained in this Agreement are included for convenience only and form no part of the agreement between the Parties. Save as otherwise provided herein, references to recitals, articles, paragraphs, clauses and appendices are to those contained in this Agreement.



     30.14 Assignment



     None of the Parties may assign their rights and obligations hereunder without the prior written consent of the other Parties. Elan and/or Emisphere shall have the right to subcontract all or any portion of their duties hereunder by assignment to their Affiliates provided that Elan or Emisphere, as the case may be, guarantees the performance by such Affiliate of the obligations of Elan or Emisphere, as the case may be, under this Agreement.



     30.15 No Effect on Other Agreements



     No provision of this Agreement shall be construed so as to negate, modify or affect in any way the provisions of any other agreement between any of the Parties unless specifically referred to, and solely to the extent provided, in any such other agreement. In the event of a conflict between the provisions of this Agreement and the provisions of the License Agreements or the Supply Agreements the terms of this Agreement shall prevail unless the License Agreements or the Supply Agreements specifically provide otherwise.



     30.16 Successors



     This Agreement shall be binding upon and enure to the benefit of the Parties hereto, their successors and permitted assigns.







     IN WITNESS whereof, the Parties hereto have executed this Agreement in triplicate on the day first set forth above.









     SIGNED BY

     for and on behalf of

     ELAN CORPORATION PLC

     in the presence of:-







     SIGNED BY

     for and on behalf of

     EMISPHERE TECHNOLOGIES, INC.

     in the presence of:-





     SIGNED BY

     for and on behalf of

     EBBISHAM LIMITED

     in the presence of:-





                                  SCHEDULE 1











                            ELAN LICENSE AGREEMENT







                                  SCHEDULE 2











                          EMISPHERE LICENSE AGREEMENT






-----------------------------------------------------------------------------


                                  EXHIBIT 10





               License Agreement dated as of September 26, 1996

              by and between Ebbishman limited and Elan Corp plc







-----------------------------------------------------------------------------

               This Agreement is made the  day of September 1996









                                BY AND BETWEEN







                               Ebbisham Limited



        An Irish company, of 2 Harbourmaster Place, Custom House Dock,
                                   Dublin 1









                                      AND



                             Elan Corporation plc.



        An Irish company of Monksland, Athlone, Co. Westmeath, Ireland.











                               LICENSE AGREEMENT





                               TABLE OF CONTENTS



     Section                                                          Page



1.    DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . .       2


2.    GRANT OF RIGHTS . . . . . . . . . . . . . . . . . . . . . .       9


3.    IMPROVEMENTS  . . . . . . . . . . . . . . . . . . . . . . .      10


4.    [LEFT INTENTIONALLY BLANK]  . . . . . . . . . . . . . . . .      11


5.    INTELLECTUAL PROPERTY RIGHTS  . . . . . . . . . . . . . . .      11


6.    RESEARCH AND DEVELOPMENT  . . . . . . . . . . . . . . . . .      11


7.    SUPPLY OF PRODUCT(S)  . . . . . . . . . . . . . . . . . . .      12


8.    EXPLOITATION OF LICENSED TECHNOLOGY . . . . . . . . . . . .      15


9.    FINANCIAL PROVISIONS  . . . . . . . . . . . . . . . . . . .      16


10.   RIGHT OF AUDIT AND INSPECTION . . . . . . . . . . . . . . .      19


11.   PATENTS . . . . . . . . . . . . . . . . . . . . . . . . . .      19


12.   CONFIDENTIAL INFORMATION  . . . . . . . . . . . . . . . . .      24


13.   TRADEMARKS  . . . . . . . . . . . . . . . . . . . . . . . .      25


14.   TERM OF AGREEMENT . . . . . . . . . . . . . . . . . . . . .      27


15.   WARRANTIES/INDEMNITIES  . . . . . . . . . . . . . . . . . .      30


16.   REGULATORY APPROVALS  . . . . . . . . . . . . . . . . . . .      32


17.   INSURANCE . . . . . . . . . . . . . . . . . . . . . . . . .      33


18.   IMPOSSIBILITY OF PERFORMANCE - FORCE MAJEURE  . . . . . . .      34


19.   SETTLEMENT OF DISPUTES; PROPER LAW  . . . . . . . . . . . .      34


20.   ASSIGNMENT  . . . . . . . . . . . . . . . . . . . . . . . .      34


21.   NOTICES . . . . . . . . . . . . . . . . . . . . . . . . . .      35


22.   MISCELLANEOUS CLAUSES . . . . . . . . . . . . . . . . . . .      36


      WHEREAS



     A. Elan is beneficially entitled to the use of various patents, including the Elan Patent Rights which have been granted or a r e pending under various international conventions in relation to the Elan Technology.



     B. Emisphere is knowledgeable in the discovery of compounds which can interact with therapeutic agents in a manner to improve the transport of such therapeutic agents through biological membranes.



     C.    E l a n    is  knowledgeable  in  the  research,  development,
           manufacture and marketing of pharmaceutical formulations capable of delivering drugs. Elan owns and possesses patented and controlled release systems and technologies.



     D. Simultaneously herewith, Elan and Emisphere are entering into the Joint Venture Agreement for the purpose of recording the terms and conditions of the joint venture and of regulating their relationship with each other and certain aspects of the affairs of and their dealings with Ebbisham.







     E. Under the Joint Venture Agreement, Ebbisham shall own all rights in technology which has been developed pursuant to certain Research and Development programmes being conducted or to be conducted by Ebbisham or by Emisphere, Elan or an Independent Third Party on behalf of Ebbisham, including the C o m p any Programme Technology, the Emisphere Programme Technology and the Elan Programme Technology.



     F. Ebbisham desires to enter into this Agreement with Elan so as to (a) permit Ebbisham to utilize the Elan Patents, the Elan Know-How and the Elan Trademarks in the research, development, manufacture, distribution and sale of the Products and other products in the Field and (b) to permit Elan to utilise the Emisphere Programme Technology, the Elan Programme Technology and the Company Programme Technology in connection with (i) Elan's research and development work on behalf of Ebbisham and
           (ii) Elan's manufacturing and supplying Ebbisham or its designee(s) with the products and other components.



     G. Simultaneously herewith, Ebbisham and Emisphere are entering into a similar license agreement relating to Ebbisham's use of t h e Emisphere Patents, the Emisphere Know-How and the Emisphere Trademarks and Emisphere's use of the Emisphere Programme Technology, the Elan Programme Technology and the Company Technology.



     NOW IT IS HEREBY AGREED AS FOLLOWS:





     1.    DEFINITIONS



     1.1 In this present Agreement, including the Recitals, Schedules and Appendices, the following definitions shall prevail unless the context otherwise requires:



     "Acquired"              means a transfer of intellectual property or
                             information  from an Independent Third Party
                             to  Elan to the extent to which there are no
                             o b l igations  or  restrictions  as  to  or
                             c o nfidentiality   in   respect   of   that
                             information which prohibit disclosure to or use by Ebbisham;







     "Affiliate"             means  any  corporation or entity other than
                             Ebbisham  controlling,  controlled  or under
                             the  common control of Emisphere or Elan, as
                             the  case  may  be.  For the purpose of this
                             definition,    control  shall mean direct or
                             indirect ownership of fifty percent (50%) or more of the stock or shares entitled to vote for the election of directors;



     "Agreement"             means this agreement (which expression shall
                             be deemed to include the Recitals, the Schedules and Appendices hereto);



     "Carriers"              means  agents  that  are  used to facilitate
                             transport through membranes, including oral,
                             n a sal,  buccal,  intraocular,  sublingual,
                             subcutaneous,  intramuscular  and  pulmonary
                             delivery  of  the  Compounds  utilising  the
                             Emisphere  Technology  and/or  the Emisphere
                             Programme  Technology.    These  agents  can
                             include, but are not limited to proteinoids and other chemicals;



     "Company Programme      shall have the meaning ascribed to it in the
                             Joint

     Technology"             Venture Agreement;



     "Compounds"                   means Heparin and/or Heparinoids;



     "Cost" means, depending upon the context, one of the following:



                             In  the  case  of  the supply of Product(s),
                             Cost shall comprise direct labour, materials
                             and   attributable  overhead  excluding  any
                             element of corporate overhead.



                             In the case of research and development, Cost will be calculated in accordance with Elan s internal accounting system and will exclude any element of corporate overhead.



                             In the case of materials purchased from an Independent Third Party, Cost will comprise the amount actually paid, including import duties, transport and handling costs and other directly attributable costs.



     "Ebbisham"              means Ebbisham Limited;



     "Effective Date"        means 1st May 1996;



     "Elan" m e a ns Elan Corporation plc, its Affiliates, successors and permitted assigns other than Ebbisham;



     "Elan Know-How"         m e a ns  all  trade  secrets,  confidential
                             s c ientific,    technical    and    medical
                             information  and  expertise,  technical data
                             and  marketing information, studies and data
                             f r om  time  to  time  developed,  produced
                             created or Acquired by or on behalf of Elan,
                             whether  before the Effective Date or during
                             the  term of this Agreement (other than Elan
                             P r ogramme  Know-How)  including,  but  not
                             limited     to,    unpatented    inventions,
                             discoveries, theories, plans, ideas (whether
                             or  not reduced to practice) relating to the
                             research   and   development,   manufacture,
                             registration  for  marketing, use or sale of
                             t h e      P r o d uct(s),    toxicological,
                             pharmacological,   analytical  and  clinical
                             data, bioavailability studies, product forms
                             and   formulations,   control   assays   and
                             specifications, methods of preparation and stability data;



     "Elan Patents"                means  all  and  any  patents  and any
                                   applications therefor in the Territory
                                   (other   than   the   Elan   Programme
                                   Patents)  that are or subsequently may
                                   be owned or acquired by or assigned or
                                   licensed  to  Elan  (including any and
                                   a l l     divisions,    continuations,
                                   continuations-in-part,     extensions,
                                   a d ditions  or  reissues  thereto  or
                                   thereof)  and  that would be infringed
                                   by  the development, manufacture, use,
                                   disposal,  sale,  offer of disposal or
                                   sale, or importation of the Product(s)
                                   in  the Territory and/or relate to the
                                   Field;



     "Elan Programme         m e a ns  all  trade  secrets,  confidential
                             scientific,

     Know-How"               t e c hnical  and  medical  information  and
                             expertise,   technical  data  and  marketing
                             information,  studies  and data from time to
                             time developed, produced created or Acquired
                             by  or on behalf of Elan, pursuant to one or
                             m o r e  of  the  Research  and  Development
                             Programmes  including,  but  not limited to,
                             u n p atented    inventions,    discoveries,
                             theories,  plans,  ideas or designs (whether
                             or  not reduced to practice) relating to the
                             manufacture, registration for marketing, use
                             or  sale  of  the Product(s), toxicological,
                             pharmacological,   analytical  and  clinical
                             data, bioavailability studies, product forms
                             and   formulations,   control   assays   and
                             specifications, methods of preparation and stability data;



     "Elan Programme         means  all  and any patents and applications
                             therefor

      Patents" in the Territory (including any and all d i v i s i o n s, continuations-in-part, extensions, additions or reissues thereto or t h ereof) on or for any inventions or discoveries that have been or subsequently may be conceived or made by employees or agents of Elan pursuant to one or more of the Research and Development Programmes
                             ( r e gardless of when or by whom such inventions and/or discoveries are reduced to practice);



     "Elan Programme         means the Elan Programme Patents and/or
     Technology"             the Elan Programme Know-How;



     "Elan Supply            means the agreement to be entered into

     Agreement"              between  Elan  and Emisphere (or Emisphere's
                             designee) regarding supply of Product(s) and other chemical or formulation components;



     "Elan Technology"       means the Elan Patents and/or the Elan Know-
                             How;



     "Elan Trademarks"       means, depending on the context, one or more
                             of the trademarks owned by, Acquired by, assigned or licensed to Elan which are relevant to the Elan Technology or the Product(s);



     "Emisphere"             means   Emisphere  Technologies,  Inc.,  its
                             Affiliates, successors and permitted assigns other than Ebbisham;



     "Emisphere Know-How"    m e a ns  all  trade  secrets,  confidential
                             s c ientific,    technical    and    medical
                             information  and expertise from time to time
                             developed,  produced, created or Acquired by
                             or  on  behalf  of Emisphere, whether before
                             the  Effective  Date  or  during the term of
                             this   Agreement   (other   than   Emisphere
                             P r ogramme  Know-How)  including,  but  not
                             limited     to,    unpatented    inventions,
                             d i scoveries,  theories,  plans,  ideas  or
                             designs (whether or not reduced to practice)
                             relating  to  the  research and development,
                             registration  for  marketing, use or sale of
                             the  Carriers  or  the  Product(s), chemical
                             compounds and use expertise, needed relevant
                             data  on  the Carriers, preclinical toxicity
                             and  manufacturing data for the Carriers and
                             p r o t otype    products,    toxicological,
                             pharmacological,   analytical  and  clinical
                             data, bioavailability studies, formulations, control assays and specifications, methods of preparation and stability data;


     "Emisphere  License           means  the  agreement  of  even  date
                                   entered into

     Agreement"              between Emisphere and Ebbisham;



     "Emisphere Patents"           means  all  and  any  patents  and any
                                   applications therefor in the Territory
                                   (other  than  the  Emisphere Programme
                                   Patents)  that are or subsequently may
                                   be  owned  or Acquired by, or assigned
                                   or  licensed  to  Emisphere (including
                                   any  and all divisions, continuations,
                                   continuations-in-part,     extensions,
                                   a d ditions  or  reissues  thereto  or
                                   thereof)  and  that would be infringed
                                   by  the development, manufacture, use,
                                   disposal,  sale,  offer of disposal or
                                   sale, or importation of the Product(s)
                                   in  the Territory and/or relate to the
                                   Field.    The  Emisphere Patents as of
                                   the date hereof are listed on Schedule
                                   1;



     "Emisphere Programme    m e a ns  all  trade  secrets,  confidential
                             scientific,

     Know-How"               t e c hnical  and  medical  information  and
                             expertise   from  time  to  time  developed,
                             produced,  created  or  Acquired  by  or  on
                             behalf  of Emisphere pursuant to one or more
                             of  the  Research and Development Programmes
                             (other  than  Emisphere Know-How) including,
                             but  not  limited to, unpatented inventions,
                             d i scoveries,  theories,  plans,  ideas  or
                             designs (whether or not reduced to practice)
                             relating  to  the  research and development,
                             registration  for  marketing, use or sale of
                             the  Carriers  or  the  Product(s), chemical
                             compounds and use expertise, needed relevant
                             data  on  the Carriers, preclinical toxicity
                             and  manufacturing data for the Carriers and
                             p r ototype    Product(s),    toxicological,
                             pharmacological,   analytical  and  clinical
                             data, bioavailability studies, formulations, control assays and specifications, methods of preparation and stability data;



     "Emisphere Programme    means  all  and any patents and applications
                             therefor



      Patents" in the Territory (including any and all d i v i s i o n s, continuations-in-part, extensions, additions or reissues thereto or t h ereof) on or for any inventions or discoveries that have been or subsequently may be conceived or made by employees or agents of Emisphere pursuant to one or more of the Research and Development Programmes ( r e gardless of when or by whom such inventions and/or discoveries are reduced to practice);



     "Emisphere Programme    means the Emisphere Programme Patents and/or

     Technology"             the Emisphere Programme Know-How;



     "Emisphere Supply       means the agreement to be entered into

     Agreement"              b e tween   Ebbisham   and   Emisphere   (or
                             Emisphere's  designee)  regarding  supply of
                             Carriers;



     "Emisphere  Technology" means  the  Emisphere  Patents  and/or  the
                             Emisphere Know-How;



     "Emisphere Trademarks"  means, depending on the context, one or more
                             o f   the  trademarks  CADDSYS',  EMIS-DOS',
                             PODDS' and any other relevant trademark owned by, Acquired by, assigned or licensed to Emisphere;



     "Expert" means any expert selected and appointed pursuant to Clause 21 of the Joint Venture Agreement;



     "Ex Works"              shall  have  the  meaning  as  such  term is
                             d e f i ned in the ICC Incoterms, 1990, International Rules for the Interpretation of Trade Terms, ICC Publication No. 460;




     "Field"                 means   the   research,   development   and
                             optimisation  of the Compounds utilising one
                             or more Carriers for all medical ailments or
                             indications    whatever    the    mode    of
                             administration as well as the manufacture, use, promotion, distribution, marketing and sale of the Product(s);



     "FDA" means the United States Food and Drug Administration or any successors or agency the approval of which is necessary to market a product in the United States of America or any other relevant regulatory authority the approval of which is necessary to market a p r o duct in any other country of the Territory;



     "Heparin"               means  naturally occurring forms of Heparin,
                             including Heparin USP, BP and EP as well as smaller molecular fractions thereof;



     "Heparinoids"                 m e a n s      v a r ious    sulphated
                                   polysaccharides    that   have   anti-
                                   coagulant  activity resembling that of
                                   Heparin;



     "Improvements"          means  inventions, discoveries, developments
                             a n d   indications  relating  to  the  Elan
                             Technology that can usefully be applied to the Field, the Elan Programme Technology or the Emisphere Programme Technology, or the Company Programme Technology and that which were first reduced to practice during the term of this Agreement by Elan whether or not such modification adds any benefit to the Field, the Elan Programme Technology, the Emisphere Programme Technology or the Company Programme Technology;



     "INDA" m e ans any Investigational New Drug Application in relation to a Product(s) filed by any Party with the FDA or a similar application filed in another jurisdiction;



     "Independent Third            means any person other than Elan,

      Party"                       Ebbisham,  Emisphere  or  any of their
                                   Affiliates;



     "Joint Venture          means  the  agreement  of  even date entered
                             into

     Agreement"              between Elan, Emisphere and Ebbisham;



     "Management                   m e ans   the   management   committee
                                   appointed

     Committee"              by the directors of Ebbisham pursuant to the
                             Joint Venture Agreement;



     "NDA" means any New Drug Application in relation to a Product(s) filed by any Party with the FDA or a similar application filed in another jurisdiction;



     "Net Revenues"          means  any  proceeds received by Ebbisham in
                             relation  to  the Product(s), other than Net
                             Sales, including but not limited to license royalties and development royalties;



     "Net Sales"                   means  the  invoiced  sales  price  of
                                   Products  shipped  by  Ebbisham, or on
                                   behalf of Ebbisham, in respect of bona
                                   f i d e   arms  length  sales  of  the
                                   Product(s)    to   Independent   Third
                                   Parties  exclusively for money, less a
                                   maximum  reserve  of five percent (5%)
                                   for  uncollectible  accounts, and less
                                   ordinary and customary trade discounts
                                   a n d   commissions,   excise   taxes,
                                   withholding   tax,  other  consumption
                                   t a xes,  and  credits  or  allowances
                                   actually   granted   on   account   of
                                   rejection or return of the Product(s).
                                   In the case of any sale or disposal of
                                   the  Product(s) otherwise than in such
                                   a   bona  fide  arms  length  sale  to
                                   Independent Third Parties, exclusively
                                   for  money, "Net Sales" shall mean the
                                   invoiced sales price of Products;



     "Parties"               means Elan and Ebbisham;



     "Person" m e ans an individual, partnership, c o rporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature;



     "Product(s)"                  means  depending on the context one or
                                   more  formulations  of the Compound(s)
                                   in conjunction with one or more of the
                                   C a r riers  that  complies  with  the
                                   Specifications;



     "Research and           means, depending on the context, one or more

     Development Programmes" programmes  of research and development work being conducted or to be conducted by, inter
                             alia,  Elan  and Emisphere for and on behalf
                             of  Ebbisham  which have been devised by the
                             Research   Committee  and  approved  by  the
                             Management Committee;



     "Specifications"        means  the  specifications  for  each of the
                             Carriers or Product(s) as approved by the FDA, as well as such other specifications which may be agreed upon by the Parties in writing or by the Research Committee;



     "Territory"                   means  all the countries of the world;
                                   and



     "United States Dollars" means the lawful currency for the time being
      and "US$"               of the United States of America.





     1.2   In this Agreement



           1.2.1 The singular includes the plural and vice versa, the masculine includes the feminine and vice versa.



           1.2.2 Any reference to a Clause or Schedule shall, unless otherwise specifically provided, be to a Clause or Schedule of this Agreement.



           1.2.3 The headings of this Agreement are for ease of reference
                 o n l y   and  shall  not  affect  its  construction  or
                 interpretation.



     2.    GRANT OF RIGHTS



     2.1 In consideration of the payment by Ebbisham to Elan of one United States Dollar (US$1), the receipt and adequacy of which is hereby acknowledged by Elan, Elan hereby grants to Ebbisham for the term of this Agreement a non-exclusive license to use
           (a) the Elan Patents for the Field, and (b) the Elan Know-How for the Field. All proprietary rights and rights of ownership with respect to the Elan Technology shall at all times remain solely with Elan. Ebbisham shall not have any rights to use the Elan Technology other than insofar as they relate directly to the Field and are expressly granted herein.



     2.2 Subject to any restriction in any licenses or other agreements pursuant to which Elan licenses any of the Elan Trademarks, Elan hereby grants Ebbisham for the term of this Agreement an e x clusive, royalty-free, fully paid-up license (or, if applicable, sublicense) to use the Elan Trademarks upon or in relation to the promotion, marketing, advertising, sale or offering for sale of the Product(s).



     2.3 Ebbisham hereby grants to Elan for the term of this Agreement a non-exclusive, royalty-free fully paid-up license to use the Elan Programme Technology, Emisphere Programme Technology and the Company Programme Technology, and subject to the terms and conditions of the Emisphere Licence Agreement, a royalty-free sublicense to use the Emisphere Technology, insofar as is necessary, in each case, to permit Elan to perform its obligations pursuant to this Agreement, the Joint Venture Agreement and the Elan Supply Agreement, including, without limitation, (a) conducting research and development pursuant t o t he Research and Development Programmes, and (b) developing, manufacturing and supplying the Product(s) and any other chemical or formulation components. All rights of ownership with respect to the Elan Programme Technology and the Emisphere Programme Technology shall at all times remain solely with Ebbisham.



     2.4   In  the  event  that Elan is entitled to exploit the Emisphere
           Programme Technology or the Elan Programme Technology   outside
           t h e  Field  in accordance  with the provisions of Clause
           8.3   of  the  Joint Venture   Agreement, Ebbisham shall grant
           E l a n a non-exclusive, royalty-free, fully paid-up licence to use the Emisphere Programme Technology and/or the Elan
           Programme Technology  for  the p u r p o s e   of evaluating
           whether a n y such use is likely to produce a commercial return and for this purpose to conduct research and development. In the event that Elan wishes to exploit t h e Emisphere Programme Technology and/or the Elan Programme Technology outside the Field in accordance with the provisions of Clause
           8.3   of  the  Joint Venture  Agreement other  than  for the
           purposes   set   out above,  the  Parties shall   negotiate  a
           licence for the further use of such technology pursuant to the provisions of Clause 8.7 of the J o i n t Venture Agreement.



     2.5 Ebbisham shall have the right to sublicense the rights granted to it by Elan pursuant to this Agreement, including the right to grant a royalty-free sublicense to the Elan Technology to Emisphere to enable Emisphere to fulfil its obligations pursuant to the Emisphere License Agreement, the Joint Venture Agreement and the Emisphere Supply Agreement. Insofar as the obligations owed by Ebbisham to Elan are concerned, Ebbisham shall remain responsible for all acts and omissions of any sub-licensee, including Emisphere as if they were by Ebbisham. Ebbisham shall forthwith notify Elan of any sub-license (and the terms thereof) granted by Ebbisham, which such sub-license shall be approved by the Management Committee. In the event of a termination of this Agreement due to a breach by Ebbisham, Elan shall have the right but not the obligation to assume any such sub-license.



     2.6 Elan hereby covenants with Ebbisham that for the duration of the Joint Venture Agreement it will not grant a license of the Elan Technology for the Field to any Independent Third Party.



     3.    IMPROVEMENTS



     3.1 If Elan shall develop or have developed by an Independent Third Party any Improvements during the term of this Agreement ( o t her than pursuant to the Research and Development Programmes which constitute Elan Programme Technology), Elan shall, to the extent that it is not prohibited by any undertaking given to any Independent Third Party (provided that Elan shall use its commercially reasonable efforts to exclude or minimise the extent of any such limitations or restrictions which prevent or limit disclosure to or use by Ebbisham), communicate to Ebbisham such Improvements and shall provide to Ebbisham such rights, licenses, information and explanations as Ebbisham may reasonably require to be able effectively to utilise the Improvements for the life of this Agreement. Such disclosed Improvements shall automatically on disclosure to Ebbisham become part of the Elan Know-How or Elan Patents, as the case may be, and shall be subject to the provisions of this Agreement.



     4.    [LEFT INTENTIONALLY BLANK]


     5.    INTELLECTUAL PROPERTY RIGHTS



     5.1 The respective intellectual property ownership rights of Elan, Ebbisham and Emisphere shall be regulated by the provisions of Clause 8 of the Joint Venture Agreement.



     6.    RESEARCH AND DEVELOPMENT



     6.1 Whenever commercially and technically feasible, Ebbisham shall contract with Elan or Emisphere, as the case may be, to perform research development and experimentation activities for the purpose of developing the Field and the Product(s).



     6.2 Elan shall provide such research and development services in the Field as may reasonably be required by Ebbisham. The research and development work conducted by Elan for Ebbisham shall be in accordance with the Research and Development Programme devised by the Research Committee as approved by the M a n agement Committee. Elan shall use its reasonable endeavours to conduct its portion of the Research and Development Programmes in accordance with the timetable set out in the Research and Development Programmes. Elan shall in accordance with the terms and conditions set forth in this Agreement undertake reasonably diligent efforts, as would be deemed commensurate with the achievement of its own business aims for a similar product of its own, to conduct its part of the Research and Development Programme.



     6.3 The Research and Development Programmes shall be directed by the Research Committee and subject to the strategic direction of the Management Committee. In conducting the Research and Development Programmes, Elan shall co-operate fully with the Research Committee and the Management Committee and with Emisphere. Elan shall maintain the facilities used by it for the performance of the Research and Development Programme in compliance with the applicable requirements of the FDA and
           o t h er regulatory authorities, including cGMP and cGLP standards.



     6.4 Ebbisham may evaluate the reports and other data furnished by Elan for the purpose, inter alia, of deciding whether or not to proceed with all or part of the Research and Development Programme.


     6.5 Elan and Ebbisham shall agree on a budget in connection with the activities to be undertaken by Elan during the Research and Development Programme, which budget shall form part of the Research and Development Programme. In the event that as a result of additional activities to be undertaken by Elan upon the request of Ebbisham the budget needs to be revised, the Parties will agree on such revision prior to Elan commencing any such additional development activities.



     6.6 Elan will keep accurate records consistent with its normal business practices of the efforts expended by it under the Research and Development Programmes for which it is charging Ebbisham, which will include the time spent by each person working on the Research and Development Programmes. Each quarter Elan will send reports to Ebbisham in order to enable Ebbisham to monitor Elan's level of effort to assure Ebbisham that the committed level of effort is being applied.



     7.    SUPPLY OF PRODUCT(S)



     7.1 Except as otherwise herein provided in this Agreement or in the Emisphere Supply Agreement, Elan shall produce and supply to Ebbisham its entire requirements of the Product(s) as are required by Ebbisham and any other chemical or formulation components required to make use of the Elan Technology or the Elan Programme Technology in the Field. Elan shall ensure that supplies of the Product(s) are produced in accordance with the delivery schedules agreed between Elan and Ebbisham and deliver the Product(s) to Ebbisham on the same basis as arms-length commercial customers of Elan. For the purposes of Clause 7.8. and Clause 7.9., Ebbisham may qualify a second site for the manufacture of the Product(s).



     7.2 Elan shall deliver the Product(s) to Ebbisham and/or any Party designated by Ebbisham in appropriate packaging so as to permit safe storage and transport.



     7.3 In the event that Elan appoints a third party to manufacture the Product(s) (which appointment shall be subject to the agreement of Ebbisham not to be unreasonably withheld, conditioned or delayed), Elan shall be solely responsible and l i a b le to Ebbisham for the performance of the said manufacturer. Elan shall ensure that the said manufacturer s facility is an FDA - approved facility and that such facility complies with all relevant FDA and other relevant governmental and regulatory requirements and that all accepted practises of cGMP are adhered to.



     7.4 Ebbisham shall provide adequate notice to Elan so that Elan may produce or obtain the necessary quantities of the Product(s) and any other chemical or formulation components of the Elan Technology or the Elan Programme Technology. The Parties agree that in the normal course of events, three months notice shall be sufficient. However, until agreed capacity levels for the supply of Product(s) are established, Ebbisham acknowledges and accepts that the lead time for larger than anticipated orders of Product(s) may be longer than three months and the Parties will negotiate and agree in good faith the necessary extension to the lead time for such orders.



     7.5 T h e Parties hereby confirm that Elan's manufacturing obligations and Ebbisham s purchasing obligations shall only arise on receipt of firm purchase orders by Elan for the Product(s) or on the agreement of the Management Committee. Elan will use its reasonable efforts to fulfil Ebbisham s requirements in excess of forecasted amounts, but shall not be obliged to meet such requirements if it is not commercially practicable to do so provided that Elan shall treat Ebbisham on no less favourable terms than other customers for the Product(s) and shall supply the Product(s) so ordered but not immediately available as soon thereafter as commercially practicable.



     7.6 The quality and form of the Product(s) delivered by Elan hereunder shall conform in all material aspects to the Specifications and all prevailing legislative and regulatory requirements of the countries where the Product(s) are manufactured and to be used. All claims for failure of any shipment of the Product(s) to conform to Specifications must be made by Ebbisham to Elan in writing within forty-five (45) days following delivery. Failure to make timely claims in the manner prescribed shall constitute acceptance of the shipment. Product(s) which have been delivered and which have been shown within the designated period not to conform to Specifications shall be replaced at Elan s cost within ninety (90) days of the receipt by Ebbisham or Ebbisham's designee of the non-conforming Product(s). In the event of an unresolved dispute as to conformity with Specifications of the Product(s), the Parties shall nominate an independent first class laboratory to undertake the relevant testing. Such laboratory's findings shall be conclusive and binding upon the Parties. All costs relating to this process shall be borne exclusively by the unsuccessful Party. Should the Parties fail to agree upon a mutually acceptable independent laboratory then, an Expert shall be entrusted with appointing such an independent laboratory.



     7.7 Save as otherwise agreed between the Parties, delivery of consignments of the Product(s) shall be made by Elan Ex Works, or any other manufacturing facility designated by Elan and all r i s ks therein shall pass to Ebbisham when each such consignment of the Product(s) is loaded onto the vehicle of Ebbisham's agent on which it is to be despatched from Elan's designated facility. Ebbisham shall fully insure or procure the insurance of all consignments of the Product(s) when risk p a s ses as aforesaid and shall produce such insurance documentation supporting same as and when requested by Elan.



     7.8 In the event that (a) Elan fails to supply the Product(s) which have been ordered by Ebbisham for a period exceeding three (3) months after the mutually agreed upon delivery date, or there are repeated and serious failures, inabilities or delays in filling orders, (unless any such failure, inability or delay in filling orders is caused by the supplier of the active ingredient or other raw material, or (b) Ebbisham can obtain a regular and guaranteed source of supply of Product(s) of equivalent quality from an Independent Third Party at a price at least fifteen percent (15%) cheaper than Elan as provided for in Clause 7.10 below, Elan shall:



           7.8.1 grant to Ebbisham a license in the Territory so that Ebbisham may manufacture or have manufactured the relevant Product(s) without infringing any of Elan's patent and/or any other intellectual property rights. Any such license shall apply only in regard to the relevant Product(s) as well as to the applications of technology derived from the Elan Technology related to its use with such Product(s). Ebbisham may sublicense the said production license to an Independent Third Party provided that Elan approves such an Independent Third Party, such approval not to be unreasonably withheld. As a condition of Elan's approval, Elan may r e quire such Independent Third Party to sign an agreement not to disclose the Elan Technology and to only use such information provided to it for the purpose of the aforesaid production license;



           7.8.2 provide Ebbisham with any technical data necessary for the carrying of such license into effect. To this end, Elan shall impart to Ebbisham, subject to appropriate confidentiality provisions, such documentation as is necessary to provide the required material support, including practical performance advice, shop practice, specifications as to materials to be used and control methods; and



           7.8.3 at Ebbisham's reasonable request, assist Ebbisham in the working up and use of the technology necessary to manufacture the relevant Product(s) as well as for the training of Ebbisham's personnel. For this purpose, Elan shall receive Ebbisham's scientific staff in its premises for reasonable periods and at reasonable times, the timing and duration of which shall be decided by common consent.



     7.9 In the event that the Parties shall agree on a reasonable period of time within which said transfer to an alternative supplier is to be made, Elan shall continue to supply Ebbisham with the Product(s) until such transfer is fully effected and until Ebbisham receives all necessary regulatory approvals so that Ebbisham's supply of the Product(s) shall be continuous and uninterrupted .



     7.10 In the event that Ebbisham can obtain a secure source of supply of Product(s) of equivalent quality from an Independent Third Party at a price at least fifteen percent (15%) cheaper than Elan, Ebbisham shall be entitled to enter into a supply agreement with the said Independent Third Party to manufacture the Product(s), provided that the said Independent Third Party is not a technological competitor of Elan. In the event that an Independent Third Party shall manufacture the Product(s), Ebbisham and Elan shall negotiate in good faith as to the information, data and other documentation which needs to be furnished by Elan to Ebbisham to enable the Product(s) to be manufactured by such an Independent Third Party, and the charges to be made by Elan for its services in connection therewith. In such an event Ebbisham shall enter into an agreement (an "Independent Third Party Product(s) Supply Agreement") in good faith with the Independent Third Party which agreement shall, inter alia, regulate use by such Independent Third Party of Elan's Technology. Ebbisham shall not enter into any Independent Third Party Product(s) Supply Agreement in circumstances where the price at which the Independent Third Party is prepared to make Product(s) available, is offered for the purposes of procuring or attempting to induce the entry by Ebbisham or Emisphere into other arrangements with such Independent Third Parties.



     7.11 Notwithstanding anything herein to the contrary, in the event that Elan shall resolve to Ebbisham's reasonable satisfaction a n y failures, inabilities or delays in filling orders specified in Clause 7.8 or shall be in a position to provide a regular and guaranteed source of supply of Product(s) of equivalent quality at a price no more than fifteen percent (15%) more expensive than an Independent Third Party, Ebbisham and Elan shall negotiate in good faith an agreement on substantially the same terms as this Agreement for Elan to supply Product(s) and other chemical or formulation components to Ebbisham and each Independent Third Party Product(s) Supply Agreement shall anticipate and facilitate this eventuality.



     8.    EXPLOITATION OF LICENSED TECHNOLOGY



     8.1 E x cept as provided for in this Agreement, Ebbisham s obligations to exploit the Elan Technology shall be regulated by Clause 11 of the Joint Venture Agreement.



     8.2 Ebbisham shall exert its reasonable efforts to commercialise the Product(s) in each country of the Territory consistent with the market potential for the Product(s) in each country of the Territory determined in a commercially reasonable manner and with a view to achieving maximum benefit to the Parties.



     8.3 Ebbisham will be solely responsible for ensuring that the manufacture, promotion, distribution, marketing and sale of the Product(s) within each country of the Territory is in s t r i ct accordance with all the legal and regulatory requirements of each country of the Territory.



     8.4 All advertising, promotional materials and marketing costs needed to exploit the Product(s) are to be paid by Ebbisham. Any packaging for the Product(s) shall contain information to the effect that the Product(s) has been developed by Elan in conjunction with Emisphere and is to be agreed upon by Elan in advance. Such acknowledgement shall take into consideration regulatory requirements and Ebbisham's reasonable commercial requirements. Ebbisham shall submit copies of all trade package cartons and labels and other printed materials to Elan f o r approval before commercial sale of the Product(s) commences. In the event that, if a change in such materials from that initially approved which would require regulatory approval or filing or any other material change is proposed, all such package cartons and labels and printed materials shall be resubmitted for approval before commercial use thereof. It shall be presumed that Elan approved of such use unless Elan provides written notice of disapproval of such use to Ebbisham within thirty (30) days of delivery of such materials to Elan, such approval not to be unreasonably withheld.



     9.    FINANCIAL PROVISIONS



     9.1 I n consideration of the research and development work conducted by Elan for and on behalf of Ebbisham pursuant to the Research and Development Programmes, Ebbisham shall pay Elan the sums agreed by the Management Committee at the termination of each stage of the Research and Development Programme and subject to the proper vouching of research and development work and expenses. The sums payable shall be calculated by reference to Cost incurred by Elan and in accordance with the provisions of Clause 6.



     9.2 The price of the Product(s) to be supplied by Elan to Ebbisham shall be discussed and agreed upon between the Parties in good faith and subject to Clause 9.5 shall be supplied at Cost or such other sum as may be agreed between the Parties from time to time, provided, however, that in the event of a change in control of Ebbisham such that Elan holds less than forty five percent (45%) equity interest in Ebbisham, the Parties shall negotiate in good faith an increase in the price of such Product(s) above Cost on the basis that for every one percent (1%) reduction in the equity interest held by Elan in Ebbisham below forty five percent (45%), the price of the Product(s) shall increase by such amount as is equal to five percent (5%) of the difference between the Cost of such Product(s) and the arms length commercial sales price of such Product(s) provided however, that once Elan holds less than twenty five percent (25%) of equity interest in Ebbisham, the price for the supply of Product(s) shall be at the full commercial arms length sales price. In the event that the Parties do not agree on such a modified price, the matter shall be referred for determination by an Expert.



     9.3 Once agreed, the price of the Product(s) shall, subject to the provisions of this Clause 9.3, remain in force for twelve calendar months (12) months. The price of the Product(s) shall be reviewed by the Parties on a twelve (12) calendar month basis and shall take into account the increases in Cost, increases in the appropriate price indices and extraordinary items of expenditure which are incurred by Elan. In the event that Elan incurs extraordinary items of expenditure or there is significant inflation in any particular country, the price of the Product(s) may be reviewed by the Parties on a second occasion within the relevant twelve month period. Elan shall provide to Ebbisham documentation substantiating increases in Cost and extraordinary items of expenditure or significant inflation in any particular country.



     9.4 Payment for Product(s) so supplied shall be made by Ebbisham within thirty (30) days of receipt of an invoice therefor.



     9.5 In consideration of the license of the Elan Technology to Ebbisham, Ebbisham shall pay a royalty on Net Revenues and/or on Net Sales of the Product(s) at a rate of ten percent (10%) on Net Revenues and at a rate of ten percent (10%) on Net Sales. Notwithstanding anything herein to the contrary, no royalty shall be paid for the license of the Elan Patents on Net Revenues or Net Sales of the Product(s) in any given jurisdiction after the expiration or invalidation of the last patent issued in such jurisdiction that is covered under the terms of such license if the continued payment of such royalties is prohibited in such jurisdiction.



     9.6 In the event of a change of control of Ebbisham such that Elan holds less than forty five percent (45%) equity interest in Ebbisham and for each subsequent reduction in the equity interest in Ebbisham held by Elan, the Parties shall negotiate an adjustment in the royalties, such adjustment to be agreed between the Parties.



     9.7   Payment  of  royalties  shall  be made quarterly within thirty
           (30) days after the expiry of the calendar quarter. The method of payment shall be by way of wire transfer to an account specified by Elan. Each payment made to Elan shall be accompanied by a written report, prepared and signed by a senior financial officer of Ebbisham. In addition the report shall clearly show the Net Revenue and Net Sales for the months of the calendar quarter for which payment is being made on a country by country basis. In the event that no royalty is due to Elan for any Quarter period, the senior financial officer shall so report. In addition to the written reports accompanying each payment, Ebbisham shall notify Elan within two weeks of the end of each calendar quarter, of the Net Revenues and Net Sales of the Product(s) for that preceding quarter on a country by country basis.


     9.8 Ebbisham shall maintain and keep clear, detailed, complete, accurate and separate records so:



           9.8.1 as to enable any royalties on Net Revenues or Net Sales of the Product(s) which shall have accrued hereunder to be determined; and



           9.8.2 that any deductions made in arriving at the Net Revenues or the Net Sales can be determined.



     9.9 All payments due hereunder shall be made in United States Dollars. Payments due on Net Revenues and Net Sales of the Product(s) made in a currency other than United States Dollars shall first be calculated in the foreign currency and then converted to United States Dollars on the basis of the exchange rate in effect for the purchase of United States Dollars with such foreign currency quoted in the Wall Street Journal (or comparable publication if not quoted in the Wall Street Journal) with respect to the currency of the country of origin of such payment for the day prior to the date on which the payment by Ebbisham is being made.



     9.10 Subject to the provisions of Clauses 9.11 and 9.13 of this Agreement, Ebbisham shall pay all royalties at full rate.



     9.11 If, at any time, legal restrictions in the Territory prevent the prompt payment of running royalties or any portion thereof, the Parties shall meet to discuss suitable and reasonable alternative methods of reimbursing Elan the amount of such running royalties. In the event that Ebbisham is prevented from making any payment under this Agreement by virtue of the statutes, laws, codes or government regulations of the country from which the payment is to be made, then such payments may be paid by depositing them in the currency in which they accrue to Elan s account in a bank acceptable to Elan in the country the currency of which is involved or as otherwise agreed by the Parties.



     9.12 Elan and Ebbisham agree to co-operate in all respects necessary to take advantage of any double taxation agreements or similar agreements as may, from time to time, be available.

     9.13 Any taxes payable by Elan on any payment made to Elan pursuant to this agreement shall be for the account of Elan. If so required by applicable law any payment made pursuant to this Agreement shall be made by Ebbisham after deduction of the appropriate withholding tax in which event the Parties shall co-operate to obtain the appropriate tax clearance as soon as is practicable. On receipt of such clearance, Ebbisham shall forthwith procure that the amount so withheld is paid to Elan.




     10.   RIGHT OF AUDIT AND INSPECTION



     10.1 On not more than two times in each calendar year, Ebbisham shall permit Elan or its duly authorised representatives upon reasonable notice and at any reasonable time during normal business hours to have access to inspect and audit the accounts and records of Ebbisham and any other book, record, voucher, receipt or invoice relating to the calculation of the royalty payments on Net Revenues and Net Sales submitted to Elan. Any such inspection of Ebbisham's records shall be at the expense of Elan, except that if any such inspection reveals a deficiency in the amount of the running royalty actually paid to Elan hereunder in any calendar quarter of five percent (5%) or more of the amount of any running royalty actually due to Elan hereunder, then the expense of such inspection shall be borne solely by Ebbisham. Any amount of deficiency shall be paid promptly to Elan. If such inspection reveals a surplus in the amount of running royalty actually paid to Elan by Ebbisham, Elan shall reimburse Ebbisham the surplus.



     10.2 On not more than two times in each calendar year, Elan shall permit Ebbisham or its duly authorised representative on reasonable notice and at any reasonable time during normal business hours to have access to inspect and audit the accounts and records of Elan and any other book, record, voucher, receipt or invoice relating to the calculation or the Cost of the Research and Development Programmes or for the supply of the Product(s) and to the accuracy of the reports which accompanied them. Any such inspection of Elan's records shall be at the expense of Ebbisham, except that if any such inspection reveals an overpayment in the amount of the Costs paid to Elan for the Research and Development Programmes and/or the Product(s) supplied by Elan hereunder in any calendar quarter of five percent (5%) or more of the amount of the Costs actually due to Elan hereunder, then the expense of such inspection shall be borne solely by Elan instead of by Ebbisham. Any surplus over the Costs properly payable by Ebbisham to Elan shall be paid promptly to Ebbisham. If such inspection reveals a deficit in the amount of the Costs properly payable to Elan by Ebbisham, Ebbisham shall pay the deficit to Elan.



     10.3 In the event of any unresolved dispute regarding any alleged deficiency or overpayment of royalty payments hereunder, the matter will be referred to an independent firm of Chartered Accountants for a resolution of such dispute. Any decision by the said firm of Chartered Accountants shall be binding on the Parties.



     11.   PATENTS



     11.1 Ebbisham shall permanently mark or otherwise cause Emisphere or any third party to permanently mark all Product(s) and/or the packaging therefor with such license or patent notices and in such manner as Elan may reasonably request in writing prior to the sale or commercial use thereof.



     11.2 Elan shall be obliged to disclose promptly to Ebbisham inventions made by or on behalf of Elan in connection with the performance of the Research and Development Programmes, any patentable inventions and discoveries within the Elan Know-How that relate to the Field, the Elan Programme Know-How and any patentable Improvements developed by or on behalf of Elan (other than pursuant to one or more of the Research and Development Programmes).



     11.3 The Parties shall discuss in good faith all material issues relating to filing, prosecution and maintenance of Elan Patents (insofar as the Elan Patents are of relevance to the Field), the Elan Programme Patents, any patentable inventions and discoveries within the Elan Know-How that relate to the Field, and any patentable Improvements developed by or on behalf of Elan (other than pursuant to one or more of the Research and Development Programmes. Subject to agreement to the contrary the following provisions shall apply:



           11.3.1      Elan at its expense shall make a good faith effort
                       (a) to secure the grant of any patent applications within the Elan Patents; (b) to file and prosecute patent applications on patentable inventions and discoveries within the Elan Know-How and patentable Improvements developed by or on behalf of Elan (other than pursuant to one or more of the Research and Development Programmes); (c) to defend all such applications against third party oppositions; and (d) to maintain in force any issued letters patent within the Elan Patents (including any letters patent that may issue covering any such Improvements). Elan shall have t h e sole right in its reasonable business discretion to control such filing, prosecution, defence and maintenance; provided however, that Ebbisham, at its request, shall be provided with copies of all documents relating to such filing, p r osecution, defence, and maintenance in sufficient time to review such documents and comment thereon, if desired by Ebbisham, prior to filing.



           11.3.2 In the event that Elan informs Ebbisham that it does not intend to file patent applications on patentable inventions and discoveries within the E l an Know-How that relate to the Field or patentable Improvements developed by or on behalf of Elan (other than pursuant to one or more of the Research and Development Programmes in one or more countries in the Territory or fails to file such an application within a reasonable period of time, but in no event less than four (4) months after disclosure to Ebbisham pursuant to Clause 11.2, Ebbisham shall have the right, but not the obligation, at Ebbisham's sole expense to file and prosecute such patent application(s) in the joint names of Elan and Ebbisham and Elan upon written request from Ebbisham shall execute all documents, forms and declarations and to do all things as shall be reasonably necessary to enable Ebbisham to exercise such option and right.



           11.3.3 In relation to Elan Programme Patents, Ebbisham at its expense shall have the right but shall not be obligated (a) to secure the grant of any patent applications within the Elan Programme Patents;
                       (b) to file and prosecute patent applications on patentable inventions and discoveries within the Elan Programme Know-How; (c) to defend all such applications against third party oppositions; and
                       (d) to maintain in force any issued letters patent within the Elan Programme Patents including any Patents that issue on patentable inventions and discoveries within the Elan Programme Know-How). Ebbisham shall have the right to control such filing, prosecution, defence and maintenance; provided however Elan and Emisphere at their request shall be provided with copies of all documents relating to such filing, prosecution, defence, and maintenance in sufficient time to review such documents and comment thereon, if desired by Elan and Emisphere, prior to filing.



           11.3.4 In the event that Elan informs Ebbisham that it does not intend to file patent applications on patentable inventions and discoveries within the Elan Programme Know-How outside the Field or the Emisphere Programme Know-How outside the Field or fails to file such an application within a reasonable period of time, but in no event less than four (4) months after disclosure to Ebbisham pursuant to Clause 11.2 hereof, or Clause 11.2 of the Emisphere Licence Agreement Ebbisham shall have the right, insofar as it is necessary to enable Elan to exploit the Elan Programme Know-How or Emisphere Programme Know-How outside the Field pursuant to Clause 2.4 of this Agreement or Clause
                       8.3 of the Joint Venture Agreement, but not the obligation at Ebbisham's sole expense to file and prosecute such patent application(s) in Ebbisham's name and Elan upon written request from Ebbisham s h all execute all documents, forms and declarations and to do all things as shall be r e a sonably necessary to enable Ebbisham to exercise such option and right. Notwithstanding anything herein to the contrary, the Parties agree that Elan shall own all right, title and interest in such patent applications and any patents that m a y issue thereon (including any and all divisions, continuations, continuations-in-part, extensions, additions or reissues thereto or thereof), provided, however, that such applications and patents shall be deemed subject to the license to be granted to Elan under Clause
                       8.1 of the Joint Venture Agreement.



     11.4 Elan and Ebbisham shall promptly inform the other in writing of any alleged infringement of any patents within the Elan Patents or the Elan Programme Patents or the Company Programme Technology or any alleged misappropriation of trade secrets within the Elan Know-How, the Elan Programme Know-How and the Company Technology by a third party of which it becomes aware and provide the other with any available evidence of such infringement or misappropriation.


           11.4.1 During the term of this Agreement, Ebbisham shall have the right to prosecute at its own expense and for its own benefit any alleged infringements of the Elan Patents or misappropriation of the Elan K n o w -How insofar as such infringements or misappropriations relate to the Field. In the event that Ebbisham takes such action, Ebbisham shall do so solely at its own cost and expense. At Ebbisham's request, Elan will co-operate with such action insofar as the said action relates to the Field, at Ebbisham's sole cost and expense. S h o uld Ebbisham decide not to pursue such infringers within a reasonable period but in any event within sixty (60) days after receiving written notice of such alleged infringement or misappropriation, or if such alleged infringement or misappropriation do not relate to the Field, E l a n may in its discretion initiate such proceedings in its own name, at its own expense and for its own benefit, and at Elan's request, Ebbisham will co-operate with such action, at Elan's sole cost and expense. In the alternative, t h e P arties may agree to institute such proceedings in their joint names and shall reach agreement as to the proportion in which they will share the proceeds of any such proceedings, and the expense of any costs not recovered, or the costs or damages payable to the third party. If the infringement of the Elan Patents affects the Field as well as other products being developed or commercialised by Elan or its commercial partners, the Parties shall agree as to the manner in which the proceedings should be instituted and shall reach agreement as to the proportion in which they will share the proceeds of any such proceedings, and the expense of any costs not recovered, or the costs or damages payable to the third party.



           11.4.2 During the term of this Agreement, Ebbisham shall have the first right but not the obligation to bring suit or otherwise take action against any alleged infringement of the Elan Programme Patents or the Emisphere Programme Patents or alleged misappropriation of the Elan Programme Know-How or Emisphere Programme Know-How. In the event that Ebbisham takes such action, Ebbisham shall do so solely at its own cost and expense and all damages and monetary award recovered in or with respect to such action shall be the property of Ebbisham. At Ebbisham's request, Elan will co-operate with any such action at Ebbisham's sole cost and expense. In the event that Ebbisham decides not to take such action against such infringement or misappropriation or fails to do so within a reasonable period but in any event within sixty
                       (60) days after receiving written notice of such alleged infringement or misappropriation and such Elan Programme Technology or Emisphere Programme Technology would be subject to the license to Elan in Clause 8.1 of the Joint Venture Agreement, Elan may in its discretion initiate such proceedings in its own name (or in Ebbisham's name if required by law; provided, however, that Elan identifies itself as the real Party in interest and does not take any action that would expose Ebbisham to liability of any kind). In the event that Elan initiates such action, it shall do so solely at its sole cost and expense and all damages and monetary award recovered in or with respect to such action shall be the property of Elan. At Elan's request, Ebbisham agrees to cooperate with Elan in any such proceeding at Elan's sole cost and expense. In the alternative, the Parties may agree to institute such proceedings in their joint n a mes and shall reach agreement as to the proportion in which they will share the proceeds of any such proceedings, and the expense of any costs not recovered, or the costs or damages payable to the third party.



     11.5 In the event that a claim or proceedings are brought against Ebbisham by a third party alleging that the sale, distribution or use of the Product(s) in the Territory solely because of E b b i sham's use of the Elan Technology infringes the intellectual property rights of such a third party, Ebbisham shall promptly advise Elan of such threat or suit. Elan shall indemnify Ebbisham against such a claim in the event that Elan should as of the date of execution of this Agreement have reasonably been aware of such third party intellectual property rights and provided that Ebbisham shall not (a) acknowledge to the third party or to any other Person the validity of the patent rights of such a third party or (b) compromise or settle any claim or proceedings relating thereto without the prior written consent of Elan. At its option, Elan may elect to take over the sole conduct and control of such proceedings from Ebbisham and, at Elan's request, Ebbisham agrees to cooperate with Elan in any such proceeding at Elan's sole cost and expense.



     11.6 In the event that a claim or proceedings are brought against Ebbisham by a third party alleging that the sale, distribution or use of the Product(s) in the Territory solely because the use of the Elan Technology infringes the patent rights of such a third party and Elan should not reasonably have been aware at the date of the execution of the Agreement of such third party intellectual property rights, Ebbisham and Elan shall meet to discuss in what manner the said proceedings should be defended and, the manner in which any award for damages, costs and expenses incurred in respect of or arising out of such a claim or proceedings should be borne as between Elan and Ebbisham.



     11.7 Except as provided in Clause 11.5, Elan shall have no liability to Ebbisham whatsoever or howsoever arising for any losses incurred by Ebbisham as a result of having to cease selling Product(s) or having to defer the launch of selling Product(s) as a result of any infringement proceedings.









     12.   CONFIDENTIAL INFORMATION



     12.1 The Parties acknowledge that it may be necessary, from time to time, to disclose to each other confidential and proprietary information, including without limitation, inventions, works of authorship, trade secrets, specifications, designs, data, know-how and other information, relating to the Field, the Products, processes, and services of the disclosing Party.



     12.2 The Parties agree that the information to be disclosed by Emisphere and Elan to the Company may include trade secrets, know-how and other proprietary information and data regarding the Carriers or Emisphere Technology, Elan Technology or the Company Programme Technology, as the case may be. It is agreed that the information to be disclosed by the Company to Emisphere and Elan may include trade secrets, know-how and other proprietary information and data regarding the Compounds or the Products. The foregoing shall be referred to collectively as "Confidential Information". Any Confidential Information revealed by a Party to another Party shall be used by the receiving Party exclusively for the purposes of fulfilling the receiving Party s obligations under this Agreement, the Joint Venture Agreement and the Elan Supply Agreement and for no other purpose.


     12.3 Each Party agrees to disclose Confidential Information of another Party only to those employees, representatives and agents requiring knowledge thereof in connection with their duties directly related to the fulfilling of the Party s obligations under this Agreement. Each Party further agrees to inform all such employees, representatives and agents of the terms and provisions of this Agreement and their duties hereunder and to obtain their consent hereto as a condition of receiving Confidential Information. Each Party agrees that it will exercise the same degree of care, but in no event less than a reasonable degree, and protection to preserve the proprietary and confidential nature of the Confidential Information disclosed by a Party, as the receiving Party would exercise to preserve its own proprietary and confidential information. Each Party agrees that it will, upon request of a Party, return all documents and any copies thereof containing Confidential Information belonging to or disclosed by, such Party.



     12.4 Any breach of this Clause 12 by any of the Persons informed by one of the Parties is considered a breach by the Party itself.



           Confidential Information shall not be deemed to include:



           (i)   information that is in the public domain;



           (ii)  information  which  is  made  public  by  the disclosing
                 Party;



           (iii) information which is independently developed by a Party;



           (iv) information that is published or otherwise becomes part of the public domain without any disclosure by a Party, or on the part of a Party s directors, officers, agents, representatives or employees;



           (v) information that becomes available to a Party on a non-confidential basis, whether directly or indirectly, from a source other than a Party, which source, to the best
                 o f the Party s knowledge, did not acquire this information on a confidential basis; or


           (vi) information which the receiving Party is required to disclose pursuant to a valid order of a court or other governmental body or any political subdivision thereof or otherwise required by law.



     12.5 The provisions relating to confidentiality in this Clause 12 shall remain in effect during the term of this Agreement, and for a period of seven (7) years following the expiration or earlier termination of this Agreement but shall not apply to any information which a Party is required to file or otherwise disclose in accordance with requirements which are legally binding on it.



     12.6 The Parties agree that the obligations of this Clause 12 are necessary and reasonable in order to protect the Parties' respective businesses, and each Party expressly agrees that monetary damages would be inadequate to compensate a Party for any breach by the other Party of its covenants and agreements set forth herein. Accordingly, the Parties agree and acknowledge that any such violation or threatened violation will cause irreparable injury to a Party and that, in addition to any other remedies that may be available, in law and equity or otherwise, any Party shall be entitled to obtain injunctive relief against the threatened breach of the provisions of this Clause 12, or a continuation of any such breach by the other Party, specific performance and other equitable relief to redress such breach together with its damages and reasonable counsel fees and expenses to enforce its rights hereunder, without the necessity of proving actual or express damages.



     13.   TRADEMARKS



     13.1 Ebbisham undertakes that all Product(s) and all materials u t i lised in connection with the provision, marketing, distribution, advertising and/or marketing thereof shall be of a consistent and high standard of quality, commensurate with the prestige of the Elan Trademarks and that its use of the Elan Trademarks shall conform to such reasonable standards as Elan shall from time to time specify. Ebbisham shall cooperate fully with the reasonable instructions of Elan with respect to the maintenance of such standards.



     13.2  Ebbisham shall:


           13.2.1 subject to the agreement of Ebbisham s commercial p a r tner such as a sub-licensee, favourably consider promoting and using the Elan Trademarks in each country of the Territory and provide proof of use of the Elan Trademarks if requested by Elan;



           13.2.2 use the Elan Trademarks strictly in compliance with any applicable trademark and other laws and regulations and to use such legends, markings and notices in connection therewith as are required by law or otherwise reasonably required by Elan to protect Elan's rights therein;



           13.2.3 do nothing to mislead the public as to the nature or quality of any Product(s) on which the Elan Trademarks are affixed nor use it on advertising or display materials which are unethical, immoral or offensive to good taste;



           13.2.4 at Elan's reasonable request supply samples of the Product(s) and any materials utilized in connection with the distribution, advertising and/or marketing thereof that bear or incorporate the Trademarks for inspection by Elan;



           13.2.5 not adopt or seek to register any trademark, design or logo confusingly similar to the Elan Trademarks; and



           13.2.6      promptly  notify  Elan  in  writing if any alleged
                       infringement  or  unauthorized  use    of the Elan
                       Trademarks comes to Ebbisham's attention.



     13.3 Ebbisham undertakes to use the Elan Trademarks in relation only to the Product(s) (or materials for advertising and promotion thereof), and in accordance with any reasonable specifications and directions given by Elan from time to time. In particular, but without limitation, Ebbisham agrees to state on the Product(s) or materials for the advertising or promotion thereof that the Elan Trademarks is used under license from Elan.


     13.4 Ebbisham shall take no action which could prejudice the validity, re-registration or reputation of the Elan Trademarks or which could impair the reputation, business standing or prestige of Elan.



     13.5 Elan shall remain the owner of the Elan Trademarks and the goodwill associated with the same and Ebbisham agrees not to assert any ownership interest in the Elan Trademarks or the goodwill associated therewith. Ebbisham shall own and retain all right, title, and interest in and to any trademark or trademarks (other than the Elan Trademarks and the Emisphere Trademarks) used in the Territory in connection with the sale of the Product(s).



     13.6 Elan shall have the exclusive right to take such action in r e spect of the registration, defence, infringement and maintenance of the Elan Trademarks as Elan in its reasonable business judgement deems appropriate. Ebbisham shall provide all such assistance and co-operation, including the furnishing of documents and information and the execution of registered user documentation or the like, as may be required to give effect to any action as may be taken, or required to be taken, by Elan. In taking any such action, Elan shall consider the legitimate commercial interests of Ebbisham.



     13.7 New trademarks used in relation to the Elan Programme Technology, the Emisphere Programme Technology, the Company Programme Technology, or the Product(s) and all registrations t h e reof and applications therefor shall be owned and registered by Ebbisham. New trademarks used in relation to t h e Elan Technology and all registrations thereof and applications therefor shall be owned and registered by Elan and shall constitute Elan Trademarks.



     14.   TERM OF AGREEMENT



     14.1 Subject to the rights of earlier termination set out in Clauses 14.3 and 14.4 and the provisions regarding the payment of royalties in Clauses 9.5 and 9.6 this Agreement is concluded for a period commencing as of the Effective Date and expiring on a Product(s) by Product(s) basis and on a country by country basis on the last to occur of:


           14.1.1 10 (ten) years starting from the date of the launch of the Product(s) in the country concerned; or



           14.1.2 the last to expire patent included in the Elan Patents and/or the Elan Programme Patents and/or the Emisphere Programme Patents.



     14.2 At the end of the term as specified in Clause 14.1 above (the "Initial Period"), the Agreement shall continue automatically for an additional period or periods of three (3) years, unless the Agreement has been terminated by Ebbisham or Elan on serving two (2) years' written notice on the other prior to the end of the Initial Period or any additional three (3) year period.



     14.3 In addition to the rights of early or premature termination provided for elsewhere in this Agreement, in the event that any of the terms or provisions hereof are incurably breached by either Party, the non-breaching Party may immediately terminate this Agreement by written notice. Subject to the other provisions of this Agreement, in the event of any other breach, the non-breaching Party may terminate this Agreement by giving written notice to the breaching Party that this Agreement will terminate on the sixtieth (60th) day from notice unless cure is sooner effected. If the breaching Party has proposed a course of action to rectify the breach and is acting in good faith to rectify same but has not cured the breach by the sixtieth (60th) day, the said period shall be extended by such period as is reasonably necessary to enable the breach to be cured.



     14.4.1 As used in this Clause 14.4.1, the term Event of Bankruptcy relating to either Party shall mean:



           (a) t h e appointment of a liquidator, receiver, administrator, examiner, trustee or similar officer of either Party or over all or a substantial part of its assets under the law of any applicable jurisdiction, including without limit, the United States of America; or


           (b) an application or petition for bankruptcy, corporate re-organisation, composition, administration, examination, arrangement or any other procedure similar to any of the foregoing under the law of any applicable jurisdiction, including without limit, the United States of America, is filed, and is not discharged within thirty (30) days, or if either Party applies for or consents to the appointment of a receiver, administrator, examiner or similar officer of it or of all or a material part of its assets, rights or revenues or the assets and/or the business of either Party are for any reason seized, confiscated or condemned.



     14.4.2      If  at  any  time  during the term of this Agreement, an
                   Event  of  Bankruptcy   (as defined above) relating to
                 Elan occurs, Ebbisham shall have, in addition to all other legal and equitable rights and remedies available hereunder, the option to terminate this Agreement upon thirty (30) days written notice, given within sixty
                 (60) days following the date that Ebbisham becomes aware of the Event of Bankruptcy. Upon such termination by Ebbisham, Ebbisham shall be entitled to solely continue the activities conducted or to be conducted pursuant to this Agreement but for the Event of Bankruptcy.



     14.4.3      If  at  any  time  during the term of this Agreement, an
                   Event  of  Bankruptcy   (as defined above) relating to
                 Ebbisham occurs, other than in circumstances where:



           (a) the Event of Bankruptcy arises directly or indirectly as a result of a dispute between Elan and Emisphere and it is unlikely that the Event of Bankruptcy would have arisen if Elan and Emisphere had been in agreement, rather than in dispute; or



           (b) neither Elan nor Emisphere purchases the interest of the other in Ebbisham, in accordance with the provision of Clause 22 of the Joint Venture Agreement;



           Elan shall have, in addition to all other legal and equitable rights and remedies available hereunder, the option to terminate this Agreement upon thirty (30) days written notice, given within sixty (60) days following the date that Elan becomes aware of the Event of Bankruptcy.


     14.5 Upon exercise of those rights of termination as specified in Clause 14.1 to Clause 14.4 inclusive or elsewhere within the A g reement, this Agreement shall, subject to the other provisions of the Agreement, automatically terminate forthwith and be of no further legal force or effect.



     14.6  Upon expiration or termination of the Agreement:



           14.6.1 any sums that were due from Ebbisham to Elan on Net Revenues or Net Sales in the Territory or in such particular country or countries in the Territory, as the case may be, prior to the expiration or termination of this agreement as set forth herein shall be paid in full within sixty
                       (60) days of the expiration or termination of this Agreement for the Territory or for such particular country or countries in the Territory, as the case may be;



           14.6.2 all confidentiality provisions set out herein shall remain in full force and effect;



           14.6.3 all responsibilities and warranties shall insofar as are appropriate remain in full force and effect;



           14.6.4 the rights of inspection and audit set out in Clause 10 shall continue in force for a period of one year;



           14.6.5 except as expressly provided for under Clause 1 4 .6.6 all rights, licenses and sublicenses granted in and pursuant to this Agreement shall cease for the Territory or for such particular country or countries in the Territory, as the case may be. Following such expiration or termination, Ebbisham may not thereafter, except as expressly p r ovided for in Clause 14.6.6, use in the T e rritory or in such particular country or countries in the Territory, as the case may be,
                       (a) any valid and unexpired Elan Patents, (b) any E l a n Know-How that remains confidential or otherwise proprietary to Elan, and/or (c) any Elan Trademarks; and



           14.6.6 Ebbisham shall promptly make an accounting to Elan of the inventory of the Product(s) which it has in the Territory or for such particular country or countries in the Territory, as the case may be, if any, as of the date of such termination and
                       Ebbisham shall thereafter have the right for a period of six (6) months after said expiration or t e r mination to sell such inventory of the Product(s) in the Territory or in such particular country or countries in the Territory, as the case may be, or, if appropriate and legally p e rmissible, to transport such inventory of
                       P r o duct(s) for sale in another country or countries in the Territory within such six month period; provided that the Net Sales thereof shall be subject to the royalty provisions of Clause 9 and so payable to Elan. Thereafter, any remaining inventory of Product(s) shall be disposed of by mutual agreement of the Parties in accordance with regulatory requirements.



     15.   WARRANTIES/INDEMNITIES



     15.1 Elan represents and warrants that it has the sole, exclusive and unencumbered right to grant the licenses and rights herein granted to Ebbisham, and that it has not granted any option, license, right or interest in or to the Elan Technology or the Product(s) to any third party which would conflict with the rights granted by this Agreement.



     15.2 Ebbisham represents and warrants that it has the sole, exclusive and unencumbered right to grant the licenses and rights herein granted to Elan and that it has not granted any option, license, right or interest in or to the Elan Programme Technology, Emisphere Programme Technology or the Company Programme Technology to any third party which would conflict with the rights granted by this Agreement.



     15.3 Elan represents and warrants that to the best of its knowledge, the true inventors of the subject matter claimed are named in the Elan Patents and all such inventors have irrevocably assigned all their rights and interests therein to Elan.



     15.4 Elan represents and warrants that it is not aware of any information material to the examination of the Elan Patents that was not disclosed to the United States Patent Office.



     15.5 Elan and Ebbisham represent and warrant for the benefit for each other that the execution of this Agreement by them and the full performance and enjoyment of the rights of them under this Agreement will not breach the terms and conditions of any l i c ense, contract, understanding or agreement, whether express, implied, written or oral between them and any third party.



     15.6 Elan and Ebbisham represent and warrant for the benefit of each other that as of the date of executing this Agreement, to the best of their knowledge no patents, trade secrets or any other proprietary rights of any third party would be infringed by the manufacture, use or sale of the Product(s).



     15.7 Elan represents and warrants that with respect to all regulatory filings to obtain NDA approvals, to the best of E l a n's knowledge, the data and information in Elan's submission(s) are and shall be free from fraud or material falsity, that the NDA approvals have not been and will not be obtained either through bribery or the payment of illegal g r a t uities, that the data and information in Elan's submissions are and shall be accurate and reliable for purposes of supporting approval of the submissions, and that the NDA approvals are and shall be obtained without illegal or unethical behaviour of any kind.



     15.8 Elan represents and warrants that the Product(s) supplied to Ebbisham by Elan under this Agreement shall conform to the Specifications and in accordance with all regulations and requirements of the FDA including the then current Good Manufacturing Practice (cGMP) regulations which apply to the manufacture and supply of the Product(s). Elan represents and warrants that the Product(s) supplied to Ebbisham shall not be adulterated or mis-branded as defined by the US Federal Food, Drug and Cosmetic Act, and shall not be a product which would violate any section of such Act if introduced in interstate commerce. EXCEPT AS EXPRESSLY STATED IN THIS CLAUSE 15.8, ALL OTHER WARRANTIES, CONDITIONS AND REPRESENTATIONS, EXPRESS OR IMPLIED, STATUTORY OR OTHERWISE, INCLUDING A WARRANTY AS TO THE QUALITY OR FITNESS FOR ANY PARTICULAR PURPOSE OF THE PRODUCT(S) ARE HEREBY EXCLUDED AND ELAN SHALL NOT BE LIABLE IN CONTRACT, TORT OR OTHERWISE FOR ANY LOSS, DAMAGE, EXPENSE OR INJURY OF ANY KIND WHATSOEVER, CONSEQUENTIAL OR OTHERWISE, ARISING OUT OF OR IN CONNECTION WITH THE PRODUCT(S) OR ANY DEFECT IN THE PRODUCT(S) OR FROM ANY OTHER CAUSE.



     15.9 Elan is fully cognisant of all applicable statutes, ordinances a n d regulations of the Territory with respect to the manufacture of the Product(s) including, but not limited to, the U.S. Federal Food, Drug and Cosmetic Act and regulations thereunder, Good Laboratory Practices and Good Manufacturing P r a ctices. Elan shall manufacture the Product(s) in conformance with the Specifications and the Drug Master File and in a manner which fully complies with such statutes, ordinances, regulations and practices.



     15.10 In addition to any other indemnifications provided for herein, Elan shall indemnify and hold harmless Ebbisham and its Affiliates and their respective employees, agents, partners, officers and directors from and against any claims, losses, liabilities or damages (including reasonable attorney's fees and expenses) incurred or sustained by Ebbisham arising out of or in connection with any (a) breach of any representation, covenant, warranty or obligation by Elan hereunder, or (b) any act or omission on the part of Elan or any of its agents or employees in the performance of this Agreement.



     15.11 In addition to any other indemnifications provided for herein, Ebbisham shall indemnify and hold harmless Elan and its Affiliates and their respective employees, agents, partners, officers and directors from and against any claims, losses, liabilities or damages (including reasonable attorney's fees and expenses) incurred or sustained by Elan arising out of or in connection with any (a) breach of any representation, covenant, warranty or obligation by Ebbisham hereunder, or (b) any act or omission on the part of Ebbisham or any of its agents or employees in the performance of this Agreement.



     15.12 Ebbisham shall assume the sole and entire responsibility and shall indemnify and save harmless Elan from any and all claims, liabilities, expenses, including reasonable attorney's fees, responsibilities and damages by reason of any claim, proceedings, action, liability or injury arising out of any faults of the Product(s) resulting from the transport, packaging, storage, handling, distribution, marketing or sale of the Product(s) by Ebbisham, to the extent that it was caused by the negligence or wrongful acts or omissions on the part of Ebbisham.



     15.13 As a condition of obtaining an indemnity in the circumstances set out above, the Party seeking an indemnity shall:



           15.13.1     fully  and  promptly notify the other Party of any
                       claim   or  proceeding,  or  threatened  claim  or
                       proceeding;



           15.13.2 permit the indemnifying Party to take full care and control of such claim or proceeding;



           15.13.3 cooperate in the investigation and defence of such claim or proceeding;



           15.13.4 not compromise or otherwise settle any such claim or proceeding without the prior written consent of the other Party, which consent shall not be unreasonably withheld conditioned or delayed; and



           15.13.5 take all reasonable steps to mitigate any loss or l i ability in respect of any such claim or proceeding.



     15.14 NOTWITHSTANDING ANYTHING TO THE CONTRARY IN THIS AGREEMENT, ELAN AND EBBISHAM SHALL NOT BE LIABLE TO THE OTHER BY REASON OF ANY REPRESENTATION OR WARRANTY, CONDITION OR OTHER TERM OR ANY DUTY OF COMMON LAW, OR UNDER THE EXPRESS TERMS OF THIS AGREEMENT, FOR ANY CONSEQUENTIAL OR INCIDENTAL LOSS OR DAMAGE (WHETHER FOR LOSS OF PROFIT OR OTHERWISE) AND WHETHER OCCASIONED BY THE NEGLIGENCE OF THE RESPECTIVE PARTIES, THEIR EMPLOYEES OR AGENTS OR OTHERWISE.



     16.   REGULATORY APPROVALS


     16.1 During the INDA registration procedure, each Party shall keep the other Parties promptly and fully advised of such Party's registration activities, progress and procedures. Each Party shall inform the other Parties of any dealings such Party has with the FDA and shall furnish the other Parties with copies of all correspondence. The Parties shall collaborate in relation to obtaining the approval of the FDA for final approved labelling.



     16.2 Any and all INDAs and other applications for regulatory approval filed hereunder for the Product(s) shall remain the property of Ebbisham, provided that Ebbisham shall allow the other Parties access thereto to enable those Parties to fulfil their obligations and exercise their rights under this Agreement, the Emisphere Supply Agreement and the Elan Supply Agreement, the Emisphere License and the Elan License. Ebbisham shall maintain such INDAs at its own cost.



     16.3 Save as otherwise outlined in this Agreement, the costs and expenses of any filings and proceedings made by Ebbisham to the FDA, including post approval studies required by the FDA in respect of the Product(s), and to maintain the FDA approval hereunder shall be paid by Ebbisham.



     16.4 Each Party shall indemnify and hold harmless the other Parties, its agents and employees from and against all claims, damages, losses, liabilities and expenses to which Ebbisham, its agents, and employees may become subject related to or a r ising out of Elan's bad faith, gross negligence or intentional misconduct in connection with the filing or maintenance or failure to file or maintain or prosecute the NDA.



     16.5 Subject to the provisions of Clause 16.4, it is hereby acknowledged that there are inherent uncertainties involved in the registration of pharmaceutical products with the FDA i n s o far as obtaining approval is concerned and such uncertainties form part of the business risk involved in undertaking the form of commercial collaboration as set forth in this Agreement. Therefore, save for using its reasonable efforts, Elan shall have no liability to Ebbisham solely as a result of any failure of the Product(s) to achieve the approval of the FDA, or any other regulatory body in the Territory.


     17.   INSURANCE



     17.1 Elan shall maintain comprehensive general liability insurance, including product liability insurance on the Product(s) manufactured and/or sold by Elan in such prudent amount as shall be determined by the Management Committee for the duration of this Agreement and for a period of two (2) years thereafter. Elan shall provide Ebbisham with a certificate from the insurance company verifying the above and undertakes to notify Ebbisham directly at least thirty (30) days prior to the expiration or termination of such coverage. Elan shall also provide Ebbisham with a vendor's certificate substantially in a form to be agreed between the Parties.



     17.2 E b bisham shall maintain comprehensive general liability insurance, including product liability insurance on Product(s) m a n ufactured and/or sold by Ebbisham that incorporate intellectual property licensed hereunder by Elan in such prudent amount as shall be determined by the Management Committee for the duration of this Agreement and three (3) years thereafter. Ebbisham shall provide Elan with a certificate from the insurance company verifying the above and undertakes to notify Elan thirty (30) days prior to the expiration or termination of such coverage.



     18.   IMPOSSIBILITY OF PERFORMANCE - FORCE MAJEURE



     18.1 Neither Party to this Agreement shall be liable for delay in the performance of any of its obligations hereunder if such delay results from causes beyond its reasonable control, including, without limitation, acts of God, fires, strikes, acts of war, or intervention of a government authority, non availability of raw materials, but any such delay or failure shall be remedied by such Party as soon as practicable.



     19.   SETTLEMENT OF DISPUTES; PROPER LAW



     19.1 The Parties will attempt in good faith to resolve any dispute arising out of or relating to this Agreement promptly by negotiation between executives of the Parties. In the event that such negotiations do not result in a mutually acceptable resolution, the Parties agree to consider other dispute resolution mechanisms including mediation. Subject to the provisions of Clause 19.2, in the event that the Parties fail t o agree on a mutually acceptable dispute resolution mechanism, any such dispute shall be finally settled by the courts of competent jurisdiction. The Parties hereby submit to the jurisdiction of the state and Federal courts located in the state of New York and the courts of Ireland and the Parties hereby waive any and all defences of improper venue or that the Forum is inconvenient.



     19.2 Where under any provision of this Agreement any matter is to be determined by an Expert, the provisions of Clause 21 of the Joint Venture Agreement shall apply.



     19.3 T h is Agreement shall be governed by and construed in accordance with the laws of Ireland.



     20.   ASSIGNMENT



     20.1 This Agreement may not be assigned by either Party without the prior written consent of the other, which consent shall not be unreasonably withheld, conditioned or delayed, save that either Party may assign this Agreement to its Affiliate without such consent, provided that such assignment does not have any adverse tax consequences on the other Party. Elan and Ebbisham will discuss any assignment by either Party to an Affiliate prior to its implementation in order to avoid or reduce any additional tax liability to the other Party resulting solely from different tax law provisions applying after such assignment to an Affiliate. For the purpose hereof, an additional tax liability shall be deemed to have occurred if either Party would be subject to a higher net tax on payments made hereunder after taking into account any applicable tax treaty and available tax credits than such Party was subject to before the proposed assignment.



     21.   NOTICES



     21.1 Any notice to be given under this Agreement shall be sent in writing in English by registered airmail or telefaxed to the following addresses:


           If to Ebbisham:



           Ebbisham Limited

           Monksland

           Athlone

           County Westmeath

           Ireland



           Attention:  Company Secretary

           Telephone:  353 902 95000

           Telefax:    353 902 92427



           If to Elan:



           Elan Corporation plc

           Monksland

           Athlone

           Co Westmeath

           Ireland



           Attention:  Vice     President,    General    Counsel,    Elan
     Pharmaceutical                Technologies

           Telephone:  353 902 94666

           Telefax :   353 902 92427



           with a copy to Emisphere at:



           Emisphere Technologies, Inc.







           15 Skyline Drive

           Hawthorne

           New York

           USA 10532



           Attention:  Vice President Business Development

           Telephone:  (914) 347 2220

           Telefax:    (914) 347 2498



           or to such other address(es) and telefax numbers as may from time to time be notified by either Party to the other hereunder.



     21.2 Any notice sent by mail shall be deemed to have been delivered within seven (7) working days after despatch and any notice sent by telex or telefax shall be deemed to have been delivered within twenty four (24) hours of the time of the despatch. Notice of change of address shall be effective upon receipt.



     22.   MISCELLANEOUS CLAUSES



     22.1 No waiver of any right under this Agreement shall be deemed effective unless contained in a written document signed by the Party charged with such waiver, and no waiver of any breach or failure to perform shall be deemed to be a waiver of any other breach or failure to perform or of any other right arising under this Agreement.



     22.2 If any provision in this Agreement is agreed by the Parties to be, or is deemed to be, or becomes invalid, illegal, void or unenforceable under any law that is applicable hereto, (i) such provision will be deemed amended to conform to applicable laws so as to be valid and enforceable or, if it cannot be so amended without materially altering the intention of the Parties, it will be deleted, with effect from the date of such agreement or such earlier date as the Parties may agree, and ( i i) the validity, legality and enforceability of the







           remaining provisions of this Agreement shall not be impaired or affected in any way.



     22.3 The Parties shall use their respective reasonable endeavours to ensure that the Parties and any necessary third party shall do, execute and perform all such further deeds, documents, assurances, acts and things as any of the Parties hereto may reasonably require by notice in writing to the other Party or such third party to carry the provisions of this Agreement.



     22.4 This Agreement shall be binding upon and enure to the benefit of the Parties hereto, their successors and permitted assigns and sub-licenses.



     22.5 No provision of this Agreement shall be construed so as to negate, modify or affect in any way the provisions of any other agreement between the Parties unless specifically referred to, and solely to the extent provided, in any such other agreement. In the event of a conflict between the provisions of this Agreement and the provisions of the Joint Venture Agreement, the terms of the Joint Venture Agreement shall prevail unless this Agreement specifically provides otherwise.



     22.6 No amendment, modification or addition hereto shall be effective or binding on either Party unless set forth in writing and executed by a duly authorised representative of each Party.



     22.7 This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute this Agreement.



     22.8 Each of the Parties undertake to do all things reasonably within its power which are necessary or desirable to give effect to the spirit and intent of this Agreement.



     22.9 Each of the Parties hereby acknowledges that in entering into this Agreement it has not relied on any representation or warranty save as expressly set out herein or in any document referred to herein.



     22.10 Nothing contained in this Agreement is intended or is to be construed to constitute Elan and Ebbisham as partners, or Elan as an employee of Ebbisham, or Ebbisham as an employee of Elan. Neither Party hereto shall have any express or implied right or authority to assume or create any obligations on behalf of or in the name of the other Party or to bind the other Party to any contract, agreement or undertaking with any third party.







     IN WITNESS THEREOF the Parties hereto have executed this Agreement in duplicate.





     SIGNED BY

     For and on behalf of

     ELAN CORPORATION PLC.

     in the presence of:





















     SIGNED BY

     For and on behalf of

     EBBISHAM LIMITED

     in the presence of:


-----------------------------------------------------------------------------






                                  EXHIBIT 10



               License Agreement dated September 26, 1996 by and
                    between Ebbisham Limited and the Company









-----------------------------------------------------------------------------



     This Agreement is made the           day of September 1996









     BY AND BETWEEN







     Ebbisham Limited



     An  Irish  company,  of  2  Harbourmaster  Place, Custom House Dock,
     Dublin 1



     AND



     Emisphere Technologies, Inc.



     A Delaware corporation, of 15 Skyline Drive, Hawthorne, NY 10595 US





                               LICENSE AGREEMENT



                               TABLE OF CONTENTS



     Section                                                          Page



1.    DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . .       2



2.    GRANT OF RIGHTS . . . . . . . . . . . . . . . . . . . . . .      10


3.    IMPROVEMENTS  . . . . . . . . . . . . . . . . . . . . . . .      11


4.    RIGHTS OF FIRST REFUSAL . . . . . . . . . . . . . . . . . .      11


5.    INTELLECTUAL PROPERTY RIGHTS  . . . . . . . . . . . . . . .      12


6.    RESEARCH AND DEVELOPMENT  . . . . . . . . . . . . . . . . .      12


7.    SUPPLY OF CARRIERS  . . . . . . . . . . . . . . . . . . . .      13


8.    EXPLOITATION OF LICENSED TECHNOLOGY . . . . . . . . . . . .      16


9.    FINANCIAL PROVISIONS  . . . . . . . . . . . . . . . . . . .      17


10.   RIGHT OF AUDIT AND INSPECTION . . . . . . . . . . . . . . .      20


11.   PATENTS . . . . . . . . . . . . . . . . . . . . . . . . . .      21


12.   CONFIDENTIAL INFORMATION  . . . . . . . . . . . . . . . . .      25


13.   TRADEMARKS  . . . . . . . . . . . . . . . . . . . . . . . .      27


14.   TERM OF AGREEMENT . . . . . . . . . . . . . . . . . . . . .      28


15.   WARRANTIES/INDEMNITIES  . . . . . . . . . . . . . . . . . .      31


16.   REGULATORY APPROVALS  . . . . . . . . . . . . . . . . . . .      34


17.   INSURANCE . . . . . . . . . . . . . . . . . . . . . . . . .      35


18.   IMPOSSIBILITY OF PERFORMANCE - FORCE MAJEURE  . . . . . . .      36


19.   SETTLEMENT OF DISPUTES; PROPER LAW  . . . . . . . . . . . .      36


20.   ASSIGNMENT  . . . . . . . . . . . . . . . . . . . . . . . .      36


21.   NOTICES . . . . . . . . . . . . . . . . . . . . . . . . . .      37


22.   MISCELLANEOUS CLAUSES . . . . . . . . . . . . . . . . . . .      38


     WHEREAS



     A. E m isphere is knowledgeable in the discovery, research, development, manufacture and marketing of Compounds that can interact with therapeutic agents so as to improve the transportation of such therapeutic agents through biological m e mbranes. Emisphere owns (i) certain patent rights, including the Emisphere Patents, and (ii) certain trade secrets, know-how and other proprietary information, including t h e Emisphere Know-How, relating to such technology. Emisphere also owns and uses certain trade marks in connection with the manufacture, marketing and sale of such compounds, including the Emisphere Trademarks.



     B. Elan is knowledgeable in the discovery, research, development, manufacture and marketing of pharmaceutical formulations capable of delivering drugs. Elan owns (i) certain patent rights, including the Elan Patents, and (ii) certain trade secrets, know-how and other proprietary information, including the Elan Know-How, relating to such technology. Elan also owns and uses certain trade marks in connection with the manufacture, marketing and sale of such compounds, including the Elan Trademarks.



     C. E l a n and Emisphere have agreed to co-operate in the establishment and management of Ebbisham, the business of which will be to research and develop certain Products i n c orporating the technologies developed and/or to be developed by Elan and Emisphere and to distribute and sell such Products throughout the world. For this purpose, Elan and Emisphere have agreed to subscribe for shares in Ebbisham which shall thereafter carry on business as a joint venture company.



     D. Simultaneously herewith, Elan and Emisphere are entering into the Joint Venture Agreement for the purpose of recording the terms and conditions of the joint venture and of regulating their relationship with each other and certain aspects of the affairs of and their dealings with Ebbisham.


     E. Under the Joint Venture Agreement, Ebbisham shall own all rights in technology which has been developed pursuant to certain Research and Development programmes being conducted or to be conducted by Ebbisham or by Emisphere, Elan or an Independent Third Party on behalf of Ebbisham, including the C o m p any Programme Technology, the Emisphere Programme Technology and the Elan Programme Technology.



     F. Ebbisham desires to enter into this Agreement with Emisphere so as to (a) permit Ebbisham to utilize the Emisphere Patents, the Emisphere Know-How and the Emisphere Trademarks in the research, development, manufacture, distribution and sale of the Products and other products in the Field and (b) to permit Emisphere to utilise the Emisphere Programme Technology, the Elan Programme Technology and the Company Programme Technology in connection with (i) Emisphere's research and development work on behalf of Ebbisham and (ii) Emisphere's manufacturing and supplying Ebbisham or its designee(s) with the Carriers and other components.



     G. Simultaneously herewith, Ebbisham and Elan are entering into a similar license agreement relating to Ebbisham's use of the Elan Patents, the Elan Know-How and the Elan Trademarks and Elan's use of the Emisphere Programme Technology, the Elan Programme Technology and the Company Technology.





     NOW IT IS HEREBY AGREED AS FOLLOWS:





     1.    DEFINITIONS



     1.1 In this present Agreement, including the Recitals, Schedules and Appendices, the following definitions shall prevail unless the context otherwise requires:



     "Acquired"        means  a  transfer  of  intellectual  property  or
                       information  from  an  Independent  Third Party to
                       Emisphere  to  the  extent  to  which there are no
                       o b l i gations   or   restrictions   as   to   or
                       confidentiality in respect of that information which prohibit disclosure to or use by Ebbisham;



     "Additional Compounds"  means  any compound other than the Compounds utilising the Emisphere Technology and/or the Emisphere Programme Technology, and/or the Company Technology, whether or not in conjunction with the Elan Technology and/or Elan Programme Technology, having as its primary effect an anti-coagulant related therapeutic effect and including compounds which are proprietary to an Independent Third Party;



     "Affiliate"       m e ans  any  corporation  or  entity  other  than
                       Ebbisham  controlling,  controlled  or  under  the
                       common  control  of  Elan or Emisphere as the case
                       may  be.    For  the  purpose  of this definition,
                         control  shall mean direct or indirect ownership
                       of  fifty  percent  (50%)  or more of the stock or
                       shares entitled to vote for the election of directors;



     "Agreement"       means  this  agreement  (which expression shall be
                       deemed to include the Recitals, the Schedules and Appendices hereto);



     "Carriers"        means agents that are used to facilitate transport
                       through  membranes, including oral, nasal, buccal,
                       i n t r a o cular,    sublingual,    subcutaneous,
                       i n tramuscular  and  pulmonary  delivery  of  the
                       C o mpounds  utilising  the  Emisphere  Technology
                       and/or  the Emisphere Programme Technology.  These
                       agents   can  include,  but  are  not  limited  to
                       proteinoids and other chemicals;



     "Company Programme      shall have the meaning ascribed to it in the
                             Joint

     Technology"             Venture Agreement;



     "Compounds"                   means Heparin and/or Heparinoids;


     "Cost" means, depending upon the context, one of the following:



                             In the case of the supply of Carrier, Cost shall comprise direct labour, materials and attributable overhead excluding any element of corporate overhead.



                             In the case of research and development, Cost will be calculated in accordance with Emisphere s internal accounting system and w i ll exclude any element of corporate overhead.



                             In the case of materials purchased from an Independent Third Party, Cost will comprise the amount actually paid, including import duties, transport and handling costs and other directly attributable costs.



     "Ebbisham"              means Ebbisham Limited;



     "Effective Date"        means 1st May 1996;



     "Elan" m e a ns Elan Corporation plc, its Affiliates, successors and permitted assigns other than Ebbisham;



     "Elan  License                means  the  agreement  of  even  date
                                   entered into

     Agreement"              between Elan and Ebbisham;



     "Elan Know-How"         m e a ns  all  trade  secrets,  confidential
                             s c ientific,    technical    and    medical
                             information  and  expertise,  technical data
                             and  marketing information, studies and data
                             f r om  time  to  time  developed,  produced
                             created or Acquired by or on behalf of Elan,
                             whether  before the Effective Date or during
                             the  term of this Agreement (other than Elan
                             P r ogramme  Know-How)  including,  but  not
                             limited     to,    unpatented    inventions,
                             discoveries, theories, plans, ideas (whether
                             or  not reduced to practice) relating to the
                             research   and   development,   manufacture,
                             registration  for  marketing, use or sale of
                             the Product, toxicological, pharmacological,
                             a n a l y t ical    and    clinical    data,
                             bioavailability  studies,  product forms and
                             f o r mulations,    control    assays    and
                             specifications, methods of preparation and stability data;



     "Elan Patents"          m e a n s   all  and  any  patents  and  any
                             a p plications  therefor  in  the  Territory
                             (other than the Elan Programme Patents) that
                             are or subsequently may be owned or acquired
                             b y    o r  assigned  or  licensed  to  Elan
                             ( i n cluding   any   and   all   divisions,
                             c o n t inuations,    continuations-in-part,
                             extensions, additions or reissues thereto or
                             thereof)  and that would be infringed by the
                             development,   manufacture,  use,  disposal,
                             s a l e, offer of disposal or sale, or importation of the Products in the Territory and/or relate to the Field;



     "Elan Programme         m e a ns  all  trade  secrets,  confidential
                             scientific,

     Know-How"               t e c hnical  and  medical  information  and
                             expertise,   technical  data  and  marketing
                             information,  studies  and data from time to
                             time developed, produced created or Acquired
                             by  or on behalf of Elan, pursuant to one or
                             m o r e  of  the  Research  and  Development
                             Programmes  including,  but  not limited to,
                             u n p atented    inventions,    discoveries,
                             theories,  plans,  ideas or designs (whether
                             or  not reduced to practice) relating to the
                             manufacture, registration for marketing, use
                             or   sale  of  the  Product,  toxicological,
                             pharmacological,   analytical  and  clinical
                             data, bioavailability studies, product forms
                             and   formulations,   control   assays   and
                             specifications, methods of preparation and stability data;



     "Elan Programme         means  all  and any patents and applications
                             therefor

      Patents" in the Territory (including any and all d i v i s i o n s, continuations-in-part, extensions, additions or reissues thereto or t h ereof) on or for any inventions or discoveries that have been or subsequently may be conceived or made by employees or agents of Elan pursuant to one or more of the Research and Development Programmes
                             ( r e gardless of when or by whom such inventions and/or discoveries are reduced to practice);



     "Elan Programme         means  the Elan Programme Patents and/or the
                             Elan

     Technology"                   Programme Know-How;



     "Elan Supply                  means the agreement to be entered into

     Agreement"              b e t ween  Ebbisham  and  Elan  (or  Elan's
                             designee) regarding supply of Products and other chemical or formulation components;



     "Elan Technology"       means the Elan Patents and/or the Elan Know-
                             How;



     "Elan Trademarks"       means, depending on the context, one or more
                             of the trademarks owned by, Acquired by, assigned or licensed to Elan which are relevant to the Elan Technology or the Products;



     "Emisphere"             means   Emisphere  Technologies,  Inc.,  its
                             Affiliates, successors and permitted assigns other than Ebbisham;



     "Emisphere Know-How"    m e a ns  all  trade  secrets,  confidential
                             s c ientific,    technical    and    medical
                             information  and expertise from time to time
                             developed,  produced, created or Acquired by
                             or  on  behalf  of Emisphere, whether before
                             the  Effective  Date  or  during the term of
                             this   Agreement   (other   than   Emisphere
                             P r ogramme  Know-How)  including,  but  not
                             limited     to,    unpatented    inventions,
                             d i scoveries,  theories,  plans,  ideas  or
                             designs (whether or not reduced to practice)
                             relating  to  the  research and development,
                             registration  for  marketing, use or sale of
                             the   Carriers  or  the  Products,  chemical
                             compounds and use expertise, needed relevant
                             data  on  the Carriers, preclinical toxicity
                             and  manufacturing data for the Carriers and
                             p r o t otype    products,    toxicological,
                             pharmacological,   analytical  and  clinical
                             data, bioavailability studies, formulations, control assays and specifications, methods of preparation and stability data;



     "Emisphere Patents"           means  all  and  any  patents  and any
                                   applications therefor in the Territory
                                   (other  than  the  Emisphere Programme
                                   Patents)  that are or subsequently may
                                   be  owned  or Acquired by, or assigned
                                   or  licensed  to  Emisphere (including
                                   any  and all divisions, continuations,
                                   continuations-in-part,     extensions,
                                   a d ditions  or  reissues  thereto  or
                                   thereof)  and  that would be infringed
                                   by  the development, manufacture, use,
                                   disposal,  sale,  offer of disposal or
                                   sale,  or  importation of the Products
                                   in  the Territory and/or relate to the
                                   Field.    The  Emisphere Patents as of
                                   the date hereof are listed on Schedule
                                   1;



     "Emisphere Programme    m e a ns  all  trade  secrets,  confidential
                             scientific,

     Know-How"               t e c hnical  and  medical  information  and
                             expertise   from  time  to  time  developed,
                             produced,  created  or  Acquired  by  or  on
                             behalf  of Emisphere pursuant to one or more
                             of  the  Research and Development Programmes
                             (other  than  Emisphere Know-How) including,
                             but  not  limited to, unpatented inventions,
                             d i scoveries,  theories,  plans,  ideas  or
                             designs (whether or not reduced to practice)
                             relating  to  the  research and development,
                             registration  for  marketing, use or sale of
                             the   Carriers  or  the  Products,  chemical
                             compounds and use expertise, needed relevant
                             data  on  the Carriers, preclinical toxicity
                             and  manufacturing data for the Carriers and
                             p r o t otype    Products,    toxicological,
                             pharmacological,   analytical  and  clinical
                             data, bioavailability studies, formulations, control assays and specifications, methods of preparation and stability data;



     "Emisphere Programme    means  all  and any patents and applications
     therefor

      Patents" in the Territory (including any and all d i v i s i o n s, continuations-in-part, extensions, additions or reissues thereto or t h ereof) on or for any inventions or discoveries that have been or subsequently may be conceived or made by employees or agents of Emisphere pursuant to one or more of the Research and Development Programmes ( r e gardless of when or by whom such inventions and/or discoveries are reduced to practice);



     "Emisphere Programme    means the Emisphere Programme Patents and/or

     Technology"             the Emisphere Programme Know-How;




     "Emisphere Supply       means the agreement to be entered into
     Agreement"              b e tween  Emisphere  and  Elan  (or  Elan's
                             designee) regarding supply of Carriers and other chemical or formulation components;



     "Emisphere  Technology" means  the  Emisphere  Patents  and/or  the
                             Emisphere Know-How;



     "Emisphere Trademarks"  means, depending on the context, one or more
                             o f   the  trademarks  CADDSYS',  EMIS-DOS',
                             PODDS' and any other relevant trademark owned by, Acquired by, assigned or licensed to Emisphere;



     "Expert" means any expert selected and appointed pursuant to Clause 21 of the Joint Venture Agreement;



     "Ex Works"              shall  have  the  meaning  as  such  term is
                             d e f i ned in the ICC Incoterms, 1990, International Rules for the Interpretation of Trade Terms, ICC Publication No. 460;



     "Field"                 means   the   research,   development   and
                             optimisation  of the Compounds utilising one
                             or more Carriers for all medical ailments or
                             indications    whatever    the    mode    of
                             administration as well as the manufacture, use, promotion, distribution, marketing and sale of the Products;



     "FDA" means the United States Food and Drug Administration or any successors or agency the approval of which is necessary to market a product in the United States of America or any other relevant regulatory authority the approval of which is necessary to market a p r o duct in any other country of the Territory;



     "Heparin"               means  naturally occurring forms of Heparin,
                             including Heparin USP, BP and EP as well as smaller molecular fractions thereof;



     "Heparinoids"                 m e a n s      v a r ious    sulphated
                                   polysaccharides    that   have   anti-
                                   coagulant  activity resembling that of
                                   Heparin;



     "Improvements"          means  inventions, discoveries, developments
                             and  indications  relating  to the Emisphere
                             Technology  that  can usefully be applied to
                             t h e   Field,   the   Emisphere   Programme
                             Technology, the Elan Programme Technology or
                             the  Company  Programme  Technology and that
                             which  were first reduced to practice during
                             the  term  of  this  Agreement  by Emisphere
                             whether  or  not  such modification adds any
                             b e n e fit  to  the  Field,  the  Emisphere
                             Programme  Technology,  the  Elan  Programme
                             Technology    or   the   Company   Programme
                             Technology;



     "INDA" m e ans any Investigational New Drug Application in relation to a Product filed by any Party with the FDA or a similar application filed in another jurisdiction;



     "Independent Third            means any person other than Emisphere,
      Party"                       E b b isham,  Elan  or  any  of  their
                                   Affiliates;



     "Joint Venture          means  the  agreement  of  even date entered
                             into
     Agreement"              between Emisphere, Elan and Ebbisham;



     "Management                   m e ans   the   management   committee
                                   appointed

     Committee"              by the directors of Ebbisham pursuant to the
                             Joint Venture Agreement;



     "NDA" means any New Drug Application in relation to a Product filed by any Party with the FDA or a similar application filed in another jurisdiction;



     "Net Revenues"          means  any  proceeds received by Ebbisham in
                             relation  to  the  Product,  other  than Net
                             Sales, including but not limited to license royalties and development royalties;



     "Net Sales"                   means  the  invoiced  sales  price  of
                                   Products  shipped  by  Ebbisham, or on
                                   behalf of Ebbisham, in respect of bona
                                   fide arms length sales of the Products
                                   to     Independent    Third    Parties
                                   exclusively  for money, less a maximum
                                   reserve   of  five  percent  (5%)  for
                                   uncollectable  accounts,  and less the
                                   ordinary and customary trade discounts
                                   a n d   commissions,   excise   taxes,
                                   withholding   tax,  other  consumption
                                   t a xes,  and  credits  or  allowances
                                   actually   granted   on   account   of
                                   rejection  or  return of the Products.
                                   In the case of any sale or disposal of
                                   the  Products otherwise than in such a
                                   b o n a   fide  arms  length  sale  to
                                   Independent  Third Parties exclusively
                                   for  money, "Net Sales" shall mean the
                                   invoiced sales price of Products;



     "Parties"               means Emisphere and Ebbisham;



     "Person" m e ans an individual, partnership, c o rporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature;



     "Product(s)"                  means  depending on the context one or
                                   more  formulations  of the Compound(s)
                                   in conjunction with one or more of the
                                   C a r riers  that  complies  with  the
                                   Specifications;



     "Research and           means depending on the context, one or more
     Development Programmes" programmes  of research and development work being conducted or to be conducted by, inter
                             alia,  Emisphere  and Elan for and on behalf
                             of  Ebbisham  which have been devised by the
                             Research   Committee  and  approved  by  the
                             Management Committee;



     "Specifications"        means  the  specifications  for  each of the
                             Carriers or Products as approved by the FDA, as well as such other specifications which may be agreed upon by the Parties in writing or by the Research Committee (as defined in the Joint Venture Agreement);



     "Territory"                   means  all the countries of the world;
                                   and



     "United States Dollar"        means the lawful currency for the time
     being  of the and "US$"       United   States   of   America.




     1.2   In this Agreement



           1.2.1 The singular includes the plural and vice versa, the masculine includes the feminine and vice versa.



           1.2.2 Any reference to a Clause or Schedule shall, unless otherwise specifically provided, be to a Clause or Schedule of this Agreement.



           1.2.3 The headings of this Agreement are for ease of reference
                 o n l y   and  shall  not  affect  its  construction  or
                 interpretation.



     2.    GRANT OF RIGHTS



     2.1 In consideration of the payment by Ebbisham to Emisphere of one United States Dollar (US$1), the receipt and adequacy of which is hereby acknowledged by Emisphere, Emisphere hereby grants to Ebbisham for the term of this Agreement an exclusive license to use (a) the Emisphere Patents for the Field and (b) the Emisphere Know-How for the Field. All proprietary rights and rights of ownership with respect to the Emisphere Technology shall at all times remain solely with Emisphere. Ebbisham shall not have any rights to use the Emisphere Technology other than insofar as they relate directly to the Field and are expressly granted herein.



     2.2 Subject to any restriction in any licenses or other agreements pursuant to which Emisphere licenses any of the Emisphere Trademarks, Emisphere hereby grants Ebbisham for the term of this Agreement an exclusive, royalty-free, fully paid-up license (or, if applicable, sublicense) to use the Emisphere Trademarks upon or in relation to the promotion, marketing, advertising, sale or offering for sale of the Products.



     2.3 Ebbisham hereby grants to Emisphere for the term of this Agreement a non-exclusive, royalty-free fully paid-up license to use the Emisphere Programme Technology, Elan Programme Technology and the Company Programme Technology, and, subject to the terms and conditions of the Elan License Agreement, a royalty-free sublicense to use the Elan Technology insofar as is necessary, in each case, to permit Emisphere to perform its obligations pursuant to this Agreement, the Joint Venture Agreement and the Emisphere Supply Agreement, including, without limitation, (a) conducting research and development pursuant to the Research and Development Programmes, and (b) developing, manufacturing and supplying the Carriers and any other chemical or formulation components. All rights of ownership with respect to the Emisphere Programme Technology and the Elan Programme Technology shall at all times remain solely with Ebbisham.



     2.4 In the event that Emisphere is entitled to exploit the E m i s phere Programme Technology or the Elan Programme Technology outside the Field in accordance with the provisions of Clause 8.3 of the Joint Venture Agreement, Ebbisham shall grant Emisphere a non-exclusive, royalty-free fully paid-up licence to use the Emisphere Programme Technology and/or the Elan Programme Technology for the purpose of evaluating whether any such use is likely to produce a commercial return and for this purpose to conduct research and development. In the event that Emisphere wishes to exploit the Emisphere Programme Technology and/or the Elan Programme Technology outside the Field, in accordance with the provisions of Clause
           8.3 of the Joint Venture Agreement, other than for the purposes set out above, the Parties shall negotiate a licence for the further use of such technology pursuant to the provisions of Clause 8.7 of the Joint Venture Agreement.


     2.5 Ebbisham shall have the right to sublicense the rights granted to it by Emisphere pursuant to this Agreement, including the right to grant a royalty-free sublicense to the Emisphere Technology to Elan to enable Elan to fulfil its obligations pursuant to the Elan License Agreement, the Joint Venture Agreement and the Elan Supply Agreement. Insofar as the obligations owed by Ebbisham to Emisphere are concerned, Ebbisham shall remain responsible for all acts and omissions of any sub- licensee, including Elan, as if they were by Ebbisham. Ebbisham shall forthwith notify Emisphere of any sub-license (and the terms thereof) granted by Ebbisham, which s u c h sub-license shall be approved by the Management Committee. In the event of a termination of this Agreement due to a breach by Ebbisham, Emisphere shall have the right but not the obligation to assume any such sub-license.



     2.6 Subject to the provisions of Clause 11 of the Joint Venture Agreement, Emisphere shall not, directly or indirectly, market, sell or develop or assist in the development for the use, manufacture, distribution or sale of another product which competes with the Product without the prior written consent of Ebbisham. Save as otherwise specifically provided h e rein Emisphere agrees that during the term of this A g r e ement, Emisphere shall not license the Emisphere Technology for use in connection with the Field to an Independent Third Party in the Territory without the prior written consent of Ebbisham.





     3.    IMPROVEMENTS



     3.1 If Emisphere shall develop or have developed by an Independent Third Party any Improvements during the term of this Agreement ( o t her than pursuant to the Research and Development Programmes which constitute Emisphere Programme Technology), Emisphere shall, to the extent that it is not prohibited by any undertaking given to any Independent Third Party (provided that Emisphere shall use its commercially reasonable efforts to exclude or minimise the extent of any such limitations or restrictions which prevent or limit disclosure to or use by Ebbisham), communicate to Ebbisham such Improvements and shall provide to Ebbisham such rights, licenses, information and explanations as Ebbisham may reasonably require to be able effectively to utilise the Improvements for the life of this Agreement. Such disclosed Improvements shall automatically on disclosure to Ebbisham become part of the Emisphere Know-How or Emisphere Patents (as the case may be) and shall be subject to the provisions of this Agreement.


     4.    RIGHTS OF FIRST REFUSAL



     4.1 The Parties acknowledge that pursuant to the provisions of Clause 12 of the Joint Venture Agreement, Emisphere is granting Ebbisham a right of first refusal which shall continue notwithstanding any termination or expiration of the Joint Venture Agreement, to a license to use the Emisphere T e c hnology to research, develop and commercialise the Additional Compounds, whether used in conjunction with the E m i s phere Programme Technology, the Company Programme Technology, the Elan Technology, the Elan Programme Technology or otherwise.





     5.    INTELLECTUAL PROPERTY RIGHTS



     5.1 The respective intellectual property ownership rights of Emisphere, Ebbisham and Elan shall be regulated by the provisions of Clause 8 of the Joint Venture Agreement.





     6.    RESEARCH AND DEVELOPMENT



     6.1 Whenever commercially and technically feasible, Ebbisham shall contract with Emisphere or Elan, as the case may be, to perform research, development and experimentation activities for the purpose of developing the Field and the Products.



     6.2 Emisphere shall provide such research and development services in the Field as may reasonably be required by Ebbisham. The research and development work conducted by Emisphere for Ebbisham shall be in accordance with the Research and Development Programme devised by the Research Committee as approved by the Management Committee. Emisphere shall use its reasonable endeavours to conduct its portion of the Research and Development Programme in accordance with the timetable set out in the Research and Development Programme. Emisphere shall in accordance with the terms and conditions set forth in this Agreement undertake reasonably diligent efforts, as would be deemed commensurate with the achievement of its own business aims for a similar product of its own, to conduct its part of the Research and Development Programme.



     6.3 The Research and Development Programme(s) shall be directed by the Research Committee and subject to the strategic direction of the Management Committee. In conducting the Research and Development Programme(s), Emisphere shall co-operate fully with the Research Committee and the Management Committee and with Elan. Emisphere shall maintain the facilities used by it for the performance of the Research and Development Programme in compliance with the applicable requirements of the FDA and
           o t h er regulatory authorities, including cGMP and cGLP standards.



     6.4 Ebbisham may evaluate the reports and other data furnished by Emisphere for the purpose, inter alia, of deciding whether or not to proceed with all or part of the Research and Development Programme.



     6.5 Emisphere and Ebbisham shall agree on a budget in connection with the activities to be undertaken by Emisphere during the Research and Development Programme, which budget shall form part of the Research and Development Programme. In the event that as a result of additional activities to be undertaken by Emisphere upon the request of Ebbisham the budget needs to be revised, the Parties will agree on such revision prior to Emisphere commencing any such additional development activities.



     6.6 Emisphere will keep accurate records consistent with its normal business practices of the efforts expended by it under the Research and Development Programme for which it is charging Ebbisham, which will include the time spent by each person working on the Research and Development Programme. Each quarter Emisphere will send reports to Ebbisham in order to enable Ebbisham to monitor Emisphere's level of effort to assure Ebbisham that the committed level of effort is being applied.





     7.    SUPPLY OF CARRIERS


     7.1 Except as otherwise herein provided in this Agreement or in the Elan Supply Agreement, Emisphere shall produce and supply to Ebbisham its entire requirements of the Carriers as are r e quired by Ebbisham for the Research and Development Programme and any other chemical or formulation components required to make use of the Emisphere Technology or the Emisphere Programme Technology in the Field. Emisphere shall e n sure that supplies of the Carriers are produced in a c c ordance with the delivery schedules agreed between Emisphere and Ebbisham and deliver the Carriers to Ebbisham on t h e same basis as arms-length commercial customers of Emisphere. For the purposes of Clause 7.8. and Clause 7.9. Ebbisham may qualify a second site for the manufacture of the Carriers.



     7.2 Emisphere shall deliver the Carriers to Ebbisham and/or any Party designated by Ebbisham in appropriate packaging so as to permit safe storage and transport.



     7.3 In the event that Emisphere appoints a third party to manufacture the Carriers (which appointment shall be subject to the agreement of Ebbisham not to be unreasonably withheld, conditioned or delayed), Emisphere shall be solely responsible and liable to Ebbisham for the performance of the said m a n u facturer. Emisphere shall ensure that the said manufacturer s facility is an FDA - approved facility and that such facility complies with all relevant FDA and other relevant governmental and regulatory requirements and that all accepted practises of cGMP are adhered to.



     7.4 Ebbisham shall provide adequate notice to Emisphere so that Emisphere may produce or obtain the necessary quantities of the Carriers and any other chemical or formulations components of the Emisphere Technology or the Emisphere Programme Technology. The Parties agree that in the normal course of events, three months notice shall be sufficient. However, until agreed capacity levels for the supply of Carrier are established, Ebbisham acknowledges and accepts that the lead time for larger than anticipated orders of Carriers may be longer than three months and the Parties will negotiate and agree in good faith the necessary extension to the lead time for such orders.



     7.5 The Parties hereby confirm that Emisphere s manufacturing obligations and Ebbisham s purchasing obligations shall only arise on receipt by Emisphere of firm purchase orders for the Carriers or on the agreement of the Management Committee. Emisphere will use its reasonable efforts to fulfil Ebbisham s requirements in excess of forecasted amounts, but shall not be obliged to meet such requirements if it is not commercially practicable to do so provided that Emisphere shall treat Ebbisham on no less favourable terms than other customers for the Carrier and shall supply the Carrier so ordered but not immediately available as soon thereafter as commercially practicable.



     7.6 The quality and form of the Carriers delivered by Emisphere hereunder shall conform in all material aspects to the Specifications and all prevailing legislative and regulatory r e q uirements of the countries where the Carriers are manufactured and to be used. All claims for failure of any shipment of the Carriers to conform to Specifications must be made by Ebbisham to Emisphere in writing within forty-five
           (45) days following delivery. Failure to make timely claims in the manner prescribed shall constitute acceptance of the shipment. Carriers which have been delivered and which have been shown within the designated period not to conform to Specifications shall be replaced at Emisphere s cost within ninety (90) days of the receipt by Ebbisham or Ebbisham's designee of the non-conforming Carrier. In the event of an unresolved dispute as to conformity with Specifications of the Carrier, the Parties shall nominate an independent first class l a b o ratory to undertake the relevant testing. Such laboratory's findings shall be conclusive and binding upon the Parties. All costs relating to this process shall be borne exclusively by the unsuccessful Party. Should the Parties f a i l to agree upon a mutually acceptable independent laboratory, then an Expert shall be entrusted with appointing such an independent laboratory.



     7.7 Save as otherwise agreed between the Parties, delivery of consignments of the Carriers shall be made by Emisphere Ex Works, or any other manufacturing facility designated by Emisphere and all risks therein shall pass to Ebbisham when each such consignment of the Carriers is loaded onto the vehicle of Ebbisham s agent on which it is to be despatched from Emisphere's designated facility. Ebbisham shall fully insure or procure the insurance of all consignments of the Carriers when risk passes as aforesaid and shall produce such insurance documentation supporting same as and when requested by Emisphere.



     7.8 In the event that (a) Emisphere fails to supply the Carriers which have been ordered by Ebbisham for a period exceeding three (3) months after the mutually agreed upon delivery date, or there are repeated and serious failures, inabilities or delays in filling orders (unless any such failure, inability or delay in filling orders is caused by the supplier of the active ingredient or other raw material, or (b) Ebbisham can obtain a regular and guaranteed source of supply of Carriers of equivalent quality from an Independent Third Party at a price at least fifteen percent (15%) cheaper than Emisphere as provided for in Clause 7.10 below, Emisphere shall:



           7.8.1 grant to Ebbisham a license in the Territory so that Ebbisham may manufacture or have manufactured the relevant Carriers without infringing any of Emisphere's patent and/or any other intellectual property rights. Any such license shall apply only in regard to the relevant Carriers as well as to the applications of technology derived from the Emisphere Technology related to its use with such Carriers. Ebbisham may sublicense the said production license to an Independent Third P a r t y provided that Emisphere approves such an
                 Independent Third Party, such approval not to be unreasonably withheld. As a condition of Emisphere's approval, Emisphere may require such Independent Third Party to sign an agreement not to disclose the Emisphere Technology and to only use such information provided to it for the purpose of the aforesaid production license;



           7.8.2 provide Ebbisham with any technical data necessary for the carrying of such license into effect. To this end, E m i s phere shall impart to Ebbisham, subject to a p p ropriate confidentiality provisions, such documentation as is necessary to provide the required m a t erial support, including practical performance advice, shop practice, specifications as to materials to be used and control methods; and



           7.8.3 at Ebbisham's reasonable request, assist Ebbisham in the working up and use of the technology necessary to manufacture the relevant Carriers as well as for the training of Ebbisham's personnel. For this purpose, Emisphere shall receive Ebbisham's scientific staff in its premises for reasonable periods and at reasonable times, the timing and duration of which shall be decided by common consent.



     7.9 In the event that the Parties shall agree on a reasonable period of time within which said transfer to an alternative supplier is to be made, Emisphere shall continue to supply Ebbisham with the Carriers until such transfer is fully effected and until Ebbisham receives all necessary regulatory approvals so that Ebbisham s supply of the Carriers shall be continuous and uninterrupted.



     7.10 In the event that Ebbisham can obtain a secure source of supply of Carriers of equivalent quality from an Independent Third Party at a price at least fifteen percent (15%) cheaper than Emisphere, Ebbisham shall be entitled to enter into a supply agreement with the said Independent Third Party to manufacture the Carriers, provided that the said Independent Third Party is not a technological competitor of Emisphere. In the event that an Independent Third Party shall manufacture the Carriers, Ebbisham and Emisphere shall negotiate in good faith as to the information, data and other documentation which needs to be furnished by Emisphere to Ebbisham to enable the Carriers to be manufactured by such Independent Third Party, and the charges to be made by Emisphere for its services in connection therewith. In such an event Emisphere shall enter into an agreement (an "Independent Third Party Carrier Supply Agreement") in good faith with the Independent Third Party which Independent Third Party Carrier Supply Agreement shall, inter alia, regulate use by such Independent Third Party of Emisphere's Technology. Ebbisham shall not e n ter into any Independent Third Party Carrier Supply Agreement in circumstances where the price, at which the Independent Third Party is prepared to make Carriers available to Ebbisham, is offered for the purposes of procuring or attempting to induce the entry by Ebbisham or Elan into other arrangements with such Independent Third Party.



     7.11 Notwithstanding anything herein to the contrary, in the event t h a t Emisphere shall resolve to Ebbisham's reasonable satisfaction any failures, inabilities or delays in filling orders specified in Clause 7.8 or shall be in a position to provide a regular and guaranteed source of supply of Carriers of equivalent quality at a price no more than fifteen per cent (15%) more expensive than an Independent Third Party, Ebbisham and Emisphere shall negotiate in good faith an agreement on substantially the same terms as this Agreement for Emisphere t o supply Carriers and other chemical or formulation components to Ebbisham and each Independent Third Party Carrier Supply Agreement shall anticipate and facilitate this eventuality.





     8.    EXPLOITATION OF LICENSED TECHNOLOGY


     8.1 E x cept as provided for in this Agreement, Ebbisham s obligations to exploit the Emisphere Technology shall be regulated by Clause 11 of the Joint Venture Agreement.



     8.2 Ebbisham shall exert its reasonable efforts to commercialise the Product in each country of the Territory consistent with the market potential for the Product in each country of the Territory determined in a commercially reasonable manner and with a view to achieving maximum benefit to the Parties.



     8.3 Ebbisham will be solely responsible for ensuring that the manufacture, promotion, distribution, marketing and sale of the Products within each country of the Territory is in strict accordance with all the legal and regulatory requirements of each country of the Territory.



     8.4 All advertising, promotional materials and marketing costs needed to exploit the Products are to be paid by Ebbisham. Any packaging for the Products shall contain information to the effect that the Product has been developed by Emisphere in conjunction with Elan and is to be agreed upon by Emisphere in advance. Such acknowledgement shall take into consideration regulatory requirements and Ebbisham s reasonable commercial requirements. Ebbisham shall submit copies of all trade package cartons and labels and other printed materials to Emisphere for approval before commercial sale of the Product commences. In the event that, if a change in such materials from that initially approved which would require regulatory approval or filing or any other material change is proposed, all such package cartons and labels and printed materials shall be resubmitted for approval before commercial use thereof. It shall be presumed that Emisphere approved of such use unless Emisphere provides written notice of disapproval of such use to Ebbisham within thirty (30) days of delivery of s u ch materials to Emisphere, such approval not to be unreasonably withheld.





     9.    FINANCIAL PROVISIONS



     9.1 I n consideration of the research and development work conducted by Emisphere for and on behalf of Ebbisham pursuant to the Research and Development Programmes, Ebbisham shall pay Emisphere the sums agreed by the Management Committee at the termination of each stage of the Research and Development Programme and subject to the proper vouching of research and development work and expenses. The sums payable shall be calculated by reference to Cost incurred by Emisphere and in accordance with the provisions of Clause 6.



     9.2 The price of the Carriers to be supplied by Emisphere to Ebbisham shall be discussed and agreed upon between the Parties in good faith and subject to Clause 9.5 shall be supplied at Cost or such other sum as may be agreed between the Parties from time to time, provided, however, that in the event of a change in control of Ebbisham such that Emisphere holds less than forty five percent (45%) equity interest in Ebbisham, the Parties shall negotiate in good faith an increase in the price of such Carriers above Cost on the basis that for every one percent (1%) reduction in the equity interest below forty five percent (45%) held by Emisphere in Ebbisham, the price of the Carriers shall increase by such amount as is equal to five percent (5%) of the difference between the Cost of such Carriers and the arms length commercial sales price of such Carriers provided however, that once Emisphere holds less than twenty-five percent (25%) of equity interest in Ebbisham, the price for the supply of Carriers shall be at the full commercial arms length sales price. In the event that the Parties do not agree on such a modified price, the matter shall be referred for determination by an Expert.



     9.3 Once agreed, the price of the Carriers shall subject to the provisions of this Clause 9.3 remain in force for twelve calendar months (12) months. The price of the Carriers shall be reviewed by the Parties on a twelve (12) calendar month basis and shall take into account the increases in Cost, increases in the appropriate price indices and extraordinary items of expenditure which are incurred by Emisphere. In the event that Emisphere incurs extraordinary items of expenditure or there is significant inflation in any particular country, the price of the Carriers may be reviewed by the Parties on a second occasion within the relevant twelve month period. E m i sphere shall provide to Ebbisham documentation substantiating increases in Cost and extraordinary items of e x penditure or significant inflation in any particular country.



     9.4 Payment for Carriers so supplied shall be made by Ebbisham within thirty (30) days of receipt of an invoice.


     9.5 In consideration of the license of the Emisphere Patents to Ebbisham, Ebbisham shall pay a royalty on Net Revenues and/or on Net Sales of the Product(s) at a rate of five percent (5%) on Net Revenues and at a rate of five percent (5%) on Net Sales. In addition, upon Ebbisham achieving profitability as determined by the Management Committee ("the Profitability Date"), Ebbisham shall pay to Emisphere an additional royalty of two point two five percent (2.25%) on the first one hundred million United States Dollars (US$100,000,000) of Net Sales and Net Revenues subsequent to the Profitability Date. Notwithstanding anything herein to the contrary, no royalty shall be paid for the license of the Emisphere Patents on Net Revenues or Net Sales of the Product(s) in any given jurisdiction after the expiration or invalidation of the last patent issued in such jurisdiction that is covered under the terms of such license if the continued payment of such royalties is prohibited in such jurisdiction.



     9.6 In consideration of the license of the Emisphere Know-How to Ebbisham, Ebbisham shall pay a royalty on Net Revenues at a rate of five percent (5%) and on Net Sales of the Product(s) at a rate of five percent (5%). In addition, Ebbisham shall pay to Emisphere an additional royalty of two point two five percent (2.25%) on the first one hundred million United States Dollars (US$100,000,000) of Net Sales and Net Revenues subsequent to the Profitability Date.



     9.7 In the event of a change of control of Ebbisham such that Emisphere holds less than forty five percent (45%) equity interest in Ebbisham and for each subsequent change, if any, in the equity interest held in Ebbisham by Emisphere, the Parties shall negotiate an adjustment in the royalties payable pursuant to Clauses 9.5 and 9.6, such adjustment to be agreed between the Parties.



     9.8   Payment  of  royalties  shall  be made quarterly within thirty
           (30) days after the expiry of the calendar quarter. The method of payment shall be by way of wire transfer to an account specified by Emisphere. Each payment made to Emisphere shall be accompanied by a written report, prepared and signed by a senior financial officer of Ebbisham. In addition the report shall clearly show the Net Revenue and Net Sales for the months of the calendar quarter for which payment is being made on a country by country basis. In the event that no royalty is due to Emisphere for any Quarter period, the senior financial officer shall so report. In addition to the written reports accompanying each payment, Ebbisham shall notify Emisphere, within two weeks of the end of each calendar quarter, of the Net Revenues and Net Sales of the Product(s) for that preceding quarter on a country by country basis.



     9.9 Ebbisham shall maintain and keep clear, detailed, complete, accurate and separate records so:



           9.9.1 as to enable any royalties on Net Revenues or Net Sales of the Product which shall have accrued hereunder to be determined; and



           9.9.2 that any deductions made in arriving at the Net Revenues or the Net Sales can be determined.



     9.10 All payments due hereunder shall be made in United States Dollars. Payments due on Net Revenues and Net Sales of the Product made in a currency other than United States Dollars shall first be calculated in the foreign currency and then converted to United States Dollars on the basis of the exchange rate in effect for the purchase of United States Dollars with such foreign currency quoted in the Wall Street Journal (or comparable publication if not quoted in the Wall Street Journal) with respect to the currency of the country of origin of such payment for the day prior to the date on which the payment by Ebbisham is being made.



     9.11 Subject to the provisions of Clauses 9.12 and 9.14 of this Agreement, Ebbisham shall pay all royalties at full rate.



     9.12 If, at any time, legal restrictions in the Territory prevent the prompt payment of running royalties or any portion thereof, the Parties shall meet to discuss suitable and reasonable alternative methods of reimbursing Emisphere the amount of such running royalties. In the event that Ebbisham is prevented from making any payment under this Agreement by virtue of the statutes, laws, codes or government regulations of the country from which the payment is to be made, then such payments may be paid by depositing them in the currency in which they accrue to Emisphere s account in a bank acceptable to Emisphere in the country the currency of which is involved or as otherwise agreed by the Parties.


     9.13 Emisphere and Ebbisham agree to co-operate in all respects necessary to take advantage of any double taxation agreements or similar agreements as may, from time to time, be available.



     9.14 Any taxes payable by Emisphere on any payment made to Emisphere pursuant to this Agreement shall be for the account of Emisphere. If so required by applicable law any payment made pursuant to this Agreement shall be made by Ebbisham after deduction of the appropriate withholding tax in which event the Parties shall co-operate to obtain the appropriate tax clearance as soon as is practicable. On receipt of such clearance, Ebbisham shall forthwith procure that the amount so withheld is paid to Emisphere.





     10.   RIGHT OF AUDIT AND INSPECTION



     10.1 On not more than two times in each calendar year, Ebbisham shall permit Emisphere or its duly authorised representatives upon reasonable notice and at any reasonable time during normal business hours to have access to inspect and audit the accounts and records of Ebbisham and any other book, record, voucher, receipt or invoice relating to the calculation of the royalty payments on Net Revenues and Net Sales submitted to Emisphere. Any such inspection of Ebbisham's records shall be at the expense of Emisphere, except that if any such inspection reveals a deficiency in the amount of the running royalty actually paid to Emisphere hereunder in any calendar quarter of five percent (5%) or more of the amount of any running royalty actually due to Emisphere hereunder, then the expense of such inspection shall be borne solely by Ebbisham. Any amount of deficiency shall be paid promptly to Emisphere. If such inspection reveals a surplus in the amount of running royalty actually paid to Emisphere by Ebbisham, Emisphere shall reimburse Ebbisham the surplus.



     10.2 On not more than two times in each calendar year, Emisphere shall permit Ebbisham or its duly authorised representative on reasonable notice and at any reasonable time during normal business hours to have access to inspect and audit the accounts and records of Emisphere and any other book, record, voucher, receipt or invoice relating to the calculation or the Cost of the Research and Development Programme or for the supply of the Carriers and to the accuracy of the reports which accompanied them. Any such inspection of Emisphere's records shall be at the expense of Ebbisham, except that if any such inspection reveals an overpayment in the amount of the Costs paid to Emisphere for the Research and Development Programme and/or the Carriers supplied by Emisphere hereunder in any calendar quarter of five percent (5%) or more of the amount of the Costs actually due to Emisphere hereunder, then the expense of such inspection shall be borne solely by Emisphere instead of by Ebbisham. Any surplus over the Costs properly payable by Ebbisham to Emisphere shall be paid promptly to Ebbisham. If such inspection reveals a deficit in the amount of the Costs properly payable to Emisphere by Ebbisham, Ebbisham shall pay the deficit to Emisphere.



     10.3 In the event of any unresolved dispute regarding any alleged deficiency or overpayment of royalty payments hereunder, the matter will be referred to an independent firm of chartered accountants for a resolution of such dispute. Any decision by the said firm of chartered accountants shall be binding on the Parties.





     11.   PATENTS



     11.1 Ebbisham shall permanently mark or otherwise cause Elan or any third party to permanently mark all Products and/or the packaging therefor with such license or patent notices and in such manner as Emisphere may reasonably request in writing prior to the sale or commercial use thereof.



     11.2 Emisphere shall be obliged to disclose promptly to Ebbisham inventions made by or on behalf of Emisphere in connection w i t h the performance of the Research and Development Programme, any patentable inventions and discoveries within the Emisphere Know-How that relate to the Field, the Emisphere Programme Know-How and any patentable Improvements developed by or on behalf of Emisphere (other than pursuant to one or more of the Research and Development Programmes).



     11.3 The Parties shall discuss in good faith all material issues relating to filing, prosecution and maintenance of Emisphere Patents (insofar as the Emisphere Patents are of relevance to the Field), the Emisphere Programme Patents, any patentable inventions and discoveries within the Emisphere Know-How that relate to the Field, and any patentable Improvements developed by or on behalf of Emisphere (other than pursuant to one or more of the Research and Development Programmes). Subject to agreement to the contrary the following provisions shall apply:



           11.3.1 Emisphere at its expense shall make a good faith effort (a) to secure the grant of any patent applications within the Emisphere Patents; (b) to f i l e and prosecute patent applications on patentable inventions and discoveries within the Emisphere Know-How and patentable Improvements developed by or on behalf of Emisphere (other than pursuant to one or more of the Research and Development Programmes); (c) to defend all such applications against third party oppositions; and
                       (d) to maintain in force any issued letters patent w i thin the Emisphere Patents (including any letters patent that may issue covering any such Improvements). Emisphere shall have the sole right in its reasonable business discretion to control such filing, prosecution, defence and maintenance; provided however, that Ebbisham, at its request, shall be provided with copies of all documents relating to such filing, prosecution, defence, and maintenance in sufficient time to review such documents and comment thereon, if desired by Ebbisham, prior to filing.



           11.3.2 In the event that Emisphere informs Ebbisham that it does not intend to file patent applications on patentable inventions and discoveries within the Emisphere Know-How that relate to the Field or patentable Improvements developed by or on behalf of Emisphere (other than pursuant to one or more of the Research and Development Programmes) in one or more countries in the Territory or fails to file such an application within a reasonable period of time, but in no event less than four (4) months after disclosure to Ebbisham pursuant to Clause 11.2, Ebbisham shall have the right, but not the obligation, at Ebbisham's sole expense to file and prosecute such patent application(s) in the joint names of Ebbisham and Emisphere and Emisphere upon written request from Ebbisham shall execute all documents, forms and declarations and to do all things as shall be reasonably necessary to enable Ebbisham to exercise such option and right.


           11.3.3 In relation to the Emisphere Programme Patents, Ebbisham at its expense shall have the right but shall not be obligated (a) to secure the grant of any patent applications within the Emisphere
                       Programme Patents; (b) to file and prosecute patent applications on patentable inventions and discoveries within the Emisphere Programme Know-How; (c) to defend all such applications against third party oppositions; and (d) to maintain in f o rce any issued letters patent within the Emisphere Programme Patents (including any patents that issue on patentable inventions and discoveries within the Emisphere Programme Know-
                       How). Ebbisham shall have the right to control such filing, prosecution, defence and maintenance; provided however Emisphere and Elan at their request shall be provided with copies of all documents relating to such filing, prosecution, defence, and maintenance in sufficient time to review such documents and comment thereon, if desired by Emisphere and Elan, prior to filing.



           11.3.4 In the event that Ebbisham informs Emisphere that it does not intend to file patent applications on patentable inventions and discoveries within the Emisphere Programme Know-How outside the Field or the Elan Programme Know-How outside the Field or fails to file such an application within a reasonable period of time, but in no event less than four (4) months after disclosure to Ebbisham pursuant to Clause 11.2 hereof or Clause 11.2 of the Elan License Agreement, Emisphere shall, insofar as it is necessary to enable Emisphere to exploit the Emisphere Programme Know-How or Elan Programme Know-How outside the Field pursuant to Clause 2.4 of this Agreement or Clause 8.3 of the Joint Venture Agreement, have the right, but not the obligation at Emisphere's sole expense to file a n d prosecute such patent application(s) in Ebbisham's name and Ebbisham upon written request from Emisphere shall execute all documents, forms and declarations and to do all things as shall be r e asonably necessary to enable Emisphere to exercise such option and right. Notwithstanding anything herein to the contrary, the Parties agree that Ebbisham shall own all right, title and interest in such patent applications and any patents that may issue thereon (including any and all divisions, continuations, continuations-in-part, extensions, additions or reissues thereto or thereof), provided, however, that such applications and patents shall be deemed subject to the license to be granted to Emisphere under Clause 8.1 of the Joint Venture Agreement.



     11.4 Emisphere and Ebbisham shall promptly inform the other in writing of any alleged infringement of any patents within the Emisphere Patents or the Emisphere Programme Patents or the Company Programme Technology or any alleged misappropriation of trade secrets within the Emisphere Know-How, the Emisphere Programme Know-How and the Company Technology by a third party of which it becomes aware and provide the other with any available evidence of such infringement or misappropriation.



           11.4.1 During the term of this Agreement, Ebbisham shall have the right to prosecute at its own expense and for its own benefit any such alleged infringements of the Emisphere Patents or misappropriation of the Emisphere Know-How, insofar as such infringements or misappropriation relate to the Field. In the event that Ebbisham takes such action, Ebbisham shall do so at its own cost and expense. At Ebbisham's request, Emisphere will co-operate with such action insofar as the said action relates to the Field at Ebbisham's sole cost and expense. Should Ebbisham decide not to pursue such infringers, within a reasonable period but in any event within sixty (60) days after receiving written notice of such alleged infringement or misappropriation, or if such alleged infringement or misappropriation does not r e late to the Field, Emisphere may in its discretion initiate such proceedings in its own name, at its expense and for its own benefit, and at Emisphere's request, Ebbisham will co-operate with such action at Emisphere's sole cost and expense. In the alternative, the Parties may agree to institute such proceedings in their joint n a mes and shall reach agreement as to the proportion in which they will share the proceeds of any such proceedings, and the expense of any costs not recovered, or the costs or damages payable to the third party. If the infringement of the Emisphere Patents affects the Field as well a s o ther products being developed or commercialised by Emisphere or its commercial partners, the Parties shall agree as to the manner in which the proceedings should be instituted and shall reach agreement as to the proportion in which they will share the proceeds of any such proceedings, and the expense of any costs not recovered, or the costs or damages payable to the third party.


           11.4.2 During the term of this Agreement, Ebbisham shall have the first right but not the obligation to bring suit or otherwise take action against any alleged infringement of the Emisphere Programme Patents or the Elan Programme Patents or alleged misappropriation of the Emisphere Programme Know-How or Elan Programme Know-How. In the event that Ebbisham takes such action, Ebbisham shall do so solely at its own cost and expense and all damages and monetary award recovered in or with respect to such action shall be the property of Ebbisham. At Ebbisham's request, Emisphere will co-operate with any such action at Ebbisham's sole cost and expense. In the event that Ebbisham decides not to take such action against such infringement or misappropriation or fails to do so within a reasonable period but in any event within sixty
                       (60) days after receiving written notice of such alleged infringement or misappropriation and such Emisphere Programme Technology or Elan Programme Technology would be subject to the license to
                       Emisphere in Clause 8.1 of the Joint Venture A g r eement, Emisphere may in its discretion initiate such proceedings in its own name (or in Ebbisham's name if required by law; provided, however, that Emisphere identifies itself as the real Party in interest and does not take any action that would expose Ebbisham to liability of any kind). In the event that Emisphere initiates such action, it shall do so solely at its sole cost and expense and all damages and monetary award recovered in or with respect to such action s h a l l be the property of Emisphere. At Emisphere's request, Ebbisham agrees to cooperate w i t h Emisphere in any such proceeding at Emisphere's sole cost and expense. In the alternative, the Parties may agree to institute such proceedings in their joint names and shall reach agreement as to the proportion in which they will share the proceeds of any such proceedings, and the expense of any costs not recovered, or the costs or damages payable to the third party.



     11.5 In the event that a claim or proceedings are brought against Ebbisham by a third party alleging that the sale, distribution or use of the Product in the Territory solely because of Ebbisham's use of the Emisphere Technology infringes the intellectual property rights of such a third party, Ebbisham shall promptly advise Emisphere of such threat or suit. Emisphere shall indemnify Ebbisham against such a claim in the event that Emisphere should as of the date of execution of this Agreement have reasonably been aware of such third party intellectual property rights and provided that Ebbisham shall not (a) acknowledge to the third party or to any other Person the validity of the patent rights of such a third party or (b) compromise or settle any claim or proceedings relating thereto without the prior written consent of Emisphere. At its option, Emisphere may elect to take over the sole conduct and control of such proceedings from Ebbisham and, at Emisphere's request, Ebbisham agrees to cooperate with Emisphere in any such proceeding at Emisphere's sole cost and expense.



     11.6 In the event that a claim or proceedings are brought against Ebbisham by a third party alleging that the sale, distribution or use of the Product in the Territory solely because the use of the Emisphere Technology infringes the patent rights of such a third party and Emisphere should not reasonably have been aware at the date of the execution of the Agreement of such third party intellectual property rights, Ebbisham and Emisphere shall meet to discuss in what manner the said proceedings should be defended and the manner in which any award for damages, costs and expenses incurred in respect of or arising out of such a claim or proceedings should be borne as between Emisphere and Ebbisham.



     11.7 Except as provided in Clause 11.5, Emisphere shall have no liability to Ebbisham whatsoever or howsoever arising for any losses incurred by Ebbisham as a result of having to cease selling Product or having to defer the launch of selling Product as a result of any infringement proceedings.





     12.   CONFIDENTIAL INFORMATION



     12.1 The Parties acknowledge that it may be necessary, from time to time, to disclose to each other confidential and proprietary information, including without limitation, inventions, works of authorship, trade secrets, specifications, designs, data, know-how and other information relating to the Field, the P r oducts, the Carriers, processes and services of the disclosing Party.



     12.2 The Parties agree that the information to be disclosed by Emisphere and Elan to the Company may include trade secrets, know-how and other proprietary information and data regarding the Carriers or Emisphere Technology, Elan Technology or the Company Programme Technology, as the case may be. It is agreed that the information to be disclosed by the Company to Emisphere and Elan may include trade secrets, know-how and other proprietary information and data regarding the Compounds or the Products. The foregoing shall be referred to collectively as "Confidential Information". Any Confidential Information revealed by a Party to another Party shall be used by the receiving Party exclusively for the purposes of fulfilling the receiving Party s obligations under this Agreement, the Joint Venture Agreement and the Emisphere Supply Agreement and for no other purpose.



     12.3 Each Party agrees to disclose Confidential Information of another Party only to those employees, representatives and agents requiring knowledge thereof in connection with their duties directly related to the fulfilling of the Party s obligations under this Agreement. Each Party further agrees to inform all such employees, representatives and agents of the terms and provisions of this Agreement and their duties hereunder and to obtain their consent hereto as a condition of receiving Confidential Information. Each Party agrees that it will exercise the same degree of care, but in no event less than a reasonable degree, and protection to preserve the proprietary and confidential nature of the Confidential Information disclosed by a Party, as the receiving Party would exercise to preserve its own proprietary and confidential information. Each Party agrees that it will, upon request of a Party, return all documents and any copies thereof containing Confidential Information belonging to or disclosed by, such Party.



     12.4 Any breach of this Clause 12 by any of the Persons informed by one of the Parties is considered a breach by the Party itself.



           Confidential Information shall not be deemed to include:



           (i)   information that is in the public domain;



           (ii)  information  which  is  made  public  by  the disclosing
                 Party;



           (iii) information which is independently developed by a Party;


           (iv) information that is published or otherwise becomes part of the public domain without any disclosure by a Party, or on the part of a Party s directors, officers, agents, representatives or employees;



           (v) information that becomes available to a Party on a non-confidential basis, whether directly or indirectly, from a source other than a Party, which source, to the best
                 o f the Party s knowledge, did not acquire this information on a confidential basis; or



           (vi) information which the receiving Party is required to disclose pursuant to a valid order of a court or other governmental body or any political subdivision thereof or otherwise required by law.



     12.5 The provisions relating to confidentiality in this Clause 12 shall remain in effect during the term of this Agreement, and for a period of seven (7) years following the expiration or earlier termination of this Agreement but shall not apply to any information which a Party is required to file or otherwise disclose in accordance with requirements which are legally binding on it.



     12.6 The Parties agree that the obligations of this Clause 12 are necessary and reasonable in order to protect the Parties respective businesses, and each Party expressly agrees that monetary damages would be inadequate to compensate a Party for any breach by the other Party of its covenants and agreements set forth herein. Accordingly, the Parties agree and acknowledge that any such violation or threatened violation will cause irreparable injury to a Party and that, in addition to any other remedies that may be available, in law and equity or otherwise, any Party shall be entitled to obtain injunctive relief against the threatened breach of the provisions of this Clause 12, or a continuation of any such breach by the other Party, specific performance and other equitable relief to redress such breach together with its damages and reasonable counsel fees and expenses to enforce its rights hereunder, without the necessity of proving actual or express damages.





     13.   TRADEMARKS


     13.1 Ebbisham undertakes that all Products and all materials u t i lised in connection with the provision, marketing, distribution, advertising and/or marketing thereof shall be of a consistent and high standard of quality, commensurate with the prestige of the Emisphere Trademarks and that its use of the Emisphere Trademarks shall conform to such reasonable standards as Emisphere shall from time to time specify.
           Ebbisham shall cooperate fully with the reasonable instructions of Emisphere with respect to the maintenance of such standards.



     13.2  Ebbisham shall:



           13.2.1 subject to the agreement of Ebbisham s commercial p a r tner such as a sub-licensee, favourably c o n sider promoting and using the Emisphere Trademarks in each country of the Territory and provide proof of use of the Emisphere Trademarks if requested by Emisphere;



           13.2.2 use the Emisphere Trademarks strictly in compliance with any applicable trademark and other laws and regulations and to use such legends, markings and notices in connection therewith as are required by law or otherwise reasonably required by Emisphere to protect Emisphere's rights therein;



           13.2.3 do nothing to mislead the public as to the nature or quality of any Product on which the Emisphere Trademarks are affixed nor use it on advertising or display materials which are unethical, immoral or offensive to good taste;



           13.2.4 at Emisphere's reasonable request supply samples of the Products and any materials utilized in connection with the distribution, advertising and/or marketing thereof that bear or incorporate the Trademarks for inspection by Emisphere;



           13.2.5 not adopt or seek to register any trademark, d e s ign or logo confusingly similar to the Emisphere Trademarks; and


           13.2.6 promptly notify Emisphere in writing if any alleged infringement or unauthorized use of the E m isphere Trademarks comes to Ebbisham's attention.



     13.3 Ebbisham undertakes to use the Emisphere Trademarks in relation only to the Products (or materials for advertising and promotion thereof), and in accordance with any reasonable specifications and directions given by Emisphere from time to time. In particular, but without limitation, Ebbisham agrees to state on the Products or materials for the advertising or promotion thereof that the Emisphere Trademarks is used under license from Emisphere.



     13.4 Ebbisham shall take no action which could prejudice the validity, re-registration or reputation of the Emisphere Trademarks or which could impair the reputation, business standing or prestige of Emisphere.



     13.5 Emisphere shall remain the owner of the Emisphere Trademarks and the goodwill associated with the same and Ebbisham agrees not to assert any ownership interest in the Emisphere Trademarks or the goodwill associated therewith. Ebbisham shall own and retain all right, title, and interest in and to a n y trademark or trademarks (other than the Emisphere Trademarks and the Elan Trademarks) used in the Territory in connection with the sale of the Products.



     13.6 Emisphere shall have the exclusive right to take such action in respect of the registration, defence, infringement and maintenance of the Emisphere Trademarks as Emisphere in its reasonable business judgement deems appropriate. Ebbisham shall provide all such assistance and co-operation, including the furnishing of documents and information and the execution of registered user documentation or the like, as may be required to give effect to any action as may be taken, or required to be taken, by Emisphere. In taking any such action, Emisphere shall consider the legitimate commercial interests of Ebbisham.



     13.7 New trademarks used in relation to the Emisphere Programme T e chnology, the Elan Programme Technology, the Company Programme Technology, or the Products and all registrations t h e reof and applications therefor shall be owned and registered by Ebbisham. New trademarks used in relation to the Emisphere Technology and all registrations thereof and applications therefor shall be owned and registered by Emisphere and shall constitute Emisphere Trademarks.





     14.   TERM OF AGREEMENT



     14.1 Subject to the rights of earlier termination set out in Clauses 14.3 and 14.4, and the provisions regarding the payment of royalties in Clauses 9.5 and 9.6 this Agreement is concluded for a period commencing as of the Effective Date and expiring on a Product by Product basis and on a country by country basis on the last to occur of:



           14.1.1 10 (ten) years starting from the date of the launch of the Product in the country concerned; or



           14.1.2 t h e last to expire patent included in the Emisphere Patents and/or the Emisphere Programme Patents and/or the Elan Programme Patents.



     14.2 At the end of the term as specified in Clause 14.1 above (the "Initial Period"), the Agreement shall continue automatically for an additional period or periods of three (3) years, unless the Agreement has been terminated by Ebbisham or Emisphere on serving two (2) years' written notice on the other prior to the end of the Initial Period or any additional three (3) year period.



     14.3 In addition to the rights of early or premature termination provided for elsewhere in this Agreement, in the event that any of the terms or provisions hereof are incurably breached by either Party, the non-breaching Party may immediately terminate this Agreement by written notice. Subject to the other provisions of this Agreement, in the event of any other breach, the non-breaching Party may terminate this Agreement by giving written notice to the breaching Party that this Agreement will terminate on the sixtieth (60th) day from notice unless cure is sooner effected. If the breaching Party has proposed a course of action to rectify the breach and is acting in good faith to rectify same but has not cured the breach by the sixtieth (60th) day, the said period shall be extended by such period as is reasonably necessary to enable the breach to be cured.



     14.4.1      As  used  in  this  Clause  14.4,  the  term    Event of
                 Bankruptcy  relating to either Party shall mean:



           (a) t h e appointment of a liquidator, receiver, administrator, examiner, trustee or similar officer of either Party or over all or a substantial part of its assets under the law of any applicable jurisdiction, including without limit, the United States of America; or



           (b) an application or petition for bankruptcy, corporate re-organisation, composition, administration, examination, arrangement or any other procedure similar to any of the foregoing under the law of any applicable jurisdiction, including without limit, the United States of America, is filed, and is not discharged within thirty (30) days, or if either Party applies for or consents to the appointment of a receiver, administrator, examiner or similar officer of it or of all or a material part of its assets, rights or revenues or the assets and/or the business of either Party are for any reason seized, confiscated or condemned.



     14.4.2      If  at  any  time  during the term of this Agreement, an
                   Event  of  Bankruptcy   (as defined above) relating to
                 Emisphere occurs, Ebbisham shall have, in addition to all other legal and equitable rights and remedies available hereunder, the option to terminate this Agreement upon thirty (30) days written notice, given within sixty (60) days following the date that Ebbisham becomes aware of the Event of Bankruptcy. Upon such termination, Ebbisham shall be entitled to solely continue the activities conducted or to be conducted pursuant to this Agreement but for the Event of Bankruptcy.



     14.4.3      If  at  any  time  during the term of this Agreement, an
                   Event  of  Bankruptcy   (as defined above) relating to
                 Ebbisham occurs, other than in circumstances where:


           (a) the Event of Bankruptcy arises directly or indirectly as a result of a dispute between Elan and Emisphere and it is unlikely that the Event of Bankruptcy would have arisen if Elan and Emisphere had been in agreement, rather than in dispute; or



           (b) neither Elan nor Emisphere purchases the interest of the other in Ebbisham, in accordance with the provision of Clause 22 of the Joint Venture Agreement;



           Emisphere shall have, in addition to all other legal and equitable rights and remedies available hereunder, the option to terminate this Agreement upon thirty (30) days written notice, given within sixty (60) days following the date that Emisphere becomes aware of the Event of Bankruptcy.



     14.5 Upon exercise of those rights of termination as specified in Clause 14.1 to Clause 14.4 inclusive or elsewhere within the A g reement, this Agreement shall, subject to the other provisions of the Agreement, automatically terminate forthwith and be of no further legal force or effect.



     14.6  Upon expiration or termination of the Agreement:



           14.6.1 any sums that were due from Ebbisham to Emisphere on Net Revenues or Net Sales in the Territory or in such particular country or countries in the Territory (as the case may be) prior to the expiration or termination of this agreement as set forth herein shall be paid in full within sixty
                       (60) days of the expiration or termination of this Agreement for the Territory or for such particular country or countries in the Territory (as the case may be);



           14.6.2 all confidentiality provisions set out herein shall remain in full force and effect;



           14.6.3 all responsibilities and warranties shall insofar as are appropriate remain in full force and effect;

           14.6.4 the rights of inspection and audit set out in Clause 10 shall continue in force for a period of one year;



           14.6.5 except as expressly provided for under Clause 1 4 .6.6 all rights, licenses and sublicenses granted in and pursuant to this Agreement shall cease for the Territory or for such particular country or countries in the Territory (as the case may be). Following such expiration or termination, Ebbisham may not thereafter, except as expressly provided for in Clause 14.6.6, use in the Territory or in such particular country or countries in the Territory (as the case may be)
                       (a) any valid and unexpired Emisphere Patents, (b) any Emisphere Know-How that remains confidential or otherwise proprietary to Emisphere, and/or (c) any Emisphere Trademarks; and



           14.6.6 Ebbisham shall promptly make an accounting to Emisphere of the inventory of the Product which it has in the Territory or for such particular country or countries in the Territory (as the case m a y be), if any, as of the date of such termination and Ebbisham shall thereafter have the right for a period of six (6) months after said expiration or termination to sell such inventory of the Product in the Territory or in such particular country or countries in the Territory (as the case may be) or, if appropriate and legally permissible, to transport such inventory
                       o f Product for sale in another country or countries in the Territory within such six month period; provided that the Net Sales thereof shall be subject to the royalty provisions of Clause 9 and so payable to Emisphere. Thereafter, any remaining inventory of Product shall be disposed
                       o f by mutual agreement of the Parties in accordance with regulatory requirements.





     15.   WARRANTIES/INDEMNITIES



     15.1 Emisphere represents and warrants that it has the sole, exclusive and unencumbered right to grant the licenses and rights herein granted to Ebbisham, and that it has not granted any option, license, right or interest in or to the Emisphere Technology or the Products to any third party which would conflict with the rights granted by this Agreement.



     15.2 Ebbisham represents and warrants that it has the sole, exclusive and unencumbered right to grant the licenses and rights herein granted to Emisphere and that it has not granted any option, license, right or interest in or to the Emisphere Programme Technology, Elan Programme Technology or the Company Programme Technology to any third party which would conflict with the rights granted by this Agreement.



     15.3 Emisphere represents and warrants that to the best of its knowledge, the true inventors of the subject matter claimed are named in the Emisphere Patents and all such inventors have irrevocably assigned all their rights and interests therein to Emisphere.



     15.4 Emisphere represents and warrants that it is not aware of any information material to the examination of the Emisphere Patents listed in Schedule 1 that was not disclosed in writing to the United States Patent Office.



     15.5 Emisphere and Ebbisham represent and warrant for the benefit for each other that the execution of this Agreement by them and the full performance and enjoyment of the rights of them under this Agreement will not breach the terms and conditions of any license, contract, understanding or agreement, whether express, implied, written or oral between them and any third party.



     15.6 Emisphere and Ebbisham represent and warrant for the benefit of each other that as of the date of executing this Agreement, to the best of their knowledge no patents, trade secrets or any other proprietary rights of any third party would be infringed by the manufacture, use or sale of the Product.



     15.7 Emisphere represents and warrants that with respect to all regulatory filings to obtain NDA approvals, to the best of Emisphere's knowledge, the data and information in Emisphere's submission(s) are and shall be free from fraud or material falsity, that the NDA approvals have not been and will not be obtained either through bribery or the payment of illegal gratuities, that the data and information in Emisphere's submissions are and shall be accurate and reliable for purposes of supporting approval of the submissions, and that the NDA approvals are and shall be obtained without illegal or unethical behaviour of any kind.



     15.8 Emisphere represents and warrants that the Carrier supplied to Ebbisham by Emisphere under this Agreement shall conform to the Specifications and in accordance with all regulations and requirements of the FDA including the then current Good Manufacturing Practice (cGMP) regulations which apply to the manufacture and supply of the Carrier. Emisphere represents and warrants that the Carrier supplied to Ebbisham shall not be adulterated or mis-branded as defined by the US Federal Food, Drug and Cosmetic Act, and shall not be a product which would violate any section of such Act if introduced in interstate commerce. EXCEPT AS EXPRESSLY STATED IN THIS CLAUSE 15.8, ALL OTHER WARRANTIES, CONDITIONS AND REPRESENTATIONS, EXPRESS OR IMPLIED, STATUTORY OR OTHERWISE, INCLUDING A WARRANTY AS TO THE QUALITY OR FITNESS FOR ANY PARTICULAR PURPOSE OF THE CARRIER ARE HEREBY EXCLUDED AND EMISPHERE SHALL NOT BE LIABLE IN CONTRACT, TORT OR OTHERWISE F O R ANY LOSS, DAMAGE, EXPENSE OR INJURY OF ANY KIND WHATSOEVER, CONSEQUENTIAL OR OTHERWISE, ARISING OUT OF OR IN CONNECTION WITH THE CARRIER OR ANY DEFECT IN THE CARRIER OR FROM ANY OTHER CAUSE.



     15.9 Emisphere is fully cognisant of all applicable statutes, ordinances and regulations of the Territory with respect to the manufacture of the Carrier including, but not limited to, the U.S. Federal Food, Drug and Cosmetic Act and regulations thereunder, Good Laboratory Practices and Good Manufacturing Practices. Emisphere shall manufacture the Carrier in conformance with the Specifications and the Drug Master File and in a manner which fully complies with such statutes, ordinances, regulations and practices.



     15.10 In addition to any other indemnifications provided for herein, Emisphere shall indemnify and hold harmless Ebbisham and its Affiliates and their respective employees, agents, partners, officers and directors from and against any claims, losses, liabilities or damages (including reasonable attorney's fees and expenses) incurred or sustained by Ebbisham arising out of or in connection with any (a) breach of any representation, covenant, warranty or obligation by Emisphere hereunder, or
           (b) any act or omission on the part of Emisphere or any of its agents or employees in the performance of this Agreement.



     15.11 In addition to any other indemnifications provided for herein, Ebbisham shall indemnify and hold harmless Emisphere and its Affiliates and their respective employees, agents, partners, officers and directors from and against any claims, losses, liabilities or damages (including reasonable attorney's fees and expenses) incurred or sustained by Emisphere arising out of or in connection with any (a) breach of any representation, covenant, warranty or obligation by Ebbisham hereunder, or (b) any act or omission on the part of Ebbisham or any of its agents or employees in the performance of this Agreement.



     15.12 Ebbisham shall assume the sole and entire responsibility and shall indemnify and save harmless Emisphere from any and all claims, liabilities, expenses, including reasonable attorney's fees, responsibilities and damages by reason of any claim, proceedings, action, liability or injury arising out of any faults of the Carrier resulting from the transport, packaging, storage, handling, distribution, marketing or sale of the Carrier by Ebbisham, to the extent that it was caused by the negligence or wrongful acts or omissions on the part of Ebbisham.



     15.13 As a condition of obtaining an indemnity in the circumstances set out above, the Party seeking an indemnity shall:



           15.13.1     fully  and  promptly notify the other Party of any
                       claim   or  proceeding,  or  threatened  claim  or
                       proceeding;



           15.13.2 permit the indemnifying Party to take full care and control of such claim or proceeding;



           15.13.3 cooperate in the investigation and defence of such claim or proceeding;



           15.13.4 not compromise or otherwise settle any such claim or proceeding without the prior written consent of the other Party, which consent shall not be unreasonably withheld conditioned or delayed; and



           15.13.5 take all reasonable steps to mitigate any loss or l i ability in respect of any such claim or proceeding.



     15.14 NOTWITHSTANDING ANYTHING TO THE CONTRARY IN THIS AGREEMENT, EMISPHERE AND EBBISHAM SHALL NOT BE LIABLE TO THE OTHER BY REASON OF ANY REPRESENTATION OR WARRANTY, CONDITION OR OTHER TERM OR ANY DUTY OF COMMON LAW, OR UNDER THE EXPRESS TERMS OF THIS AGREEMENT, FOR ANY CONSEQUENTIAL OR INCIDENTAL LOSS OR DAMAGE (WHETHER FOR LOSS OF PROFIT OR OTHERWISE) AND WHETHER OCCASIONED BY THE NEGLIGENCE OF THE RESPECTIVE PARTIES, THEIR EMPLOYEES OR AGENTS OR OTHERWISE.





     16.   REGULATORY APPROVALS



     16.1 During the INDA registration procedure, each Party shall keep the other Parties promptly and fully advised of such Party's registration activities, progress and procedures. Each Party shall inform the other Parties of any dealings such Party has with the FDA and shall furnish the other Parties with copies of all correspondence. The Parties shall collaborate in relation to obtaining the approval of the FDA for final approved labelling.



     16.2 Any and all INDAs and other applications for regulatory approval filed hereunder for the Product shall remain the property of Ebbisham, provided that Ebbisham shall allow the other Parties access thereto to enable those Parties to fulfil their obligations and exercise their rights under this Agreement, the Elan Supply Agreement and the Emisphere Supply Agreement, the Elan License and the Emisphere License. Ebbisham shall maintain such INDAs at its own cost.



     16.3 Save as otherwise outlined in this Agreement, the costs and expenses of any filings and proceedings made by Ebbisham to the FDA, including post approval studies required by the FDA in respect of the Product, and to maintain the FDA approval hereunder shall be paid by Ebbisham.


     16.4 Each Party shall indemnify and hold harmless the other Parties, its agents and employees from and against all claims, damages, losses, liabilities and expenses to which Ebbisham, its agents, and employees may become subject related to or arising out of Emisphere's bad faith, gross negligence or intentional misconduct in connection with the filing or maintenance or failure to file or maintain or prosecute the NDA.



     16.5 Subject to the provisions of Clause 16.4, it is hereby acknowledged that there are inherent uncertainties involved in the registration of pharmaceutical products with the FDA i n s o far as obtaining approval is concerned and such uncertainties form part of the business risk involved in undertaking the form of commercial collaboration as set forth in this Agreement. Therefore, save for using its reasonable efforts, Emisphere shall have no liability to Ebbisham solely as a result of any failure of the Product to achieve the approval of the FDA, or any other regulatory body in the Territory.





     17.   INSURANCE



     17.1 Emisphere shall maintain comprehensive general liability insurance, including product liability insurance on the Carriers manufactured and/or sold by Emisphere in such prudent amount as shall be determined by the Management Committee for the duration of this Agreement and for a period of two (2) years thereafter. Emisphere shall provide Ebbisham with a certificate from the insurance company verifying the above and undertakes to notify Ebbisham directly at least thirty (30) days prior to the expiration or termination of such coverage. E m isphere shall also provide Ebbisham with a vendor's certificate substantially in a form to be agreed between the Parties.



     17.2 E b bisham shall maintain comprehensive general liability insurance, including product liability insurance on Carriers m a n ufactured and/or sold by Ebbisham that incorporate intellectual property licensed hereunder by Emisphere in such prudent amount as shall be determined by the Management Committee for the duration of this Agreement and three (3) years thereafter. Ebbisham shall provide Emisphere with a certificate from the insurance company verifying the above and undertakes to notify Emisphere thirty (30) days prior to the expiration or termination of such coverage.





     18.   IMPOSSIBILITY OF PERFORMANCE - FORCE MAJEURE



     18.1 Neither Party to this Agreement shall be liable for delay in the performance of any of its obligations hereunder if such delay results from causes beyond its reasonable control, including, without limitation, acts of God, fires, strikes, acts of war, or intervention of a government authority, non availability of raw materials, but any such delay or failure shall be remedied by such Party as soon as practicable.



     19.   SETTLEMENT OF DISPUTES; PROPER LAW



     19.1 The Parties will attempt in good faith to resolve any dispute arising out of or relating to this Agreement promptly by negotiation between executives of the Parties. In the event that such negotiations do not result in a mutually acceptable resolution, the Parties agree to consider other dispute resolution mechanisms including mediation. Subject to the provisions of Clause 19.2, in the event that the Parties fail t o agree on a mutually acceptable dispute resolution mechanism, any such dispute shall be finally settled by the courts of competent jurisdiction. The Parties hereby submit to the jurisdiction of the state and federal courts located in the state of New York and the courts of Ireland and the Parties hereby waive any and all defences of improper venue or that the Forum is inconvenient.



     19.2 Where under any provision of this Agreement any matter is to be determined by an Expert, the provisions of Clause 21 of the Joint Venture Agreement shall apply.



     19.3 T h is Agreement shall be governed by and construed in accordance with the laws of Ireland.



     20.   ASSIGNMENT



     20.1 This Agreement may not be assigned by either Party without the prior written consent of the other, which consent shall not be unreasonably withheld, conditioned or delayed, save that either Party may assign this Agreement to its Affiliate without such consent, provided that such assignment does not have any adverse tax consequences on the other Party. Emisphere and Ebbisham will discuss any assignment by either Party to an Affiliate prior to its implementation in order to avoid or reduce any additional tax liability to the other Party resulting solely from different tax law provisions applying after such assignment to an Affiliate. For the purpose hereof, an additional tax liability shall be deemed to have occurred if either Party would be subject to a higher net tax on payments made hereunder after taking into account any applicable tax treaty and available tax credits than such Party was subject to before the proposed assignment.



     21.   NOTICES



     21.1 Any notice to be given under this Agreement shall be sent in writing in English by registered airmail or telefaxed to the following addresses:



           If to Ebbisham:



           Ebbisham Limited

           Monksland

           Athlone

           County Westmeath



           Attention:  Company Secretary

           Telephone:  353 902 95000

           Telefax:    353 902 92427





           with a copy to Elan at



           Elan Corporation plc

           Monksland

           Athlone

           Co Westmeath

           Ireland



     Attention:  V i ce President, General Counsel Elan
                 Pharmaceutical Technologies

           Telephone:  353 902 94666

           Telefax :   353 902 92427



           If to Emisphere



           Emisphere Technologies, Inc.

           15 Skyline Drive

           Hawthorne

           New York

           USA 10532



           Attention:  Vice President Business Development

           Telephone:  (914) 347 2220

           Telefax:    (914) 347 2498



           or to such other address(es) and telefax numbers as may from time to time be notified by either Party to the other hereunder.


     21.2 Any notice sent by mail shall be deemed to have been delivered within seven (7) working days after despatch and any notice sent by telex or telefax shall be deemed to have been delivered within twenty four (24) hours of the time of the despatch. Notice of change of address shall be effective upon receipt.





     22.   MISCELLANEOUS CLAUSES



     22.1 No waiver of any right under this Agreement shall be deemed effective unless contained in a written document signed by the Party charged with such waiver, and no waiver of any breach or failure to perform shall be deemed to be a waiver of any other breach or failure to perform or of any other right arising under this Agreement.



     22.2 If any provision in this Agreement is agreed by the Parties to be, or is deemed to be, or becomes invalid, illegal, void or unenforceable under any law that is applicable hereto, (i) such provision will be deemed amended to conform to applicable laws so as to be valid and enforceable or, if it cannot be so amended without materially altering the intention of the Parties, it will be deleted, with effect from the date of such agreement or such earlier date as the Parties may agree, and ( i i) the validity, legality and enforceability of the remaining provisions of this Agreement shall not be impaired or affected in any way.



     22.3 The Parties shall use their respective reasonable endeavours to ensure that the Parties and any necessary third party shall do, execute and perform all such further deeds, documents, assurances, acts and things as any of the Parties hereto may reasonably require by notice in writing to the other Party or such third party to carry the provisions of this Agreement.



     22.4 This Agreement shall be binding upon and enure to the benefit of the Parties hereto, their successors and permitted assigns and sub-licenses.



     22.5 No provision of this Agreement shall be construed so as to negate, modify or affect in any way the provisions of any other agreement between the Parties unless specifically referred to, and solely to the extent provided, in any such other agreement. In the event of a conflict between the provisions of this Agreement and the provisions of the Joint Venture Agreement, the terms of the Joint Venture Agreement shall prevail unless this Agreement specifically provides otherwise.



     22.6 No amendment, modification or addition hereto shall be effective or binding on either Party unless set forth in writing and executed by a duly authorised representative of each Party.



     22.7 This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute this Agreement.



     22.8 Each of the Parties undertake to do all things reasonably within its power which are necessary or desirable to give effect to the spirit and intent of this Agreement.



     22.9 Each of the Parties hereby acknowledges that in entering into this Agreement it has not relied on any representation or warranty save as expressly set out herein or in any document referred to herein.



     22.10 Nothing contained in this Agreement is intended or is to be construed to constitute Emisphere and Ebbisham as partners, or Emisphere as an employee of Ebbisham, or Ebbisham as an employee of Emisphere. Neither Party hereto shall have any express or implied right or authority to assume or create any obligations on behalf of or in the name of the other Party or to bind the other Party to any contract, agreement or undertaking with any third party.



     IN WITNESS THEREOF the Parties hereto have executed this Agreement in duplicate.



     SIGNED BY

     For and on behalf of

     EMISPHERE TECHNOLOGIES, INC

     in the presence of:-













     SIGNED BY

     For and on behalf of

     EBBISHAM LIMITED

     in the presence of:-









                                  SCHEDULE 1





                               EMISPHERE PATENTS



                                ISSUED PATENTS

                               --------------





     PATENT NO.              TITLE                         DATE ISSUED





     4,925,673         Delivery System For Pharmacological       05/15/90
                       Agents Encapsulated with Proteinoids



     4,895,725         Microencapsulation of Fish Oils           01/23/90



     4,983,402         Orally Administerable ANF                 02/08/91



     4,976,968         Anhydrous Delivery System For             12/11/90
                       Pharmacological Agents



     4,446,138         Method and Composition for Reducing       05/01/84
                       Weight



     5,443,841         Proteinoid Microspheres and Methods       06/22/95
                       for the Preparation of Use Thereof



     5,401,516         Modified Hydrolyzed Vegetable Protein     03/28/95
                       Microspheres and Methods for Preparation and Use Thereof



     5,451,410         Modified Amino Acids for Encapsulating    09/19/95
                       Active Agents



     5,447,728         Modified Amino Acids for Encapsulating    09/05/95
                       Active Agents



     In 1992 the Company changed its name from Clinical Technologies Associates to Emisphere Technologies, Inc.



                                PENDING PATENTS

                                ---------------



     SERIAL NO.                    TITLE                   DATE FILED





     08/252,979  Delivery System For Pharmacological         06/02/94
                 Agents Encapsulated with Proteinoids


     08/437,705  Proteinoid Microspheres and Methods          05/09/95
                 for the Preparation and Use Thereof



     08/076,803  Stabilized Protein Microspheres and Methods   06/14/93
                 for the Preparation and Use Thereof



     08/437,698  Proteinoid Microspheres and Methods           05/09/95
                 for Preparation of Use Thereof



     08/484,293  Fragrances and Flavorants                     06/07/95


     08/342,900  Modified Hydrolyzed Vegetable Protein         11/21/94
                 Microspheres and Methods for Preparation and Use Thereof



     08/233,281  Modified Hydrolyzed Vegetable Protein          04/25/94
                 Microspheres and Methods for Preparation and Use Thereof



                 Desferrioxamine Oral Delivery System



                 Insulin Oral Delivery System



     08/372,208  Compositions for the Delivery of Antigens       01/13/95


     08/460,265  Modified Amino Acids for Drug Delivery           06/02/95



     08/231,622  Modified Amino Acids for Drug Delivery           04/22/94



     08/475,887  Method of Solubilizing and Encapsulating         06/07/95
                 Intraconazole



     08/475,882  Spray Drying Method and Apparatus                06/07/95



     08/205,511  Oral Drug Delivery Compositions and Methods       03/02/94



     08/231,623  Acids and Acid Salts and Their Use In Delivery
                 Systems                                           04/22/94



     08/315,200  Diketopiperazine-Based Delivery Systems           09/29/94



     08/316,404  Carbon-Substituted Diketopiperazine Delivery      09/30/94



     08/335,148  Compounds and Compositions for Delivering        10/25/94
                 Active Agents



     08/328,932  Active Agent Transport Systems                   10/25/94



     08/438,644  Compositions for the Delivery of Antigens        05/10/95



     08/475,885  Proteinoid  Emulsions and Methods for Preparation 06/07/95
                 and Use Thereof



     08/430,491  Bis-Amide-Dicarboxylic Acids                     04/28/95



     08/424,654  Compounds and Compositions for Delivering        03/31/95
                 Active Agents



     60/003,111  Compounds and Compositions for Delivering        09/01/95
                 Active Agents



     60/003,508  Practical Synthesis of N-Aminoalkanoic Acid       09/11/95
                 Derivatives



                 Oligopeptides-Heparin Interaction



                 Cycloalkyl Diamids Acids







     In 1992 the Company changed its name from Clinical Technologies Associates to Emisphere Technologies, Inc.



-----------------------------------------------------------------------------


                                  Exhibit 10



                 Stock Instrument dated September 26, 1996 by

                  and between Ebbisham Limited and the Company








-----------------------------------------------------------------------------

                         Dated         September 1996









                               EBBISHAM LIMITED





                                      AND





                             ELAN CORPORATION PLC






                               STOCK INSTRUMENT

                          constituting US$4,500,000

                            Subordinated Loan Stock

















                               McCann FitzGerald

                                  Solicitors

                             2 Harbourmaster Place

                               Custom House Dock

                                   Dublin 1




                                   Contents





     Clause                                                           Page


1.   Definitions and Interpretation . . . . . . . . . . . . . . .       1


2.   Representations and Warranties . . . . . . . . . . . . . . .       2


3.   The Stock  . . . . . . . . . . . . . . . . . . . . . . . . .       3


4.   Subordination of Stock Repayment . . . . . . . . . . . . . .       4


5.   The Certificate and Terms and Conditions . . . . . . . . . .       4


6.   Repayment  . . . . . . . . . . . . . . . . . . . . . . . . .       5


7.   Notices  . . . . . . . . . . . . . . . . . . . . . . . . . .       5


8.   Assignment . . . . . . . . . . . . . . . . . . . . . . . . .       6


9.   General  . . . . . . . . . . . . . . . . . . . . . . . . . .       6


10.  Jurisdiction and Governing Law . . . . . . . . . . . . . . .       6



   THIS INSTRUMENT entered into on           September 1996 between

     EBBISHAM LIMITED, ("Ebbisham"), whose registered office is at 2 H a rbourmaster Place, Custom House Dock, Dublin 1, and ELAN CORPORATION PLC ("Elan"), whose registered office is at Monksland, Athlone, Co. Westmeath.



     NOW THIS INSTRUMENT WITNESSETH:



     1.     Definitions and Interpretation



     1.1 In this Instrument unless the context or subject otherwise requires, the following expressions shall have the following meanings:



            "Business Day" means any day (other than a Saturday or Sunday) on which banks are open for business in Ireland;



            " C e r t ificate" means a certificate for Stock in or substantially in the form set out in Schedule 1;



            "Companies Acts" means the Companies Acts, 1963 to 1990;



            "Event of Default" means the events set out in clause 6.2;



            "Joint Venture Agreement" means the Joint Venture Agreement between Elan, Emisphere Technologies, Inc. and Ebbisham of even date with this Instrument;



            "Party" means Ebbisham or Elan and "Parties" means Ebbisham and Elan together;


            "Person" means an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature;



            "Regulatory Authority" means the Central Bank of Ireland, the Revenue Commissioners, and any regulatory authority in or of Ireland or of any federation, community, association or organisation wherever established of which Ireland is for the time being a member;



            "Security Interest" means any mortgage, trust, debenture, p l e dge, lien, hypothecation, security interest, any assignment with a provision for re-assignment, charge or encumbrance of any kind or any other agreement or arrangement having the effect of security;



            "Stock" means the US$4,500,000 subordinated loan stock issued to Elan on payment of US$4,500,000 from Elan to Ebbisham, as the context or subject admits, or the amount of such stock for the time being issued and outstanding;



            "tax" means any present or future tax, levy, impost, withholding, duty or other charge of a similar nature (including, without limitation, any penalty, charge or interest payable in connection with any failure to pay or any delay in paying any of the same);



            "Instrument" means this Stock Instrument and any Certificates as modified from time to time in accordance with the provisions herein contained, including, without limitation, any supplemental instrument executed in accordance with the provisions herein contained; and



            "US$" means the lawful currency for the time being of the United States of America.



     1.2    In this Instrument:

            (i) words and expressions defined in the Companies Acts shall, unless the context or subject otherwise requires, have the same meanings in this Instrument; (ii) words importing the singular shall include the plural and vice versa;



            (iii) unless the context otherwise requires, reference to a clause or schedule is to a clause or schedule of this Instrument;



            (iv) reference  to  a  statute  or  statutory provision shall include a reference to it as from time to time amended, extended or re-enacted; and



            (v)  the   headings  in  this  Instrument  are  inserted  for
                 convenience only and do not affect its construction;



            (vi) unless   the  context  or  subject  otherwise  requires,
                 references to words in one gender include references to the other genders.



     2.     Representations and Warranties



     2.1 Ebbisham hereby represents and warrants to and for the benefit of Elan that at the date hereof:



            (i)  Ebbisham is duly incorporated under the laws of Ireland;



            (ii) Ebbisham  has  full authority and capacity to enter into and perform its obligations under this Instrument ( h aving obtained all requisite corporate and governmental approvals);



            (iii) Ebbisham is not engaged in any litigation or arbitration, or in any dispute or controversy r e a sonably likely to lead to litigation, arbitration or any other proceeding, which would materially affect the validity of this Instrument, or its fulfilment of its obligations under this Instrument; and



            (iv) this  Instrument has been fully authorised, executed and delivered by it and it has full legal right, power and authority to enter into and perform this Instrument.



     3.     The Stock



     3.1 The Stock shall be known as Subordinated Loan Stock. The amount of the Stock is limited to US$4,500,000. The Stock as and when issued shall constitute direct, unconditional and unsecured obligations of Ebbisham.



     3.2 Ebbisham shall comply with the terms and conditions of this Instrument and the Stock shall be held subject to and with the benefit of such terms and conditions all of which shall be binding on Ebbisham and Elan and all persons claiming through or under them, respectively.



     3.3 Interest on the Stock shall be payable annually by Ebbisham to Elan on the last Business Day of each Financial Year (as defined in the Joint Venture Agreement) provided that no interest shall be due or payable for any financial year unless Ebbisham shall have accumulated distributable reserves and shall have earned a profit after tax in the preceding Financial Year of not less than US$100,000. The rate of interest applicable for each such financial year shall be as follows:



            (i) 5% if profits after tax for that financial year exceed US$100,000 but do not exceed US$5,000,000;


            (ii) 10%  if profits after tax for that financial year exceed
                 US$5,000,000 but do not exceed US$10,000,000;



            (iii) 15% if profits after tax for that financial year exceed US$10,000,000.



     4.     Subordination of Stock Repayment



            In a liquidation, winding-up or other bankruptcy of Ebbisham, the right of Elan to payment by Ebbisham of the full amount of the Stock shall be subordinated and postponed in the right of payment, satisfaction and discharge by Ebbisham to the prior payment, satisfaction and discharge by Ebbisham of the claims of all other creditors of Ebbisham.





            Provided that:



            (i) the right of Elan to be repaid by Ebbisham the full amount of the Stock in a liquidation, winding-up or other bankruptcy of Ebbisham shall rank:



                 (a) above and in preference to the rights of any holder of share capital in Ebbisham; and



                 (b) pari passu, equally and rateably with the rights of other creditors of Ebbisham whose debts or claims rank equally and rateably with the Stock in respect of Ebbisham's obligation to repay the full amount thereof on a winding-up, liquidation or other bankruptcy of Ebbisham.



            (ii) The  subordination and postponement of the right of Elan to the payment by Ebbisham of the principal amount of the Stock provided for in this Clause 4 shall only affect the ranking, for priority purposes, of Elan's rights in a liquidation, winding-up or other bankruptcy of Ebbisham and shall not in any way whatsoever prevent or postpone any amount payable by Ebbisham in respect of Stock from falling due for payment as provided for in Clause 6 or otherwise in this Instrument.



     5.     The Certificate and Terms and Conditions



     5.1 The Certificate shall be executed under the common seal of Ebbisham which shall be affixed and witnessed in accordance with its Articles of Association.



     5.2 Elan shall be entitled to receive one or more Certificates for the Stock held by it.



     5.3    The Certificate shall be:



            (i)  in  the  form  or  substantially  in the form set out in
                 Schedule 1; and



            (ii) issued subject to the terms and conditions applicable to
                 Stock under this Instrument.



     6.     Repayment



     6.1 The Stock together with any interest due and outstanding shall be repaid on the tenth anniversary of this Instrument.



     6.2 The Stock shall become immediately due by Ebbisham if an order is made or an effective resolution is passed for the liquidation, winding up or other bankruptcy of Ebbisham or any analogous or similar event shall happen by reference to the laws of any applicable jurisdiction.



     6.3 On repayment of the Stock, the Stock shall be immediately redeemed and cancelled by Ebbisham.


     7.     Notices



            Any notice to be given under this Agreement shall be sent in writing by registered or recorded delivery post or telecopied to:



            -    Elan at



                 Elan Corporation plc

                 Monksland, Athlone, County Westmeath, Ireland



                 Attention:   Company Secretary

                 Telephone:   353 902 95000

                 Telefax:     353 902 92427



            -    Ebbisham at



                 Ebbisham Limited

                 Monksland, Athlone, County Westmeath, Ireland



                 Attention:   Company Secretary

                 Telephone:   353 902 95000

                 Telefax:     353 902 92427



            with a copy to



                 Emisphere Technologies, Inc. ("Emisphere")


                 15 Skyline Drive, Hawthorne NY, USA 10532



                 Attention:   Vice President
                              Business Development

                 Telephone:   1 913 347 2220

                 Telefax:     1 913 347 2498



            or to such other address(es) as may from time to time be notified by either Party or Emisphere to the other hereunder.



            Any notice sent by mail shall be deemed to have been delivered within seven (7) working days after dispatch and any notice sent by telecopy shall be deemed to have been delivered within twenty-four (24) hours of the time of the dispatch. Notices of change of address shall be effective upon receipt.









     8.     Assignment



     8.1 This Instrument and the Stock issued pursuant hereto may be assigned by Elan together, but not without the prior written consent of Ebbisham, such consent not to be unreasonably withheld or delayed.



     9.     General



     9.1 If at any time any one or more of the provisions in this Instrument is or becomes invalid, illegal or unenforceable in any respect under any law or regulation, the validity, legality and enforceability of the remaining provisions of this Instrument shall not be in any way affected or impaired thereby.



     9.2 This Instrument may be executed in any number of counterparts on separate counterparts, each of which, when executed and d e livered, shall constitute an original, but all the counterparts shall together constitute but one and the same instrument.



     10.    Jurisdiction and Governing Law



     10.1 For the benefit of Elan, Ebbisham agrees that the courts of Ireland are to have jurisdiction to settle disputes which may arise under or in connection with this Instrument. This provision shall not restrict or prevent Elan or Ebbisham from taking any legal action, suit or proceeding under or in connection with this Instrument in the courts of any other competent jurisdiction.



     10.2 This Instrument shall be governed by and construed in accordance with the laws of Ireland and the Parties agree to submit to the jurisdiction of the state and federal courts located in the State of New York and the courts of Ireland for the resolution of disputes hereunder.





     IN WITNESS WHEREOF the Parties have executed this Instrument in duplicate on the day first set forth above.





     SIGNED BY

     for and on behalf of

     ELAN CORPORATION PLC

     in the presence of:-



     SIGNED BY

     for and on behalf of

     EBBISHAM LIMITED

     in the presence of:-















                                  Schedule 1



                             [Form of Certificate]



                               Ebbisham Limited



                     US$4,500,000 SUBORDINATED LOAN STOCK









     [Serial No.]                                        [Amount of Stock]





     The  issue  of the Stock was authorised by a resolution of the board
     o f    directors  of  Ebbisham  Limited,  incorporated  in  Ireland,
     registered number [    ] ("Ebbisham") passed on          1996.

     THIS  IS  TO  CERTIFY  that  Elan  Corporation Plc is the registered
     holder(s)  of  [                         ] (US dollars) in amount of
     Stock  which  is  constituted  by a Stock Instrument entered into by
     Ebbisham  on  [    ]             1996 (the "Instrument").  The Stock
     is issued subject to the provisions and conditions contained in the Instrument.



     IN WITNESS whereof, this Certificate has been executed under the Common Seal of Ebbisham Limited.





     SEAL





                                       --------------------------

                                           Authorised Person







                                       --------------------------

                                           Authorised Person





     Dated [                ]





-----------------------------------------------------------------------------

                                  EXHIBIT 10



          Memorandum and Articles of Association of Ebbisham Limited










-----------------------------------------------------------------------------




                       THE COMPANIES ACTS, 1963 to 1990







                           COMPANY LIMITED BY SHARES



























                    MEMORANDUM AND ARTICLES OF ASSOCIATION







                                      OF



                               EBBISHAM LIMITED



      (As adopted by members special resolution dated 26 September 1996)















                               McCann FitzGerald

                                  Solicitors

                             2 Harbourmaster Place

                               Custom House Dock

                                   Dublin 1













                                   CONTENTS





     Clause                                                       Page No.







     Memorandum of Association




NAME OF COMPANY . . . . . . . . . . . . . . . . . . . . . . .           1


OBJECTS OF THE COMPANY . . . . . . . . . . . . . . . . . . . .          1


LIABILITY OF THE MEMBERS . . . . . . . . . . . . . . . . . . .          5


SHARE CAPITAL . . . . . . . . . . . . . . . . . . . . . . . . .         6



Articles of Association



INTERPRETATION . . . . . . . . . . . . . . . . . . . . . . . . .        8


PRIVATE COMPANY  . . . . . . . . . . . . . . . . . . . . . . . .       10


SHARE CAPITAL AND VARIATION OF RIGHTS  . . . . . . . . . . . . .       10


LIEN . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14


CALLS ON SHARES  . . . . . . . . . . . . . . . . . . . . . . . .       15


FORFEITURE OF SHARES . . . . . . . . . . . . . . . . . . . . . .       16


TRANSFER OF SHARES . . . . . . . . . . . . . . . . . . . . . . .       17


INCREASE OF CAPITAL  . . . . . . . . . . . . . . . . . . . . . .       18


ALTERATION OF CAPITAL  . . . . . . . . . . . . . . . . . . . . .       18


GENERAL MEETINGS . . . . . . . . . . . . . . . . . . . . . . . .       19


NOTICE OF GENERAL MEETINGS . . . . . . . . . . . . . . . . . . .       19


PROCEEDINGS AT GENERAL MEETINGS  . . . . . . . . . . . . . . . .       20


VOTES OF MEMBERS . . . . . . . . . . . . . . . . . . . . . . . .       21


BODY CORPORATES ACTING BY REPRESENTATIVES  . . . . . . . . . . .       23


DIRECTORS  . . . . . . . . . . . . . . . . . . . . . . . . . . .       23


BORROWING POWERS . . . . . . . . . . . . . . . . . . . . . . . .       25


POWERS AND DUTIES OF DIRECTORS . . . . . . . . . . . . . . . . .       25


PROCEEDINGS OF DIRECTORS . . . . . . . . . . . . . . . . . . . .       27


SECRETARY  . . . . . . . . . . . . . . . . . . . . . . . . . . .       29


THE SEAL . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29


AUTHENTICATION OF DOCUMENTS  . . . . . . . . . . . . . . . . . .       30


DIVIDENDS AND RESERVE  . . . . . . . . . . . . . . . . . . . . .       30


ACCOUNTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31


CAPITALISATION OF PROFITS  . . . . . . . . . . . . . . . . . . .       32


AUDITORS . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33


NOTICES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33


WINDING UP . . . . . . . . . . . . . . . . . . . . . . . . . . .       34


INDEMNITY  . . . . . . . . . . . . . . . . . . . . . . . . . . .       34




                         COMPANIES ACTS, 1963 TO 1990





                           COMPANY LIMITED BY SHARES





                          MEMORANDUM OF ASSOCIATION



                                      OF

                               EBBISHAM LIMITED



     1.   Name of Company is:  EBBISHAM LIMITED



     2.   The objects for which the Company is established are:



          (a) To carry on all or any of the businesses of manufacturers, buyers, sellers, and distributing agents of and dealers in all kinds of patent, pharmaceutical, medicinal, and medicated preparations, patent medicines, drugs, herbs, perfumes, creams, unguents, hairdressings, washes, pomades, dyes, cosmetics, skin preparations, soaps, oils, oleaginous and vaporaceous substances, beauty specialties, preparations and accessories of every description, and of and in pharmaceutical, medicinal, proprietary and industrial preparations, compounds, and articles of all kinds, chemists, druggists, and chemical manufacturers, merchants and dealers; and to manufacture, make up, prepare, buy, sell, and deal in all articles, substances, and things commonly or conveniently used in or for making up, preparing, or packing any of the products in which the Company is authorised to deal, or which may be required by customers of or persons having dealings with the Company.



          (b) To establish, maintain and operate laboratories and shops for the purpose of carrying on chemical, physical and other research in medicine, chemistry, pharmacy, dentistry, industry or other unrelated or related fields.



          (c) To carry on any other business except the issuing of policies of insurance, which may seem to the Company capable of being conveniently carried on in connection with the above, or calculated directly or indirectly to enhance the value of or render profitable any of the Company's property or rights.



          (d) As an object of the Company and as a pursuit in itself or otherwise, and whether for the purpose of making a profit or avoiding a loss or for any other purpose whatsoever, to engage in currency exchange and interest rate transactions and any other financial or other transactions of whatever nature, including (without limiting the foregoing) any transaction for the purpose of, or capable of being for the purposes of, avoiding, reducing, minimising, hedging against or otherwise managing the risk of any loss, cost, expense of liability arising, or which may arise, directly or indirectly, from a change or changes in any interest rate or currency exchange rate or in the price or value of any property, asset, commodity, index or liability or for any other risk or factor affecting the Company's business, including but not limited to dealings, whether involving purchases, sales or otherwise, in foreign and Irish currency, spot and forward exchange rate contracts, forward rate agreements, caps, floors and collars, futures, options, swaps, and any other currency interest rate and other hedging arrangements and such other instruments as are similar to, or derivatives of, any of the foregoing.



          (e) To invest any monies of the Company in such investments (including shares in the Company) and in such manner as may from time to time be determined, and to hold, sell or deal with such investments and generally to purchase, take on lease or in exchange or otherwise acquire any real and personal property and rights or privileges.



          (f) To acquire by purchase, exchange, lease, fee farm grant or otherwise, either for an estate in fee simple or for any lesser estate or other estate or interest, whether immediate or reversionary and whether vested or contingent, any lands, tenements or hereditaments of any tenure, whether subject or not to any charges or incumbrances, and to hold, farm, work and manage and to let, sublet, mortgage or charge land and buildings of any kind, reversions, interests, annuities, life policies, and any other property real or personal, movable or immovable, either absolutely or conditionally, and either subject or not to any mortgage, charge, ground rent or other rents or incumbrances.



          (g) Incidentally to the objects aforesaid, but not as a primary object, to sell, exchange, mortgage (with or without power of sale), assign turn to account or otherwise dispose of and generally deal with the whole or any part of the property, shares, stocks, securities, estates, rights or undertakings of the Company, real, chattel real or personal, movable or immovable either, in whole or in part, upon whatever terms and whatever consideration the Company shall think fit.


          (h) To take part in the management, supervision, or control of the business or operations of any company, or undertaking, and for that purposes to appoint and remunerate any Directors, accountants, or other experts or agents to act as consultants, supervisors and agents of other companies or undertakings and to provide managerial, advisory, technical, design, purchasing and selling services.



          (i) To make, draw, accept, endorse, negotiate, issue, execute, discount and otherwise deal with bills of exchange, promissory notes, letters of credit, circular notes, and other negotiable or transferable instruments.



          (j) To redeem, purchase, or otherwise acquire in any manner permitted by law and on such terms and in such manner as the Company may think fit any shares in the Company's Capital.



          (k) To guarantee support or secure whether by personal covenant or by mortgaging or charging all or any part of the undertaking property and assets (present and future) and uncalled capital of the Company or such methods the performance of the obligations of, and the repayment or payment of the principal amounts of and the premiums interest and dividends on any security of any person firm or company including (without prejudice to the generality of the foregoing) any company which is for the time being the Company's holding company or subsidiary as defined by
               Section 155 of the Companies Act 1963 or another subsidiary as defined by the said Section of the Company's holding company or otherwise associated with the Company in business, and without prejudice to the foregoing, to issue indemnities in respect of the obligations of third parties or otherwise and to give any form of security in connection therewith), notwithstanding the fact that the Company may not receive any consideration, advantage or benefit, direct or indirect, from entering into such guarantee and/or indemnity or other arrangement or transaction contemplated herein.



          (l) To lend the funds of the Company with or without security and at interest or free of interest and on such terms and conditions as the Directors shall from time to time determine.


          (m) To raise or borrow or secure the payment of money in such manner and on such terms as the Directors may deem expedient and in particular by way of subordinated loans and by the issue of bonds, debentures or debenture stock, perpetual or redeemable , or by mortgage, charge,lien or pledge upon the whole or any part of the undertaking, property, assets and rights of the Company, present or future, including its uncalled capital and generally in any other manner as the Directors shall from time to time determine and to guarantee the liabilities of the Company or any other person and any debentures, debenture stock or other securities may be issued at a discount, premium or otherwise, and with any special privileges as to redemption, surrender, transfer, drawings, allotments of shares, attending and voting at general meetings of the Company, appointment of Directors and otherwise.



          (n) To accumulate capital for any of the purposes of the Company, and to appropriate any of the Company's assets to specific purposes, either conditionally or unconditionally, and to admit any class or section of those who have any dealings with the Company to any share in the profits thereof or in the profits of any particular branch of the Company's business or to any other special rights, privileges, advantages or benefits.



          (o) To reduce the Share Capital of the Company in any manner permitted by law.



          (p) To make gifts or grant bonuses to officers or other persons who are or have been in the employment of the Company and to allow any such persons to have the use and enjoyment of such property, chattels or other assets belonging to the Company upon such terms as the Company shall think fit.



          (q) To establish and maintain or procure the establishment and maintenance of any pension or superannuation fund (whether contributory or otherwise) for the benefit of an to give or procure the giving of donations, gratuities, pensions, annuities, allowances, emoluments or charitable aid to any persons who are or were at any time in the employment or service of the Company or any of its predecessors in business, or of any company which is a subsidiary of the Company or who may be or have been Directors or officers of the Company or of any such other company as aforesaid, or any persons in whose welfare the Company or any such other company as aforesaid may be interested and the wives, widows, children, relatives and dependants of any such persons and to make payments towards insurance and assurance and to form and contribute to provident and benefit funds for the benefit of such person and to remunerate any person, firm or company rendering services to the Company, whether by cash payment, gratuities, pensions, annuities, allowances, emoluments or by the allotment of shares or securities of the Company credited as paid up in full or in part or otherwise.



          (r) To employ experts to investigate and examine into the conditions, prospects, value, character and circumstances of any business concerns, undertakings, assets, property or rights.



          (s) To insure the life of any person who may, in the opinion of the Company, be of value to the Company, as having or holding for the Company interests, goodwill, or influence or otherwise and to pay the premiums on such insurance.



          (t) To distribute either upon a distribution of assets or division of profits among the Members of the Company in kind any property of the Company, and in particular any shares, debentures, or securities of other companies belonging to the Company or of which the Company may have the power of disposing.



          (u) To do and carry out all or any of the foregoing objects in any part of the world and either as principals, agents, contractors, trustees or otherwise, and either by or through agents, trustees or otherwise and either alone or in partnership or in conjunction with any other company, firm or person, provided that nothing herein contained shall empower the Company to carry on the businesses of assurance or insurance within the meaning of the Insurance Acts 1909 to 1964.


          (v) To apply for, purchase or otherwise acquire any patents, brevets d'invention, licences, trade marks, industrial designs, know-how, concessions and other forms of intellectual property rights and the like conferring any exclusive or non-exclusive or limited or contingent rights to use, or any secret or other information as to any invention or process of the Company, or the acquisition of which may seem calculated directly or indirectly to benefit the Company, and to use, exercise, develop, or grant licences in respect of, or otherwise turn to account the property, rights or information so acquired.



          (w) To enter into partnership or into any arrangements for sharing profits, union of interests, co-operation, joint venture, reciprocal concession or otherwise with any person or company carrying on or engaged in or about to carry on or engage in any business or transaction which the Company is authorised to carry on or engage in or any business or transaction capable of being conducted so as directly or indirectly to benefit the Company.



          (x) To acquire and undertake the whole or any part of the undertaking business, property and liabilities of any person or company carrying on any business which the Company is authorised to carry on or which is capable of being conducted so as to benefit the Company directly or indirectly or which is possessed of assets suitable for the purposes of the Company.



          (y) To amalgamate with, merge with or otherwise become part of or associated with any other company or association in any manner permitted by law.



          (z) To do and carry out all such other things as may be deemed by the Company to be incidental or conductive to the attainment of the above objects or any of them or calculated to enhance the value of or render profitable any of the Company's properties or rights.



          And it is hereby declared that the word "company" in this clause, except where used in reference to this Company, shall be deemed to include any person, partnership or other body of persons whether incorporated or not incorporated and whether domiciled in the State or elsewhere and that the objects of the Company as specified in each of the foregoing paragraphs of this clause (except paragraph (g) and except otherwise only if and so far as otherwise expressly provided in any such paragraph) shall be separate and distinct objects and shall not be in anywise limited or restricted by reference to or inference from the terms of any other paragraph or the name of the Company.



     3.   The liability of the Members is limited.



     4.   The Share Capital of the Company is US$10,000,000 divided into

          5,000,000 "A" Ordinary Shares and 5,000,000 "B" Ordinary Shares of US$1 each.



          We, the several persons whose names and addresses are subscribed, wish to be formed into a Company in pursuance of this Memorandum of Association, and we agree to take the number of shares in the Capital of the Company set opposite our respective names.



     ----------------------------------------------------------------

     NAMES, ADDRESSES AND DESCRIPTIONS       Number of Shares
     OF SUBSCRIBERS
          taken by each Subscriber





     ----------------------------------------------------------------







     MFSD Nominees Limited                          One


     2 Harbourmaster Place

     Custom House Dock

     Dublin 1



     Limited Company



     ------------------------

     Director





     MFSD Holdings Limited                          One

     2 Harbourmaster Place

     Custom House Dock

     Dublin 1



     Limited Company



     ------------------------

     Director







     ---------------------------------------------------------------



          Total Shares Taken:                Two









     ----------------------------------------------------------------



          Dated the  8  day of February 1996



          Witness to the above signature:-
                                             Alan Fitzpatrick

                                             2 Harbourmaster Place

                                             Custom House Dock

                                             Dublin 1







          Secretarial Assistant





     ----------------------------------------------------------------


                         COMPANIES ACTS, 1963 to 1990







                           COMPANY LIMITED BY SHARES









                            ARTICLES OF ASSOCIATION







                                     -of-





                               EBBISHAM LIMITED











                                INTERPRETATION






     1. The regulations contained in Table A in the First Schedule to the Companies Act, l963, shall not apply to the Company.



     2. In these Articles the following words or symbols shall have the following meanings unless such meanings are inconsistent with the subject or context:



     the Act the Companies Act, 1963; but where a reference is made to a particular section or sections of the Act the reference shall be to such section or sections of the Act as the same may be from time to time amended or replaced;





     the Acts the Companies Acts, 1963 to 1990 and every statutory extension modification and re-enactment thereof from time to time in force;



     the l983 Act                    the Companies (Amendment) Act, l983;



     the 1990 Act                    the Companies Act, 1990;



     the Directors                   the Directors for the time being and
                                     from time to time of the Company or
                                     the Directors present at a meeting
                                     of the Board of Directors



     the Office                      the Registered Office for the time
                                     being and from time to time of the
                                     Company;


     the Register                    the Register of Members to be kept
                                     as required by section 116 of the Act;



     these Articles                  these Articles of Association, as
                                     originally framed, or as varied from
                                     time to time by special resolution;



     the Seal                        the common seal of the Company;



     the Secretary                   shall include an assistant or an
                                     acting secretary for the time being;



     Class Meeting                   meeting of holders of one class of
                                     shares in the Company;



     "A" Director                    any person appointed an "A" Director
                                     pursuant to Article 71(1) or deemed
                                     to have been so appointed pursuant
                                     to Article 76;



     "B" Director                    any person appointed a "B" Director
                                     pursuant to Article 71(2) or deemed
                                     to have been so appointed pursuant
                                     to Article 76;



     the State                       the Republic of Ireland;



     Dividend                        dividend and/or bonus;



     Month                           calendar month;



     Paid up                         paid up or credited as paid up;



     Year                            calendar year;



     IR                              Irish Pounds;  and



     US$                             United States Dollars.



     Expressions referring to writing shall, unless the contrary intention appears, be construed as including reference to printing, lithography, photography, and any other means of reproducing or representing words in visible form.



     Words importing the singular number only shall include the plural number and vice versa, and words importing the masculine gender shall include the feminine gender.



     Words importing persons shall include corporations.



     Unless the contrary intention appears, words or expressions contained in these Articles shall bear the same meanings as in the Acts as in force at the date on which these Articles become binding on the Company.



                                PRIVATE COMPANY



     3.  The Company is a private company, and accordingly:



         (a) the right to transfer shares is restricted in the manner hereinafter prescribed;



         (b) the number of members of the Company (exclusive of persons who are in the employment of the Company and of persons who, having been formerly in the employment of the Company, were while in such employment, and have continued after the determination of such employment to be members of the Company) is limited to fifty; so however that where two or more persons hold one or more shares in the Company jointly they shall for the purposes of this Article be treated as a single member;



         (c) any invitation to the public to subscribe for any shares or debentures of the Company is prohibited;



         (d) the Company shall not have power to issue share warrants to bearer.



                     SHARE CAPITAL AND VARIATION OF RIGHTS



     4(1) The share capital of the Company is US$10,000,000 divided as follows:



               (a)  5,000,000 "A" Shares of US$1 each;



               (b)  5,000,000 "B" Shares of US$1 each;



      (2) The "A" Shares and "B" Shares shall each enjoy the rights specified below:



               (a) the holders of the "A" Shares and the "B" Shares (the "A Shareholders" and "B Shareholders" respectively) shall have the right to receive notice of and attend, speak and vote at general meetings of the Company;



               (b) the aggregate annual dividend and final distribution on the winding up of the Company which is payable on the "A" Shares shall equal the aggregate annual dividend payable on the "B" Shares regardless of the number of "A" Shares or "B" Shares as the case may be then in issue;







               (c) except as otherwise provided in these Articles the "A" Shares and "B" Shares rank pari passu in all respects.



     5(1)      Without prejudice to any special rights previously
     conferred on the holders of any shares or class of shares in the Company, any share in the Company may be issued with such preferred, deferred or other special rights or restrictions, whether in regard to dividend, voting, return of capital or otherwise, as the Company may from time to time by special resolution determine.



      (2) Subject to the provisions of Part XI of the 1990 Act the Company may:



               (a) issue shares which are to be redeemed or are liable to be redeemed at the option of the Company or the holder on such terms and in such manner as shall be provided by the Articles of Association of the Company provided always that the nominal value of the issued share capital which is not redeemable shall not at any time, be less than one tenth of the nominal value of the total issued share capital of the Company;



               (b)  purchase its own shares;



               (c)  cancel any of its own shares following purchase;



               (d) re-designate any of its own shares following purchase as treasury shares provided always that the nominal value of any treasury shares held by the Company, may not, at any one time, exceed ten per cent. of the nominal value of the issued share capital of the Company.



                    (For so long as the Company holds shares as treasury shares:



                    (i) the Company shall not exercise any voting rights in respect of those shares and any purported exercise of those rights shall be void; and



                    (ii) no dividend or other payment (including any
                         payment in a winding up of the Company) shall be payable to the Company in respect of those shares);





               (e) cancel or re-issue as shares of any class any shares held by the Company as treasury shares;



               (f) make a payment in respect of the redemption or purchase of its own shares otherwise than out of distributable profits of the Company or the proceeds of a fresh issue of shares.



     Notice of purchase or redemption in writing shall be given in accordance with this sub-paragraph to the holders of Ordinary Shares to be purchased or redeemed. Any notice of purchase or redemption shall specify the number of shares to be purchased or redeemed, the date fixed for purchase or redemption and the place at which the certificates for such shares are to be presented for purchase or redemption and upon such date each of the holders of the shares concerned shall be bound to deliver to the Company at such place the certificates for the shares to be purchased or redeemed. If any certificate so delivered to the Company includes any shares not to be purchased or redeemed on that occasion a fresh certificate for such shares shall forthwith be issued to the holder delivering such certificate to the Company.



     6(1)      If at any time the share capital of the Company is divided into different classes of shares, the rights attached to any class (unless otherwise provided by the terms of the issue of the shares of that class) may, subject to the provisions of the Acts, whether or not the Company is being wound up, be varied or abrogated with the consent in writing of the holders of three-fourths of the issued shares of that class or with the sanction of a special resolution passed at a separate general meeting of the holders of the shares of the class, but not otherwise.


      (2) The rights conferred upon the holders of the shares of any class shall not, unless otherwise expressly provided by the terms of issue of such shares, be deemed to be varied by the amendment of rights attaching to shares or the creation or issue of further shares ranking in priority thereto or pari passu therewith or by the issue of further shares of any other class of shares in the Company whether such class of shares is in existence at the time of issue of shares in the first mentioned class or not.



      (3) To every Class Meeting held pursuant to paragraph (1) of this Article all the provisions of these Articles relating to general meetings of the Company, and to proceedings thereat shall, mutatis mutandis, apply, but so that the necessary quorum shall be two persons at least holding or representing by proxy one-third in nominal amount of the issued shares of the class (but so that if at any adjourned meeting of such holders a quorum as above defined is not present those members who are present in person or by proxy shall be a quorum). Any holder of the shares of the class present in person or by proxy may demand a poll, and each such person shall upon such poll have one vote in respect of every share of the class held by him respectively.





     7(1)      Subject to the provisions of these Articles relating to
     new shares, the shares shall be at the disposal of the Directors, and they may (subject to the provisions of the Acts) allot, grant options over or otherwise dispose of them to such persons, on such terms and conditions and at such times as they may consider to be in the best interests of the Company and its shareholders, but so that no share shall be issued at a discount.



      (2) For the purposes of section 20 of the l983 Act the Directors are, subject to Article 40, generally and unconditionally authorised to allot relevant securities (within the meaning of the said section 20) up to a maximum aggregate of the number of authorised but unissued relevant securities in the capital of the Company (whether from part of the original or any increased capital) provided that this authority shall expire after a period of five years from the date of adoption of these Articles (being 26 September 2001). The Company may, before such expiry, make an offer or agreement which would or might require relevant securities to be allotted after such expiry and the Directors may allot relevant securities in pursuance of such offer or agreement, notwithstanding that the authority hereby conferred has expired.



      (3) In accordance with section 23(10) of the l983 Act the application of sub-sections (1), (7) and (8) of the said section 23 is hereby excluded in relation to the allotment of equity securities (as defined by sub-section (13) of the said section 23).



     8. The Company may exercise the powers of paying commissions conferred by section 59 of the Act, provided that the rate per cent. and the amount of the commission paid or agreed to be paid shall be disclosed in the manner required by that section, and the rate of the commission shall not exceed the rate of 10 per cent. of the price at which the shares in respect whereof the same is paid are issued or an amount equal to 10 per cent. of such price (as the case may be). Such commission may be satisfied by the payment of cash, or the allotment of fully or partly paid shares or partly in one way and partly in the other. The Company may also, on any issue of shares, pay such brokerage as may be lawful.



     9. Except as required by law, no person shall be recognised by the Company as holding any share upon any trust and the Company shall not be bound by or be compelled in any way to recognise (even when having notice thereof) any equitable, contingent, future or partial interest in any share or any interest in any fractional part of a share or (except only as by these Articles or by law otherwise provided) any other rights in respect of any share except an absolute right to the entirety thereof in the registered holder, but this shall not preclude the Company from requiring the members or a transferee of shares to furnish the Company with information as to the beneficial ownership of any share when such information is reasonably required by the Company.



     10. Every person whose name is entered as a member in the Register shall be entitled without payment to one certificate for all his shares and, if he transfers part of his holding, to one certificate for the balance. Upon payment of such sum, not exceeding 10p for every certificate after the first, as the Directors shall from time to time determine, he shall also be entitled to several certificates, each for one or more of his shares. Every certificate shall be issued within two months after allotment or the lodgment with the Company of a transfer of the shares, unless the conditions of issue of such shares otherwise provide. Every such certificate shall be under the Seal and shall specify the number and class of shares to which it relates, the distinguishing numbers (if any) allocated to such shares and the amount paid up thereon. The Company shall not be bound to register more than three persons as joint holders of any share (except in the case of executors or trustees of a deceased member) and, in the case of a share held jointly by several persons, the Company shall not be bound to issue more than one certificate therefor and delivery of a certificate for a share to one of several joint holders shall be sufficient delivery to all.



     11. If any such certificate shall be worn out, defaced, destroyed or lost, it may be renewed on such evidence being produced and on payment of such amount not exceeding 10p as the Directors shall require, and, in case of wearing out or defacement, on delivery up of the old certificate and, in case of destruction or loss, on execution of such indemnity (if any) as the Directors may from time to time require. In case of destruction or loss, the member to whom such renewed certificate is given shall also bear and pay to the Company all expenses incidental to the investigation by the Company of the evidence of such destruction or loss and to such indemnity.



                                     LIEN



     12. The Company shall have a first and paramount lien on every share (not being a fully paid share) for all monies (whether immediately payable or not) called or payable at a fixed time in respect of that share and the Company shall also have a first and paramount lien on all shares (not being fully paid shares) standing registered in the name of any member (whether solely or jointly with others) for all monies due to the Company from him or his estate, whether solely or jointly with any other person (whether a member or not) and whether such monies are presently payable or not; but the Directors may at any time declare any share to be wholly or in part exempt from the provisions of this Article. The Company's lien on a share shall extend to all dividends payable thereon.



     13. For the purpose of enforcing any such lien as aforesaid the Directors may sell, all or any shares subject thereto at such time and in such manner as the Directors think fit, but no sale shall be made unless a sum in respect of which the lien exists is immediately payable, nor until the expiration of l4 days after a notice in writing, stating and demanding payment of such part of the amount in respect of which the lien exists as is immediately payable, has been given to the registered holder for the time being of the share, or the person entitled thereto by reason of his death or bankruptcy (as the case may be).


     l4. To give effect to any such sale, the Directors may authorise some person to transfer the shares sold to the purchaser thereof. The purchaser shall be registered as the holder of the shares comprised in any such transfer, and he shall not be bound to see to the application of the purchase money, nor shall his title to the shares be affected by any irregularity or invalidity in the proceedings in reference to the sale.



     15. The net proceeds of the sale shall be received by the Company and applied in payment of such part of the amount in respect of which the lien exists as is immediately payable, and the residue, if any, shall (subject to a like lien for sums not immediately payable as existed upon the shares before the sale) be paid to the person entitled to the shares at the date of the sale.



                                CALLS ON SHARES



     16. The Directors may from time to time make calls upon the members in respect of any moneys unpaid on their shares (whether on account of the nominal value of the shares or by way of premium) and not by the conditions of allotment thereof made payable at fixed times, provided that excepting so far as may be otherwise agreed between the Company and any member in the case of the shares held by him no call shall be payable at less than one month from the date fixed for payment of the last preceding call, and each member shall (subject to receiving at least l4 days' notice specifying the time or times and place of payment) pay to the Company at the time or times and place so specified the amount called on his shares. A call may be revoked or postponed as the Directors may determine. A call shall be deemed to have been made at the time when the resolution of the Directors authorising the call was passed and may be required to be paid by instalments.



     17. The joint holders of a share shall be jointly and severally liable to pay all calls in respect thereof.



     18. If a sum called in respect of a share is not paid before or on the day appointed for payment thereof, the person from whom the sum is due shall pay interest on the sum from the day appointed for payment thereof to the time of actual payment at such rate, not exceeding 10 per cent. per annum, as the Directors may determine, but the Directors shall be at liberty to waive payment of such interest wholly or in part.



     19. On the trial or hearing of any action for the recovery of any money due for any call it shall be sufficient to prove that the name of the member sued is entered in the Register as the holder, or one of the holders, of the shares in respect of which such debt has accrued, that the resolution making the call is duly recorded in the minute book and that notice of such call was duly given to the member sued, in the pursuance of these Articles; and it shall not be necessary to prove the appointment of the Directors who made such call nor any other matters whatsoever, but the proof of the matters aforesaid shall be conclusive evidence of the debt.



     20. Any sum which by the terms of issue of a share becomes payable on allotment or at any fixed date, whether on account of the nominal value of the share or by way of premium, shall, for the purposes of these Articles, be deemed to be a call duly made and payable on the date on which, by the terms of issue, the same becomes payable, and in case of non-payment all the relevant provisions of these Articles as to payment of interest and expenses, forfeiture or otherwise, shall apply as if such sum had become payable by virtue of a call duly made and notified.



     21. The Directors may, on the issue of shares, differentiate between the holders as to the amount of calls to be paid and the times of payment.



     22. The Directors may, if they think fit, receive from any member willing to advance the same, all or any part of the monies uncalled and unpaid upon any shares held by him, and upon all or any of the monies so advanced may (until the same would, but for such advance, become payable) pay interest at such rate not exceeding (unless the Company in general meeting otherwise directs) 10 per cent. per annum, as may be agreed upon between the Directors and the member paying such sum in advance; but any sum paid in excess of the amount for the time being called up shall not be included or taken into account in ascertaining the amount of the dividend payable on the shares in respect of which such advance has been made.


                             FORFEITURE OF SHARES



     23. If a member fails to pay any call or instalment of a call on the day appointed for payment thereof, the Directors may, at any time thereafter during such time as any part of the call or instalment remains unpaid, serve a notice on him requiring payment of so much of the call or instalment as is unpaid together with any interest which may have accrued.



     24. The notice shall name a further day (not earlier than the expiration of l4 days from the date of service of the notice) on or before which the payment required by the notice is to be made, and shall state that in the event of non-payment at or before the time appointed the shares in respect of which the call was made will be liable to be forfeited.



     25. If the requirements of any such notice as aforesaid are not complied with, any share in respect of which the notice has been given may at any time thereafter, before the payment required by the notice has been made, be forfeited by a resolution of the Directors to that effect. A forfeiture of shares shall include all dividends declared in respect of the forfeited shares and not actually paid before forfeiture.



     26. A forfeited share may be sold, re-issued, or otherwise disposed of, either to the person who was before the forfeiture the holder thereof or entitled thereto, or to any other person upon such terms and in such manner as the Directors shall think fit, and whether with or without all or any part of the amount previously paid on the share being credited as paid, and at any time before such sale, re-issue or disposal the forfeiture may be cancelled on such terms as the Directors may think fit. The Directors may, if necessary, authorise some person to transfer a forfeited share to such other person.



     27. A member whose shares have been forfeited shall cease to be a member in respect of the forfeited shares, but shall, notwithstanding the forfeiture, remain liable to pay to the Company all calls made and not paid on such shares at the time of forfeiture with interest thereon to the date of payment at such rate not exceeding 10% per annum as the Directors shall think fit, in the same manner and in all respects as if the shares had not been forfeited, and to satisfy all claims and demands (if any) which the Company might have enforced in respect of the shares at the time of forfeiture without any deduction or allowance for the value of the shares at the time of forfeiture.



     28. A statutory declaration that the declarant is a Director or the Secretary of the Company, and that a share in the Company has been duly forfeited on a date stated in the declaration, shall be conclusive evidence of the facts therein stated as against all persons claiming to be entitled to the share. The Company may receive the consideration, if any, given for the share on any sale or disposition thereof and may execute a transfer of the share in favour of the person to whom the share is sold or disposed of and he shall thereupon be registered as the holder of the share, and shall not be bound to see to the application of the purchase money, if any, nor shall his title to the share be affected by any irregularity or invalidity in the proceedings in reference to the forfeiture, sale, re-issue or disposal of the share.



     29. The provisions of these Articles as to forfeiture shall apply in the case of non-payment of any sum which, by the terms of issue of a share, becomes payable at a fixed time, whether on account of the nominal value of the share or by way of premium, as if the same had been payable by virtue of a call duly made and notified.



                              TRANSFER OF SHARES



     30. All transfers of shares shall be effected by transfer in writing in any usual or common form, or in any other form which the Directors may approve but need not be under seal.



     31. The instrument of transfer of a share shall be signed by or on behalf of the transferor and in the case of a share not fully paid shall also be signed by or on behalf of the transferee. The transferor shall be deemed to remain the holder of the share until the name of the transferee is entered in the Register in respect thereof.



     32. The Directors may, in their absolute discretion and without assigning any reason therefor, decline to register any transfer of any share, whether or not it is a fully paid share.


     33. The Directors may also decline to recognise any instrument of transfer unless it is accompanied by the certificate of the shares to which it relates, and any such other evidence as the Directors may reasonably require to show the right of the transferor to make the transfer.



     34. If the Directors refuse to register a transfer they shall within two months after the date on which the transfer was lodged with the Company send to the transferee notice of the refusal.



     35. All instruments of transfer which shall be registered shall be retained by the Company.



     36. Notwithstanding anything in these Articles, the Directors shall be entitled to refuse to recognise and to refuse to register a renunciation of the allotment of any shares by the allottee in favour of some other person, in the same manner and for the same reasons, if any, but not otherwise as they would be entitled to refuse to recognise or to register a transfer of shares from such allottee to such other person.



                              INCREASE OF CAPITAL



     37(1)     The Company may from time to time by ordinary resolution
     increase the share capital by such sum to be divided into shares of such amounts as the resolution shall prescribe.



      (2) Except so far as otherwise provided by the conditions of issue or by these Articles any capital raised by the creation of new shares shall be considered part of the pre-existing capital, and shall be subject to the provisions herein contained with reference to the payment of calls and instalments, transfer and transmission, forfeiture, lien and otherwise.



                             ALTERATION OF CAPITAL



     38. The Company from time to time and at any time may by ordinary resolution:


               (a) consolidate and divide all or any of its share capital into shares of larger amount than its existing shares;



               (b) sub-divide its existing shares, or any of them, into shares of smaller amount than is fixed by the Memorandum of Association (subject, nevertheless to section 68(1)(d) of the Act);



               (c) cancel any shares which, at the date of the passing of the resolution, have not been taken, or agreed to be taken by any person.



     39. The Company may by special resolution reduce its share capital, any capital redemption reserve fund or share premium account in any manner and with and subject to any incident authorised, and consent required, by law.



     40. All new shares in a particular class shall before issue be offered to such members as at the date of the offer are entitled to receive notice of general meetings in proportion as nearly as the circumstances admit to the nominal value of the existing shares of that class held by them. Such offer shall be made by notice specifying the number of shares offered and limiting the time within which the offer if not accepted will be deemed to be declined and also stating that any person who desires allotment of shares in excess of his proportion should state within a specified period how many excess shares he desires to have. Any unclaimed shares shall be used for satisfying the claims in excess. If thereafter any shares shall not have been accepted they shall be offered to members of other classes of shares in the Company in proportion nearly as the circumstances admit to their proportional holding of shares in that class with the provisions in this Article dealing with the first mentioned offer applying to an offer made pursuant to this provision.



                               GENERAL MEETINGS



     41(1) Subject to paragraph (2) the Company shall in each year hold a general meeting as its annual general meeting in addition to any other meeting in that year, and shall specify the meeting as such in the notices calling it; and not more than 15 months shall elapse between the date of one annual general meeting of the Company and that of the next.



      (2) So long as the Company holds its first annual general meeting within 18 months of its incorporation, it need not hold it in the year of its incorporation or in the year following.



     42.  All general meetings of the Company shall be held in the State.



     43. Subject to Article 42 the annual general meeting shall be held at such time and place as the Directors shall determine and all general meetings other than annual general meetings shall be called extraordinary general meetings and shall be held at such time and place as the Directors shall determine.



     44. The Directors may whenever they think fit, convene an extraordinary general meeting and an extraordinary general meeting shall also be convened on such requisition, or in default may be convened by such requisitionists, as provided by section 132 of the Act.



                          NOTICE OF GENERAL MEETINGS



     45. Subject to the provisions of the Act an annual general meeting and a meeting called for the passing of a special resolution shall be called by 2l days' notice in writing at the least, and a meeting of the Company (other than an annual general meeting or a meeting for the passing of a special resolution) shall be called by 14 days' notice in writing at the least. The notice shall be exclusive of the day on which it is served or deemed to be served and of the day for which it is given, and shall specify the place, the day and the hour of the meeting, and in the case of special business, the general nature of that business, and shall be given, in manner hereinafter mentioned, to such persons as are, under these Articles, entitled to receive such notices from the Company. Every such notice shall comply with the provisions of section 136(3) of the Act as to giving information to the members in regard to their right to appoint proxies.



     46. A meeting of the Company shall notwithstanding that it is called by shorter notice than that specified in Article 45 be deemed to have been duly called if it is so agreed by the auditors and all the members entitled to attend and vote thereat.



     47. Where, by any provision contained in the Acts, extended notice is required of a resolution, the resolution shall not be effective unless (except when the Directors have resolved to submit it) notice of the intention to move it has been given to the Company not less than 28 days (or such other period as the Acts permit) before the meeting at which it is to be moved, and the Company shall give to the members notice of any such resolution as required by and in accordance with the provisions of the Acts.



                        PROCEEDINGS AT GENERAL MEETINGS



     48. All business shall be deemed special that is transacted at an extraordinary general meeting, and also all that is transacted at an annual general meeting, with the exception of declaring a dividend, the consideration of the accounts, balance sheets and the reports of the Directors and auditors, the election of Directors in place of those retiring, the re-appointment of the retiring auditors and the fixing of the remuneration of the auditors.



     49. No business shall be transacted at any general meeting unless a quorum is present. Two members present in person, or by proxy, or (being corporations) present by a representative shall be a quorum for all purposes PROVIDED the quorum shall include a member holding all of the issued "A" Shares and a member holding all of the issued "B" Shares for the time being.



     50. If within half an hour from the time appointed for a general meeting, a quorum is not present, the meeting, if convened on the requisition of members, shall be dissolved. In any other case it shall stand adjourned to the same day in the next week, at the same time and place, or to such other day and at such other time and place as the members present may determine and if at the adjourned meeting a quorum is not present within half an hour from the time appointed for the meeting, the meeting shall stand dissolved.



     51. The chairman, if any, of the Directors shall preside as chairman at every general meeting of the Company, or if there be no such chairman or he is not present within fifteen minutes after the time appointed for the holding of the meeting or he is unwilling to act, the Directors present shall choose one of their number to be chairman of the meeting.



     52. If at any meeting no Director is willing to act as chairman or if no Director is present within fifteen minutes after the time appointed for the holding of the meeting, the members present shall choose one of their number to be chairman of the meeting.



     53. The chairman of the meeting may with the consent of any meeting at which a quorum is present (and shall if so directed by the meeting) adjourn the meeting from time to time and from place to place, but no business shall be transacted at any adjourned meeting other than the business left unfinished at the meeting from which the adjournment took place. It shall not be necessary to give any notice of an adjournment or of the business to be transacted at an adjourned meeting.



     54. At any general meeting a resolution put to the vote of the meeting shall be decided on a poll.



     55. Except on the questions of the appointment of a chairman or of an adjournment (in which cases a poll shall be taken immediately) a poll shall be taken in such manner and at such a time as the chairman of the meeting may direct, and the result of a poll shall be deemed to be the resolution of the meeting.



     56. When there is an equality of votes on a poll, the chairman of the meeting shall not be entitled to a second or casting vote.



                               VOTES OF MEMBERS



     57. Subject to any rights or restrictions for the time being attached to any class or classes of shares, on a poll every member shall have one vote for each share of which he is the holder PROVIDED that no resolution shall be carried unless members holding all of the issued "A" Shares and the issued "B" Shares shall have voted in its favour. A vote cast by the holder of an "A" Share or a "B" Share as the case may be shall be deemed to carry the total number of votes attaching to all the "A" Shares or "B" Shares as the case may be then in issue provided, if more than one vote is so cast on the relevant class of shares, that all such votes are cast in like manner.



     58. Where there are joint holders, the vote of the senior who tenders a vote, whether in person or by proxy, shall be accepted to the exclusion of the votes of the other joint holders; and for this purpose, seniority shall be determined by the order in which the names stand in the Register.



     59. A member of unsound mind, or in respect of whom an order has been made by any court having jurisdiction in lunacy, may vote, by his committee, receiver, guardian or other person appointed by that court, and any such committee, receiver, guardian or other person may vote by proxy.



     60. No member shall be entitled to vote at any general meeting unless all calls or other sums immediately payable by him in respect of shares in the Company have been paid.



     61. No objection shall be raised to the qualification of any voter except at the meeting or adjourned meeting at which the vote objected to is given or tendered, and every vote not disallowed at such meeting shall be valid for all purposes. Any such objection made in due time shall be referred to the chairman of the meeting, whose decision shall be final and conclusive.



     62. Votes may be given either personally or by proxy, and a person entitled to more than one vote need not use all his votes or cast all the votes he uses in the same way.



     63. The instrument appointing a proxy shall be in writing under the hand of the appointer or of his attorney duly authorised in writing, or, if the appointer is a body corporate, either under seal or under the hand of an officer or attorney duly authorised. A member shall in addition be entitled to appoint a proxy by telex but no such appointment shall be valid unless or until any Director shall have endorsed the same with a certificate that he is satisfied as to the authenticity thereof. A proxy need not be a member of the Company.



     64. The instrument appointing a proxy and the power of attorney or other authority, if any, under which it is signed, or a notarially certified copy of that power or authority shall be deposited at the Office, or at such other place within the State as is specified for that purpose in the notice convening the meeting, before the time for holding the meeting or adjourned meeting at which the person named in the instrument proposes to vote, or, in the case of a poll, before the time appointed for the taking of the poll, and in default the instrument of proxy shall not be treated as valid.



     65. The instrument appointing a proxy shall be deemed to confer authority to demand or join in demanding a poll.



     66. An instrument appointing a proxy shall be in the following form or in any other form which the Directors may accept;



               "[   ]Limited



               I/We          of

               being a member/members of the above-named Company hereby
               appoint                 of

               or failing him                   of

               as my/our proxy to vote for me/us on my/our behalf at the (annual or extraordinary, as the case may be) general





               meeting of the Company to be held on the     day of
                 19   and at any adjournment thereof.



                     Signed this    day of             19  .





               This form is to be used *in favour of/against the resolution.


               Unless otherwise instructed the proxy will vote as he thinks fit.





               *Strike out whichever is not desired."



     67. A vote given in accordance with the terms of an instrument of proxy shall be valid notwithstanding the previous death or insanity of the principal or revocation of the proxy or of the authority under which the proxy was executed or the transfer of the share in respect of which the proxy is given, if no intimation in writing of such death, insanity, revocation or transfer as aforesaid is received by the Company at the Office before the commencement of the meeting or adjourned meeting at which the proxy is used.



     68. A resolution in writing (other than one in respect of which extended notice is required by the Act to be given) signed by all the members for the time being entitled to attend and vote on such resolution at a general meeting (or being bodies corporate by their duly appointed representatives) shall be as valid and effective for all purposes as if the resolution had been passed at a general meeting of the Company duly convened and held and, if described as a special resolution, shall be deemed to be a special resolution within the meaning of the Act. Any such resolution may consist of several documents in the like form each signed by one or more members for the time being entitled to attend and vote on such resolution at a general meeting (or being bodies corporate by their duly appointed representatives).



                   BODY CORPORATES ACTING BY REPRESENTATIVES



     69. Any body corporate which is a member of the Company may by resolution of its directors or other governing body authorise such person or persons as it thinks fit to act as its representative or representatives at any meeting of the Company or of any class of members of the Company, and the person or persons so authorised shall be entitled to exercise the same powers on behalf of the body corporate which he or they represent(s) as the body corporate could exercise if it were an individual member of the Company.



                                   DIRECTORS


     70. The number of the Directors shall be not less than two nor more than six.



     71(1)     The holder of all of the "A" Shares shall be entitled at
     any time and from time to time to appoint any person as a Director to be known as an "A" Director and to remove any Director so appointed provided that there shall not at any time be more than three "A" Directors.



       (2) The holder of all of the "B" Shares shall be entitled at any time and from time to time to appoint any person as a Director to be known as a "B" Director and to remove any Director so appointed provided that there shall not at any time be more than three "B" Directors.



       (3)     Any appointment or removal of a Director under paragraphs
     (1) or (2) of this Article shall be effected by notice in writing to the Company duly executed by or on behalf of the member or members concerned.



     72. The shareholding qualification for Directors may be fixed by the Company in general meeting and unless and until so fixed no qualification shall be required.



     73. The remuneration of the Directors shall from time to time be determined by the Directors and shall accrue from day to day. The Directors may also be paid all such reasonable expenses as may be properly incurred by them in attending and returning from meetings of the Directors, or of any committee of the Directors, or general meetings, or otherwise in or about the business of the Company.



     74.  The office of Director shall be vacated automatically:



               (a) if a receiving order be made against him or he makes any arrangement or composition with his creditors generally; or



               (b)  if he becomes of unsound mind; or


               (c) if he ceases to be a Director or is prohibited from being a Director by reason of any Order made under any provision of the Acts; or



               (d) if he be absent from meetings of the Directors for six consecutive months without leave, and his alternate Director (if any) shall not during such period have attended in his stead and the Directors resolve that his office be vacated; or



               (e) if he, not being a Director holding any executive office for a fixed period, resigns his office by notice in writing to the Company; or



               (f) if he is convicted of an indictable offence (other than an offence under the Road Traffic Acts 1961 and 1968 as amended from time to time) unless the Directors otherwise determine; or



               (g)  if he is removed pursuant to Article 71; or



               (h) if the Court makes a declaration in respect of him under section 150 of the 1990 Act.



     75(1)     The Directors may from time to time appoint one or more of their body to be the holder of any executive office, including the office of chairman or deputy-chairman or managing or joint managing or deputy or assistant managing director, on such terms and for such period as they may think fit and subject to the terms of any agreement entered into in any particular case may revoke such appointment PROVIDED THAT the remuneration of any such person may not, without the consent of the holders of all of the issued "A" shares and the issued "B" shares, exceed US$50,000 per annum.



       (2) The appointment of any Director to the office of chairman or deputy-chairman or managing or joint managing or deputy or assistant managing director shall terminate ipso facto if he shall cease from any cause to be a Director.


       (3) The appointment of any Director to any other executive office shall terminate ipso facto if he shall cease from any cause to be a Director, unless the contract or resolution under which he holds office shall expressly state otherwise.



       (4) Any Director who is appointed to any executive office including the office of chairman or deputy chairman or who serves on any committee or who otherwise performs services which in the opinion of the Directors are outside the scope of the ordinary duties of a Director, may be paid such extra remuneration by way of salary, percentage of profits or otherwise as the Directors may determine.



       (5) The Directors may entrust to and confer upon a Director holding any executive office any of the powers exercisable by them as Directors upon such terms and conditions and with such restrictions as they think fit, and either collaterally with or to the exclusion of their own powers, and may from time to time revoke, withdraw, alter or vary all or any of such powers.



     76. Notwithstanding Article 70, any Director may from time to time appoint any person to be an alternate or substitute director for the purpose only of attending a meeting in place of the appointer (if appointed by an "A" Director the alternate or substitute shall be deemed an "A" Director and if appointed by a "B" Director the alternate or substitute shall be deemed a "B" Director). The appointee, while he holds office as an alternate director, shall be entitled to notice of meetings of the Directors and to attend and vote thereat as a Director, shall be counted for the purpose of determining whether a quorum is present, generally in the absence of his appointer shall be entitled to exercise all the functions of his appointer and shall not be entitled to be remunerated otherwise than out of the remuneration (if any) of the Director appointing him. At no time shall there be more than one alternate or substitute director apointed by a Director. Any appointment under this Article shall be effected by notice in writing or by cable, telex, facsimile or telegram from the appointer to the Secretary and must be produced at the meeting at which the same is to be used. Any appointment so made may be revoked at any time by the appointer or by a majority of the other Directors or by the Company in General Meeting.
     Revocation by an appointer shall be effected by notice in writing or by cable, telex, or facsimile or telegram by the appointer to the Secretary.



                               BORROWING POWERS


     77. The Directors may exercise all the powers of the Company to borrow money, and to mortgage or charge its undertaking, property and uncalled capital or part thereof, and subject to section 20 of the l983 Act to issue debentures debenture stock and other securities, whether outright or as security for any debt, liability or obligation of the Company or of any third party where such borrowings does not exceed US$250,000 in value, otherwise the consent of the holders of all of the issued "A" shares and all of the issued "B" shares for the time being shall be required.



                        POWERS AND DUTIES OF DIRECTORS



     78. The business of the Company shall be managed by the Directors, who may exercise all such powers of the Company and do on behalf of the Company all such acts as may be exercised and done by the Company and as are not by the Acts or by these Articles required to be exercised by the Company in general meeting, subject nevertheless to any of these Articles and to the provisions of the Acts.



     79. The Directors may from time to time, and at any time, by power of attorney under the Seal appoint any company, firm or person or any fluctuating body of persons, whether nominated directly or indirectly by the Directors, to be the attorney or attorneys of the Company for such purposes and with such powers, authorities and discretions (not exceeding those vested in or exercisable by the Directors under these Articles) and for such period and subject to such conditions as they may think fit, and any such power of attorney may contain such provisions for the protection and convenience of persons dealing with any such attorney as the Directors may think fit, and may also authorise any such attorney to sub-delegate all or any of the powers, authorities and discretions vested in him.



     80. A Director who is in any way, whether directly or indirectly, interested in a contract or arrangement or proposed contract or arrangement with the Company shall declare the nature of his interest at the meeting of the Directors at which the question of entering into the contract or arrangement is first taken into consideration, if his interest then exists, or in any other case at the first meeting of the Directors after he becomes so interested. A general notice given by a Director to the effect that he is a member of a specified company or firm and is to be regarded as interested in all transactions with such company or firm shall be sufficient declaration of interest under this Article, and after such general notice is given it shall not be necessary to give any special notice relating to any subsequent transaction with such company or firm, provided that either the notice is given at a meeting of the Directors or the Director giving the notice takes reasonable steps to secure that it is brought up and read at the next meeting of the Directors after it is given.



     81. A Director may vote in respect of any contract appointment or arrangement in which he is interested and he shall be counted in the quorum present at the meeting.



     82. A Director may hold any other office or place of profit under the Company (other than the office of auditor) in conjunction with his office of Director for such period and on such terms as to remuneration and otherwise as the Directors may determine, and no Director or intending Director shall be disqualified by his office from contracting with the Company either with regard to his tenure of such other office or place of profit or as vendor, purchaser or otherwise, nor shall any such contract or any contract or arrangement entered into by or on behalf of the Company in which any Director is in any way interested, be liable to be avoided, nor shall any Director so contracting or being so interested be liable to account to the Company for any profit realised by any such contract or arrangement by reason of such Director holding that office or of the fiduciary relation thereby established.



     83. All cheques, promissory notes, drafts, bills of exchange and other negotiable or transferable instruments, and all receipts for moneys paid to the Company, shall be signed, drawn, accepted, endorsed, or otherwise executed, as the case may be, in such manner as the Directors shall from time to time by resolution determine.



     84. The Directors may procure the establishment and maintenance of or participate in, or contribute to any non-contributory or contributory pension or superannuation fund, scheme or arrangement or life assurance scheme or arrangement for the benefit of, and pay, provide for or procure the grant of donations, gratuities, pensions, allowances, benefits or emoluments to, any persons (including Directors and other officers) who are or shall have been at any time in the employment or service of the Company or of any company which is or was a subsidiary of the Company or of the predecessors in business of the Company or any such subsidiary or holding company and the spouses, widows and widowers, families, relatives or dependants of any such persons. The Directors may also procure the establishment and subsidy of or subscription to and support of any institutions, associations, clubs, funds or trusts calculated to be for the benefit of any such persons as aforesaid or otherwise to advance the interests and well-being of the Company or of any such other company as aforesaid, or its members, and payments for or towards the insurance of any such persons as aforesaid, and subscriptions or guarantees of money for charitable or benevolent objects or for any exhibition or for any public, general or useful object. Provided that any Director shall be entitled to retain any benefit received by him hereunder, subject only, where the Acts require, to proper disclosure to the members and the approval of the Company in general meeting.



     85. The Directors shall cause minutes to be made in books provided for the purpose:



               (a) of all appointments of officers made by the Directors;



               (b) of the names of the Directors present at each meeting of the Directors and of any committee of the Directors;



               (c) of all resolutions and proceedings at all meetings of the Company and of the Directors and of committees of Directors.



                           PROCEEDINGS OF DIRECTORS



     86. The Directors may meet together for the despatch of business, adjourn and otherwise regulate their meetings as they think fit. Questions arising at any meeting shall be decided by the Directors provided at least one "A" Director and one "B" Director (or their alternate or substitute as the case may be) shall have voted in favour of the resolutions. If less than three "A" Directors or less than three "B" Directors, as the case may be, vote on a resolution at a meeting of Directors, such "A" Directors as are present and such "B" Directors present shall be deemed to exercise three votes. Where there is an equality of votes, the Chairman shall not have a second or casting vote. A Director may, and the Secretary on the requisition of a Director shall, at any time summon a meeting of the Directors. If the Directors so resolve, it shall not be necessary to give notice of a meeting of Directors to any Director who, being resident in the State, is for the time being absent from the State.



     87. The quorum necessary for the transaction of the business of the Directors shall be one "A" Director and one "B" Director (present in person or by alternate or substitute). A meeting of the Directors at which a quorum is present shall be competent to exercise all powers and discretions for the time being exercisable by the Directors.





     88. The chairman, or deputy chairman, if any, shall preside at each meeting of Directors provided that if no chairman or deputy chairman shall have been appointed, or if at any meeting neither be present within five minutes after the time appointed for holding the same, the Directors present may choose one of their number to be chairman of the meeting.



     89. The Directors may delegate any of their powers to committees consisting of such member or members of their body as they think fit provided every committee includes at least one "A" Director and one "B" Director. Any committee so formed shall in the exercise of the powers so delegated conform to any regulations that may be imposed by the Directors.



     90. The meetings and proceedings of any such committee consisting of two or more members shall be governed by the provisions of these Articles regulating the meetings and proceedings of the Directors, so far as the same are applicable and are not superseded by any regulations made by the Directors under the last preceding Article.



     91. All acts done by any meeting of Directors, or any committee appointed under Article 89 or any person acting as a Director, shall, as regards all persons dealing in good faith with the Company, notwithstanding that it be afterwards discovered there was some defect in the appointment or continuance in office of any such Director, or member of a committee or person acting as aforesaid, or that they or any of them were disqualified be as valid as if such defect had not occurred.



     92. The Directors may appoint any managers or agents for managing any of the affairs of the Company, either in the State or elsewhere, and may fix their remuneration, and may delegate to any manager or agent any of the powers, authorities and discretions vested in the Directors, with power to sub-delegate, and any such appointment or delegation may be made upon such terms and subject to such conditions as the Directors may think fit, and the Directors may remove any person so appointed, and may annul or vary any such delegation, but no person dealing in good faith and without notice of any such annulment or variation shall be affected thereby.



     93. The continuing Directors may act notwithstanding any vacancy in their number, but if and so long as the number of Directors is reduced below the minimum number fixed by or in accordance with these Articles the continuing Directors or Director may act for the purpose of summoning a general meeting of the Company, but not for any other purpose. If there be no Directors or Director able or willing to act, then any two members may summon a general meeting for the purpose of appointing Directors.



     94. A resolution in writing signed by all the Directors shall be as effective as a resolution passed at a meeting of the Directors duly convened and held, and may consist of several documents in the like form, each signed by one or more of the Directors.



     95. (a) For the purpose of these Articles, the contemporaneous linking together by telephone or other means of audio communication of a number of Directors not less than the quorum shall be deemed to constitute a meeting of the Directors, and all the provisions in these Articles as to meetings of the Directors shall apply to such meetings.



               (b) Each of the Directors taking part in the meeting must be able to hear each of the other Directors taking part.



               (c) At the commencement of the meeting each Director must acknowledge his presence and that he accepts that the conversation shall be deemed to be a meeting of the Directors.



               (d) A Director may not cease to take part in the meeting by disconnecting his telephone or other means of communication unless he has previously obtained the express consent of the chairman of the meeting, and a Director shall be conclusively pr esumed to have been present and to have formed part of the quorum at all times during the meeting unless he has previously obtained the express consent of the chairman of the meeting to leave the meeting as aforesaid.


               (e) A minute of the proceedings at such meeting by telephone or other means of communication shall be sufficient evidence of such proceedings and of the observance of all necessary formalities if certified as a correct minute by the chairman of the meeting.



     96. The Directors shall have no power to appoint any person to be a director to fill a casual vacancy or as an addition to the existing directors.



                                   SECRETARY



     97. The Secretary shall be appointed by the Directors for such term, at such remuneration and upon such conditions as they may think fit; and any Secretary so appointed may be removed by them.



     98. Anything by the Acts or these Articles required or authorised to be done by or to the Secretary may be done by or to any assistant or acting secretary, or if there is no assistant or acting secretary capable of acting, by or to any officer of the Company authorised generally or specially in that behalf by the Directors provided that any provision of the Acts or these Articles requiring or authorising a thing to be done by or to a Director and the Secretary shall not be satisfied by its being done by or to the same person acting both as Director and as, or in the place of, the Secretary.



                                   THE SEAL



     99. The Seal shall be used only by the authority of the Directors or of a committee of Directors authorised by the Directors in that behalf, and every instrument to which the seal shall be affixed shall be signed by a Director and shall be countersigned by the Secretary or by a second Director or by some other person appointed by the Directors for the purpose.



     100. The Company may exercise the powers conferred by section 41 of the Act with regard to having an official seal for use abroad and such powers shall be vested in the Directors.




                          AUTHENTICATION OF DOCUMENTS



     101. Any Director or the Secretary or any person appointed by the Directors for the purpose, shall have power to authenticate any documents affecting the constitution of the Company and any resolutions passed by the Company or the Directors, and any books, records, documents and accounts relating to the business of the Company, and to certify copies thereof or extracts therefrom as true copies or extracts; and where any books, records, documents or accounts are elsewhere than at the Office, the local manager or other officer of the Company having the custody thereof shall be deemed to be a person appointed by the Directors as aforesaid.



     102. A document purporting to be a copy of a resolution of the Directors or an extract from the minutes of a meeting of the Directors which is certified as such in accordance with the provisions of the last preceding Article, shall be conclusive evidence in favour of all persons dealing with the Company upon the faith thereof that such resolution has been duly passed, or, as the case may be, that such extract is a true and accurate record of a duly constituted meeting of the Directors.



                             DIVIDENDS AND RESERVE



     103. The Company in general meeting may declare dividends, but no dividend shall exceed the amount recommended by the Directors.



     104. The Directors may from time to time pay to the members such interim dividends as appear to the Directors to be justified by the profits of the Company.



     105. No dividend shall be paid otherwise than in accordance with the provisions of the 1983 Act which apply to the Company.



     106. The Directors may, before recommending any dividend, set aside out of the profits of the Company such sums as they think proper as a reserve or reserves which shall, at the discretion of the Directors, be applicable for any purpose to which the profits of the Company may be properly applied, and pending such application may, at the like discretion, either be employed in the business of the Company or be invested in such investments as the Directors may lawfully determine. The Directors may also, without placing the same to reserve, carry forward any profits which they may think it prudent not to divide.



     107. Subject to the rights of persons, if any, entitled to shares with special rights as to dividend, all dividends shall be declared and paid according to the amounts paid or credited as paid on the shares in respect whereof the dividend is paid, but no amount paid or credited as paid on a share in advance of calls shall be treated for the purposes of this Article as paid on the share. Subject to the provisions of Article 4 all dividends shall be apportioned and paid proportionately to the amounts paid or credited as paid on the shares during any portion or portions of the period in respect of which the dividend is paid; but if any share is issued on terms providing that it shall rank for dividend as from a particular date, such share shall rank for dividend accordingly.



     108. The Directors may deduct from any dividend payable to any member all sums of money (if any) immediately payable by him to the Company on account of calls or otherwise in relation to the shares of the Company.



     109. All unclaimed dividends may be invested or otherwise made use of by the Directors for the benefit of the Company until claimed.



     110. Any dividend, interest or other monies payable in cash in respect of any share, may be paid by cheque or warrant sent through the post directed to the registered address of the holder, or, where there are joint holders, to the registered address of that one of the joint holders who is first named in the Register, or to such person and to such address as the holder or joint holders may direct. Every such cheque or warrant shall be made payable to the order of the person to whom it is sent or to such person as the holder or joint holders may direct, and payment of the cheque or warrant shall be a good discharge for the Company. Every such cheque or warrant shall be sent at the risk of the person entitled to the money represented thereby.


     111. Any one of two or more joint holders may give effectual receipts for any dividends, bonuses or other monies payable in respect of the shares held by them as joint holders.



     112. Any general meeting declaring a dividend or bonus may direct payment of such dividend or bonus wholly or partly by the distribution of specific assets and in particular of paid up shares, debentures or debenture stock of any other company or in any one or more of such ways, and the Directors shall give effect to such resolution, and where any difficulty arises in regard to such distribution, the Directors may settle the same as they think expedient, and in particular may issue fractional certificates and fix the value for distribution of such specific assets or any part thereof and may determine that cash payments shall be made to any members upon the footing of the value so fixed, in order to adjust the rights of all the parties, and may vest any such specific assets in trustees as may seem expedient to the Directors.



     113.  No dividend shall bear interest against the Company.



                                   ACCOUNTS



     114. The Directors shall cause to be kept such books of accounts as are necessary to comply with the provisions of the Acts. Proper books of account shall not be deemed to be kept if there are not kept such books of account as are necessary to give a true and fair view of the state of the Company's affairs and explain its transactions.



     115. The books of account shall be kept at the Office, or at such other place within the State or (subject to compliance with the Acts) outside the State as the Directors think fit, and shall always be open to the inspection of the Directors, or of members as authorised by the Directors.



     116. The Directors shall from time to time in accordance with the provisions of the Acts cause to be prepared and to be laid before a general meeting of the Company such profit and loss accounts, balance sheets, group accounts (if any) and reports as may be necessary.


     117. A copy of every balance sheet and profit and loss account which is to be laid before a general meeting of the Company (including every document required by law to be annexed thereto) together with a copy of every report of the Auditors relating thereto and of the Directors' report shall, not less than twenty-one days before the date of the meeting, be sent to every member of, and every holder of debentures of, the Company and to every other person who is entitled to receive notices from the Company under the provisions of the Acts or of these Articles.



                           CAPITALISATION OF PROFITS



     118. The Company in general meeting may upon the recommendation of the Directors resolve that any sum for the time being standing to the credit of any of the Company's reserves (including any capital redemption reserve fund or share premium account) or to the credit of profit and loss account be capitalised and applied on behalf of the members who would have been entitled to receive the same if the same had been distributed by way of dividend and in the same proportions either in or towards paying up amounts for the time being unpaid on any shares held by them respectively or in paying up in full unissued shares or debentures of the Company of a nominal amount equal to the sum capitalised (such shares or debentures to be allotted and distributed credited as fully paid up to and amongst such holders in the proportions aforesaid) or partly in one way and partly in another, so however, that the only purpose for which sums standing to the credit of the capital redemption reserve fund or the share premium account shall be applied shall be those permitted by the Acts.



     119. The Company in general meeting may on the recommendation of the Directors resolve that it is desirable to capitalise any part of the amount for the time being standing to the credit of any of the Company's reserve accounts or to the credit of the profit and loss account which is not available for distribution by applying such sum in paying up paid bonus shares to those members of the Company who would have been entitled to that sum if it were distributed by way of dividend (and in the same proportions), and the directors shall give effect to such resolution.



     120. Whenever such a resolution is passed in pursuance of Article 118 or 119, the Directors shall make all appropriations and applications of the undistributed profits resolved to be capitalised thereby, and all allotments and issues of fully paid shares and debentures, if any, and generally shall do all acts and things required to give effect thereto with full power to the Directors to make such provision as they shall think fit for the case of shares or debentures becoming distributable in fractions (and, in particular but without prejudicing the generality of the foregoing, to sell the shares or debentures represented by such fractions and distribute the net proceeds of such sale amongst the members otherwise entitled to such fractions in due proportions) and also to authorise any person to enter on behalf of all the members concerned into an agreement with the Company providing for the allotment to them respectively credited as fully paid up of any further shares or debentures to which they may become entitled on such capitalisation or, as the case may require, for the payment up by the application thereto of their respective proportions of the profits resolved to be capitalised of the amounts remaining unpaid on their existing shares, and any agreement made under such authority shall be effective and binding on all such members.



                                   AUDITORS



     121. Auditors shall be appointed and their duties regulated in accordance with the provisions of the Acts.



     122. Subject to the provisions of the Acts, all acts done by any person acting as an auditor shall, as regards all persons dealing in good faith with the Company, be valid, notwithstanding that there was some defect in his appointment or that he was at the time of his appointment not qualified for appointment.



                                    NOTICES



     123. Notice of every general meeting and every separate general meeting of the holders of any class of shares in the capital of the Company shall be given in any manner authorised by the regulations of the Company to:



               (a) every member of the Company entitled to attend or vote thereat; and


               (b) every person entitled to receive dividends in respect of a share vested in him in consequence of the death or bankruptcy of a member, who, but for his death or bankruptcy would be entitled to receive notice of the meeting; and



               (c) every Director for the time being of the Company; and



               (d)  the auditor for the time being of the Company.



     No other person shall be entitled to receive notice of general meetings. Every person entitled to receive notice of every such general meeting shall be entitled to attend thereat.



     124. A notice may be given in pursuance of these Articles to any person entitled to same either personally or by sending it to him by post at his registered address, or transmitting to a telex number previously supplied to the Secretary, or in the case of a notice given to the Company, at its registered office. Where notice is sent by post, service of the notice shall be deemed to have been effected at the expiration of 48 hours after the letter containing same properly addressed and prepaid is posted. Where notice is sent by telex, notice shall be deemed to have been effected by receipt of the relevant answer back call at the end of the telex sending out the notice.



     125. The signature to any notice to be given by or to the Company may be written or printed.



                                  WINDING UP



     126. If the Company shall be wound up, the liquidator may, with the sanction of a special resolution of the Company and any other sanction required by the Acts, divide among the members in specie or kind the whole or any part of the assets of the Company and whether or not the assets shall consist of property of one kind or shall consist of properties of different kinds, and may for such purpose set such value as he deems fair upon any one or more class or classes of property and may determine how such division shall be carried out as between the members or different classes of members. The liquidator may, with the like authority, vest any part of the assets in trustees upon such trusts for the benefit of members as the liquidator with the like authority shall think fit, and the liquidation of the Company may be closed and the Company dissolved, but so that no contributory shall be compelled to accept any shares in respect of which there is a liability.



                                   INDEMNITY



     127. Every director, executive director, manager, agent, auditor, secretary and other officer of the Company shall be entitled to be indemnified out of the assets of the Company against all losses or liabilities which he may sustain or incur in or about the execution of the duties of his office or otherwise in relation thereto, including any loss or liability incurred by him in defending any proceedings, whether civil or criminal, in which judgment is given in his favour or in which he is acquitted or in connection with any application under section 39l of the Act in which relief is granted to him by the Court, and no Director or other officer shall be liable for any loss, damage or misfortune which may happen to or be incurred by the Company in the execution of the duties of his office or in relation thereto. But this Article shall only have effect in so far as its provisions are not avoided by section 2OO of the Act.







     ----------------------------------------------------------------

     NAMES, ADDRESSES AND DESCRIPTIONS       Number of Shares

     OF SUBSCRIBERS
          taken by each Subscriber





     ----------------------------------------------------------------







     MFSD Nominees Limited                          One


     2 Harbourmaster Place

     Custom House Dock

     Dublin 1



     Limited Company



     ------------------------

     Director





     MFSD Holdings Limited                          One

     2 Harbourmaster Place

     Custom House Dock

     Dublin 1



     Limited Company



     ------------------------

     Director







     ---------------------------------------------------------------



          Total Shares Taken:                Two








     ----------------------------------------------------------------



          Dated the  8  day of February 1996



          Witness to the above signature:-   Alan Fitzpatrick

                                             2 Harbourmaster Place

                                             Custom House Dock

                                             Dublin 1



          Secretarial Assistant





-----------------------------------------------------------------------------

                             Exhibit  10


          Letter Agreement dated as of September 26, 1196 by and

       among Elan Corporation plc, the Company and Ebbisham Limited





-----------------------------------------------------------------------------



                                                            September 1996







     RE:  Ebbisham Limited (the "Company")











     We refer to the Joint Venture Agreement (the "Agreement") entered into between Elan, Emisphere and the Company of even date with this letter.



     All defined terms used in this letter shall have the same meaning as is given to them in the Agreement.



     E l a n hereby undertakes with Emisphere and the Company, in consideration of the Parties entering into the Agreement and the performance by them of the mutual obligations set out therein, that, at any time after the Management Committee determines, in its sole and absolute discretion, that the Company has achieved profitability, Elan shall, at the request of the Company, advance a further loan to the Company (the "New Loan"). The New Loan shall be in an amount equal to the amount of loan stock (the "Loan Stock") outstanding under the Loan Stock Instrument and shall be advanced so that the proceeds thereof may, concurrently with their advance, be used to effect the redemption of the Loan Stock by the Company. The New Loan shall be due and payable one year after the date of issuance of the New Loan. The other terms of the New Loan shall be agreed between Elan, Emisphere and the Company.



     The Company undertakes with Elan and Emisphere that it shall immediately advise them in writing of a determination being made by the Management Committee that the Company has achieved profitability.



     Elan, Emisphere and the Company by this letter confirm their agreement (a) to procure that all necessary steps are taken to redeem the Loan Stock if either Elan or Emisphere advise the Company in writing at any time after the New Loan may be availed of, that it wishes the New Loan to be advanced in substitution for the Loan Stock and (b) to procure that the Company shall not give its consent for the assignment of the Loan Stock Instrument by Elan, if Emisphere shall have reasonable grounds for wishing such consent not to be given.



     We   hereby  confirm  that  the  foregoing  accurately  records  the agreement which we have reached on the subject matter which it refers.











     ---------------------------------

     For and on behalf of

     Emisphere Technologies, Inc.









     -------------------------

     For and on behalf of

     Elan Corporation plc









     --------------------------

     For and on behalf of







     Ebbisham Limited









     Dated:         September 1996.






















-----------------------------------------------------------------------------


                                  EXHIBIT 11



                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS



-----------------------------------------------------------------------------

                                                                Exhibit 11



                         EMISPHERE TECHNOLOGIES, INC.
                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS




                                     Fiscal Year Ended July 31,

                            1994                1995                1996

                       Primary      Fully        Primary         Fully         Primary       Fully
                                   Diluted                      Diluted                     Diluted
                     ------------ -----------   ------------ ------------    ------------ ------------
Net loss             $(7,690,612) $(7,690,612)  $(7,784,259) $(7,784,259)    $(6,107,601) $(6,107,601)
                     ============ ============  ============ ============    ============ ============
Weighted average
 number of common
 shares outstanding    7,607,329    7,607,329     7,588,447    7,588,447       8,457,438    8,457,438

Shares issuable upon
 exercise of
 outstanding options
 and warrants                         413,956                    316,683                    1,841,884

Shares assumed to be
 repurchased under
 the treasury stock
 method                              (309,129)                  (144,254)                  (1,550,574)
                     ----------- -------------  ------------ ------------    ------------ -------------
Weighted average
 number of common
 shares used in
 computing per
 share data            7,607,329    7,712,156     7,588,447    7,760,876      8,457,438     8,748,748
                     =========== =============  ============ ============    ============ =============

Net loss per share     $(1.01)       $(1.00)        $(1.03)      $(1.00)         $(0.72)      $(0.70)
                     =========== =============  ============ ============    ============ =============




-----------------------------------------------------------------------------


                                  EXHIBIT 23





                      Consent of Coopers & Lybrand L.L.P.







-----------------------------------------------------------------------------



                      CONSENT OF INDEPENDENT ACCOUNTANTS



     We consent to the incorporation by reference in the registration statements of Emisphere Technologies, Inc. on Form S-8 (File Nos.
     33-44516,  33-46026,  33-62226,  33-88598 and 333-2751) and Form S-3
     (File  Nos.  33-62224  and  333-2323) of our report dated October 4,
     1996 on our audits of the financial statements and the financial statement schedule of Emisphere Technologies, Inc. as of July 31, 1996 and 1995, and for each of the three years in the period ended
     July 31, 1996, which report is included in this Annual Report on Form 10-K.










                                             COOPERS & LYBRAND L.L.P.






     New York, New York

     October 18, 1996


