Form 10-Q
period 1996-10-31
EMISPHERE TECHNOLOGIES INC
filed 1996-12-16
CIK 805326

-----------------------------------------------------------------------------

                                     FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter period ended October 31, 1996

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from    to



                         Commission file number 1-10615


                          EMISPHERE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              13-3306985
       (State or jurisdiction of                   (I.R.S. Employer
     incorporation or organization)             Identification Number)


            15 Skyline Drive                            10532
          Hawthorne, New York                         (Zip Code)
    (Address of principal executive
                offices)

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





                    APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares of the Registant's common stock, $.01 par value, outstanding as of December 10, 1996 was: 9,476,023.

                                   Page 1 of 12
                              Exhibit Index on Page 10
<page 1>
-----------------------------------------------------------------------------

                         EMISPHERE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                October 31, 1996


Part I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS                                  Page


            Condensed Balance Sheets                                3

            Condensed Statements of Operations                      4

            Condensed Statement of Stockholders' Equity             5

            Condensed Statements of Cash Flows                      6

            Condensed Notes to Financial Statements                 7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS           8

Part II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       10


<page 2>
----------------------------------------------------------------------------


                          EMISPHERE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   July 31,      October 31,
                                                                     1996             1996
                                                                  -----------    -----------
                                 Assets:
       Current assets:
               Cash and cash equivalents                         $ 11,904,674   $  8,705,744
               Marketable securities                                6,332,817      9,637,393
               Receivable due from Elan-Emisphere venture                            494,450
               Prepaid expenses and other current assets              289,769        188,178
                                                                   ----------     ----------
                                 Total current assets              18,527,260     19,025,765

         Equipment and leasehold improvements, at cost, net of
                accumulated depreciation and amortization           1,450,862      1,460,712
         Other assets                                                  61,243         61,243
                                                                   ----------     ----------
                                  Total assets                   $ 20,039,365   $ 20,547,720
                                                                   ==========     ==========

                  Liabilities and Stockholders Equity:

         Current liabilities:
               Accounts payable                                  $    191,038   $    270,297
               Accrued compensation                                   211,826        211,826
               Accrued professional fees                              263,000        162,953
               Accrued expenses                                        61,923         17,212
                                                                     --------       --------
                                 Total current liabilities            727,787        670,106

         Investment deficiency in Elan-Emisphere venture                             981,936
         Deferred lease liability                                      44,823         42,252
                                                                     --------       --------
                                 Total liabilities                    772,610      1,694,294
                                                                     --------      ---------
         Commitments and contingencies

         Stockholders  equity:
              Preferred stock, $.01 par value; 1,000,000 shares
               authorized,none issued and outstanding
              Common stock, $.01 par value; 20,000,000 shares
               authorized; 9,450,760 shares issued
               (9,407,260 outstanding) at July 31,1996;
               9,513,664 shares issued (9,470,164 outstanding)
               at October 31, 1996                                     94,508         95,137
              Additional paid-in capital                           62,129,161     62,668,607
              Accumulated deficit                                 (42,735,810)   (43,742,167)
              Net unrealized (loss) gain on marketable securities     (28,291)        24,662
                                                                  -----------     ----------
                                                                   19,459,568     19,046,239
              Less, common stock held in treasury, at cost;
               43,500 shares                                         (192,813)      (192,813)
                                                                  -----------     ----------
                                 Total stockholders  equity        19,266,755      18,853,426
                                                                  -----------     -----------
                                 Total liabilities and
                                  stockholders equity            $ 20,039,365    $ 20,547,720
                                                                  ===========     ===========

See accompanying notes to financial statements.  The July 31, 1996 Condensed
Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


<page 3>
-----------------------------------------------------------------------------

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months
                                                    Ended October 31,
                                                 ------------------------
                                                    1995           1996
                                                 ----------   ------------
Contract revenues                               $    ---       $ 1,994,450
                                                 ----------     ----------
 Costs and expenses:
    Research and development                      1,383,409      1,661,547
    Loss in Elan-Emisphere venture                    ---          991,934
    General and administrative expenses             615,900        603,645
                                                 ----------     ----------
         Total operating expenses                 1,999,309      3,257,126
                                                 ----------     ----------
                          Operating loss         (1,999,309)    (1,262,676)
                                                 ----------     ----------
 Other income:
     Investment income                               60,118        256,319
                                                 ----------     ----------
                          Net loss              $(1,939,191)   $(1,006,357)
                                                ============   ============
 Net loss per share                             $     (0.25)   $     (0.11)
                                                 ===========   ============

 Weighted average number of shares outstanding     7,746,457      9,415,870
                                                 ===========   ============






               See accompanying notes to the financial statements

<page 4>
-----------------------------------------------------------------------------


                           EMISPHERE TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS  EQUITY
                   For the three months ended October 31, 1996

                                                                           Net
                                                                       Unrealized
                                               Additional                 Gain          Common Stock
                             Common Stock        Paid-in   Accumulated  (Loss) on     Held In Treasury
                         -------------------                           Marketable
                          Shares      Amount     Capital     Deficit   Securities    Shares    Amount         Total
                         --------   --------  -----------  -----------  ----------    -----   --------    ------------
Balance, July 31, 1996   9,450,760 $  94,508 $ 62,129,161 $(42,735,810) $ (28,291)    43,500  $(192,813)  $ 19,266,755

Sale of common stock
 under employee stock
 purchase plans and
 exercise of options        62,904       629      539,446                                                      540,075
Change in net unrealized
 gain(loss) on marketable
 securities                                                                52,953                               52,953
Net loss                                                    (1,006,357)                                     (1,006,357)
                         ---------- ---------  ----------- ------------   -------     ------  ---------   ------------
Balance,October 31,1996  9,513,664  $  95,137  $62,668,607 $(43,742,167) $ 24,662     43,500  $(192,813)  $ 18,853,426
                         =========   ========  =========== ============  ========     ======  ==========  ============

                 See accompanying notes to financial statements

<page 5>
-----------------------------------------------------------------------------


                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                Increase (Decrease) in Cash and Cash Equivalents

                                                         Three Months
                                                       Ended October 31,

                                                       1995          1996
                                                    ----------    ----------
 Cash flows from operating activities
     Net (loss)                                    $ (1,939,191) $(1,006,357)
                                                   ------------- ------------
     Adjustments to reconcile net loss to net
      cash provided by (used in) operating
      activities:
            Loss in Elan-Emisphere venture                           991,934
            Depreciation and amortization                134,799     100,994
            Decrease in deferred lease liability          (2,569)     (2,571)
            Realized gain on sale of marketable
             securities                                     (335)        (44)
            Changes in assets and liabilities:
                Receivable due from Elan-
                 Emisphere venture                                  (494,450)
                Prepaid expenses and other
                 current assets                           13,819     101,591
                Accounts payable and accrued expenses    (16,897)    (57,681)
                Deposit from Elan plc                  3,000,000
                Investment in Elan-Emisphere                          (9,998)
                                                       ---------    ---------
             Total adjustments                         3,128,817     629,775
                                                       ---------    ---------
                   Net cash provided by (used
                    in) operating activities           1,189,626    (376,582)
                                                       ---------    ---------
 Cash flows from investing activities:
     Capital expenditures                                (14,078)   (110,844)
     Purchases of marketable securities                           (4,478,856)
     Proceeds from sales of marketable securities        129,004   1,227,277
                                                       ---------  -----------
                   Net cash provided by (used
                    in)investing activities              114,926  (3,362,423)
                                                       ---------  -----------
 Cash flows from financing activities:
     Net proceeds from issuance of common stock
      and warrants to Elan International Services ltd. 7,463,000
     Proceeds from exercise of options and
      employee stock purchases                           179,655     540,075
                                                       ---------   ---------
                   Net cash provided by                7,642,655     540,075
                    financing activities               ---------   ---------

                   Net increase (decrease) in
                    cash and cash equivalents          8,947,207  (3,198,930)

  Cash and cash equivalents, beginning of period       2,226,156  11,904,674
                                                      ----------  -----------
                  Cash and cash equivalents, end
                   of period                        $ 11,173,363 $ 8,705,744
                                                    ============ ===========

                 See accompanying notes to financial statements

<page 6>
-----------------------------------------------------------------------------

                          EMISPHERE TECHNOLOGIES, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS

1.    Interim Financial Statements:

      The interim Condensed Statements of Operations and Condensed Statements of Cash Flows for the three months ended October 31, 1995 and 1996, and the Condensed Balance Sheets as of July 31, and October 31, 1996, of Emisphere Technologies, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company`s Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

2.    Elan-Emisphere Venture

      During October 1996, the equally owned joint venture formed by the Company and Elan Corporation plc, (the Elan-Emisphere venture or the Venture ) commenced operations. The Company accounts for its investment in the Venture in accordance with the equity method of accounting. Since the Venture s inception, the Company has contributed capital to the Venture of approximately $10,000. For the period from inception to October 31, 1996, the Venture incurred a net loss of approximately $1,984,000. The
      Company s 50% share of such loss was approximately $992,000.

      Contract revenue from the Venture, with respect to services provided by the Company to the Venture, is recognized as the related service are rendered. Such revenue for the three months ended October 31, 1996 totaled approximately $1,994,000.

      Selected financial data of the Venture as of October 31,1996 and for the period from inception to October 31, 1996 is as follows:



                  Balance Sheet Data

                        Current assets                      $3,030,000
                        Accounts payable (1)                   494,000
                        Stockholder s equity                 2,536,000

                  (1) Such amount is due to the Company at October 31, 1996.

                  Statement of Operations Data

                        Total revenue                      $     10,000
                        Total expenses (2)                    1,994,000
                        Net loss                           $  1,984,000

                  (2) Such expenses related to services provided by the Company

<page 7>
-----------------------------------------------------------------------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements under the caption "Management s Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: uncertainties related to future testing results and viability of the Company's products; the Company s dependence on partnerships with pharmaceutical and other companies to develop, manufacture and commercialize products using the Company s drug delivery technologies; the need to obtain regulatory approval for the Company s products; the Company's dependence on the success of its joint venture with Elan Corporation plc ( Elan ) for the development and commercialization of an oral heparin product; the risk of technological obsolescence in a highly competitive industry; the Company's dependence on patents and proprietary rights; the Company's absence of profitable operations and need for additional capital; the availability, terms and deployment of capital; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials; the Company's dependence on key personnel,consultants and collaborators; uncertain availability of third-party reimbursement for commercial medical products; general business and economic conditions; and other factors referenced in its report on Form 10-K for the fiscal year ended July 31, 1996.

General

      Emisphere is a drug delivery company focused on the discovery and application of proprietary synthetic chemical compounds that enable the oral delivery of macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. The Company has had no product sales to date. The major sources of the Company's working capital have been proceeds from its initial public offering in 1989, a second public offering in February 1993, private equity financing, the latest of which occurred with an affiliate of Elan in October 1995, reimbursement of expenses and other payments from corporate partners, the registered sale of one million shares of Common Stock to two institutional investors in April 1996, and income earned on the investment of available funds. The Company's operations are not significantly affected by inflation or seasonality.

Results of Operations

      The Company has since its inception generated significant losses from operations. The Company does not expect to achieve profitability in the foreseeable future. Profitability will ultimately depend on the Company's ability to develop its lead product, an oral formulation of heparin, in conjunction with the Company s joint venture with Elan (the Elan-Emisphere Venture or the Venture ) or to develop other products in conjunction with other partners. There can be no assurance that the development will be completed or if completed, any regulatory agency will approve the final product. Even if final products are developed and approved, there is no assurance that
sales will be sufficient to achieve profitability.   If development of such
products is not achieved or approval not granted, the Company's prospects will be materially affected.

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

<page 8>

-----------------------------------------------------------------------------


Three Months Ended October 31, 1996 vs. Three Months Ended October 31, 1995:

      For the three months ended October 31, 1996, the Company had revenues of $1,994,450 from the Elan-Emisphere Venture arising from work Emisphere performed prior to October 31, 1996 in connection with the development of an oral formulation of heparin. For the three months ended October 31, 1995, the Company had no contract revenue.

      Total operating expenses for the fiscal quarter ended October 31, 1996 increased by approximately, $1,258,000 or 63%, as, compared to the fiscal quarter ended October 31, 1995. The details of this increase are as follows:

      Research and development costs increased by approximately $278,000, or 20%, in the fiscal quarter ended October 31, 1996, as compared to the fiscal quarter ended October 31, 1995. This increase is mainly attributable to increased personnel and related expenses associated with the Company s development of an oral heparin formulation. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company s scientific research efforts. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

      General and administrative expenses decreased by approximately $12,000, or 2%, in the fiscal quarter ended October 31, 1996, as compared to the fiscal quarter ended October 31, 1995. This decrease is primarily the result of a reduction in legal and other professional fees associated with the settlement of a class action lawsuit and the completion of the letter of intent with Elan plc. The reduction was partially offset by an increase in personnel and related expenses to support the companys ongoing corporate development efforts.

      The Company's other income in the quarter ended October 31, 1996 increased by approximately $196,000 from that of the fiscal quarter ended October 31, 1995. The increase was due to a larger investment portfolio and higher returns on investments.

      Based on the above, the company sustained a net loss for the first quarter of fiscal 1997 of $1,006,357, a 48% decrease over the 1996 fiscal first quarter loss of $1,931,191.

Liquidity and Capital Resources

      As of October 31, 1996, the Company had working capital of approximately $18,356,000 as compared with approximately $17,799,000 at July, 31, 1996. Cash and cash equivalents and marketable securities were approximately $18,343,000 as of October 31, 1996, as compared to approximately $18,237,000 at July 31, 1996. The increase in the Company's cash and cash equivalents and marketable securities was primarily due to the exercise of options and reimbursement from the Elan-Emisphere Venture for certain development costs, partially offset by cash used to fund operations in the first fiscal quarter of 1997.

      Elan and the Company finalized the terms and provisions of the Elan-Emisphere Venture on September 26, 1996. In connection with the Venture, Elan has provided $4,500,000 to the Venture of which $1,500,000 has been paid to the Company. The remaining $3,000,000 will be applied by the Venture primarily for future research and development expenses. After expenditure of such $3,000,000, Emisphere will be responsible for one-half of the Venture cash needs upon the Ventures request. Emisphere s funding of the Venture is not expected to commence until the fiscal year ending July 31, 1998. The Company and Elan are sharing the financial benefits and expense obligations of the Venture on a 50/50 basis and they have equal representation on the Board of Directors of the Venture.

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

<page 9>

------------------------------------------------------------------------------

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-k

(a)   Exhibits                                                          Page
      11. Statement of computation of per share data                      11

(b)   Reports
      No Reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 1996.

<page 10>
-----------------------------------------------------------------------------


                                                                Exhibit 11
                          EMISPHERE TECHNOLOGIES, INC.
                   STATEMENT OF COMPUTATION OF PER SHARE DATA

                                           Three months ended
                        --------------------------------------------------------
                             October 31, 1995               October 31, 1996
                        --------------------------    --------------------------
                          Primary        Fully          Primary        Fully
                                        Diluted                       Diluted

Net loss                $(1,939,191)  $(1,939,191)    $(1,006,357)  $(1,006,357)

Interest earned on
  excess proceeds                                                        79,658
                        ------------  ------------    ------------  ------------
Adjusted net loss       $(1,939,191)  $(1,939,191)    $(1,006,357)     (926,699)
                        ============  ============    ============  ============

Weighted average number
  of common shares
  outstanding             7,746,457     7,746,457       9,415,870     9,415,870

Shares issuable upon
  exercise of
  outstanding options
  and warrants                            349,669                     3,485,221

Shares assumed to be
  repurchased under
  the treasury stock
  method                                  201,871                     1,881,452
                        ------------  ------------    ------------  ------------
                          7,746,457     7,894,255       9,415,870    11,019,639
                        ============  ============    ============  ============

NET LOSS PER SHARE      $     (0.25)  $     (0.25)    $     (0.11)  $     (0.08)
                        ============  ============    ============  ============
<page 11>

----------------------------------------------------------------------------


                                    SIGNATURE



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Emisphere Technologies, Inc.


            Dated:   December 13, 1996     Michael M. Goldberg, M.D.
                                           -------------------------
                                           Michael M. Goldberg, M.D.
                                           Chairman, and Chief Executive Officer


                                           Joseph D. Poveromo, C.P.A.
                                           --------------------------
                                           Joseph D. Poveromo, C.P.A.
                                           Controller (Principal Financial
                                           and Accounting Officer)

<page 12>