Form 10-Q
period 1997-01-31
EMISPHERE TECHNOLOGIES INC
filed 1997-03-17
CIK 805326

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------


(Mark One)  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter period ended January 31, 1997



                                       OR



            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from            to
                                                  ----------    ----------



                        COMMISSION FILE NUMBER 1-10615



                         EMISPHERE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


              DELAWARE                                         13-3306985
              --------                                       (I.R.S. Employer
     (State or jurisdiction of                            Identification Number)
     incorporation or organization)


           15 SKYLINE DRIVE                                       10532
          HAWTHORNE, NEW YORK                                     -----
          -------------------                                   (Zip Code)
(Address of principal executive offices)

                                (914) 347-2220
                                --------------
             (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to
such filing requirements for at least the past 90 days.     Yes    X     No
                                                                 -----     ----



                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's common stock, $.01 par value, outstanding as of March 7, 1997 was: 9,520,066

                         EMISPHERE TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                               January 31, 1997


PART I.   FINANCIAL INFORMATION

Item 1.   Financial  Statements:                          PAGE
          ----------------------                          ----

          Condensed Balance Sheets                         3

          Condensed Statements of Operations               4

          Condensed Statement of Stockholders' Equity      5

          Condensed Statements of Cash Flows               6

          Notes to Condensed Financial Statements          7

Item 2.   Management's  Discussion and Analysis of
          -----------------------------------------
          Financial Condition and Results of Operations    9
          ---------------------------------------------

PART II.  OTHER INFORMATION

Item 5.   Other Information                               12
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                12
          --------------------------------

                          EMISPHERE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                       July 31.      January 31.
                                          Assets:                                        1996           1997
                                                                                     ------------   ------------
Current assets:
      Cash and cash equivalents                                                      $ 11,904,674   $  4,915,989
      Marketable securities                                                             6,332,817     10,952,096
      Receivable due from Elan-Emisphere Venture                                                         880,743
      Prepaid expenses and other current assets                                           289,769        494,349
                                                                                     ------------   ------------
                        Total current assets                                           18,527,260     17,243,177

Equipment and leasehold improvements, at cost, net of
       accumulated depreciation and amortization                                        1,450,862      1,417,615
Other assets                                                                               61,243         61,243
                                                                                     ------------   ------------
                         Total assets                                                $ 20,039,365   $ 18,722,035
                                                                                     ============   ============

                    Liabilities and Stockholders' Equity:
Current liabilities:
      Accounts payable                                                               $    191,038   $    198,839
      Accrued compensation                                                                211,826        226,317
      Accrued professional fees                                                           263,000        159,500
      Accrued expenses                                                                     61,923         80,054
                                                                                     ------------   ------------
                        Total current liabilities                                         727,787        664,710


Investment deficiency in Elan-Emisphere Venture                                                        1,287,547
Deferred lease liability                                                                   44,823         39,682
                                                                                     ------------   ------------
                        Total liabilities                                                 772,610      1,991,939
                                                                                     ------------   ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued and  outstanding
     Common stock, $.01 par value; 20,000,000 shares authorized;
      9,450,760 shares issued (9,407,260 outstanding) at July 31,
      1996; 9,550,614 shares issued (9,507,114 outstanding) at
      January 31, 1997                                                                     94,508         95,506
     Additional paid-in capital                                                        62,129,161     62,987,604
     Accumulated deficit                                                              (42,735,810)   (46,170,848)
     Net unrealized (loss) gain on marketable securities                                  (28,291)        10,647
                                                                                     ------------   ------------
                                                                                       19,459,568     16,922,909
     Less, common stock held in treasury, at cost; 43,500 shares                         (192,813)      (192,813)
                                                                                     ------------   ------------
                        Total stockholders' equity                                     19,266,755     16,730,096
                                                                                     ------------   ------------
                        Total liabilities and stockholders' equity                   $ 20,039,365   $ 18,722,035
                                                                                     ============   ============

See accompanying notes to financial statements. The July 31, 1996 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                         EMISPHERE TECHNOLOGIES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                          For the three months ended    For the six  months ended
                                                 January 31,                   January 31,
                                           ------------------------     --------------------------
                                             1996          1997             1996           1997
                                           ----------   -----------     -----------    -----------
Contract revenues                          $3,033,333   $   535,066     $ 3,033,333    $ 2,529,516
                                           ----------   ------------    ------------   ------------
Costs and expenses:
   Research and development                 1,500,466     1,864,530       2,883,875      3,526,077
   Loss in Elan-Emisphere Venture                           305,611                      1,297,545
   General and administrative expenses        610,827     1,044,706       1,226,727      1,648,351
                                           ----------   ------------    ------------   ------------
        Total operating expenses            2,111,293     3,214,847       4,110,602      6,471,973
                                           ----------   ------------    ------------   ------------

        Operating (loss) income               922,040    (2,679,781)     (1,077,269)    (3,942,457)
                                           ----------   ------------    ------------   ------------
Other income:
    Investment income                         234,490       251,100         294,608        507,419
                                           ----------   ------------    ------------   ------------

        Net income (loss)                  $1,156,530   $(2,428,681)    $  (782,661)   $(3,435,038)
                                           ==========   ============    ============   ============

Net income (loss) per share                $     0.14   $     (0.26)    $     (0.10)   $     (0.36)
                                           ==========   ============    ============   ============

Weighted average number of
 shares outstanding                         8,327,466     9,489,732       8,035,391      9,467,632
                                           ==========   ============    ============   ============



               See accompanying notes to the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                  (Unaudited)

                   For the six months ended January 31, 1997





                                                    Additional
                                 Common Stock        Paid-in        Accumulated
                             --------------------
                              Shares     Amount       Capital         Deficit
                             ---------  ---------  -------------  ---------------
Balance, July 31, 1996       9,450,760  $  94,508  $  62,129,161  $  (42,735,810)

Sale of common stock under
 employee stock purchase
 plans and exercise of          99,854        998        858,443
 options
Change in net unrealized
 gain(loss) on marketable
 securities
Net loss for the six months
    ended January 31, 1997                                            (3,435,038)
                             ---------  ---------  -------------  ---------------

Balance, January 31, 1997    9,550,614  $  95,506  $  62,987,604  $  (46,170,848)
                             =========  =========  =============  ===============

                                  Net Unrealized
                                  (Loss)Gain on         Common Stock
                                    Marketable        Held In Treasury
                                    Securities      Shares        Amount         Total
                                  ------------     -------     ------------  -------------
Balance, July 31, 1996            $   (28,291)      43,500     $  (192,813)  $  19,266,755

Sale of common stock under
 employee stock purchase
 plans and exercise of
 options                                                                           859,441
Change in net unrealized
 gain(loss) on marketable
 securities                            38,938                                       38,938
Net loss for the six months
    ended January 31, 1997                                                      (3,435,038)
                                  ------------     -------     ------------  --------------
Balance, January 31, 1997         $    10,647       43,500     $  (192,813)  $  16,730,096
                                  ============     =======     ============  ==============


                 See accompanying notes to financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                 For the six months ended
                                                                                        January 31,
                                                                                --------------------------
                                                                                    1996          1997
                                                                                ------------  -------------
Cash flows from operating activities:
     Net loss                                                                   $  (782,661)  $ (3,435,038)
                                                                                ------------  -------------
     Adjustments to reconcile net loss to net cash (used in)
      operating activities:
          Loss in Elan-Emisphere Venture                                                         1,297,545
          Depreciation and amortization                                             270,629        204,100
          Decrease in deferred lease liability                                       (5,139)        (5,141)
          Realized gain on sale of marketable securities                            (10,182)          (248)
     Change in assets and liabilities:
               Receivable due from Elan-Emisphere Venture                                         (880,743)
               Prepaid expenses and other current assets                           (110,638)      (204,580)
               Accounts payable and accrued expenses                               (250,921)       (63,077)
               Investment in Elan-Emisphere Venture                                                 (9,998)
                                                                                ------------  -------------

          Total adjustments                                                        (106,251)       337,858
                                                                                ------------  -------------

                  Net cash (used in) operating activities                          (888,912)    (3,097,180)
                                                                                ------------  -------------
Cash flows from investing activities:
    Capital expenditures                                                            (71,699)      (170,853)
    Purchase of marketable securities                                            (5,134,639)    (8,447,406)
    Proceeds from sales of marketable securities                                  2,618,323      3,867,313
                                                                                ------------  -------------
                  Net cash (used in) investing activities                        (2,588,015)    (4,750,946)
                                                                                ------------  -------------
Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants to Elan
     International Services ltd.                                                  7,463,000
    Proceeds from exercise of options and employee stock purchases                  227,168        859,441
                                                                                ------------  -------------

                  Net cash provided by financing activities                       7,690,168        859,441
                                                                                ------------  -------------

                  Net increase (decrease) in cash and cash equivalents            4,213,241     (6,988,685)

Cash and cash equivalents, beginning of period                                    2,226,156     11,904,674
                                                                                ------------  -------------

                  Cash and cash equivalents, end of period                      $ 6,439,397   $  4,915,989
                                                                                ============  =============


                See accompanying notes to financial statements

                         EMISPHERE TECHNOLOGIES, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS:

     The interim Condensed Statements of Operations for the three months and six months ended January 31, 1996 and 1997 and Condensed Statements of Cash Flows for the six months ended January 31, 1996 and 1997, and the Condensed Balance Sheets as of July 31, 1996 and January 31, 1997, of Emisphere Technologies, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company`s Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

2.   ELAN-EMISPHERE VENTURE

     During October 1996, the equally owned joint venture formed by the Company and Elan Corporation plc (the "Elan-Emisphere Venture" or the "Venture") commenced operations. The Company accounts for its investment in the Venture in accordance with the equity method of accounting. Since the Venture's inception (September 1996), the Company has contributed capital to the Venture of approximately $10,000. For the three months ended January 31, 1997, the Venture incurred a net loss of approximately $611,000, and for the period from inception (September 1996) to January 31, 1997, $2,595,000. The Company's 50% share of such loss was approximately $305,500 and $1,297,500, respectively.

     Contract revenue from the Venture, with respect to services provided by the Company to the Venture, is recognized as the related services are rendered. Such revenue for the three months ended January 31, 1997 totaled approximately $386,293 and for the period from inception (September 1996) to January 31, 1997, $2,380,743.

     Selected financial data of the Venture as of January 31, 1997 is as follows:


Balance Sheet Data
                    Assets:

                  Cash                     $ 3,053,000
                  Other                         12,000
                                          -------------
                                           $ 3,065,000
                                          =============

                    Liabilities and Stockholders Deficit:

                  Accounts payable (1)       1,140,000
                  Subordinated debt          4,500,000
                  Stockholders' deficit     (2,575,000)
                                          -------------
                                           $ 3,065,000
                                          =============

(1) Includes $881,000 due the Company.

Statement of Operations Data

                          For the three        Inception
                          months ended      (September 1996)
                        January 31, 1997   to January 31, 1997
                        ----------------   -------------------

Total Revenue             $   34,000           $    45,000
Total expenses (2)           645,000             2,640,000
                          ----------           -----------
Net loss                  $  611,000           $ 2,595,000
                          ==========           ===========

(2) Includes $386,000 and $2,381,000 related to services performed by the Company on behalf of the Venture for the three and six months ended January 31, 1997 respectively.

3.   AGREEMENT WITH ELI LILLY AND COMPANY

     During February 1997, the Company and Eli Lilly and Company ("Lilly") entered into a strategic alliance (the "Lilly Strategic Alliance"). The terms of the Lilly Strategic Alliance provide for Lilly to fund certain research conducted by the Company on behalf of Lilly. Lilly has agreed to fund this research for a period of 18 to 24 months. Lilly has a right to license the Company's technology and should the Company's research be successful, the Company would be entitled to receive fees, milestone payments and royalties.


4.   IMPACT OF THE FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARD

     During February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 will require the Company to replace the current presentation of "primary" per share data with " basic" and "diluted" per share data. Since the impact of outstanding common stock equivalents on per share data is antidilutive, the future adoption of SFAS 128 will not have a material impact on the Company's per share data. SFAS 128 will be adopted by the Company for periods ending after December 15 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain statements under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: uncertainties related to future test results and viability of the Company's product candidates, which are in the early stages of development; the need to obtain regulatory approval for the Company's product candidates; the Company's dependence on partnerships with pharmaceutical and other companies to develop, manufacture and commercialize products using the Company's drug delivery technologies; the Company's dependence on the success of its joint venture with Elan Corporation plc ("Elan") for the development and commercialization of an oral heparin product and its strategic alliance with Eli Lilly and Company ("Lilly") for the development and commercialization of certain of Lilly's therapeutic proteins; the risk of technological obsolescence and risks associated with the Company's highly competitive industry; the Company's dependence on patents and proprietary rights; the Company's absence of profitable operations and need for additional capital; the Company's dependence on others to manufacture the Company's chemical compounds; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials; the Company's dependence on key personnel and the quality, judgment and strategic decisions of management and other personnel; uncertain availability of third-party reimbursement for commercial medical products; general business and economic conditions; and other factors referenced in the Company's report on Form 10-K for the fiscal year ended July 31, 1996.

GENERAL

     Emisphere is a drug delivery company focused on the discovery and application of proprietary synthetic chemical compounds that enable the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. The Company has had no product sales to date. The major sources of the Company's working capital have been proceeds from its initial public offering in 1989, a second public offering in February 1993, private equity financing, the latest of which occurred with an affiliate of Elan in October 1995, reimbursement of expenses and other payments from corporate partners, the registered sale of one million shares of Common Stock to two institutional investors in April 1996, and income earned on the investment of available funds. The Company's operations are not significantly affected by inflation or seasonality.

     On February 27, 1997, the Company and Lilly announced that they entered into a strategic alliance (the "Lilly Strategic Alliance") to utilize Emisphere's technologies for the improved delivery of certain Lilly therapeutic proteins with a focus on oral delivery. The major therapeutic focus of the collaboration is in the area of endocrinology, including growth disorders. Initially, Lilly is committing limited funds to the Company for research on delivery of two proteins. The Lilly Strategic Alliance contemplates that Lilly may ultimately exercise options to license the applicable carriers and market the products utilizing the combined technologies. If the options are exercised, the Company may receive from Lilly milestone and other payments aggregating, together with initial funding, up to $60 million, as well as future royalty payments. The Lilly Strategic Alliance also contemplates that the Company could receive further payments for other delivery applications if the focus of the Lilly Strategic Alliance is expanded beyond the two specified therapeutic proteins or to non-oral applications.

RESULTS OF OPERATIONS

     The Company has since its inception generated significant losses from operations. The Company does not expect to achieve profitability in the foreseeable future. Profitability will ultimately depend on the Company's ability, either alone or in conjunction with third parties, to develop and commercialize products utilizing the Company's technology. There can be no assurance that the development will be completed or if completed, any regulatory agency will approve the final product. Even if final products are developed and approved, there is no assurance that sales will be sufficient to achieve
profitability.   If development of such products is not achieved or approval not granted, the Company's prospects will be materially affected.

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

THREE MONTHS ENDED JANUARY 31, 1997 VS. THREE MONTHS ENDED JANUARY 31, 1996:

For the three months ended January 31, 1997, the Company recognized $535,000 of research and development revenue compared to $3,033,000 for the three months ended January 31, 1996. Research and development revenue for the three months ending January 31, 1997 consisted of the recognition of revenues from the Elan-Emisphere Joint Venture of approximately $386,000 and payments from two pharmaceutical companies for which the Company performed feasibility studies. For the three months ending January 31, 1996 revenue consisted of the recognition of payments under the Company's agreements with Elan ($3,000,000) and Pasteur Merieux ("Pasteur"). The recognition of the revenue from Elan was for work Emisphere performed on the development of an oral Heparin USP formulation prior to entering into the Elan-Emisphere Venture. Revenue recognized from Pasteur was a payment for Emisphere's completion of a defined milestone as called for in its feasibility agreement with Pasteur.

Total operating expenses for the three months ended January 31, 1997, increased by $1,104,000, or 52%, as compared to the three months ended January 31, 1996. The details of this increase are as follows:

Research and development costs increased by approximately $364,000, or 24%, in the three months ended January 31, 1997, as compared to the three months ended January 31, 1996. This increase is mainly attributable to increased personnel and related expenses associated with the Company's development of an oral heparin formulation. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The increase of $306,000 in the loss in Elan-Emisphere Venture represents the Company's pro-rata portion of the Venture's loss for the period. No loss was experienced in the comparable period as the Venture did not commence operations until September 1996.

General and administrative expenses increased by approximately $434,000, or 71%, in the three months ended January 31, 1997, as compared to the three months ended January 31, 1996. This increase is primarily the result of increased legal and professional fees incurred in connection with the finalization of the Elan-Emisphere Venture and the agreement with Lilly. This was partially offset by a decrease in payments made to an outside consultant who assisted the Company in discussions and negotiations with pharmaceutical companies.

The Company's other income in the three months ended January 31, 1997 increased by approximately $17,000, or 7%, as compared to the three months ended January 31, 1996. The increase was primarily due to better returns on the Company's larger investment portfolio.

Based on the above factors, the Company's net loss for the second quarter of fiscal 1997 totaled $2,429,000, as compared to $1,157,000 net income for the 1996 fiscal quarter.

SIX  MONTHS ENDED JANUARY 31, 1997 VS. SIX MONTHS ENDED JANUARY 31, 1996:

For the six months ended January 31, 1997, the Company recognized $2,530,000 of research and development revenue compared to $3,033,000 for the six months ended January 31, 1996. Research and development revenue for the six months ending January 31, 1997 consisted of $2,381,000 from the Elan-Emisphere Venture in connection with the development of an oral formulation of heparin and $149,000 from two pharmaceutical companies for which the Company performed feasibility studies. Research and development revenue for the six months ending January 31, 1996 consisted of recognition of payments under the Company's agreements with Elan ($3,000,000) and Pasteur. The recognition of the revenue from Elan was for work Emisphere performed on the development of an oral formulation of heparin prior to entering into the strategic alliance with Elan. Revenue recognized from Pasteur was a payment for Emisphere's completion of a defined milestone as called for in its feasibility agreement with Pasteur.

Total operating expenses for the six month period ended January 31, 1997, increased by approximately $2,361,000, or 57%, as compared to the six month period ended January 31, 1996. The details of this increase are as follows:

Research and development costs increased by approximately $642,000, or 22%, for the six months ended January 31, 1997, as compared to the six months ended January 31, 1996. This increase is mainly attributable to increased personnel and related expenses associated with the Company's development of an oral heparin formulation. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The increase of $1,298,000 in the loss in Elan-Emisphere Venture represents the Company's pro-rata portion of the Venture's loss for the period. No loss was experienced in the comparable period as the Venture did not commence operations until September 1996.

General and administrative expenses increased by approximately $422,000, or 34%, for the six months ended January 31, 1997, as compared to the six months ended January 31, 1996. This increase is attributable to an increase in legal and professional fees incurred in connection with the finalization of the Elan-Emisphere Venture and the agreement with Lilly. This was partially offset by a decrease in payments made to an outside consultant who assisted the Company in discussions and negotiations with pharmaceutical companies.

The Company's other income in the six months ended January 31, 1997 increased by approximately $213,000, or 72%, compared to the six months ended January 31, 1996. This was primarily the result of a larger investment portfolio and better returns. In addition, the Company realized losses of approximately $41,000 on the sale of investment securities during the six months ended January 31, 1996, whereas no losses were incurred during the six months ended January 31, 1997. Based on the above factors, the Company sustained a net loss for the six months ended January 31, 1997 of $3,435,000, as compared to a net loss of $783,000 for the six months ended January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1997, the Company had working capital of approximately $16,578,000 as compared with approximately $17,799,000 at July, 31, 1996. Cash and cash equivalents and marketable securities were approximately $15,868,000 as of January 31, 1997, as compared to approximately $18,237,000 at July 31, 1996. The decrease in the Company's cash and cash equivalents and marketable securities was primarily due to cash used to fund operations in the first half of fiscal 1997, partially offset by the exercise of options and reimbursement from the Elan-Emisphere Venture for certain development costs.

     The Company expects to enter into a ten-year noncancelable lease for new office and laboratory space commencing August 1997. The annual minimum rental is anticipated to be approximately $1,300,000. Build-out cost for this space, net of amounts to be paid by the landlord, are expected to total approximately $3,000,000.

     The Company expects to continue to incur substantial research and development expenses associated with the development of the Company's oral drug delivery system. As a result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase. The Company expects to need substantial resources to continue its research and development efforts. In addition, the Company is obligated to fund one-half of the Elan-Emisphere Venture's cash needs upon the Venture's request. Such funding is expected to commence in the near future and is expected to total approximately $2,000,000 during the next 12 months. The Company and Elan are sharing the financial benefits and expense obligations of the Venture on a 50/50 basis. The Company expects the research funding from Lilly to approximate the costs to be incurred by the Company in connection with the development of the Lilly therapeutic proteins. Under present operating assumptions, the Company expects that cash, cash equivalents and marketable securities will be adequate to meet its liquidity and capital requirements through the third quarter of fiscal 1998. Thereafter, the Company would need to seek additional funds, primarily in the public and private equity markets and, to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms. If adequate funds were not available, the Company would be required to delay, scale back, or eliminate one or more of its research or development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish. The Company does not maintain any credit lines with financial institutions.

ITEM 5.  OTHER INFORMATION
         -----------------

     In February 1997, the Company and Lilly entered into a Research Collaboration and Option Agreement (the "Lilly Agreement") to combine Lilly's therapeutic protein and formulation capabilities with the Company's carrier technologies.

     The Lilly Agreement provides initially for payments to the Company to fund a research and development program (the "Program") to study the use of the Company's technologies to develop oral and non-oral methods of delivering formulations of two of Lilly's therapeutic proteins (the "Subject Proteins") in the area of endocrinology, including growth disorders. The Lilly Agreement represents the vehicle through which Lilly and the Company may together develop and market orally deliverable products based on the Subject Proteins and the Company's carrier technologies (the "Lilly Products"). The term of the Program is 18 to 24 months. Any extensions must be approved by the Company and Lilly. If Lilly decides to expand the scope of the Program, payments will be increased.

     Pursuant to the Lilly Agreement, the Company has granted to Lilly a series of options (the "Options"), each to acquire an exclusive, worldwide license to use the Company's technologies to develop one of the Lilly Products. Options relating to the two of the Subject Proteins expire from one to two years from the date of the Lilly Agreement, subject to certain extensions. Lilly's exercise of the Options as to one of the Subject Proteins is mandatory upon satisfaction of specified conditions. During the respective option periods, the Company has agreed not to license its technologies to anyone other than Lilly for the purpose of delivering the Subject Proteins.

     Upon exercise of an Option, the Company and Lilly will enter into a license agreement (each a "License Agreement") granting Lilly a license to use the Company's technologies to develop Lilly Products to deliver the Subject Protein by a particular route of delivery. The Lilly Agreement and the License Agreements will provide for payments of initial fees and milestone payments of up to $60 million in the aggregate, as well as royalty payments if a Lilly Product to which the License Agreement relates is sold commercially. The License Agreements will further provide that Lilly is obligated to seek to market the Lilly Products and that the Company is obligated to provide a material portion of the supply of carrier necessary for the production of any such Lily Products.

     The Lilly Agreement further provides Lilly with a right of first refusal to make an offer to enter into a license to use the Company's technologies for the delivery of a limited number of other therapeutic proteins and peptides, or, after the expiration of the option period, for the delivery of the Subject Proteins (if not already licensed). The right of first refusal allows Lilly to obtain the license if it exceeds a third-party offer by a specified premium. The right of first refusal expires on February 26, 1998, subject to certain rights to extend. The Lilly Agreement also contemplates the possibility of a continuing relationship for the development of delivery systems for other therapeutic proteins.

     Under the Lilly Agreement, the Company will own all patents, patent applications, and other proprietary expertise relating to its technologies that it develops as well as any material Lilly improvements or additions to the Company's technologies, and Lilly will own all patents, patent applications and other proprietary expertise relating to the therapeutic uses of its proteins (to the extent invented during the Program). If Lilly makes recommendations, suggestions or has discussions with the Company that result in a material addition to or improvement of the Company's technologies, then Lilly may, in certain circumstances, obtain limited preferences with respect to licenses for Emisphere technologies covering Lilly proteins or products not included in the Lilly Products.

     In addition, the Lilly Agreement includes a standstill provision pursuant to which Lilly has agreed, with certain exceptions, not to acquire shares of the Company's outstanding voting stock above a specified limit during a period ending less than five years from the date of the Lilly Agreement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits
     10.1 Research Collaboration and Option Agreement dated as of February 26, 1997 between Emisphere Technologies, Inc. and Eli Lilly and Company.

     11.1 Statement of Computation of Per Share Data for the three months ended January 31, 1996 and 1997

     11.2 Statement of Computation of Per Share Data for the six months ended January 31, 1996 and 1997

     27.1 Financial Data Schedule

(b)  Reports
     No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 1997.

                                   SIGNATURE



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Emisphere Technologies, Inc.


                Dated:   March 13, 1997  /S/Michael M. Goldberg
                                         ----------------------
                                         Michael M. Goldberg, M.D.
                                         Chairman, and Chief Executive Officer


                                         /S/Joseph D. Poveromo
                                         ---------------------
                                         Joseph D. Poveromo, C.P.A.
                                         Controller (Principal Financial
                                         and Accounting Officer)