Form 10-Q/A
period 1997-01-31
EMISPHERE TECHNOLOGIES INC
filed 1997-04-21
CIK 805326

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                         EMISPHERE TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

           AMENDMENT NO. 1 TO QUARTERLY REPORT FOR THE QUARTER ENDED
                               January 31, 1997


                                                          PAGE
                                                          ----

          Explanatory Note                                 3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    4

Item 5.   Other Information                                7
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                 8
          --------------------------------

                               EXPLANATORY NOTE


        This Amendment No. 1 to the Quarterly Report for the quarter ended January 31, 1997 (the "Quarterly Report") of Emisphere Technologies, Inc. (the "Company") amends and restates items 2, 5 and 6 contained in the Company's Quarterly Report as filed by the Company on Form 10-Q on March 17, 1997.

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

     On February 27, 1997, the Company and Lilly announced that they entered into a strategic alliance (the "Lilly Strategic Alliance") to utilize Emisphere's technologies for the improved delivery of certain Lilly therapeutic proteins with a focus on oral delivery. The major therapeutic focus of the collaboration is in the area of endocrinology, including growth disorders. Initially, Lilly is committing limited funds to the Company for research on delivery of two proteins for a period of 18 months, which will automatically be extended to 24 months unless the Company and Lilly agree not to extend the term. The Lilly Strategic Alliance contemplates that Lilly may ultimately exercise options to license the applicable carriers and market the products utilizing the combined technologies. If the options are exercised, the Company may receive from Lilly milestone and other payments aggregating, together with initial funding, up to $60 million, as well as future royalty payments. The Lilly Strategic Alliance also contemplates that the Company could receive further payments for other delivery applications if the focus of the Lilly Strategic Alliance is expanded beyond the two specified therapeutic proteins or to non-oral applications.

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

     The Company has recently entered into a ten-year noncancelable lease for new office and laboratory space commencing August 1997. The annual minimum rental is anticipated to be approximately $1,300,000. Build-out cost for this space, net of amounts to be paid by the landlord, are expected to total approximately $3,000,000. On April 9, 1997, the landlord under the Company's new lease filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code. In connection with such a proceeding, the landlord may continue to honor the lease during and after the bankruptcy proceeding or may reject the lease, in which case it will no longer be bound by the terms of the lease. In connection with its efforts to obtain operating funding, the landlord has asked that the bankruptcy court permit it to use some of the funds for its portion of the build-out costs under the new lease. The Company intends promptly to begin the build-out project and to petition the bankruptcy court to direct the landlord to determine whether it will accept or reject the lease. Should the landlord reject the lease, there can be no assurance that the Company will be able to occupy the new space or that it will recover any of its build-out expenses not previously funded by the landlord. Although there can be no assurances, the Company believes that, should the landlord reject the lease and the Company not occupy the new space, the remaining term of the Company's current lease and the facilities covered by its current lease are sufficient to allow the Company adequate time to find and lease suitable alternative new office and laboratory space.

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

     The Lilly Agreement provides initially for payments to the Company to fund a research and development program (the "Program") to study the use of the Company's technologies to develop oral and non-oral methods of delivering formulations of two of Lilly's therapeutic proteins (the "Subject Proteins") in the area of endocrinology, including growth disorders. The Lilly Agreement represents the vehicle through which Lilly and the Company may together develop and market orally deliverable products based on the Subject Proteins and the Company's carrier technologies (the "Lilly Products"). The initial term of the Program is 18 months, which term will be extended automatically for an additional six months unless the Company and Lilly agree not to extend the term. Any extensions beyond 24 months must be approved by the Company and Lilly. If Lilly decides to expand the scope of the Program, payments will be increased.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits

      3.1**  Amended and Restated By-laws.

     10.1* Research Collaboration and Option Agreement dated as of February 26, 1997 between Emisphere Technologies, Inc. and Eli Lilly and Company. Portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the Securities and Exchange Commission.

     10.2** Form of Lease between Keren Limited Partnership and Emisphere Technologies, Inc.

     11.1* Statement of Computation of Per Share Data for the three months ended January 31, 1996 and 1997

     11.2* Statement of Computation of Per Share Data for the six months ended January 31, 1996 and 1997

     27.1*** Financial Data Schedule

----------
*   Replaces previously filed exhibit
**  Filed herewith
*** Previously Filed

(b)  Reports
     No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 1997.

                                   SIGNATURE



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Emisphere Technologies, Inc.


                Dated:   April 18, 1997  /S/Michael M. Goldberg
                                         ----------------------
                                         Michael M. Goldberg, M.D.
                                         Chairman, and Chief Executive Officer


                                         /S/Joseph D. Poveromo
                                         ---------------------
                                         Joseph D. Poveromo, C.P.A.
                                         Controller (Principal Financial
                                         and Accounting Officer)