Form 10-Q
period 1997-04-30
EMISPHERE TECHNOLOGIES INC
filed 1997-06-17
CIK 805326

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



(Mark One)  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter period ended April 30, 1997


                                      OR


            [    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______  to _______





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





      Indicate by check mark whether the Registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to
      such  filing  requirements  for at least the past 90 days. Yes  X   No
                                                                     ---




                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant s common stock, $.01 par value, outstanding as of June 1, 1997 was: 9,526,262

                                  Page 1 of 15
                            Exhibit Index on Page 13

                          EMISPHERE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                 April 30, 1997


PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL  Statements:                                   Page

            Condensed Balance Sheets                                   3

            Condensed Statements of Operations                         4

            Condensed Statement of Stockholders' Equity                5

            Condensed Statements of Cash Flows                         6

            Notes to Condensed Financial Statements                    7

ITEM 2.     Managements Discussion and Analysis of
            Financial Condition and Results of Operations              9


PART II.    OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders        14

ITEM 6.     EXHIBITS and Reports on Form 8-K                           15

                          EMISPHERE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                   July 31,         April 30,
                                 Assets:                            1996             1997
                                                                -------------   -------------
         Current assets:
               Cash and cash equivalents                         $ 11,904,674   $  6,122,700
               Marketable securities                                6,332,817      9,008,240
               Receivable due from Elan-Emisphere Venture                            662,730
               Prepaid expenses and other current assets              289,769        372,546
                                                                  -----------   -------------
                                 Total current assets              18,527,260     16,166,216

         Equipment and leasehold improvements, at cost, net of
                accumulated depreciation and amortization           1,450,862      1,416,830
         Other assets                                                  61,243         61,243
                                                                 ------------   ------------
                                 Total assets                    $ 20,039,365   $ 17,644,289
                                                                 ============   ============
                   Liabilities and Stockholders Equity:
         Current liabilities:
               Accounts payable                                  $    191,038   $    370,039
               Accrued compensation                                   211,826        240,785
               Accrued professional fees                              263,000        149,750
               Accrued expenses                                        61,923         44,959
                                                                  -----------   ------------
                                 Total current liabilities            727,787        805,533

         Investment deficiency in Elan-Emisphere Venture                           1,977,071
         Deferred lease liability                                      44,823         37,112
                                                                  -----------   ------------
                                 Total liabilities                    772,610      2,819,716
                                                                  -----------   ------------
         Commitments and contingencies

         Stockholders  equity:
              Preferred stock, $.01 par value; 1,000,000 shares
              authorized, none issued and outstanding
              Common stock, $.01 par value; 20,000,000 shares
              authorized; 9,450,760 shares issued
              (9,407,260 outstanding) at July 31,
              1996; 9,568,933 shares issued (9,525,433 outstanding)
              at April 30, 1997                                        94,508         95,690
              Additional paid-in capital                           62,129,161     63,177,233
              Accumulated deficit                                 (42,735,810)   (48,245,132)
              Net unrealized (loss) on marketable securities          (28,291)       (10,405)
                                                                 -------------  -------------
                                                                   19,459,568     15,017,386
              Less, common stock held in treasury, at cost;          (192,813)      (192,813)
                                                                 -------------  -------------
                                 Total stockholders  equity        19,266,755     14,824,573
                                                                 ------------   -------------
                    Total liabilities and stockholders equity    $ 20,039,365   $ 17,644,289
                                                                 ============   =============

See accompanying notes to financial statements. The July 31, 1996 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                              For the three months ended    For the nine months ended
                                      April 30,                      April 30,
                             ----------------------------   --------------------------
                                  1996         1997             1996         1997
                             -----------    -------------    ----------   ------------
 Contract revenues           $    --          $ 1,595,078    $ 3,033,333   $ 4,124,594
                             ------------   -------------    -----------   -----------

 Costs and expenses:
  Research and development      1,817,015       2,010,506      4,700,890    5,536,583
  Loss in Elan-Emisphere Venture                  689,524                   1,987,069
  General and administrative      656,653       1,190,752      1,883,379    2,839,103
                              -----------     -----------     ----------   ----------
   Total operating expenses     2,473,668       3,890,782      6,584,269   10,362,755
                              -----------     -----------     ----------   ----------
   Operating loss              (2,473,668)     (2,295,704)    (3,550,936)  (6,238,161)
                              ------------    ------------   ------------  -----------
 Other income:
     Investment income            147,153         221,420        441,761      728,839
                              -----------     -----------     -----------  ----------
    Net loss                $  (2,326,515)    $(2,074,284)   $(3,109,175) $(5,509,322)
                            ==============    ============   ============ ============

 Net loss per share         $       (0.28)    $     (0.22)   $     (0.38) $     (0.58)
                            ==============    ============   ============ ============

 Weighted average number of
 shares outstanding             8,352,458        9,518,876       8,140,262   9,484,117
                            =============     ============    ============ ===========

               See accompanying notes to the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                        STATEMENT OF STOCKHOLDERS  EQUITY

                                   (Unaudited)

                    For the nine months ended April 30, 1997

                                                                             Net
                                                                         Unrealized
                                                                           (Loss)
                                                Additional                   on          Common Stock
                               Common Stock       Paid-in   Accumulated  Marketable    Held In Treasury
                            -----------------                                         ------------------
                            Shares     Amount     Capital     Deficit    Securities   Shares    Amount       Total
                            -------   -------   ----------- -----------  -----------  ------  ----------  ------------
 Balance, July 31, 1996    9,450,760 $  94,508  $62,129,161 $(42,735,810) $  (28,291)  43,500  $(192,813) $ 19,266,755

 Exercise of options and
  employee stock purchases   118,173     1,182    1,048,072                                                  1,049,254
 Change in net unrealized
  (loss) on marketable
   securities                                                                 17,886                            17,886
 Net loss for the nine
 months ended April 30,1997                                   (5,509,322)                                   (5,509,322)
                           ---------  ---------  -----------  -----------  ----------  ------  ----------   -----------
Balance, April 30, 1997    9,568,933  $  95,690 $63,177,233 $(48,245,132)  $ (10,405)  43,500  $(192,813)  $14,824,573
                          ==========  ========= =========== =============  ==========  ======  ==========  ============

                 See accompanying notes to financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                         FOR the nine months
                                                                ended
                                                              April 30,
                                                      ---------------------------
                                                         1996          1997
                                                      ------------  -------------
 Cash flows from operating activities:
      Net loss                                        $(3,109,175)  $ (5,509,322)
      Adjustments to reconcile net loss to net
       cash used in  operating activities:
           Loss in Elan-Emisphere Venture                              1,987,069
           Depreciation and amortization                  414,906        312,310
           Decrease in deferred lease liability            (7,709)        (7,711)
           Realized gain on sale of marketable
            securities                                    (16,121)           (29)
           Change in assets and liabilities:
             Receivable due from Elan-Emisphere Venture                 (662,730)
             Prepaid expenses and other current assets    (165,831)      (82,777)
             Accounts payable and accrued expenses          27,740        77,746
             Investment in Elan-Emisphere Venture                         (9,998)
                                                        -----------   -----------
                   Total adjustments                       252,985     1,613,880
                                                        -----------   -----------
            Net cash (used in) operating activities     (2,856,190)   (3,895,442)
                                                        -----------   -----------
 Cash flows from investing activities:
     Capital expenditures                                 (261,508)     (278,278)
     Purchase of marketable securities                 (12,721,210)   (9,952,421)
     Proceeds from sales of marketable securities        8,555,926     7,294,913
                                                       -----------    -----------
            Net cash (used in) investing activities     (4,426,792)   (2,935,786)
                                                       ------------   -----------
 Cash flows from financing activities:
     Net proceeds from issuance of common stock
      and warrants to Elan Internationl Services Ltd.    7,463,000
     Net proceeds from issuance of common stock in
      a public offering                                  9,954,578
     Proceeds from exercise of options and
      employee stock purchases                             313,560     1,049,254
                                                        -----------   -----------
           Net cash provided by financing activities    17,731,138     1,049,254
                                                       -----------    -----------
           Net increase (decrease) in cash
             and cash equivalents                       10,448,156    (5,781,974)

 Cash and cash equivalents, beginning of period          2,226,156    11,904,674
                                                       -----------   ------------
        Cash and cash equivalents, end of period      $ 12,674,312   $ 6,122,700
                                                      ============   ============

                 See accompanying notes to financial statements

                          EMISPHERE TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Interim Financial Statements:

THE interim Condensed Statements of Operations for the three months and nine months ended April 30, 1996 and 1997 and Condensed Statements of Cash Flows for the nine months ended April 30, 1996 and 1997, and the Condensed Balance Sheets as of July 31, 1996 and April 30, 1997, of Emisphere Technologies, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company`s Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

2.    Elan-Emisphere Joint Venture:

During October 1996, the equally owned joint venture formed by the Company and Elan Corporation plc (the "Elan-Emisphere Venture" or the "Venture") commenced operations. The Company accounts for its investment in the Venture in accordance with the equity method of accounting. Since the Venture's inception (September 1996), the Company has contributed capital to the Venture of approximately $10,000. For the three months ended April 30, 1997, the Venture incurred an aggregate net loss of approximately $1,380,000, and for the period from the Venture s inception (September 1996) to April 30, 1997, $3,975,000. The Company's 50% share of the respective losses was approximately $690,000 and $1,987,000.

Contract revenue from the Venture, with respect to services provided by the Company to the Venture, is recognized as the related services are rendered. Such revenue for the three months ended April 30, 1997 totaled approximately
$970,000 and for the period from the Venture s inception (September 1996) to April 30, 1997, $3,351,000.

Selected financial data of the Venture as of April 30, 1997 is as follows:

            Balance Sheet Data

                           Assets:

                 Cash                                   $  1,643,000
                                                        ============

                  Liabilities and Stockholders Deficit:

                 Accounts payable (1)                     1,097,000

                 Subordinated debt                        4,500,000

                 Stockholders' deficit                   (3,954,000)
                                                        ------------
                                                         $1,643,000
                                                        ===========
            (1) Includes $662,730 due the Company.


             Statement of Operations Data
                                     For the three       Inception
                                     months ended    (September 1996)to
                                    April 30, 1997     April 30, 1997
                                    --------------   -----------------

             Total revenue          $       26,000      $      71,000

             Total expenses (2)          1,406,000          4,046,000
                                    --------------      -------------
             Net loss               $    1,380,000      $   3,975,000
                                    ==============      =============
            (2) Includes $970,000 and $3,351,000 related to services performed by the Company on behalf of the Venture for the three and nine months ended April 30, 1997, respectively.


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

4.    New Operating Lease for Office and Laboratory Space

THE Company entered into a ten-year noncancellable lease for new office and laboratory space commencing August 1997. The annual minimum rental is to be approximately $1,300,000.

5.    Impact of the Future Adoption of Recently Issued Accounting Standard

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.


                       SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: uncertainties related to future test results and viability of the Company's product candidates, which are in the early stages of development; the need to obtain regulatory approval for the
Company's product candidates; the Company's dependence on partnerships with pharmaceutical and other companies to develop, manufacture and commercialize p r oducts using the Company's drug delivery technologies; the Company's dependence on the success of its joint venture with Elan Corporation plc ("Elan") for the development and commercialization of an oral heparin product and its strategic alliance with Eli Lilly and Company ("Lilly") for the development and commercialization of certain of Lilly's therapeutic proteins; the risk of technological obsolescence and risks associated with the Company's highly competitive industry; the Company's dependence on patents and proprietary rights; the Company's absence of profitable operations and need for additional capital; the Company's dependence on others to manufacture the Company's chemical compounds; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials; the Company's dependence on key personnel and the quality, judgment and strategic d e cisions of management and other personnel; uncertain availability of third-party reimbursement for commercial medical products; general business and economic conditions; and other factors referenced in the Company's report on Form 10-K for the fiscal year ended July 31, 1996.

GENERAL

Emisphere is a drug delivery company focused on the discovery and application of proprietary synthetic chemical compounds that enable the oral delivery of t h e rapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. The Company has had no product sales to date. The major sources of the Company's working capital have been proceeds from its initial public offering in 1989, a second public offering in February 1993, private equity financing, the latest of which occurred with an affiliate of Elan in October 1995, reimbursement of expenses and other payments from corporate partners, the registered sale of one million shares of common stock to two institutional investors in April 1996, and income earned on the investment of available funds. The Company's operations are not significantly affected by inflation or seasonality.

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

Results of Operations

T h e Company has since its inception generated significant losses from operations. The Company does not expect to achieve profitability in the foreseeable future. Profitability will ultimately depend on the Company's ability, either alone or in conjunction with third parties, to develop and commercialize products utilizing the Company's technology. There can be no assurance that the development will be completed or if completed, any regulatory agency will approve the final product. Even if final products are developed and approved, there is no assurance that sales will be sufficient to achieve profitability. If development of such products is not achieved or approval not granted, the Company's prospects will be materially affected.

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

Three Months Ended April 30, 1997 vs. Three Months Ended April 30, 1996:

FOR the three months ended April 30, 1997, the company recognized $1,595,000 of contract revenue compared to no contract revenue for the three months ended
April  30,  1996.    The majority of contract revenue for the three months ended
April 30, 1997 consisted of recognition of revenues from the Elan- Emisphere Joint Venture and the balance from Lilly under the research collaboration and option agreement (the Lilly Agreement ) to combine Lilly s therapeutic protein and formulation capabilities with the Company s carrier technologies.

Total operating expenses for the three months ended April 30, 1997, increased by $1,417,000, or 57%, as compared to the three months ended April 30, 1996. The details of this increase are as follows:

Research and development costs increased by approximately $193,000, or 11%, in the three months ended April 30, 1997, as compared to the three months ended
April 30, 1996. This increase is mainly attributable to an increase in personnel and related expenses and lab supplies associated with the Company s development of an oral heparin formulation and work performed in connection with the Lilly agreement. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company s scientific research efforts. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The increase of $690,000 in the loss in Elan-Emisphere Venture represents the Company s pro-rata portion of the Venture s loss for the period. No loss was experienced in the comparable period as the Venture did not commence operations until September 1996.

General and administrative expenses increased by approximately $534,000, or 81%, in the three months ended April 30, 1997, as compared to the three months ended April 30, 1996. This increase is primarily the result of increased legal and professional fees incurred in connection with the finalization of the Elan-Emisphere Joint Venture, the agreement with Lilly and the cost incurred in connection with the registration of 2.5 million shares of common stock.

The Company's other income in the three months ended April 30, 1997 increased by approximately $74,000, or 50%, as compared to the three months ended April 30, 1996. The increase was primarily due to better returns on the Company's larger investment portfolio.

Based  on  the  above  factors,  the Company s net loss for the third quarter of
fiscal  1997  totaled   $2,074,000 as compared to $2,327,000 for the 1996 fiscal
quarter.

Nine  Months Ended April 30, 1997 vs. Nine Months Ended April 30, 1996:

FOR the nine months ended April 30, 1997, the Company recognized $4,125,000 of contract revenue compared to $3,033,000 for the nine months ended April 30, 1996. The majority of contract revenue for the nine months ended April 30,1997 consisted of recognition of revenues from the Elan-Emisphere Joint Venture in connection with the development of an oral formulation of heparin, and a payment from the Lilly agreement, and from two pharmaceutical companies for which the Company performed feasibility studies. Research and development revenue for the nine months ended April 30, 1996 consisted of recognition of payments under the Company s agreements with Elan ($3,000,000) and Pasteur Merieux ( Pasteur ) ($33,000). The recognition of the revenue from Elan was for work Emisphere performed on the development of an oral formulation of heparin prior to entering into the strategic alliance with Elan. Revenue recognized from Pasteur was a payment for Emisphere s completion of a defined milestone called for in its feasibility agreement with Pasteur.

Total operating expenses for the nine month period ended April 30, 1997, increased by approximately $3,778,000, or 57%, as compared to the nine month period ended April 30, 1996. The details of this increase are as follows:

Research and development costs increased by approximately $836,000, or 18%, for the nine months ended April 30, 1997, as compared to the nine months ended April 30, 1996. This increase is mainly attributable to increased personnel and related expenses associated with the Company s development of an oral heparin formulation and work performed in connection with the Lilly agreement. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company s scientific research efforts. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The increase of $1,987,000 in the loss in Elan-Emisphere Joint Venture represents the Company s pro-rata portion of the Venture s loss for the period. No loss was experienced in the comparable period as the Venture did not commence operations until September 1996.

General and administrative expenses increased by approximately $956,000, or 51%, for the nine months ended April 30, 1997, as compared to the nine months ended April 30, 1996. This increase is attributable to an increase in legal and professional fees incurred in connection with the finalization of the Elan-Emisphere Joint Venture, the agreement with Lilly and costs incurred in connection with the registration of 2.5 million shares of common stock. This was partially offset by a decrease in payments made to an outside consultant who assisted the Company in discussions and negotiations with pharmaceutical companies.

The Company's other income in the nine months ended April 30, 1997 increased by approximately $287,000, or 65%, compared to the nine months ended April 30, 1996. This was primarily the result of a larger investment portfolio and better returns. Based on the above factors, the Company sustained a net loss for the nine months ended April 30, 1997 of $5,509,000 as compared to a net loss of $3,109,000 for the nine months ended April 30, 1996.

Liquidity and Capital Resources

As of April 30, 1997, the Company had working capital of approximately $15,361,000 as compared with approximately $17,799,000 at July 31, 1996. Cash and cash equivalents and marketable securities were approximately $15,131,000 as of April 30, 1997, as compared to approximately $18,237,000 at July 31, 1996. The decrease in the Company's cash and cash equivalents and marketable securities was primarily due to cash used to fund operations, partially offset by the exercise of options and reimbursement from the Elan-Emisphere Venture for certain development costs.

The Company entered into a ten-year noncancellable lease for new office and laboratory space commencing August 1997. The annual minimum rental is to be approximately $1,300,000.

The Company expects to continue to incur substantial research and development expenses associated with the development of the Company's oral drug delivery system. As a result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase. The Company expects to need substantial resources to continue its research and development efforts. In addition, the Company is obligated to fund one-half of the Elan-Emisphere Venture s cash needs upon the Venture s request. The Company expects to commence funding the Venture during the next quarter. Funding requirements are established to initially be $500,000 over the next three months and $1.5 million over the ensuing nine months. The Company and Elan are sharing the financial benefits and expense obligations of the Venture on a 50/50 basis. The Company expects the research funding from Lilly to approximate the costs to be incurred by the company in connection with the development of the Lilly therapeutic proteins. Under present operating assumptions, the Company expects that cash, cash equivalents and marketable securities will be adequate to meet its liquidity and capital requirements through the third quarter of fiscal 1998. Thereafter, the Company would need to seek additional funds, primarily in the public and private equity markets and, to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms. If adequate funds were not available, the Company would be required to delay, scale back , or eliminate one or more of its research and development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish. The Company does not maintain any credit lines with financial institutions.

Impact of the Adoption of Recently Issued Accounting Standards:

  THE Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") in October 1995. FAS 123 requires companies to estimate the fair value
o f    common  stock,  stock  options,  or  other  equity  instruments  ("Equity
Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. FAS 123 permits companies to either provide pro forma note disclosure or adjust operating results for the amortization of the estimated value of the Equity Instrument, as compensation expense, over the vesting period of the Equity Instrument. The Company has elected to provide pro forma note disclosure which will appear in its financial statements for the year ending July 31, 1997 and, therefore, there will be no effect on the Company s financial position or results of operations.

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

Part II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company s Annual Meeting of Stockholders was held on March 20, 1997. The matters voted upon at the meeting were (i) the election of seven directors of the Company (constituting all of the members of the Board of Directors), (ii) the approval and adoption of the amendment to the 1991 Stock Option Plan increasing the maximum number of shares available for issuance thereunder by 200,000 (iii) The approval and adoption of the amendment to the Company s 1995 Non-Qualified Stock Option Plan increasing the maximum number of shares available for issuance thereunder by 100,000 (iv) the approval and adoption of the amendment to the Company s Stock Option Plan for outside Directors providing for additional option grants to directors after five years of continuous service and reserving 170,000 additional shares for issuance thereunder and (v) the ratification of the Board of Directors selection of Coopers & Lybrand L.L.P. to serve as the Company s independent auditors for the fiscal year ending July 31, 1997. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:


                                                 Votes
                                                Withheld
                                                   or                          Broker
                                  Votes For     Against      Abstentions     Non-votes
                                 ----------    ---------     -----------     ----------
Election of Directors

     Michael M. Goldberg, M.D     7,955,452      168,599
     Jere E. Goyan, Ph.D          7,955,452      168,599
     Peter Barton Hutt            7,955,452      168,599
     Sam J. Milstein, PhD         7,955,352      168,699
     Howard M. Pack               7,953,052      170,999
     Mark I. Greene               7,955,108      168,943
     Joseph R. Robinson           7,955,452      168,549


Amendment of the Companys

     1991 Stock Option Plan       6,118,537    1,956,972        48,542

     1995 Non-Qualified Stock
       Option Plan                6,189,873    1,885,936        48,542

     Stock Option Plan for
       Outside Directors          6,307,523    1,768,236        48,292

Ratification of the selection
  of Coopers & Lybrand L.L.P      8,079,643        8,086        36,322



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      11.1 Statement of Computation of Per Share Data for the three months ended April 30, 1996 and 1997

      11.2 Statement of Computation of Per Share Data for the nine months ended April 30, 1996 and 1997


(b)   Reports
      During the fiscal quarter ended April 30, 1997, the Company filed no Current Reports on Form 8-K.



                                    SIGNATURE



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Emisphere Technologies, Inc.


                  Dated:   June 13, 1997  /S/Michael M. Goldberg, M.D.
                                          ----------------------------
                                          Michael M. Goldberg, M.D.
                                          Chairman, and Chief Executive Officer


                                         /S/Joseph D. Poveromo, C.P.A.
                                         ------------------------------
                                         Joseph D. Poveromo, C.P.A.
                                         Controller and Chief Accounting Officer
                                         (Principal Financial and Accounting
                                          Officer)





                                                            Exhibit 11.1


                          EMISPHERE TECHNOLOGIES, INC.
                   STATEMENT OF COMPUTATION OF PER SHARE DATA

                                          For the three months ended
                                  -------------------------------------------
                                    April 30, 1996              April 30, 1997
                                  ---------------------      --------------------
                                  Primary        Fully        Primary       Fully
                                                Diluted                    Diluted
                                ------------  -----------   -----------  ---------
Net (loss) income              $ (2,326,515) $ (2,326,515) $(2,074,284) $(2,074,284)
Interest earned on excess
proceeds                                          115,138                    79,099
                                ------------  -----------   -----------  ----------
Adjusted net loss                (2,326,515)   (2,211,377)  (2,074,284)  (1,995,185)
                                ============  ============  ===========  ==========
Weighted average number of shares 8,352,458     8,352,458    9,518,876    9,518,876
Shares issuable upon
  exercise of options and warrants              3,441,118                 4,072,105
Shares assumed to be
 repurchased under
 the treasury stock method                     (1,869,133)               (1,905,087      )                       )
                                ------------  ------------   ----------  ----------
                                  8,352,458     9,924,443     9,518,876  11,685,894
                                ============  ============   ==========  ==========
NET (LOSS) INCOME PER SHARE     $   (0.28)     $   (0.22)     $  (0.22)   $  (0.17)
                                ============   ===========   ==========   =========



                                                               Exhibit 11.2


                          EMISPHERE TECHNOLOGIES, INC.
                   STATEMENT OF COMPUTATION OF PER SHARE DATA

                                         For the nine months ended
                                ------------------------------------------------
                                    April 30, 1996             April 30, 1997
                                ----------------------     ----------------------
                                  Primary       Fully       Primary        Fully
                                                Diluted                    Diluted
                                ----------   -----------    ----------   -----------
Net loss                       $ (3,109,175)  $(3,109,175)  $(5,509,322) $(5,509,322)

Interest earned on excess
proceeds                                          166,175                    363,128
                               -------------  ------------  ------------  -----------
Adjusted net loss                (3,109,175)    (2,943,025)  (5,509,322)  (5,146,194)
                               =============  ============   ===========  ===========
Weighted average number of
 shares                           8,140,262      8,140,262    9,484,117    9,484,117
Shares issuable upon
 exercise of options & warrants                  2,937,350                 3,969,743

Shares assumed to be
 repurchased under
 the treasury stock method                      (1,869,133)               (1,905,087)   )                       )
                                ------------   ------------   ---------   -----------
                                  8,140,262      9,208,479     9,484,117  11,548,773
                                ===========    ============   ==========  ===========
NET LOSS PER SHARE                $ (0.38)       $  (0.32)     $  (0.58)   $  (0.45)
                                ===========    ===========    ==========  ===========