Form 10-K
period 1997-07-31
EMISPHERE TECHNOLOGIES INC
filed 1997-10-29
CIK 805326

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                              FORM 10-K

(Mark One)
                 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934
                               For the fiscal year ended July 31, 1997

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
             Hawthorne, New York                                (Zip Code)
    (Address of principal executive offices)
                                         (914) 347-2220
                       (Registrant's telephone number, including area code)

              Securities registered pursuant to Section 12(b) of the Act:
                                        None

              Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock - $.01 par value
                           Preferred Stock Purchase Rights

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to
such filing requirements for at least the past 90 days. Yes  [X]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

As of October 15, 1997 the aggregate market value of registrant's common stock held by non-affiliates was approximately $235,000,000 based on a closing sale price of $22.25 per share. The number of outstanding shares of the registrant's common stock as of October 15, 1997 was 10,699,049.

                          DOCUMENTS INCORPORATED BY REFERENCE

       Definitive proxy statement to be filed by the registrant on or before November 28, 1997.



--------------------------------------------------------------------------------


                      SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements under the captions Business and Management's Discussion and Analysis of Financial Conditions and Results of Operations and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act ). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: uncertainties related to future test results and viability of the Company's product candidates, which are in the early stages of development; the need to obtain regulatory approval for the Company's product candidates; the Company's dependence on partnerships with pharmaceutical companies to develop, manufacture and commercialize products using the Company's drug delivery technologies; the Company's dependence on the success of the Elan Joint Venture for the development and commercialization of oral heparin and low molecular weight heparin products and the Lilly Strategic Alliance for the development and commercialization of certain of Lilly therapeutic proteins; the risk of technological obsolescence and risks associated with the Company's highly competitive industry; the Company's dependence on patents and proprietary rights; the Company's absence of profitable operations and need for additional capital; the Company's dependence on others to manufacture the Company's chemical compounds; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials;the Company's dependence on key personnel; the quality, judgment and strategic decisions of management and other personnel; uncertain availability of third-party reimbursement for commercial medical products; and general business and economic conditions.


                                                                     PART I

ITEM 1.  BUSINESS.

Overview

     Emisphere Technologies, Inc. ("Emisphere" or the "Company" or the "Registrant")is a drug delivery company focused on the discovery and application of proprietary synthetic chemical compounds ("carriers") that enable the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. To date, the biotechnology industry has developed therapeutic macromolecules, including proteins, that are administered by injection. It is expected that research efforts in the genomics field will accelerate the discovery of new therapeutic proteins. The Company's carriers enable the transport of therapeutic macromolecules and other compounds through biological membranes, including intestinal, nasal, buccal, sublingual, subcutaneous and intraocular membranes.

     Emisphere has designed and synthesized a library of potential carriers and evaluated them for their ability to enable the oral delivery of therapeutic compounds. The Company has used its carriers to deliver heparin, an antithrombotic/anticoagulant, orally in humans and to deliver a variety of compounds, including heparin, insulin, human growth hormone, calcitonin, human parathyroid hormone, cromolyn and deferoxamine, orally in animals. The Company believes that total 1995 worldwide sales of the injectable formulations of these compounds were over $5.0 billion and that the market for these compounds will expand if they are available in oral form.

Recent Collaborations

    The Company's strategy is to facilitate the development of products utilizing its drug delivery technologies by entering into collaboration agreements with pharmaceutical companies. In September 1996, the Company entered into a 50/50 joint venture with Elan Corporation plc ("Ela"n) to develop oral formulations of heparin products (the "Elan Joint Venture") and in February 1997 has entered into a strategic alliance with Eli Lilly and Company ("Lilly") for the delivery of two proteins with a focus in the area of endocrinology
(the "Lilly Strategic Alliance").

     The Elan Joint Venture was established to further research, develop and market oral formulations of heparin products. Three Phase I clinical trials data indicated that the formulation for the oral heparin product was tolerated. The heparin Phase I clinical trials evidenced the oral delivery of heparin at clinically relevant levels. As of July 31, 1997, Elan has provided $7.5 million to the project of which $6.4 million has been paid in cash to the Company (including $3.0 million paid by Elan to the Company prior to the creation of the Elan Joint Venture). In addition, an affiliate of Elan purchased 600,000 shares of Common Stock of the Company and warrants to purchase 250,000 additional shares of Common Stock at an exercise price of $16.25 per share for total consideration of $7.5 million.

--------------------------------------------------------------------------------

    The Lilly Strategic Alliance is intended to utilize Emisphere's technologies for the improved delivery of certain Lilly therapeutic proteins with a focus on oral delivery. The major therapeutic focus of the collaboration is in the area of endocrinology, including growth disorders. Initially, Lilly is committing limited funds to the Company for research on delivery of two proteins. The Lilly Strategic Alliance contemplates that Lilly may ultimately exercise options to license the applicable carriers and market the products utilizing the combined technologies. If the options are exercised, the Company may receive from Lilly milestone and other payments aggregating, together with initial funding, up to $60 million, as well as future royalty payments. The Lilly Strategic Alliance also contemplates that the Company could receive further payments for other delivery applications if the focus of the Lilly Strategic Alliance is expanded beyond the two specified therapeutic proteins or to non-oral applications.

   See "Collaboration Agreements" for more information regarding the Elan Joint Venture and the Lilly Strategic Alliance.

Business Strategy

   The Companys objective is to become a leader in providing orally administered therapeutic compounds that are not currently deliverable by oral means. The Companys strategy to achieve its objective incorporates the following principal elements:

     Identify appropriate therapeutic compounds that address large markets.

     Discover and design improved carriers for the oral delivery of therapeutic compounds.

     Establish collaborative arrangements with leading pharmaceutical companies.

     Enhance and protect the Company's proprietary technology base.

     Expand the Company's internal product development capabilities.

The Drug Delivery Industry

    Companies involved in drug delivery are seeking to enhance the use of therapeutic agents by expanding the available dosage forms. Traditional drug delivery companies develop technologies that control the release of drugs. Examples of products in this category include transdermal patches and tablets for drugs that can be taken once-a-day versus multiple daily dosing.

    There is an emerging group of drug delivery companies, including the Company, developing novel technologies that offer alternatives to such dosage forms. These companies are seeking technologies to increase the potential for therapeutics that have not been commercially developed, used effectively or successfully marketed because of limited practical means of administration. For example, macromolecules such as proteins or other poorly absorbed therapeutics currently are mainly administered by injection.


Oral Drug Delivery

    The  Company  believes  that  the  market  for orally administered pharmaceuticals represents the largest product  segment  of  the  pharmaceutical industry and that  the  potential  market for many drugs could be significantly expanded  if novel delivery systems are developed for therapeutics that are currently available only  as  injectable  drugs.  The  Company  believes  that oral administration would represent the preferred modality of delivery for many pharmaceuticals, including a broad range of biotechnology derived therapeutics
and drugs that require chronic dosing.

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

--------------------------------------------------------------------------------
      Poor Absorption of Drugs Through Epithelium Tissue: Many macromolecules and polar compounds cannot effectively traverse the cells of the epithelium in the small intestine to reach the bloodstream. Thus, some drugs with beneficial medicinal properties are often limited to injectable formulations, which may not be commercially viable for the
      treatment of chronic disease   because  of  poor  patient  compliance.
      Development and commercialization of many macromolecules and other poorly absorbed compounds may become practical with an effective new delivery system.

      Transition of Drugs to Insoluble Form at Acidic pH: Many drugs become insoluble at the low pH encountered in the digestive tract. Since only the soluble form of the drug can be absorbed into the bloodstream, the transition of the drug to the insoluble form can significantly reduce the amount absorbed.

Emisphere s Drug Delivery Technologies

    The core of the Company's delivery technology is the design and synthesis of compounds that maximize the transport of drugs across biological membranes. The Company's technologies exploit the properties of supramolecular complexes, which are formed when two or more compounds are held together in a discrete geometry by relatively weak molecular interactions. A supramolecular complex will have a number of properties that are measurably different from its constituent parts. Many of the drugs that are currently used to treat diseases must be administered by injection due to their inability to survive the environment of the gastrointestinal tract and/or to be transported from the gastrointestinal tract. The Company believes that the supramolecular complexes formed when its proprietary compounds are formulated with many injectable drugs render them transportable from the gastrointestinal tract to the blood in quantities that are clinically useful and commercially attractive. The Company believes that certain conformations of some drugs appear to render them transportable across biological membranes. The Company believes that an effective carrier significantly increases the population of naturally occurring transportable conformations of the drug to be delivered. The Company has identified characteristics of supramolecular complexes that it believes correlate with in vivo performance.

The Company has synthesized a library of well-defined, proprietary carrier compounds that are single molecular entities which can form supramolecular complexes with a diverse array of injectable therapeutics. These carrier molecules vary widely in their chemical structure, solubility, hydrophobicity, electrostatic and other physical/chemical properties. The Company believes that, in many cases, an individual therapeutic agent will require its own unique carrier for optimal oral delivery. Based upon an individual therapeutics characteristics, the Company seeks to identify the optimal carrier by in vitro and in vivo screening of the Companys expanding library of carrier compounds. The Company believes that technologies are available that could allow high throughput synthesis and in vitro screening of carrier compounds, thereby reducing the time required for identifying the optimal carrier for a given injectable therapeutic.

     On the basis of the limited clinical and preclinical trials to date, the Company believes that its oral drug delivery technologies have the potential to achieve the key properties essential for effective and reproduceable effective oral drug delivery, including: (i) absorption of the drug in an effective manner, (ii) consistent release of the drug into the bloodstream,
(iii) lack of toxicity and (iv) maintenance of the biological effects of the drug.


     The Company believes that the supramolecular complex formed by the Company's carriers and certain therapeutic compounds may have applications in the delivery of drugs through other biological membranes, including intestinal, nasal, buccal, sublingual, subcutaneous and intraocular membranes.



     Key Characteristics of the Company's Technologies

        The Company believes that its oral delivery approach may have potential competitive advantages,including:

        Broad applicability: The Company's carriers are applicable across a diverse group of molecules (proteins, carbohydrates, peptides and other poorly absorbed compounds).

        Stand-alone delivery approach: Oral drug delivery using the Company's carriers does not rely upon addition of other agents that can have adverse effects on the intestinal membranes or digestion process.

        Versatility of formulation: The Company believes that various types of oral formulations, including suspensions, tablets and capsules, can be created.

        Ease of manufacture: The technology and manufacturing equipment required to produce the Companys carrier material in commercial quantities are readily available.
------------------------------------------------------------------------------


Market Opportunity

    The table below lists a representative sample of product candidates for which the Company has demonstrated oral delivery in mammals using its carrier technologies.


                                         ESTIMATED 1995                  PRIMARY
PRODUCT CANDIDATE                      WORLDWIDE SALES (1)            INDICATIONS
------------------------------------   -------------------        ------------------
Heparins                                   $900 million           Clotting Disorders
Insulin                                    $1.8 billion           Diabetes
Human Growth Hormone                       $850 million           Growth Disorders
Calcitonin                                 $675 million           Osteoporosis
Human Parathyroid Hormone (analogues)   (in clinical trials)      Osteoporosis
Cromolyn                                   $800 million           Asthma/Allergy
Deferoxamine                               $ 35 million           Iron Overload
__________
(1) Based upon data from IMS Global Services.


    Because the terms of the Lilly Strategic Alliance require the Company to keep confidential the identity of the compounds that are the subject of the Lilly Strategic Alliance, the information below is provided without giving effect to the Lilly Strategic Alliance. For a description of the Lilly Strategic Alliance, see -"Collaboration Agreements -Eli Lilly".

     Therapeutic Macromolecules

       Heparin. Heparin is a widely used anticoagulant/antithrombotic drug prescribed primarily for cardiovascular conditions, including acute myocardial infarction, coronary angioplasty, coronary artery bypass graft, pulmonary embolus, stroke, unstable angina and deep vein thrombosis ("DVT").


       The Elan Joint Venture completed a number of Phase I clinical trials with liquid oral heparin preparation and intends to pursue additional clinical trials with an initial focus on prophylaxis and treatment of DVT patients. The Company believes that its oral heparin product will ultimately be applicable for a wide range of anticoagulant/antithrombotic uses and that an oral alternative may significantly expand the overall heparin market, currently constrained by injectable-only administration.

       In March 1996, the Company submitted an investigational new drug (IND) application for an oral liquid formulation of heparin to the FDA for review. In order to prepare the IND, the Company engaged in preclinical testing which included, among other things, (i) maximum tolerated dosing experiments, (ii) acute and subacute toxicity testing, (iii) a pharmacological screen, (iv) mutagenicity testing, (v) dosing preparation stability analysis, and (vi) absorption, distribution, metabolism, excretion (ADME) studies. The results of these tests demonstrated, in part, that the carriers dosed at quantities substantially greater than the quantities that the Company proposed to administer to humans (i) caused no damage to intestinal tissue, (ii) produced no pharmacological activity on its own, (iii) was not sequestered in any body tissue, and (iv) caused no genetic alterations.The IND was prepared based on the compilation of these preclinical testing results.

       After the required thirty day waiting period had expired, the Company began its double-blind, controlled Phase I clinical trial. The trial involved 30 human subjects and approximately 100 exposures and consisted of three parts:
(1) escalating doses of carrier only; (2) escalating doses of carrier with a fixed dose of heparin; and (3) escalating doses of heparin with a fixed dose of the carrier. Each dose was administered by oral gavage because taste-masking had not yet been undertaken and because it was desirable to control more precisely the dose delivered to the stomach. Oral delivery was measured in all of the limited number of subjects who participated in Part 3 who received heparin by measuring blood clotting times (activated partial thromboplastin time or "APTT"), serum levels of anti-factor IIa and Xa, and lipoprotein-associated coagulation inhibitor ("LACI") assays. The heparin activity in this trial occurred at a substantially lower relative dose of administered heparin than predicted by previous animal testing. A summary of the study results was presented at the American Heart Association meeting in November 1996 and a paper about the Phase I clinical trial has been submitted to a peer reviewed publication.There has been two additional Phase 1 trials with a taste masked preparation. There can be no assurance that the FDA will approve the intended additional trials or that the limited trial results to date are predictive of future results. Substantial additional trials will be required. No assurance can be given that the Company's formulation of oral heparin,if approved, will be approved for all indications of heparin or only certain indications. See "Collaboration Agreements-Elan plc."

--------------------------------------------------------------------------------

    The second Phase 1 clinical trial demonstrated oral delivery of clinically relevent levels of heparin in a formulated liquid preparation. The trial consisted of five arms, four of which were with a fixed amount of Emisphere's carrier and escalating doses of heparin, administered as a drink in a 30 ml
(two tablespoon) solution. All formulations were well tolerated, and none of the subjects reported any treatment-related gastrointestinal effects or other adverse experiences. Moreover, the trial demonstrated evidence of the oral delivery of clinically relevant levels of heparin, as measured by blood clotting times (activated partial thromboplastin time, or APTT). Dose-dependent increases in clotting times for the oral heparin were observed, and were well within the therapeutic range for heparin.

    The second trial confirmed the results of the first trial, which utilized an unformulated version of the Emisphere-Elan oral heparin product.


    Therapeutic Protein and Peptide Products

      Among the protein and peptide products to which the Company is seeking to apply its carriers are insulin, calcitonin, human growth hormone and parathyroid hormone analogues. All of these products, with the exception of the parathyroid hormone analogues (in clinical development), are currently being marketed as injectable products.

       Insulin. Studies performed by groups such as the Diabetes Control and Complications Trial Research Group (the "DCCT Research Group") have shown that the risk of degenerative complications can be greatly reduced if people with Type I diabetes (insulin dependent diabetes) lower their average blood-glucose toward the concentrations typical for non-diabetic individuals. However, a patient needs to inject insulin several times per day in order to properly regulate his glucose. This level of compliance is difficult to achieve with an injectable formulation of insulin and the Company believes an oral formulation would increase compliance. Emisphere has demonstrated that its lead carrier for insulin is able to achieve therapeutic utility through oral delivery in a diabetic rat model comparable to that obtained following subcutaneous injection of the compound in the same model. However, there can be no assurance that the results achieved in rodents are predictive of future test results in humans. Substantial additional testing will be required.

       Human Growth Hormone. While a number of new indications are being explored, the majority of human growth hormone sold is used to treat children with growth deficiencies. The current preferred dosing regimen in children entails daily injections for up to 10 years or more.

       The Companys lead carriers for recombinant human growth hormone have been tested in rodents and non-human primates and the tests indicated oral delivery of therapeutic drug levels was achieved in these animals. In addition, growth studies conducted in animal models have demonstrated that the drug is active after delivery to the blood when the drug is dosed with the Company's carrier into the gastrointestinal tract when compared to subcutaneous delivery. There can be no assurance that test results achieved in rodents and non-human primates are predictive of future results in humans. Substantial additional testing will be required.

       Calcitonin. Osteoporosis is a disease that afflicts many post-menopausal women and older men. Calcitonin is used to treat osteoporosis as an injectable solution or nasal spray. The Company has demonstrated the oral delivery of therapeutic drug levels of calcitonin in non-human primates. There can be no assurance that test results achieved in non-human primates are predictive of future results in humans. Substantial additional testing will be required.


       Human Parathyroid Hormone. Currently, a number of pharmaceutical companies are in various stages of clinical testing to determine whether certain analogues of human parathyroid hormone (hPTH) are effective in reducing the bone fractures which are associated with osteoporosis. The Company has demonstrated oral delivery of three different hPTH analogues in non-human primates. There can be no assurance that the results of tests in non-human primates are predictive of results in humans. Substantial additional testing will be required.

       Poorly Absorbed Organic Compounds

         The majority of pharmaceutical products are small organic molecules. Pharmaceutical companies often identify biologically active compounds that cannot be delivered orally due to poor absorption. The Company believes that its carriers may be useful for oral delivery of such compounds.

       Cromolyn. Cromolyn is a mast cell stabilizer used in the treatment of asthma and allergies. The Company demonstrated oral delivery of cromolyn in rodents. There can be no assurance, however, that such results are predictive of results in humans. Substantial additional testing will be required.

------------------------------------------------------------------------------

      Deferoxamine. Deferoxamine (DFO) is the only approved iron chelator for use in treating iron overload resulting from frequent blood transfusions in the treatment of illnesses such as beta thalassemia and sickle cell anemia. Currently, dosing involves a 12-hour subcutaneous infusion 5 days per week. The Company has demonstrated oral delivery of therapeutic levels of DFO in non-human primates. There can be no assurance that test results achieved in non-human primates are predictive of future results in humans. Substantial additional testing will be required.

       Vaccines

         The Company is exploring the applicability of its carriers for humans and animals in the field of vaccines. The Company has conducted experiments with a number of antigens. The results of dosing rodents orally with antigens combined with the Company s carriers were an increased secretory Immunoglobulin A (sIgA) response, increased Immunoglobulin G (IgG) response and CD4 T-cell proliferation. These results indicate that oral vaccination may be possible using the Company's carriers.There can be no assurance that test results achieved in rodents are predictive of future results in humans. Substantial additional testing will be required.

Collaboration Agreements

     The Companys strategy is to facilitate the development of products utilizing its drug delivery technologies by entering into collaboration agreements with pharmaceutical and biotechnology companies that have the financial, scientific and marketing resources to fund development of specific products through clinical trials, to obtain regulatory approval, to manufacture the final products in commercially viable quantities and to market the products through their sales and marketing organizations.

     The Company is currently having discussions with a number of pharmaceutical companies regarding potential applications of the Company's drug delivery technologies for their proprietary drugs. There can be no assurance, however, that any agreements will be consummated as a result of these discussions, that any resulting agreements will yield revenues to the Company, that any such companies will pursue product development until a commercial product is achieved or that, once achieved, any such companies will continue to produce and sell the product and pay royalties to the Company.

     Eli Lilly. In February 1997, the Company and Lilly entered into a Research Collaboration and Option Agreement (the "Lilly Agreemen"t) to combine Lilly's therapeutic protein and formulation capabilities with the Company carrier technologies.


     The Lilly Agreement provides initially for payments to the Company to fund a research and development program (the "Program") to study the use of the Companys technologies to develop oral and non-oral methods of delivering formulations of two of Lilly's therapeutic proteins (the "Subject Proteins") in the area of endocrinology, including growth disorders. The Lilly Agreement represents the vehicle through which Lilly and the Company may together develop and market orally deliverable products based on the Subject Proteins and the Companys carrier technologies (the "Lilly Products"). The initial term of the Program is 18 months, which term will be extended automatically for an additional six months unless the Company and Lilly agree not to extend the term. Any extensions beyond 24 months must be approved by the Company and Lilly. If Lilly decides to expand the scope of the Program, payments will be increased.

     Pursuant to the Lilly Agreement, the Company has granted to Lilly a series of options (the "Options"), each to acquire an exclusive, worldwide license to use the Company's technologies to develop one of the Lilly Products. Options relating to the two Subject Proteins expire from one to two years from the date of the Lilly Agreement, subject to certain extensions. Lilly's exercise of the Options as to one of the Subject Proteins is mandatory upon satisfaction of specified conditions. During the respective option periods, the Company has agreed not to license its technologies to anyone other than Lilly for the purpose of delivering the Subject Proteins.

-------------------------------------------------------------------------------



     Upon exercise of an Option, the Company and Lilly will enter into a license agreement (each a "License Agreement") granting Lilly a license to use the Companys technologies to develop Lilly Products to deliver the Subject Protein by a particular route of delivery. The Lilly Agreement and the License Agreement will provide for payments of initial fees and milestone payments of up to $60 million in the aggregate as well as royalty payments if a Lilly Product, to which the License Agreement relates,is sold commercially. The License Agreements will further provide that Lilly is obligated to seek to market the Lilly Product and that the Company is obligated to provide a material portion of the supply of carrier necessary for the production of any such Lilly Products.


     The Lilly Agreement further provides Lilly with a right of first refusal to make an offer to enter into a license to use the Company's technologies for the delivery of a limited number of other therapeutic proteins and peptides, or, after the expiration of the option period, for the delivery of the Subject Proteins (if not already licensed). The right of first refusal allows Lilly to obtain the license if it exceeds a third party offer by a specified premium. The right of first refusal expires on February 26, 1998, subject to certain rights to extend. The Lilly Agreement also contemplates the possibility of a continuing relationship for the development of delivery systems for other therapeutic proteins.

     Under the Lilly Agreement, the Company will own all patents, patent applications, and other proprietary expertise relating to its technologies that it develops as well as any material Lilly improvements or additions to the Companys technologies, and Lilly will own all patents, patent applications and other proprietary expertise relating to the therapeutic uses of its proteins (to the extent invented during the Program). If Lilly makes recommendations, suggestions or has discussions with the Company that result in a material addition to or improvement of the Company s technologies, then Lilly may, in certain circumstances, obtain limited preferences with respect to licenses for Emisphere technology covering Lilly proteins or products not included in the Lilly Products.

    In addition, the Lilly Agreement includes a standstill provision pursuant to which Lilly has agreed, with certain exceptions, not to acquire shares of the Company's outstanding voting stock above a specified limit during a period ending less than five years from the date of the Lilly Agreement.


     Elan Corporation plc. In September 1996, the Company entered into the Elan Joint Venture ("JV Company") to combine Elans drug delivery and formulation capabilities with the Companys carrier technologies to research, develop and market oral formulations of heparin and heparinoids.The Company believes that there are significant synergies between Emisphere's novel technologies and Elan's development and formulation expertise. As of July 31, 1997, Elan has provided $7.5 million to the project of which $6.4 million has been paid in cash to Emisphere (excluding certain amounts due to the Company for work performed to date).

     The JV Company is an Irish corporation, the equity of which is owned 50% by the Company and 50% by Elan. The Company and Elan have equal representation on the Board of Directors of the JV Company.

    The key provisions of the Elan Joint Venture structure include:(i) the grant by the Company to the JV Company of an exclusive, worldwide license of the Company's carrier technology for new dosage forms of heparin and heparinoids (the Field); (ii) the grant by Elan to the JV Company of an exclusive, worldwide license of its formulation technology for the Field; (iii) the grant by the Company to the JV Company of a right of first refusal to license the Company's carrier technology to commercialize additional anticoagulant compounds other than heparin and heparinoids; (iv) the grant by the Company and Elan to the JV Company of exclusive royalty-free licenses to use their respective trademarks in connection with products in the Field; (v) the requirement for the Company and Elan to make contributions in equal portions to the extent needed to fund the JV Company's financial requirements; and (vi) the sharing by the Company and Elan of the financial benefits and expense obligations of the Elan Joint Venture on a 50/50 basis, although there are certain limited circumstances under which Elan has a $4.5 million limited preference over the Company in returns from the Elan Joint Venture.

     Whenever commercially or technically feasible, the JV Company will contract with the Company or Elan to perform research and development services on behalf of the JV Company. The Company and Elan will be reimbursed by the JV Company for all such research and development work at the conclusion of each stage of the research and development program.

-----------------------------------------------------------------------------

     If the JV Company elects to proceed with commercialization of any product candidate, the parties anticipate that the Company will enter into a supply agreement pursuant to which it will sell carriers to the JV Company and that Elan or one of its affiliates will enter into a supply agreement with the JV Company for the commercial production of the product candidate by Elan on behalf of the JV Company. Such supply agreements would be on customary commercial terms and negotiated in good faith by the parties. The Company shall also supply the JV Company with such carriers as are required by the JV Company for its research and development programs. Unless otherwise agreed by Elan and the Company, the supply of the carriers for the research and development programs shall be at cost so long as the Company holds at least a 45% equity interest in the JV Company.


    The Elan Joint Venture is considering entering into an alliance with a corporate partner to develop an oral form of low molecular weight heparin. Several pharmaceutical companies market various forms of low molecular weight heparin, all of which are proprietary compounds, and some have expressed interest in the Joint Venture's oral delivery technology. The Elan Joint Venture is considering the extent to which it should focus on developing an oral formulation of low molecular weight heparin, and possibly give it priority over generic heparin.



    Upon the occurrence of an event of default in the Elan Joint Venture agreement, the non-defaulting shareholder will be entitled to make an offer to purchase the defaulting shareholders' interest in the JV Company. The defaulting shareholder will then be obliged to sell its interest to the non-defaulting shareholder at the offered price or to make a counteroffer to purchase the non-defaulting shareholders' interest at a price that is at least 10% higher than the previous offer. Each side may make one additional counteroffer provided its offer is at least 10% higher, as adjusted, than the previous offer. The Elan Joint Venture also provides the JV Company with a right of first refusal with respect to the use of the Company's technologies for the delivery of anticoagulant compounds.

     Pursuant to an agreement between the Company an Elan International Services Ltd. (Elan International), the affiliate of Elan that purchased 600,000 shares of Common Stock and warrants to acquire 250,000 additional shares of Common Stock, Elan International and Elan have agreed, subject to certain exceptions, not to acquire additional shares of the Company's voting securities until September 26, 2001. During the term of such agreement, Elan International and its affiliates have the opportunity, in the event the Company issues and sells voting securities, to purchase newly issued voting securities in an amount that would enable Elan International and its affiliates to own the same percentage of the Company's voting securities as it owned before such issuance and sale.


Patents

   The Companys strategy is to apply for patent protection on all aspects of its proprietary chemical and pharmaceutical delivery technologies, including materials and compositions of matter for both the carrier and complexes of a carrier with a pharmaceutical or chemical agent, processes for manufacturing the carrier, new carriers, uses of the carriers and improvements on its core technology that are important for the success of the Companys business.

     The Company has patents or pending patent applications for carriers currently used by the Company to deliver heparin, insulin, calcitonin, human parathyroid hormone, human growth hormone, interferon alpha, deferoxamine and cromolyn. The Company has been granted 15 patents on its drug delivery technologies in the United States which will expire beginning in 2007, and has certain patents issued or applications pending in various countries around the world. Three U.S. patent applications were allowed by the U.S. Patent and Trademark Office in 1997, including an application relating to the Companys heparin carrier. The Company has 41 patent applications relating to its drug delivery technologies pending in the United States, including the allowed applications and the applications relating to the therapeutic proteins that are the subject of the Lilly Strategic Alliance. In addition, the Company has pending or expects to file patent applications corresponding to most of its U.S. patents and patent applications in various countries around the world. The Company has applied to have one of its granted U.S. patents reissued in an attempt to obtain certain broader claims to which the Company believes it was entitled in the original patent grant.

     Although the Company has patents for some of its product candidates and has applied for additional patents, there can be no assurance that patents applied for will be granted, that patents granted to or acquired by the Company now or in the future will be valid and enforceable and provide the Company with meaningful protection from competition or that the Company will possess the financial resources necessary to enforce any of its patents. There can also be no assurance that any products developed by the Company
(or a licensee) will not infringe upon any patent or other intellectual property right of a third party.

-------------------------------------------------------------------------------


     The Company also relies upon trade secrets, know-how and continuing technological advances to develop and maintain its competitive position. To maintain the confidentiality of trade secrets and proprietary information, the Company maintains a policy of requiring employees, Science Advisory
Board members, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements are designed both to enable the Company to protect its proprietary information by controlling the disclosure and use of technology to whichit has rights and to provide for ownership in the Company of proprietary technology developed at the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

Manufacturing

     An important step in taking a pharmaceutical product from preclinical research to the marketplace is scaling up the process required to produce commercial quantities. This process frequently entails custom design and engineering that can add significantly to the costs of goods. The primary raw materials used in making the carriers currently under consideration by the Company for its new formulations are non-alpha amino acids and other organic compounds. The Company currently produces these carriers in batch sizes of up to two hundred grams. The Company has no internal capability for the production of any of these carriers in larger batch sizes. A third-party manufacturer whose facility complies with the FDAs GMP regulations was recently successful in scaling up production of the Company's carrier for its heparin Phase I clinical trial.

     The Company is conducting feasibility studies for engineering and location of its own manufacturing facility. The Company believes that there are multiple sources for the raw materials used to synthesize its carriers. The Company has identified numerous commercial manufacturers meeting the FDAs GMP regulations that have the capability of producing the Company's carriers. The Company will continue to manufacture carriers on a small scale for research purposes and contract out with third-party producers for clinical testing. Once the engineering studies for the Company's production facility are completed, the Company would be in a position to decide whether to make or buy the carriers for future needs.

Competition

     Based on the preliminary results obtained with Emisphere's proprietary carriers in its oral heparin Phase I clinical trial, the Company believes that it has developed a strong competitive position with respect to the development of a new oral anticoagulant/antithrombotic. Drug delivery, biotechnology and pharmaceutical science are evolving fields in which developments are expected to continue at a rapid pace. The Company's success depends, in part, upon maintaining a competitive position in the development of products and technologies in its areas of focus.The Company is in competition with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs which may be orally active. The Company is aware that a number of companies are seeking to develop new products and alternatives to injectable drug delivery, including, but not limited to, intranasal delivery, pulmonary systems, transdermal systems and colonic absorption systems. The Company also is aware of other companies currently engaged in the development and commercialization of oral drug delivery technologies and enhanced injectable systems. Many of these companies and entities have substantially greater research and development capabilities, experience and marketing, financial and managerial resources, and represent significant competition for the Company. Acquisitions of or investments in competing biotechnology companies by large pharmaceutical companies could enhance competitors financial, marketing and other resources. In addition, a number of these competing drug delivery and biotechnology companies have entered into collaboration or other agreements with large pharmaceutical companies which could similarly enhance these competitors resources. Accordingly, the Company's competitors may succeed in developing competing technologies and obtaining governmental approval for products more rapidly than the Company. There can be no assurance that developments by others will not render the Company's product candidates or the therapeutic compounds used in combination with the Company's product candidates noncompetitive or obsolete.

--------------------------------------------------------------------------------

Government Regulation

     The Company's operations and products under development are subject to extensive regulation by the FDA and other governmental authorities in the United States and other governmental authorities in other countries.


     The duration of the governmental approval process for marketing new pharmaceutical substances, from the commencement of preclinical testing to the receipt of a governmental final letter of approval for marketing a new substance,varies with the nature of the product and with the country in which such approval is sought. For entirely new drugs, the approval process could take five years or more; however, for reformulations of existing drugs, the process is typically shorter. In either case, the procedures required to obtain governmental approval to market new drug products is a costly and time-consuming process requiring rigorous testing of the new drug product. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company.

     The steps required before a new human pharmaceutical product can be marketed or shipped commercially in the United States include, in part, preclinical testing, the filing of an IND, the conduct of clinical trials and the filing with the FDA of either a New Drug Application (NDA) for drugs or a Product License Application (PLA) for biologics.

     In order to conduct the clinical investigations necessary to obtain eventual regulatory approval, an applicant must file an IND with the FDA to permit the shipment and use of the drug for investigational purposes. The IND sets forth, in part, the results of preclinical (laboratory and animal) toxicology and efficacy testing and the applicants plans for clinical (human) testing. If the FDA does not deny the exemption to ship or use the investigative drug or place a hold on clinical testing within 30 days of the submission of the IND, it becomes effective and clinical testing may begin.

     Under the FDA's regulations, the clinical testing program required for marketing approval of a new drug typically involves a three-phase process. In Phase I, safety studies are conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. In Phase II, studies are conducted on small groups of patients afflicted with a specific disease to gain preliminary evidence of efficacy and to determine the common short-term side effects and risks associated with the substance being tested. Phase III involves large-scale studies conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for physician labeling. Frequent reports are required in each phase and, if unwarranted hazards to subjects are found, the FDA may request modification or discontinuance of clinical testing until further preclinical work has been done. Additional testing (Phase IV) may be conducted after FDA approval is granted and would be designed to evaluate alternative utilizations of drug products prior to their being marketed for such additional utilizations. Phase IV testing is often similar to Phase II evaluation of efficacy testing using a carefully selected clinical population.

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

     The Company is subject to the regulation of the United States Department of Labor, Occupational Safety and Health Administration (OSHA). In a June 1995 OSHA audit of the Company, the Company was cited for violations of OSHA regulations involving storage of materials, training and documentation of policies and procedures. In addition, numerous matters (not amounting to violations) were noted which require additional attention by the Company. As a result, the Company was fined a small amount which was not material to the Company. The Company has since taken steps to ensure compliance with all applicable OSHA regulations and believes that its current operations and procedures comply in all material respects with OSHA regulations.

-------------------------------------------------------------------------------


     The Company is also subject to various federal, state and local laws, regulations and recommendations relating to such matters as laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with the Companys research and development work. Although the Company believes it is in compliance with these laws and regulations in all material respects, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and other laws or regulations in the future.


Employees

     As of October 15, 1997, the Company had 64 employees, 51 engaged in scientific research and technical functions and 13 performing administrative and clerical functions. Of the 64 employees, 19 hold Ph.D. or M.D. degrees. The Company believes that its relationship with its employees is good.

--------------------------------------------------------------------------------

Directors and Officers

     Set forth below is certain information regarding the officers and directors of the Company.

Name                                          Age            Position with the Company
---------------------------------------      -----     --------------------------------------
Michael M. Goldberg, M.D.                     38       Chairman of the Board of Directors
                                                       and Chief Executive Officer

Sam J. Milstein, Ph.D.                        48       Director, President, Chief Scientific
                                                       Officer and Secretary

Robert A. Baughman, Jr., Pharm D. Ph.D.       48       Senior Vice President and Director of
                                                       Development

Lewis H. Bender, M.B.A.                       38       Senior Vice President of Business
                                                       Development

Joseph D. Poveromo, C.P.A.                    33       Controller and Chief Accounting Officer

John E. Smart, Ph.D.                          53       Vice President, Director of Research

Lilian S. Stern, Esq.                         39       Vice President, Corporate Planning and
                                                       Investor Relations

Jere E. Goyan, Ph.D.                          67       Director

Mark I. Greene, M.D., Ph.D.                   49       Director and member of Scientific
                                                       Advisory Board

Peter Barton Hutt, Esq.                       62       Director

Howard M. Pack                                79       Director

Joseph R. Robinson, Ph.D.                     58       Director and member of Scientific
                                                       Advisory Board

Michael M. Goldberg, M.D. has served as Chairman of the Board of Directors since November 1991 and as Chief Executive Officer and a director of the Company since August 1990.In addition, Dr. Goldberg served as President from August 1990 to October 1995. Dr. Goldberg received a B.S. degree from Rensselaer Polytechnic Institute and an M.D. from Albany Medical College of Union University in 1982 and an M.B.A. from Columbia University Graduate School of Business in 1985.

Sam J. Milstein, Ph.D. has been with the Company since September 1990, as a director and Chief Scientific Officer since November 1991, as President since October 1995, as Secretary since December 1990 and as a Co-Director of Science and of Research and Development prior to November 1991.In addition, Dr. Milstein served as Executive Vice President from November 1990 to October 1995.
Dr. Milstein received a B.S. degree from The City College of New York in 1970, an M.S. in physical chemistry from the University of New Brunswick in 1975 and a Ph.D. in biochemistry from New York University in 1980.

Robert A. Baughman, Jr., Pharm. D., Ph.D. has been with the Company since September 1991, as Senior Vice President since September 1993, Director of Development since June 1994 and Vice President and Director, Research and Development of the Company prior thereto. Dr. Baughman received a B.S. degree from Loyola University in 1974, a Pharm.D. from the University of California, San Francisco in 1978 and a Ph.D.in pharmaceutical chemistry from the University of California, San Francisco in 1982.

Lewis H. Bender, M.B.A. has been with the Company since 1993, as Senior Vice President of Business Development since April 1997, Vice President of Business Development since October 1995 and as Director of Business Development prior thereto. Mr. Bender received a B.S. degree in 1981 and an M.S. in chemical engineering in 1982 from the Massachusetts Institute of Technology, an M.A. in international studies from the University of Pennsylvania and an M.B.A. from the University of Pennsylvania, Wharton School of Management in 1993.

Joseph D. Poveromo, C.P.A., Controller and Chief Accounting Officer of Emisphere since July of 1994, and has been with the Company since 1993. Prior thereto, he was Controller of a private pet food company and held senior accounting positions with the public accounting firms of Marshall Granger & Company and Rayfield & Licata. Mr. Poveromo received a B.B.A. degree in public accounting from Pace University in 1987 and was awarded his C.P.A. in February 1991.

--------------------------------------------------------------------------------

John E. Smart, Ph.D. joined the Company in 1996 as Vice President, Director of Research. He received his Ph.D. in biochemistry and biophysics from the California Institute of Technology and has over 20 years experience in academia and the health care industry. He was most recently the Vice President of Research at Creative Biomolecules, Inc. a biopharmaceutical company.

Lilian S. Stern, Esq. has been with the Company since July 1996. From October 1990 to July 1996, she served as Director of Investor Relations at Burns, McClellan, an investor relations firm specializing in biopharmaceutical companies and from May 1995 through July 1996 served, in addition, as Executive Vice President and Chief Operating Officer of such firm. Ms. Stern received an A.B. in molecular biology from Cornell University in 1980 and a J.D. from Harvard Law School in 1983.

Jere E. Goyan, Ph.D. is President, Chief Operating Officer, and a director of Alteon, Inc., a development stage pharmaceutical company, where he started as Senior Vice President Research and Development in January 1993. Prior thereto he was a Professor of Pharmacy and Pharmaceutical Chemistry and the Dean of the School of Pharmacy at the University of California, San Francisco, and has served in various other academic, administrative and advisory positions, including that of Commissioner of the FDA. He currently serves as a director of the biopharmaceutical companies Atrix Laboratories Inc.,SciClone Pharmaceuticals and Boehringer Ingelheim.

Mark I. Greene, M.D., Ph.D. has served as a director of the Company since October 1995 and has been Professor of Medicine, Department of Pathology, School of Medicine at the University of Pennsylvania for more than the past five years.

Peter Barton Hutt, Esq. has for more than the past five years been a partner of the law firm of Covington & Burling in Washington, D.C., where he specializes in the practice of food and drug law. He currently serves as a director of the biopharmaceutical companies IDEC Pharmaceuticals, Inc., Cell Genesys, Inc., Interneuron Pharmaceuticals, Inc., Vivus Inc. and Sparta Pharmaceuticals, Inc.

Howard M. Pack has served as a director of the Company since its inception in April 1985 and served as Executive Vice President of Finance from the Companys inception until October 1988. For more than five years until November 1992, Mr. Pack served as Chairman of the Board for Seatrain Lines, Inc., a cargo company that filed a consent to an involuntary petition for reorganization under the Federal Bankruptcy Code in February 1981 and a plan of complete liquidation under Chapter 7 thereof in November 1992.

Joseph R. Robinson, Ph.D.has been Professor of Pharmacy and Ophthalmology at the University of Wisconsin for more than the past five years. He currently serves as a director of Cima Laboratories, Inc., a pharmaceutical company.

Scientific Advisory Board

     The Company s scientific advisors consult with the Company on developments relating to current and future forms of drug delivery technology, chemistry, gastro-intestinal physiology and protein structure. As a group, the scientific advisors possess substantial experience in biomaterials, controlled release and polymeric delivery systems, proteins, liposomes, microencapsulation, pharmaceutics, analytical techniques and immunology. The scientific advisors also consult with the Company on aspects of drug delivery product planning and feasibility studies and assist Company scientists in establishing research priorities, provide guidance for the Companys clinical evaluation programs, advise Company scientists of new developments and alert the Company to potential collaborators. In addition, the Company has funded various research projects and collaborations with a number of its Scientific Advisory Board members and it intends to continue to expand its scientific collaborations with current and future Scientific Advisory Board members. None of the scientific advisors are employees of the Company. Scientific advisors devote only a small portion of their time to the affairs of the Company and have other commitments to, or consulting or advisory contracts with, other institutions which may compete with their obligations to the Company. The Company requires each of its scientific advisors to execute a confidentiality agreement upon the commencement of his or her relationship with the Company. The agreements generally provide that all confidential information made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specified circumstances. Scientific advisors receive annual compensation, are reimbursed for their expenses for each meeting attended and are granted stock options on a case-by-case basis. Drs. Greene and Robinson also serve as directors of the Company.

------------------------------------------------------------------------------

     Set forth below are the names, positions and areas of expertise of individuals on the Companys Scientific Advisory Board.


Name and Position                               Area of Expertise
-------------------------------------        ---------------------------------
Raymond J. Bergeron, Ph.D.                   Drug design, polyamines and
  Professor of Chemistry,                    chemotherapeutics
  Department of Medicinal Chemistry,
  College of Pharmacy
  University of Florida

Mark I. Greene, M.D., Ph.D.                  Monoclonal antibodies, immunology
  Professor of Medicine,
  Department of Pathology,
  School of Medicine
  University of Pennsylvania

Raphael M. Ottenbrite, Ph.D.                 Synthesis and structure of polymers
  Professor of Chemistry
  Department of Chemistry and
  High Technology Materials Division,
  Virginia Commonwealth University

Joseph R. Robinson, Ph.D.                    Mucoadhesives, pharmaceutics and
  Professor, School of Pharmacy              gastrointestinal physiology
  University of Wisconsin

Ernest Freire, Ph.D.                         Protein chemistry, analytical
  Professor                                  techniques and calorimetry
  Johns Hopkins University


ITEM 2.   PROPERTIES

     The registrant currently leases 21,500 square feet of office space at 11 and 15 Skyline Drive, Hawthorne, New York for use as executive offices and laboratories. In addition, the Registrant has entered into a ten-year lease for new office and laboratory space at 777 Old Saw Mill River Road, Tarrytown, New York and expects to occupy the space in May of 1998.No difficulty is anticipated in negotiating renewals as the current leases expire or in finding satisfactory space at a reasonable cost if the existing space becomes unavailable or additional space is needed to meet expansion requirements.


ITEM 3.   LEGAL PROCEEDINGS

    The Company is not party to any litigation that is expected to have a material effect on the operations or business of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

-------------------------------------------------------------------------------




                                        PART II

ITEM 5.                 MARKET REGISTRANT S COMMON EQUITY AND
                            RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol EMIS.

     The following sets forth the range of high and low sale prices for the common stock for the periods indicated, as reported by Nasdaq.


        Fiscal Year
        Ended July 31,                                   High          Low
        --------------                                 -------      ---------
           1996
          -------
           First quarter ....................          11 1/8         6 1/4

           Second quarter ...................           9 7/8         5 1/8

           Third quarter ....................          13 3/4         9 1/2

           Fourth quarter ...................          16 1/2         6 1/4

            1997
           ------
           First quarter ....................           17 7/8         7 3/8

           Second quarter ...................           25 1/2        12 3/4

           Third  quarter ...................           27 1/2        13 1/8

           Fourth quarter ...................           24 1/2        14 1/2

     As of October 15, 1997 there were 288 stockholders of record and 10,699,049 shares of the Companys Common Stock outstanding. The closing price for the Companys Common Stock on October 15, 1997 was $22.25.

     The Company has never paid cash dividends and does not intend to pay cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of its business.



ITEM 6.                  SELECTED FINANCIAL DATA


    The following selected financial data should be read in conjunction with the financial statements and related notes which appear elsewhere herein. The financial data for each of the five years in the period ended July 31, 1997 have been derived from audited financial statements.

                                                                         Fiscal Year Ended July 31,
                                                      ---------------------------------------------------------------------
                                                      1993            1994            1995           1996            1997
                                                                  (in thousands, except per share amounts)

Statement of Operations Data:

Contract research revenue                      $        292   $           85   $         33   $        3,131   $      5,401
                                               ------------   --------------   ------------   --------------   ------------
Costs and expenses:

    Research and development                          5,521            5,855          5,802            6,605          7,724
    Loss in Ebbisham Ltd.                                 -                -              -                -          2,550
    General and administrative                        2,025            2,619          2,404            3,337          3,416
                                               ------------    -------------   ------------   --------------   ------------
       Total costs and expenses                       7,546            8,474          8,206            9,942         13,690
                                               ------------    -------------   ------------   --------------   ------------
          Operating loss                             (7,254)          (8,389)        (8,173)          (6,811)        (8,289)

Other income:
    Investment income                                   571              608            389              703            968
    Miscellaneous income                                 33               90              -               -              -
                                               ------------   --------------   ------------   --------------   ------------
         Net loss                              $     (6,650)  $       (7,691)  $     (7,784)  $       (6,108)  $     (7,321)
                                               ============   ==============   ============   ===============  =============

Net loss per share                             $      (0.99)  $        (1.01)  $      (1.03)  $        (0.72)  $      (0.77)
                                               ============   ==============   =============  ===============  =============
Weighted average number of
   shares outstanding                                 6,706            7,607          7,588           8,457           9,519
                                               ============   ==============   =============  ===============  =============

                                                                         As of  July 31,
                                                 ----------------------------------------------------------------------------
                                                       1993             1994           1995             1996           1997
Balance Sheet Data:                                                                      (in thousands)

Cash, cash equivalents and marketable securities $    20,254   $       12,694    $     5,620   $       18,237   $     33,690
Working capital                                       19,939           12,597          5,173           17,799         31,323
Total assets                                          22,837           15,210          7,549           20,039         36,897
Long-term liabilities                                     85               87             55               45             35
Accumulated deficit                                  (21,153)         (28,844)       (36,628)         (42,736)       (50,057)
Stockholders' equity                                  22,171           14,674          6,899           19,267         33,398



--------------------------------------------------------------------------------



ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   Emisphere is a drug delivery company focused on the discovery and application of proprietary synthetic chemical compounds that enable the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions.The Company has had no product sales to date. The major sources of the Company's working capital have been proceeds from its initial public offering in 1989, a second public offering in February 1993, a third public offering in July 1997,private equity financing, the latest of which occurred with an affiliate of Elan in October 1995, reimbursement of expenses and other payments from corporate partners, the registered sale of one million shares of common stock to two institutional investors in April 1996, and income earned on the investment of available funds. The Company's operations are not significantly affected by inflation or seasonality.

     On February 27,1997, the Company and Lilly announced that they entered into a strategic alliance (the "Lilly Strategic Alliance") to utilize Emisphere's technologies for the improved delivery of certain Lilly therapeutic proteins with a focus on oral delivery. The major therapeutic focus of the collaboration is in the area of endocrinology, including growth disorders. Initially, Lilly is committing limited funds to the Company for research on delivery of two proteins. The Lilly Strategic Alliance contemplates that Lilly may ultimately exercise options to license the applicable carriers and market the products utilizing the combined technologies. If the options are exercised, the Company may receive from Lilly milestone and other payments aggregating, together with initial funding, up to $60 million, as well as future royalty payments.The Lilly Strategic Alliance also contemplates that the Company could receive further payments for other delivery applications if the focus of the Lilly Strategic Alliance is expanded beyond the two specified therapeutic proteins or to non-oral applications.

Results of Operations

    The Company has since its inception generated significant losses from operations. The Company does not expect to achieve profitability in the foreseeable future. Profitability will ultimately depend on the Company's ability to develop its lead products,in conjunction with the Elan Joint Venture and the Lilly Strategic Alliance or to develop other products in conjunction with other partners. There can be no assurance that the development will be completed or if completed, any regulatory agency will approve the final product. Even if final products are developed and approved,there is no assurance that sales will be sufficient to achieve profitability. If development of such products is not achieved or approval not granted, the Company's prospects will be materially affected.

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

Fiscal 1997 Compared to Fiscal 1996

     Revenues increased by approximately $2,270,000. The majority of the 1997 increase in contract research revenue was attributable to increased revenues from the Elan Joint Venture of $4.0 million as the Company provided additional services to the joint venture. The Company also recognized contract revenues from the Lilly Strategic Alliance, and from two pharmaceutical companies for which the Company performed feasibility studies.

     Total operating expenses for the fiscal year ended July 31, 1997 increased by $3,748,000, or 38%, as compared to fiscal 1996. The details of the increase are as follows:

     Research and development costs increased by approximately $1,119,000, or 17%, in fiscal 1997 as compared to fiscal 1996. This increased is mainly attributable to increased personnel and related expenses associated with the Company's development of an oral heparin formulation and work performed in connection with the Lilly Strategic Alliance. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company s scientific research efforts. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

-------------------------------------------------------------------------------

     The increase of $2,550,000 in the loss in Elan-Emisphere Joint Venture represents the Company's pro-rata portion of the ventures loss for the period. No loss was experienced in the comparable period as the venture did not commence operations until September 1996.

     General and administrative expenses increased by approximately $79,000, or 2%, in the fiscal 1997 as compared to fiscal 1996. This increase is primarily attributable to an increase in legal and professional fees incurred in connection with the finalization of the Elan-Emisphere Joint Venture and the agreement with Lilly. The Company also experienced an increase in personnel and related expenses.The increase was partially offset by a decrease in expenses relating to services provided by outside consultants. The Company recorded expenses of approximately $250,000 in connection with the granting of options as compensation to business consultants in the fiscal year 1997 compared to $730,000 in fiscal 1996.

     As a result of these factors, the Company's operating loss increased by 1,478,000 or 22%, from fiscal 1996 to fiscal 1997. The Company does not expect to generate an operating profit, and may possibly generate larger losses, in the foreseeable future.

     The Company's other income for the fiscal 1997 increased by approximately $264,000, or 38%,from fiscal 1996. This was primarily due to a larger investment portfolio. Based on the above factors, the Company sustained a net loss for fiscal 1997 of $7,321,000, a 20% increase over fiscal 1996 loss of $6,108,000.


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

     Total operating expenses for the fiscal year ended July 31,1996 increased by approximately $1,735,000 or 21%, as compared to fiscal 1995. The details of the increase are as follows:

     Research and development costs increased by approximately $803,000, or 14%, in fiscal 1996 as compared to fiscal 1995. The increase is mainly attributable to the Company's clinical development program for heparin. The clinical development program consisted of work performed to file an investigational new drug application ("IND Application") with the FDA for the commencement of a Phase I clinical trial, and the performance of a double-blind controlled dose escalation study in humans, as well as other studies undertaken to support the development of an oral formulation of heparin. The higher costs associated with the clinical development program relating to heparin were partially offset by a decrease in funding of outside consultants and universities, not associated with the clinical program, engaged to conduct studies to help advance the Company's scientific research efforts. The Company also experienced a decrease in personnel and related expenses due,in part, to a staff reduction in May 1995. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

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

     The Company's other income for fiscal 1996 increased by approximately $314,000,or 81%, from fiscal 1995. This was primarily due to a larger investment portfolio as a result of recent equity financing and research and development revenues of $3,000,000 received from Elan.

     Based on the above, the Company's net loss for fiscal 1996 was $6,108,000, a 22% decrease over fiscal 1995's loss of $7,784,000.

--------------------------------------------------------------------------------

Liquidity and Capital Resources

     As of July 31, 1997 the Company had working capital of approximately $31,323,000. Total cash, cash equivalents and marketable securities were approximately $33,690,000, an increase of $15,453,000 compared to the Company's position at July 31, 1996. The increase in the Company's cash, cash equivalents and marketable securities was primarily due to the proceeds of approximately $20,000,000 in a public offering of 1,150,000 shares of the Company's common stock in July 1997, receipt of approximately $4,000,000 from the Elan Joint Venture to reimburse the Company for research and development costs, receipt of approximately $1,400,000 in payments under the Lilly Agreement and feasibility studies revenue, partially offset by cash used to fund operations in fiscal 1997.

     The Company entered into a ten-year noncancelable lease for new office and laboratory space commencing August 1997. The annual minimum rental is approximately $1,300,000. The Company also anticipates capital expenditures of approximately $6,000,000 in connection with the occupation of the new space during the next twelve months.

     The Company expects to continue to incur substantial research and development expenses associated with the development of the Company's oral drug delivery system. As a result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase. The Company expects to need substantial resources to continue its research and development efforts. In addition, the Company is obligated to fund one-half of the Elan Joint Venture's cash needs upon the Venture's request. The Company expects to commence funding the Venture during the next quarter. Funding requirements are established to initially be $500,000 over the next six months and depending upon the agreed timing and scope of future research and development efforts may increase substantially thereafter. Pursuant to the Elan Joint Venture, The Company and Elan share the financial benefits and expense obligations of the Venture on a 50/50 basis. The Company expects the research funding from Lilly to approximate the costs to be incurred by the Company in connection with the development of the Lilly therapeutic proteins.
(See "Collaboration Agreements") Under present operating assumptions, the Company expects that cash, cash equivalents and marketable securities will be adequate to meet its liquidity and capital requirements through fiscal 1999. Thereafter, the Company would need to seek additional funds, primarily in the public and private equity markets and, to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms. If adequate funds were not available, the Company would be required to delay, scale back , or eliminate one or more of its research and development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish. The Company does not maintain any credit lines with financial institutions.

Impact of The Adoption of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No.128. Earnings Per Share ("SFAS 128"). SFAS 128 will require the Company to replace the current presentation of primary per share data with basic and diluted per share data. Currently, outstanding common stock equivalents are antidilutive and therefore management estimates that the future adoption of SFAS 128 will not have a material impact on the Company's per share data. SFAS 128 will be adopted by the Company for periods ending after December 15, 1997.

ITEM 7A.  Not Applicable

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedule are set forth starting on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

--------------------------------------------------------------------------------

                                PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the Company's executive officers is contained in Part I hereof. All other information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed no later then November 28, 1997 (the "1997 Proxy Statement").


Item 11.   EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the 1997 Proxy Statement.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the 1997 Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the 1997 Proxy Statement.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (a) A list of the financial statements and financial statement schedule filed as a part of this report is set forth on page F-1 hereof. A list of the exhibits filed as a part of this report is set forth in the Exhibit Index starting after page F-30 hereof.

     (b) Reports on Form 8-K

     During the last quarter of the period covered by this report,the registrant filed a Current Report on Form 8-K dated July 21, 1997 reporting the public offering of 1,150,000 shares of Common Stock under "Item 5 Other Events" and included no financial statements in such report.


-------------------------------------------------------------------------------


                                    SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EMISPHERE TECHNOLOGIES, INC.



                                            By: /s/ Michael M. Goldberg
                                                --------------------------
                                                Michael M. Goldberg, M.D.
                                                Chairman of the Board and
                                                Chief Executive Officer

                                             Date: October 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael M. Goldberg          Director, Chairman of the Board and     October 28, 1997
-------------------------        Chief Executive Officer
Michael M. Goldberg, M.D.

/s/ Joseph D. Poveromo           Controller and Chief Accounting         October 28, 1997
-------------------------        Officer (Principal Financial
Joseph D. Poveromo CPA           and Accounting Officer)

/s/ Jere E. Goyan                Director                                October 28, 1997
-------------------------
Jere E. Goyan, Ph.D.

/s/ Peter Barton Hutt            Director                                October 28, 1997
-------------------------
Peter Barton Hutt

/s/ Sam J. Milstein              Director, President, Chief Scientific   October 28, 1997
-------------------------        Officer and Secretary
Sam J. Milstein, Ph.D.

/s/ Howard M. Pack               Director                                October 28, 1997
------------------------
Howard M. Pack

/s/ Mark I. Greene               Director                                October 28, 1997
-----------------------
Mark I. Greene

/s/ Joseph R. Robinson           Director                                October 28, 1997
------------------------
Joseph R Robinson, Ph.D.

--------------------------------------------------------------------------------

                            EMISPHERE TECHNOLOGIES, INC.

                                      INDEX



Emisphere Technologies, Inc                                           Page (s)
---------------------------

Report of Independent Accountants                                        F-2

Financial Statements:

     Balance Sheets as of July 31, 1996 and 1997                         F-3

     Statements of Operations for the years ended
       July 31, 1995, 1996 and 1997                                      F-4

     Statements of Stockholders' Equity for the years
       ended July 31, 1995, 1996 and 1997                                F-5

     Statements of Cash Flows for the years ended
       July 31, 1995, 1996 and 1997                                      F-6

     Notes to Financial Statements                                    F-7 - F-21

Report of Independent Accountants                                       F-22

Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts                    F-23

Ebbisham Limited
-----------------

Report of Independent Chartered Accountants                             F-24

Financial Statements:

     Balance Sheet as of July 31, 1997                                  F-25

     Statement of Operations for the period from the commencement
       of operations (September 26, 1996) to July 31, 1997              F-26

     Statement of Shareholders' Equity for the period from the
        commencement of operations (September 26, 1996)
        to July 31, 1997                                                F-27

     Statements of Cash Flows for the period from the commencement of
       operations (September 26, 1996) to July 31, 1997                 F-28

     Notes to Financial Statements                                   F-29 - F-30











                                       F-1
-------------------------------------------------------------------------------


                          REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of Emisphere Technologies, Inc.:

We have audited the balance sheets of Emisphere Technologies,Inc. (the"Company") as of July 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Ebbisham Limited, a partly-owned investment accounted for in accordance with the equity method of accounting, which statements reflect total assets of $708,424 as of July 31, 1997, and total expenses of $5,171,956 for the period from the commencement of operations (September 26, 1996) to July 31,1997. Those statements were audited by the other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Ebbisham Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.


                                                 COOPERS & LYBRAND L.L.P.

New York, New York
October 28, 1997.







                                        F-2

-------------------------------------------------------------------------------

                            EMISPHERE TECHNOLOGIES, INC.

                                  BALANCE SHEETS

                               July 31, 1996 and 1997

                                    Assets:                                            1996                  1997
                                                                                -----------------     ------------------
Current assets:
      Cash and cash equivalents                                                 $      11,904,674     $       22,398,967
      Marketable securities                                                             6,332,817             11,291,255
      Receivable due from Ebbisham Ltd.                                                                          648,786
      Prepaid expenses and other current assets                                           289,769                448,114
                                                                                -----------------     ------------------
                        Total current assets                                           18,527,260             34,787,122

Equipment and leasehold improvements, at cost, net of
       accumulated depreciation and amortization                                        1,450,862              2,046,087
Other assets                                                                               61,243                 64,243
                                                                                -----------------     ------------------
                        Total assets                                            $      20,039,365     $       36,897,452
                                                                                =================     ==================
                    Liabilities and Stockholders' Equity:
Current liabilities:
      Accounts payable                                                          $         191,038     $          254,715
      Accrued compensation                                                                211,826                215,000
      Accrued professional fees                                                           263,000                288,000
      Accrued expenses                                                                     61,923                166,858
      Investment deficiency in Ebbisham Ltd.                                                                   2,539,958
                                                                                 -----------------     ------------------
                        Total current liabilities                                         727,787              3,464,531

Deferred lease liability                                                                   44,823                 34,542
                                                                                -----------------     ------------------
                        Total liabilities                                                 772,610              3,499,073
                                                                                -----------------     ------------------
Commitments and contingencies (Note 5)

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued and  outstanding
     Common stock, $.01 par value; 20,000,000 shares authorized;
       9,450,760 shares issued (9,407,260 outstanding) in 1996;
       10,733,877 shares issued (10,690,377 outstanding) in 1997                           94,508                107,339
     Additional paid-in capital                                                        62,129,161             83,516,461
     Accumulated deficit                                                              (42,735,810)           (50,057,115)
     Net unrealized (loss) gain on marketable securities                                  (28,291)                24,507
                                                                                ------------------    -------------------
                                                                                       19,459,568             33,591,192
     Less, common stock held in treasury, at cost; 43,500 shares in
       1996 and 1997                                                                     (192,813)              (192,813)
                                                                                ------------------    -------------------
                        Total stockholders' equity                                     19,266,755             33,398,379
                                                                                ------------------    -------------------
                        Total liabilities and stockholders' equity              $      20,039,365     $       36,897,452
                                                                                ==================    ===================

                      See accompanying notes to financial statements


                                        F-3
--------------------------------------------------------------------------------

                         EMISPHERE TECHNOLOGIES, INC.

                           STATEMENTS OF OPERATIONS

                 For the years ended July 31, 1995, 1996 and 1997
                                                      1995                 1996                1997
                                                --------------       --------------      --------------
Contract research revenues                      $       33,333       $    3,130,893      $    5,400,880
                                                --------------       --------------      --------------
Costs and expenses:
   Research and development                          5,802,453            6,605,031           7,723,995
   Loss in Ebbisham Ltd.                                                                      2,549,956
   General and administrative expenses               2,404,166            3,336,910           3,416,061
                                                --------------       --------------      --------------
                                                     8,206,619            9,941,941          13,690,012
                                                --------------       --------------      --------------
                        Operating loss              (8,173,286)          (6,811,048)         (8,289,132)
                                                --------------       --------------      --------------
Other income:
    Investment income                                  389,027              703,447             967,827
                                                --------------       --------------      --------------
                         Net loss               $   (7,784,259)      $   (6,107,601)     $   (7,321,305)
                                                ==============       ==============      ==============

Net loss per share                              $        (1.03)      $        (0.72)     $        (0.77)
                                                ===============      ===============     ===============

Weighted average number of shares
    outstanding                                      7,588,447            8,457,438           9,519,028
                                                ==============       ===============     ===============



                   See accompanying notes to financial statements


                                    F-4

-------------------------------------------------------------------------------


                                       EMISPHERE TECHNOLOGIES, INC.

                                    STATEMENTS OF STOCKHOLDERS  EQUITY

                            For the years ended July 31, 1995, 1996 and 1997

                                                                                       Net Unrealized         Common Stock
                                             Common Stock      Additional                Gain (Loss) on     Held In Treasury
                                         -------------------    Paid-in      Accumulated  Marketable   ----------------------
                                           Shares    Amount     Capital       Deficit    Securities  Shares     Amount       Total
                                         ---------  --------  -----------   ------------- --------- --------  ---------  ----------
     Balance, July 31, 1994              7,615,242   $76,152  $43,511,534   ($28,843,950)           15,000   ($69,375)  $14,674,361
Sale of common stock under
 employee stock purchase plans              72,062       721      115,123                                                   115,844
Treasury stock purchase                                                                             28,500   (123,438)     (123,438)
Net unrealized gain on
 marketable securities                                                                    $ 16,191                           16,191
Net loss                                                                      (7,784,259)                                (7,784,259)
                                         ---------   -------  ------------   ------------ --------  ------   ---------  -----------
     Balance, July 31, 1995              7,687,304    76,873    43,626,657   (36,628,209)   16,191  43,500   (192,813)    6,898,699
Sale of common stock under employee
  stock purchase plans and exercise of
  options                                  125,956     1,260       427,735                                                  428,995
Issuance of common stock and warrants
  to Elan International Services Ltd.,
  net of expenses                          600,000     6,000     7,457,000                                                7,463,000
Issuance of common stock in connection
  with a public offering, net of expense 1,000,000    10,000     9,888,456                                                9,898,456
Issuance of common stock and stock
  options in exchange for services
  rendered                                  37,500       375       729,313                                                  729,688
Change in net unrealized gain
  (loss) on marketable securities                                                         (44,482)                          (44,482)
Net loss                                                                      (6,107,601)                                (6,107,601)
                                         ---------   -------     ---------    ----------- --------  ------   ---------   ----------
     Balance, July 31, 1996              9,450,760    94,508    62,129,161   (42,735,810) (28,291)  43,500   (192,813)   19,266,755
Sale of common stock under employee
  stock purchase plans and exercise of
  options                                  133,117     1,331     1,178,278                                                1,179,609
Issuance of common stock in connection
 with a public offering, net of expenses 1,150,000    11,500    19,959,022                                               19,970,522
Issuance of stock options in exchange
 for services rendered                                             250,000                                                  250,000
Change in net unrealized gain
 (loss) on marketable securities                                                            52,798                           52,798
Net loss                                                                      (7,321,305)                                (7,321,305)
                                        ----------  --------   -----------  -------------  -------  ------  ----------   ----------
     Balance, July 31, 1997             10,733,877  $107,339   $83,516,461  ($50,057,115)  $24,507  43,500  ($192,813)   $33,398,379
                                        ==========  ========   ===========  =============  =======  ======  ==========   ===========



                   See accompanying notes to financial statements


                                     F-5

-------------------------------------------------------------------------------


                               EMISPHERE TECHNOLOGIES, INC

                                 STATEMENTS OF CASH FLOWS
                      For the years ended July 31, 1995, 1996 and 1997
                       Increase (Decrease) in Cash and Cash Equivalents

                                                            1995               1996               1997
                                                       -------------      -------------      -------------
Cash flows from operating activities
    Net loss                                           $ (7,784,259)      $ (6,107,601)      $ (7,321,305)
                                                       -------------      -------------      -------------
    Adjustments to reconcile net loss to net
     cash used in operating activities:
           Loss in Ebbisham Ltd.                                                                2,549,956
           Depreciation and amortization                    524,863            571,485             441,768
           Decrease in deferred lease liability             (32,431)           (10,277)            (10,281)
           Net realized loss (gain) on sale of
             marketable securities                           36,015            (25,562)                (60)
           Non cash compensation in connection
            with the issuance of equity securities                             729,688             250,000
           Changes in assets and liabilities:
              Receivable due from Ebbisham Ltd.                                                   (648,786)
              Prepaid expenses and other current assets     203,578           (141,300)           (158,345)
              Investment in Ebbisham Ltd.                                                           (9,998)
              Other assets                                                       5,000              (3,000)
              Accounts payable and accrued expenses         146,571            133,014             196,786
                                                         -----------          ---------         -----------
                   Total adjustments                        878,596          1,262,048           2,608,040
                                                         -----------        -----------         -----------
                   Net cash used in operting activities  (6,905,663)        (4,845,553)         (4,713,265)
                                                         -----------        -----------         -----------
Cash flows from investing activities:
      Capital expenditures                                 (140,920)          (318,038)         (1,036,993)
      Purchases of marketable securities                (12,402,830)       (14,701,266)        (13,550,937)
      Proceeds from sales of marketable securities       21,410,556         11,742,924           8,645,357
      Other                                                                     10,000
                                                        ------------       ------------        ------------
                   Net cash provided by (used in)
                    investing activities                  8,866,806         (3,266,380)         (5,942,573)
                                                        ------------       ------------        ------------
Cash flows from financing activities:
      Net proceeds from issuance of common stock
       and warrants to Elan International Sevices Ltd.                       7,463,000
      Net proceeds from issuance of common stock in
       a public offering                                                     9,898,456          19,970,522
      Proceeds from exercise of options and
       employee stock purchases                             115,844            428,995           1,179,609
      Purchases of treasury stock                          (123,438)
                                                         -----------       ------------        ------------
                   Net cash (used in) provided by
                    financing activities                     (7,594)        17,790,451          21,150,131
                                                         -----------       ------------        ------------
                   Net increase in cash and cash
                    equivalents                           1,953,549          9,678,518          10,494,293
                                                         -----------       ------------        -----------
     Cash and cash equivalents, beginning of year           272,607          2,226,156          11,904,674
                                                         -----------       ------------        -----------
           Cash and cash equivalents, end of year       $ 2,226,156       $ 11,904,674        $ 22,398,967
                                                        ===========        ============       ============

      For noncash transactions, see Notes 2 and 9.

                            See accompanying notes to financial statements




                                           F-6


-------------------------------------------------------------------------------


                              EMISPHERE TECHNOLOGIES, INC.

                              NOTES TO FINANCIAL STATEMENTS

                                  -------------------

1.       Organization and Business:

         Emisphere Technologies, Inc. (the"Company"),is developing a novel technology for the oral drug delivery of pharmaceuticals that are currently effectively administered only by injection. To date the Company has no product sales.

         The Company has limited capital resources and recurring net operating losses. The Company is dependent upon receipt of additional capital investment or other financing to fund its long-term planned research activities. Assuming that the Company can obtain sufficient financing to complete development of its oral drug delivery technology, the Company will need to attract pharmaceutical companies willing to enter into commercialization agreements with the Company to produce and market their drugs utilizing the Company's drug delivery technology.
         In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's research and development will be successfully completed or that the Company's drug delivery technology will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, and is dependent upon the services of its employees and its consultants.

2.       Summary of Significant Accounting Policies:

         Equipment and Leasehold Improvements:
         -------------------------------------
         Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for on the straight-line basis over the estimated useful life of the asset.Leasehold improvements are amortized over the life of the lease or of the improvements, whichever is shorter. Expenditures for maintenance and repairs which do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

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



                                    Continued
                                       F-7

--------------------------------------------------------------------------------


                                 EMISPHERE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS , CONTINUED

                                     -------------------


         Revenue Recognition:
         --------------------
         The Company is currently engaged in research and development of its proprietary technology. Revenue derived from contract research and feasibility studies is recognized as the related services are performed. Certain contracts also contain provisions whereby the Company may receive additional payments if certain events occur. Such amounts will be recognized as revenue when earned.

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

         Income Taxes:
         -------------
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

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

         Stock-based Employee Compensation:
         -----------------------------------
         The acompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employee ("APB No. 25"). Under APB
         No. 25, generally, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is equal to or less then the amount an employee must pay to acquire the stock as defined.

         Disclosure required by Statement of Financial Accounting Standards
         No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, have been included in note 9.

         Statement of Cash Flows:
         ------------------------
         Supplemental disclosure of noncash investing and financing activities:

         During April 1996, the Company issued a total of 37,500 shares of common stock and granted 50,000 immediately exercisable stock options to certain individuals as compensation for services rendered to the Company. The fair market value of such shares and options at the date of issuance or grant aggregated approximately $730,000.

         During August 1996 and January 1997, the Company granted a total of 55,000 immediately exercisable stock options to seven outside consultants, including members of the Scientific Advisory Board, as compensation for services rendered to the Company. The fair market value of such options at the date of grant was $250,000.



                                         Continued

                                            F-8


--------------------------------------------------------------------------------


                               EMISPHERE TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS , CONTINUED

                                ----- ---------------------

         Impact of the Future Adoption of Recently Issued Accounting Standards:
         ----------------------------------------------------------------------
         In February 1997,the Financial Accounting Standards Board issued Financial Accounting Standard No. 128. Earnings Per Share ("SFAS 128"). SFAS 128 will require the Company to replace the current presentation of primary per share data with basic and diluted per share data. Currently, outstanding common stock equivalents are antidilutive and therefore management estimates that the future adoption of SFAS 128 will not have a material impact on the Company's per share data. SFAS 128 will be adopted by the Company for periods ending after December 15, 1997.

3.       Marketable Securities:

         The Company considers its marketable securities to be "available-for-sale", as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders equity. The following tables summarize the amortized cost basis and aggregate fair value of marketable securities, and the gross unrealized holding gains and losses, at July 31,1996 and 1997, respectively.

                                              Amortized             Fair                  Unrealized Holding
                                             Cost Basis            Value              Gains            (Losses)             Net
                                           -------------          --------          --------         -----------          --------
                    1996
                   ------
      Maturities within one year:
              Corporate debt securities    $    2,982,918       $  2,983,544       $        626                         $       626

      Maturities between one and
            two years:
              U.S. Government securities        1,397,601          1,378,314                         $   (19,287)           (19,287)

      Mortgage backed securities                1,980,589          1,970,959                              (9,630)            (9,630)
                                            -------------        -----------        ------------     -------------      ------------
                                           $    6,361,108        $ 6,332,817        $        626     $   (28,917)       $   (28,291)
                                            =============       ============        ============     =============      ============

                    1997
                   ------
      Maturities between one and
            two years:
              U.S. Government securities   $    3,893,219       $  3,907,160       $     16,523          $(2,582)       $     13,941

              Corporate debt securities         3,598,491          3,603,579              5,088                                5,088


      Mortgage backed securities                3,775,038          3,780,516              5,823             (345)              5,478
                                           --------------       ------------       ------------          --------       ------------
                                           $   11,266,748       $ 11,291,255       $     27,434          $(2,927)       $     24,507
                                           ==============       ============       ============          ========       ============


                                      Continued
                                         F-9

-------------------------------------------------------------------------------


                                EMISPHERE TECHNOLOGIES, INC.

                           NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                 -------------------------

         Realized gains and losses are included as a component of investment income. For the years ended July 31, 1995 and 1996, gross realized losses were approximately $46,000 and $22,000,respectively, while gross realized gains were approximately $10,000 and $48,000, respectively. For the year ended July 31, 1997, gross realized gains and losses were not significant. In computing realized gains and losses, the Company determines the cost of its marketable securities on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

4.       Equipment and Leasehold Improvements:

         Equipment and leasehold improvements consist of the following:

                                              Useful Lives
                                               in Years                 1996                   1997
                                              -------------        -------------         -------------
    Equipment                                     5-7              $  2,826,666         $    3,863,659
    Leasehold improvements                     Life of lease          1,214,567              1,214,567
                                                                    ------------        --------------
                                                                      4,041,233              5,078,226
    Less, Accumulated
       depreciation and amortization                                  2,590,371              3,032,139
                                                                   ------------         --------------
                                                                   $  1,450,862          $   2,046,087
                                                                   ============         ==============

5.       Commitments and Contingencies:

         (a) The Company leases office and laboratory space under noncancelable leases expiring in various years through 2007. The leases provide for rental holidays and escalations of the minimum rent during the lease term as well as additional rent based upon increases in real estate taxes and common maintenance charges ("Additional Charges").

          As of July 31, 1997, future minimum rental payments are as follows:

                                                                 Minimum
           Years Ending                                          Rental
             July 31                                            Payments
           ------------                                     ---------------
              1998                                          $      666,000
              1999                                                 877,000
              2000                                               1,034,000
              2001                                               1,188,000
              2002                                               1,122,000
           Thereafter                                            6,752,000
                                                            --------------
                                                            $   11,639,000
                                                            ==============

                                  Continued

                                    F-10

------------------------------------------------------------------------------


                              EMISPHERE TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS, CONTINUED

                               ------------------------

             The Company records rent expense from leases with rental holidays and escalations using the straight-line method, thereby prorating the total rental commitment over the term of the leases. Under this method, the deferred lease liability represents the difference between the minimum cash rental payments and the rent expense computed on a straight-line basis.

             Rent expense for the years ended July 31, 1995, 1996 and 1997 was approximately $256,000, $256,000 and $256,000 respectively. Additional charges were not material for these periods.

         (b) The Company, for the years ended July 31,1995, 1996 and 1997 made payments for research totaling approximately $319,000, $426,000 and $847,000 respectively, to seven universities and a research organization ("entities"). Certain members of the Company's Scientific Advisory Board are affiliated with these entities.

             Under various agreements, as amended, the Company is obligated to pay minimum fees totaling approximately $1,074,000 during the year ending July 31, 1998.

6.       Research and Development Contracts:

         The Company enters into research and development contracts with pharmaceutical companies (" customers"). These contracts provide for, among other things, the services the Company is to perform and the related fee and payment terms. Certain contracts contain provisions whereby the Company may be required to perform additional services in consideration for amounts defined in the respective agreements. In certain instances, the Company is entitled to the receipt of additional payments in the event certain testing results are achieved.In addition, the contracts contain provisions which require the Company to negotiate, with the customer, the terms of a licensing agreement. These licensing agreements contemplate the exclusive worldwide use of the Company's proprietary technology with the specific product under contract.

7.       Stockholders  Equity:

         The Company's certificate of incorporation provides for the issuance of one million shares of preferred stock with the rights, preferences, qualifications and terms to be determined by the Company's Board of Directors. As of July 31, 1997, there were no shares of preferred stock outstanding (see Note 8).


8.       Stockholders  Rights Plan:

         On February 23, 1996, the Company's Board of Directors ("the Board") declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock ("A Preferred Stock") at an exercise price of $80.


                                  Continued

                                    F-11

-------------------------------------------------------------------------------


                                   EMISPHERE TECHNOLOGIES, INC.

                           NOTES TO FINANCIAL STATEMENTS , CONTINUED

                                  ----------------------------

         The Rights are not exercisable, or transferable apart from the common stock, until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common stock of the Company or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership be a person or group of 20% or more of the outstanding common stock of the Company. Furthermore, if the Company enters into consolidation, merger, or other business combination, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of A Preferred Stock, that number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right,as defined. The Rights contain antidilutive provisions, are redeemable at the Company's option, subject to certain defined restrictions, for $.01 per Right, and expire on February 23, 2006.

         As a result of the Rights dividend, the Board designated 200,000 shares of preferred stock as A Preferred Stock. A Preferred Stockholders will be entitled to a preferential cumulative quarterly dividend of the greater of $1.00 per share or 100 times the per share dividend declared on the Company's common stock. The A Preferred shares have a liquidation preference, as defined. In addition, each share will have 100 votes and will vote together with the common shares.

9.       Stock Option and Employee Stock Purchase Plans:

         Stock Option Plans:

         The Company currently has two option plans, the 1991 Stock Option Plan and the 1995 Non-Qualified Stock Option Plan, (individually the "91 Plan" and "95 Plan" respectively, or collectively, the Plans).Under the 91 Plan and the 95 Plan, a maximum of 1,400,000 and 1,900,000 shares of Common Stock, respectively, are available for awards to employees, consultants and other individuals who render services to the Company (collectively,"Optionees").The 91 Plan provides for the grant of either incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or options which do not qualify as ISOs ("non ISOs"). The options are awarded by an independent committee of the Board who determine the terms including exercise price and vesting period. Generally, the options expire within a five to ten-year period as determined by the committee and as defined by the Plans. The terms of the 95 Plan provide for the granting to officers and other key employees the option to purchase the Company's common stock. The number and terms of each grant will be determined by an independent committee of the Board who will determine option exercise price, termination date, vesting and expiration date. Options granted under the Plans generally vest over a five year period. As of July 31, 1997, shares available for future grant under the Plans amount to 63,942.


                                   Continued

                                      F-12

--------------------------------------------------------------------------------


                           EMISPHERE TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS , CONTINUED

                             -------------------


  The following table summarizes stock option information for the Plans as of July 31, 1997:

                                            Options Outstanding                                         Options Exercisable
                        ------------------------------------------------------------          ---------------------------------
                                         Weighted Average
    Range of              Number             Remaining              Weighted Average            Number         Weighted Average
 Exercise Price         Outstanding       Contractual Life           Exercise Price           Exercisable       Exercise Price
 ---------------        ------------      -----------------          ---------------          -------------   -----------------
  $1.50 - $1.65             97,066               7.76 Yrs                 $1.50                     40,246           $1.51
  $2.63 - $2.89              5,442               7.81                     $2.70                      4,992           $2.71
  $4.00 - $6.00             76,285               6.82                     $4.02                     44,437           $4.02
  $6.63 - $9.75          1,408,250               8.22                     $8.64                    565,550           $8.65
  $10.00 - $13.75        1,446,433               6.39                     $12.01                 1,153,260           $12.34
  $15.13 - $22.00          124,150               7.69                     $17.71                    57,200           $19.06
  $23.00 - $23.25            8,000               7.91                     $23.09                     2,400           $23.25
                        ----------                                                               ---------
  $1.50 - $23.25         3,165,626               7.31                     $10.23                 1,868,085           $10.98
                        ==========                                                               =========


      Transactions involving stock options awarded under the Plans during 1995, 1996 and 1997 are summarized as follows:

                                                     Number            Weighted Average          Number         Weighted Average
                                                   Outstanding          Exercise Price        Exercisable        Exercise Price
                                                   ------------        ----------------       ------------      ----------------
Balance, July 31, 1994................                512,100               $10.33              110,099              $14.16

1995: Granted.........................                134,023               $ 1.76
      Canceled........................                (21,862)              $ 8.58
                                                     ----------
      Balance Outstanding July 31,1995                624,261               $ 8.55              225,967              $11.88

1996: Granted.........................              1,545,024               $ 8.92
      Canceled........................               (158,258)              $ 8.70
      Excercised......................                (29,609)              $ 3.60
                                                    ----------
      Balance Outstanding July 31,1996              1,981,418               $ 8.90              506,962               $9.75

1997: Granted.........................              1,260,531               $12.43
      Canceled........................                (43,000)              $13.75
      Excercised......................                (33,323)              $ 9.86
                                                    ----------
      Balance Outstanding July 31,1997              3,165,626               $10.23            1,868,085              $10.98
                                                    ==========


                                     Continued
                                       F-13

-------------------------------------------------------------------------------

                            EMISPHERE TECHNOLOGIES, INC.

                       NOTES TO FINANCIAL STATEMENTS, CONTINUED


         Outside Directors Plan:

         The Company adopted a stock option plan for outside directors (the "Outside Director's Plan"). The Outside Directors Plan provides for the Company to grant to directors, who are neither officers nor consultants and who do not own 5% or more of the Company's common stock, options to purchase 70,000 shares of the Company's common stock on the date of initial election or appointment to the board ("Director's Grant"). The Directors Grants vest over a five year period, as defined, with 20,000 options expiring ten years from the date of grant and the balance expiring eleven years from the date of grant. The Board approved an amendment to the Plan effective January 29, 1997 that (i) reduces from 70,000 to 35,000 the initial grant (ii) provides for the grant of options to purchase 21,000 shares on the fifth anniversary of each director's initial election or appointment to the Board and every three years thereafter.

   The following table summarizes stock option information for the Outside Directors Plan as of July 31, 1997:


                                              Options Outstanding                                   Options Exercisable
                         ---------------------------------------------------------          --------------------------------
                                        Weighted Average
  Range of               Number            Remaining             Weighted Average            Number        Weighted Average
Exercise Price          Outstanding     Contractual Life           Exercise Price           Exercisable      Exercise Price
----------------        -----------     -----------------         ----------------          ------------   -----------------
     $8.63                70,000             8.89 Yrs                 $ 8.63                    33,333           $8.63
 $13.00 -$13.75          273,000             6.45                     $13.17                   210,000          $13.00
    $23.50                35,000             9.50                     $23.50
                        ---------                                                             --------
 $8.63 - $23.50          378,000             7.19                     $13.29                   243,333          $12.40
                        =========                                                              =======


  Transactions involving stock options awarded under the Outside Directors Plan during 1995, 1996 and 1997 are summarized as follows:


                                                         Number         Weighted Average         Number         Weighted Average
                                                      Outstanding        Exercise Price        Exercisable       Exercise Price
                                                      -----------       ----------------       ------------     -----------------
Balance, July 31,1994...................                 210,000            $13.00                99,999             $13.00
                                                        ---------
1995:  Balance Outstanding July 31, 1995                 210,000            $13.00               150,000             $13.00

1996:  Granted...........................                 70,000            $ 8.63
                                                         --------
       Balance Outstanding July 31, 1996                 280,000            $11.91               196,666             $12.63

1997:  Granted...........................                 98,000            $17.23
                                                         --------
       Balance Outstanding July 31, 1997                 378,000            $13.29               243,333             $12.40
                                                         ========




                                           Continued
                                              F-14

--------------------------------------------------------------------------------

                                 EMISPHERE TECHNOLOGIES, INC.

                           NOTES TO FINANCIAL STATEMENTS , CONTINUED

                                  ------------------------

         Non-Plan Options:

         The Company's Board of Directors has issued options to two senior executive officers, the Emisphere Charitable Foundation and a consultant not covered by the Plans or the Outside Director's Plan ("Non-Plan Options"). Outstanding Non-Plan Options at July 31, 1994 included 909,031 options granted during 1992 to two senior executive officers ("Executives")in connection with their respective employment agreements. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price per share of $12.38. These options were exercisable as of July 31, 1996 and had an original expiration date of July 31, 1997. On August 27, 1996, the Board agreed to cancel and regrant these options with all terms and provisions remaining the same except that the option expiration date was extended to July 31, 2002. In addition, 409,031 of these options were deemed to be granted from the 1991 Plan; the balance were deemed to be granted from the 1995 Plan. The fair market value of the Company's common stock on August 27, 1996 was below the exercise price of these options. The respective employment agreements for the Executives also contain provisions whereby the Executives are allowed to borrow defined amounts from the Company in connection with exercise of options. Outstanding loans bear interest at rates as defined. The number and terms of each grant (option exercise price, termination date, vesting and expiration date) was determined by the Board. Non-Plan Options generally vest over a five year period.

   The following table summarizes stock option information for the Non-Plan Options as of July 31, 1997:


                                       Options Outstanding                                             Options Exercisable
                         ------------------------------------------------------------           --------------------------------
                                          Weighted Average
    Range of              Number             Remaining              Weighted Average            Number        Weighted Average
 Exercise Price         Outstanding       Contractual Life           Exercise Price           Exercisable      Exercise Price
 ----------------       ------------      ----------------          ----------------          ------------    ------------------
  $ 6.25 - $ 9.25         407,822               3.00  Yrs                $ 8.55                    407,822          $ 8.55
  $ 9.75 - $13.75          15,000               6.02                     $ 9.75                     15,000          $ 9.75
  $17.25 - $20.00           1,000               0.26                     $18.50                      1,000          $18.50
                        -----------                                                              ---------
  $ 6.25 - $20.00         423,822               3.10                     $ 8.62                    423,822          $ 8.62
                        ===========                                                              =========



                                          Continued
                                            F-15
--------------------------------------------------------------------------------


                               EMISPHERE TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS , CONTINUED

                                ------------------------

   Transactions involving awards of Non-Plan Options during 1995, 1996 and 1997 are summarized as follows:

                                                         Number          WeightedAverage         Number         Weighted Average
                                                       Outstanding         Exercise Price       Exercisable       Exercise Price
                                                       -----------         --------------       -----------       --------------
 Balance, July 31, 1994.................                 1,572,567            $12.05            1,208,595            $11.20

 1995: Canceled.........................                  (136,714)           $19.05
                                                         ----------
       Balance Outstanding July 31, 1995                 1,435,853            $11.50            1,228,595            $11.15

 1996: Granted..........................                    56,000            $ 8.09
       Canceled.........................                   (15,000)           $12.38
       Exercised........................                    (6,000)           $ 3.63
                                                         ----------
       Balance Outstanding July 31, 1996                 1,470,853            $11.28             496,822             $ 9.59

 1997: Canceled.........................                  (987,031)           $12.61
       Exercised........................                   (60,000)           $ 8.23
                                                         ----------
       Balance Outstanding July 31, 1997                   423,822            $ 8.62              423,822            $ 8.62
                                                          =========


         Employee Stock Purchase Plans:

         During December 1994, the Company's stockholders approved the adoption of two employee stock purchase plans (the "Purchase Plans"):the Emisphere Technologies, Inc. Employee Stock Purchase Plan (the "Qualified Plan") and the Emisphere Technologies, Inc. Non-Qualified Employee Stock Purchase Plan (the "Non-Qualified Plan"). The terms and provisions of the Qualified Plan provide for all employees, excluding employees who control 5% or more of the Company, to receive a grant ("Grant") of up to 15% of their compensation, as such percentage is determined by the Board prior to the date of grant not to exceed quarterly limits as defined. Each Grant, upon exercise, entitles the employee to purchase shares of the Company's common stock at a price per share equal to the lesser of the fair market value of the Company's common stock on the date of grant or 85% of the fair market value on the date the Grant is exercised, as defined. Grants expire six months from the date of issuance.The terms and provisions of the Non-Qualified Plan are identical to the Qualified Plan except that excluded employees, as defined above, are permitted to acquire shares of common stock and there are no quarterly limitations which would limit the total number of shares which may be purchased. At the inception of the Purchase Plans, the number of shares of common stock available for issuance under the Qualified Plan and Non-Qualified Plan were 500,000 and 100,000, respectively.

  Purchases of common stock during the years ended July 31, 1995, 1996 and 1997 are summarized as follows:

                 Qualified Plan                      Nonqualified Plan
         ------------------------------         -----------------------------
            Shares                                Shares
          Purchased          Price Range        Purchased         Price Range
         -------------    --------------        ----------       ------------
  1995       66,982      $1.13 - $ 3.13             5,080             $1.43
  1996       72,975      $1.50 - $ 9.00            17,372        $1.50 - $ 7.38
  1997       31,348      $6.30 - $17.75             8,111        $6.26 - $13.18


         At July 31, 1997, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 328,695 and 69,437,respectively.


                                  Continued
                                     F-16

------------------------------------------------------------------------------

                        EMISPHERE TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                         --------------------------------

         The following table summarizes the pro forma operating results of the Company had compensation costs for the Plans, Outside Directors Plan, the Non-Plan Options and the Employee Stock Purchase Plan been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.Since option grants awarded during 1996 and 1997 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on the future years of the application of the fair value based method. Except as noted above, the options exercise price equals the quoted market price of the Company's common stock on the date of grant.


                                                 Years ended July 31,
                                         ----------------------------------
                                             1996                1997
                                        --------------     ----------------
  Pro forma net loss..........          $  (7,570,740)     $   (15,408,336)
                                        ==============     ================
  Pro forma net loss per share          $       (0.90)     $         (1.53)
                                        ==============     ================

     For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1996 and 1997 was $5.97 and $6.82, respectively.
     The following assumptions were used in computing the fair value of options granted: expected volatility of 80%, expected lives of 5 years, except for the Employee Stock Purchase Plans where the expected lives are 6 months; zero dividend yield and weighted-average risk-free interest rate of 5.8% in 1996 and 6.4% 1997.


                                   Continued
                                     F-17

--------------------------------------------------------------------------------


                              EMISPHERE TECHNOLOGIES, INC.

                       NOTES TO FINANCIAL STATEMENTS , CONTINUED

                            -------------------------------

10.      Major Customers:

         During the year ended July 31,1995, all revenue from research contracts was derived from a single customer. During the year ended July 31, 1996, approximately 96% of the revenue from contract research was derived from Elan Corporation plc ("Elan"). During the year ended July 31, 1997, approximately 74% of the revenue from contract research was derived from Ebbisham Ltd.(See note 14). The remainder consisted of payments from Eli Lilly and Company ("Lilly") (23%) and from two pharmaceutical companies for which the Company performed feasibility studies.

11.      Income Taxes:

         There is no provision (benefit) for federal or state income taxes for the years ended July 31, 1995, 1996 and 1997, since the Company has incurred operating losses and has established a valuation allowance equal to the total deferred tax asset.

         The tax effect of temporary differences, net operating loss carry-forwards and research and experimental tax credit carry-forwards as of July 31, 1996 and 1997 was as follows:

                                                                             1996                    1997
                                                                       --------------          --------------
         Deferred tax assets and valuation allowance:
              Accrued liabilities                                      $      105,483          $      102,292
              Equipment and leasehold improvements                            157,672                 181,863
              Net operating loss carry-forwards                            16,529,182              19,217,509
              Research and experimental tax credit
                carry-forwards                                              1,902,150               2,454,215
              Valuation allowance                                         (18,694,487)            (21,955,879)
                                                                        --------------         ---------------
                                                                              ---                     ---
                                                                        ==============         ===============

         As of July 31, 1997, the Company has available, for tax reporting purposes, unused net operating loss carry-forwards of approximately $47 million which will expire in various years from 2001 to 2012. The Company's research and experimental tax credit carry-forwards expire in various years from 2001 to 2012. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code.

12.      Retirement Plan:

         The Company adopted the provisions of a defined contribution retirement plan (the"Plan"). The terms of the Plan,as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute to the Plan, a percentage of their compensation to be set aside to pay their future retirement benefits as defined by the Plan. The Company has agreed to make discretionary contributions to the Plan. For the years ended July 31, 1995,1996 and 1997 the Company made contributions to the Plan totaling approximately $46,000, $36,000 and $58,000, respectively.



                                       Continued
                                         F-18

-------------------------------------------------------------------------------



                               EMISPHERE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS , CONTINUED

                                ----------------------------

13.      The Emisphere Charitable Foundation, Inc.:

         During 1993, the Board authorized the incorporation of The Emisphere Charitable Foundation, Inc. (The "Foundation"). The Foundation has since been incorporated and intends to seek tax exempt status under section 501(c)(3) of the Internal Revenue Code. The Foundation's charitable purpose is to grant financial assistance to pay expenses incurred by persons or their families who are suffering from serious, debilitating or prolonged illnesses. The Company intends to make contributions to the Foundation in the form of cash and Company stock options. Three officers of the Company are directors of the Foundation. During the year ended July 31, 1994, the Company granted the Foundation 15,000 options to acquire an equal number of shares of the Company's common stock at an exercise price, per share, of $9.75.

14.       Joint Venture with Elan Corporation plc:

          During October 1995, the Company and Elan reached agreement which provided for, among other things, the formation of an equally owned joint venture ("Ebbisham Ltd" or the "JV") to jointly research, develop and market products. The terms of the agreement provide for Elan to initially finance the JV,with the Company and Elan both contributing technology. It is anticipated that future financing needs of the JV will be shared equally by the Company and Elan. The agreement also provided for Elan to reimburse the Company $3 million for certain research and development costs incurred prior to December 1995 and for the JV to reimburse the Company for services performed by the Company on behalf of the JV. Subseqent to December 1995, such reimbursement totaled approximately $4.0 million for the year ended July 31, 1997.


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

          During September 1996, the Company and Elan finalized the formation of the JV and entered into a license agreement. The license agreement provides for the JV to license certain technology from the Company and for the Company to perform certain research and development on behalf of the JV in consideration for defined amounts. In connection with the license agreement, the Company is also entitled to royalty income based on future sales of licensed products by the JV, as defined.



                                         Continued
                                           F-19

--------------------------------------------------------------------------------



                              EMISPHERE TECHNOLOGIES, INC.

                      NOTES TO FINANCIAL STATEMENTS , CONTINUED

                             -------------------------------

    Selected financial data of the JV is as follows:

     Balance Sheet Data at July 31, 1997

                Assets:

    Cash                                                   $       708,424
                                                           ===============
        Liabilities and Shareholders' Deficit:
    Accounts payable (1)                                   $     1,288,335
    Subordinated debt                                            4,500,000
    Shareholders' deficit                                        5,079,911
                                                           ---------------
                                                           $       708,424
                                                           ===============
          (1) Includes $648,786 due the Company

     Statement of Operations Data for the period from the commencement of operations (September 26, 1996) to July 31, 1997



    Total revenue                                          $       72,045
    Total expenses (2)                                          5,171,956
                                                           ---------------
    Net loss                                               $   (5,099,911)
                                                           ===============
       (2) Includes $4,002,106 related to services performed by the Company on behalf of the JV for the period ended
            July 31, 1997.


15.      Research Collaboration and Option Agreement with Eli Lilly and Company:

         During February 1997 (the "Effective Date") the Company and Lilly entered into a Research Collaboration and Option Agreement (the "Lilly Agreement") to combine Lilly's therapeutic protein and formulation capabilities with the Company's technologies ("Research Program"). The initial term of the Lilly Agreement is eighteen months from the Effective Date, with an option for an extension of an additional six months. Any extensions beyond twenty-four months must be approved by the Company and Lilly.


                                   Continued
                                      F-20


--------------------------------------------------------------------------------


                          EMISPHERE TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS , CONTINUED

                          -----------------------------



         Pursuant to the Lilly Agreement, the Company granted to Lilly a series of options, each to acquire an exclusive, worldwide license (the "License Agreements") to use the Company's technologies to develop products using two of Lilly's therapeutic proteins (the "Lilly Proteins"). Options relating to the Lilly proteins expire from one to two years from the Effective Date, subject to certain extensions.

         During the initial term, and if applicable, the extension period, Lilly will provide quarterly payments in advance to the Company for work performed by the Company in connection with the Research Program. Such payments are recorded by the Company as deferred revenue when received and as revenue as the related work is performed. For the year ended July 31, 1997,revenue recognized from the Lilly Agreement totalled
         $ 1,250,000. If Lilly decides to expand the scope of the research program, payments will increase, as defined. In addition, the License Agreement provide for future payments in the event certain milestones are achieved, as defined, as well as royalty payments if a commercial product results from the collaboration. However, if Lilly contributes to the Company's technology, Lilly will be entitle to a reduction in milestone and royalty payments, as defined.

         Either party may terminate the Lilly Agreement upon written notice to the other party that such party has breached the Agreement if, within 60 days of receipt of such notice, such breach has not been cured.




                                      F-21

------------------------------------------------------------------------------



                            REPORT OF INDEPENDENT ACCOUNTANTS




    To the Board of Directors and Stockholders of Emisphere Technologies, Inc.:


    Our report, which is based in part on work performed by other auditors, on the financial statements of Emisphere Technologies, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statements schedule listed in the index on page F-1 of this Form 10-K.

    In our opinion, based on our audits and the report of other auditors, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly,in all material respects, the information required to be included therein.



                                                  COOPERS & LYBRAND L.L.P.

    New York, New York
    October 28, 1997









                                  F-22

-------------------------------------------------------------------------------

                                        EMISPHERE TECHNOLOGIES, INC.

                                VALUATION and QUALIFYING ACCOUNTS and RESERVES

                                For years ended July 31, 1995, 1996 and 1997

             Col. A                   Col. B               Col. C                Col. D             Col. E
         --------------             ----------          -------------         ------------        -----------
                                                         Additions
                                                  ------------------------
                                                  Charged to     Charged
                                    Balance at     Costs and     to Other                         Balance at
                                     Beginning     Expenses     Accounts-     Deductions-           End of
           Description               of Period                   Describe       Describe            Period
---------------------------------   ------------  ------------  ----------    ------------        -----------
For the year ended July 31, 1995
       Allowance for Bad Debts -
           CTA Bio Services, Inc.   $   109,530                                $   109,530 (1)      $    -0-

For the year ended July 31, 1996
       Allowance for Bad Debts -
           CTA Bio Services, Inc.   $       -0-                                                     $    -0-

For the year ended July 31, 1997
       Allowance for Bad Debts -
           CTA Bio Services, Inc.   $       -0-                                                     $    -0-


  (1) In February 1995, CTA Bio Services, Inc. ceased operations. The loan was declared uncollectible and written off.




                                  F-23


--------------------------------------------------------------------------------




     Report of Independent Chartered Accountants to the shareholders' of Ebbisham Limited:

     We have audited the accompanying balance sheet of Ebbisham Limited as of July 31,1997, and the related statement of operations, shareholders deficit and cash flows for the period from the commencement of operations (September 26,1996) to July 31, 1997. These financial statements are the responsibility of the company's directors and management.Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ebbisham Limited at July 31, 1997, and the results of its operations and its cash flows for the period from the commencement of operations (September 26, 1996) to July 31, 1997, in conformity with accounting principles generally accepted in the United States.


                                                              KPMG
                                                     Chartered Accountants

     Dublin, Ireland
     October 28,1997





                                      F-24

--------------------------------------------------------------------------------


                               EBBISHAM LIMITED

                                  BALANCE SHEET
                                  July 31, 1997

                                                              July 31,1997
                                                   Note
                                  Assets

Current assets:
   Cash and cash equivalents                                   $    708,424
                                                               ------------
          Total assets                                         $    708,424
                                                               ============


                 Liabilities and shareholders' deficit
Current liabilities

   Accounts payable                                  2         $   1,288,335
                                                                 -----------
         Total current liabilities                                 1,288,335
                                                                 ------------

   Subordinated debt                                 3             4,500,000
                                                                 ------------
   Shareholders  deficit

   "A" Ordinary shares, par value $1.00 per share,
   5,000,000 authorized, 10,000 shares issued and
   outstanding at July 31,1997                                        10,000

   "B" Ordinary shares, par value $1.00 per share,
   5,000,000 authorized, 10,000 shares issued and
   outstanding at July 31, 1997                                       10,000

   Accumulated deficit                                            (5,099,911)
                                                                  -----------
   Shareholders' deficit                                          (5,079,911)
                                                                  -----------
        Total liabilities and shareholders' deficit             $    708,424
                                                                =============

   The accompanying notes are an integral part of these financial statements



                                      F-25



--------------------------------------------------------------------------------


                                  EBBISHAM LIMITED

                              STATEMENT OF OPERATIONS

                                                      Period from the
                                                      commencement of
                                                    operations (September
                                                        26, 1996) to
                                                        July 31, 1997
                                                     --------------------
   Cost and expenses

      Research and development                         $   (5,171,956)
                                                       ---------------
             Operating loss                                (5,171,956)
                                                       ---------------
      Interest income                                          72,045
                                                       ---------------
             Net loss                                  $   (5,099,911)
                                                       ===============


   The accompanying notes are an integral part of these financial statements


                                   F-26

-------------------------------------------------------------------------------

                              EBBISHAM LIMITED

                      STATEMENT OF SHAREHOLDERS  DEFICIT
                  Period from the commencement of operations
                     (September 26, 1996) to July 31,1997

                                        Number of          Share         Accumulated
                                          Shares          capital           deicit               Total amount
                                        ----------      ----------       ------------          -------------
    Balance at September 26, 1996             -             -                    -                      -

    Share capital issued                   20,000       $  20,000                -             $      20,000

    Net loss for period                        -              -          $  (5,099,911)           (5,099,911)
                                        ----------      ---------        --------------        --------------
    Balance at 31 July 1997                20,000       $  20,000        $  (5,099,911)        $  (5,079,911)
                                        ==========      =========        ==============        ==============

   The accompanying notes are an integral part of these financial statements


                                    F-27

--------------------------------------------------------------------------------


                               EBBISHAM LIMITED

                            STATEMENT OF CASH FLOWS

                                                       Period from the
                                                        commencement of
                                                          operations
                                                      (September 26, 1996)
                                                              to
                                                         July, 31 1997


 Cash flows from operating activities

    Net loss                                            $    (5,099,911)

     Change in assets and liabilities:
       Increase in accounts payable                           1,288,335
                                                        ----------------
          Net cash provided by operating activities          (3,811,576)
                                                        -----------------
 Cash flows from financing activities

     Proceeds from issuance of share capital                     20,000
     Proceeds from issuance of subordinated debt              4,500,000
                                                         ---------------
           Net cash provided by financing activities          4,520,000
                                                         ---------------
           Net increase in cash and cash equivalents            708,424

 Cash and cash equivalents at beginning of year                      -
                                                         ---------------
 Cash and cash equivalents at end of year                $      708,424
                                                         ===============


  The accompanying notes are an integral part of these financial statements


                                 F-28

--------------------------------------------------------------------------------


                             Ebbisham Limited
                      Notes to the financial statements


1.       Statement of accounting policies:

         Basis of preparation:
         ---------------------
         The accounting policies followed in the preparation of the accompanying financial statements are in conformity with generally accepted accounting principles in the United States.

         The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that effect reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.

         The directors of the company are satisfied that the shareholders will make sufficient resources available to the company to ensure that it will continue in operation for a period of at least twelve months from the date of approval of these financial statements.

         Research and development:
         -------------------------
         Research and development is charged to operations as incurred.

         Cash and cash equivalents:
         ---------------------------
         Cash and cash equivalents include cash and highly liquid investments with initial maturities of three months or less.

         Taxation:
         ---------

         The Company did not earn a profit in the period and incurred no tax liability. The Company is currently developing an oral heparin product. Assuming this development is successful and the Company earns profits, they will not be subject to tax under Irish law, as the profits will be derived from products developed under patents.

2.       Accounts payable:

                                                      July 31,1997
                                                      ------------

             Amounts owed to related parties           $ 1,288,335
                                                      ============

3.       Subordinated debt:

         On September 26, 1996 the Company issued $4,500,000 of subordinated debt to Elan Corporation plc which is repayable on September 26, 2006.

         Interest is payable on the debt only when the company has sufficient accumulated distributable reserves and has earned a profit, after tax, in the preceding financial year of not less the $100,000. The rate of interest in a given financial year is as follows:

             (a) 5% if profits after tax for that financial year exceed $100,000 but do not exceed $5,000,000

             (b) 10% if profits after tax for that financial year exceed
                 $5,000,000 but do not exceed $10,000,000.

             (c) 15% if profits after tax for that financial year exceed
                 $10,000,000.

         The debt is subordinated to the claims of all other creditors of Ebbisham Limited.


                                         F-29

--------------------------------------------------------------------------------



                                     Ebbisham Limited
                       Notes to the financial statements, continued



4.    Fair Value of financial instruments:

      The following methods and assumptions were used to estimate the fair value of each material class of financial instruments:

      The carrying amount of the following financial instruments approximates fair value due to the short term maturity of these instruments - cash and cash equivalents and accounts payable.

      The carrying amount of the subordinated debt equates to its fair value as it is redeemable at face value.


5.    Concentration of risk and related parties:

      The Company will require significant amounts of finance to fund its operations. To date, all funding has been provided by the Company's shareholders, Elan Corporation, plc and Emisphere Technologies, Inc. However, as of July 31, 1997, there is no formal agreement in place which would require either shareholder to provide further funding. The directors of the Company are satisfied that the shareholders will make sufficient resources available to the Company to ensure that it will continue in operation for a period of at least twelve months from the date of approval of these financial statements.

      The Company has entered into certain agreements with Elan and Emisphere relating to research and development activities. In the period from September 26, 1996 to July 31, 1997 the Company incurred research and development cost of $ 1,172,223 payable to Elan and further research and development cost of approximately $4,000,000 payable to Emisphere.



                                    F-30

-------------------------------------------------------------------------------
                       EXHIBIT INDEX

                                                  Incorporated by
Exhibit                                            Reference (1)

 (3) - Restated Certificate of Incorporation of
       the Company
     - By-Laws of the Company                           A
 (4) - Rights Agreement dated as of February 23,        B
       1996 between the Company and Continental
       Stock Transfer & Trust Company
(10) - 1991 Stock Option Plan, as amended                 (2)
     - Stock Option Plan for Outside Directors, as        (2)
       amended
     - Employee Stock Purchase Plan                     C (2)
     - Non-Qualified Employee Stock Purchase Plan       C (2)
     - 1995 Non-Qualified Stock Option Plan, as           (2)
       amended
     - Employment Agreement dated as of October 6,      C (2)
       1995 between Michael M. Goldberg and the
       Company
     - Stock Option Agreements dated as of January      C (2)(3)
       1, 1991, February 15, 1991, December 1,
       1991, August 1, 1992 and October 6, 1995
       between Michael M. Goldberg and the
       Company
     - Employment Agreement dated as of October 6,      C (2)
       1995 between Sam J. Milstein and the
       Company
     - Stock Option Agreements dated as of January      C (2)(3)
       1, 1991, February 15, 1991, December 1,
       1991, August 1, 1992 and October 6, 1995
       between Sam J. Milstein and the Company
     - Purchase Agreement dated as of October 18,       C
       1995 by and between the Company and Elan
       International Services Limited
     - Letter Agreement dated as of September 26,       D
       1996 amending said Purchase Agreement
     - Warrant Agreement dated as of October 18,        C
       1995 by and between the Company and Elan
       International Services Limited
     - Registration Rights Agreement dated as of        C
       October 18, 1995 by and between the
       Company and Elan International Services
       Limited
     - Joint Venture Agreement dated as of              D
       September 26, 1996 by and among Elan
       Corporation plc, the Company and Ebbisham
       Limited
     - License Agreement dated as of September 26,      D
       1996 by and between Ebbisham Limited and
       Elan Corporation plc
     - License Agreement dated as of September 26,      D
       1996 by and between Ebbisham Limited and
       the Company
     - Stock Instrument dated as of September 26,       D
       1996 by and between Ebbisham Limited and
       Elan Corporation plc
     - Memorandum and Articles of Association of        D
       Ebbisham Limited
     - Letter Agreement dated as of September 26,       D
       1996 by and among Elan Corporation plc,
       the Company and Ebbisham Limited
     - Research Collaboration and Option Agreement      A
       dated as of February 26, 1997 between the
       Company and Eli Lilly and Company
(11) - Statement re computation of per share
       earnings
(23) - Consent of Coopers & Lybrand L.L.P.
     - Consent of KPMG
(27) - Financial Data Schedule
___________________
(1) If not filed herewith, filed with a corresponding exhibit number as an exhibit to the document referred to by letter as follows:
  A. Quarterly Report on Form 10-Q/A (Amendment No.1) for the quarter ended January 31, 1997.
  B. Current Report on Form 8-K dated March 5, 1996.
  C. Annual Report  on Form  10-K for  the fiscal year ended
     July 31, 1995.
  D. Annual Report  on Form  10-K for  the fiscal year ended
     July 31, 1996.
(2)  Management contract or compensatory plan or arrangement
(3) Omitted in part pursuant to Instruction 2 of Item 601 of Regulation S-K.


-------------------------------------------------------------------------------



                            Exhibit 3

       Restated Certificate of Incorporation of the Company





-----------------------------------------------------------------------------


                                                      Exhibit 3

                RESTATED CERTIFICATE OF INCORPORATION

                                  OF

                     EMISPHERE TECHNOLOGIES, INC.


           Under Section 245 of the General Corporation Law





        The  undersigned   President  and   Secretary   of   Emisphere

Technologies,  Inc.   (the  "Corporation"),  a  corporation  that  was

originally  incorporated   under  the   name   Clinical   Technologies

Associates, Inc.,  that had  its original certificate of incorporation filed with the Secretary of State of the State of Delaware on July 21,

1986 and that is currently existing under and by virtue of the General

Corporation Law of the State of Delaware, DOES HEREBY CERTIFY that, in

accordance  with   the  provisions  of  Section  245  of  the  General

Corporation Law of the State of Delaware, this Restated Certificate of

Incorporation restates  and integrates  and does not further amend the

Corporation's certificate  of incorporation  as heretofore  amended or supplemented and that there is no discrepancy between those provisions and the provisions of this Restated Certificate of Incorporation:

      FIRST:   The name  of  the  corporation  (hereinafter  sometimes
called the "Corporation") is Emisphere Technologies, Inc.

      SECOND: The address of the Corporation's registered office in the State of Delaware is 1013 Centre Road, Wilmington, County of New Castle, Delaware 19805. The name of its registered agent at such address is United States Corporation Company.

      THIRD: The nature of the business and of the purposes to be conducted and promoted by the Corporation, which shall be in addition to the authority of the Corporation to conduct any lawful business, to promote any lawful purpose, and to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware, is as follows:

      To acquire by purchase, subscription, contract or otherwise, and to invest in, hold for investment or otherwise, to pledge and otherwise realize upon and to sell, contract to sell and dispose of all forms of securities, real and personal property, including, but not limited to, shares, stocks, bonds, debentures, notes, warrant, rights, options, certificates of deposit, mortgages, evidences of indebtedness, certificates of indebtedness and certificates of interest issued or created, or to be issued or created in any and all parts of the world by corporations, associations, partnerships, trustees, syndicates, individuals, governments, states, municipalities and other political and governmental divisions and subdivisions, or by any combinations, organizations or entities whatsoever, irrespective of their form or the name by which they may be described, and all trust, participation, and other certificates of, and receipts evidencing interest in, any such securities, to exercise any and all rights, powers and privileges of individual ownership or interest in respect of any and all such securities, real and personal property, and options or other evidences of interest, including the right to vote thereon and to consent and otherwise act with respect thereto; to operate and manage the business of any entity whose securities it holds, to do. any and all acts and things for the preservation, protection, improvement and enhancement in value of any and all such securities, or evidences of interest therein.

      To purchase, receive, taken by grant, gift, devise, bequest or otherwise, lease or otherwise acquire, own, hold, improve, employ, use and otherwise deal in and with real or personal property, or any interest therein; wherever situated, and to sell, convey, lease, exchange, transfer or otherwise dispose of, or mortgage or pledge, all or any of its property and assets, or any interest therein, wherever situated.

      To engage generally in the real estate business as principal, agent, broker, and in any lawful capacity, and generally to take, lease, purchase, or otherwise handle, manage, operate, deal in and dispose of, real estate, real property, lands, multiple-dwelling structures, houses, buildings and other works and any interest or right therein; to take, lease, purchase or otherwise acquire, and to own, use, hold, sell, convey, exchange, hire, lease, pledge, mortgage, and otherwise handle, and deal in and dispose of, as principal, agent, broker, and in any lawful capacity, such personal property, chattels, chattels real, rights, easements, privileges, choses in action, notes, bonds, mortgages and securities as may lawfully be acquired, held, or disposed of; and to acquire, purchase, sell, assign, transfer, dispose of, and generally deal in and with, as principal, agent, broker, and in any lawful capacity, mortgages and other interests in real, personal, and mixed properties; to carry on a general construction, contracting, building and realty management business as principal, agent, representative, contractor, subcontractor, and in any other lawful capacity.

      To carry on a general mercantile, industrial, investing, and trading business in all its branches; to devise, invent, manufacture, fabricate, assemble, install, service, maintain, alter, buy, sell, import, export, license as licensor or licensee, lease as lessor or lessee, distribute, job, enter into, negotiate, execute, acquire, and assign contracts in respect of acquire, receive, grant and assign licensing arrangements, as principal, and as sales, business, special, or general agent, representative broker, factor, merchant, distributor, jobber, advisor, and in any other lawful capacity, goods, wares, merchandise, commodities, and unimproved, furnished, processed, and other real, personal, and mixed property of any and all kinds, together with the components, resultants, and by-products thereof.

      To apply for, register, obtain, purchase, lease, take licenses in respect of, or otherwise acquire, and to hold, own, use, operate, develop, enjoy, turn to account, grant licenses, franchises and immunities in respect of, manufacture under and to introduce, sell, assign, mortgage, pledge or otherwise dispose of, and, in any manner deal with and contract with reference to:

        (i) inventions,  devices,   formulae,   processes,   and   any
      improvements and modifications thereof;

        (ii) letters patent, patent rights, patented processes, copyrights, designs and similar rights, trade-marks, trade names, trade symbols and other indications of origin and ownership granted by or recognized under the laws of the United States of America, the District of Columbia, any state or subdivision thereof, and any commonwealth, territory, possession, dependency, colony, agency or instrumentality of the United States of America and of any foreign country, and all rights connected therewith or appertaining thereunto;

        (iii)  franchises, licenses, grants and concessions.

      To guarantee, purchase, take, receive, subscribe for, and otherwise acquire, own, hold, use, and otherwise, employ, sell, lease, exchange, transfer, and otherwise dispose of, mortgage, lend, pledge, and otherwise deal in and with, securities (which term, for the purpose of this Article THIRD, includes, without limitation of the generality thereof, any shares of stock, bonds, debentures, notes, mortgages, other obligations, and any certificates, receipts or other instruments representing rights to receive, purchase or subscribe for the same, or representing any other rights or interests therein or in any property or assets) of any persons, domestic and foreign firms, associations, and corporations, and by any government or agency or instrumentality thereof; to make payment therefor in any lawful manner; and, while owner of any such securities, to exercise any and all rights, powers and privileges in respect thereof, including the right to vote.

      To make, enter into, perform and carry out contracts of every kind and description with any person, firm, association, corporation or government or agency or instrumentality thereof.

      To acquire by purchase, exchange or otherwise, all, or any part of, or any interest in, the properties, assets, business and good will of any one or more persons, firms, associations or corporations heretofore or hereafter engaged in any business for which a corporation may now or hereafter be organized under the laws of the State of Delaware; to pay for the same in cash, property or its own or other securities; to hold, operate, reorganize, liquidate, sell or in any manner dispose of the whole or any part thereof; and in connection therewith, to assume or guarantee performance liabilities, obligations or contracts of such persons, firms, associations or corporations, and to conduct the whole or in part of any business thus acquired.

      To lend money in furtherance of its corporate purposes and to invest and reinvest its funds from time to time to such extent, to such persons, firms, associations, corporations, governments or agencies or instrumentalities thereof, and on such terms and on such security, if any, as the Board of Directors of the Corporation may determine.

      To make contracts of guaranty and suretyship of all kinds and endorse or guarantee the payment of principal, interest or dividends upon, and to guarantee the performance of sinking fund or other obligations of, any securities, and to guarantee in any way permitted by law the performance of any of the contracts or other undertakings in which the Corporation may otherwise be or become interested, of any persons, firm, association, corporation, government or agency or instrumentality thereof, or of any other combination, organization or entity whatsoever.

      To borrow money without limit as to amount and at such rates of interest as it may determine; from time to time to issue and sell its own securities, including its shares of stock, notes, bonds, debentures, and other obligations, in such amounts, on such terms and conditions, for such purposes and for such prices, now or hereafter permitted by the laws of the State of Delaware and by this Certificate of Incorporation, as the Board of Directors of the Corporation may determine; and to secure any of its obligations by mortgage, pledge or other encumbrance of all or any of its property, franchises and income.

      To be a promoter or manager of other corporations of any type or kind; and to participate with others in any corporation, partnership, limited partnership, joint venture, or other association of any kind, or in any transaction, undertaking or arrangement which the Corporation would have power to conduct by itself, whether or not such participation involves sharing or delegation of control with or to others.

      To draw, make, accept, endorse, discount, execute, and issue promissory notes, drafts, bills of exchange, warrants, bonds, debentures, and other negotiable or transferable instruments and evidences of indebtedness whether secured by mortgage or otherwise, as well as to secure the same by mortgage or otherwise, so far as may be permitted by the laws of the State of Delaware.

      To purchase, receive, take, reacquire or otherwise acquire, own and hold, sell, lend, exchange, reissue, transfer or otherwise dispose of, pledge, use, cancel, and otherwise deal in and with its own shares and other securities from time to time to such an extent and in such manner and upon such terms as the Board of Directors of the Corporation shall determine; provided that the Corporation shall not use its funds or property for the purchase of its own shares of capital stock when its capital is impaired or when such use would cause any impairment of its capital, except to the extent permitted by law.

      To organize, as an incorporator, or cause to be organized under the laws of the State of Delaware, or of any other state of the United States of America, or of the District of Columbia, or of any commonwealth, territory, dependency, colony, possession, agency or instrumentality of the United States of America, or of any foreign country, a corporation or corporations for the purpose of conducting and promoting any business or purpose for which corporations may be organized, and to dissolve, wind up, liquidate, merge or consolidate any such corporation or corporations or to cause the same to be dissolved, wound up, liquidated, merged or consolidated.

      To conduct its business, promote its purposes, and carry on its operations in any and all of its branches and maintain offices both within and without the State of Delaware, in any and all States of the United States of America, in the District of Columbia, and in any or all commonwealths, territories, dependencies, colonies, possessions, agencies or instrumentalities of the United States of America and of foreign governments.

      To promote and exercise all or any part of the foregoing purposes and powers in any and all parts of the world, and to conduct its business in all or any of its branches as principal, agent, broker, factor, contractor, and in any other lawful capacity, either alone or through or in conjunction with any corporations, associations, partnerships, firms, trustees, syndicates, individuals, organizations, and other entities in any part of the world, and, in conducting its business and promoting any of its purposes, to maintain offices, branches and agencies in any part of the world, to make and perform any contracts and to do any acts and things, and to carry on any business, and to exercise any powers and privileges suitable, convenient, or proper for the conduct, promotion, and attainment of any of the business and purposes herein specified or which at any time may be incidental thereto or may appear conducive to, or expedient for, the accomplishment of any of such business and purposes and which might be engaged in or carried on by a corporation incorporated or organized under the General Corporation Law of the State of Delaware, and to have and exercise all of the powers conferred by the laws of the State of Delaware upon corporations incorporated or organized under the General Corporation Law of the State of Delaware.

      The foregoing provisions of this Article THIRD shall be construed both as purposes and powers and each as an independent purpose and power. The foregoing enumeration of specific purposes and powers of the Corporation, and the purposes and powers herein specified shall, except when otherwise provided in this Article THIRD, be in no wise limited or restricted by reference to, or interference from the terms of any provision of this Article of this Certificate of Incorporation; provided, that the Corporation shall not conduct any business, promote any purpose, or exercise any power or privilege within the State of Delaware which, under the laws thereof, the Corporation may not lawfully conduct, promote, or exercise.

      FOURTH: The total number of shares of stock which the Corporation shall have the authority to issue is Twenty-One Million (21,000,000), consisting of 20,000,000 shares of common stock, $.01 par value per share, and 1,000,000 shares of preferred stock, $.01 par value per share.

      FIFTH: The Board of Directors is hereby authorized to issue the Preferred Stock in series, and to fix and determine the voting powers, designate preferences, rights, qualifications and other terms of the Preferred Stock pursuant to Section 151 of the Delaware General Corporation Law.

      SIXTH: By resolution adopted by the Board of Directors of the Corporation (hereinafter called the "Board of Directors" or the "Board") at a meeting of the Board duly held on February 23, 1996, the Board of Directors has created a series of Preferred Stock with the designation and number of shares and the relative rights, preferences, and limitations thereof as follows:

        Series A Junior Participating Cumulative Preferred Stock:

        Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Junior Participating Cumulative Preferred Stock" (the "Series A Preferred Stock"). The number of shares initially constituting the Series A Preferred Stock shall be 200,000; provided, however, that if more than a total of 200,000 shares of Series A Preferred Stock shall be issuable upon the exercise of Rights (the "Right") issued pursuant to the Rights Agreement dated as of February 23, 1996, between the Corporation and Continental Stock Transfer & Trust Company, as Rights Agent (the "Rights Agreement"), the Board of Directors of the Corporation, pursuant to Section 151(g) of the General Corporation Law of the State of Delaware, shall direct by resolution or resolutions that a certificate be properly executed, acknowledged, filed and recorded, in accordance with the provisions of Section 103 thereof, providing for the total number of shares of Series A Preferred Stock authorized to be issued to be increased (to the extent that the Certificate of Incorporation then permits) to the largest number of whole shares (rounded up to the nearest whole number) issuable upon exercise of such Rights. Such number of shares may be decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation convertible into Series A Preferred Stock.

        Section 2.  Dividends and Distributions.

        (A) Subject to the rights of the holders of any shares of any series of Preferred Stock (or any similar stock) ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of Common Stock, par value $.01 per share (the "Common Stock"), of the Corporation, and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $1 or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

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

        Section 3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

        (A) Subject to the provision for adjustment hereinafter set forth, each share of Series A Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock into a greater or lesser number of shares of Common Stock), then in each such case the number of votes per share to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

        (B) Except as otherwise provided herein, in any other Certificate of Designations creating a series of Preferred Stock or any similar stock, or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

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

        Section 4.  Certain Restrictions.

        (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

            (i) declare or pay dividends, or make any other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;

            (ii) declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except dividends paid ratably on the Series A Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

            (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding
        up) to the Series A Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock; or

            (iv) redeem or purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

        () The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

        Section . Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the
  Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock subject to the conditions and restrictions on issuance set forth herein, in the Certificate of Incorporation, or in any other Certificate of Designations creating a series of Preferred Stock or any similar stock or as otherwise required by law.

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

        Section 7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series A Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount of stock, securities, cash and/or any property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event. In the event both this Section 7 and Section 2 appear to apply to a transaction, this Section 7 shall control.

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

        Section 10. Fractional Shares. The Series A Preferred Stock shall be issuable upon exercise of the Rights issued pursuant to the Rights Agreement in whole shares or in any fraction of a share that is one one-hundredths (1/100ths) of a share or any integral multiple of such fraction which shall entitle the holder, in proportion to such holder's fractional shares, to receive dividends, exercise voting rights, participate in distributions and to have the benefit of all other rights of holders of Series A Preferred Stock. In lieu of fractional shares, the Corporation, prior to the first issuance of a share or a fraction of a share of Series A Preferred Stock, may elect
  (l) to make a cash payment as provided in the Rights Agreement for fractions of a share other than one one-hundredths (1/100ths) of a share or any integral multiple thereof or (2) to issue depository receipts evidencing such authorized fraction of a share of Series A Preferred Stock pursuant to an appropriate agreement between the Corporation and a depository selected by the Corporation; provided that such agreement shall provide that the holders of such depository receipts shall have all the rights, privileges and preferences to which they are entitled as holders of the Series A Preferred Stock.

        Section 11. Amendment. The Certificate of Incorporation of the Corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock, voting together as a single class.

      SEVENTH: No holder of any of the shares of the stock of the Corporation, whether now or hereafter authorized and issued, shall be entitled as of right to purchase or subscribe for (i) any unissued stock of any class, or (ii) any additional shares of any class to be issued by reason of any increase in the authorized capital stock of the Corporation of any class, or (iii) bonds, certificates of indebtedness, debentures or other securities convertible into stock of the Corporation, or carrying any right to purchase stock of any class, but any such unissued stock or such additional authorized issue of any stock or of other securities convertible into stock, or carrying any right to purchase stock, may be issued and disposed of pursuant to resolution of the Board of Directors to such persons, firms, corporation or associations and upon such terms as may be deemed advisable by the Board of Directors in the exercise of its discretion.

      EIGHTH:  The Corporation is to have perpetual existence.

      NINTH: Whenever a compromise or arrangement is proposed between the Corporation and its creditors or any class of them and/or between the Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of the Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for the Corporation under the provisions of
Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution of Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or the stockholders or class of stockholders of the Corporation, as the case may be to be summoned in such manner as the said court directs. If a majority in number representing three-fourth in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of the Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of the Corporation, as the case may be, and also on the Corporation.

      TENTH: For the management of the business and for the conduct of the affairs of the Corporation, and in further definition, limitation and regulation of the powers of the corporation and of its directors and of its stockholders or any class thereof, as the case may be, it is further provided:

      (a) The management of the business and the conduct of the affairs of the Corporation, including the election of the Chairman of the Board of Directors, if any, the President, the Treasurer, the Secretary, and other principal officers of the Corporation, shall be vested in its Board of Directors. The number of directors which shall constitute the whole Board of Directors shall be fixed by, or in the manner provided in, the By-Laws. The phrase "whole Board" and the phrase "total number of directors" shall be deemed to have the same meaning, to wit, the total number of directors which the Corporation would have if there were no vacancies. No election of directors need be by written ballot.

      (b) The power to make, alter, or repeal the By-Laws, and to adopt any new By-Law, except a By-Law classifying directors for election for staggered terms, shall be vested in the Board of Directors.

      (c) Whenever the Corporation shall be authorized to issue only one class of stock, each outstanding share shall entitle the holder thereof to notice of, and the right to vote at, any meeting of stockholders. Whenever the Corporation shall be authorized to issue more than one class of stock, no outstanding share of any class of stock which is denied voting power under the provisions of the Certificate of Incorporation shall entitle the holder thereof to notice of, and the right to vote at, any meeting of stockholders, except as the provisions of paragraph (c) (2) of Section 242 of the General Corporation Law shall otherwise require.

      (d) In lieu of taking any permissive or requisite action by vote at a meeting of stockholders, any such vote and any such meeting may be dispensed with if stockholders holding at least the minimum percentage of the votes required to be cast to authorize any such action under the provisions of the General Corporation Law shall consent in writing, setting forth the action so taken, to any such corporate action being taken; provided, that prompt notice be given to all stockholders entitled to vote on any such action who have not consented in writing.

      ELEVENTH: No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers or have a financial interest, shall be void solely for this reason, or solely because the director or officer is present at, or participates in, the meeting of the Board of Directors or a committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if:

        (i) The material facts as to his interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board or committee in good faith authorizes the contract or transaction by a vote sufficient for such purpose without counting the vote of the interested director or directors; or

        (ii) The material facts as to his interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

        (iii) The contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof, or the stockholders.

Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

      TWELFTH: (a) The Corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

      (b) The Corporation shall have power to indemnify any person who was or is party or is threatened to be made a party to any threatened pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation unless, and only to the extent that, the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

      (c) To the extent that a director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in paragraphs
(a) and (b), or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

      (d) Any indemnification under paragraphs (a) and (b) (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in paragraphs (a) and (b). Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of director who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if
obtainable  a   quorum  of  disinterested  directors  so  directs,  by
independent legal counsel in a written opinion, or (3) by the stockholders.

      (e) Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors in the specific case upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the Corporation as authorized in this Article.

      (f) The indemnification provided by this Article shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any By-Law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

      (g) The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against and incurred by him in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article.

      (h) The personal liability of the directors of the Corporation is hereby eliminated to the fullest extent permitted by paragraph 7 of subsection (b) of Section 102 of the General Corporation Law of the State of Delaware, as same may be amended and supplemented.

      THIRTEENTH: To the fullest extent permitted by the Delaware General Corporation Law as the same exists or may hereafter be amended, a director of the Corporation shall not be liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director.

      FOURTEENTH: From time to time any of the provisions of this Certificate of Incorporation may be amended, altered or repealed, and other provisions authorized by the laws of the State of Delaware at the time in force may be added or inserted in the manner and at the time prescribed by said laws, and all rights at any time conferred upon the stockholders of the Corporation by this Certificate of Incorporation are granted subject to the provisions of this Article FOURTEENTH.



        IN WITNESS WHEREOF, this Restated Certificate of Incorporation is executed  on  behalf  of  the  Corporation  by  its  President  and

Secretary this 24th day of June, 1997.


                                     /s/ Sam J. Milstein
                                    Sam J. Milstein, Ph.D.
                                 President, Chief Scientific
                                    Officer and Secretary


------------------------------------------------------------------------------




                              Exhibit 10

                   1991 Stock Option Plan, as amended


------------------------------------------------------------------------------

                                                    Exhibit 10
                     EMISPHERE TECHNOLOGIES, INC.

                        1991 STOCK OPTION PLAN

                              as amended

                           January 29, 1997


   1. Purpose. The purpose of the Emisphere Technologies, Inc. 1991 Stock Option Plan (the "Plan") is to enable Emisphere Technologies, Inc. (the "Company") and its stockholders to secure the benefits of common stock ownership by key personnel of the Company and its subsid-iaries. The Board of Directors of the Company (the "Board") believes that the granting of options under the Plan will foster the Company's ability to attract, retain and motivate those individuals who will be largely responsible for the continued profitability and long-term future growth of the Company.

   2. Stock Subject to the Plan. The Company may issue and sell a total of 1,400,000 shares of its common stock, $.01 par value (the "Common Stock"), pursuant to the Plan. Such shares may be either authorized and unissued or held by the Company in its treasury. New options may be granted under the Plan with respect to shares of Common Stock which are covered by the unexercised portion of an option which has terminated or expired by its terms, by cancellation or otherwise.

   3. Administration. The Plan will be administered by a committee (the "Committee") consisting of at least two directors appointed by and serving at the pleasure of the Board. If a Committee is not so established, the Board will perform the duties and functions ascribed herein to the Committee. To the extent required by the applicable provisions of Rule 16(b)-3 under the Securities Exchange Act of 1934, no member of the Committee shall have received an option under the Plan or any other plan within one year before his or her appointment or such other period as may be prescribed by said Rule. Subject to the provisions of the Plan, the Committee, acting in its sole and absolute discretion, will have full power and authority to grant options under the Plan, to interpret the provisions of the Plan and option agreements made under the Plan, to supervise the administration of the Plan, and to take such other action as may be necessary or desirable in order to carry out the provisions of the Plan. A majority of the members of the Committee will constitute a quorum. The Committee may act by the vote of a majority of its members present at a meeting at which there is a quorum or by unanimous written consent. The decision of the Committee as to any disputed question, including questions of construction, interpretation and administration, will be final and conclusive on all persons. The Committee will keep a record of its proceedings and acts and will keep or cause to be kept such books and records as may be necessary in connection with the proper administration of the Plan.

   4. Eligibility. Options may be granted under the Plan to present or future key employees of the Company or a subsidiary of the Company (a "Subsidiary") within the meaning of Section 424(f) of the Internal Revenue Code of 1986 (the "Code"), and to consultants to the Company or a Subsidiary who are not employees. Options may not be granted to directors of the Company or a Subsidiary who are not also employees of or consultants to the Company and/or a Subsidiary. Subject to the provisions of the Plan, the Committee may from time to time select the persons to whom options will be granted, and will fix the number of shares covered by each such option and establish the terms and conditions thereof (including, without limitation, exercise price and restrictions on exercisability of the option or on the shares of Common Stock issued upon exercise thereof and whether or not the option is to be treated as an incentive stock option within the meaning of Section 422 of the Code (an "Incentive Stock option")).

   5. Terms and Conditions of Options. Each option granted under the Plan will be evidenced by a written agreement in a form approved by the Committee. Each such option will be subject to the terms and conditions set forth in this paragraph and such additional terms and conditions not inconsistent with the Plan (and, in the case of an Incentive Stock Option, not inconsistent with the provisions of the Code applicable thereto) as the Committee deems appropriate.

       (a) Option Exercise Price. In the case of an option which is not treated as an Incentive Stock Option, the exercise price per share may not be less than the par value of a share of Common Stock on the date the option is granted; and, in the case of an Incentive Stock Option, the exercise price per share may not be less than 100% of the fair market value of a share of Common Stock on the date the option is granted (110% in the case of an optionee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or a Subsidiary (a "ten percent shareholder")). For purposes hereof, the fair market value of a share of Common Stock on any date will be equal to the closing sale price per share as published by a national securities exchange on which shares of the Common Stock are traded on such date or, if there is no sale of Common Stock on such date, the average of the bid and asked prices on such exchange at the close of trading on such date or, if shares of the Common Stock are not listed on a national securities exchange on such date, the average of the bid and asked prices in the over the counter market at the close of trading on such date, or if the Common Stock is not traded on a national securities exchange or the over the counter market, the fair market value of a share of the Common Stock on such date as determined in good faith by the Committee.

       (b) Option Period. The period during which an option may be exercised will be fixed by the Committee and will not exceed ten years from the date the option is granted (five years in the case of an Incentive Stock Option granted to a "ten percent shareholder").

       (c)   Exercise of  Options.  No option will become exercisable
   unless the person to whom the option was granted remains in the continuous employ or service of the Company or a Subsidiary for at least one year (or for such other period as the Committee may designate) from the date the option is granted. Subject to earlier termination of the option as provided herein, unless the

   Committee determines otherwise, the option will become exercisable in accordance with the following schedule based upon the number of full years of the optionee's continuous employment or service with the Company or a Subsidiary following the date of grant:

           Full Years of       Incremental    Cumulative
           Continuous           Percentage    Percentage
           Employment/          of Option     of Option
           Service             Exercisable   Exercisable
           Less than 1              0%            0%
           1...                     20%           20%
           2...                     20%           40%
           3...                     20%           60%
           4...                     20%           80%
           5 or more                20%           100%

       All or part of the exercisable portion of an option may be exercised at any time during the option period, except that, without the consent of the Committee, no partial exercise of an option may be for less than 100 shares. An option may be exercised by transmitting to the Company (1) a written notice specifying the number of shares to be purchased, and (2) payment of the exercise price (or, if applicable, delivery of a secured obligation therefor), together with the amount, if any, deemed necessary by the Committee to enable the Company to satisfy its income tax withholding obligations with respect to such exercise (unless other arrangements acceptable to the Company are made with respect to the satisfaction of such withholding obligations).

       (d) Payment of Exercise Price. The purchase price of shares of Common Stock acquired pursuant to the exercise of an option granted under the Plan may be paid in cash and/or such other form of payment as may be permitted under the option agreement, including, without limitation, previously-owned shares of Common Stock. The Committee may permit the payment of all or a portion of the purchase price in installments (together with interest) over a period of not more than five years.

       (e) Rights as a Stockholder. No shares of Common Stock will be issued in respect of the exercise of an option granted under the Plan until full payment therefor has been made (and/or provided for where all or a portion of the purchase price is being paid in installments). The holder of an option will have no rights as a stockholder with respect to any shares covered by an option until the date a stock certificate for such shares is issued to him or her. Except as otherwise provided herein, no adjustments shall be made for dividends or distributions of other rights for which the record date is prior to the date such stock certificate is issued.

       (f) Nontransferability of Options. No option granted under the Plan may be assigned or transferred except by will or by the applicable laws of descent and distribution; and each such option may be exercised during the optionee's lifetime only by the optionee.

       (g) Termination of Employment or Other Service. If an optionee ceases to be employed by or to perform services for the Company and any Subsidiary for any reason other than death or disability (defined below), then each outstanding option granted to him or her under the Plan will terminate on the date three months after the date of such termination of employment or service (or, if earlier, the date specified in the option agreement). If an optionee's employment or service is terminated by reason of the optionee's death or disability (or if the optionee's employment or service is terminated by reason of his or her disability and the optionee dies within one year after such termination of employment or service), then each outstanding option granted to the optionee under the Plan will terminate on the date one year after the date of such termination of employment or service (or one year after the later death of a disabled optionee) or, if earlier, the date specified in the option agreement. For purposes hereof, the term "disability" means the inability of an optionee to perform the customary duties of his or her employment or other service for the Company or a Subsidiary by reason of a physical or mental incapacity which is expected to result in death or be of indefinite duration.

       (h) Incentive Stock Options. In the case of an Incentive Stock Option granted under the Plan, at the time the option is granted, the aggregate fair market value (determined at the time of grant) of the shares of Common Stock with respect to which Incentive Stock Options are exercisable for the first time by the optionee during any calendar year may not exceed $100,000.

       (i) Other Provisions. The Committee may impose such other conditions with respect to the exercise of options, including, without limitation, any conditions relating to the application of federal or state securities laws, as it may deem necessary or advisable.

6.  Capital Changes, Reorganization, Sale.

       (a) Adjustments Upon Changes in Capitalization. The aggregate number and class of shares for which options may be granted under the Plan, the number and class of shares covered by each outstanding option and the exercise price per share shall all be adjusted proportionately for any increase or decrease in the number of issued shares of Common Stock resulting from a split-up or consolidation of shares or any like capital adjustment, or the payment of any stock dividend.

       (b) Cash, Stock or Other Property for Stock. Except as provided in subparagraph (c) below, upon a merger (other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of Common Stock in the surviving corporation immediately after the merger), consolidation, acquisition of property or stock, separation, reorganization (other than a mere reincorporation or the creation of a holding company) or liquidation of the Company, as a result of which the shareholders of the Company receive cash, stock or other property in exchange for or in connection with their shares of Common Stock, any option granted hereunder shall terminate, but the optionee shall have the right immediately prior to any such merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation to exercise his or her option in whole or in part, whether or not the vesting requirements set forth in the option agreement have been satisfied.

       (c) Conversion of Options on Stock for Stock Exchange. If the shareholders of the Company receive capital stock of another corporation ("Exchange Stock") in exchange for their shares of Common Stock in any transaction involving a merger (other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of Common Stock in the surviving corporation immediately after the merger), consolidation, acquisition of property or stock, separation or reorganization (other than a mere reincorporation or the creation of a holding company), all options granted hereunder shall be converted into options to purchase shares of Exchange Stock unless the Company and the corporation issuing the Exchange Stock, in their sole discretion, determine that any or all such options granted hereunder shall not be converted into options to purchase shares of Exchange Stock but instead shall terminate in accordance with the provisions of subparagraph (b) above. The amount and price of converted options shall be determined by adjusting the amount and price of the options granted hereunder in the same proportion as used for determining the number of shares of Exchange Stock the holders of the Common Stock receive in such merger, consolidation, acquisition of property or stock, separation or reorganization. Unless the Board determines otherwise, the converted options shall be fully vested whether or not the vesting requirements set forth in the option agreement have been satisfied.

       (d) Fractional Shares. In the event of any adjustment in the number of shares covered by any option pursuant to the provisions hereof, any fractional shares resulting from such adjustment will be disregarded and each such option will cover only the number of full shares resulting from the adjustment.

       (e) Determination of Board to be Final. All adjustments under this paragraph 6 shall be made by the Board, and its determination as to what adjustments shall be made, and the extent thereof, shall be final, binding and conclusive. Unless an optionee agrees otherwise, any change or adjustment to an Incentive Stock Option shall be made in such a manner so as not to constitute a "modification" as defined in Section 424(h) of the Code and so as not to cause the optionee's Incentive Stock Option issued hereunder to fail to continue to qualify as an Incentive Stock Option.

   7. Amendment and Termination of the Plan. The Board may amend or terminate the Plan. Except as otherwise provided in the Plan with respect to equity changes, any amendment which would increase the aggregate number of shares of Common Stock as to which options may be granted under the Plan, materially increase the benefits under the Plan, or modify the class of persons eligible to receive options under the Plan shall be subject to the approval of the holders of a majority of the Common Stock issued and outstanding. No amendment or termination may affect adversely any outstanding option without the written consent of the optionee.

   8. No Rights Conferred. Nothing contained herein will be deemed to give any individual any right to receive an option under the Plan or to be retained in the employ or service of the Company or any Subsidiary.

   9.   Governing Law.   The  Plan and  each option agreement shall be
governed by the laws of the State of Delaware.

   10. Term of the Plan. The Plan shall be effective as of November 12, 1991, the date on which it was initially adopted by the Board, subject to the approval of the stockholders of the Company, which approval was granted on January 21, 1992. The amendment to the Plan increasing the number of shares available for issuance thereunder from 400,000 to 1,200,000 was adopted by the Board on May 9, 1994 and approved by the stockholders of the Company on December 20, 1994. The amendment to the Plan increasing the number of shares available for issuance thereunder from 1,200,000 to 1,400,000 was adopted by the Board on January 29, 1997 and approved by the stockholders of the Company on March 20, 1997. The Plan will terminate on November 11, 2001, unless sooner terminated by the Board. The rights of optionees under options outstanding at the time of the termination of the Plan shall not be affected solely by reason of the termination and shall continue in accordance with the terms of the option (as then in effect or thereafter amended).






-----------------------------------------------------------------------------



                                Exhibit 10

        Stock Option Plan for Outside Directors, as amended



-----------------------------------------------------------------------------



                                                  Exhibit 10

                  EMISPHERE TECHNOLOGIES, INC.

             STOCK OPTION PLAN FOR OUTSIDE DIRECTORS

                           as amended

                        January 29, 1997


1.   Purpose

    The purpose of the Stock Option Plan for Outside Directors (the "Plan") of Emisphere Technologies, Inc. (the "Company") is to enable the Company to attract and compensate eligible directors of the Company and to encourage the highest level of performance by providing such persons with a proprietary interest in the Company's success and progress.

2.   Shares Subject to the Plan

    The Company may issue and sell a maximum of 450,000 shares of the Company's Common Stock, par value $.0l per share (the "Common Stock"), pursuant to options granted under the Plan. Such shares may include shares that have been subject to unexercised options, whether terminated or expired by their terms, by cancellation or otherwise.

3.   Administration of the Plan

    The Plan shall be administered by the Board of Directors of the Company (the "Board") or by a committee of the Board consisting of two or more members of the Board appointed by the Board. The interpretation and construction by the Board or such committee of any provisions of the Plan or of any other matters related to the Plan shall be final. The Board or such committee may from time to time adopt such rules and regulations for carrying out the Plan as it may deem advisable. No member of the Board shall be liable for any action or determination made in good faith with respect to the Plan.

4.   Eligibility

    Options under the Plan shall be granted only to directors of the Company who (i) are neither officers nor employees of the Company or any of its subsidiaries, (ii) do not beneficially own five percent or more of the Common Stock outstanding on the date of grant and (iii) are not affiliated with any person referred to in (i) or (ii) above.

5.   Stock Option Grants

     (a)  Each  eligible   director  who   is  first  elected  or
appointed to the Board on or after January 29, 1997 shall be granted an option to purchase 35,000 shares of the Common Stock on the date of such initial election or appointment.

     (b) On the fifth anniversary of the date that is the later of (i) each director's initial election or appointment to the Board or (ii) April 29, 1992, and on the date every three years thereafter, such director shall, if he or she is an eligible director on such date and has continuously served as a director since the date of such initial election or appointment, be granted an option to purchase 21,000 shares of the Common Stock.

     (c) All options granted under the Plan shall (i) have an exercise price per share equal to the Fair Market Value of the Common Stock as of the date of grant, (ii) expire ten years from the date of grant and (iii) vest and become exercisable with respect to 7,000 shares on each anniversary of the date of grant.

     (d) As used herein, the Fair Market Value of the Common Stock as of any date shall be (i) the closing price per share thereof on such date on the American Stock Exchange or the New York Stock Exchange, whichever exchange on which the Common Stock is then admitted to trading, or otherwise on the Nasdaq National Market if then quoted thereon, and (ii) if no such closing price is available, the value as determined in good faith by the Board.

     (e) Options granted under the Plan and held by directors who were initially elected or appointed to the Board prior to January 29, 1997 shall continue in full force and effect and nothing hereunder shall adversely affect the rights of the holders thereof.

6.   Regulatory Compliance and Listing

    The exercise of any option granted under the Plan may be postponed by the Company for such period as may be required to comply with federal securities laws, state "blue sky" laws, any applicable listing requirements of any applicable securities exchange or any other law or regulation applicable to the issuance or delivery of shares of the Common Stock and the Company shall not be obligated to issue or deliver any such shares if such issuance or delivery would constitute a violation of any law or any regulation of any governmental authority or applicable securities exchange.

7.   Change of Control

    In the event of a "Change in Control of the Company," all options granted under the Plan and outstanding at the time thereof shall become immediately exercisable. A "Change in Control of the Company" shall be deemed to have occurred if (i) there is consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Common Stock are converted into cash, securities or other property, other than a merger of the Company in which the holders of the Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, (ii) the stockholders of the Company approve any plan or proposal for liquidation or dissolution of the Company, (iii) any person (as such term is used in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of the Common Stock outstanding other than pursuant to a plan or arrangement entered in by such person and the Company or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

8.   Death and Other Cessation as Director

    In the event the holder of an option granted under the Plan dies, his or her estate, personal representative or beneficiary may exercise such option, to the extent otherwise exercisable as of the date of his or her death, within twelve months after that date. In the event the holder of an option granted under the Plan ceases to be a director of the Company for any reason other than the director's death, such holder may exercise such option, to the extent otherwise exercisable on the date he or she ceases to be a director of the Company, within six months after that date. In no event may an option be exercised after the date of expiration thereof.

9.   Stock Splits, Mergers, etc.

    In the event of any stock split, stock dividend or similar transaction which increases or decreases the number of shares of the Common Stock outstanding, appropriate adjustment shall be made by the Board, whose determination shall be final, to the number of shares and exercise price per share under any options outstanding. In the case of a merger, consolidation or similar transaction which results in a replacement of the Common Stock with stock of another corporation but does not constitute a Change in Control of the Company, the Company will make a reasonable effort, but shall not be required, to replace any options granted under the Plan with comparable options to purchase the stock of such other corporation, or will provide for the immediate maturity of all options outstanding and the termination of options not thereafter exercised within the time period specified by the Board.

10.  Transferability

    An option  granted under  the Plan  may not  be  assigned  or
transferred  except   by  will   or  the   laws  of  descent  and
distribution and may be exercised during a director's lifetime only by the director.

11.  Exercise of Options

    The holder of an option granted under the Plan electing to exercise the option shall deliver to the Company written notice of such election, setting forth the number of shares of the Common Stock with respect to which the option is being exercised, together with payment of the option exercise price. The option exercise price shall be paid in cash, check or shares of the Common Stock. If shares of the Common Stock are tendered as payment of the option exercise price, the value of such shares shall be the Fair Market Value as of the date of exercise. If such tender would result in the issuance of fractional shares of the Common Stock, the Company shall instead return the difference in cash or by check. The holder of an option under the Plan shall have none of the rights of a stockholder with respect to shares of the Common Stock covered by the option until the option has been exercised and a stock certificate representing such number of shares has been issued and delivered to him.

12.  Term of Plan

    The Plan shall terminate on January 29, 2007 and no option shall be granted under the Plan after that date. Termination of the Plan shall not affect options granted under the Plan prior to termination.

13.  No Obligation to Exercise or Right to Continue as a Director

    The grant of an option under the Plan shall impose no obligation on the director to exercise such option and nothing in the Plan shall be deemed to create a right to continue as a director or an obligation on the part of the Board to nominate any director for reelection by the Company's stockholders.

14.  Effectiveness of the Plan

    The Plan was initially adopted by the Board on April 29, 1992 and approved by the stockholders of the Company on April 19, 1993. As amended and restated hereby, the Plan shall become effective as of January 29, 1997, the date of its approval by the Board, except that Section 5(b) hereof shall become effective only upon approval by a majority of the total votes cast with respect to shares of the Common Stock present in person or represented by proxy at a meeting at which a quorum is present and entitled to vote thereon, or by such greater percentage as may from time to time be required under the laws of the State of Delaware.

15.  Amendment of the Plan

    The Board may at any time and from time to time alter, amend, suspend or terminate the Plan in whole or in part, provided, however, that (i) no alteration, amendment, suspension or termination shall adversely affect the rights of the holder of any outstanding option granted under the Plan and (ii) any amendment which must be approved by the stockholders of the Company in order to ensure that option grants under the Plan continue to be exempt transactions under Rule 16b-3 under the Exchange Act or any successor provision or to comply with any rule or regulation of a governmental authority, applicable securities exchange or Nasdaq National Market shall not be effective unless and until such stockholder approval has been obtained in compliance with such rule or regulation.

16.  Withholding of taxes

    The Company shall have the right, prior to the delivery of any certificate evidencing shares of the Common Stock acquired upon exercise of an option, to require payment of an amount in cash sufficient to satisfy any Federal, state, or local tax withholding requirements.

--------------------------------------------------------------------------



                           Exhibit 10

         1995 Non-Qualified Stock Option Plan


----------------------------------------------------------------------------


                                                  Exhibit 10

                     EMISPHERE TECHNOLOGIES, INC.

                 1995 NON-QUALIFIED STOCK OPTION PLAN

                              as amended

                           January 29, 1997


1.   Purpose
     The purpose of the 1995 Non-Qualified Stock Option Plan (the "Plan") of Emisphere Technologies, Inc. (the "Company") is to attract, compensate and retain well qualified officers and other key executive employees by providing them with an equity interest in the Company and a stake in its success.

2.   Shares Subject to the Plan
     The Company may issue a total of 1,900,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), pursuant to the Plan. Such shares may include shares that have been subject to unexercised options, whether terminated or expired by their terms, by cancellation or otherwise.

3.   Option Grants under the Plan
     Option grants under the Plan may be made to present and future officers and other key executive employees of the Company. Directors of the Company who are not also employees of the Company or a subsidiary shall not be eligible for an option grant under the Plan. Each option shall be to purchase a number of shares of the Common Stock pursuant to an option agreement setting forth the option exercise price, option termination date, vesting period and other terms and conditions as may be determined by the Committee (as defined below) at the time of the grant. In no event may any option be granted at an exercise price per share lower than the fair market value per share on the date of grant or with an option exercise period of more than ten years.

4.   Administration
     The Plan shall be administered by a committee (the "Committee") designated by the Board of Directors of the Company and consisting of two or more nonemployee directors. The Committee shall have the power and authority as may be necessary to carry out the provisions of the Plan, including the interpretation and construction of the Plan and the grants made under the Plan, the adoption of such rules and regulations as it may deem advisable and the termination of further grants under the Plan. The Committee shall also have the total discretion to determine the individuals to whom grants are to be made under the Plan, the form of each grant, the number of shares of the Common Stock subject thereto, the terms and conditions thereof and the form of agreement reflecting the terms and conditions of the grant. For purposes of option grants under the Plan, the fair market value of the Common Stock on the date of grant shall be (i) the closing price per share thereof on such date if traded on a national securities exchange or the National Market System of NASDAQ, (ii) the average of the bid and asked price thereof at the close of trading on such date if traded on the over-the-counter market or (iii) as determined in good faith by the Committee if not so traded.

5.   Rights as a Stockholder
     Until such time as an option granted under the Plan has been exercised and the shares acquired thereby have been issued and delivered pursuant to such exercise, the optionee shall have no rights as a shareholder with respect to the shares subject to the option.

6.   Nontransferability
     Options granted under the Plan may not be assigned or transferred except by will or by the laws of descent and distribution and are exercisable during the lifetime of the optionee only by the optionee.

7.   Compliance with Securities Laws
     If any  shares  to  be  issued  under  the  Plan  have  not  been registered under any applicable securities laws, the Company's obligation to issue such shares shall be conditioned upon receipt of a representation in writing that the optionee is acquiring such shares for his or her own account and not with a view to the distribution thereof and the certificate representing such shares shall bear a legend in such form as the Company's counsel deems necessary or desirable. In no event shall the Company be obligated to issue any shares under the Plan if, in the opinion of the Company's counsel, such issuance would result in a violation of any applicable securities laws.

8.   Stock Adjustments
     (a)  In  the   event  of   a   stock   dividend,   stock   split,
recapitalization, merger in which the Company is the surviving corporation or other capital adjustment affecting the Common Stock, an appropriate adjustment shall be made, as determined by the Board of Directors of the Company, to the number of shares subject to the Plan and the number of shares and the exercise price per share with respect to any option outstanding under the Plan.
     (b) In the event of the complete liquidation of the Company or of a reorganization, consolidation or merger in which the Company is not the surviving corporation, any option outstanding under the Plan shall become fully and immediately exercisable unless either (i) the Board of Directors of the Company otherwise modifies such option or
(ii) the surviving corporation issues or assumes a stock option providing for equitable adjustment of the terms and conditions of the option outstanding under the Plan.

9.   Effectiveness of the Plan
     The Plan was initially approved on January 5, 1996 by resolution of the Board of Directors of the Company and became effective on February 6, 1996 upon the approval by the stockholders of the Company. The amendment to the Plan increasing the number of shares available for issuance thereunder from 1,800,000 to 1,900,000 was approved by the Board of Directors of the Company on January 29, 1997 and approved by the stockholders of the Company on March 20, 1997.

10.  Amendment of the Plan
     The Board may at any time alter, amend, suspend or terminate the Plan in whole or in part, provided, however, that (i) no alteration,


                                 -2-

amendment, suspension or termination shall adversely affect the rights of an optionee with respect to any outstanding option granted under the Plan, (ii) the provisions of the Plan governing the terms of each option grant shall not be amended more than once every six months, other than to comport with changes in applicable law or the rules thereunder and (iii) any material amendment to the Plan shall become effective only upon approval of stockholders of the Company.


                                 -3-
-----------------------------------------------------------------------------
                                                             Exhibit 11

                         EMISPHERE TECHNOLOGIES, INC.

                  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                                    Fiscal Year Ended July 31,
                            -----------------------------------------------------------------------------------------------------
                                       1995                                1996                                1997
                          --------------------------------      -----------------------------      --------------------------------
                             Primary            Fully           Primary            Fully            Primary         Fully Diluted
                                               Diluted                            Diluted
                           ------------       ------------     ------------     ------------      -------------     --------------
Net loss                  $ (7,784,259)      $(7,784,259)     $(6,107,601)     $ (6,107,601)     $   7,321,305     $   (7,321,305)

Interest earned on
 excess proceeds                                                                                                            83,441
                          ------------      -------------     ------------     -------------     ------------      --------------
Adjusted net loss         $ (7,784,259)     $ (7,784,259)     $(6,107,601)     $ (6,107,601)     $ (7,321,305)     $   (7,238,191)
                          =============     ==============    ============     =============     =============     ===============
Weighted average
  number of common
  shares outstanding         7,588,447         7,588,447        8,457,438         8,457,438         9,519,028           9,519,028

Shares issuable upon
 exercise of outstanding
 options and warrants                            316,683                          1,841,884                             4,085,811

Shares assumed to be
 repurchased under
 the treasury stock method                      (144,254)                        (1,550,574)                           (2,138,075)
                            ------------     -------------      ----------     -------------     -------------        ------------
Weighted average
 number of common
 shares used in
 computing per
 share data                 7,588,447           7,760,876       8,457,438         8,748,748         9,519,028          11,466,764
                         ============         ===========       ==========        =========        ===========        ===========

Net loss per share      $      (1.03)       $      (1.00)       $   (0.72)       $   (0.70)       $   (0.77)         $    (0.63)
                        =============       =============       ==========       ==========       ===========        ===========




-------------------------------------------------------------------------------

                               CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Emisphere Technologies, Inc. on Form S-8 (File Nos. 33-44516, 33-46026,
33-62226,  33-88598, 333-2751, and 333-29981) and Form S-3 (File Nos. 33-62224
and 333-23423) of our reports dated October 28, 1997 on our audits of the financial statements and the financial statement schedule of Emisphere
Technologies, Inc. as of July 31, 1997 and 1996, and for each of the three years in the period ended July 31, 1997, which reports are included in this Annual
Report on Form 10-K.



                                                  COOPERS & LYBRAND L.L.P.



New York, New York
October 28, 1997



-----------------------------------------------------------------------------

                    CONSENT OF INDEPENDENT CHARTERED  ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Emisphere Technologies, Inc. on Form S-8 (File Nos. 33-44516, 33-46026,
33-62226,  33-88598, 333-2751, and 333-29981) and Form S-3 (File Nos. 33-62224
and 333-23423) of our report dated October 28, 1997 on our audit of the financial statements and the financial statement schedule of Ebbisham Ltd.
as of July 31, 1997 and 1996, and for the period ended July 31, 1997, which report is included in this Annual Report on Form 10-K.



                                                           KPMG
Dublinn, Ireland
October 28, 1997















































