Form 10-Q
period 1997-10-31
EMISPHERE TECHNOLOGIES INC
filed 1997-12-15
CIK 805326

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



(Mark One)  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter period ended October 31, 1997



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




                      APPLICABLE ONLY TO CORPORATE ISSUERS

      As of December 10, 1997 there were 10,707,537 Shares of common stock, $.01 par value, of the registrant outstanding.
                              Page 1 of 12
                         Exhibit Index on Page 10

------------------------------------------------------------------------------
                          EMISPHERE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                October 31, 1997


Part I.     FINANCIAL INFORMATION                                 Page

ITEM 1.     FINANCIAL STATEMENTS

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

------------------------------------------------------------------------------


                          EMISPHERE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   July 31,      October 31,
                                                                    1997             1997
                                                                 -------------  ------------
                                 Assets:
         Current assets:
               Cash and cash equivalents                         $ 22,398,967   $ 18,554,464
               Marketable securities                               11,291,255     12,698,933
               Receivable due from Ebbisham Ltd.                      648,786      1,739,447
               Prepaid expenses and other current assets              448,114        469,966
                                                                  -----------   ------------
                                 Total current assets              34,787,122     33,462,810
                                                                  -----------   ------------
         Equipment and leasehold improvements, at cost, net of
                accumulated depreciation and amortization           2,046,087      2,238,536
         Other assets                                                  64,243         64,243
                                                                 ------------   ------------
                                  Total assets                   $ 36,897,452   $ 35,765,589
                                                                 ============   ============

                       Liabilities and Stockholders Equity:

         Current liabilities:
               Accounts payable                                  $    254,715   $    504,918
               Accrued compensation                                   215,000        215,000
               Accrued professional fees                              288,000        159,900
               Accrued expenses                                       166,858         17,569
               Investment deficiency in Ebbisham Ltd.               2,539,958      3,454,042
                                                                 ------------   ------------
                                 Total current liabilities          3,464,531      4,351,429
                                                                 ------------   ------------
         Deferred lease liability                                      34,542        136,309
                                                                  -----------   ------------
                                 Total liabilities                  3,499,073      4,487,738
                                                                  -----------   ------------
         Commitments and contingencies
         Stockholders  equity:
              Preferred stock, $.01 par value; 1,000,000 shares
                authorized, none issued and outstanding
              Common stock, $.01 par value; 20,000,000 shares
                authorized; 10,733,877 shares issued (10,690,377
                outstanding) at July 31,1997; 10,750,117 shares
                issued (10,706,617 outstanding) at October 31,1997    107,339        107,501
              Additional paid-in capital                           83,516,461     83,739,561
              Accumulated deficit                                 (50,057,115)   (52,399,371)
              Net unrealized gain on marketable securities             24,507         22,973
                                                                  ------------   ------------
                                                                   33,591,192     31,470,664
              Less, common stock held in treasury, at cost;
                 43,500 shares                                       (192,813)      (192,813)
                                                                   -----------   ------------
                                 Total stockholders  equity        33,398,379     31,277,851
                                                                 ------------   -------------
                    Total liabilities and stockholders equity    $ 36,897,452   $ 35,765,589
                                                                 ============   =============

See accompanying notes to financial statements. The July 31, 1997 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

------------------------------------------------------------------------------

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months
                                                    Ended October 31,
                                                    1996           1997
                                                ----------     -----------
 Contract research revenues                     $1,994,450     $ 1,715,660
                                                ----------     -----------
 Costs and expenses:
    Research and development                      1,661,547      2,666,518
    Loss in Ebbisham Ltd.                           991,934        914,084
    General and administrative expenses             603,645        963,196
                                                 ----------      ----------
         Total operating expenses                 3,257,126      4,543,798
                                                 ----------      ----------
                          Operating loss         (1,262,676)    (2,828,138)
                                                 -----------    -----------
 Other income:
     Investment income                              256,319        485,882
                                                 ----------     -----------
                          Net loss              $(1,006,357)   $(2,342,256)
                                                ============   ============
 Net loss per share                             $     (0.11)   $     (0.22)
                                                ============   ============

 Weighted average number of shares outstanding     9,415,870     10,695,469
                                                ============    ===========


               See accompanying notes to the financial statements

-------------------------------------------------------------------------------
                          EMISPHERE TECHNOLOGIES, INC.

                        STATEMENT OF STOCKHOLDERS  EQUITY
              For the three months ended October 31, 1997 (UNAUDITED)

                                                                               Net
                                                                            Unrealized         Common Stock
                                 Common Stock      Additional                  Gain           Held In Treasury
                              ------------------     Paid-in   Accumulated  (loss) on     -------------------
                              Shares      Amount     Capital     Deficit     Securities    Shares    Amount        Total
                            ---------   --------   ----------  -----------  -----------  --------  ---------   -----------
Balance, July 31, 1997      10,733,877  $ 107,339 $ 83,516,461 $(50,057,115) $  24,507      43,500  $(192,813) $ 33,398,379

Sale of common stock
  under employee stock
  purchase plans and
  exercise of options           16,240        162      223,100                                                      223,262
Change in net
  unrealized gain(loss)
  on marketable securities                                                      (1,534)                              (1,534)
Net loss                                                         (2,342,256)                                     (2,342,256)
                            ----------  ---------  ------------  -----------  ----------   -------  ----------  ------------
Balance,October 31,1997     10,750,117  $ 107,501  $83,739,561 $(52,399,371) $  22,973      43,500  $(192,813) $ 31,277,851
                            ==========  =========  =========== ============= ===========   ======== ========== =============


                 See accompanying notes to financial statements

------------------------------------------------------------------------------

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                Increase (Decrease) in Cash and Cash Equivalents

                                                        Three Months
                                                      Ended October 31,
                                                      1996           1997
                                                   -----------   ------------
 Cash flows from operating activities
     Net (loss)                                    $(1,006,357)  $(2,342,256)
                                                   ------------  ------------
     Adjustments to reconcile net loss to net
      cash provided by (used in)
       operating activities:
            Loss in Ebbisham Ltd.                      991,934       914,084
            Depreciation and amortization              100,994       115,899
            (Decrease) increase in deferred
              lease liability                           (2,571)      101,767
            Realized gain on sale of
              marketable securities                        (44)            0
     Changes in assets and liabilities:
                Receivable due from Ebbisham Ltd.,
                  prepaid expenses and other
                  current assets                      (392,859)   (1,112,513)
                Accounts payable and accrued
                  expenses                             (57,681)      (27,186)
                Investment in Ebbisham Ltd.             (9,998)            0
                                                    -----------    ----------
                   Total adjustments                   629,775        (7,949)
                                                    -----------    ----------
                   Net cash (used in)
                     operating activities             (376,582)   (2,350,205)
                                                    -----------   -----------
 Cash flows from investing activities:
     Capital expenditures                             (110,844)     (308,348)
     Purchases of marketable securities             (4,478,856)   (3,555,577)
     Proceeds from sales of marketable securities    1,227,277     2,146,365
                                                    -----------    ----------
                   Net cash (used in)
                     investing activities           (3,362,423)   (1,717,560)
                                                    -----------    ----------
 Cash flows from financing activities:
     Proceeds from exercise of options and
        employee stock purchases                       540,075       223,262
                                                    -----------    ----------
                   Net cash provided by
                     financing activities              540,075       223,262
                                                   ------------   -----------
                   Net (decrease)  in cash and
                     cash equivalents               (3,198,930)   (3,844,503)
                                                   ------------   -----------
  Cash and cash equivalents, beginning of period    11,904,674    22,398,967
                                                  -------------  ------------
  Cash and cash equivalents, end of period        $  8,705,744   $18,554,464
                                                  ============   ============


                 See accompanying notes to financial statements

-----------------------------------------------------------------------------

                          EMISPHERE TECHNOLOGIES, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS

1.    Interim Financial Statements:

      The interim Condensed Statements of Operations and Condensed Statements of Cash Flows for the three months ended October 31, 1996 and 1997, and the Condensed Balance Sheets as of July 31, 1997 and October 31, 1997, of Emisphere Technologies, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company`s Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

2.    Ebbisham Ltd.

      During October 1996, the equally owned joint venture formed by the Company and Elan Corporation plc ( Ebbisham Ltd. or the Venture ) commenced operations. The Company accounts for its investment in the Venture in accordance with the equity method of accounting. Since the Venture s inception, the Company has contributed capital to the Venture of approximately $10,000.

      Contract revenue from the Venture, with respect to services provided by the Company to the Venture, is recognized as the related service are rendered. Such revenue for the three months ended October 31, 1997 totaled approximately $1,091,000 and for the three months ended October 31, 1996 totaled approximately $1,994,000.

      Selected financial data of the Venture as of October 31,1997 and for the three months ended October 31, 1997 and 1996 is as follows:

                        Balance Sheet Data

                              Current assets                      $   716,000
                              Accounts payable                      3,124,000
                              Subordinated debt                     4,500,000
                              Stockholder s deficit                 6,908,000

                        Statement of Operations Data
                                                   Three Months
                                                      Ended
                                                    October 31,
                                                  1996          1997
                                                 ------       -------
               Total Revenue               $     10,000  $      8,000
               Total expenses                 1,994,000     1,836,000
                                             ----------    ----------
               Net loss                    $ (1,984,000) $ (1,828,000)
                                           ============= =============


3.     Impact of the Future Adoption of Recently Issued Accounting Standard

      In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128. Earnings Per Share ( SFAS 128"). SFAS 128 will require the Company to replace the current presentation of primary per share data with basic and diluted per share data. Currently, outstanding common stock equivalents are antidilutive and therefore management estimates that the future adoption of SFAS 128 will not have a material impact on the Company s per share data. SFAS 128 will be adopted by the Company for periods ending after December 15, 1997.


4.    Subsequent Event

      On December 3, 1997, the Company and Novartis Pharma AG ( Novartis ) entered into a collaboration to investigate Emisphere s technology for oral delivery of two selected Novartis compounds.

      Under terms of the agreement Emisphere could receive initial fees, research funding and milestone payments. Emisphere will also receive a royalty on sales of any oral products which result from the collaboration. Novartis will receive exclusive worldwide commercialization rights to oral products which result from this collaboration. In addition, Novartis has the right to purchase, in four tranches, up to $16 million of the Company's common stock. Subject to certain limitations as to potential share price variability with respect to the price for the first tranche, the common stock purchaces by Novartis will be based on market prices. The Company may, in its sole discretion, waive Novartis's right as to any or all of the four tranches.

-----------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            Certain  statements  under  the caption  Management s Discussion and
Analysis of Financial Conditions and Results of Operations and elsewhere in this Annual Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act ). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-l o oking statements. Such factors include, among others, the following: uncertainties related to future test results and viability of the Company s product candidates, which are in the early stages of development; the need to obtain regulatory approval for the Company s product candidates; the Company s dependence on partnerships with pharmaceutical companies to develop, manufacture and commercialize products using the Company s drug delivery technologies; the Company's dependence on the success of its joint venture with Elan Corporation plc (the Elan Joint Venture or Ebbisham Ltd. ) for the development and commercialization of oral heparin and low molecular weight heparin product and the strategic alliance with Eli Lilly & Company ( Lilly ) (The Lilly Strategic Alliance ) for the development and commercialization of certain of Lilly s t h erapeutic proteins; and its research collaboration with Novartis Pharma AG ("Novartis") to investigate Emisphere Technology for oral delivery of two
selected  Novartis  compounds  (the  "Novartis  Collaboration")  the   risk  of
technological  obsolescence  and  risks
associated  with  the  Company's   highly  competitive  industry;  the Company s
dependence on patents and proprietary rights; the Company s absence of profitable operations and need for additional capital; the Company s dependence on others to manufacture the Company s chemical compounds; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials; the Company s dependence on key personnel; the quality, judgment and strategic decisions of management and other personnel; uncertain availability of third-party reimbursement for commercial medical products; and general business and economic conditions; and other factors referenced in Emisphere's report on Form 10-K for the fiscal year ended July 31, 1997.

General

      Emisphere is a drug delivery company focused on the discovery and application of proprietary synthetic chemical compounds that enable the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. The Company has had no product sales to date. The major sources of the Company's working capital have been proceeds from its initial public offering in 1989, a second public offering in February 1993, a third public offering in July 1997, private equity financing, the latest of which occurred with an affiliate of Elan in October 1995, reimbursement of expenses and other payments from corporate partners, the registered sale of one million shares of Common Stock to two institutional investors in April 1996, and income earned on the investment of available funds. The Company's operations are not significantly affected by inflation or seasonality.

Results of Operations

      The Company has since its inception generated significant losses from operations. The Company does not expect to achieve profitability in the foreseeable future. Profitability will ultimately depend on the Company's ability to develop its lead products, in conjunction with the Elan Joint Venture and the Lilly Strategic Alliance or to develop other products in conjunction with other partners. There can be no assurance that the development will be completed or if completed, any regulatory agency will approve the final product. Even if final products are developed and approved, there is no assurance that sales will be sufficient to achieve profitability. If development of such products is not achieved or approval not granted, the Company's prospects will be materially affected.

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

Three Months Ended October 31, 1997 vs. Three Months Ended October 31, 1996:

      For the three months ended October 31, 1997, the Company recognized $1,715,660 of contract revenue compared to $1,994,450 of contract revenue for the three months ended October 31, 1996. Contract revenue for the three months ended October 31, 1997 consisted of recognition of revenues from Ebbisham, Ltd. of approximately $1,091,000 and a payment from Lilly under the research collaboration and option agreement (the Lilly Agreement ) to combine Lilly s therapeutic protein and formulation capabilities with the Company s carrier technologies. Contract revenues for the three months ended October 31, 1996 consisted entirely of revenue from Ebbisham Ltd.

-------------------------------------------------------------------------------


      Total operating expenses for the fiscal quarter ended October 31, 1997 increased by approximately, $1,287,000 or 40%, as, compared to the fiscal quarter ended October 31, 1996. The details of this increase are as follows:

      Research and development costs increased by approximately $1,005,000, or 60%, in the fiscal quarter ended October 31, 1997, as compared to the fiscal quarter ended October 31, 1996. This increase is mainly attributable to increased personnel and laboratory supply costs in connection with the collaboration agreement with Lilly and the ongoing clinical trials work for heparin . The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the
Company s scientific research efforts, perform services related to the manufacturing of the Company s carriers, and consult on the Company s ongoing clinical studies with heparin. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

      The loss in Ebbisham Ltd. decreased by approximately $78,000, or 8%, in the fiscal quarter ended October 31, 1997, as compared to the fiscal quarter ended October 31, 1996. This decrease is attributable to timing of costs associated with ongoing clinical development of heparin. The costs associated with Ebbisham may increase substantially depending upon the agreed timing and scope of future research and development efforts.

      General and administrative expenses increased by approximately $360,000, or 60%, in the fiscal quarter ended October 31, 1997, as compared to the fiscal quarter ended October 31, 1996. This increase is primarily the result of an increase in legal and other professional fees in connection with the application and issuance of patents on the Company s technology . The Company also incurred costs associated with the initiation of a computer system upgrade which it expects to complete by January 1999.

      The  Company's  other  income  in  the  quarter  ended  October  31,  1997 increased by approximately $230,000 from that of the fiscal quarter ended October 31, 1996. The increase was due to a larger investment portfolio.

      Based on the above, the Company sustained a net loss for the first quarter of fiscal 1998 of $2,342,256, a 133% increase over the 1997 fiscal first quarter loss of $1,006,357.

Liquidity and Capital Resources

      As of October 31, 1997, the Company had working capital of approximately $29,111,000 as compared with approximately $31,323,000 at July, 31, 1997. Cash and cash equivalents and marketable securities were approximately $31,253,000 as of October 31, 1997, as compared to approximately $33,690,000 at July 31, 1997. The decrease in the Company's cash and cash equivalents and marketable securities was primarily due to cash used to fund operations in the first fiscal quarter of 1998, partially offset by the exercise of options.

      The Company entered into a ten-year noncancelable lease for new office and laboratory space commencing August 1997. The annual minimum rental is approximately $1,300,000. The Company also anticipates capital expenditures of approximately $6,000,000 in connection with the occupation of the new space during the next nine months.

      The Company expects to continue to incur substantial research and development expenses associated with the development of the Company's oral drug delivery system. As a result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase. The Company expects to need substantial resources to continue its research and development efforts. In addition, the Company is obligated to fund one-half of the Elan Joint Venture s cash needs upon the Venture s request. The Company expects to commence funding the Venture during the next quarter. Funding requirements are established to initially be $500,000 over the next six months and depending upon the agreed timing and scope of future research and development efforts may increase substantially thereafter. Pursuant to the Elan Joint Venture, the Company and Elan share the financial benefits and expense obligations of the Venture on a 50/50 basis. The Company expects the research funding from Lilly to approximate the costs to be incurred by the Company in connection with the development of the Lilly therapeutic proteins. Under present operating assumptions, the Company expects that cash, cash equivalents and marketable securities will be adequate to meet its liquidity and capital requirements through fiscal 1999. Thereafter, the Company would need to seek additional funds, primarily in the public and private equity markets and, to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms. If adequate funds were not available, the Company would be required to delay, scale back , or eliminate one or more of its research and development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish. The Company does not maintain any credit lines with financial institutions.

--------------------------------------------------------------------------------


Impact of the Future Adoption of Recently Issued Accounting Standards:

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128. Earnings Per Share ( SFAS 128"). SFAS 128 will require the Company to replace the current presentation of primary per share data with basic and diluted per share data. Currently, outstanding common stock equivalents are antidilutive and therefore management estimates that the future adoption of SFAS 128 will not have a material impact on the Company s per share data. SFAS 128 will be adopted by the Company for periods ending after December 15, 1997.

-------------------------------------------------------------------------------


Part II.    OTHER INFORMATION

Item 5.  Other Information

      On December 3, 1997, the Company and Novartis Pharma AG ( Novartis ) entered into a collaboration to investigate Emisphere s technology for oral delivery of two selected Novartis compounds.

      Under terms of the agreement Emisphere could receive initial fees, research funding and milestone payments. Emisphere will also receive a royalty on sales of any oral products which result from the collaboration. Novartis will receive exclusive worldwide commercialization rights to oral products which result from this collaboration. In addition, Novartis has the right to purchase, in four tranches, up to $16 million of the Company's common stock. Subject to certain limitations as to potential share price variability with respect to the price for the first tranche, the common stock purchaces by Novartis will be based on market prices. The Company may, in its sole discretion, waive Novartis's right as to any or all of the four tranches.



Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.1 Reearch Collaboration and Option Agreement dated as of December 3, 1997 between Emisphere Technologies, Inc. and Novartis Pharma AG Basle. Portions of this exhibit have been omitted based on a request for confidential treatment filed separatly with the Securities and Exchange Commission.

      11.1 Statement of computation of per share data for the three months ended October 31, 1997.

      27.1 Financial Data Schedule

(b)   Reports
      No reports on form 8-K were filed by the Registrant during the quarter ended October 31, 1997.

-------------------------------------------------------------------------------



SIGNATURE



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Emisphere Technologies, Inc.


         Dated: December 15, 1997   /s/Michael M. Goldberg,M.D.
                                    -----------------------------
                                    Michael M. Goldberg, M.D.
                                    Chairman, and Chief Executive Officer


                                   /s/Joseph D. Poveromo, C.P.A.
                                   -------------------------------
                                   Joseph D. Poveromo, C.P.A.
                                   Controller Chief Accounting Officer
                                   (Principal Financial and Accounting
                                   Officer)

-------------------------------------------------------------------------------

[DESCRIPTION] RESEARCH COLLABORATION & OPTION AGMT.

                                                            Exhibit 10.1

      PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION. SUCH PORTIONS ARE DESIGNATED
       [^] .


                   RESEARCH COLLABORATION AND OPTION AGREEMENT


            Research Collaboration and Option Agreement (the "Agreement"), dated and effective as of December 3, 1997 (the "Effective Date") between Emisphere Technologies, Inc., a Delaware corporation ("Emisphere"), and Novartis Pharma AG Basle, a Swiss limited liability company ("Novartis").

            WHEREAS, Emisphere is engaged in the research and development of proprietary synthetic chemical compounds that enable the delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means (including all related patents, patent applications, Know-How and other intellectual property rights presently owned by Emisphere and all patents, patent applications, Know-How and other intellectual property rights relating to inventions developed by Emisphere pursuant to the Program [Program and Know-How both defined below], the "Emisphere Technology"); and

            WHEREAS, Novartis produces, or is engaged in research to produce, therapeutic macromolecules and other compounds some of which are not currently deliverable by oral means; and

            WHEREAS, Emisphere and Novartis desire to collaborate in research regarding the applicability of the Emisphere Technology to Novartis's compounds, and to provide for certain rights and obligations of Emisphere and Novartis in the event such research produces commercially viable applications; and

            WHEREAS, Emisphere desires to grant certain options and rights to Novartis to develop and market Novartis's products using the Emisphere Technology.

            NOW, THEREFORE, in consideration of the mutual promises and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties agree as follows:


                                    ARTICLE I

                                RESEARCH PROGRAM

            1.1 Collaboration. Novartis and Emisphere hereby agree to collaborate on a research and development program (the "Program") which will be an integral part of this Agreement, and is specified in Exhibit A of this Agreement, to research the use of the Emisphere Technology for oral delivery of one of: [^] Novartis shall select the compound to be the subject of the Program ("Compound 1") within 15 days of the Effective Date and shall within that time period communicate that selection to Emisphere in writing. Novartis will be able to nominate a second compound ( Compound 2") during the Program. Emisphere will make available to Novartis access to all Emisphere Technology relevant for the Program. This shall include all relevant information with respect to the proprietary synthetic chemical compounds, as defined by the Emisphere Technology, that are used to facilitate transport of therapeutic compounds through membranes (the "Carriers"), including oral, nasal, buccal, intraocular, sublingual, subcutaneous, intramuscular, and pulmonary delivery thereof.

            1.2   Program Management.

                  (a) Novartis and Emisphere shall establish a steering committee (the "Steering Committee"). The function of the Steering Committee shall be to plan, coordinate and manage the Program. The Steering Committee is not intended to replace any internal management procedures of either Party or continued and close collaboration by the Parties with respect to the Program. Rather, it is intended to be a vehicle to ensure that the Program proceeds in a timely, coordinated, and well-planned fashion. It shall be made up of up to a maximum of [^] members, with an equal number appointed by each of Novartis and Emisphere and with a central contact person appointed by each Party. Each Party hereto shall name one member to be a co-chairperson of the Steering Committee. The first responsibility of the Steering Committee shall be to establish and approve a work plan to assure the timely completion of the Program. The second responsibility of the Steering Committee shall be to define the acceptance criteria [^] which [^] for oral delivery of Compound 1 (the "Criteria"). On at least a quarterly basis, the Steering Committee shall meet to review the results of the Program and to modify the work plan as necessary. [^] The Steering Committee shall keep minutes of its meetings, and shall be responsible only for the development and implementation of the work plan. If the members of the Steering Committee cannot agree jointly on a task in the work plan, it will be up to the Co-Chairman of each company to reach a decision.[^] Finally, meetings of the Steering Committee will alternate between Emisphere s designated facility and Novartis s designated facility. Each Party will bear all expenses associated with attendance of its own employees at such meetings held at the other Party s designated facility.

                  (b) It will be Emisphere s responsibility to develop new Carriers as part of the Program.

            1.3   Term; Termination; Damages.

                  (a) The Agreement is in effect as of the Effective Date. Subject to articles 1.3(b), (c), (d), (e), and (f), the Program shall continue for a minimum period of [^] or until results of the Phase I clinical trial for the use of Emisphere Technology in the oral delivery of Compound 1 are available, whichever is longer (the "Initial Funding Period"). [^] determine at the end of the Initial Funding Period whether the Criteria have been met. If the Criteria have been met, then Novartis shall continue for at least such additional period of time as will be necessary to make the total duration of the Program [^]. If the Criteria have not been met, then [^] whether the Program shall continue for at least such additional period of time as will be necessary to make the total duration of the Program [^]

[^]

                  (c) Either Party may terminate this Agreement upon written notice to the other Party that such Party has made a material breach of this Agreement if, within 60 days of receipt of such notice, such breach has not been cured.

                  (d) Novartis shall have the right to terminate this Agreement
in favor of execution of a license agreement.   For purposes of the resulting
license agreement, any such termination shall limit the scope of the Program to the work already performed and the payment of fees under this Agreement to the fees already accrued. If Novartis terminates this Agreement in favor of a license for Compound 1 without having exercising its Compound 2 Right,[^]

                  (e) Termination or expiration of this Agreement shall not affect the rights and obligations of the Parties accrued hereunder prior to termination or expiration. To avoid doubt, it is hereby confirmed that termination of this Agreement by Novartis because of a breach solely by Emisphere shall not affect Novartis's options and rights as set forth in Article
II. To further avoid doubt, if Emisphere terminates this Agreement because of a breach solely by Novartis, Novartis s options and rights under Article II shall be terminated. However, termination of this Agreement shall not affect any license entered into pursuant to such options and rights (whether Novartis or Emisphere is the terminating Party).

                            (f)   If the Steering Committee cannot agree on the
scope, Criteria and tentative timelines for the Program within 90 days of the Effective Date, either party shall have the right to terminate the Agreement within 60 days with all funds provided as of the termination date to be reimbursed to Novartis.

            1.4   Payments.

                  (a) As part of the work plan established by the Steering Committee, the Parties shall jointly define the number of Emisphere Full Time Equivalent personnel ("FTE's") required to complete the Program in a timely manner. Novartis shall pay to Emisphere US [^] per quarter for each Emisphere FTE required by the work plan. If the Program involves only Compound 1 or Compound 2, then Novartis shall be required to fund up to a maximum of [^] Emisphere FTE's, the actual number of Emisphere FTE's required being determined according to the work plan. If the Program involves both Compound 1 and Compound 2, Novartis shall be required to fund up to the first [^] Emisphere FTE's required by the work plan, [^] The first quarterly payment shall be paid by wire transfer within 30 days following receipt of the invoice by Emisphere to Novartis, following invoicing instruction timely provided by Novartis.
Emisphere will only invoice Novartis upon start of the work plan, and thereafter upon each three month anniversary of the start of the work plan.

                  (b) "FTE" means a full-time equivalent scientific person year directly related to the Program. Scientific work on or directly related to the Program to be performed by Emisphere can include, but is not limited to, experimental laboratory work, recording and writing up results, reviewing literature and references, holding scientific discussions, managing and leading scientific staff, and carrying out Program management duties or such other activities as may be appropriate to the conduct of the Program.

                  (c) If Novartis desires to expand research beyond the scope of the Program, if acceptable to Emisphere in its sole discretion, the Parties hereto will mutually agree in writing upon the research programs to be added and the number of Emisphere FTE's necessary to achieve the objectives of the expanded research. The additional cost for each Emisphere FTE shall be US [^] per quarter to be paid as follows: (i) an initial payment shall be made on the next date a payment is due, pro-rated for the period between such day the Emisphere FTE is added and the next quarterly payment due pursuant to Section 1.4(a), above, and (ii) all subsequent payments shall be made at the same time as the payments for the Program.

                           (d) All payments by Novartis will be made following
the receipt of an invoice from Emisphere as per an invoicing structure to be provided by Novartis.

            1.5   Ownership of Intellectual Property.

                  (a) "Emisphere Know-How" means all trade secrets, confidential scientific, technical and medical information, experimental results and expertise from time to time developed, produced, created or acquired by or on behalf of Emisphere either prior to the Effective Date and pertaining to the Program or during the term and in the course of carrying out the Program, including, but not limited to, unpatented inventions, discoveries, theories, plans, ideas or designs (whether or not reduced to practice) relating to the research and development, registration for marketing, use, or sale of the Carriers or products utilizing the Carriers, preclinical toxicology and manufacturing for the Carriers, and toxicological, pharmacological, analytical and clinical data, bioavailability studies and formulations, control assays and specification, methods of preparation, and stability data related thereto. [^]

[^]

                  (c) "Novartis Know-How" means all trade secrets, confidential scientific, technical and medical information, experimental results and expertise from time to time developed, produced, created or acquired by or on behalf of Novartis either prior to the Effective Date and pertaining to the Program or during the term and in the course of carrying out the Program, including, but not limited to, unpatented inventions, discoveries, theories, plans, ideas or designs (whether or not reduced to practice) relating to the research and development, registration for marketing, use, or sale of the Compounds or products utilizing the Compounds, preclinical toxicology and manufacturing for the Compounds, and toxicological, pharmacological, analytical and clinical data, bioavailability studies and formulations, control assays and specification, methods of preparation, and stability data related thereto.[^]

[^]

                  (e) "Joint Improvements" shall mean any improvement made jointly by the parties specifically relating to the Carriers or Compounds and Carrier/Compound combinations arising from the collaboration of this Agreement.

                  (f) Emisphere shall have the right to use any preclinical and toxicology data that are generated for the Program pertaining to the Carriers. Novartis shall have the right to use any data that are generated for the Program pertaining to Compounds 1 and 2 and the Compound/Carrier combinations.

[^]

                  (h) Intellectual Property" shall mean all patents, patent applications, copyrights, Know-How and other intangible property rights relating to the inventions and/or developments that pertain to the Program.

                  (i) With respect to Intellectual Property conceived and/or developed by Emisphere or Novartis as a result of activities carried-out pursuant to this Agreement, the extent of ownership of such Intellectual Property shall be as follows:

      i) if the Intellectual Property is made solely by an employee of Emisphere, Emisphere shall own such Intellectual Property;
      ii) if the invention is made solely by an employee of Novartis, Novartis shall own such Intellectual Property;

      iii) if the invention is made jointly by employees of Novartis and Emisphere, Novartis and Emisphere shall each own an undivided one-half interest in such Intellectual Property.

[^]


                                   ARTICLE II

                               OPTIONS AND RIGHTS

            2.1 The Options. Novartis is hereby granted the following options and rights (the "Options and Rights") subject to the terms and for the consideration set forth in this Article II:

                  (a) An option ("Option 1") to an exclusive worldwide (the "Territory") license to develop in conjunction with Emisphere, make, have made, use and sell products embodying the Emisphere Technology and Compound 1 [^] for oral delivery thereof ("Product 1") as defined in the license. The terms of the license are set forth in the Form of License Agreement attached hereto as Exhibit C and the License Supplement attached hereto as Appendix 1.

                  (b) A right (the "Compound 2 Right") to commence a research collaboration with Emisphere for a second compound, to be governed by the terms of this Agreement. The second compound ("Compound 2") [^] Furthermore, Compound 2 may only be selected from among those compounds for which Emisphere is not prevented by prior agreement or obligation to a third party from granting an exclusive license in the Territory to develop, make, have made, use or sell Products based on a Carrier/compound combination.

                  (c) An option ("Option 2"), arising solely upon exercise of the Compound 2 Right, to an exclusive license in the Territory to develop in conjunction with Emisphere, make, have made, use and sell products embodying the Emisphere Technology and Compound 2 for oral delivery thereof ("Product 2").
The terms of the license are set forth in the Form of License Agreement attached hereto as Exhibit C and the Form of License Supplement attached hereto as Appendix 2.

            2.2 The Option Price. In exchange for granting Novartis Option 1 and the Compound 2 Right, Novartis shall pay Emisphere US [^] by wire transfer within 30 days upon execution of this Agreement. In exchange for granting Option 2, Novartis shall pay Emisphere US [^] by wire transfer of immediately available funds upon exercise by Novartis of the Compound 2 Right (purchase of Option 2). [^]

            2.3 The Exercise Price. Payments due to Emisphere upon exercise of Option 1 are noted in Appendix 1 section A.1. Payments due to Emisphere upon exercise of Option 2 are noted in Appendix 2 section A.1.

            2.4 Option Period. Option 1 shall expire [^] following initiation of a Phase I clinical trial of Product 1. Option 2, if it arises, shall expire [^] following initiation of a Phase I clinical trial of Product 2. Subject to article 1.3(d), the Compound 2 Right shall expire [^]

            2.5 Exercising an Option or Right. An Option or Right shall be exercised by Novartis by delivery of a written notice to Emisphere during the relevant Option or Right period. With respect to Options 1 and 2, the license attached in Appendix A shall automatically become effective after the exercise by Novartis of the Option and the payment of the license fee noted in Article
2.3 above. Each of the Parties hereto shall execute the license agreement relating to the Option that has been exercised within [^] of exercise thereof.

            2.6 Responsibilities of the Parties during the Options and Rights periods. During the Options and Rights periods Emisphere shall (i) assist in the development of Carriers to deliver the relevant compound orally in vivo,
(ii) assist in the formulation of existing Carriers for a Phase I feasibility study, (iii) assist in ensuring a sufficient supply of Carriers to support required preclinical and clinical studies, and (iv) cooperate with Novartis for future regulatory filings. Novartis shall (i) supply bulk Compounds for the Program, (ii) provide necessary physical or chemical data on the Compounds,
(iii) take all responsibility for the necessary preclinical and clinical studies, and (iv) take all responsibility for the regulatory filings necessary for the Program. During the Program it is anticipated that Emisphere will require a third party to manufacture the Carrier. Novartis shall reimburse Emisphere for [^] for all such material used in the Program. It is understood by the parties that the total number of kilograms of Carrier will have to be specified in writing in the Program between the members of the Steering Commitee of each Party. Emisphere warrants that the Carrier s quality provided by Emisphere or its third party suppliers will meet all necessary requirements as set forth by the Steering Committee and any governmental regulations or requisites.

                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES

            3.1 Due Incorporation. Each of the Parties hereto hereby represents and warrants to the other that it is duly incorporated under the relevant laws of incorporation and each has full corporate authority to enter into and to perform its obligations under this Agreement.

            3.2 Due Authorization. Each of the Parties hereto hereby represents and warrants to the other that this Agreement has been fully authorized, executed and delivered by it and it has full legal right, power and authority to enter into and perform this Agreement, which constitutes a valid and binding agreement between the Parties and that it does not conflict with or result in a breach of the terms of any agreement to which such Party is a party.

            3.3 Litigation. Each of the Parties hereto hereby represents and warrants to the other that it is not engaged in any litigation or arbitration, or in any dispute or controversy reasonably likely to lead to litigation, arbitration or other proceeding, which would materially affect the validity of this Agreement or such Party's ability to fulfill its respective obligations under this Agreement.

                                   ARTICLE IV

                                  MISCELLANEOUS

            4.1   Confidentiality.

                  4.1.1 Emisphere Information. Novartis will maintain in strictest confidence, and will ensure that its Affiliates and its and their consultants, employees, agents and representatives maintain in strictest confidence, all proprietary and confidential information which has been or is provided by Emisphere to Novartis, including but not limited to, Emisphere s inventions, discoveries, improvements and methods, business plans, marketing techniques or plans, manufacturing and other plant designs, location of operations, and any other information affecting the business operations of Emisphere ( Emisphere Information ), and will not use for any purpose other than the completion of the Agreement, and will not publish, disseminate, or disclose, in any manner, to any person any Emisphere Information unless: (i) Novartis is legally required to do so, (ii) the Emisphere Information has entered or enters the public domain through no fault of Novartis, (iii) the Emisphere information was already known by Novartis before receipt from Emisphere, or is developed independently by Novartis without breach of this Agreement, in either case as shown by comtemporaneous written records, or (iv) the Emisphere Information is received by Novartis from a third party under no confidentiality obligation to Emisphere.

                   4.1.2 Novartis Information. Emisphere will maintain in strictest confidence, and will ensure that its Affiliates and its and their consultants, employees, agents and representatives maintain in strictest confidence, all proprietary and confidential information which has been or is provided by Novartis to Emisphere, including but not limited to, Novartis s inventions, discoveries, improvements and methods, business plans, marketing techniques or plans, manufacturing and other plant designs, location of operations, and any other information affecting the business operations of Novartis ( Novartis Information ), and will not use for any purpose other than the completion of the Agreement, and will not publish, disseminate, or disclose, in any manner, to any person any Novartis Information unless: (i) Emisphere is legally required to do so, (ii) the Novartis Information has entered or enters the public domain through no fault of Emisphere, (iii) the Novartis Information was already known by Emisphere before receipt from Novartis, or is developed independently by Emisphere without breach of this Agreement, in either case as shown by comtemporaneous written records, or (iv) the Novartis Information is received by Emisphere from a third party under no confidentiality obligation to Novartis.

            4.1.3 Survival. The provisions of this Article 4 will survive the termination or expiration of this Agreement

            4.2   Indemnity.

                  4.2.1 Novartis shall indemnify, defend and hold harmless Emisphere, its affiliates, agents, directors, officers and employees from and against any loss, damage, action, proceeding, expense or liability (including attorney s fees) ("Loss") arising from or in connection with the manufacture, distribution, sale, possession or use of any Product prepared pursuant to the Program, except for any Loss caused by Emisphere s gross negligence or intentional misconduct.

                  4.2.2 Emisphere shall indemnify, defend and hold harmless Novartis, its affiliates, agents directors, officers and employees from and against any Loss arising from or in connections with the manufacture, distribution, storage possession or use of any Carrier prepared and supplied by Emisphere or its third party suppliers to Novartis, except for any Loss caused by Novartis s gross negligence or intentional misconduct.

            4.3 Public Disclosure. The Parties hereto agree to disclose publicly through a joint press release, upon signing the Agreement, the nature and scope of the Agreement. All press releases shall be approved in writing in advance by both Parties, except for such disclosures permitted pursuant to
Section 4.1 above, such approval not to be unreasonably withheld or delayed. Upon the occurrence of other significant events in the Program, Emisphere and Novartis agree to make joint press releases.

            4.4 Standstill. Clause 8.1 and 8.2 of the Stock Purchase Agreement dated December 3, 1997 shall apply to this Agreement and are incorporated here by reference attached as Exhibit D.

            4.5 Change of Control. Upon any occurrence of a change in control of Emisphere prior to commercial introduction of Product 1 (or of Product 2, if earlier), Novartis shall have the right to terminate this Agreement. Under such circumstances, if Novartis elects to exercise any such right, Emisphere shall refund all development funding, milestones, fees, option exercise payments or other payments provided for hereunder (exclusive of any equity infusion by Novartis), and Novartis shall relinquish any and all rights to the Emisphere Technology provided for hereunder.

For purposes of this Section 4.5 a change of control shall mean that (A) sole control of Emisphere's management is vested in a person, persons, entity, or entities, none of which, as of the Effective Date, control, or participate in control of, Emisphere's management; and (B) an entity owns 50% or more of Emisphere's capital or business assets, has the power to exercise 50% or more of the voting rights or to appoint 50% or more of the Board of Directors of Emisphere, or otherwise has the right to control Emisphere's affairs. A change in management personnel does not in and of itself indicate a change of control. For purposes of this section 4.5, the parties understand and agree that any person or entity which owns less than 20% of Emisphere s outstanding shares of capital stock as of the Effective Date of this Agreement shall not be deemed to control or participate in control of Emisphere s Management.

            4.6 Amendment. No amendment, waiver or consent to this Agreement shall be effective unless signed in writing by both Parties hereto.

            4.7 Assignment. Neither Party may assign its rights or obligations under this Agreement without the prior written consent of the other Party, except that a Party hereto may, without such prior written consent, assign any of its rights or obligations to an Affiliate in the pharmaceutical business.

            4.8 Entire Agreement. This Agreement constitutes the entire agreement of the Parties with respect to the subject matter hereof and supersedes any and all prior negotiations, correspondence and understandings between the Parties with respect to the subject matter hereof, whether oral or in writing.

            4.9 GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

            4.10 Notices. All notices and other communications pursuant to this Agreement shall be in writing, shall be effective when received, and shall be deemed to have been received on the date of delivery if delivered personally; or on the second business day after the business day of deposit with Federal Express or other similar courier for overnight delivery, freight prepaid; in each such case, addressed as follows (until any such address is changed by notice duly given):

            to Novartis:            Novartis Pharma AG
                              License Department
                              Lichtstrasse 35
                              CH-4002 Basel, Switzerland
                              Attention: [^]
                              Telecopy: [^]

            to Emisphere:     Emisphere Technologies, Inc.
                              15 Skyline Drive
                              Hawthorne, NY 10532
                              Attention: [^]
                              Telecopy: (914) 347-2498

            with copy to:           Paul, Weiss, Rifkind, Wharton & Garrison
                              1285 Avenue of the Americas
                              New York, NY 10019-6064
                              Attention: Edwin S. Maynard
                              Telecopy: (212) 757-3990

            4.11 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

            4.12 Diligence. Each Party will use diligent efforts to conduct the tasks assigned to it hereunder. Each Party, further, agrees to conduct such tasks at least as diligently as the Party conducts research and development for other projects of similar commercial potential and at similar stages of development. Neither Party will be responsible for delays due to factors beyond its control.

            4.13 No Agency. It is understood and agreed that Emisphere and Novartis each shall have the status of independent contractors under this Agreement and that nothing in this Agreement shall be construed as authorization for either Party to act as agent for the other. Members of the Steering Committee who are employees of Emisphere shall be and shall remain employees of Emisphere and Novartis shall not incur any liability for any act or failure to act by such employees. Members of the Steering Committee who are employees of Novartis shall be and shall remain employees of Novartis and Emisphere shall not incur any liability for any act or failure to act by such employees.

            4.14 Force Majeure. Each Party hereto shall be relieved of its obligations hereunder to the extent that fulfillment of such obligations shall be prevented by acts beyond its reasonable control.

            4.15 Titles. The titles of the Articles and Sections of this Agreement are for general information and reference only, and this Agreement shall not be construed by reference to such titles.

            4.16 Severability. Each Party agrees that, should any provision of this Agreement be determined by a court of competent jurisdiction to violate or contravene any applicable law or policy, such provision will be severed or modified by the court to the extent necessary to comply with the applicable law or policy, and such modified provision and the remainder of the provisions hereof will continue in full force and effect.

            4.17 Waiver. Failure by either Party to enforce any rights under this Agreement shall not be construed as a waiver of such rights nor shall a waiver by either Party in one or more instances be construed as constituting a continuing waiver or as a waiver in other instances.

            4.18 No Strict Construction. This Agreement has been prepared jointly and shall not be strictly construed against either Party.

            4.19 Dispute Resolution. Any dispute regarding this Agreement or the enforcement of a Party's rights or obligations hereunder shall be submitted [^]




            IN WITNESS WHEREOF, the undersigned have executed this Agreement on the day and year first above written.

                                    EMISPHERE TECHNOLOGIES, INC.



                                    By:   ___________________________
                                          Name:
                                          Title:


                                    NOVARTIS PHARMA AG
                                    with offices at Lichtstrasse 35,
                                    CH-4002 Basel, Switzerland



                                    By:   ___________________________
                                          Name:
                                          Title:



                                    By:   ___________________________
                                          Name:
                                          Title:


                                                 Exhibit A


                               Oral Delivery Project
                               Novartis Compound


                         [^]




                                    Exhibit B

                     List of Patents and Patent Applications

                                   [attached]



                                    Exhibit C

                            FORM OF LICENSE AGREEMENT

                                   [attached]


                                   Appendix 1

                         LICENSE SUPPLEMENT FOR OPTION 1
[^]


                                   Appendix 2

                     FORM OF LICENSE SUPPLEMENT FOR OPTION 2


[^]





                                    Exhibit D

                            Stock Purchase Agreement

                                [see attachment]











This Agreement is made the _____ day of ________, 19__


BY AND BETWEEN
Novartis Pharma AG

A Swiss limited liability company with offices at Lichtstrasse 35, CH-4002 Basel, Switzerland


Emisphere Technologies, Inc.

A Delaware Corporation with offices at 15 Skyline Drive, Hawthorne, New York
10532








                                LICENSE AGREEMENT


                                TABLE OF CONTENTS

Section                                                                 Page

        1.     DEFINITIONS  . . . . . . . . . .. . . . . . . .            2

        2.     GRANT OF RIGHTS  . . . . . . . . . . . . . . .            11

        3.     IMPROVEMENTS   . . . . . . . . . . . . . . . .            12

        4.     MANUFACTURING    . . . . . . . . . . . . . . .            12

        5.     RESEARCH AND DEVELOPMENT   . . . . . . . . . .            13

        6.     PRODUCT(S) MANUFACTURING   . . . . . . . . . .            14

        7.     EXPLOITATION OF LICENSED TECHNOLOGY  . . . . .            14

        8.     FINANCIAL PROVISIONS   . . . . . . . . . . . .            15

        9.     RIGHT OF AUDIT AND INSPECTION  . . . . . . . .            16

        10.    PATENTS  . . . . . . . . . . . . . . . . . . .            17

        11.    CONFIDENTIAL INFORMATION   . . . . . . . . . .            22

        12.    TERM OF AGREEMENT  . . . . . . . . . . . . . .            23

        13.    WARRANTIES/INDEMNITIES   . . . . . . . . . . .            26

        14.    REGULATORY APPROVALS   . . . . . . . . . . . .            31

        15.    INSURANCE  . . . . . . . . . . . . . . . . . .            32

        16.    IMPOSSIBILITY OF PERFORMANCE - FORCE MAJEURE              33

        17.    SETTLEMENT OF DISPUTES; PROPER LAW   . . . . .            33

        18.    ASSIGNMENT   . . . . . . . . . . . . . . . . .            33

        19.    NOTICES  . . . . . . . . . . . . . . . . . . .            34

        20.    MISCELLANEOUS CLAUSES  . . . . . . . . . . . .            34



 WHEREAS

A. Emisphere is beneficially entitled to the use of various patents and other intellectual property, including the Emisphere Patents which have been granted or are pending under various international conventions in relation to the Emisphere Technology.

B. Emisphere is knowledgeable in the discovery and use of compounds which can interact with therapeutic agents in a manner to improve the transport of such therapeutic agents through biological membranes.

C. Novartis is knowledgeable in the research, development, manufacture and marketing of pharmaceutical formulations and Novartis has rights to, owns and possesses patented therapeutic agents and other technologies and related intellectual property.

D. Emisphere and Novartis have previously entered into a Research Collaboration and Option Agreement regarding the application of the Emisphere Technology to oral delivery of Novartis therapeutic agents.

E. Novartis desires to enter into this Agreement with Emisphere so as to permit Novartis to exclusively utilize the Emisphere Technology and the Emisphere Program Technology, in combination with the Novartis Program Technology and any jointly developed technology, in the research, development, manufacture, distribution and sale of the Products in the Field.



NOW THEREFORE IT IS HEREBY AGREED AS FOLLOWS:


1.     DEFINITIONS

1.1 In this present Agreement, including the Recitals and Appendix, the following definitions shall prevail unless the context otherwise requires:

"Acquired"                   means a transfer of intellectual property or
                             information from an Independent Third Party to Emisphere or Novartis, as the case may be, to the extent to which there are no obligations or restrictions in respect of that intellectual property or information which prohibit use by or disclosure to Novartis or Emisphere, as appropriate;

[^]

"Affiliate"                  means any corporation or business entity which
                             Novartis or Emisphere, directly or indirectly, owns or controls, is under common ownership with, or which owns one of the Parties to this Agreement.
                             Ownership or control shall exist when an entity owns 50% or more of the capital or business assets of another entity; has the power to exercise 50% or more of the voting rights or to appoint 50% or more of the Board of Directors of another entity; or has the right to control the affairs of another entity, it being understood that the direct or indirect ownership of a lesser percentage of such shares shall not necessarily preclude the existence of control;

"Agreement"                  means this license agreement (which expression
                             shall be deemed to include the Recitals and Schedule hereto, and any other document(s) incorporated herein by reference);

"Carriers"                   means various proprietary synthetic compounds
                             described by the Emisphere Technology that are used to facilitate transport through membranes via a number of different Routes of Administration to deliver the Compound;

"Compound"                   means the therapeutic agent, specified by Novartis
                             in the Activation Letter, [^]

"Cost"                       [^]

"Effective Date"             means the date when Novartis exercises the Option
                             and makes the payment foreseen in the Option
                             Agreement under Article 2.3 thereof;

"Emisphere"                  means Emisphere Technologies, Inc., its Affiliates,
                             successors and permitted assignees;

"Emisphere Know-How"  means all existing proprietary trade secrets, confidential scientific, technical and medical information and expertise from time to time developed, produced, created or Acquired by or on behalf of Emisphere, on or before the Effective Date, including, but not limited to, unpatented inventions, discoveries, theories, plans, ideas or designs relating to the research and development, registration for marketing, use or sale of the Carriers or formulations of Compounds and Carriers, needed relevant data on the Carriers, preclinical toxicity and manufacturing data for the Carriers and prototype Compound/Carrier formulation(s), and toxicological, pharmacological, analytical and clinical data, bioavailability studies, other formulations, control assays and specifications, methods of preparation and stability data with respect to Carriers and prototype Compound/Carrier formulation(s);[^]

"Emisphere Patents"          means all and any existing patents, utility models
                             and any applications therefor in the Territory
                             (other than the Emisphere Program Patents or Joint
                             Patents) that are or subsequently may be owned or Acquired by, or assigned or licensed to, Emisphere
                             (including any and all divisions, continuations, continuations-in-part, extensions, additions, registrations, confirmations, reexaminations,
                             Supplementary Protection Certificates, renewals or reissues thereto or thereof) as of the Effective
                             Date and that would be infringed by the
                             development, manufacture, use, disposal, sale, offer of disposal or sale, or importation of the Product(s) in the Territory and/or relate to the Field; the Emisphere Patents as of the effective date are included in the Schedule I hereto;

"Emisphere Program
Know-How"                    means all trade secrets, confidential scientific,
                             technical and medical information and expertise developed, produced, created or Acquired by or on behalf of Emisphere pursuant to the Research and Development Program (other than Emisphere Know-How and Joint Know-How), including, but not limited to, unpatented inventions, discoveries, theories, plans, ideas or designs (whether or not reduced to practice), and relating to the research and development, registration for marketing, use or sale of the Carriers or the Product(s), needed relevant data on the Carriers, preclinical toxicity and manufacturing data for the Carriers and prototype Product(s), and toxicological, pharmacological, analytical and clinical data, bioavailability studies, formulations, control assays and specifications, methods of preparation and stability data with respect to the Carriers and prototype Product(s);

"Emisphere Program
 Patents" means all and any patents, utility models and applications therefor in the Territory (including any and all divisions, continuations, continuations-in-part, extensions, additions, registrations, confirmations, reexaminations,
                             Supplementary Protection Certificates, renewals or reissues thereto or thereof) on or for any inventions or discoveries that have been or subsequently may be conceived or made by employees or agents of Emisphere pursuant to the Research and Development Program;

"Emisphere Program
Technology"                  means the Emisphere Program Patents, the Emisphere
                             Program Know-How and/or Emisphere s share of the Joint Patents and the Joint Know-How, as well as any other Emisphere intellectual property rights
                             (such as copyright or data rights) created or arising during the term of this Agreement and relevant to the Field;

"Emisphere Technology"       means the Emisphere Patents and/or the Emisphere
                             Know-How, as well as any other Emisphere intellectual property rights (such as copyright or data rights) created or arising before the term of this Agreement and relevant to the Field;

"Field" means the research, development and optimization of the Compound and all uses of the Compound utilizing one or more Carriers for all medical ailments or indications for the oral Route of Administration as well as the manufacture, use, promotion, distribution, marketing and sale of the Product(s);

"FTEs" means full time equivalent persons employed by one of the Parties as defined in the Option Agreement;

[^]                          means the following costs:

                             [^]

"Health Authority"           means any relevant regulatory authority the
                             approval of which is necessary to market a product in any country of the Territory and which in the United States is the Food and Drug Administration
                             (FDA) or any successors or agency the approval of which is necessary to market a product in the United States of America;

"Improvements"               means any intellectual property rights of Emisphere
                             relevant to the Field created or arising outside the scope of this Agreement, but during the term of this Agreement;

"INDA" means any Investigational New Drug Application or similar application in relation to a Product(s) filed by Novartis or its approved designee with the relevant Health Authority;

"Independent Third Party"    means any person other than Novartis, Emisphere or
                             any of their Affiliates;

"Joint Know-How"             means know-how which is jointly developed by the
                             Parties in pursuance of the Program under the Option Agreement and during the term of this License Agreement (i.e., pursuant to the Research and Development Program);

"Joint Patents"              means all and any patents, utility models and any
                             applications therefor in the Territory (including any and all divisions, continuations, continuations-in-part, extensions, additions, registrations, confirmations, reexaminations,
                             Supplementary Protection Certificates, renewals or reissues thereto or thereof) on or for any inventions or discoveries which are jointly conceived by the Parties in pursuance of the Program under the Option Agreement and during the term of this License Agreement (i.e., pursuant to the Research and Development Program);

"Launch" means the first commercial sale of a Product; the date thereof shall be determined on a country-by-country basis;

"Milestone"                  means milestones as specified in the Appendices to
                             the Option Agreement;

"NDA" means any New Drug Application or similar application in relation to a Product(s) filed by Novartis or its approved designee with the relevant Health Authority;

"Net Sales"                  means with respect to the Product(s) the gross
                             invoice price of Product sold by Novartis and its sublicensees to independent, non-Affiliated third parties in bona fide, arms-length transactions, from which shall be subtracted, if not previously deducted in the amount invoiced or received, (i) quantity and/or cash discounts actually allowed or taken, (ii) freight, postage and shipping insurance
                             [^](iii) customs duties and taxes, if any, directly related to the sale, (iv) amounts repaid or credited by reasons of rejections, return of goods and retroactive price reductions specifically identifiable as relating to Product, (v) amounts incurred resulting from government (or an agency thereof) mandated rebate programs, (vi) third party rebates and chargebacks related to the sale of Product to the extent actually allowed, (vii) amounts that are uncollectible because of, for example, the bankruptcy of a customer, (viii) as agreed by the Parties in writing, any specifically identified amounts included in the Product s gross sales that were or ultimately will be credited and are substantially similar to those listed above.

                             The amount of Net Sales for any period shall be determined on the basis of sales recorded in such period in accordance with accepted accounting practices [^].

"Novartis"                   means Novartis Pharma AG, its
                             Affiliates, successors and
                             permitted assignees;

"Novartis Know-How"          means all existing proprietary trade secrets,
                             confidential scientific, technical and medical information and expertise from time to time developed, produced, created or Acquired by or on behalf of Novartis, on or before the Effective
                             Date, including, but not limited to, unpatented inventions, discoveries, theories, plans, ideas or designs relating to the research and development, registration for marketing, use or sale of the Compound, needed relevant data on the Compounds, preclinical toxicity and manufacturing data for the Compound, and toxicological, pharmacological, analytical and clinical data, bioavailability studies, other formulations, control assays and specifications, methods of preparation and stability data with respect to the Compound;

"Novartis Patents"           means all and any existing patents, utility models
                             and any applications therefor in the Territory
                             (other than the Novartis Program Patents or Joint
                             Patents) that are or subsequently may be owned or Acquired by, or assigned or licensed to, Novartis
                             (including any and all divisions, continuations, continuations-in-part, extensions, additions, registrations, confirmations, reexaminations,
                             Supplementary Protection Certificates, renewals or reissues thereto or thereof) as of the Effective
                             Date and that would be relevant and necessary to develop, make, use, or sell Product(s) in the Territory and/or relate to the Field;

"Novartis Program
Know-How"                    means all trade secrets, confidential scientific,
                             technical and medical information and expertise developed, produced, created or Acquired by or on behalf of Novartis pursuant to the Research and Development Program (other than Novartis Know-How and Joint Know-How), including, but not limited to, unpatented inventions, discoveries, theories, plans, ideas or designs (whether or not reduced to practice), and relating to the research and development, registration for marketing, use or sale of the Compound or the Product(s), needed relevant data on the Compound, preclinical toxicity and manufacturing data for the Compound, and toxicological, pharmacological, analytical and clinical data, bioavailability studies, formulations, control assays and specifications, methods of preparation and stability data with respect to the Compound and prototype Product(s);

"Novartis Program
 Patents" means all and any patents, utility models and applications therefor in the Territory (including any and all divisions, continuations, continuations-in-part, extensions, additions, registrations, confirmations, reexaminations,
                             Supplementary Protection Certificates, renewals or reissues thereto or thereof) on or for any inventions or discoveries that have been or subsequently may be conceived or made by employees or agents of Novartis pursuant to the Research and Development Program;

"Novartis Program
Technology"                  means the Novartis Program Patents, the Novartis
                             Program Know-How and/or Novartis s share of the Joint Patents and the Joint Know-How, as well as any other Novartis intellectual property rights
                             (such as copyright or data rights) created or arising during the term of this Agreement and relevant to the Field;

"Novartis Technology"        means the Novartis Patents and/or the Novartis
                             Know-How, as well as any other Novartis
                             intellectual property rights (such as copyright or data rights) created or arising before the term of this Agreement and relevant to the Field;

"Option" means an option to enter into a license agreement in the form of this Agreement, as provided for in the Option Agreement;

"Option Agreement"           means the Research Collaboration and Option
                             Agreement, dated as of December 3, 1997, between Emisphere and Novartis, incorporated herein by reference;

"Option Exercise
Payment" means a payment specified in an Appendix to the Option Agreement and the payment of which is required upon the exercise of the Option;

"Parties"                    means Novartis and Emisphere;

"Person" means an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature;

"Product(s)"                 means, one or more commercial formulations of the
                             Compound(s) with one or more of the Carriers for the oral Route of Administration that complies with the Specifications, and licensed hereunder;

"Research and
Development Program"  means the joint program of research and development work, with respect to the Field and the Product, being conducted or to be conducted by, inter alia, Novartis and Emisphere for and on behalf of Novartis, for which both Parties are responsible, and which has been devised by and approved by the Steering Committee and is outside of the scope of the Program defined in the Option Agreement; the Research and Development Program shall not include work for which Novartis alone is responsible, such as clinical trials of Product(s);

"Route(s) of Administration         means administration of the Compound(s) by
                                    routes including, but not limited to, oral, nasal, buccal, intraocular, sublingual, injectable (such as by subcutaneous, depot, intramuscular, intraperitoneal or intra-venous injection), vaginal and pulmonary dosing; only the oral route is licensed hereunder;

"Specifications"             means the specifications for each of the Carriers
                             or Product(s) as approved by the relevant Health
                             Authority, as well as such other specifications which may be agreed upon by the Parties in writing;


"Steering Committee"         means the management committee appointed by
                             Emisphere and Novartis to oversee the Research and Development Programs related to the Product(s), as provided for in the Option Agreement;

"Territory"                  means all the countries of the world.


1.2    In this Agreement:

       1.2.1 The singular includes the plural and vice versa as may be necessary.

       1.2.2 Any reference to a Clause shall, unless otherwise specifically provided, be to a Clause of this Agreement.

       1.2.3 The headings of this Agreement are for ease of reference only and shall not affect its construction or interpretation.

2.     GRANT OF RIGHTS

In consideration of the receipt of [^] specifying the Compound to be licensed for the oral Route of Administration and simultaneous receipt by Emisphere of the payment specified in the Option Agreement and relevant Appendix (both from Novartis), the receipt and adequacy of which is acknowledged by Emisphere to Novartis by Emisphere's receipt of [^] and Option payment, and the payment of Milestone payments and royalties as provided for herein and in the relevant Option Agreement Appendix, Novartis will have the [^] right in the Territory to develop the Products and/or exploit the licensed Emisphere Technology in the Field. Emisphere grants to Novartis for the term of this Agreement:

2.1 [^] license in the Territory to develop, make, have made, use, and sell Products under the Emisphere Technology and Emisphere Program Technology for the Field. All proprietary rights and rights of ownership with respect to the Emisphere Technology and Emisphere Program Technology shall at all times remain solely with Emisphere unless otherwise specified in this Agreement. Novartis shall not have any rights to use the Emisphere Technology or Emisphere Program Technology other than insofar as they relate directly to the Field and are expressly granted herein.

2.2 Novartis shall have the right to sublicense the rights granted to it by Emisphere pursuant to this Agreement. Insofar as the obligations owed by Novartis to Emisphere are concerned, Novartis shall remain responsible for all acts and omissions of any sublicensee as if they were by Novartis. Novartis shall forthwith notify Emisphere of any sublicense granted by Novartis except for sublicenses to any of its Affiliates. In all cases royalties shall be paid by Novartis on all Net Sales of Products in the Territory at the rate provided for herein (e.g., in accordance with the relevant Option Agreement Appendix);

In consideration of the obligations assumed by Emisphere in this Agreement, Novartis grants to Emisphere, solely for the purposes of carrying out the latter s obligations hereunder:

2.3 a non-exclusive license to use the Novartis Technology and the Novartis Program Technology solely for the purposes of completing Emisphere s responsibilities hereunder. All proprietary rights and rights of ownership with respect to the Novartis Technology and the Novartis Program Technology shall at all times remain solely with Novartis, unless otherwise specified in this Agreement.

2.4 Emisphere shall have no right to sublicense the rights granted to it by Novartis pursuant to this Agreement except as expressly authorized by Novartis. Insofar as the obligations owed by Emisphere to Novartis are concerned, Emisphere shall remain responsible for all acts and omissions of any approved sublicensee as if they were by Emisphere.

[^]


3.     IMPROVEMENTS

3.1 If Emisphere shall develop or have developed by an Independent Third Party any Improvements during the term of this Agreement, Emisphere shall, to the extent that it is not prohibited by any undertaking given to any Independent Third Party, communicate to Novartis such Improvements and shall provide to Novartis such rights, licenses, information and explanations as Novartis may reasonably require to be able effectively to utilize the Improvements for the life of this Agreement in carrying out the purposes thereof. Any such license shall be non-exclusive and royalty free and limited to the term of this Agreement.

4.     MANUFACTURING

4.1 [^] the final Product(s) in the Territory. Emisphere will manufacture the Carrier needed for Product sales. Novartis will pay Emisphere the latter's [^] on all Carrier used for sales of Products. Emisphere's manufacturing operations will meet all required regulatory agency's specifications for registration. Carrier pricing will be established in an exhibit to this Agreement with such exhibit to be revised annually. [^]

4.2 Novartis reserves the right to audit the facility of Emisphere, including its processes, records, and other facets of the operation as may be necessary to assure that all applicable relevant Health Authority or similar government regulations have been met. Emisphere shall permit duly authorized representatives of Novartis to audit all research, development and manufacturing areas and operations as they apply to Emisphere projects or Carriers for Novartis at reasonable times with a prior appointment. The right to audit will also apply to Carrier used in trials to support product registration. These audits will be conducted to assure compliance with all pertinent acts, regulations, and guidelines promulgated by the relevant Health Authority and other regulatory authorities. Such audits will be permitted during normal business hours and will be performed with a minimum of disruption. Novartis shall furnish to Emisphere summaries of all reports prepared as a result of these audits. Novartis agrees to notify Emisphere within thirty (30) days of any concerns that it may have regarding Carrier(s). Novartis will also have the right to audit Emisphere s financial manufacturing records in accordance with Clause 9.2.

5.     RESEARCH AND DEVELOPMENT

5.1 Subject to any and all specific provisions included in the Option Agreement or relevant Appendix, if Novartis desires to conduct and if Emisphere has the requisite capability or resources, Novartis agrees to use Emisphere, where possible, to conduct the Research and Development Program on terms to be negotiated in good faith, subject to Steering Committee approval and with consideration to the best interest of both Novartis and Emisphere. Upon agreement in writing, and which will be attached as an Annex to this Agreement by the Parties as to the appropriate amount of compensation to Emisphere therefor, Emisphere shall conduct its portion of such Research and Development Program, which will be specified in an annex to this Agreement.

5.2 Subject to any and all specific provisions included in the Option Agreement or relevant Appendix, the research and development work conducted jointly by the Parties shall be in accordance with the Research and Development Program devised by the Steering Committee. Both Parties shall use reasonably diligent efforts, consistent with their efforts on other projects of similar commercial importance and state of development, to conduct their respective portions of the Research and Development Program.

5.3 The Research and Development Program shall be directed by the Steering Committee. In conducting the Research and Development Program, each Party shall co-operate fully with the Steering Committee. Each Party shall maintain the facilities used by it for the performance of the Research and Development Program in compliance with the applicable requirements of the relevant Health Authority and other regulatory authorities, including then-current Good Manufacturing Practices and then-current Good Laboratory Practices standards.


6.     PRODUCT(S) MANUFACTURING

6.1 Any chemical (not including the Carriers) or formulation components required to make use of the Emisphere Technology for the purposes of this Agreement shall be procured by Novartis at its own expense. Novartis shall ensure that supplies of the Product(s) are produced as diligently as any of its products of similar commercial importance.

6.2 In no case will Novartis appoint a third party to manufacture the Product(s) without the written consent of Emisphere if Emisphere Know-How is required for such manufacture.

7.     EXPLOITATION OF LICENSED TECHNOLOGY

7.1 Novartis will have the exclusive right in the Territory to develop the Products and/or exploit the licensed Emisphere Technology and Program Technology in the Field. In order to commercialize the Product(s), Novartis shall use commercially reasonable efforts (consistent with its efforts on products of similar commercial importance) to obtain marketing approval for and Launch the Product(s) in such countries in the Territory as is determined by normal Novartis business practices. It may be necessary to file an INDA or NDA and perform clinical testing in more than one country. The conduct of such clinical trials and the obtaining of regulatory approvals shall be controlled and completed by Novartis.

7.2 The strategy for the registration and the commercialization of the Product(s) shall be determined by Novartis. Novartis shall advise Emisphere as to its general commercialization strategy on a semi-annual basis. For each country in which the Product is Launched, Novartis shall inform Emisphere of the Launch at least [^] prior to the expected date therefor.

7.3 Novartis shall exert its reasonable efforts to commercialize the Product(s) in each country of the Territory where Novartis has Launched Product(s). Such efforts shall be consistent with Novartis s efforts on products of similar commercial importance.

7.4 Novartis will be solely responsible for ensuring that the manufacture, promotion, distribution, marketing and sale of the Product(s) within each country of the Territory is in strict accordance with all the legal and regulatory requirements of each country of the Territory.

7.5 All advertising, promotional materials and marketing costs needed to exploit the Product(s) are to be paid by Novartis. Incorporation of Emisphere trademarks and Logos by Novartis on package inserts and labels shall be made upon discussion between Emisphere and Novartis with respect to the appropriate protection of Emisphere s trademark, service mark or trade name rights. Emisphere hereby grants Novartis a non-exclusive, royalty-free license to use such trademark, service mark and trade name rights if desired or required by Novartis.

8.     FINANCIAL PROVISIONS

8.1 In consideration of the research and development work conducted by Emisphere for and on behalf of Novartis pursuant to the Research and Development Program, Novartis shall pay Emisphere the sums agreed to by the Parties pursuant to Clause 5.1, above, or as provided for in the relevant Option Agreement, if applicable.

8.2 In consideration of the granting of a license for the Emisphere Technology and Program Technology to Novartis, Novartis shall make Milestone payments and pay royalties on Net Sales of the Product(s) at rates set forth in the Appendices of the Option Agreement. The applicable Option Agreement Appendix, and hence Milestone and royalty schedule, shall be determined by reference to the Activation Letter.

8.3 Novartis's obligation to pay royalties shall expire on a country-by-country basis upon the conclusion of the term of this Agreement, as set forth in Clause 12.1.

8.4 Payment of royalties shall be made quarterly within [^] after the expiry of the calendar quarter; provided, that if the information necessary to make such payments is not available within such [^] period, Novartis shall have an additional [^] days to make such payments. The method of payment shall be by wire transfer to an account specified by Emisphere, or by such other manner as is mutually acceptable to the Parties. Each payment made to Emisphere shall be accompanied by a written report, prepared and signed by the appropriate royalty administration personnel of Novartis. The report shall indicate at least the Net Sales of Product for the calendar quarter for which payment is being made.

8.5 Novartis shall maintain and keep clear, detailed, complete, accurate and separate records so:

       8.5.1 as to enable any royalties on Net Sales of the Product(s) which shall have accrued hereunder to be determined; and

       8.5.2 that any deductions made in arriving at the Net Sales can be determined.

8.6 All payments due hereunder shall be made in United States Dollars. [^] exchange rate methodology will be employed for the translation of sales in other currencies into United States Dollars. [^]

8.8 Emisphere and Novartis agree to co-operate in all respects necessary to take advantage of any double taxation agreements or similar agreements as may, from time to time, be available.

8.9 All taxes levied on payment of royalties accruing to Emisphere under this Agreement shall be paid by Emisphere. If applicable laws or regulations require withholding taxes by Novartis, the taxes will be deducted by Novartis from remittable royalties and will be paid by Novartis on account of Emisphere to the appropriate government tax authority.

9.     RIGHT OF AUDIT AND INSPECTION

9.1 Within the term of this Agreement and within one year after its termination, Emisphere shall not more than [^] each year have the right at its expense to have a firm of independent certified public accountants inspect and audit Novartis s records for any of the two preceding years for the purpose of determining the accuracy of royalty payments. The auditors must be acceptable to Novartis whose acceptance shall not be unreasonably withheld. The independent certified accountants shall keep confidential any information obtained during such inspection and shall report to Emisphere only the amounts of Net Sales and royalties due and payable. Only those records that pertain to the Product need be shown to the auditors. Any such inspection of Novartis's records shall be at the expense of Emisphere, except that if any such inspection reveals a deficiency in the amount of the royalty actually paid to Emisphere hereunder in any calendar year of [^] or more of the amount of any royalty actually due to Emisphere hereunder, then the expense of such inspection shall be borne solely by Novartis. Any amount of deficiency shall be confirmed by Novartis and paid promptly to Emisphere. If such inspection reveals a surplus in the amount of royalty actually paid to Emisphere by Novartis, Emisphere shall reimburse Novartis the surplus.

9.2 Within the term of this Agreement and within one year after its termination, Novartis shall not more than [^] each year have the right at its expense to have a firm of independent certified public accountants inspect and audit Emisphere s records and accompanying reports (and all associated documentation) for any of the two preceding years for the purpose of determining the accuracy of Emisphere s reported, [^] and Costs with respect to any Research and Development Program. The auditors must be acceptable to Emisphere whose acceptance shall not be unreasonably withheld. The independent certified public accountants shall keep confidential all materials subject to third-party confidentiality agreements and all materials not directly relevant to the purpose of their audit. Only those records that pertain to the Product need be shown to the auditors. Any such inspection of Emisphere's records shall be at the expense of Novartis, except that if any such inspection reveals an overpayment in the amount of such costs paid to Emisphere hereunder in any calendar year of [^] or more of the amount of such Costs actually due to Emisphere hereunder, then the expense of such inspection shall be borne solely by Emisphere instead of by Novartis. Any surplus over the Costs properly payable by Novartis to Emisphere shall be confirmed by Emisphere and refunded promptly to Novartis. If such inspection reveals a deficit in the amount of the Costs properly payable to Emisphere by Novartis, Novartis shall pay the deficit to Emisphere.

9.3 In the event of any unresolved dispute regarding any alleged deficiency or overpayment of royalty payments or Cost payments hereunder, the matter will be referred to the independent firm of certified public accountants mutually accepted by both parties for a resolution of such dispute. The decision of said firm of certified public accountants shall be binding on the Parties.

10.    PATENTS

10.1 Emisphere shall disclose promptly to Novartis potentially patentable inventions conceived and/or reduced to practice by or on behalf of Emisphere in connection with the performance of the Research and Development Program, any potentially patentable inventions and discoveries within the Emisphere Know-How that relate to the Field, the Emisphere Program Know-How and any potentially patentable Improvements developed by or on behalf of Emisphere (other than pursuant to the Research and Development Program).

10.2 The Parties shall discuss in good faith all material issues relating to preparing, filing, prosecution and maintenance of Emisphere Patents (insofar as the Emisphere Patents are of relevance to the Field), the Emisphere Program Patents, any potentially patentable inventions and discoveries within the Emisphere Program Know-How that relate to the Field, and any potentially patentable Improvements developed by or on behalf of Emisphere (other than pursuant to the Research and Development Program). Subject to agreement to the contrary the following provisions shall apply:

       10.2.1 Emisphere at its expense shall make a good faith effort (a) to secure the grant of any patent applications within the Emisphere Patents and Emisphere Program Patents (in so far as they relate specifically to Carriers); (b) to prepare, file and prosecute patent applications on patentable inventions and discoveries within the Emisphere Program Know-How and patentable Improvements developed by or on behalf of Emisphere (other than pursuant to the Research and Development Program); (c) to defend all such applications or patents as the case may be against third party oppositions and similar actions; and (d) to maintain in force any issued letters patent within the Emisphere Patents and Emisphere Program Patents (including any letters patent that may issue covering any Improvements). Emisphere shall have the right in its reasonable business discretion to control such preparation,
              filing, prosecution, defense and maintenance.   Emisphere shall
              not refuse any reasonable request by Novartis regarding the preparation, filing, prosecution and maintenance, of a patent in any country in the Territory. Should Emisphere believe it necessary for commercial or other reasons to abandon or amend such as to restrict the scope of the protection in any country any patent or patent application pertaining to the Emisphere Patents or the Emisphere Program Patents, it shall first consult with Novartis.

       10.2.2 In the event that Emisphere informs Novartis that it does not intend to prepare or file patent applications on patentable inventions and discoveries within the Emisphere Program Know-How that relate to the Field or patentable Improvements developed by or on behalf of Emisphere (other than pursuant to the Research and Development Program) in one or more countries in the Territory or fails to prepare or file such an application within a reasonable period of time, but in no event less than four (4) months after disclosure to Novartis pursuant to Clause 10.1, at Emisphere's election, Novartis shall have the right, but not the obligation, at Emisphere's sole expense, to prepare, file and prosecute such patent application(s) in the name of Emisphere, and Emisphere, upon written request from Novartis, shall execute all documents, forms and declarations and do all things as shall be reasonably necessary to enable Novartis to exercise such right. In the event that Emisphere so elects and Novartis prepares and files any such application, such application shall be, as appropriate, considered an Emisphere Patent or an Emisphere Program Patent.

10.3 Emisphere shall assist Novartis in good faith regarding all material issues that arise from the Research and Development Program relating to preparation, filing, prosecution and maintenance of Novartis Patents (insofar as the Novartis Patents are of relevance to the Field), the Novartis Program Patents and any patentable inventions and discoveries within the Novartis Know-How or Novartis Program Know-How that relate to the Field or Carriers. Such assistance will be provided, however, only upon Novartis's request. Subject to agreement to the contrary, the following provisions shall apply:

       10.3.1 Novartis shall be solely responsible for all facets of preparation, filing and prosecuting patent applications and maintaining and defending patents within the Novartis Patents and the Novartis Program Patents (in so far as the Novartis Program Patents are of relevance to the Field), including all expenses pertaining thereto.

       10.3.2 Any assistance from Emisphere requested by Novartis with respect to its obligations as set forth in this Clause 10.3 shall be provided at Novartis's expense. Emisphere will use its best reasonable efforts to provide such assistance in the manner requested by Novartis.

10.4 With respect to any Joint Patents (relating to the Field), Novartis shall have the right, but not the obligation to prepare and file patent applications on behalf of both Parties and will diligently prosecute same. Prior to the contemplated filing, Novartis shall submit a substantially completed draft of such patent applications to Emisphere for approval, which approval shall not be unreasonably withheld or delayed. In the event of an imminent statutory bar to patenting, Novartis shall have the right to file a patent application, for the invention on which a patent would be barred, without first receiving approval from Emisphere, in order to preserve the patent rights to such invention. Novartis and Emisphere shall equally bear the reasonable costs of preparing, filing, prosecuting and maintaining any patent applications and patents falling within this Clause 10.4. Should Novartis not wish to prepare, file, prosecute, maintain or issue any patent application falling within this Clause 10.4, or maintain a patent issuing from any such patent applications, in any particular country, Novartis will grant Emisphere any necessary authority to file, prosecute, maintain or issue such patent application, or maintain such patent, in the name of Emisphere. However, in such case, such patent application or patent for such country shall be considered to be an Emisphere Program Patent. Likewise, should Emispehre not wish to prepare, file, prosecute, maintain or issue any patent application falling with this Clause 10.4, or maintain a patent issuing from such patent applications, in any particular country, Emisphere will grant Novartis any necessary authority to prepare, file, prosecute, issue and maintain such patent application, or maintain such a patent, in the name of Novartis. However, in such case, such patent application or patent for such country shall be considered to be a Novartis Program Patent.

10.5 Emisphere and Novartis shall promptly inform the other in writing of any alleged infringement or misappropriation of any intellectual property rights within the Emisphere Technology or the Emisphere Program Technology by a third party of which the Party becomes aware and provide the other with any available evidence of such infringement or misappropriation.

       10.5.1 (a)     Emisphere shall have the primary right, but not the
              obligation, to institute, prosecute and control any action or proceeding with respect to any infringement of any of the Emisphere Technology, the Emisphere Program Technology (to the extent it relates specifically to Carriers), or the Novartis Technology (to the extent it relates specifically to Carriers) by counsel of its own choice. Novartis shall cooperate with Emisphere at Emisphere's request in the prosecution of such action or proceeding. If Emisphere reasonably determines that Novartis is an indispensable Party to the action, Novartis hereby consents to be joined. In such event, Novartis shall have the right to be represented in that action by counsel of its own choice and at Novartis's expense.

              (b) If Emisphere fails to bring an action or proceeding within a period of [^] after receiving written notice from Novartis or otherwise having knowledge of infringement of the Emisphere Technology, the Emisphere Program Technology (to the extent it relates specifically to Carriers), or the Novartis Technology (to the extent it relates specifically to Carriers) in the Field, Novartis shall have the right to bring and control any such action by counsel of its own choice and at its own expense. If Novartis reasonably determines that Emisphere is an indispensable Party to the action, Emisphere hereby consents to be joined. In such event, Emisphere shall have the right to be represented in that action by counsel of its own choice and at Emisphere's expense.

              (c) No settlement, consent judgment or other voluntary final disposition of a suit under this Clause 10.5.1 may be entered into without the joint consent of Novartis and Emisphere (which consent shall not be withheld unreasonably or delayed by either Party).

              (d) If Emisphere brings an action hereunder, any damages or other monetary awards recovered by Emisphere attributable to sales of Product shall be applied first to defray the costs and expenses incurred in the action. If any balance remains, Emisphere shall pay Novartis [^] of such balance.

              (e) If Emisphere fails to bring an action hereunder and Novartis brings action, any damages or other monetary awards recovered by Novartis attributable to sales of Product shall be applied first to defray the costs and expenses incurred in the action. If any balance remains, Novartis shall pay Emisphere [^] of such balance.

              (f) In the alternative, the Parties may agree to institute such proceedings in their joint names and shall reach agreement as to the proportion in which they will share the proceeds of any such proceedings, and the expense of any costs not recovered.

              (g) If the infringement or misappropriation of rights with respect to the Emisphere Technology or the Emisphere Program Technology affects the Field as well as other products being developed or commercialized by Emisphere or its commercial partners, the Parties shall agree as to the manner in which the proceedings should be instituted and shall reach agreement as to the proportion in which they will share the proceeds of any such proceedings, and the expense of any costs not recovered.

       10.5.2 During the term of this Agreement, Novartis shall have the first right but not the obligation to bring suit or otherwise take action against any alleged infringement or misappropriation of rights with respect to the Novartis Program Technology (as it relates to Products). In the event that Novartis takes such action, Novartis shall do so solely at its own cost and expense and all damages and monetary award recovered in or with respect to such action shall be the property of Novartis. At Novartis's reasonable request, Emisphere will co-operate with any such action at Novartis's sole cost and expense.

       10.5.3 During the term of this Agreement, Novartis shall have the first right to bring suit or otherwise take action against any alleged infringement of the Joint Patents or alleged misappropriation of the Joint Know-How as both relate to the Field, Emisphere shall have the first right to bring suit or otherwise take action against any alleged infringement of the Joint Patents or alleged misappropriation of the Joint Know-How as both relate specifically to the Carriers. Each Party shall be obligated to inform the other of any infringement or misappropriation of which they become aware. The Parties shall jointly determine in good faith how to manage any action with respect to any such infringement or misappropriation. In the alternative, or if one party desires to take such an action and the other does not, the Party that takes such action shall do so solely at its own cost and expense and all damages and monetary award recovered in or with respect to such action shall be the property of that Party. At such Party's reasonable request, the other Party will co-operate with any such action at the requesting Party's sole cost and expense.

10.6 Emisphere may defend against any third party claim that challenges Emisphere's intellectual property rights in the Emisphere Technology or the Emisphere Program Technology. Novartis shall cooperate with Emisphere as may be reasonably requested by Emisphere in such defense and shall have the right to be represented by counsel of its own choice at Novartis's expense provided that Emisphere shall (i) keep Novartis fully informed with regard to the defense of such third party claim and (ii) obtain Novartis's prior written approval before entering into any settlement in connection with such third party claims, such approval not to be unreasonably withheld or delayed.

       If within [^] of receiving notice of such third party claim, Emisphere fails to defend against such third party claim, Novartis may, at its own cost, defend against such third party claim; provided that Novartis shall
       (i) keep Emisphere fully informed with regard to the defense of such third party claim, and (ii) obtain Emisphere's prior written approval before entering into any settlement in connection with such third party claim, such approval not be unreasonably withheld or delayed. Emisphere shall cooperate with Novartis as may reasonably be requested by Novartis in such defense and shall have the right to be represented by counsel of its own choice at Emisphere's expense. If royalties or lump sum payments are due to the third party by reason of a court order or litigation settlement, such payment shall be solely the responsibility of Novartis, provided that such third party royalties or lump sum payments shall be offset against royalties payable to Emisphere under this Agreement, not to exceed [^] of the royalties due Emisphere, as also set forth in Clause 13.1.

10.7 Except as provided in Clauses 10.6 and 13.1, Emisphere shall have no liability to Novartis whatsoever or howsoever arising for any losses incurred by Novartis as a result of having to cease selling Product(s) or having to defer the Launch of Product(s) as a result of any infringement proceedings or similar process instituted by any third party.

11.    CONFIDENTIAL INFORMATION

11.1 Novartis will maintain in strictest confidence, and will ensure that its Affiliates and its and their consultants, employees, agents and representatives maintain in strictest confidence, all proprietary and confidential information which has been or is provided by Emisphere to Novartis, including but not limited to, Emisphere s inventions, discoveries, improvements and methods, business plans, marketing techniques or plans, manufacturing and other plant designs, location of operations, and any other information affecting the business operations of Emisphere, and will not use for any purpose other than the completion of the Agreement, and will not publish, disseminate, or disclose, in any manner, to any person any Emisphere Information unless: (i) Novartis is legally required to do so, (ii) the Emisphere Information has entered or enters the public domain through no fault of Novartis, (iii) the Emisphere information was already known by Novartis before receipt from Emisphere, or is developed independently by Novartis without breach of this Agreement, in either case as shown by comtemporaneous written records, or (iv) the Emisphere Information is received by Novartis from a third party under no confidentiality obligation to Emisphere.

11.2 Emisphere will maintain in strictest confidence, and will ensure that its Affiliates and its and their consultants, employees, agents and representatives maintain in strictest confidence, all proprietary and confidential information which has been or is provided by Novartis to Emisphere, including but not limited to, Novartis s inventions, discoveries, improvements and methods, business plans, marketing techniques or plans, manufacturing and other plant designs, location of operations, and any other information affecting the business operations of Novartis ,and will not use for any purpose other than the completion of the Agreement, and will not publish, disseminate, or disclose, in any manner, to any person any Novartis Information unless: (i) Emisphere is legally required to do so, (ii) the Novartis Information has entered or enters the public domain through no fault of Emisphere, (iii) the Novartis Information was already known by Emisphere before receipt from Novartis, or is developed independently by Emisphere without breach of this Agreement, in either case as shown by comtemporaneous written records, or (iv) the Novartis Information is received by Emisphere from a third party under no confidentiality obligation to Novartis.

11.3 The provisions of this Clause 11 will survive the termination or expiration of this Agreement.

12.    TERM OF AGREEMENT

12.1 This Agreement will be effective on the Effective Date. Subject to the provisions for earlier termination set out in Clauses 12.2, 12.3, and
       12.6 and the provisions regarding the payment of royalties in Clause 8, the term of this Agreement shall be a period commencing as of the Effective Date and expiring on a country by country basis on the last to occur of:

       12.1.1 [^] years from the first date of Launch of the Product(s) [^] for countries where no patent protection exists; or

       12.1.2 expiration of the last to expire patent included in the Emisphere Patents, and/or the Emisphere Joint Patents (existing as of the Effective Date) to the extent that any such patents disclose and claim Products(s).

Upon expiration of the Agreement pursuant to this clause 12.1, Novartis shall have a fully paid up license for the Emisphere Technology. To the extent permitted by law this Agreement shall be continued for successive one year periods, unless either party serves a termination notice on the other party (such notice not to be served later than 6 months from the end of the original or any successive period).

12.2 In addition to the rights of early or premature termination provided for elsewhere in this Agreement, in the event that any of the terms or provisions hereof are incurably breached by either Party, the non-breaching Party may immediately terminate this Agreement by written notice. Subject to the other provisions of this Agreement, in the event of any other breach, the non-breaching Party may terminate this Agreement by giving written notice to the breaching Party that this Agreement will terminate on the sixtieth (60th) day from notice unless cure is sooner effected. If the breaching Party has proposed a course of action to rectify the breach and is acting in good faith to rectify same but has not cured the breach by the sixtieth (60th) day, said period shall be extended by such period as is reasonably necessary to enable the breach to be cured. This provision shall not be construed to be a waiver of any other remedies for breach that may be available to either Party.

12.3 As used in this Clause 12, the term Event of Bankruptcy relating to either Party shall mean:

       (a) an application or petition for bankruptcy, whether voluntary or involuntary, under the law of any applicable jurisdiction that is not discharged within thirty (30) days;

       (b) a declaration of bankruptcy or insolvency by the relevant authority under the law of the applicable jurisdiction;

       (c) an assignment for the benefit of creditors, whether voluntary or involuntary; or

       (d) a dissolution, winding-up, confiscation or sequestration of substantially all of a Party's assets under the law of the applicable jurisdiction.

       12.3.1 If at any time during the term of this Agreement, an Event of Bankruptcy (as defined above) relating to Emisphere occurs, Novartis shall have, in addition to all other legal and equitable rights and remedies available hereunder, the option to terminate this Agreement upon thirty (30) days written notice, given within sixty (60) days following the date that Novartis becomes aware of the Event of Bankruptcy. Upon such termination by Novartis, Novartis shall be entitled to solely continue the activities conducted or to be conducted pursuant to this Agreement but for the Event of Bankruptcy.

       12.3.2 If at any time during the term of this Agreement, an Event of Bankruptcy (as defined above) relating to Novartis occurs, Emisphere shall have, in addition to all other legal and equitable rights and remedies available hereunder, the option to terminate this Agreement upon thirty (30) days written notice, given within sixty (60) days following the date that Emisphere becomes aware of the Event of Bankruptcy. Upon such termination by Emisphere, Emisphere shall be entitled to the continued benefits of any license granted to it pursuant to the Option Agreement, Section 1.5(l).

12.4 Upon exercise of those rights of termination as specified in Clause 12.1 to Clause 12.3 inclusive or elsewhere within the Agreement, this Agreement shall, subject to the other specific provisions of the Agreement to the contrary, automatically terminate forthwith and be of no further legal force or effect.

12.5   Upon expiration or termination of the Agreement:

       12.5.1 any sums that were due from Novartis to Emisphere on Net Sales in the Territory or in such particular country or countries in the Territory, as the case may be, prior to the expiration or termination of this agreement as set forth herein shall be paid in full within [^](or [^] if the information necessary to make such payment is not available within such [^] period) of the expiration or termination of this Agreement for the Territory or for such particular country or countries in the Territory, as the case may be;

       12.5.2 all confidentiality provisions set out herein shall remain in full force and effect;

       12.5.3 all responsibilities and warranties shall insofar as are appropriate remain in full force and effect;

       12.5.4 the rights of inspection and audit set out in Clause 9 shall continue in force for a period of one year;

       12.5.5 in the event of termination as opposed to expiration under 12.1, except as expressly provided for under Clauses 12.2 and 12.5.7 all rights and licenses granted in and pursuant to this Agreement shall cease for the Territory or for such particular country or countries in the Territory, as the case may be;

       12.5.6 to the extent this Agreement is terminated (as opposed to expiration under 12.1) in the Territory or any particular country in the Territory, Novartis shall promptly make an accounting to Emisphere of the inventory of the Product(s) which it or its sublicensees has in the Territory or for such particular country or countries in the Territory, as the case may be, if any, as of the date of such termination and Novartis shall have the right for a period of [^] after said termination to sell such inventory of the Product(s) in the Territory or in such particular country or countries in the Territory, as the case may be, or, if appropriate and legally permissible, to transport such inventory of Product(s) for sale in another country or countries in the Territory within such [^] period; provided that the Net Sales thereof shall be subject to the royalty provisions of Clause 8 and so payable to Emisphere. Thereafter, any remaining inventory of Product(s) shall be disposed of by mutual agreement of the Parties in accordance with regulatory requirements;

        12.5.7 upon the expiration of the term of this Agreement under clause
              12.1 in any particular country, Novartis shall have a fully paid-up, non-exclusive license to make or use the Emisphere Know-How for the Products in the Field in that country. Upon expiration of the term of this Agreement in any particular country, no royalty payment on Net Sales will be due to Emisphere (except for those royalties that are due and have not yet been paid prior to such conclusion of the term of this Agreement) for the Products in that country, except as may be agreed by the Parties to the extent that Products in the Field continue to require a license for Emisphere Program Know-How, to the extent any such requirement is permissible under the law of the applicable jurisdiction.

12.6 Novartis shall have the option at any time to terminate the Agreement upon [^] prior written notice to Emisphere. Novartis shall pay for any and all external (to Novartis) research and development commitments by Emisphere in place at the time of such notice of termination pertaining to this Agreement to the extent that Emisphere cannot terminate the same without penalty.

       If Novartis terminates this Agreement for reasons other than safety of the Carriers, clinical results of the Product, or the Emisphere Technology efficiency, the Parties will issue a joint press release which states that the termination was not due to the Emisphere Technology, and that Novartis may evaluate the Emisphere Technology with respect to other Novartis therapeutic compounds.


13.    WARRANTIES/INDEMNITIES

13.1 Emisphere represents and warrants that it has the sole, exclusive and unencumbered right to grant the licenses and rights herein granted to Novartis, and that it has not granted any option, license, right or interest in or to the Emisphere Technology, the Emisphere Program Technology, the Carriers or the Product(s) to any third party which would conflict with the rights granted by this Agreement.

       In the case where application of the Emisphere Technology or the Emisphere Program Technology to the Product in the Field is covered by a patent or patents (or other intellectual property rights) held by an Independent Third Party, and both Emisphere and Novartis agree that a license is required under any such patent (or other intellectual property right) for the Parties to utilize the Emisphere Technology or the Emisphere Program Technology for the purposes of this Agreement, Novartis shall be permitted to obtain such a license and deduct from royalties otherwise due to Emisphere the costs of obtaining the license, up to a limit of [^] of all royalty payments due to Emisphere hereunder. In any such case, Novartis, in its negotiations with the Independent Third Party with respect to the amount of compensation for such a license, shall act in good faith vis a vis Emisphere. In the alternative, at Novartis's election and upon its request, Emisphere shall obtain the license and pay the the costs thereof, up to a limit of [^] of all royalty payments due to Emisphere hereunder. In any such case, Emisphere, in its negotiations with the Independent Third Party with respect to the amount of compensation for such a license, shall act in good faith vis a vis Novartis.

       If the license is required for utilization of the Emisphere Technology or Emisphere Program Technology outside the Field as well as within the Field, then Emisphere shall be required to obtain the license and, with respect to Net Sales of the Product, Novartis shall pay the royalty or other licensing cost to the Independent Third Party and deduct from royalties otherwise due to Emisphere the costs of the license, up to a limit of [^] of all royalty payments due to Emisphere hereunder. In any such case, Emisphere, in its negotiations with the Independent Third Party with respect to the amount of compensation for such a license, shall act in good faith vis a vis Novartis.

13.2 Emisphere represents and warrants that to the best of its knowledge, the true inventors of the subject matter claimed are named in the Emisphere Patents and all such inventors have irrevocably assigned all their rights and interests therein to Emisphere.

13.3   Emisphere represents and warrants that it is not aware of any information material to the examination of the Emisphere Patents that was not disclosed to the United States Patent Office or similar patent examining body in other jurisdictions where a patent has been applied for.

13.4 Emisphere and Novartis represent and warrant for the benefit of each other that the execution of this Agreement by them and the full performance and enjoyment of their rights under this Agreement will not breach the terms and conditions of any license, contract, understanding or agreement, whether express, implied, written or oral between them and any third party.

13.5 Emisphere and Novartis represent and warrant for the benefit of each other that as of the Effective Date of this Agreement, to the best of their knowledge no patents, trade secrets or any other proprietary rights of any third party would be infringed by the manufacture, use or sale of the Product(s).

13.6 Emisphere represents and warrants that with respect to all regulatory filings to obtain NDA approvals, to the best of Emisphere's knowledge, the data and information in Emisphere's submission(s) are and shall be free from fraud or material falsity, that the NDA approvals have not been and will not be obtained either through bribery or the payment of illegal gratuities, that the data and information in Emisphere's submissions are and shall be accurate and reliable for purposes of supporting approval of the submissions, and that the NDA approvals are and shall be obtained without illegal or unethical behavior of any kind.

13.7 Novartis represents and warrants that with respect to all regulatory filings to obtain NDA approvals, to the best of Novartis's knowledge, the data and information in Novartis's submission(s) are and shall be free from fraud or material falsity, that the NDA approvals have not been and will not be obtained either through bribery or the payment of illegal gratuities, that the data and information in Novartis's submissions are and shall be accurate and reliable for purposes of supporting approval of the submissions, and that the NDA approvals are and shall be obtained without illegal or unethical behavior of any kind.

13.8 Novartis represents and warrants that the Product(s) sold by Novartis under this Agreement shall conform to the Specifications and be in accordance with all regulations and requirements of the relevant Health Authority or other relevant governmental body, including the then-current Good Manufacturing Practice or similar regulations which apply to the manufacture and supply of the Product(s). Novartis represents and warrants that the Product(s) sold by it shall not be adulterated or mis-branded as defined by the US Federal Food, Drug and Cosmetic Act for Products sold in the US, or similar acts of other countries within the Territory, and shall not be a product which would violate any section of such US acts if introduced in interstate or other commerce in the US. EXCEPT AS EXPRESSLY STATED IN THIS CLAUSE 13, ALL OTHER WARRANTIES, CONDITIONS AND REPRESENTATIONS, EXPRESS OR IMPLIED, STATUTORY OR OTHERWISE, INCLUDING A WARRANTY AS TO THE QUALITY OR FITNESS FOR ANY PARTICULAR PURPOSE OF THE PRODUCT(S) ARE HEREBY EXCLUDED AND NOVARTIS SHALL NOT BE LIABLE IN CONTRACT, TORT OR OTHERWISE FOR ANY LOSS, DAMAGE, EXPENSE OR INJURY OF ANY KIND WHATSOEVER, CONSEQUENTIAL OR OTHERWISE, ARISING OUT OF OR IN CONNECTION WITH THE PRODUCT(S) OR ANY DEFECT IN THE PRODUCT(S) OR FROM ANY OTHER CAUSE.

13.9 Emisphere represents and warrants that the Carrier(s) sold by Emisphere under this Agreement shall conform to the Specifications and be in accordance with all regulations and requirements of the relevant Health Authority or other relevant governmental body, including the then-current Good Manufacturing Practice or similar regulations which apply to the manufacture and supply of the Carrier(s). Emisphere represents and warrants that the Carrier(s) sold by it shall not be adulterated or mis-branded as defined by the US Federal Food, Drug and Cosmetic Act for Carriers sold in the US, or similar acts of other countries within the Territory, and shall not be a product which would violate any section of such US acts if introduced in interstate or other commerce in the US. EXCEPT AS EXPRESSLY STATED IN THIS CLAUSE 13, ALL OTHER WARRANTIES, CONDITIONS AND REPRESENTATIONS, EXPRESS OR IMPLIED, STATUTORY OR OTHERWISE, INCLUDING A WARRANTY AS TO THE QUALITY OR FITNESS FOR ANY PARTICULAR PURPOSE OF THE CARRIER(S) ARE HEREBY EXCLUDED AND EMISPHERE SHALL NOT BE LIABLE IN CONTRACT, TORT OR OTHERWISE FOR ANY LOSS, DAMAGE, EXPENSE OR INJURY OF ANY KIND WHATSOEVER, CONSEQUENTIAL OR OTHERWISE, ARISING OUT OF OR IN CONNECTION WITH THE CARRIER(S) OR ANY DEFECT IN THE CARRIER(S) OR FROM ANY OTHER CAUSE.

13.10 Novartis is fully cognizant of all applicable statutes, ordinances and regulations of the Territory with respect to the manufacture of the Product(s) including, but not limited to, the U.S. Federal Food, Drug and Cosmetic Act and regulations thereunder, current Good Laboratory Practices and current Good Manufacturing Practices. Novartis shall manufacture the Product(s) in conformance with the Specifications and the Drug Master File (which Novartis shall own), to the extent any such Drug Master File exists, and in a manner which fully complies with such statutes, ordinances, regulations and practices.

13.11 Emisphere is fully cognizant of all applicable statutes, ordinances and regulations of the Territory with respect to the manufacture of the Carrier including, but not limited to, the U.S. Federal Food, Drug and Cosmetic Act and regulations thereunder, current Good Laboratory Practices and current Good Manufacturing Practices. Emisphere shall manufacture the Carrier in conformance with the Specifications and the Drug Master File and in a manner which fully complies with such statutes, ordinances, regulations and practices. Emisphere shall own the Drug Master File with respect to the Carriers, and Novartis shall have access and a right of review thereto with respect to its or third parties' manufacture of Carriers and its regulatory filings.

13.12 In addition to any other indemnifications provided for herein, Emisphere shall indemnify and hold harmless Novartis and its Affiliates and their respective employees, agents, partners, officers and directors from and against any claims, losses, liabilities or damages (including reasonable attorney's fees and expenses) incurred or sustained by Novartis arising out of or in connection with (a) any breach of any representation, covenant, warranty or obligation by Emisphere hereunder, or (b) any act or omission on the part of Emisphere or any of its agents or employees in the performance of this Agreement.

13.13 In addition to any other indemnifications provided for herein, Novartis shall indemnify and hold harmless Emisphere and its Affiliates and their respective employees, agents, partners, officers and directors from and against any claims, losses, liabilities or damages (including reasonable attorney's fees and expenses) incurred or sustained by Emisphere arising out of or in connection with (a) any breach of any representation, covenant, warranty or obligation by Novartis hereunder, or (b) any act or omission on the part of Novartis or any of its agents or employees in the performance of this Agreement.

13.14 Novartis shall assume the sole and entire responsibility and shall indemnify and hold harmless Emisphere from any and all claims, liabilities, expenses, including reasonable attorney's fees, responsibilities and damages by reason of any claim, proceedings, action, liability or injury arising out of any faults of the Product(s) resulting from the manufacturing, transport, packaging, storage, handling, distribution, marketing or sale of the Product(s) by Novartis, to the extent that it was caused by the negligence or wrongful acts or omissions on the part of Novartis.

13.15 Emisphere shall assume the sole and entire responsibility and shall indemnify and hold harmless Novartis from any and all claims, liabilities, expenses, including reasonable attorney s fees, responsibilities and damages by reason of any claim, proceeding, action, liability or injury arising out of any faults of the Carrier(s) resulting from the manufacturing, transport, packaging, storage, handling or distribution of the Carrier(s) by Emisphere, to the extent that it was caused by the negligence or wrongful acts or omissions on the part of Emisphere.

13.16 As a condition of obtaining an indemnity in the circumstances set out above, the Party seeking an indemnity shall:

       13.16.1 fully and promptly notify the other Party of any claim or proceeding, or threatened claim or proceeding;

       13.16.2 permit the indemnifying Party to take full care and control of the defense of such claim or proceeding;

       13.16.3 cooperate in the investigation and defense of such claim or proceeding;

       13.16.4 not compromise or otherwise settle any such claim or proceeding without the prior written consent of the other Party, which consent shall not be unreasonably withheld, conditioned or delayed; and

       13.16.5 take all reasonable steps to mitigate any loss or liability in respect of any such claim or proceeding.

13.17 Emisphere shall not recommend to the Steering Committee as part of the Research and Development Program any proposal for work that Emisphere believes infringes on patents or would infringe on a patent that may issue from a published patent application of a third party.

14.    REGULATORY APPROVALS

14.1 Any and all INDAs, NDAs and other applications for regulatory approval filed hereunder for the Product(s) shall be the responsibility and property of Novartis. Novartis shall allow Emisphere access thereto to enable Emisphere to fulfill its obligations and exercise its rights under this Agreement. Novartis will be responsible for all regulatory filings in all countries and shall allow Emisphere access to related correspondence, to the extent such access is necessary or useful to enable Emisphere to fulfill its obligations and exercise its rights under this Agreement. In particular, Novartis agrees to inform Emisphere should any such correspondence reasonably pertain to the Emisphere Technology or the Emisphere Program Technology. The Parties shall collaborate in relation to obtaining the approval of the relevant Health Authority for final approved labeling.

14.2 Save as otherwise outlined in this Agreement, the costs and expenses of any filings and proceedings made by Novartis to the relevant Health Authority, including post approval studies required by the relevant Health Authority in respect of the Product(s), and to maintain the relevant Health Authority approval hereunder shall be paid by Novartis.

14.3 Should the Parties receive a notice of regulatory inspection from any governmental agency, or if the Parties receive notice of any potential regulatory action, relative to the Carrier, the Parties will have an obligation to notify each other of same.

14.4 Emisphere will prepare and provide Novartis with all information deemed necessary by Novartis for worldwide regulatory submission of the Product (Novartis will provide Emisphere with a template for such submissions, which Emisphere shall prepare and provide the relevant information to Novartis). Emisphere shall also provide Novartis with necessary access to any regulatory filings worldwide relevant to the Product and Novartis shall be entitled to use the information contained therein in its own regulatory filings on the Product. Should Emisphere wish, at any time during the term of this Agreement, to modify its regulatory filings relating to the Product, Emisphere shall provide Novartis with written notification of its intentions. If Emisphere modification results in additional costs for Novartis, Emisphere will reimburse Novartis for said costs. Finally, to the extent details of the regulatory filing process are not set forth in this section or elsewhere in the Agreement, the Steering Committee shall decide any such matters.

15.    INSURANCE

15.1 Novartis shall maintain comprehensive general liability insurance, including product liability insurance on the Product(s) manufactured and/or sold in such prudent amount as shall be determined by Novartis management for the duration of this Agreement and for a period of [^] thereafter.

15.2 Emisphere shall maintain comprehensive general liability insurance, including product liability insurance on the Carrier(s) manufactured for and/or sold to Novartis in such prudent amount as shall be determined by Emisphere management for the duration of this Agreement and for a period of [^] thereafter.

16.    IMPOSSIBILITY OF PERFORMANCE - FORCE MAJEURE

16.1 Neither Party to this Agreement shall be liable for delay in the performance of any of its obligations hereunder if such delay results from causes beyond its reasonable control, including, without limitation, acts of God, fires, strikes, acts of war, or intervention of a government authority, but any such delay or failure shall be remedied by such Party as soon as practicable.

17.    SETTLEMENT OF DISPUTES; PROPER LAW

17.1 The Parties will attempt in good faith to resolve any dispute arising out of or relating to this Agreement promptly by negotiation between the [^] In the event that such negotiations do not result in a mutually acceptable resolution, the Parties agree to consider other dispute resolution mechanisms including mediation. [^]

17.2 This Agreement shall be governed by and construed in accordance with the laws of New York without reference to conflicts of laws principles.

18.    ASSIGNMENT

18.1 This Agreement may not be assigned by either Party without the prior written consent of the other, which consent shall not be unreasonably withheld, conditioned or delayed, save that either Party may assign this Agreement to its Affiliate or to any successor by merger or sale of substantially all of the assets of its business unit to which this Agreement relates without such consent, provided that such assignment does not have any material adverse tax consequences on the other Party.

19.    NOTICES

19.1 Any notice to be given under this Agreement shall be sent in writing in English by commercial courier or telefaxed to the following addresses:

       If to Novartis:

       Novartis Pharma AG
       Lichtstrasse 35
       CH-4002 Basel
       Switzerland

       Attention:[^]
       Telephone: [^]
       Telefax: [^]

       If to Emisphere:

       Emisphere Technologies, Inc.
       15 Skyline Drive
       Hawthorne, NY  10532

       Attention:     [^]
       Telephone:     (914) 347-2220
       Telefax:       (914) 347-2498

       or to such other address(es) and telefax number(s) as may from time to time be notified by either Party to the other hereunder.

19.2 Any notice sent by courier shall be deemed to have been delivered within [^] working days after dispatch and any notice sent by telefax shall be deemed to have been delivered within [^] of the time of receipt of confirmation of delivery thereof. Notice of change of address shall be effective upon receipt. Termination notices shall be made by registered mail.

20.    MISCELLANEOUS CLAUSES

20.1 No waiver of any right under this Agreement shall be deemed effective unless contained in a written document signed by the Party charged with such waiver, and no waiver of any breach or failure to perform shall be deemed to be a waiver of any other breach or failure to perform or of any other right arising under this Agreement.

20.2 If any provision in this Agreement is agreed by the Parties to be, or is deemed to be, or becomes invalid, illegal, void or unenforceable under any law that is applicable hereto, (i) such provision will be deemed amended to conform to applicable laws so as to be valid and enforceable or, if it cannot be so amended without materially altering the intention of the Parties, it will be deleted, with effect from the date of such agreement or such earlier date as the Parties may agree, and (ii) the validity, legality and enforceability of the remaining provisions of this Agreement shall not be impaired or affected in any way.

20.3 The Parties shall use their respective reasonable endeavors to ensure that the Parties and any necessary third party shall do, execute and perform all such further deeds, documents, assurances, acts and things as any of the Parties hereto may reasonably require by notice in writing to the other Party or such third party to carry out the provisions of this Agreement.

20.4 This Agreement shall be binding upon and inure to the benefit of the Parties hereto, their successors and permitted assigns and sublicensees.

20.5 No provision of this Agreement shall be construed so as to negate, modify or affect in any way the provisions of any other agreement between the Parties unless specifically referred to, and solely to the extent provided, in any such other agreement. In the event of a conflict between the provisions of this Agreement and the provisions of the Option Agreement, the terms of the Option Agreement shall prevail unless this Agreement specifically provides otherwise.

20.6 No amendment, modification or addition hereto shall be effective or binding on either Party unless set forth in writing and executed by a duly authorized representative of each Party.

20.7 This Agreement may be executed in counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute this Agreement.

20.8 Each of the Parties undertakes to do all things reasonably within its power which are necessary or desirable to give effect to the spirit and intent of this Agreement.

20.9 Each of the Parties hereby acknowledges that in entering into this Agreement it has not relied on any representation or warranty save as expressly set out herein or in any document referred to herein.

20.10 Nothing contained in this Agreement is intended or is to be construed to constitute Emisphere and Novartis as partners, or Emisphere as an employee of Novartis, or Novartis as an employee of Emisphere. Neither Party hereto shall have any express or implied right or authority to assume or create any obligations on behalf of or in the name of the other Party or to bind the other Party to any contract, agreement or undertaking with any third party.

20.11 This Agreement has been jointly prepared and shall not be strictly construed against any Party.

20.12 The parties hereto agree to disclose publicly through a joint press release previously agreed to in writing, upon signing this Agreement, the nature and scope of the Agreement. All press releases and disclosures of Confidential Information shall be approved in writing in advance by both parties, except for such disclosures permitted pursuant to Clause 11, above, such approval not to be unreasonably withheld or delayed. Upon the occurrence of other significant events in the Research and Development Program or other activities hereunder, Emisphere and Novartis agree to make joint press releases previously agreed in writing by the Parties.



IN WITNESS THEREOF the Parties hereto have executed this Agreement in duplicate.




SIGNED BY                                  and       BY
For and on behalf of
Novartis Pharma AG
in the presence of:




SIGNED BY
For and on behalf of
Emisphere Technologies, Inc.
in the presence of:


                                   SCHEDULE I
                             List of Emisphere Patents

              [to be supplied prior to execution of this Agreement]






                            STOCK PURCHASE AGREEMENT


              THIS COMMON STOCK PURCHASE AGREEMENT is made as of the 3rd day of December, 1997, by and between Novartis Pharma AG ( Novartis or the
 Investor ), a Corporation organized under the laws of Switzerland, with its principal place of business at Lichtstrasse 35, CH-4002, Basel, Switzerland and Emisphere Technologies, Inc. ( Emisphere or the Company ), a Delaware corporation with its principal place of business at 15 Skyline Drive, Hawthorne, New York.

              The Company and the Investor have, on this date, entered into a Research Collaboration and Option Agreement, a copy of which is attached hereto as Exhibit A (the Collaboration Agreement ). Capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed to such terms in the Collaboration Agreement. The Collaboration Agreement provides the Investor with an exclusive option ( Option 1") to enter into a License Agreement with respect to Product 1 as described and set forth in the Collaboration Agreement. If the Investor exercises Option 1, it shall purchase common stock, par value $.01 per share, of the Company ( Common Stock ) from the Company, as provided in Section 1.1 below (i) for [^] upon execution of the License Agreement with respect to Product 1 (the First Contingent Investment ) and (ii) for [^] upon [^] (the Second Contingent Investment ), in each case unless the Company waives such stock purchase obligations, all as more fully described pursuant to the terms of this Agreement. The Collaboration Agreement also provides the Investor with an exclusive option ( Option 2") to enter into a License Agreement with respect to Product 2 as described and set forth in the Collaboration Agreement. If the Investor exercises Option 2, it shall purchase Common Stock from the Company, as provided in Section 1.2 below (i) for [^] upon execution of the License Agreement with respect to Product 2 (the Third Contingent Investment ) and (ii) for [^] upon [^] (the Fourth Contingent Investment ), in each case unless the Company waives such stock purchase obligations, all as more fully described pursuant to the terms of this Agreement. Shares of Common Stock issued pursuant to Sections 1.1 and 1.2 hereof are referred to herein as the Shares.

              THE PARTIES HEREBY AGREE AS FOLLOWS:

2.     Purchase and Sale of Common Stock.

       2.1    Purchase in Connection with Option 1.

              (a) First Contingent Investment. If the Investor exercises Option 1, then upon execution of the License Agreement with respect to Product 1, subject to the terms and conditions of this Agreement, at the First Contingent Closing (as hereinafter defined) the Company shall sell and issue to the Investor, and the Investor shall purchase and receive from the Company, the number of Shares to which the Investor is entitled for the First Contingent Investment, priced at the [^]

              (b) Second Contingent Investment. If the Investor exercises Option 1, then upon the first Major Market regulatory submission for Product 1, subject to the terms and conditions of this Agreement, at the Second Contingent Closing (as hereinafter defined) the Company shall sell and issue to the Investor, and the Investor shall purchase and receive from the Company, the number of Shares to which the Investor is entitled for the Second Contingent Investment, priced at [^]
       2.2  Purchase in Connection with Option 2.

              (a) Third Contingent Investment. If the Investor exercises Option 2, then upon execution of the License Agreement with respect to Product 2, subject to the terms and conditions of this Agreement, at the Third Contingent Closing (as hereinafter defined) the Company shall sell and issue to the Investor, and the Investor shall purchase and receive from the Company, the number of Shares to which the Investor is entitled for the Third Contingent Investment, priced at [^]

              (b) Fourth Contingent Investment. If the Investor exercises Option 2, then upon the first Major Market regulatory submission for Product 2, subject to the terms and conditions of this Agreement, at the Second Contingent Closing (as hereinafter defined) the Company shall sell and issue to the Investor, and the Investor shall purchase and receive from the Company, the number of Shares to which the Investor is entitled for the Fourth Contingent Investment, priced at [^]

       2.3 Registration of Shares. Shares issued pursuant to Sections 1.1 and 1.2 shall be issued pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended (the Securities Act ).

              (a) Shelf Registration. Within fourteen days of each of (i) the receipt of notice constituting the Investor's exercise of Option 1, (ii) the receipt of notice constituting the Investor's exercise of Option 2, [^] the Company shall prepare and file with the Securities and Exchange Commission (the "Commission") a Registration Statement for an offering to be made by the Investor on a continuous basis pursuant to Rule 415 of all of the Shares (the "Registrable Securities") that the Investor is entitled to purchase in connection with the respective above-mentioned event pursuant to Sections 1.1 or
1.2 (each an "Initial Shelf Registration"). Each Initial Shelf Registration shall be on Form S-3, if available, or another appropriate form permitting registration of such Registrable Securities for resale by the Investor or any Affiliate (as defined in Section 1.5 hereof) to which the Investor has assigned its rights hereunder in ordinary course broker-dealer transactions, block trades or otherwise (not including any underwritten public offerings of Registrable Securities with an aggregate value of less than $10 million). The Company shall use commercially reasonable efforts to cause each Initial Shelf Registration to be declared effective under the Securities Act as soon as practicable after filing (the "Effectiveness Date") and to keep each Initial Shelf Registration continuously effective under the Securities Act during the period (the "Effectiveness Period") ending upon the earlier to occur of (i) the sale of all Registrable Securities covered by such Initial Shelf Registration or any Subsequent Shelf Registration (as defined herein) in the manner set forth and as contemplated in such Initial Shelf Registration and (ii) the Investor's ability to sell the Registrable Securities, without volume limitation, under Rule 144 under the Securities Act, as confirmed by counsel to the Company reasonably acceptable to the Investor.

              (b) Subsequent Shelf Registrations. If any Initial Shelf Registration or any Subsequent Shelf Registration ceases to be effective for any reason at any time during the Effectiveness Period (other than because of the sale of all of the securities registered thereunder), the Company shall use commercially reasonable efforts to obtain the prompt withdrawal of any order suspending the effectiveness thereof, and in any event shall within 45 days of such cessation of effectiveness amend such Initial Shelf Registration in a manner to obtain the withdrawal of the order suspending the effectiveness thereof, or file an additional "shelf" Registration Statement pursuant to Rule 415 covering all of the Registrable Securities covered by such Initial Shelf Registration (a "Subsequent Shelf Registration"). If a Subsequent Shelf Registration is filed, the Company shall use commercially reasonable efforts to cause the Subsequent Shelf Registration to be declared effective under the Securities Act as soon as practicable after such filing and to keep such Registration Statement continuously effective for the remainder of the Effectiveness Period. As used herein the term "Shelf Registration" means any Initial Shelf Registration and any Subsequent Shelf Registration.

              (c) Supplements and Amendments. The Company shall promptly supplement and amend any Shelf Registration if required by the rules, regulations or instructions applicable to the registration form used for such Shelf Registration, if required by the Securities Act, or if reasonably requested by the holders of a majority of the Registrable Securities covered by such Shelf Registration.

              (d) Piggyback Registration. If, at any time after the date of the First Contingent Investment, the Second Contingent Investment, the Third Contingent Investment or the Fourth Contingent Investment, as the case may be, the Company proposes to register any of its Common Stock under the Securities Act in connection with an underwritten public offering of such securities, the Investor shall be entitled to have the Company include the Registrable Securities in such proposed registration.

              (e) Additional Covenants with respect to Registration Rights. The Company shall pay all filing fees and related registration expenses relating thereto, including, without limitation, the reasonable fees and disbursements of one counsel to the Investor and the accountants and counsel for the Company.
The parties agree to the additional covenants set forth in Section 9 of this Agreement relating to the registration of the Shares.

       2.4 Reservation of Shares. Prior to the First Contingent Closing, the Company shall have reserved for issuance the number of Shares required for issuance pursuant to Sections 1.1 and 1.2.

       2.5    Assignability to Affiliate.  The parties agree that, subject to
Section 10.3 hereof, the Investor may assign the right and obligation to purchase the Shares to any person controlling, controlled by or under common control with the Company (an "Affiliate").

       2.6 Waiver of Share Purchase Obligations. Notwithstanding the foregoing provisions in this Section 1 of the Agreement, if the Investor exercises the Option and:

              (a) not less than [^] prior to the execution of the License Agreement with respect to Product 1, the Company by written Notice given pursuant to Section 10.9 hereof, waives its right to sell and issue the Shares contemplated by Section 1.1(a), then the Company shall not be obligated to sell or issue Shares to the Investor, and the Investor shall not be obligated to make the First Contingent Investment, nor pay any consideration in lieu thereof;

              (b) not less than [^] prior to [^] the Company, by written Notice given pursuant to Section 10.9 hereof, waives its right to sell and issue the Shares contemplated by Section 1.1(b), then the Company shall not be obligated to sell or issue the Shares to the Investor, and the Investor shall not be obligated to make the Second Contingent Investment, nor pay any consideration in lieu thereof;

              (c) not less than [^] prior to the execution of the License Agreement with respect to Product 2, the Company by written Notice given pursuant to Section 10.9 hereof, waives its right to sell and issue the Shares contemplated by Section 1.2(a), then the Company shall not be obligated to sell or issue such Shares to the Investor, and the Investor shall not be obligated to make the Third Contingent Investment, nor pay any consideration in lieu thereof; and

              (d) not less than [^] prior to [^] the Company, by written Notice given pursuant to Section 10.9 hereof, waives its right to sell and issue the Shares contemplated by Section 1.2(b), then the Company shall not be obligated to sell or issue such Shares to the Investor, and the Investor shall not be obligated to make the Fourth Contingent Investment, nor pay any consideration in lieu thereof.

       3.     Closing Date, Delivery.

       3.1 Closing Date. The Closing of the First Contingent Investment (the First Contingent Closing ) shall be held simultaneously with the execution of the License Agreement with respect to Product 1 or such other date as the Company and the Investor may agree in writing. The Closing of the Second Contingent Investment (the Second Contingent Closing ) shall take place [^] with respect to Product 1 or such other date as the Company and the Investor may agree in writing. The Closing of the Third Contingent Investment (the Third Contingent Closing ) shall be held simultaneously with the execution of the License Agreement with respect to Product 2 or such other date as the Company and the Investor may agree in writing. The Closing of the Fourth Contingent Investment (the Fourth Contingent Closing ) shall take place [^] with respect to Product 2 or such other date as the Company and the Investor may agree in writing. The First Contingent Closing, the Second Contingent Closing, the Third Contingent Closing and the Fourth Contingent Closing are referred to collectively herein as the Closings.

       3.2 Delivery. At each of the respective Closings, the Company will deliver to the Investor a certificate, registered in the name of the Investor or the Investor's designee, representing the Shares to be issued at each such Closing, in each case upon receipt of the purchase price therefor by wire transfer of same day funds per the Company s wiring instructions.

4. Representations and Warranties of the Company. The Company hereby represents and warrants to the Investor as follows:

       4.1 Organization, Good Standing and Qualification. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. The Company has all requisite corporate power and corporate authority to own and operate its properties and assets, to carry on its business as now conducted and as proposed to be conducted, to enter into this Agreement, to sell the Shares and to carry out the other transactions contemplated hereunder. The Company and each of its subsidiaries is qualified to transact business and is in good standing in each jurisdiction in which the failure to qualify would have a material adverse effect on the business, properties or financial condition of the Company and its subsidiaries taken as a whole (a Material Adverse Effect ). The Company has delivered to the Investor true, correct and complete copies of its Restated Certificate of Incorporation (the Restated Certificate ) and Bylaws in effect on the date hereof.

       4.2    Capitalization and Voting Rights.

              (a) The authorized capital of the Company as of the date hereof consists of: 20,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, $.01 par value per share. The number, rights, privileges and preferences of the Series A Junior Participating Preferred Stock are as stated in the Restated Certificate.

              (b) Except as set forth in Schedule 3.2 (b) of Exhibit B to this Agreement or in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 or any proxy statement, Quarterly Report on Form 10-Q or Current Report on Form 8-K as of any date or for any period subsequent to July 31, 1997 filed by the Company with the Commission (collectively, the
 Company's Public Filings ), there are (i) no outstanding options, warrants, rights (including conversion or preemptive rights) or agreements pursuant to which the Company is or may become obligated to issue, sell, repurchase or redeem any shares of its capital stock or any other securities of the Company or any of its subsidiaries; (ii) no restrictions on the transfer of capital stock of the Company imposed by the Restated Certificate or Bylaws of the Company, any agreement to which the Company is a party, any order of any court or any governmental agency to which the Company is subject, or any statute other than those imposed by relevant state and federal securities law; (iii) no cumulative voting rights for any of the Company s capital stock; (iv) no registration rights under the Securities Act with respect to shares of the Company's Capital Stock and (v) no shares of its Common Stock reserved for issuance pursuant to the exercise of existing options or options to be granted in the future.

              (c) Except as set forth in Schedule 3.2 (c) of Exhibit B to this Agreement or in the Company's Public Filings, the Company is not a party to or is not subject to any agreement or understanding relating to, and to the Company s knowledge there is no agreement or understanding between any persons and/or entities which affects or relates to, the voting of shares of capital stock of the Company or the giving of written consents by a shareholder or director of the Company.

       4.3 Subsidiaries. Except as set forth in Schedule 3.3 of Exhibit B to this Agreement or in the Company's Public Filings, the Company does not presently own or control, directly or indirectly, any other corporation, association, or other business entity. Each of the Company s subsidiaries is duly organized and existing under the laws of its jurisdiction or organization and is in good standing under such laws. None of the Company s subsidiaries owns or leases property or engages in any activity in any jurisdiction that might require its qualification to do business as a foreign corporation and in which failure to do so would have a Material Adverse Effect.

       4.4 Authorization. All corporate action on the part of the Company and its stockholders necessary for the authorization, execution and delivery of this Agreement, the performance of all obligations of the Company hereunder and the authorization, issuance and delivery of the Shares to be sold hereunder has been taken. This Agreement has been duly executed and delivered by the Company and constitutes a valid and legally binding obligation of the Company, enforceable in accordance with its terms, except as such enforcement is limited by bankruptcy, insolvency and similar laws affecting creditor rights. The execution, delivery and performance of this Agreement and compliance with the provisions hereof by the Company, will not:

              (a) violate any provision of law, statute, ordinance, rule or regulation or any ruling, writ, injunction, order, judgment or decree of any court, administrative agency or other governmental body, except for such violations as would not result in a Material Adverse Effect, and will not require any filing or registration by the Company with any federal or state administrative agency or other governmental body other than filing pursuant to the Hart-Scott-Rodino Pre-Merger Notification Act ( HSR Act ), if applicable, and other than filings pursuant to federal and state securities laws, in each case to the extent applicable, except for such filing or registrations the failure of which to complete or obtain would not result in a Material Adverse Effect;

              (b) conflict with or result in any breach of any of the terms, conditions or provisions of, or constitute (with due notice or lapse of time, or both) a default (or give rise to any right of termination, cancellation or acceleration) under (i) any agreement, document, instrument, contract, note, indenture, mortgage or lease to which the Company is a party or under which the Company or any of its assets is bound or affected, other than any such breaches or defaults that would not result in a Material Adverse Effect, (ii) the Company s Restated Certificate or (iii) the Bylaws of the Company; or

              (c) result in the creation of any lien, security interest, charge or encumbrance upon any of the properties or assets of the Company which would result in a Material Adverse Effect.

       4.5    Valid Issuance of Common Stock.

              (a) The Shares, when issued, sold and delivered in accordance with the terms hereof for the consideration expressed herein, will be duly authorized and validly issued, fully paid and nonassessable and, except as set forth in Schedule 3.5(a) of Exhibit B to this Agreement or in the Company's Public Filings, not subject to any preemptive rights, rights of first refusal or similar rights imposed by the Company.

              (b) The outstanding shares of Common Stock are duly authorized and validly issued, fully paid and nonassessable, and were issued in compliance in all material respects with all applicable federal and state securities laws.

       4.6 Litigation. Except as set forth in Schedule 3.6 of Exhibit B to this Agreement or in the Company's Public Filings:

              (a) There is no action, suit, proceeding or investigation pending or, to the Company s knowledge, currently threatened against the Company which questions the validity of this Agreement or the right of the Company to enter into it, or to consummate the transactions contemplated hereby, or which reasonably would be expected to have, either individually or in the aggregate, a Material Adverse Effect, or result in any change in the current equity ownership of the Company, nor is the Company aware that there is any basis for the foregoing.

              (b) To the Company s knowledge, there are no legal actions pending or threatened involving the employment by or with the Company of any of the Company s current employees, their use in connection with the Company s business of any information or techniques allegedly proprietary to any of their former employers, or their obligations under any agreements with prior employers.

              (c) The Company is not a party to any order, writ, injunction, judgment or decree of any court.

       4.7 Employees. Except as set forth in Schedule 3.7 of Exhibit B to this Agreement or in the Company's Public Filings:

              (a) To the Company s knowledge, none of its employees is obligated under any contract (including licenses, covenants or contracts of any nature) or other agreement, or subject to any judgment, decree or order of any court or administrative agency, that would interfere with the use of his best efforts to promote the interests of the Company or that would conflict with the Company s business as currently conducted. Neither the execution nor delivery of this Agreement, nor the carrying on of the Company s business by the employees of the Company, nor the conduct of the Company s business as currently conducted, will, to the Company s knowledge, conflict with or result in a breach of the terms, conditions or provisions of, or constitute a default under, any material contract, covenant or instrument under which any of such employees is now obligated.

              (b) Each employee of, or consultant to the Company, who has or is proposed to have access to confidential or proprietary information of the Company is a signatory to, and is bound by, an agreement with the Company relating to noncompetition, nondisclosure of proprietary information, and assignment of patent, copyright and other intellectual property rights.

              (c) To the Company s knowledge, no employee of, or consultant to, the Company is in violation of any term of any employment contract, patent disclosure agreement or any other contract or agreement or any other contract or agreement with the Company including, but not limited to, those matters relating to (i) the relationship of any such employee with the Company or to any other party as a result of the nature of the Company s business as currently conducted, or (ii) unfair competition, trade secrets or proprietary information.


       4.8 Patents and Trademarks. Except as set forth in Schedule 3.8 of Exhibit B to this Agreement or in the Company's Public Filings, there are no outstanding options, licenses, or agreements of any kind relating to the Company s patents, service marks, trademarks, copyrights, trade secrets, proprietary rights or other intellectual property (hereinafter collectively the
 Intellectual Property ); nor is the Company bound by or a party to any options, licenses or agreements of any kind with respect to the Intellectual Property of any other person or entity. The Company has not received any written communications alleging that the Company has violated or, by conducting its business, would violate any of the Intellectual Property of any other person or entity. To the Company s knowledge, all patents owned by or licensed to the Company were validly obtained and are valid and enforceable by the Company.

       4.9 Compliance with Other Instruments. The Company is not in violation or default of any provisions of the Restated Certificate or the Company s Bylaws or of any judgment, order, writ or decree to which it is a party or by which it is bound which default could have a Material Adverse Effect.

       4.10   Agreements; Action.

              (a) Except for agreements explicitly contemplated hereby and as set forth in Schedule 3.10(a) of Exhibit B to this Agreement, there are no agreements, understandings, transactions or proposed transactions between the Company and any of its officers, directors, or affiliates, or any affiliate thereof or any entities in which such persons have an interest that are required to be disclosed in or included as an exhibit to the Company's Public Filings that are not so disclosed or included.

              (b) Except as set forth in Schedule 3.10(b) of Exhibit B to this Agreement, there are no agreements, understandings, instruments, contracts, transactions or proposed transactions to which the Company is a party or by which it is bound that are required to be disclosed in or included as an exhibit to the Company's Public Filings that are not so disclosed or included.

              (c) The Company has not admitted in writing its inability to pay its debts generally as they become due, filed or consented to the filing against it of a petition in bankruptcy or a petition to take advantage of any insolvency act, made an assignment for the benefit of creditors, consented to the appointment of a receiver for itself or for the whole or any substantial part of its property, or had a petition in bankruptcy filed against it, been adjudicated a bankrupt, or filed a petition or answer seeking reorganization or arrangement under the federal bankruptcy laws or any other laws of the United States or any other jurisdiction.

              (d) To the Company s knowledge, the Company is in compliance with all obligations, agreements and conditions contained in any evidence of indebtedness or any loan agreement or other contract or agreement (whether or not relating to indebtedness) to which the Company is a party or is subject (collectively, the Obligations ) except where such non-compliance would not result in a Material Adverse Effect. To the Company s knowledge, all other parties to such Obligations are in compliance with the terms and conditions of such Obligations.

       4.11 Title to Property and Assets. Except as set forth in the Company s most recent audited Balance Sheet included in the Company's Public Filings, and the related notes thereto, the Company has good, legal and merchantable title to all of its assets, including all properties and assets reflected on such Balance Sheet free and clear of all mortgages, liens, restrictions or encumbrances (other than those described therein), except those assets disposed of since the date of such Balance Sheet in the ordinary course of business, none of which assets either alone or in the aggregate are material either in nature or amount, to the business of the Company. Each lease of real or personal property to which the Company is a party is valid, subsisting and enforceable with such exceptions as do not materially interfere with the business of the Company. Each such lease constitutes a valid and binding obligation of, and is enforceable in accordance with its terms against, the Company and, to the Company s knowledge, the other parties thereto. Except as set forth in Schedule 3.11 of Exhibit B to this Agreement or in the Company's Public Filings, with respect to the property and assets it leases, the Company is in all material respects in compliance with such leases and has not received notice of any allegations that it is in default thereunder in any material respect.

       4.12 Financial Statements. The Company's Public Filings include the Company's (i) audited financial statements (Balance Sheets, Statements of Operations, Statements of Shareholder s Equity and Statements of Cash Flow) at July 31, 1997 and for the fiscal year then ended (the Audited Financial Statements ), and (ii) its unaudited financial statements as of and for any quarterly period ended subsequent to July 31, 1997 for which financial statements are required to be filed with the Commission (the Unaudited Financial Statements and, together with the Audited Financial Statements, the
 Financial Statements ). The Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) applied on a consistent basis throughout the periods indicated and fairly present the financial condition and operating results of the Company as of the dates, and for the periods, indicated therein. Except as set forth in the Financial Statements, in Schedule 3.12 of Exhibit B to this Agreement or in the Company's Public Filings, the Company has no material liabilities, contingent or otherwise, other than (i) liabilities incurred in the ordinary course of business subsequent to July 31, 1997 and (ii) obligations under contracts and commitments incurred in the ordinary course of business and not required under GAAP to be reflected in the Financial Statements, which, in both cases, individually or in the aggregate, are not material to the financial condition or operating results of the Company. Except as disclosed in the Financial Statements, in Schedule 3.12 of Exhibit B to this Agreement or in the Company's Public Filings, the Company is not a guarantor or indemnitor of any indebtedness of any other person, firm or corporation. The Company maintains and will continue to maintain a standard system of accounting established and administered in accordance with GAAP.


       4.13 Tax Returns, Payments and Elections. The Company has filed all tax returns and reports as required by law, including without limitation, all federal, state and local income, excise or franchise tax returns, real estate and personal property tax returns, sales and use tax returns, payroll tax returns and other tax returns or reports required to be filed by it. These returns and reports are true and correct in all material respects. The Company has paid or made provision for the payment of all accrued and unpaid taxes and other charges to which the Company is subject and which are not currently due and payable. The Company has not agreed to an extension of the statute of limitations with respect to any of its tax years. Neither the Internal Revenue Service nor any other taxing authority is now asserting, nor, to the Company s knowledge, is threatening to assert, against the Company any deficiency or claim for additional taxes or interest thereon or penalties in connection therewith that would have a Material Adverse Effect. The Company has not made any elections pursuant to the Internal Revenue Code of 1986, as amended ( Code ) (other than elections which relate solely to methods of accounting, depreciation or amortization) which would have a Material Adverse Effect.

       4.14 Insurance. The Company maintains insurance of the types and in the amounts which it believes are reasonably adequate for its businesses, all of which insurance is in full force and effect.

       4.15 Labor Agreements and Actions. The Company is not bound by or subject to (and none of its assets or properties is bound by or subject to) any written or oral, express or implied, contract, commitment or arrangement with any labor union, and no labor union has requested or, to the knowledge of the Company, has sought to represent any of the employees, representatives or agents of the Company. There is no strike or other labor dispute involving the Company pending, or to the knowledge of the Company threatened, which could have a Material Adverse Effect, nor is the Company aware of any labor organization activity involving its employees. The Company is not aware that any officer or key employee, or that any group of key employees, intends to terminate employment with the Company, nor does the Company have a present intention to terminate the employment of any of the foregoing. Except as set forth in
Schedule 3.15 of Exhibit B to this Agreement, the Company's Public Filings disclose or include the material terms of all of the Company's employment agreements with key executive officers of the Company.

       4.16 Real Property Holding Corporation. The Company is not, and has not been at any time a United States real property holding corporation as defined in Section 897 of the Internal Revenue Code of 1986, as amended.

       4.17 Offering. Subject to the accuracy of the Investor s representations set forth in Section 4 of this Agreement, the offer, sale and issuance of the Shares to be issued in conformity with the terms of this Agreement constitute transactions exempt from the registration requirements of the Securities Act, and from all applicable state registration or qualification requirements, other than those with which the Company has complied or will comply.

       4.18   Environmental and Safety Laws.  Except as set forth in Schedule
3.18 of Exhibit B to this Agreement or in the Company's Public Filings:

              (a) To the Company s knowledge, the Company is not in violation of any Environmental Law (as hereinafter defined) in any material respect and to its knowledge, no material expenditures not currently budgeted for or anticipated are or will be required in order to comply with any Environmental Law. As used in this Agreement, Environmental Law shall mean any applicable federal, state and local law, ordinance, rule or regulation that regulates, fixes liability for, or otherwise relates to, the handling, use (including use in industrial processes, in construction, as building materials, or otherwise), the treatment, storage and disposal of hazardous and toxic wastes and substances, or the discharge, leakage, presence, migration, actual Release (as hereinafter defined) or threatened Release (whether by disposal, a discharge into any water source or system or into the air, or otherwise) of any pollutant or effluent.

              (b) The Company has not used, generated, manufactured, refined, treated, transported, stored, handled, disposed, transferred, produced, processed or released (hereinafter together defined as Release ) any Hazardous Materials (as hereinafter defined) on, from or affecting any Property (as hereinafter defined) in any manner or by any means in violation of any Environmental Laws in any material respect and to the Company s knowledge, there is no threat of such Release. As used herein, the term Property shall include, without limitation, land, buildings and laboratory facilities owned or leased by the Company or as to which the Company now has any duties, responsibilities (for cleanup, remedy or otherwise) or liabilities under any Environmental Laws, or as to which the Company or any subsidiary of the Company may have such duties, responsibilities or liabilities because of past acts or omissions of the Company or any such subsidiary or their predecessors, or because the Company or any such subsidiary or their predecessors in the past was such an owner or operator of, or bore some other relationship with, such land, buildings or laboratory facilities. The term Hazardous Materials shall include, without limitation, any flammable explosives, petroleum products, petroleum by-products, radioactive materials, hazardous wastes, hazardous substances, toxic substances or related materials as defined by Environmental Laws.

              (c) The Company has not received written notice that the Company is a party potentially responsible for costs incurred at a cleanup site or corrective action under any Environmental Laws. The Company has not received any written requests for information in connection with any inquiry by any Governmental Authority (as hereinafter defined) concerning disposal sites or other environmental matters other than routine requests sent to all business entities in the Company's business. As used herein, Governmental Authority shall mean any nation or government, any federal, state, municipal, local, provincial, regional or other political subdivision thereof, and any entity or person exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

              (d) The stockholders of the Company, acting as stockholders, have had no control over, or authority with respect to, the waste disposal operations of the Company.

        4.19 Licenses and Other Rights; Compliance with Laws. The Company has all franchises, permits, licenses and other rights and privileges necessary to permit it to own its properties and to conduct its business as presently conducted, other than such franchises, permits, licenses and other rights and privileges which the failure to have would not have a Material Adverse Effect. The Company is in compliance in all material respects under each, and the transactions contemplated by this Agreement will not cause a violation under any, of such franchises, permits, licenses and other rights and privileges. The Company is in compliance in all material respects with all laws and governmental rules and regulations applicable to its businesses, properties and assets, and to the products and services sold by it, including, without limitation, all such rules, laws and regulations relating to fair employment practices, occupational safety and health and public safety. The Company is in compliance in all material respects with the applicable provisions of the Clinical Laboratories Improvement Act of 1967, as amended.

      4.20 Employee Benefit Plans. To the Company's knowledge, the Company is in compliance with applicable laws governing the Company's employee benefit plans as such term is defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended, except where the failure to so comply would not have a Material Adverse Effect.

      4.21 Reliance. The Company understands that the foregoing representations and warranties shall be deemed material and to have been relied upon by the Investor. No representation or warranty by the Company in this Agreement, and no written statement contained in any document, certificate or other writing delivered by the Company to the Investor contains any untrue statement of material fact or omits to state any material fact necessary to make the statements herein or therein, in light of the circumstances under which they were made, not misleading.

5. Representations, Warranties and Covenants of the Investor. The Investor hereby represents and warrants the following:

      5.1 Authorization, Governmental Consents and Compliance with Other Instruments. All corporate action on the part of the Investor necessary for the authorization, execution and delivery of this Agreement and the performance of all obligations of the Investor hereunder has been taken or will be taken prior to the Closing. This Agreement constitutes a valid and legally binding obligation of the Investor, enforceable in accordance with its terms, except as such enforcement is limited by bankruptcy, insolvency and similar laws affecting creditor rights. No consent, approval, order or authorization of, or registration, qualification, designation, declaration or filing with, any federal, state or local governmental authority on the part of the Investor is required in connection with the consummation of the transactions contemplated by this Agreement other than compliance with the HSR Act, if applicable. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not result in any such violation or be in conflict with or constitute, with or without the passage of time and giving of notice, either a default under any provision of the Investor's Articles of Incorporation or Bylaws or any instrument, judgment, order, writ, decree or contract to which the Investor is a party or by which it is bound or an event which results in the creation of any lien, charge or encumbrance upon any assets of the Investor.

      5.2 Purchase Entirely for Own Account. The Investor is aware that the Company is entering into this Agreement in reliance upon the Investor s representation to the Company, which by the Investor s execution of this Agreement the Investor hereby confirms, that the Shares will be acquired for investment for the Investor s own account, not as a nominee or agent, and not with a view to the resale or distribution of any part thereof, and that the Investor has no present intention of selling, granting any participation in, or otherwise distributing the Shares. By executing this Agreement, the Investor further represents that the Investor does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participation to such person or to any third person, with respect to any of the Shares. The Investor represents that it has full power and authority to enter into this Agreement.

      5.3 Investment Experience and Accredited Investor Status. The Investor is an accredited investor (as defined in Regulation D promulgated under the Act). The Investor is an investor in securities of companies in the development stage and acknowledges that it is able to fend for itself, and bear the economic risk of its investment and has such knowledge and experience in financial or business matters that it is capable of evaluating the merits and risks of the investment in the Common Stock hereunder. The Investor is not a United States Person as that term is defined in Regulation S of the Act, as amended and is not acquiring the Common Stock for the account or benefit of any United States Person.

      5.4 Restricted Securities. The Investor understands that the Shares, when issued, will be restricted securities under the federal securities laws inasmuch as they are being acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such securities may be resold without registration under the Act only in certain limited circumstances. In this connection, the Investor represents that it is familiar with Rule 144, as presently in effect, and understands the resale limitations imposed thereby and by the Act.

      5.5 Further Limitations on Disposition. Without in any way limiting the representations set forth above, the Investor further represents, warrants and agrees that it will not make any disposition of all or any portion of the Shares (except to an Affiliate in accordance with Section 10.3 of this Agreement) unless and until:

            (a) There is then in effect a Registration Statement under the Act covering such proposed disposition and such disposition is made in accordance with such Registration Statement; or

            (b) the disposition is made pursuant to Rule 144 or similar provisions of the federal securities laws as in effect from time to time; or

            (c) (i) the Investor shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, and (ii) if requested by the Company, the Investor shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company, that such disposition will not require registration of such Shares under the Act.

      5.6 Legends. It is understood that the certificates evidencing the Shares will bear the following legends:

            (a) These securities have not been registered under the Securities Act of 1933. They may not be sold, offered for sale, pledged or hypothecated in the absence of a registration statement in effect with respect to the securities under such Act or an opinion of counsel satisfactory to the Company that such registration is not required under the Securities Act of 1993.

            (b)   Any legend required by applicable state securities laws.

6. Conditions to Closing of Investor. The Investor s obligations hereunder are subject to the fulfillment of the following conditions:

      6.1 Representations and Warranties Correct. The representations and warranties made by the Company in Section 3 hereof shall be true and correct in all material respects as of the date of each respective Closing as though such representations and warranties had been made on and as of each such date, except that:

            (a) there shall be delivered at each such Closing a certificate, signed by an officer of the Company, which contains the representation and warranty set forth in Section 3.2, but substituting the then-current numbers of shares for the numbers of shares set forth in Section 3.2;

            (b) for the purposes of the representation and warranty set forth in Section 3.12, Audited Financial Statements shall be deemed to refer to the most recent audited financial statements of the Company filed with the Commission and Unaudited Financial Statements shall be deemed to refer to any unaudited financial statements filed with the Commission subsequent to the date of such Audited Financial Statements;

            (c) references to the Company's Public Filings shall be deemed to include all filings made by the Company from July 31, 1997 through such Closing; and

            (d) there shall have been delivered at least 10 business days before each respective Closing amendments to the Schedules set forth on Exhibit B to this Agreement, containing such information concerning developments or occurrences since the date of the most recently delivered Schedules or (or amendment thereto) as is necessary to cause the representations and warranties contained in Section 3 to be true and correct, and no development or occurrence reflected in any such amendment, either alone or in the aggregate shall constitute a material adverse change in the business or prospects of the Company and its subsidiaries taken as a whole.

      6.2 Covenants. All covenants, agreements and conditions contained in this Agreement to be performed by the Company on or prior to each respective Closing shall have been performed or complied with in all material respects.
All proceedings to have been taken and all waivers and consents to be obtained in connection with the transactions contemplated by this Agreement shall have been taken or obtained, and all documents incidental thereto shall be satisfactory to the Investor and its counsel, and the Investor and its counsel shall have received copies (executed or certified, as may be appropriate) of all documents which the Investor or its counsel may reasonably have requested in connection with such transactions.

      6.3 Compliance Certificate. The Company shall have delivered to the Investor, at each respective Closing, a certificate executed by the President and Chief Executive Officer of the Company in form and substance reasonably satisfactory to the Company and the Investor, certifying to the fulfillment of the conditions specified in Sections 5.1 and 5.2 of this Agreement.

      6.4 Legal Opinion. At each respective Closing, all legal matters incident to the purchase of the Shares shall be satisfactory to the Investor s counsel, and the Investor shall have received from counsel for the Company reasonably satisfactory to the Investor, such counsel s opinion addressed to the Investor and dated the date of such Closing, substantially in the form of Exhibit C hereto.

      6.5 License Agreement. The Company and the Investor shall have entered into the License Agreement with respect to Product 1 or Product 2, as the case may be, in substantially the form as reflected in Exhibit A.

      6.6 Certification of Resolutions and Officers. The Company shall have delivered to the Investor, within fourteen days of the date hereof and upon and dated as of each respective Closing, a certificate or certificates of the Secretary of the Company certifying as to (a) the resolutions of the Board of Directors (and the vote of the stockholders, if necessary) authorizing the execution and delivery of this Agreement, the issuance to the Investor of the Shares, the execution and delivery of such other documents and instruments as may be required by this Agreement, and the consummation of the transactions contemplated hereby, and certifying that such resolutions were duly adopted and have not been rescinded or amended as of said date (b) the name and the signature of the officers of the Company authorized to sign, as appropriate, this Agreement and the other documents and certificates to be delivered pursuant to this Agreement by either the Company or any of its officers and (c) a specimen certificate representing the Common Stock.

      6.7 Certification of No Material Adverse Change. At each respective Closing, the Company shall have delivered to the Investor a certificate, dated the date of such Closing, of the Chief Financial Officer of the Company certifying that since July 31, 1997, there has not been any material adverse change in the financial condition or operations of the Company, and that, except to the extent reflected in the financial statements referred to in Section 3.12 (or in such later financial statements, as the case may be), and except for liabilities arising in the ordinary course of business (none of which liabilities either alone or in the aggregate are material either in nature or amount to the business of the Company), the Company has no material accrued or contingent liabilities which are not specifically described in such financial statements or the Company's Public Filings.

7. Condition to Closing of the Company. It shall be a condition precedent to the obligations of the Company hereunder that the representations and warranties of the Investor contained herein shall be true and correct as of the dates of each respective Closing.

8.    Mutual Conditions to Closing.

      The obligations of each of the Investor and the Company to consummate each respective Closing are subject to the fulfillment as of the dates of each respective Closing of the following conditions:

      8.1 Qualifications. All consents, permits, approvals, qualifications and registrations required to be obtained or effected with any governmental authority, including, without limitation, necessary Blue Sky law permits and qualifications required by any state for the offer and sale to the Investor of the Shares, shall have been obtained or effected, and any filings required under the HSR Act shall have been made and the required waiting period shall have elapsed.

      8.2 Absence of Litigation. There shall be no injunction, actions, suits, proceedings or investigations pending or currently threatened against the Company or the Investor which questions the validity of this Agreement or the right of the Company or the Investor to enter into it, or to consummate the transactions contemplated hereby.

9.    Standstill Agreement.

      9.1 Standstill. Subject to Section 8.2 of this Agreement, for the period beginning on the date of this Agreement and ending [^] without the express written consent of the Company, the Investor will not:

            (a) acquire beneficial ownership of any securities of the Company entitled to vote in the election of directors ( Voting Stock ), any securities convertible into or exchangeable for Voting Stock, or any other right to acquire Voting Stock (except, in any case, by way of stock dividends or other distributions or offerings made available to holders of any Voting Stock generally), or make a tender, exchange or other offer to acquire Voting Stock, if after giving effect to such acquisition, the Investor would beneficially own (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the Securities Exchange Act ) more than [^] of the voting power represented by all Voting Stock of the Company; provided, however, that notwithstanding the provisions of this clause (a), if the number of shares constituting Voting Stock is reduced or if the aggregate ownership of the Investor is increased as a result of a recapitalization of the Company or as a result of any other action taken by the Company, the Investor will not be required to dispose of any of its holding of Voting Stock even though such action resulted in the Investor s ownership exceeding [^] of the voting power which the Investor would otherwise have been permitted to own;

            (b) propose, nominate or support for election to the Board of Directors any person whose nomination has not been approved by a majority of the full Board of Directors, or vote or cause to be voted in favor of any such person any Voting Stock; or

            (c) encourage or support a tender, exchange or other offer or proposal by any other person, entity or group (an Offeror ) the consummation of which would result in a change of control of the Company (an Acquisition Proposal ). For purposes of this Section 8, a change of control shall mean
(i) a merger or consolidation to which the Company is a party and as a result of which the persons who were stockholders of the Company immediately prior to the effective date of such merger or consolidation beneficially own (as defined in Rule 13d-3 under the Securities Exchange Act) less than [^] of the Voting Stock outstanding immediately following the effectiveness of such merger or consolidation; (ii) the acquisition by the Offeror of beneficial ownership of Voting Stock which, when combined with all other Voting Stock beneficially owned by the Offeror, represents [^] or more of the voting power represented by the issued and outstanding Voting Stock; (iii) a sale of all or substantially all of the Company s assets (other than to a wholly owned subsidiary of the Company); or (iv) a liquidation or dissolution of the Company.

      9.2   Termination of Standstill.  The restrictions contained in
Section 8.1 shall terminate upon the public announcement by an Offeror of an Acquisition Proposal; the acquisition by an Offeror of beneficial ownership of more than [^] of the voting power represented by all Voting Stock of the Company; or the conduct by the Company of substantive negotiations with any person or group (not related to Investor and not affiliated with the Company) to enter into any transaction with that person or an affiliate of such person: (i) that would result in the then-current owners of the Company's Voting Securities holding less than [^] of the Voting Securities of the entity surviving a contemplated merger or consolidation, or (ii) that would result in the sale of all or substantially all of the Company's assets, or (iii) that would result in a change of control.

10.   Additional Covenants and Agreements with Respect to Registration of
Shares.

      10.1 Obligations of the Company. Whenever required under Section 1.3 to effect the registration of any Shares, the Company shall, as expeditiously as reasonably possible:

            (a) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement.

            (b) Furnish to the Investor such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as the Investor may reasonably request in order to facilitate the disposition of the Shares.

            (c) Use commercially reasonable efforts to register and qualify the securities covered by such registration under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably requested by the Investor, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any other states or jurisdictions.

            (d) In the event of any underwritten public offering, the underwriter(s) shall be reasonably satisfactory to the Company and the Company shall enter into and perform its obligations under a customary underwriting agreement for such offering satisfactory to the Investor, such underwriter(s) and the Company.

            (e) Promptly notify the Investor at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

      10.2 Indemnification. In the event any Shares are included in a registration statement under Section 1.3:

            (a) The Company will indemnify and hold harmless the Investor, any underwriter (as defined in the Securities Act) for the Investor and each person, if any, who controls the Investor or such underwriter within the meaning of the Securities Act or the Securities Exchange Act, against any and all losses, claims, damages, or liabilities (joint or several) to which they may become subject under the Securities Act, the Securities Exchange Act, or any other statute or common law of the United States of America or any other country or political subdivision thereof, including any amount paid in settlement of any litigation commenced or threatened (including any amounts paid pursuant to or in settlement of claims under the indemnification or contribution provisions of any underwriting or similar agreement entered into by the Investor in connection with any offering or sale of securities covered by this Agreement), and shall promptly reimburse them, as and when incurred, for any legal or other expenses incurred by them in connection with investigating any claims and defending any actions, insofar as any such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any of the following statements, omissions or violations (collectively a Violation ): (i) any untrue statement or alleged untrue statement of a material fact contained in such registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto, (ii) the omission or alleged omission to state therein a material fact required to be stated therein, or necessary to make the statements not misleading, or (iii) any violation or alleged violation by the Company of the Securities Act, the Securities Exchange Act, any state securities law or any rule or regulation promulgated under the Securities Act or the Securities Exchange Act; provided, however, that the indemnity provided for in this subsection 9.2(a) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability, or action if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld), nor shall the Company be liable in any such case for any such loss, claim, damage, liability, or action to the extent that it arises out of or is based upon a Violation which occurs in reliance upon and in conformity with written information furnished expressly for use in connection with such registration by the Investor seeking indemnification or an underwriter.

            (b) The Investor will indemnify and hold harmless the Company, each of its directors, each of its officers who has signed the registration statement, each person, if any, who controls the Company within the meaning of the Securities Act, any underwriter, and any controlling person of any such underwriter, against any losses, claims, damages, or liabilities (joint or several) to which any of the foregoing persons may become subject, under the Securities Act, the Securities Exchange Act, or any other statute or common law of the United States of America or any other country or political subdivision thereof, including any amounts paid in settlement of any litigation commenced or threatened (including any amount paid pursuant to or in settlement of claims made under the indemnification or contribution provisions of any underwriting or similar agreement entered into by the Company in connection with any offering or sale of securities covered by the Agreement), and shall promptly reimburse them, as and when incurred, for any legal or other expenses incurred by them in connection with investigating any claims and defending any actions, insofar as such losses, claims, damages, or liabilities (or actions in respect thereto) arise out of or are based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished by the Investor expressly for use in connection with such registration; and the Investor will pay, as and when incurred, any legal or other expenses reasonably incurred by any person intended to be indemnified pursuant to this subsection 9.2(b), in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that the indemnity agreement contained in this subsection 9.2(b) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Investor, which consent shall not be unreasonably withheld; provided, that, in no event shall any indemnity under this subsection 9.2(b) exceed the gross proceeds from the offering received by the Investor.

            (c)   Promptly after receipt by an indemnified party under this
Section 9.2 of notice of the commencement of any action (including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section 9.2, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party shall have the right to retain its own counsel, with the fees and expenses to be paid by the indemnifying party, if representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential differing interests between such indemnified party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action, if prejudicial to its ability to defend such action, shall relieve such indemnifying party of any liability to the indemnified party under this Section 9.2 to the extent of such prejudice, but the omission so to deliver written notice to the indemnifying party will not relieve it of any liability that it may have to any indemnified party otherwise than under this Section 9.2.

            (d)   The obligations of the Company and the Investor under this
Section 9.2 shall survive the completion of any offering of the Shares in a registration statement under Section 1.3 and otherwise.

      10.3  Further Obligations and Agreements Regarding Registration Rights.

            (a) Priority for Piggyback Registrations. If in connection with a registration under Section 1.3(d) hereof, the managing underwriter of such underwritten offering shall advise the Company and the Investor in writing that if all the Stock requested to be included in such registration were so included, in its reasonable opinion, the number of shares of Common Stock proposed to be included in such registration would exceed the number of shares of Common Stock which could be sold in such offering within a price range acceptable to the Company, then the Company shall include in such registration, to the extent of the number of shares which the Company is so advised can be sold in such offering, (i) first, securities that the Company proposes to issue and sell for its own account and (ii) second, Common Stock requested to be registered by the Investor and any other holder of Common Stock exercising piggyback registration rights in connection with such public offering, pro rata on the basis of the aggregate amount of Common Stock requested to be registered by the Investor and such other holders of Common Stock.

            (b) Holdback. The Company agrees not to effect any public offering or distribution of any Common Stock during the 10 days prior to the date on which any underwritten registration pursuant to Section 1.3(d) hereof has become effective and until 90 days after the effective date of such underwritten registration, except as part of such underwritten registration. Investor agrees, if so required by the managing underwriter for any underwritten offering pursuant to Section 1.3(d), not to effect any sale or distribution of any Common Stock during the 10 days prior to the date on which an underwritten registration of Stock pursuant to Section 1.3(d) hereof becomes effective and until 90 days after the effective date of such underwritten registration, except as part of such underwritten registration. Investor further agrees that if required by the managing underwriter for any underwritten offering pursuant to the Company's existing shelf registration statement on Form S-3 (Registration No. 333-23423), not to effect any sale or distribution of any Common Stock during the 10 days prior to the date such offering commences and until 90 days after such offering commences.

            (c) Other Transactions. The Company shall not be obligated to file any registration statement, or file any amendment or supplement to any registration statement, and may suspend Investor's right to make sales pursuant to any effective registration statement, at any time when the Company, in the good faith judgment of its board of directors, reasonably believes that the filing thereof at the time requested, or the offering of securities pursuant thereto, would adversely affect a pending or proposed public offering of the Company's securities, a material financing, or a material acquisition, merger, recapitalization, consolidation, reorganization or similar transaction, or negotiations, discussions or pending proposals with respect thereto. The filing of a registration statement, or any amendment or supplement thereto, by the Company cannot be deferred, and the Investor's right to make sales pursuant to an effective registration statement cannot be suspended, pursuant to the provisions of the preceding sentence for more than ten days after the abandonment or consummation of any of the foregoing proposals or transactions or for more than 60 days after the date of the board of directors' determination referenced in the preceding sentence. Notwithstanding the foregoing, the aggregate number of days (whether or not consecutive) during which the Company may delay the filing of a registration statement, or any amendment or supplement thereto or suspend the Investor's right to make sales pursuant to an effective registration statement pursuant to this section 9.3(c) shall in no event exceed 90 days during any 12-month period.

11.   Miscellaneous.

      11.1 Survival of Warranties; Indemnification. The warranties and representations of the Company and the Investor contained in this Agreement (other than those contained in Section 3.18) or in any certificate or other instrument delivered upon execution of this Agreement, at any Closing, or at any other time as contemplated by this Agreement, shall survive for a period of one year following each respective Closing. The representations and warranties of the Company set forth in Section 3.18 shall survive indefinitely until, by their respective terms, they are no longer operative. The Company shall indemnify, defend and hold the Investor and the Investor s directors, officers, employees, agents and affiliates harmless against any and all liabilities, loss, cost or damage, together with all reasonable costs and expenses related thereto (including legal and accounting fees and expenses), arising from, relating to, or connected with (i) the untruth, inaccuracy or breach of any statements, representations, warranties or covenants of the Company contained in Section
3.18 or (ii)(A) any Release on, from or affecting any property of the Company or any Subsidiary, whether on the premises of the Company or any Subsidiary or through other Persons, and whether by the Company or any Subsidiary or any predecessor to any of the businesses or assets of the Company or any Subsidiary, of any hazardous materials, whether or not disclosed pursuant to this Agreement,
(B) any noncompliance by the Company or any Subsidiary (or by any other Person with respect to any of the Company s or any Subsidiary s property) with any Environmental Law, whether or not disclosed pursuant to this Agreement, or (C) any environmental remediation expenses associated with any property owned or leased at any time by the Company or any Subsidiary, or the storage, transportation or disposal practices of the Company or any Subsidiaries for pollutants, toxic or hazardous material, hazardous substances, hazardous constituents or waste of any kind, whether or not disclosed pursuant to this Agreement; provided, however, that the Company s obligation of indemnity under this Section 10.1 shall not apply to any loss in value of the Shares resulting from any of the above matters or any liability, loss, cost or damage caused by or resulting from the negligence or willful misconduct of the Investor or as a result of any operations conducted jointly by the Company and the Investor. The foregoing indemnification shall survive the termination of this Agreement for any reason.

      11.2 Remedies. In case any one or more of the covenants or agreements set forth in this Agreement shall have been breached by any party hereto, the party or parties entitled to the benefit of such covenants or agreements may proceed to protect and enforce their rights either by suit in equity or action at law, including, but not limited to, an action for damages as a result of any such breach or an action for specific performance of any such covenant or agreement contained in this Agreement. The rights, powers and remedies of the parties under this Agreement are cumulative and not exclusive of any other right, power or remedy which such parties may have under any other agreement or law. No single or partial assertion or exercise of any right, power or remedy of a party hereunder shall preclude any other or further assertion or exercise thereof.

      11.3 Successors and Assigns. Except as otherwise expressly provided in this Agreement, the terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective successors and permitted assigns of the parties. This Agreement and the rights and duties of the Investor set forth herein may be freely assigned, in whole or in part, by the Investor only to an Affiliate of the Investor that agrees in writing to be bound by all of the terms of this Agreement; provided, that the Investor shall remain obligated to perform in full all of its covenants and obligations under this agreement until released therefrom in writing by the Company. In addition and subject to the foregoing proviso, the Investor may assign its rights under Sections 1 and 9 hereof in connection with any permitted transfer by the Investor of all of the Shares to an Affiliate that agrees in writing to be bound by all of the terms of this Agreement. Neither this Agreement, nor any of the rights or duties of the Company set forth herein, shall be assigned by the Company, in whole or in part, without having first received the written consent of the Investor, which consent shall not be unreasonably withheld. Notwithstanding the foregoing sentence, the Company may assign this Agreement, and the rights and the duties of the Company set forth herein, to an entity or person which purchases all or substantially all of its assets or voting securities, so long as the successor agrees in writing to be bound by all the terms of this Agreement. Nothing in this Agreement, express or implied, is intended to confer upon any party other than the parties hereto or their respective successors and permitted assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

      11.4 Entire Agreement. This Agreement and the other writings referred to herein or delivered pursuant hereto which form a part hereof contain the entire agreement among the parties with respect to the subject matter hereof and supersede all prior and contemporaneous arrangements or understandings, whether written or oral, with respect thereto; provided, however, that this Agreement is not intended to supersede the Research Collaboration Agreement of even date herewith between the Company and the Investor.

      11.5 Governing Law. This Agreement shall be governed by and construed under the laws of the State of New York (without regard to the conflict of law principles thereof).

      11.6 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

      11.7 Titles and Subtitles. The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

      11.8 Nouns and Pronouns. Whenever the context may require, any pronouns used herein shall include the corresponding masculine, feminine or neuter forms, and the singular form of names and pronouns shall include the plural and vice-versa.

      11.9 Notices. Unless otherwise provided, all notices, requests, consents and other communications hereunder to any party shall be given in writing and shall be deemed effectively given upon personal delivery to the party to be notified or duly sent by recognized courier service, postage or delivery fee prepaid, or telecopied with a confirmation copy by recognized courier service, and addressed or telecopied to the party to be notified at the address or telecopier number indicated for such party at the address or telecopier number, as the case may be, set forth below or such other address or telecopier number, as the case may be, as may hereafter be designated in writing by the addressee to the addressor listing all parties:

      To the Company:   Emisphere Technologies, Inc.
                              15 Skyline Drive
                              Hawthorne, New York
                              Attention:  [^]
                              Telecopier No.:  (914) 374-2498

      With a copy (which shall not constitute notice) to:
                              Paul, Weiss, Rifkind, Wharton & Garrison
                              1285 Avenue of the Americas
                              New York, New York 10019
                              Attention:  Edwin S. Maynard
                              Telecopier No.:  (212) 757-3990

      To the Investor:  Novartis Pharma AG
                              Lichtstrasse 35
                              CH-4002 Basel
                              Switzerland
                              Attention:  [^]
                              Telecopier No.:  41-61-324-2322

      With a copy (which shall not constitute notice) to:

                              Jeff  Benjamin, Esq.
                              Vice President and Associate
                              General Counsel
                              Novartis Corporation
                              564 Morris Avenue
                              Summit, New Jersey   07901
                              Telecopier No.:  (908) 277-2598

            All such notices, requests, consents and other communications shall be deemed to have been received: (a) in the case of personal delivery, on the date of such delivery; (b) in the case of courier service, on the second business day following the date of such mailing; and (c) in the case of facsimile transmission, when confirmed by facsimile machine report.

      11.10 Finder s Fee. The Investor agrees to indemnify and to hold harmless the Company from any liability for any commission or compensation in the nature of a finders fee (and the reasonable costs and expenses of defending against such liability or asserted liability) for which the Investor or any of its officers, partners, employees, or representatives is responsible. The Company agrees to indemnify and hold harmless the Investor from any liability for any commission or compensation in the nature of a finders fee (and the reasonable costs and expenses of defending against such liability or asserted liability) for which the Company or any of its officers, employees or representatives is responsible.

      11.11 Expenses. Each party shall pay its own fees and expenses with respect to this Agreement. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to the reimbursement of reasonable attorney s fees, costs and necessary disbursements in addition to any other relief to which such party may be entitled.

      11.12 Amendments and Waivers. Any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of the Company and the Investor.

      11.13 Severability. If one or more provisions of this Agreement are held to be unenforceable under applicable law, such provision shall be ineffective, and the balance of the Agreement shall be interpreted as if such provision were so excluded, without invalidating the remaining provisions of this Agreement.

      11.14 Confidentiality and Publicity. Neither the Company nor the Investor will disclose to any person (other than its attorneys, accountants, employees, officers, and directors) the existence or terms of this Agreement or any of the transactions contemplated hereby without the prior written consent of the other party, except as may, in the reasonable opinion of such party s counsel, be required by law (in which event the disclosing party will first consult with the other party with respect to such disclosure). If the Company is required to provide a copy of this Agreement or any related document to any third party, the Company shall redact from such document, to the extent permitted by law, all confidential information, and shall consult with the Investor regarding such redaction prior to submission of this Agreement or any related document to such third party. The Company and the Investor will consult and reach agreement with one another as to the form and substance of any press release or any other public disclosure of the existence or terms of this Agreement or the transactions contemplated hereby.

                            [signature page follows]

IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first above written.

                                    NOVARTIS PHARMA AG

                        By:___________________________

                                    Name:________________________

                                    Title:_________________________


                                    By:___________________________

                                    Name:________________________

                                    Title:_________________________



                                    EMISPHERE TECHNOLOGIES, INC.

                                    By:___________________________

                                    Name:________________________

                                    Title:_________________________

                                    EXHIBIT A

                             Collaboration Agreement

                                    EXHIBIT B

                  Exceptions to Representations and Warranties

                                      None.

                                    EXHIBIT C

                         Form of Company Counsel Opinion

[DESCRIPTION] STATEMENT OF COMPUTATION (3 MONTHS)

                                                             Exhibit 11.1

                          EMISPHERE TECHNOLOGIES, INC.
                    STATEMENT OF COMPUTATION OF PER SHARE DATA

                                              Three months ended
                                   -----------------------------------------
                                      October 31, 1996               October 31, 1997
                                 --------------------------   ----------------------------
                                  Primary         Fully           Primary       Fully
                                                 Diluted                       Diluted
                                 ----------      -----------    -----------  --------------
Net loss                        $ (1,006,357)   $ (1,006,357)  $ (2,342,256) $  (2,342,256)

Interest earned on excess
proceeds                                              79,658                       171,311
                               ---------------   ------------  -------------  -------------
Adjusted net loss               $ (1,006,357)   $   (926,699)  $ (2,342,256) $  (2,170,945)
                               ===============  ============== ============= ===============
Weighted average number of
common shares outstanding          9,415,870       9,415,870     10,695,469     10,695,469

Shares issuable upon
exercise of outstanding
options and warrants                               3,485,221                     4,227,653

Shares assumed to be
repurchased under the
treasury stock method                             (1,881,452)                   (2,141,323)
                                --------------   -------------   -----------  -------------
                                   9,415,870      11,019,639     10,695,469     12,781,799
                                ==============   =============   ===========  =============
                                $     (0.11)    $     (0.08)    $    (0.22)   $     (0.17)
                                ==============  ==============  ============  =============