Form 10-Q
period 1998-01-31
EMISPHERE TECHNOLOGIES INC
filed 1998-03-17
CIK 805326

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarter period ended January 31, 1998

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from _________ to _________

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

The number of shares of the Registrant's common stock, $.01 par value, outstanding as of March 6, 1998 was: 10,717,748

                                  Page 1 of 16
                            Exhibit Index on Page 15

                          EMISPHERE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                January 31, 1998

PART I.           FINANCIAL INFORMATION

Item 1.           Financial  Statements:                                    PAGE

                  Condensed Balance Sheets                                     3

                  Condensed Statements of Operations                           4

                  Condensed Statement of Stockholders' Equity                  5

                  Condensed Statements of Cash Flows                           6

                  Notes to Condensed Financial Statements                  7 - 9

Item 2.           Management's  Discussion and Analysis of
                  Financial Condition and Results of Operations          10 - 13

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders         14

Item 6.           Exhibits and Reports on Form 8-K                            15

                          EMISPHERE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    July 31,           January 31,
                                      Assets:                                         1997                 1998
                                                                                  ------------        ------------
Current assets:
      Cash and cash equivalents                                                   $ 22,398,967        $ 17,683,667
      Marketable securities                                                         11,291,255          10,061,899
      Receivable due from Ebbisham Ltd.                                                648,786           3,523,010
      Prepaid expenses and other current assets                                        448,114             635,348
                                                                                  ------------        ------------
                        Total current assets                                        34,787,122          31,903,924

Equipment and leasehold improvements, at cost, net of
       accumulated depreciation and amortization                                     2,046,087           4,257,713
Other assets                                                                            64,243              64,243
                                                                                  ------------        ------------
                         Total assets                                             $ 36,897,452        $ 36,225,880
                                                                                  ============        ============
                    Liabilities and Stockholders' Equity:
Current liabilities:
      Accounts payable                                                            $    254,715        $  1,703,177
      Accrued compensation                                                             215,000             266,000
      Accrued professional fees                                                        288,000             140,105
      Accrued expenses                                                                 166,858              69,971
      Investment deficiency in Ebbisham Ltd.                                         2,539,958           4,734,580
                                                                                  ------------        ------------
                        Total current liabilities                                    3,464,531           6,913,833

Deferred lease liability                                                                34,542             290,243
                                                                                  ------------        ------------
                        Total liabilities                                            3,499,073           7,204,076
                                                                                  ------------        ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued and  outstanding
     Common stock, $.01 par value; 20,000,000 shares authorized; 10,733,877 shares issued (10,690,377 outstanding) at July 31,
           1997; 10,758,249 shares issued (10,714,749 outstanding) at
                January 31, 1998                                                       107,339             107,583
     Additional paid-in capital                                                     83,516,461          84,133,116
     Accumulated deficit                                                           (50,057,115)        (55,035,398)
     Net unrealized gain on marketable securities                                       24,507               9,316
                                                                                  ------------        ------------
                                                                                    33,591,192          29,214,617
     Less, common stock held in treasury, at cost; 43,500 shares                      (192,813)           (192,813)
                                                                                  ------------        ------------
                        Total stockholders' equity                                  33,398,379          29,021,804
                                                                                  ------------        ------------
                        Total liabilities and stockholders' equity                $ 36,897,452        $ 36,225,880
                                                                                  ============        ============

See accompanying notes to financial statements. The July 31, 1997 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                For the three months ended                For the six months ended
                                                        January 31,                              January 31,
                                             --------------------------------        --------------------------------
                                                 1997                1998                1997               1998
                                             ------------        ------------        ------------        ------------
Contract research revenues                   $    535,066        $  3,408,563        $  2,529,516        $  5,124,223
                                             ------------        ------------        ------------        ------------
Costs and expenses:
   Research and development                     1,864,530           3,973,263           3,526,077           6,639,781
   Loss in Ebbisham Ltd.                          305,611           1,280,538           1,297,545           2,194,622
   General and administrative expenses          1,044,706           1,247,386           1,648,351           2,210,582
                                             ------------        ------------        ------------        ------------
        Total operating expenses                3,214,847           6,501,187           6,471,973          11,044,985
                                             ------------        ------------        ------------        ------------
        Operating (loss)                       (2,679,781)         (3,092,624)         (3,942,457)         (5,920,762)
                                             ------------        ------------        ------------        ------------
Other income:
    Investment income                             251,100             456,597             507,419             942,479
                                             ------------        ------------        ------------        ------------
        Net (loss)                           $ (2,428,681)       $ (2,636,027)       $ (3,435,038)       $ (4,978,283)
                                             ============        ============        ============        ============
Net (loss) per share-basic and diluted       $      (0.26)       $      (0.25)       $      (0.36)       $      (0.47)
                                             ============        ============        ============        ============

               See accompanying notes to the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                    For the six months ended January 31, 1998

                                                                                         Net
                                                                                      Unrealized
                                                            Additional               (Loss)Gain on     Common Stock
                                        Common Stock         Paid-in     Accumulated  Marketable     Held In Treasury
                                      Shares     Amount      Capital      Deficit     Securities    Shares   Amount        Total
                                   ----------   --------   -----------  ------------   --------     ------  ---------   -----------
Balance, July 31, 1997             10,733,877   $107,339   $83,516,461  $(50,057,115)  $ 24,507     43,500  $(192,813)  $33,398,379

Sale of common stock under
   employee stock purchase
   plans and exercise of options       24,372        244       321,655                                                      321,899
Issuance of stock options in
   exchange for services rendered                              295,000                                                      295,000
   Change in net unrealized
   gain (loss) on marketable
   securities                                                                           (15,191)                            (15,191)
Net loss for the six months
   ended January 31, 1998                                                 (4,978,283)                                    (4,978,283)
                                   ----------   --------   -----------  ------------   --------     ------  ---------   -----------
Balance, January 31, 1998          10,758,249   $107,583   $84,133,116  $(55,035,398)  $  9,316     43,500  $(192,813)  $29,021,804
                                   ==========   ========   ===========  ============   ========     ======  =========   ===========

                 See accompanying notes to financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      For the six months ended
                                                                              January 31,
                                                                    ---------------------------
                                                                         1997          1998
                                                                    ------------   ------------
Cash flows from operating activities:
     Net loss                                                       $ (3,435,038)  $ (4,978,283)
                                                                    ------------   ------------
     Adjustments to reconcile net loss to net cash (used in
            operating activities:
          Loss in Ebbisham Ltd.                                        1,297,545      2,194,622
          Depreciation and amortization                                  204,100        235,885
          Decrease (increase) in deferred lease liability                 (5,141)       255,701
          Realized gain on sale of marketable securities                    (248)       (14,123)
          Noncash compensation in connection with
               issuance of equity securities                                            295,000
     Change in assets and liabilities:
               Receivable due from Ebbisham Ltd.                        (880,743)    (2,874,224)
               Prepaid expenses and other current assets                (204,580)      (187,234)
               Accounts payable and accrued expenses                     (63,077)        69,289
               Investment in Ebbisham Ltd.                                (9,998)
                                                                    ------------   ------------
          Total adjustments                                              337,858        (25,084)
                                                                    ------------   ------------
                  Net cash (used in) operating activities             (3,097,180)    (5,003,367)
                                                                    ------------   ------------
Cash flows from investing activities:
     Capital expenditures                                               (170,853)    (1,262,120)
     Purchase of marketable securities                                (8,447,406)    (3,557,975)
     Proceeds from sales of marketable securities                      3,867,313      4,786,263
                                                                    ------------   ------------
                  Net cash (used in) investing activities             (4,750,946)       (33,832)
                                                                    ------------   ------------
Cash flows from financing activities:
     Proceeds from exercise of options and employee stock purchases      859,441        321,899
                                                                    ------------   ------------
                  Net cash provided by financing activities              859,441        321,899
                                                                    ------------   ------------
                  Net (decrease) in cash and cash equivalents         (6,988,685)    (4,715,300)

Cash and cash equivalents, beginning of period                        11,904,674     22,398,967
                                                                    ------------   ------------
                  Cash and cash equivalents, end of period          $  4,915,989   $ 17,683,667
                                                                    ============   ============
Supplemental disclosure of non-cash items:
     Equipment and leasehold improvements included in
      accounts payable and accrued expense                                         $  1,185,391
                                                                                   ============

                 See accompanying notes to financial statements

                          EMISPHERE TECHNOLOGIES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS:

         The interim Condensed Statements of Operations for the three months and six months ended January 31, 1997 and 1998 and Condensed Statements of Cash Flows for the six months ended January 31, 1997 and 1998, and the Condensed Balance Sheets as of July 31, 1997 and January 31, 1998, of Emisphere Technologies, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company`s Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

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

         Contract revenue from the Venture, with respect to services provided by the Company to the Venture, is recognized as the related services are rendered. Such revenue for the three and six months ended January 31, 1998 totaled approximately $1,784,000 and $2,874,000, respectively, as compared to $386,000 and $2,381,000, respectively, for the three and six months ended January 31, 1997.

         Selected financial data of the Venture as of January 31, 1998 and for the three and six months ended January 31, 1998 and 1997 is as follows:

Balance Sheet Data

                   Cash                                   $   725,000

                   Accounts payable                         5,694,000
                   Subordinated debt                        4,500,000
                   Stockholders' deficit                   (9,489,000)

Statement of Operations
             Data       Three Months Ended                Six Months Ended
                     January 31,    January 31,      January 31,      January 31,
                       1997            1998             1997             1998
                     --------       ----------       ----------       ----------
Total Revenue        $ 34,000       $    8,400       $   45,000       $   16,400
Total Expenses        645,000        2,569,400        2,640,000        4,405,400
                     --------       ----------       ----------       ----------
     Net Loss        $611,000       $2,561,000       $2,595,000       $4,389,000
                     ========       ==========       ==========       ==========

3.       NOVARTIS PHARMA AG

         During December, 1997 (the "Effective Date"), the Company and Novartis Pharma AG ("Novartis") entered into a Research Collaboration to investigate Emisphere's technology for oral delivery of two selected Novartis compounds. The initial term of the Novartis Agreement is twelve months from the Effective Date, with an option for an extension of an additional twelve months.

         In addition, Novartis has the right to purchase, in four tranches up to $16 million of the Company's Common Stock. Subject to certain limitations as to potential price variability with respect to the price for the first tranche, the Common Stock purchased by Novartis will be based on market prices. The Company may, in its sole discretion, waive Novartis's right as to any or all of the four tranches.

         During the initial term, and if applicable, the extension period, Novartis will provide quarterly payments to the Company for work performed by the Company in connection with the collaboration. For the period ended January 31, 1998, revenue recognized from the Novartis agreement totaled $1,000,000. In addition, the agreement provides for future payments in the event certain milestones are achieved.

         Either party may terminate the Novartis agreement upon written notice to the other party that such party has breached the Agreement if, within 60 days of receipt of such notice, such breach has not been cured.

4.       NET LOSS PER SHARE

         For the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). As required by SFAS 128, the prior year loss per share data have been restated to conform to the provisions of SFAS No. 128; however, the impact of the restatement was not material.

         The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common shares outstanding. For the three months and six months ended January 31, 1998 and 1997, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted loss per share are as follows:

                                             Net Loss            Shares        Per Share
                                            (Numerator)       (Denominator)     Amount
                                            -----------        ----------       ------
Three months ended January 31, 1997-
basic and diluted                           $(2,428,681)        9,489,732       $(0.26)
                                            ===========        ==========       ======
Three months ended January 31, 1998-
basic and diluted                           $(2,636,027)       10,708,546       $(0.25)
                                            ===========        ==========       ======
Six  months ended January 31, 1997-
basic and diluted                           $(3,435,038)        9,467,632       $(0.36)
                                            ===========        ==========       ======
Six months ended January 31, 1998-
basic and diluted                           $(4,978,283)       10,702,008       $(0.47)
                                            ===========        ==========       ======

         Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                             Three months ended January 31,                    Six months ended January 31,
                                             1997                      1998                    1997                    1998
                                     --------------------     --------------------     --------------------     ------------------
                                                   Wtd.                     Wtd.                     Wtd.                   Wtd.
                                                   Avg                      Avg                      Avg                    Avg
                                                   Exercise                 Exercise                 Exercise               Exercise
                                     Number        Price      Number        Price      Number        Price      Number      Price
                                     ---------     ------     ---------     ------     ---------     ------     ---------   ------
Options and warrants with an
exercise price below the average
fair market value of the
Company's common stock               3,998,210     $10.32     4,158,067     $10.49     3,738,310     $ 9.91     4,313,839   $10.78
                                     =========     ======     =========     ======     =========     ======     =========   ======
Options and warrants with an
exercise price above the average
fair market value of the
Company's common stock                  88,150     $21.53       253,422     $19.63       348,050     $17.60        97,650   $21.44
                                     =========     ======     =========     ======     =========     ======     =========   ======

5.       IMPACT OF THE FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS No. 130") in June 1997. Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS No. 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS No. 130 for the year ending July 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this report on Form 10-Q constitute "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: uncertainties related to future test results and viability of the Company's product candidates, which are in the early stages of development; the need to obtain regulatory approval for the Company's product candidates; the Company's dependence on partnerships with pharmaceutical companies to develop, manufacture and commercialize products using the Company's drug delivery technologies; the Company's dependence on the success of its joint venture with Elan Corporation plc (the "Elan Joint Venture" or "Ebbisham Ltd.") for the development and commercialization of oral heparin and low molecular weight heparin product and the strategic alliance with Eli Lilly & Company ("Lilly") (the "Lilly Strategic Alliance") for the development and commercialization of certain of Lilly's therapeutic protein; and its research collaboration with Novartis Pharma AG ("Novartis") to investigate Emisphere's technology for oral delivery of two selected Novartis compounds (the "Novartis Collaboration"); the risk of technological obsolescence and risks associated with the Company's highly competitive industry; the Company's dependence on others to manufacture the Company's chemical compounds; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials; the Company's dependence on key personnel; the quality, judgement and strategic decisions of management and other personnel; uncertain availability of third-party reimbursement for commercial medical products; and general business and economic conditions; and other factors referenced in Emisphere's report on Form 10-K for the fiscal year ended July 31, 1997.

GENERAL

         Emisphere is a drug delivery company focused on the discovery and application of proprietary synthetic chemical compounds that enable the oral delivery of macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. The Company has had no product sales to date. The major sources of the Company's working capital have been proceeds from offerings, private equity financing, reimbursement of expenses and other payments from corporate partners, and income earned on the investment of available funds. The Company's operations are not significantly affected by inflation or seasonality.

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

THREE MONTHS ENDED JANUARY 31, 1998 VS. THREE MONTHS ENDED JANUARY 31, 1997:

For the three months ended January 31, 1998, the Company recognized $3,409,000 of contract revenue compared to $535,000 for the three months ended January 31, 1997. Research and development revenue for the three months ending January 31, 1998 consisted of the recognition of revenues from Ebbisham, Ltd. of approximately $1,784,000, payments from Lilly under the research collaboration and option agreement (the "Lilly Agreement") to combine Lilly's therapeutic protein and formulation capabilities with the Company's carrier technologies, and Novartis Pharma AG under the research collaboration and option agreement (the "Novartis Agreement") to investigate the Company's carrier technologies with two selected Novartis compounds. For the three months ending January 31, 1997 revenue consisted of the recognition of revenues from Ebbisham, Ltd. of approximately $386,000 and payments from two pharmaceutical companies for which the Company performed feasibility studies.

Total operating expenses for the fiscal quarter ended January 31, 1998, increased by $3,286,000 or 102%, as compared to the fiscal quarter ended January 31, 1997. The details of this increase are as follows:

Research and development costs increased by approximately $2,109,000, or 113%, in the fiscal quarter ended January 31, 1998, as compared to the fiscal quarter ended January 31, 1997. This increase is mainly attributable to increased personnel and laboratory supply costs in connection with the collaborations with Lilly, Novartis and the ongoing clinical trials work for heparin. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts, perform services related to the manufacturing of the Company's carriers, and consult on the Company's ongoing clinical studies with heparin. The Company also experienced an increase in rent expense in connection with payments for a new lease for laboratory space. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The loss in Ebbisham Ltd., increased by approximately $975,000, or 319%, in the fiscal quarter ended January 31, 1998, as compared to the fiscal quarter ended January 31, 1997. This increase is attributable to the timing of costs associated with ongoing clinical development of heparin. The costs associated with Ebbisham may increase substantially depending upon the agreed timing and scope of future research and development efforts.

General and administrative expenses increased by approximately $203,000, or 19%, in the fiscal quarter ended January 31, 1998, as compared to the fiscal quarter ended January 31, 1997. This increase is primarily the result of costs associated with the ongoing computer consulting. The Company also experienced an increase in rent expense in connection with payments for a new lease for office space. This was partially offset by a decrease in legal and professional fees paid in connection with the finalization of the Ebbisham, Ltd. joint venture and the agreement with Lilly.

The Company's other income in the quarter ended January 31, 1998 increased by approximately $205,000, or 82%, as compared to the fiscal quarter ended January 31, 1997. The increase was primarily due to the Company's larger investment portfolio.

Based on the above, the Company sustained a net loss for the second fiscal quarter of 1998 of $2,636,000, an 9% increase of the 1997 second fiscal quarters loss of $2,429,000.

SIX MONTHS ENDED JANUARY 31, 1998 VS. SIX MONTHS ENDED JANUARY 31, 1997:

For the six months ended January 31, 1998, the Company recognized $5,124,000 of research and development revenue compared to $2,530,000 for the six months ended January 31, 1997. Research and development revenue for the six months ending January 31, 1998 consisted of the recognition of revenues from Ebbisham, Ltd. of approximately $2,874,000 and payments from Lilly under the research collaboration and option agreement (the "Lilly Agreement") to combine Lilly's therapeutic protein and formulation capabilities with the Company's carrier technologies, Novartis Pharma AG under the research collaboration and option agreement (the "Novartis Agreement") to investigate the Company's carrier technologies with two selected Novartis compounds. For the six months ending January 31, 1997 revenue consisted of the recognition of revenues from Ebbisham, Ltd. of approximately $2,381,000 and payments from two pharmaceutical companies for which the Company performed feasibility studies.

Total operating expenses for the six month period ended January 31, 1998, increased by approximately $4,573,000, or 71%, as compared to the six month period ended January 31, 1997. The details of this increase are as follows:

         Research and development costs increased by approximately $3,114,000, or 88%, for the six months ended January 31, 1998, as compared to the six months ended January 31, 1997. This increase is mainly attributable to increased personnel and laboratory supply costs in connection with the collaborations with Lilly, Novartis and the ongoing clinical trials work for heparin. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts, perform services related to the manufacturing of the Company's carriers, and consult on the Company's ongoing clinical studies with heparin. The Company also experienced an increase in rent expense in connection with payments for a new lease for office and laboratory space. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The loss in Ebbisham Ltd., increased by approximately $897,000 or 69%, in the six months ended January 31, 1998, as compared to the six months ended January 31, 1997. This increase is attributable to the timing of costs associated with ongoing clinical development of heparin. The costs associated with Ebbisham may increase substantially depending upon the agreed timing and scope of future research and development efforts.

General and administrative expenses increased by approximately $562,000, or 34%, for the six months ended January 31, 1998, as compared to the six months ended January 31, 1997. This increase is primarily the result of costs associated with the ongoing computer consulting. The Company also experienced an increase in rent expense in connection with payments for a new lease for office and laboratory space. This was partially offset by a decrease in legal and professional fees paid in connection with the finalization of the Ebbisham, Ltd. joint venture and the agreement with Lilly.

The Company's other income in the six months ended January 31, 1998 increased by approximately $435,000, or 86%, compared to the six months ended January 31, 1997. This was primarily the result of a larger investment portfolio.

Based on the above, the Company sustained a net loss for the six months ending January 31, 1998 of $4,987,000, a 45% increase over the net loss of $3,435,000 sustained in the six months ending January 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 1998, the Company had working capital of approximately $24,990,000 as compared with approximately $31,323,000 at July, 31, 1997. Cash and cash equivalents and marketable securities were approximately $27,746,000 as of January 31, 1998, as compared to approximately $33,690,000 at July 31, 1997. The decrease in the Company's cash and cash equivalents and marketable securities was primarily due to cash used to fund operations in the first half of fiscal 1998, partially offset by the exercise of options and payments connected with the Company's agreements with Lilly and Novartis.

The Company entered into a ten-year noncancellable lease for new office and laboratory space commencing August 1997. The annual minimum rental is approximately $1,300,000. The Company has expended approximately $2,250,000 in capital expenditures to date in connection with the occupation of the new space, and anticipates approximately $4,000,000 in additional expenditures during the next six months.

         The Company expects to continue to incur substantial research and development expenses associated with the development of the Company's oral drug delivery system. As a result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase. The Company expects to need substantial resources to continue its research and development efforts. In addition, the Company is obligated to fund one-half of the Elan Joint Venture's cash needs upon the Venture's request. The Company expects to commence funding the Venture during the next quarter. Funding requirements are established to initially be $3,000,000 over the next six months and depending upon the agreed timing and scope of future research and development efforts may increase substantially thereafter. Pursuant to the Elan Joint Venture, the Company and Elan share the financial benefits and expense obligations of the Venture on a 50/50 basis. The Company expects the research funding from Lilly to approximate the costs to be incurred by the Company in connection with the development of the Lilly therapeutic proteins. Under present operating assumptions, the Company expects that cash, cash equivalents and marketable securities will be adequate to meet its liquidity and capital requirements through fiscal 1999. Thereafter, the Company would need to seek additional funds, primarily in the public and private equity markets, and to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms. If adequate funds were not available, the Company would be required to delay, scale back, or eliminate one or more of its research or development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish. The Company does not maintain any credit lines with financial institutions.

IMPACT OF THE FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS No. 130") in June 1997. Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS No. 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS No. 130 for the year ending December 31, 1998.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on January 15, 1998. The matters voted upon at the meeting were (i) the election of seven directors of the Company, (ii) the approval and adoption of the amendment to the 1991 Stock Option Plan (iii) the approval and adoption of the amendment to the Company's 1995 Non-Qualified Stock Option Plan (iv) the approval of the Company's Directors Deferred Compensation Stock Plan (v) the ratification of the Board of Directors' selection of Coopers & Lybrand L.L.P. to serve as the Company's independent auditors for the fiscal year ending July 31, 1998. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:

                                                              Votes
                                                            Withheld or                      Broker
                                            Votes For        Against       Abstentions      Non-votes
                                            ---------       ---------       ---------       ---------
Election of Directors
     Michael M. Goldberg, M.D               9,362,916         363,849
     Jere E. Goyan, Ph.D                    9,643,976          82,789
     Peter Barton Hutt                      9,644,016          82,749
     Sam J. Milstein, Ph.D                  9,643,916          82,849
     Howard M. Pack                         9,640,276          86,489
     Mark I. Greene                         9,640,912          85,853
     Joseph R. Robinson                     9,644,047          82,718

Adoption of the Company's
     1991 Stock Option Plan as
        amended                             7,844,217       1,850,118          32,430
     1995 Non-Qualified Stock Option
        Plan                                7,951,001       1,754,709          21,055
     Directors' Deferred Compensation
        Stock Plan                          9,525,117         167,237          34,411
     Ratification of the selection of
        Coopers & Lybrand L.L.P.            9,705,762           8,328          12,675

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Reports
         No reports on form 8-K were filed by the Registrant during the quarter ended January 31, 1998.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Emisphere Technologies, Inc.

         Dated: March 16, 1998      /S/Michael M. Goldberg, M.D.
                                    ----------------------------
                                    Michael M. Goldberg, M.D.
                                    Chairman, and Chief Executive Officer

                                    /S/Joseph D. Poveromo, C.P.A.
                                    -----------------------------
                                    Joseph D. Poveromo, C.P.A.
                                    Controller and Chief Accounting
                                    Officer (Principal Financial
                                    and Accounting Officer)