Form 10-Q
period 1998-04-30
EMISPHERE TECHNOLOGIES INC
filed 1998-06-15
CIK 805326

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           _________________________


(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended April 30, 1998

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's common stock, $.01 par value, outstanding as of June 1, 1998 was: 10,981,694

                         EMISPHERE TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                                April 30, 1998


PART I.   FINANCIAL INFORMATION

Item 1.   Financial  Statements:                                 Page
                                                                 ----

          Condensed Balance Sheets                                 3

          Condensed Statements of Operations                       4

          Condensed Statement of Stockholders' Equity              5

          Condensed Statements of Cash Flows                       6

          Notes to Condensed Financial Statements                  7

Item 2.   Management's  Discussion and Analysis of
          Financial Condition and Results of Operations           10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        14

                         EMISPHERE TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                       July 31,     April 30,
                                                         1997          1998
                      Assets:                        -----------   -----------
Current assets:
  Cash and cash equivalents                          $22,398,967   $18,570,644
  Marketable securities                               11,291,255     9,008,174
  Receivable due from Ebbisham Ltd.                      648,786     5,308,908
  Prepaid expenses and other current assets              448,114       738,098
                                                     -----------   -----------
        Total current assets                          34,787,122    33,625,824

Equipment and leasehold improvements, at cost, net
  of accumulated depreciation and amortization         2,046,087     8,048,445
Other assets                                              64,243        61,243
                                                     -----------    ----------
        Total assets                                 $36,897,452   $41,735,512
                                                     ===========   ===========


       Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                   $   254,715   $   614,972
  Accrued compensation                                   215,000       266,000
  Accrued professional fees                              288,000       161,000
  Accrued expenses                                       166,858        18,569
  Investment deficiency in Ebbisham Ltd.               2,539,958     5,710,202
                                                     -----------   -----------
        Total current liabilities                      3,464,531     6,770,743

Deferred lease liability                                  34,542       444,177
                                                     -----------   -----------
        Total liabilities                              3,499,073     7,214,920
                                                     -----------   -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized, none issued and  outstanding
  Common stock, $.01 par value; 20,000,000 shares
    authorized; 10,733,877 shares issued
    (10,690,377 outstanding) at July 31, 1997;
    11,023,438 shares issued (10,979,938
    outstanding) at April 30, 1998                       107,339       110,234
  Additional paid-in capital                          83,516,461    88,355,340
  Accumulated deficit                                (50,057,115)  (53,756,368)
  Net unrealized gain on marketable securities            24,507         4,199
                                                     -----------   -----------
                                                      33,591,192    34,713,405
  Less, common stock held in treasury, at cost;
    43,500 shares                                       (192,813)     (192,813)
                                                     -----------   -----------
        Total stockholders' equity                    33,398,379    34,520,592
                                                     -----------   -----------

        Total liabilities and stockholders' equity   $36,897,452   $41,735,512
                                                     ===========   ===========


See accompanying  notes to  financial statements.   The July 31, 1997 Condensed
Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                         EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                       For the three months ended  For the nine months ended
                                               April 30,                   April 30,
                                       -------------------------   -------------------------
                                           1997          1998          1997          1998
                                       -----------    ----------   -----------   -----------
 Contract revenues                     $ 1,595,078    $6,467,939   $ 4,124,594   $11,592,162
                                       -----------    ----------   -----------   -----------

 Costs and expenses:
   Research and development              2,010,506     3,343,381     5,536,583     9,983,162
   Loss in Ebbisham Ltd.                   689,524       975,622     1,987,069     3,170,244
   General and administrative            1,190,752     1,236,254     2,839,103     3,446,836
                                       -----------    ----------   -----------   -----------
     Total operating expenses            3,890,782     5,555,257    10,362,755    16,600,242

     Operating (loss) income            (2,295,704)      912,682    (6,238,161)   (5,008,080)
                                       -----------    ----------   -----------    ----------

 Other income:
   Investment income                       221,420       366,348       728,839     1,308,827
                                       -----------    ----------   -----------    ----------

     Net (loss) income                 $(2,074,284)   $1,279,030   $(5,509,322)  $(3,699,253)
                                       ===========    ==========   ===========   ===========

 Net (loss) income per share-basic        $(0.22)       $0.12         $(0.58)       $(0.35)
                                          ======        =====         ======        ======


 Net (loss) income per share-diluted      $(0.22)       $0.10         $(0.58)       $(0.35)
                                          ======        =====         ======        ======



See accompanying notes to the financial statements

                                      EMISPHERE TECHNOLOGIES, INC.

                                   STATEMENT OF STOCKHOLDERS' EQUITY

                                              (Unaudited)

                                For the nine months ended April 30, 1998

                                                                                     Net
                                                                                  Unrealized     Common Stock
                                   Common Stock        Additional                  Gain On     Held In Treasury
                               --------------------     Paid-in     Accumulated   Marketable  ------------------
                                 Shares     Amount      Capital       Deficit     Securities  Shares    Amount       Total
                               ----------  --------   -----------  -------------  ----------  ------  ----------  -----------
Balance, July 31, 1997         10,733,877  $107,339   $83,516,461  $(50,057,115)   $ 24,507   43,500  $(192,813)  $33,398,379

Exercise of options and
  employee stock purchases         39,561       395       483,879                                                     484,274
Exercise of warrants              250,000     2,500     4,060,000                                                   4,062,500
Issuance of stock options to
  consultants in exchange for
  services rendered                                       295,000                                                     295,000
Change in net unrealized gain
  on marketable securities                                                          (20,308)                          (20,308)
Net loss for the nine months
  ended April 30, 1998                                               (3,699,253)                                   (3,699,253)
                               ----------  --------   -----------  ------------    --------   ------  ---------   -----------

Balance, April 30, 1998        11,023,438  $110,234   $88,355,340  $(53,756,368)   $  4,199   43,500  $(192,813)  $34,520,592
                               ==========  ========   ===========  ============    ========   ======  =========   ===========

See accompanying notes to financial statements

                            EMISPHERE TECHNOLOGIES, INC.

                         CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                       For the nine months ended
                                                               April 30,
                                                       --------------------------
                                                           1997          1998
                                                       ------------  ------------
Cash flows from operating activities:
  Net loss                                             $(5,509,322)  $(3,699,253)
                                                       -----------   -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss in Ebbisham Ltd.                              1,987,069     3,170,244
      Depreciation and amortization                        312,310       342,249
      Decrease in deferred lease liability                  (7,711)      409,635
      Realized gain on sale of marketable securities           (29)      (14,123)
      Noncash compensation in connection with
        issuance of equity  securities                                   295,000
      Change in assets and liabilities:
        Receivable due from Ebbisham Ltd                  (662,730)   (4,660,122)
        Prepaid expenses and other current assets          (82,777)     (289,984)
        Other assets                                                       3,000
        Accounts payable and accrued expenses               77,746        (6,106)
        Investment in Ebbisham Ltd.                         (9,998)
                                                       -----------   -----------

          Total adjustments                              1,613,880      (750,207)
                                                       -----------   -----------

          Net cash (used in) operating activities       (3,895,442)   (4,449,460)
                                                       -----------   -----------

Cash flows from investing activities:
  Capital expenditures                                    (278,278)   (6,202,533)
  Purchase of marketable securities                     (9,952,421)   (6,526,959)
  Proceeds from sales of marketable securities           7,294,913     8,803,855
                                                       -----------   -----------
          Net cash (used in) investing activities       (2,935,786)   (3,925,637)
                                                       -----------   -----------

Cash flows from financing activities:
  Net proceeds from exercise of warrants                               4,062,500
  Proceeds from exercise of options and employee
    stock purchases                                      1,049,254       484,274
                                                       -----------   -----------

          Net cash provided by financing activities      1,049,254     4,546,774
                                                       -----------   -----------

          Net (decrease) in cash and cash equivalents   (5,781,974)   (3,828,323)

Cash and cash equivalents, beginning of period          11,904,674    22,398,967
                                                       -----------   -----------

          Cash and cash equivalents, end of period     $ 6,122,700   $18,570,644
                                                       ===========   ===========

Supplemental disclosure of non-cash items:
  Equipment and leasehold improvements included
    in accounts payable and accrued expenses                         $   142,074
                                                                     ===========

See accompanying notes to financial statements

                         EMISPHERE TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Interim Financial Statements:

The interim Condensed Statements of Operations for the three months and nine months ended April 30, 1997 and 1998 and Condensed Statements of Cash Flows for the nine months ended April 30, 1997 and 1998, and the Condensed Balance Sheets as of July 31, 1997 and April 30, 1998, of Emisphere Technologies, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

2.   Elan-Emisphere Venture:

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

Contract revenue from the Venture, with respect to services provided by the Company to the Venture, is recognized as the related services are rendered. Such revenue for the three and nine months ended April 30, 1998 totaled approximately $1,786,000 and $4,660,000, respectively, as compared to $970,000 for the three months ended April 30, 1997 and $3,351,000, for the period from the Venture's inception (September 1996) to April 30, 1997.

Selected financial data of the Venture as of April 30, 1998 and for the three and nine months ended April 30, 1998 and 1997 is as follows:

          Balance Sheet Data

                       Assets:

               Cash                         $   732,000

               Accounts payable               6,940,000

               Subordinated debt              4,500,000

               Stockholders' deficit        (10,708,000)

Statement of
Operations Data

                           Three Months Ended            Nine Months Ended
                        -------------------------    --------------------------
                                                      Inception
                                                      (September
                         April 30,      April 30,    1996 to April    April 30,
                           1997           1998         30, 1997)        1998
                        ----------     ----------    -------------   ----------

 Total Revenue          $   26,000     $    8,000     $   71,000     $   24,000

 Total Expenses          1,406,000      1,959,000      4,046,000      6,364,000
                        ----------     ----------     ----------     ----------

      Net Loss          $1,380,000     $1,951,000     $3,975,000     $6,340,000
                        ==========     ==========     ==========     ==========

3.   Novartis Pharma AG

During December of 1997, (the "Effective Date"), the Company and Novartis Pharma AG ("Novartis") entered into a Research Collaboration to investigate Emisphere's technology for oral delivery of two selected Novartis compounds. The Company's agreement with Novartis provides for an initial research collaboration period of at least 12 months and an option on the part of Novartis to acquire an exclusive license to use the Company's technologies for the development and commercialization of oral formulations of the Novartis compounds.

In addition, Novartis, at the Company's option, has the obligation to purchase, in four tranches up to $16 million of the Company's Common Stock. Subject to certain limitations as to potential price variability with respect to the price for the first tranche, the Common Stock purchased by Novartis will be based on market prices.

During the initial term, and if applicable, the extension period, Novartis will provide quarterly payments to the Company for work performed by the Company in connection with the collaboration. For the period ended April 30, 1998, revenue recognized from the Novartis agreement totaled $1,000,000. In addition, the agreement provides for future payments in the event certain milestones are achieved.

Either party may terminate the Novartis agreement upon written notice to the other party that such party has breached the Agreement if, within 60 days of receipt of such notice, such breach has not been cured.

4.   Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). As required by SFAS 128, the prior periods loss per share data have been restated to conform to the provisions of SFAS No. 128; however, the impact of the restatement was not material.

The Company's basic net (loss) income per share amounts have been computed by dividing net (loss) income by the weighted average number of Common Shares outstanding. Diluted net (loss) income per share includes, when dilutive, the number of shares issuable upon exercise of outstanding options and warrants using the treasury stock method. The calculations of basic and diluted loss per share are as follows:

                                Net (Loss) Income        Shares       Per Share
                                   (Numerator)       (Denominator)      Amount
                                -----------------    -------------    ---------
Three months ended April 30,
  1997-basic and diluted           $(2,074,284)         9,518,876       $(0.22)
                                   ===========          =========       =======

Three months ended April 30,
  1998-basic                       $ 1,279,030         10,721,114        $0.12
                                                                         =====

Effect diluted securities:

  Options and warrants                                  1,748,919
                                   -----------         ----------

Diluted per share amounts          $ 1,279,030         12,470,033        $0.10
                                   ===========         ==========        =====

Nine months ended April 30,
  1997-basic and diluted           $(5,509,322)         9,484,117       $(0.58)
                                   ===========         ==========       =======

Nine months ended April 30,
  1998-basic and diluted           $(3,699,253)        10,708,236       $(0.35)
                                   ===========         ==========       =======

Options  and warrants  which have  been  excluded  from the  diluted  per share
amounts  because  their  effect  would   have  been  antidilutive  include  the
following:

                                             Three months ended April 30,               Nine months ended April 30,
                                       ----------------------------------------  ----------------------------------------
                                               1997                1998                  1997                 1998
                                       -------------------  -------------------  -------------------  -------------------
                                                  Weighted             Weighted             Weighted             Weighted
                                                   Average              Average              Average              Average
                                                  Exercise             Exercise             Exercise             Exercise
                                         Number     Price     Number     Price     Number     Price     Number     Price
                                       ---------- --------  ---------- --------  ---------- --------  ---------- --------
Options and warrants with an
exercise price below the average
fair market value of the
Company's common stock                  4,126,817  $10.44         -        -      4,065,967  $10.38    4,064,419  $10.46
                                        =========  ======    =========  ======    =========  ======    =========  ======
Options and warrants with an
exercise price above the average
fair market value of the
Company's common stock                     87,400  $21.56      253,422  $19.63      148,250  $19.66       97,650  $21.44
                                        =========  ======    =========  ======    =========  ======    =========  ======

5.   Taxes

No provisions for income taxes was recorded for the three months ended April 30, 1998 as the Company was able to reduce its tax liability by utilizing net operating loss carry forwards.

6.   Subsequent Event

On May 1, 1998, the Company issued in a private placement $13,500,000 in aggregate principal amount of its 5% Senior Convertible Notes due 2001 (the "Notes"). The Notes were sold at par, mature on May 1, 2001 and bear interest at 5% per annum, payable in cash or, at the election of the Company, shares of the Company's Common Stock.

The Notes are convertible at any time into shares of the Company's common stock at a conversion price, subject to certain floor prices as defined, equal to the lowest trade price as reported on the Nasdaq National Market during the ten trading days immediately preceding the date of conversion. In no event may the holder convert at less than $10 a share and no holder may convert if the conversion would result in the holder owning more than 4.9% of the Common Stock then outstanding.

The maximum number of shares that can be issued upon conversion of the Notes is 1,000,000. If at any time the number of shares that would otherwise be issuable upon conversion of the Notes exceeds 1,000,000, the Company may be required to redeem, at a premium, a sufficient portion of the Notes so that the conversion of the remaining portion does not result in more than 1,000,000 shares being issued. The Company may at its option redeem the Notes under defined conditions. In the event of the default, principal, including a premium, and accrued interest become due.

If any portion of the Notes has not been converted by May 1, 2001, the Company may at its option issue four-year 13.75% notes in exchange for the Notes. The Notes include in addition to other covenants, limitations on the amount of additional indebtedness the Company may incur.

7.   Impact of the Future Adoption of Recently Issued Accounting Standard

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS No. 130") in June 1997. Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS No. 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS No. 130 for the year ending July 31, 1998.

Also in June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customer. The Company is required to adopt this standard for the year ending July 31, 1998 and is currently evaluating the impact of the standard.

In February, 1998, the FASB issued Financial Accounting Standard No. 132, Employers' Disclosures abut Pensions and Other Postretirement Benefits. This statement modifies financial statement disclosures related to pension and other postretirement plans, and will not have an effect on the Company's financial position or results of operations, and is effective for periods beginning after December 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: uncertainties related to future test results and viability of the Company's product candidates, which are in the early stages of development; the need to obtain regulatory approval for the Company's product candidates; the Company's dependence on partnerships with pharmaceutical companies to develop, manufacture and commercialize products using the Company's drug delivery technologies; the Company's dependence on the success of its joint venture with Elan Corporation plc ("Elan") (the "Elan Joint Venture" or "Ebbisham Ltd.") for the development and commercialization of an oral heparin and low molecular weight heparin product and its strategic alliance with Eli Lilly and Company ("Lilly") (The "Lilly Strategic Alliance") for the development and commercialization of certain of Lilly's therapeutic proteins; and its research collaboration with Novartis Pharma AG ("Novartis") to investigate Emisphere's technology for oral delivery of two selected Novartis compounds (the "Novartis Collaboration"); the risk of technological obsolescence and risks associated with the Company's highly competitive industry; the Company's dependence on others to manufacture the Company's chemical compounds; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials; the Company's dependence on key personnel; the quality, judgment and strategic decisions of management and other personnel; uncertain availability of third-party reimbursement for commercial medical products; and general business and economic conditions; and other factors referenced in the Company's report on Form 10-K for the fiscal year ended July 31, 1997.

General

Emisphere is a drug delivery company focused on the discovery and application of proprietary synthetic chemical compounds that enable the oral delivery of macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. The Company has had no product sales to date. The major sources of the Company's working capital have been proceeds from public offerings, private equity financing, reimbursement of expenses and other payments from corporate partners, and income earned on the investment of available funds. The Company's operations are not significantly affected by inflation or seasonality.

Results of Operations

The Company has since its inception generated significant losses from operations. The Company does not expect to achieve profitability in the foreseeable future. Profitability will ultimately depend on the Company's ability to develop its lead products, in conjunction with the Elan Joint Venture, Lilly and Novartis Strategic Alliances or to develop other projects in conjunction with other partners. There can be no assurance that the development will be completed or if completed, any regulatory agency will approve the final product. Even if final products are developed and approved, there is no assurance that sales will be sufficient to achieve profitability. If development of such products is not achieved or approval not granted, the Company's prospects will be materially affected.

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

Three Months Ended April 30, 1998 vs. Three Months Ended April 30, 1997:

For the three months ended April 30, 1998, the Company recognized $6,468,000 of contract revenue compared to $1,595,000 contract revenue for the three months ended April 30, 1997. The majority of contract revenue for the three months ended April 30, 1998 consisted of two milestone and a research funding payment from Lilly under the research collaboration and option agreement (the "Lilly Agreement") to combine Lilly's therapeutic protein and formulation capabilities with the Company's carrier technologies, and the balance from the recognition of revenues from Ebbisham, Ltd. For the three months ended April 30, 1997 , contract revenue consisted of revenues from the Ebbisham Ltd., of approximately $970,000 and the balance from Lilly under the Lilly agreement.

Total operating expenses for the fiscal quarter ended April 30, 1998, increased by $1,664,000, or 43%, as compared to the fiscal quarter ended April 30, 1997. The details of this increase are as follows:

Research and development costs increased by approximately $1,333,000, or 66%, in the fiscal quarter ended April 30, 1998, as compared to the fiscal quarter ended April 30, 1997. This increase is mainly attributable to increased personnel and laboratory supply costs in connection with the collaborations with Lilly, Novartis and the ongoing clinical trials work for heparin. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts, perform services related to the manufacturing of the Company's carriers, and consult on the Company's ongoing clinical studies with heparin. The Company also experienced an increase in rent expense in connection with payments for a new lease for laboratory space. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The loss in Ebbisham Ltd., increased by approximately $286,000, or 41%, in the fiscal quarter ended April 30, 1998, as compared to the fiscal quarter ended April 30, 1997. This increase is attributable to the timing of costs associated with ongoing clinical development of heparin. The costs associated with Ebbisham may increase substantially depending upon the agreed timing and scope of future research and development efforts.

General and administrative expenses increased by approximately $46,000, or 4%, in the fiscal quarter ended April 30, 1998, as compared to the fiscal quarter ended April 30, 1997. This increase is primarily the result of costs associated with the ongoing computer consulting. The Company also experienced an increase in rent expense in connection with payments for a new lease for office space and an increase in personnel and related expenses associated with an increase in administrative staff positions. This was partially offset by a decrease in legal and professional fees paid in connection with the finalization of the Ebbisham, Ltd. joint venture and the agreement with Lilly during the same period last year.

The Company's other income in the fiscal quarter ended April 30, 1998 increased by approximately $145,000, or 65%, as compared to the fiscal quarter ended April 30, 1997. The increase was primarily due to the Company's larger investment portfolio.

Based on the above factors, the Company's net income for the third quarter of fiscal 1998 totaled $1,279,000 as compared to a net loss of $2,074,000 for the 1997 fiscal quarter.

Nine  Months Ended April 30, 1998 vs. Nine Months Ended April 30, 1997:

For the nine months ended April 30, 1998, the Company recognized $11,592,000 of contract revenue compared to $4,125,000 for the nine months ended April 30, 1997. Contract revenue for the nine months ended April 30, 1998 consisted of the recognition of revenues from Ebbisham, Ltd. of approximately $4,660,000 and payments from Lilly under the research collaboration and option agreement to combine Lilly's therapeutic protein and formulation capabilities with the Company's carrier technologies, Novartis Pharma AG under the research collaboration and option agreement (the "Novartis Agreement") to investigate to Company's carrier technologies with two selected Novartis compounds. For the nine months ended April 30, 1997, revenue consisted of the recognition of revenue from Ebbisham, Ltd. of approximately $3,351,000 and a payment under the Lilly agreement, and from two pharmaceutical companies for which the Company performed feasibility studies.

Total operating expenses for the nine month period ended April 30, 1998, increased by approximately $6,237,000, or 60%, as compared to the nine month period ended April 30, 1997. The details of this increase are as follows:

Research and development costs increased by approximately $4,447,000, or 80%, for the nine months ended April 30, 1998, as compared to the nine months ended April 30, 1997. This increase is mainly attributable to increased personnel and laboratory supply costs in connection with the collaborations with Lilly, Novartis and the ongoing clinical trials work for heparin. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts, perform services related to the manufacturing of the Company's carriers, and consult on the Company's ongoing clinical studies with heparin. The Company also experienced an increase in rent expense in connection with payments for a new lease for laboratory space. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The loss in Ebbisham Ltd., increased by approximately $1,183,000 or 60%, in the nine months ended April 30, 1998, as compared to the nine months ended April 30, 1997. This increase is attributable to the timing of costs associated with ongoing clinical development of heparin. The costs associated with Ebbisham may increase substantially depending upon the agreed timing and scope of future research and development efforts.

General and administrative expenses increased by approximately $608,000, or 21%, for the nine months ended April 30, 1998, as compared to the nine months ended April 30, 1997. This increase is primarily the result of costs associated with the ongoing computer consulting. The Company also experienced an increase in rent expense in connection with payments for a new lease for offices and an increase in personnel and related expenses associated with an increase in administrative staff positions. This was partially offset by a decrease in legal and professional fees paid in connection with the finalization of the Ebbisham, Ltd. joint venture and the agreement with Lilly during the same period last year.

The Company's other income in the nine months ended April 30, 1998 increased by approximately $580,000, or 80%, compared to the nine months ended April 30, 1997. This was primarily the result of a larger investment portfolio.

Based on the above factors, the Company sustained a net loss for the nine months ended April 30, 1998 of $3,699,000, a 32% decrease over the net loss of $5,509,000 for the nine months ended April 30, 1997.

Liquidity and Capital Resources

As of April 30, 1998, the Company had working capital of approximately $26,855,000 as compared with approximately $31,323,000 at July 31, 1997. Cash and cash equivalents and marketable securities were approximately $27,579,000 as of April 30, 1998, as compared to approximately $33,690,000 at July 31, 1997. The decrease in the Company's cash and cash equivalents and marketable securities was primarily due to cash used to fund operations in the first nine months of fiscal 1998, partially offset by the exercise of options and payments connected with the Company's agreements with Lilly and Novartis.

The Company entered into a ten-year noncancellable lease for new office and laboratory space commencing August 1997. The annual minimum rental is to be approximately $1,300,000. The Company has expended approximately $6,610,000 in capital expenditures to date in connection with the occupation of the new space, and anticipates approximately $2,000,000 in additional expenditures during the next three months.

The Company expects to continue to incur substantial research and development expenses associated with the development of the Company's oral drug delivery system. As a result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase. The Company expects to need substantial resources to continue its research and development efforts. In addition, the Company is obligated to fund one-half of the Elan Joint Venture's cash needs upon the Venture's request. The Company expects to commence funding the Venture during the next quarter. Funding requirements are established to initially be $5,000,000 over the next three months and depending upon the agreed timing and scope of the future research and development efforts may increase substantially thereafter. Pursuant to the Elan Joint Venture, the Company and Elan are sharing the financial benefits and expense obligations of the Venture on a 50/50 basis. The Company expects the research funding from Lilly to approximate the costs to be incurred by the company in connection with the development of the Lilly therapeutic proteins. Under present operating assumptions, the Company expects that cash, cash equivalents and marketable securities will be adequate to meet its liquidity and capital requirements through fiscal 2000. Thereafter, the Company would need to seek additional funds, primarily in the public and private equity markets and, to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms. If adequate funds were not available, the Company would be required to delay, scale back , or eliminate one or more of its research and development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish. The Company does not maintain any credit lines with financial institutions.

Impact of the Adoption of Recently Issued Accounting Standards:

 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in June 1997. Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS No. 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS No. 130 for the year ending July 31, 1998.

Also in June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customer. The Company is required to adopt this standard for the year ending July 31, 1998 and is currently evaluating the impact of the standard.

In February, 1998, the FASB issued Financial Accounting Standard No. 132, Employers' Disclosures abut Pensions and Other Postretirement Benefits. This statement modifies financial statement disclosures related to pension and other postretirement plans, and will not have an effect on the Company's financial position or results of operations, and is effective for periods beginning after December 15, 1997.

Part II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K.

     On May 1, 1998, the registrant filed a Current Report on Form 8-K which reported Item 5 Other Events and included no financial statements.



                                   SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Emisphere Technologies, Inc.


               Dated:  June 13, 1998    /S/Michael M. Goldberg, M.D.
                                        ----------------------------
                                        Michael M. Goldberg, M.D.
                                        Chairman, and Chief Executive Officer


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