Form 10-K
period 1998-07-31
EMISPHERE TECHNOLOGIES INC
filed 1998-10-29
CIK 805326

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ________________________

                                   FORM 10-K
(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended July 31, 1998

                              OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                        Commission file number 1-10615

                         EMISPHERE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                         13-3306985
        (State or jurisdiction of              (I.R.S. Employer
      incorporation or organization)        Identification Number)

       765 Old Saw Mill River Road
           Tarrytown, New York                       10591
     (Address of principal executive              (Zip Code)
                 offices)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes  X    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of October 21, 1998, the aggregate market value of registrant's common stock held by non-affiliates was approximately $81,000,000, based on a closing sale price of $7.50 per share, and 10,999740 shares of registrant's common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement to be filed  by the registrant on or before November
28, 1998...............................................................Part III

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


  Certain statements under the captions "Business" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: uncertainties related to future test results and viability of the Company's product candidates, which are in the early stages of development; the need to obtain regulatory approval for the Company's product candidates; the Company's dependence on partnerships with pharmaceutical companies to develop, manufacture and commercialize products using the Company's drug delivery technologies; the Company's dependence on the success of its joint venture with Elan Corporation plc ("Elan") for the development and commercialization of an oral heparin and low molecular weight heparin product, its strategic alliance with Eli Lilly and Company ("Lilly") for the development and commercialization of certain of Lilly's therapeutic proteins and its research collaboration with Novartis Pharma AG ("Novartis") to investigate the Company's technology for oral delivery of two selected Novartis compounds; the risk of technological obsolescence and risks associated with the Company's highly competitive industry; the Company's dependence on patents and proprietary rights; the Company's absence of profitable operations and need for additional capital; the Company's dependence on others to manufacture the Company's chemical compounds; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials; the Company's dependence on key personnel and the quality, judgment and strategic decisions of management and other personnel; uncertain availability of third-party reimbursement for commercial medical products; general business and economic conditions; and other factors referenced or incorporated by reference herein.


                                    PART I


ITEM 1. BUSINESS.

Overview

  Emisphere  Technologies,   Inc.  ("Emisphere"   or  the   "Company"  or   the
"registrant") is a drug delivery company focused on the discovery and application of proprietary synthetic chemical compounds ("carriers") that enable the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. To date, the biotechnology industry has developed therapeutic macromolecules, including proteins, that are administered by injection. It is expected that research efforts in the genomics field will accelerate the discovery of new therapeutic proteins. The Company's carriers enable the transport of therapeutic macromolecules and other compounds through biological membranes, including intestinal, nasal, buccal, sublingual, subcutaneous and intraocular membranes.

  Emisphere has designed and synthesized a library of potential carriers and evaluated them for their ability to enable the oral delivery of therapeutic compounds. The Company has used its carriers to deliver heparin, an antithrombotic/anticoagulant, orally in humans and to deliver a variety of compounds, including heparin, insulin, human growth hormone, calcitonin, human parathyroid hormone, cromolyn and deferoxamine, orally in animals. The Company believes that total worldwide sales of the injectable formulations of these compounds are over $5.0 billion and that the market for these compounds will expand if they are available in oral form.

  The Company's strategy is to facilitate the development of products utilizing its drug delivery technologies by entering into collaboration agreements with pharmaceutical companies. The Company's collaborations currently consist of a joint venture with Elan to develop oral formulations of heparin products, a strategic alliance with Lilly for the delivery of several proteins with a focus in the area of endocrinology and a research collaboration with Novartis to investigate the Company's technology for oral delivery of two selected Novartis compounds.

  Under the joint venture with Elan, the parties have formed Ebbisham Limited, an Irish corporation owned 50% by Elan and 50% by the Company ("Ebbisham"), for the purpose of exploiting Elan's drug delivery and formulation capabilities and the Company's carrier technologies in the research, development and marketing of oral formulations of heparin products. The Company has completed eight Phase I clinical trials on behalf of Ebbisham, which trials have indicated that an oral formulation of heparin was well tolerated with no unexpected adverse drug reactions. In May 1998 the Company announced that it had initiated a Phase II clinical study for the use of its oral heparin product for the prevention of deep vein thrombosis. In August 1998 Elan and the Company each contributed an additional $5 million to Ebbisham, resulting in total contributions of $9.5 million by Elan and $5 million by the Company. As of July 31, 1998, the Company's revenues from Elan or Ebbisham under the joint venture agreements totaled $14.1 million. In addition, in May 1998 an affiliate of Elan exercised warrants to purchase 250,000 shares of the Company's Common Stock at an exercise price of $16.25 per share.

  The strategic alliance with Lilly is intended to utilize the Company's technologies for the improved delivery of certain Lilly therapeutic proteins with a focus on oral delivery. The major therapeutic focus of the collaboration is in the area of endocrinology, including growth disorders. The agreement with Lilly grants Lilly options to license applicable carriers and market the products utilizing the combined technologies. In March 1998 Lilly exercised its options with respect to two of its therapeutic proteins, one in the field of osteoporosis and the other in the area of endocrinology including growth disorders. In September 1998 Lilly formally selected one of the Company's proprietary carriers for clinical testing of an oral formulation of Lilly's therapeutic protein for the treatment of osteoporosis. Upon completion of all required toxicology testing, an Investigative New Drug application is expected to be filed with the Food and Drug Administration.

  The Company and Novartis entered into their research collaboration in December 1997. It provides for an initial research collaboration period of at least 12 months and an option on the part of Novartis to acquire an exclusive license to use the Company's technologies for the development and commercialization of oral formulations of the Novartis compounds. Upon exercise of its option to acquire a technology license from the Company, Novartis has the obligation (which may be waived by the Company) to purchase in four tranches up to $16 million of the Company's Common Stock at prices based on market prices at the time of exercise (subject to certain price limitations with respect to the first tranch). Under the agreement, Novartis is to make quarterly payments to the Company for work performed by the Company in connection with the collaboration and is to make future payments in the event certain milestones are achieved.


Business Strategy

  The Company's objective is to become a leader in providing orally administered therapeutic compounds that are not currently deliverable by oral means. The Company's strategy to achieve its objective incorporates the following principal elements:

     - Identify appropriate therapeutic compounds that address large markets.

     - Discover and design carriers for the oral delivery of the therapeutic compounds identified.

     - Establish  collaborative   arrangements  with   leading   pharmaceutical
       companies.

     - Enhance and protect the Company's proprietary technology base.

     - Expand the Company's internal product development capabilities.


The Drug Delivery Industry

  Companies involved in drug delivery are seeking to enhance the use of therapeutic agents by expanding the available dosage forms. Traditional drug delivery companies develop technologies that control the release of drugs. Examples of products in this category include transdermal patches and tablets that can be once-a-day versus multiple daily dosing. Such tablets are for drugs that have already demonstrated oral absorption.

  There is an emerging group of drug delivery companies, including the Company, developing novel technologies that offer alternatives to the existing route for administration of that drug. These companies are seeking technologies to increase the potential for therapeutics that have not been commercially developed, used effectively or successfully marketed because of limited practical means of administration. For example, macromolecules such as proteins or other poorly absorbed therapeutics currently are administered predominantly by injection.


Oral Drug Delivery

  The Company believes that oral dosage forms of pharmaceuticals are the largest product segment of the pharmaceutical industry and that the potential market for many drugs could be significantly expanded if novel delivery systems are developed for therapeutics that are currently available only as injectable drugs. The Company believes that oral administration would represent the preferred modality of delivery for many pharmaceuticals, including a broad range of biotechnology derived therapeutics and drugs that require chronic dosing.

  The three main barriers to effective oral drug delivery for humans are:

     - Degradation of Drugs by Acid and Enzymes: The high acid content and the enzyme activity of the digestive tract can degrade some drugs well before they reach the site of absorption into the bloodstream. All natural and recombinant peptides, as well as certain compounds with carbohydrate and lipid components, are susceptible to this degradation, limiting the commercial potential for these compounds.

     - Poor Absorption of Drugs Through Epithelial Tissue: Many macromolecules and polar compounds cannot effectively traverse the cells of the epithelium in the small intestine to reach the bloodstream. Thus, some drugs with beneficial medicinal properties are often limited to injectable formulations, which may not be commercially viable for the treatment of chronic disease because of poor patient compliance. Development and commercialization of many macromolecules and other poorly absorbed compounds may become practical with an effective new delivery system.

     - Transition of Drugs to Insoluble Form at Acidic pH: Many drugs become insoluble at the low pH encountered in the digestive tract. Since only the soluble form of the drug can be absorbed into the bloodstream, the transition of the drug to the insoluble form can significantly reduce the amount absorbed.

Emisphere's Drug Delivery Technologies

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

  The Company has synthesized a library of well-defined, proprietary carrier compounds that are single molecular entities which can form supramolecular complexes with a diverse array of injectable therapeutics. These "carrier" molecules vary widely in their chemical structure, solubility, hydrophobicity, electrostatic and other physical/chemical properties. The Company believes that, in many cases, an individual therapeutic agent will require its own unique carrier for optimal oral delivery. Based upon an individual therapeutic's characteristics, the Company seeks to identify the optimal carrier by in vitro and in vivo screening of the Company's expanding library of carrier compounds. The Company believes that technologies are available that could allow high throughput synthesis and in vitro screening of carrier compounds, thereby reducing the time required for identifying the optimal carrier for a given injectable therapeutic.

  On the basis of the limited clinical and preclinical trials to date, the Company believes that its oral drug delivery technologies have the potential to achieve the key properties essential for effective and reproduceable oral drug delivery, including: (i) absorption of the drug in an appropriate manner, (ii) consistent release of the drug into the bloodstream, (iii) lack of toxicity and
(iv) maintenance of the biological effects of the drug.

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

 Key Characteristics of the Company's Technologies

  The Company believes that its oral delivery approach may have potential competitive advantages, including:

     - Broad applicability: The Company's carriers are applicable across a diverse group of molecules (proteins, carbohydrates, and peptides and other poorly absorbed compounds).

     - Stand-alone delivery approach: Oral drug delivery using the Company's carriers does not rely upon addition of other agents that can have adverse effects on the intestinal membranes or digestion process.

     - Versatility of formulation: The Company believes that various types of oral formulations, including suspensions, tablets and capsules, can be created.

     - Ease of manufacture: The technology and manufacturing equipment required to produce the Company's carrier material in commercial quantities are readily available.

Market Opportunity

  The table below lists a representative sample of product candidates for which the Company has demonstrated oral delivery in mammals using its carrier technologies.

                                                     PRIMARY
            PRODUCT CANDIDATE                      INDICATIONS
            -------------------------------------  ---------------
            Heparins                                Clotting
            Insulin                                 Diabetes
            Human Growth Hormone                    Growth
            Calcitonin                              Osteoporosis
            Human Parathyroid Hormone (analogues)   Osteoporosis
            Cromolyn                                Asthma/Allergy
            Deferoxamine                            Iron Overload
            Erythropoietin                          Anemia

  Because the collaboration agreements with Lilly and Novartis require the Company to keep confidential the identity of the compounds that are the subject of those agreements, the information below is provided without giving effect to those agreements. For a description of those agreements, see "Collaboration Agreements".

 Therapeutic Macromolecules

  Heparin. Heparin is a widely used anticoagulant/antithrombotic drug prescribed primarily for cardiovascular conditions, including acute myocardial infarction, coronary angioplasty, coronary artery bypass graft, pulmonary embolus, stroke, unstable angina and deep vein thrombosis ("DVT").

  The Company has completed eight Phase I clinical trials with a liquid oral heparin preparation, has initiated a Phase II clinical study for its oral heparin preparation for the prevention of DVT and intends to pursue additional clinical with initial on DVT in patients. The Company believes that its oral heparin product will ultimately be applicable for a wide range of anticoagulant/antithrombotic uses and that an oral alternative may significantly expand the overall heparin market, currently constrained by injectable-only administration.

  The Phase II clinical study, which was begun in May 1998, involves three arms of approximately 40 patients each. Each patient will have undergone surgery for hip replacement. Two different doses of the Company's oral heparin formulation are being compared to a dose of heparin administered subcutaneously. The study is being conducted in the United States. The objective of the study is to demonstrate that orally administered heparin utilizing the Company's proprietary technology is well-tolerated and is comparable to heparin administered subcutaneously in preventing deep vein thrombosis.

  In March 1996, the Company submitted an investigational new drug ("IND") application for an oral liquid formulation of heparin to the Food and Drug Administration (the "FDA"). In order to prepare the IND, the Company engaged in preclinical testing which included, among other things, (i) maximum tolerated dosing experiments, (ii) acute and subacute toxicity testing, (iii) a pharmacological screen, (iv) mutagenicity testing, (v) dosing preparation stability analysis, and (vi) absorption, distribution, metabolism, excretion
(ADME) studies. The results of these tests demonstrated, in part, that the carriers dosed at quantities substantially greater than the quantities that the Company proposed to administer to humans (i) caused no damage to intestinal tissue, (ii) produced no pharmacological activity on its own, (iii) was not sequestered in any body tissue, and (iv) caused no genetic alterations. The IND was prepared based on the compilation of these preclinical testing results.

  A summary of the study results from the first three Phase I results was presented at the American Heart Association meeting in November 1996 and a paper about these Phase I clinical trials is expected to appear in the journal Circulation in October 1998.

 Therapeutic Protein and Peptide Products

  Among the protein and peptide products to which the Company is seeking to apply its carriers are insulin, calcitonin, human growth hormone and parathyroid hormone analogues. All of these products, with the exception of the parathyroid hormone analogues (which is in clinical development), are currently being marketed as injectable products.

  Insulin. Studies performed by groups such as the Diabetes Control and Complications Trial Research Group (the DCCT Research Group) have shown that the risk of degenerative complications can be greatly reduced if people with Type I diabetes (insulin dependent diabetes) lower their average blood-glucose toward the concentrations typical for non-diabetic individuals. However, a patient needs to inject insulin several times per day in order properly to regulate his glucose. This level of compliance is difficult to achieve with an injectable formulation of insulin and the Company believes an oral formulation would increase compliance. Emisphere has demonstrated that its lead carrier for insulin is able to achieve therapeutic utility through oral delivery in a diabetic rat model comparable to that obtained following subcutaneous injection of the compound in the same model. However, there can be no assurance that the results achieved in rodents are predictive of future test results in humans. Substantial additional testing will be required.

  Human Growth Hormone. While a number of new indications are being explored, the majority of human growth hormone sold is used to treat children with growth deficiencies. The current preferred dosing regimen in children entails daily injections for up to 10 years or more.

  The Company's lead carriers for recombinant human growth hormone have been tested in rodents and non-human primates and the tests indicated oral delivery of therapeutic drug levels was achieved in these animals. In addition, growth studies conducted in animal models have demonstrated that the drug is active after delivery to the blood when the drug is dosed with the Company's carrier into the gastrointestinal tract when compared to subcutaneous delivery. There can be no assurance that test results achieved in rodents and non-human primates are predictive of future results in humans. Substantial additional testing will be required.

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

  Cromolyn. Cromolyn is a mast cell stabilizer used in the treatment of asthma and allergies. The Company has demonstrated oral delivery of cromolyn in rodents. There can be no assurance, however, that such results are predictive of results in humans. Substantial additional testing will be required.

  Deferoxamine. Deferoxamine (?DFO?) is the only approved iron chelator for use in treating iron overload resulting from frequent blood transfusions in the treatment of illnesses such as beta thalassemia and sickle cell anemia. Currently, dosing involves a 12-hour subcutaneous infusion 5 days per week. The Company has demonstrated oral delivery of therapeutic levels of DFO in non-human primates. There can be no assurance that test results achieved in non-human primates are predictive of future results in humans. Substantial additional testing will be required.

 Vaccines

  The Company is exploring the applicability of its carriers for humans and animals in the field of vaccines. The Company has conducted experiments with a number of antigens. The results of dosing rodents orally with antigens combined with the Company's carriers were an increased secretory Immunoglobulin A (sIgA) response, increased Immunoglobulin G (IgG) response and CD4 T-cell proliferation. These results indicate that oral vaccination may be possible using the Company's carriers. There can be no assurance that test results achieved in rodents are predictive of future results in humans. Substantial additional testing will be required.


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

  Ebbisham Limited. In September 1996, the Company and Elan formed Ebbisham Limited, an Irish corporation owned 50% by Elan and 50% by the Company ("Ebbisham"), for the purpose of utilizing Elan's drug delivery and formulation capabilities and the Company's carrier technologies in the research, development and marketing of oral formulations of heparin and heparinoids.

  The agreements with Elan and Ebbisham provide for: (i) the grant by the Company to Ebbisham of an exclusive, worldwide license of the Company's carrier technology for new dosage forms of heparin and heparinoids (the "Field"), (ii) the grant by Elan to Ebbisham of an exclusive, worldwide license of its formulation technology for the Field, (iii) the grant by the Company to Ebbisham of a right of first refusal to license the Company's carrier technology to commercialize additional anticoagulant compounds other than heparin and heparinoids, (iv) the grant by the Company and Elan to Ebbisham of exclusive royalty-free licenses to use their respective trademarks in connection with products in the Field, (v) the requirement for the Company and Elan to make contributions in equal portions to the extent needed to fund Ebbisham's financial requirements, (vi) the sharing by the Company and Elan of the financial benefits and expense obligations of Ebbisham on a 50/50 basis, although there are certain limited circumstances under which Elan has a $4.5 million limited preference over the Company in returns from Ebbisham, and (vii) equal representation by the Company and Elan on the Board of Directors of Ebbisham.

  Whenever commercially or technically feasible, Ebbisham will contract with the Company or Elan to perform research and development services on behalf of Ebbisham. The Company and Elan will be reimbursed by Ebbisham for all such research and development work at the conclusion of each stage of the research and development program. As of July 31, 1998, research and development services performed by the Company on behalf of Ebbisham had generated an aggregate of $14.1 million in revenues to the Company. On August 5, 1998, Elan and the Company each contributed an additional $5 million to Ebbisham.

  If Ebbisham elects to proceed with commercialization of any product candidate, the parties anticipate that the Company will enter into a supply agreement pursuant to which it will sell carriers to Ebbisham and that Elan or one of its affiliates will enter into a supply agreement with Ebbisham for the commercial production of the product candidate by Elan on behalf of Ebbisham. Such supply agreements would be on customary commercial terms and negotiated in good faith by the parties. The Company will also supply Ebbisham with such carriers as are required by Ebbisham for its research and development programs. Unless otherwise agreed by Elan and the Company, the supply of the carriers for the research and development programs will be at cost so long as the Company holds at least a 45% equity interest in Ebbisham.

  Upon the occurrence of an event of default under the joint venture agreement with Elan, the non-defaulting shareholder will be entitled to make an offer to purchase the defaulting shareholder's interest in Ebbisham. The defaulting shareholder will then be obliged to sell its interest to the non-defaulting shareholder at the offered price or to make a counteroffer to purchase the non-defaulting shareholder's interest at a price that is at least 10% higher than the previous offer. Each side may make one additional counteroffer provided its offer is at least 10% higher, as adjusted, than the previous offer. The Elan Joint Venture also provides Ebbisham with a right of first refusal with respect to the use of the Company's technologies for the delivery of anticoagulant compounds.

  Pursuant to an agreement between the Company and an affiliate of Elan, Elan and its affiliates have agreed, subject to certain exceptions, not to acquire additional shares of the Company's voting securities until September 26, 2001. During the term of such agreement, Elan and its affiliates have the opportunity, in the event the Company issues and sells voting securities, to purchase newly issued voting securities in an amount that would enable Elan and its affiliates to own the same percentage of the Company's voting securities as it owned before such issuance and sale. In the Company's public offering of 1,150,000 shares of the Common Stock in July 1997, an affiliate of Elan purchased 90,000 shares for $19.00 per share.

  Eli Lilly. In February 1997, the Company and Lilly entered into a Research Collaboration and Option Agreement (the "Lilly Agreement") to combine Lilly's therapeutic protein and formulation capabilities with the Company's carrier technologies.

  The Lilly Agreement provides for periodic payments to the Company to fund a research and development program to study the use of the Company's technologies to develop oral and non-oral formulations for delivering two of Lilly's therapeutic proteins (the "Subject Proteins") in the areas of osteoporosis and endocrinology including growth disorders. The initial term of the program was 18 months, which term was extended automatically for an additional six months. Any extensions beyond February 1999 must be approved by the Company and Lilly. Also, if Lilly decides to expand the scope of the program, the amount of the payments will be increased.

  Under the Lilly Agreement, the Company granted to Lilly a series of options, each to acquire an exclusive, worldwide license to use the Company's technologies in conjunction with oral and non-oral formulations of the Subject Proteins. In March 1998 Lilly exercised two of its options and entered into two license agreements granting Lilly the right to use the Company's technologies in connection with oral formulations of the Subject Proteins. The license agreements provide that Lilly is obligated to seek to market the oral formulations of the Subject Proteins and that the Company is obligated to provide a material portion of the supply of carrier necessary for the production of any such formulations. For so long as Lilly continues to develop oral formulations of the Subject Proteins, Lilly will continue to have options to acquire licenses to use the Company's technologies in conjunction with non-oral formulations of the Subject Proteins.

  In September 1998 Lilly formally selected one of the Company's proprietary carriers for clinical testing of an oral formulation of Lilly's therapeutic protein for the treatment of osteoporosis. Upon completion of all required toxicology testing, an IND application is expected to be filed with the FDA.

  The Lilly Agreement further provides Lilly with a right of first refusal to make an offer to enter into a license to use the Company's technologies for the delivery of a limited number of other therapeutic proteins and peptides. The right of first refusal allows Lilly to obtain the license if it exceeds a third party offer by a specified premium. The right of first refusal expires on August 26, 1999. The Lilly Agreement also contemplates the possibility of a continuing relationship for the development of delivery systems for other therapeutic proteins.

  Under the Lilly Agreement, the Company will own all patents, patent applications, and other proprietary expertise relating to its technologies that it develops as well as any material Lilly improvements or additions to the Company's technologies, and Lilly will own all patents, patent applications and other proprietary expertise relating to the therapeutic uses of its proteins (to the extent invented during the Program). If Lilly makes recommendations, suggestions or has discussions with the Company that result in a material addition to or improvement of the Company's technologies, then Lilly may, in certain circumstances, obtain limited preferences with respect to licenses for Emisphere technology covering Lilly proteins or products other than for the Subject Proteins.

  In addition, the Lilly Agreement includes a standstill provision pursuant to which Lilly has agreed, with certain exceptions and limitations, not to acquire shares of the Company's outstanding voting stock above a specified limit.

  Novartis Pharma AG. In December 1997, the Company and Novartis entered into a research collaboration to investigate the Company's technology for oral delivery of two selected Novartis compounds. The agreement with Novartis provides for an initial research collaboration period of at least 12 months and an option on the part of Novartis to acquire an exclusive license to use the Company's technologies for the development and commercialization of oral formulations of the Novartis compounds.

  Upon exercise of its option to acquire a technology license from the Company, Novartis has the obligation (which may be waived by the Company) to purchase in four tranches up to $16 million of the Company's Common Stock at prices based on market prices at the time of exercise (subject to certain price limitations with respect to the first tranch).

  Under the agreement, Novartis is to make quarterly payments to the Company for work performed by the Company in connection with the collaboration and is to make future payments in the event certain milestones are achieved.


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

  The Company has patents or pending patent applications for carriers currently used by the Company in conjunction with heparin, insulin, calcitonin, human parathyroid hormone, human growth hormone, alpha interferon, deferoxamine and cromolyn. The Company has been granted 23 patents on its drug delivery technologies in the United States which will expire beginning in 2007, and has certain patents issued or applications pending in various countries around the world. Eight U.S. original patents and one reissue patent were issued by the U.S. Patent and Trademark Office during the 1998 fiscal year. The Company has 48 patent applications relating to its drug delivery technologies pending in the United States. In addition, the Company has pending or expects to file patent applications corresponding to most of its U.S. patents and patent applications in various countries around the world.

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

  The Company also relies upon trade secrets, know-how and continuing technological advances to develop and maintain its competitive position. To maintain the confidentiality of trade secrets and proprietary information, the Company maintains a policy of requiring employees, scientific advisors, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements are designed both to enable the Company to protect its proprietary information by controlling the disclosure and use of technology to which it has rights and to provide for ownership in the Company of proprietary technology developed at the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.


Manufacturing

  An important step in taking a pharmaceutical product from preclinical research to the marketplace is scaling up the process required to produce commercial quantities. This process frequently entails custom design and engineering that can add significantly to the costs of goods.

  The primary raw materials used in making the carriers currently under consideration by the Company for its new formulations are non-alpha amino acids and other organic compounds. The Company currently produces these carriers in batch sizes of up to two hundred grams. The Company has no internal capability for the production of any of these carriers in larger batch sizes. A third-party manufacturer whose facility complies with the FDA's GMP regulations was recently successful in scaling up production of the Company's carrier for its heparin Phase I clinical trial.

  The Company is conducting feasibility studies for engineering and location of its own manufacturing facility. The Company believes that there are multiple sources for the raw materials used to synthesize its carriers. The Company has identified numerous commercial manufacturers meeting the FDA's GMP regulations that have the capability of producing the Company's carriers. The Company will continue to manufacture carriers on a small scale for research purposes and contract out with third-party producers for clinical testing. Once the engineering studies for the Company's production facility are completed, the Company would be in a position to decide whether to make or buy the carriers for future needs.


Competition

  Based on the preliminary results obtained with Emisphere's proprietary carriers in its oral heparin Phase I clinical trials, the Company believes that it has developed a strong competitive position with respect to the development of a new oral anticoagulant/antithrombotic. Drug delivery, biotechnology and pharmaceutical science are evolving fields in which developments are expected to continue at a rapid pace. The Company's success depends, in part, upon maintaining a competitive position in the development of products and technologies in its areas of focus. The Company is in competition with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs which may be orally active. The Company is aware that a number of companies are seeking to develop new products and alternatives to injectable drug delivery, including, but not limited to, intranasal delivery, pulmonary systems, transdermal systems and colonic absorption systems. The Company also is aware of other companies currently engaged in the development and commercialization of oral drug delivery technologies and enhanced injectable systems. Many of these companies and entities have substantially greater research and development capabilities, experience and marketing, financial and managerial resources, and represent significant competition for the Company. Acquisitions of or investments in competing biotechnology companies by large pharmaceutical companies could enhance competitors' financial, marketing and other resources. In addition, a number of these competing drug delivery and biotechnology companies have entered into collaboration or other agreements with large pharmaceutical companies which could similarly enhance these competitors' resources. Accordingly, the Company's competitors may succeed in developing competing technologies and obtaining governmental approval for products more rapidly than the Company. There can be no assurance that developments by others will not render the Company's product candidates or the therapeutic compounds used in combination with the Company's product candidates noncompetitive or obsolete.

Government Regulation

  The Company's operations and products under development are subject to extensive regulation by the FDA and other governmental authorities in the United States and other governmental authorities in other countries.

  The duration of the governmental approval process for marketing new pharmaceutical substances, from the commencement of preclinical testing to the receipt of a governmental final letter of approval for marketing a new substance, varies with the nature of the product and with the country in which such approval is sought. For entirely new drugs, the approval process could take eight to ten years or more; however, for reformulations of existing drugs, the process is typically shorter. In either case, the procedures required to obtain governmental approval to market new drug products is a costly and time-consuming process requiring rigorous testing of the new drug product. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company.

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

  Under the FDA's regulations, the clinical testing program required for marketing approval of a new drug typically involves three clinical phases. In Phase I, safety studies are generally conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. In Phase II, studies are conducted on small groups of patients afflicted with a specific disease to gain preliminary evidence of efficacy and to determine the common short-term side effects and risks associated with the substance being tested. Phase III involves large-scale studies conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for physician labeling. Frequent reports are required in each phase and, if unwarranted hazards to patients are found, the FDA may request modification or discontinuance of clinical testing until further studies have been conducted. Phase IV testing is conducted either to meet FDA requirements for additional information as a condition of approval or to expand market acceptance of the pharmaceutical product.

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


Employees

  As of July 31, 1998, the Company had 72 employees, 55 engaged in scientific research and technical functions and 17 performing administrative and clerical functions. Of the 72 employees, 21 hold Ph.D. or M.D. degrees. The Company believes that its relationship with its employees is good.


Directors and Officers

  Set forth below is certain information regarding the officers and directors of the Company:

 Name                            Age   Position with the Company
-----------------------------    ---   ----------------------------
 Michael M. Goldberg, M.D.        39   Chairman  of  the  Board  of
                                       Directors     and      Chief
                                       Executive Officer

 Sam J. Milstein, Ph.D.           49   Director,  President,  Chief
                                       Scientific    Officer    and
                                       Secretary

 Robert A. Baughman, Jr.,         49   Senior    Vice    President,
   Pharm.D., Ph.D.                     Development

 Lewis H. Bender, M.B.A.          39   Senior    Vice    President,
                                       Business Development

 Barry B. Kanarek, M.D., Ph.D     51   Senior    Vice    President,
                                       Clinical Affairs  and  Chief
                                       Medical Officer

 Joseph D. Poveromo, C.P.A.       34   Controller     and     Chief
                                       Accounting Officer

 John E. Smart, Ph.D.             55   Vice President,  Director of
                                       Basic Research

 Shepard M. Goldberg, M.B.A.      43   Vice President, Operations

 Jere E. Goyan, Ph.D.             68   Director

 Mark I. Greene, M.D., Ph.D.      50   Director   and    scientific
                                       advisor

 Peter Barton Hutt, Esq.          63   Director

 Howard M. Pack                   80   Director

 Joseph R. Robinson, Ph.D.        59   Director   and    scientific
                                       advisor

 Robert J. Levenson               57   Director

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

  Robert A. Baughman, Jr., Pharm.D., Ph.D. has been with the Company since September 1991, as Senior Vice President since September 1993, Director of Development since June 1994 and Vice President and Director, Research and Development of the Company prior thereto. Dr. Baughman received a B.S. degree from Loyola University in 1974, a Pharm.D. from the University of California, San Francisco in 1978 and a Ph.D. in pharmaceutical chemistry from the University of California, San Francisco in 1982.

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

  Barry B. Kanarek, M.D., Ph.D. joined the Company in May of 1998. He was previously Vice President, Medical Operations for the Americas at ClinTrials Research Inc. Prior thereto he was with Glaxo Wellcome, most recently as Vice President of Medical Affairs, where he also served as acting head of Medical Operations, sat on the U.S. site Operating Committee, co-chaired the Product Strategy committee and acted as Chief Medical Officer during the integration phase of Glaxo Wellcome. Dr. Kanarek received his M.D. and Ph.D. in 1977 from the University of Salamanca in Spain.

  Joseph D. Poveromo, C.P.A., the Company's Controller and Chief Accounting Officer since July of 1994, has been with the Company since 1993. Prior thereto he was Controller of a private pet food company and held senior accounting positions with the public accounting firms of Marshall Granger & Company and Rayfield & Licata. Mr. Poveromo received a B.B.A. degree in public accounting from Pace University in 1987 and was awarded his C.P.A. in February 1991.

  John E. Smart, Ph.D. joined the Company in 1996 as Vice President, Director of Research and has been Director of Basic Research since 1998. He received his Ph.D. in biochemistry and biophysics from the California Institute of Technology and has over 20 years experience in academia and the health care industry. He was previously the Vice President of Research at Creative Biomolecules, Inc. a biopharmaceutical company.

  Shepard M. Goldberg, M.B.A. has been with the Company since April of 1998. He was previously President and owner of two regional distribution businesses. He received a B.S. in electrical engineering from Polytechnique Institute of N.Y. and an M.B.A. from Adelphi University. Mr. Goldberg is a first cousin of Michael M. Goldberg, M.D., Chairman and Chief Executive Officer of the Company.

  Jere E. Goyan, Ph.D. is President, Chief Operating Officer, and a director of Alteon, Inc., a development stage pharmaceutical company, where he started as Senior Vice President Research and Development in January 1993. Prior thereto he was a Professor of Pharmacy and Pharmaceutical Chemistry and the Dean of the School of Pharmacy at the University of California, San Francisco, and has served in various other academic, administrative and advisory positions, including that of Commissioner of the FDA. He currently serves as a director of the biopharmaceutical companies Atrix Laboratories Inc., SciClone Pharmaceuticals and Boehringer Ingelheim.

  Mark I. Greene, M.D., Ph.D. has been John Eckman Professor of Medical Science, School of Medicine at the University of Pennsylvania for more than the past five years. He currently serves as a director of Ribi ImmunoChem Research, Inc., a biopharmaceutical company.

  Peter Barton Hutt, Esq. has for more than the past five years been a partner of the law firm of Covington & Burling in Washington, D.C., where he specializes in the practice of food and drug law. He currently serves as a director of the biopharmaceutical companies Interneuron Pharmaceuticals, Inc. and Sparta Pharmaceuticals, Inc.

  Howard M. Pack has served as a director of the Company since its inception in April 1985 and served as Executive Vice President of Finance from the Company's inception until October 1988.

  Joseph R. Robinson, Ph.D. has been Professor of Pharmacy and Ophthalmology at the University of Wisconsin for more than the past five years. He currently serves as a director of Cima Laboratories, Inc., a pharmaceutical company.

  Robert J. Levenson has been Executive Vice President of First Data Corporation for more than the past five years. He previously held positions as Senior Executive Vice President and Chief Operating officer of Medco Containment Services, Inc. and as Group President of Automatic Data Processing, Inc. He currently serves as a director of First Data Corporation, Superior Telecom Inc. and Vestcom International, Inc.


Scientific Advisors

  The Company's scientific advisors consult with the Company on developments relating to current and future forms of drug delivery technology, chemistry, gastro-intestinal physiology and protein structure. As a group, the scientific advisors possess substantial experience in biomaterials, controlled release and polymeric delivery systems, proteins, pharmaceutics, analytical techniques and immunology. The scientific advisors also consult with the Company on aspects of drug delivery product planning and feasibility studies and assist Company scientists in establishing research priorities, provide guidance for the Company's clinical evaluation programs, advise Company scientists of new developments and alert the Company to potential collaborators. In addition, the Company has funded various research projects and collaborations with a number of its scientific advisors and it intends to continue to expand its scientific collaborations with current and future scientific advisors. None of the scientific advisors are employees of the Company. Scientific advisors devote only a small portion of their time to the affairs of the Company and have other commitments to, or consulting or advisory contracts with, other institutions which may compete with their obligations to the Company. The Company requires each of its scientific advisors to execute a confidentiality agreement upon the commencement of his or her relationship with the Company. The agreements generally provide that all confidential information made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specified circumstances. Scientific advisors receive annual compensation, are reimbursed for their expenses for each meeting attended and are granted stock options on a case-by-case basis. Drs. Greene and Robinson also serve as directors of the Company.

  Set forth below are the names, positions and areas of expertise of the Company's scientific advisors.

 Name and Position                     Area of Expertise
 -----------------------------------   -----------------------------
 Mark I. Greene, M.D., Ph.D.           Immunology, computer modeling
  Professor of Medicine,
  Department of Pathology,
  School of Medicine
  University of Pennsylvania

 Joseph R. Robinson, Ph.D.             Mucoadhesives, pharmaceutics
  Professor, School of Pharmacy        and gastrointestinal
  University of Wisconsin              physiology

 Ernesto Freire, Ph.D.                 Protein chemistry, analytical
  Professor                            techniques and calorimetry,
  Johns Hopkins University             computer modeling

 Garret FitzGerald, M.D.               Anticoagulants and
  Robinette Professor of               antithrombotics and clinical
  Cardiovascular Medicine, Director,   research
  Center for Experimental
  Therapeutics
  Director, Clinical Research Center
  University of Pennsylvania

 Scott Berkowitz, M.D                  Disorders of hemostasis and
  Associate Clinical Professor of      thrombosis; clinical trial
  Medicine                             design
  Duke University

 Elazer Edelman, M.D. Ph.D             Indicators for
  Director                             anticoagulant/antithrombotic
  Harvard-MIT Biomedical Engineering   therapy
  Center

 Robert Linhardt, Ph.D.                Structure, activity, analysis
  Professor                            and synthesis of complex
  College of Pharmacy                  carbohydrates
  University of Iowa

 Sam Money, M.D.                       Indicators for nonclinical
  Head of Vascular Surgery             antithrombotic modeling
  Ochsner Clinic


ITEM 2. PROPERTIES

  The registrant currently leases 66,600 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, New York for use as executive offices and laboratories. No difficulty is anticipated in negotiating renewals as the current leases expire or in finding satisfactory space at a reasonable cost if the existing space becomes unavailable or additional space is needed to meet expansion requirements.


ITEM 3. LEGAL PROCEEDINGS

  The Company is not party to any litigation that is expected to have a material effect on the operations or business of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market system under the symbol EMIS.

  The following sets forth the range of high and low sale prices for the Common Stock for the periods indicated, as reported by Nasdaq.

     Fiscal Year Ended July 31,     High      Low
     ---------------------------   -------   ------

     1997
      First quarter.............   17 7/8     7 3/8
      Second quarter............   25 1/2    12 3/4
      Third quarter.............   27 1/2    13 1/8
      Fourth quarter............   24 1/2    14 1/2

     1998
      First quarter.............   24        15 3/8
      Second quarter............   22 5/16   14 3/4
      Third quarter.............   21        15 1/2
      Fourth quarter............   17 5/8    10

  As of October 21, 1998 there were 294 stockholders of record and 10,999,740 shares of Common Stock outstanding. The closing price for the Company's Common Stock on October 21, 1998 was $7.50.

  The Company has never paid cash dividends and does not intend to pay cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of its business.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data for the five years ended July 31, 1998 have been derived from the financial statements of the Company and notes thereto, which have been audited by independent accountants. There were no dividends declared or paid by the Company during the five years ended July 31, 1998.

                                               Fiscal Year Ended July 31,
                                   -------------------------------------------------
                                      1994      1995      1996      1997      1998
                                   ---------  --------  --------  --------  --------
                                       (in thousands, except per share amounts)
 Statement of Operations Data:

 Contract research revenue         $     85   $    33   $ 3,131   $ 5,401   $15,868
                                   ---------  --------  --------  --------  --------
 Costs and expenses:
   Research and development           5,855     5,802     6,605     7,724    15,190
   Loss in Ebbisham Ltd.                -           -       -       2,550     4,044
   General and administrative         2,619     2,404     3,337     3,416     5,344
                                   ---------  --------  --------  --------  --------
     Total costs and expenses         8,474     8,206     9,942    13,690    24,578
                                   ---------  --------  --------  --------  --------
       Operating loss                (8,389)   (8,173)   (6,811)   (8,289)   (8,710)

 Other income and expense               698       389       703       968     1,644
                                   ---------  --------  --------  --------  --------
       Net loss                     $(7,691)  $(7,784)  $(6,108)  $(7,321)  $(7,066)
                                   =========  ========  ========  ========  ========
 Net loss per share-Basic
   and diluted                       $(1.01)   $(1.03)   $(0.72)   $(0.77)   $(0.66)
                                     =======   =======   =======   =======   =======


                                                    As of  July 31,
                                   -------------------------------------------------
                                      1994      1995     1996       1997      1998
                                   ---------  --------  --------  --------  --------
 Balance Sheet Data:                                (in thousands)

 Cash, cash equivalents and
   marketable securities           $ 12,694  $  5,620  $ 18,237  $ 33,690  $ 34,828
 Working capital                     12,597     5,173    17,799    31,323    31,457
 Total assets                        15,210     7,549    20,039    36,897    53,690
 Long-term liabilities                   87        55        45        35    10,598
 Accumulated deficit                (28,844)  (36,628)  (42,736)  (50,057)  (57,123)
 Stockholders' equity                14,674     6,899    19,267    33,398    31,281

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Emisphere is a drug delivery company focused on the discovery and application of proprietary synthetic chemical compounds that enable the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. The Company has no product sales to date. The major sources of the Company's working capital has been proceeds from its initial public offering in 1989, a second public offering in 1993, a third public offering in 1997, private equity financing, issuance to an affiliate of Elan Corporation plc of stock and warrants in 1995 and subsequent exercise of the warrants in April 1998, reimbursement of expenses and other payments from corporate partners, the registered sale of one million shares of common stock to two institutional investors in 1996, the issuance on May 1, 1998 of three year, $13,500,000 aggregate principal, 5% senior convertible notes, and income earned on the investment of available funds. The Company's operations are not significantly affected by inflation or seasonality.

     In December 1997, the Company and Novartis Pharma AG ("Novartis") entered into a research collaboration to investigate the Company's technology for oral delivery of two selected Novartis compounds. The agreement with Novartis provides for an initial research collaboration period of at least 12 months and the option on the part of Novartis to acquire an exclusive license to use the Company's technologies for the development and commercialization of an oral formulation of the Novartis compounds.

     In March 1998, Eli Lilly & Co. ("Lilly") and Emisphere executed two license agreements granting Lilly the right to use Emisphere's technologies in connection with the oral formulation of two of Lilly's therapeutic proteins ( the "subject proteins") in the areas of osteoporosis and endocrinology including growth disorders. As a result, Lilly made two milestone payments to Emisphere. The license agreements provide that Lilly is obligated to seek to market the oral formulations of the subject proteins and that Emisphere is obligated to provide a material portion of the supply of carrier necessary for the production of any such formulation.

     In May 1998, Emisphere initiated on behalf of Ebbisham Limited ("Ebbisham"), a joint venture between Emisphere and Elan Corporation plc, a Phase II clinical trial for Ebbisham's oral heparin product. Prior to initiating the Phase II trial, Emisphere had completed six single dosings and two multiple dosing Phase I trials. The Phase I trials demonstrated that the oral heparin was well-tolerated and retained the properties observed in the pre clinical models. The Phase II trial was designed with three arms of approximately forty patients each who have undergone surgery for hip replacement. Two different doses of the oral heparin formulation will be compared to subcutaneously administered heparin. The objective of the study is to demonstrate that orally administered heparin utilizing Emisphere's proprietary technology is well-tolerated and comparable to subcutaneous heparin in preventing deep venous thrombosis. The results of the Phase II trial are expected sometime before January 31, 1999.

Results of Operations

     The Company has since its inception generated significant losses from operations. The Company does not expect to achieve profitability in the foreseeable future. Profitability will ultimately depend on the Company's ability to develop its lead products in conjunction with Ebbisham, Lilly, and Novartis, or to develop other products in conjunction with other partners. There can be no assurance that the development will be completed or if completed, any regulatory agency will approve the final product. Even if final products are developed and approved, there is no assurance that sales will be sufficient to achieve profitability. If development of such products is not achieved or approval not granted, the Company's prospects will be materially affected.

     The ability of the Company to reduce its operating losses in the near term will be dependent upon, among other things, its ability to attract new pharmaceutical and other companies who are willing to provide funding to the Company for a portion of the Company's research and development with respect to specific projects. While the Company is constantly engaged in discussions with pharmaceutical and other companies, there can be no assurance that the Company will enter into any additional agreements or that the agreements will provided research and development revenues to the Company.

Fiscal 1998 Compared to Fiscal 1997

     The Company's contract research revenues increased to $15.9 million in fiscal 1998 from $5.4 million in fiscal 1997. Such increase was the result of the Company performing additional services on behalf of its collaborators. Revenues in fiscal 1998 consisted of recognition of $7,061,000 from Ebbisham, $6,560,000 from Lilly and $2,250,000 from Novartis.

     Total operating expenses for the fiscal year ended July 31, 1998 increased by $10,888,000, or 80%, as compared to fiscal 1997. The details of the increase are as follows:

     Research and development costs increased by approximately $7,466,000, or 97%, in fiscal 1998 as compared to fiscal 1997. This increase is mainly attributable to increased personnel and laboratory supply costs in connection with the collaborations with Lilly, Novartis and the ongoing clinical work for heparin. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts, perform services related to the manufacturing of the Company's carriers, and consult on the Company's ongoing clinical studies with heparin. The Company also experienced an increase in rent expense in connection with payments for a new lease for laboratory space. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

     The loss in Ebbisham, increased by approximately $1,494,000, or 59%, in fiscal 1998 as compared to fiscal 1997. This increase is attributable to increased costs associated with ongoing clinical development of heparin. The costs associated with Ebbisham may increase substantially depending upon the agreed timing and scope of future research and development efforts.

     General and administrative expenses increased by approximately $1,929,000, or 56 %, in fiscal 1998 as compared to fiscal 1997. This increase is primarily the result of outside consulting costs associated with an ongoing information technology project the Company has undertaken. The Company also experienced an increase in rent expense in connection with payments for a new lease for administrative office space and an increase in personnel and related expenses associated with an increase in administrative staff positions. This was partially offset by a decrease in legal and professional fees paid in connection with the finalization of the Ebbisham joint venture and the agreement with Lilly during fiscal 1997. In connection with the relocation of its operations, the Company incurred a charge of approximately $300,000 which represented the write-down of leasehold improvements on its old facility. The Company recorded expenses of approximately $295,000 in connection with the granting of options as compensation to business consultants in the fiscal year 1998 compared to $250,000 in fiscal 1997.

     As a result of these factors, the Company's operating loss increased by $421,000, or 5%, from fiscal 1997 to fiscal 1998. The Company does not expect to generate an operating profit, and may possibly generate larger losses, in the foreseeable future.

     The Company's other income and expense for the fiscal year 1998 increased by approximately $676,000, or 70%, from fiscal 1997. This was primarily the result of increased returns on the Company's larger investment portfolio. This increase was partially offset by interest expense which the Company accrued on the $13,500,000, 5% senior convertible notes due May 1, 2001.

     Based on the above factors, the Company sustained a net loss for fiscal 1998 of $7,066,000, a 3% decrease over the fiscal 1997 loss of $7,321,000.

Fiscal 1997 Compared to Fiscal 1996

     Revenues increased by approximately $2,270,000. The majority of the 1997 increase in contract research revenues was attributable to increased revenues from Ebbisham of $4.0 million as the Company provided additional services to the joint venture. The Company also recognized contract revenues from Lilly, and from two pharmaceutical companies for which the Company performed feasibility studies.

     Total operating expenses for the fiscal year ended July 31, 1997 increased by $3,748,000, or 38%, as compared to fiscal 1996. The details of the increase are as follows:

     Research and development costs increased by approximately $1,119,000, or 17%, in fiscal 1997 as compared to fiscal 1996. This increase is mainly attributable to increased personnel and related expenses associated with the Company's development of an oral heparin formulation and work performed in connection with Lilly. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts.

     The increase of $2,550,000 in the loss in Ebbisham represents the Company's pro-rata portion of Ebbisham's loss for the period. No loss was experienced in the comparable period as the venture did not commence operations until September 1996.

     General and administrative expenses increased by approximately $79,000, or 2%, in fiscal 1997 as compared to fiscal 1996. This increase is primarily attributable to an increase in legal and professional fees incurred in connection with the finalization of the Ebbisham joint venture and the agreement with Lilly. The Company also experienced an increase in personnel and related expenses. The increase was partially offset by a decrease in expenses relating to services provided by outside consultants. The Company recorded expenses of approximately $250,000 in connection with the granting of options as compensation to business consultants in the fiscal year 1997 compared to $730,000 in fiscal 1996.

     As a result of these factors, the Company's operating loss increased by 1,478,000 or 22%, from fiscal 1996 to fiscal 1997.

     The Company's investment income for fiscal 1997 increased by approximately
$264,000, or  38%, from  fiscal 1996.   This  was primarily  due  to  a  larger
investment portfolio.

     Based on the above factors, the Company sustained a net loss for fiscal 1997 of $7,321,000, a 20% increase over fiscal 1996 loss of $6,108,000.

Liquidity and Capital Resources

     As of July 31, 1998 the Company had working capital of approximately $31,457,000. Total cash, cash equivalents and marketable securities were approximately $34,828,000, an increase of $1,138,000 compared to the Company's position at July 31, 1997. The increase in the Company's cash, cash equivalents and marketable securities was primarily due to receipt of $13,500,000 in proceeds from senior convertible notes and $4,673,000 from the exercise of warrants and options partially offset by cash used to fund capital expenditures of $8.6 million and fiscal 1998 operations of $8.4 million.

     The Company expects to continue to incur substantial research and development expenses associated with the development of the Company's oral drug delivery system. As a result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase. The Company expects to need substantial resources to continue its research and development efforts. In addition, the Company is obligated to fund one-half of Ebbisham's future cash needs upon the venture's request. The Company anticipates funding requirements to initially be $5,000,000 and, depending upon the agreed timing and scope of the future research and development efforts, may be an additional $8,000,000 over the next twelve months. In August 1998, the Company loaned Ebbisham Ltd. $ 5,000,000 to cover past costs incurred by Ebbisham Ltd. The Company expects the research funding received from Lilly and Novartis to approximate the costs to be incurred by the Company in connection with the development of each of the Company's projects. (See "Collaboration Agreements") Under present operating assumptions, the Company expects that cash, cash equivalents and marketable securities will be adequate to meet its liquidity and capital requirements through fiscal 2000. Thereafter, the
Company would need to seek additional funds, primarily in the public and private equity markets and, to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms. If adequate funds were not available, the Company would be required to delay, scale back , or eliminate one or more of its research and development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish. The Company does not maintain any credit lines with financial institutions.


Year 2000 Compliance

     The "Year 2000" problem relates to many currently installed computers, software, and other equipment that relies on embedded technology (collectively, "Business systems"). These Business systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, Business systems used by many companies, in a very wide variety of applications, will experience operating difficulties unless they are modified, upgraded, or replaced to adequately process information involving, related to or dependent upon the century change. If a Business system used by the Company or a third party dealing with the Company fails because of the inability of the Business system to properly read a 21st century date, the results could have a material adverse effect on the Company.

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 Business systems failures and has established a team to address Year 2000 risk. The team is reviewing the Company' internal infrastructure and believes that it has identified substantially all of the major Business systems used in connection with its internal operations. The Company has commenced the process of identifying and correcting the major Business systems that may need to be modified, upgraded, or replaced, and expects to complete this process, along with remedial actions before the end of fiscal 1999. Costs incurred to date to correct Year 2000 problems have been immaterial. The Company estimates the total cost to complete any required modifications, upgrades, or replacements of affected Business systems will not have a material impact on the Company's business or results of operations.
This estimate is being monitored and will be revised, if necessary, as additional information becomes available.

     The Company also recognizes the risk that suppliers of products, services, and collaborators with whom the Company transacts business on a worldwide basis may not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers and collaborators to determine the extent to which the Company is vulnerable if these third parties fail to remediate their own Year 2000 issues. The review is ongoing and the Company is unable to determine, at this time, the probability that any material supplier or collaborator will not be able to correct any Year 2000 problem in a timely manner. In the event any such third parties cannot provide the Company with products, services, or continue the collaborations with the Company, the Company's results of operations could be materially adversely affected.

     Based on the above, the Company has yet to develop a comprehensive contingency plan with respect to the Year 2000 problem. The Company will continue to monitor its own Business systems and, to the extent possible, evaluate the Business systems of its third party suppliers and collaborators to ensure progress on this critical matter. However, if the Company identifies significant risk related to the Year 2000 compliance or progress deviates from anticipated timelines, the Company will develop contingency plans as deemed necessary at that time.

     THE DISCUSSION OF THE COMPANY'S EFFORTS, ESTIMATES, AND CONCLUSIONS HEREIN CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENTS BEST ESTIMATES OF FUTURE EVENTS. THE COMPANY'S ABILITY TO ACHIEVE YEAR 2000 COMPLIANCE AND THE LEVEL OF INCREMENTAL COSTS ASSOCIATED THEREWITH, COULD BE ADVERSELY IMPACTED BY, AMONG OTHER THINGS, THE AVAILABILITY AND COST OF MODIFICATIONS, OUR ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 PROBLEM, AND UNANTICIPATED PROBLEMS IDENTIFIED IN THE ONGOING COMPLIANCE REVIEW.

Impact of the Future Adoption of Recently Issued Accounting Standards

  The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in June of 1997. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of "SFAS 130" will have a material effect on the Company's financial position or results of operations. The Company will adopt "SFAS No. 130" for the year ending July 31, 1999.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that a business enterprise report certain information about operation segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. Management does not believe that the future adoption of SFAS No. 131 will have a material effect on the Company's financial statements. The Company is required to adopt this standard for the year ending July 31, 1999.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement modifies financial statement disclosures related to pension and other postretirement plans, and therefore will not have an effect on the Company's financial position or results of operations, and is effective for periods beginning after December 15, 1997.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes a comprehensive standard on accounting for derivatives and hedging activities, and is effective for periods beginning after June 15, 1999. Management does not believe that the future adoption of SFAS No. 133 will have a material effect on the Company's financial position or results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At July 31, 1998, the Company did not hold any market risk sensitive instruments.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are set forth starting on page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 1, 1998 Emisphere Technologies, Inc. (the "Company") engaged PricewaterhouseCoopers LLP as the independent accountants to audit the financial statements of Ebbisham Limited ("Ebbisham"), the joint venture company owned equally by the Company and Elan Corporation plc. PricewaterhouseCoopers LLP has served as the Company's auditors since November of 1991.

     KPMG, Ebbisham's independent chartered accountants upon whose opinion PricewaterhouseCoopers LLP relied for the period from the commencement of its operations on September 26, 1996 to July 31, 1997, will continue as Ebbisham's independent chartered accountants but has been dismissed by the Company with respect to an opinion upon which PricewaterhouseCoopers LLP will rely for the fiscal year ended July 31, 1998.

     Neither PricewaterhouseCoopers LLP's report on the Company's financial statements for the 1996 and 1997 fiscal years nor KPMG's report on Ebbisham for the period from the commencement of its operations to July 31, 1997 contained an adverse opinion or disclaimer of opinion and neither report was qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's 1996 and 1997 fiscal years and the subsequent period preceding the dismissal of KPMG, there were neither (i) disagreements with KPMG on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter thereof in connection with its report nor (ii) any of the reportable events listed in paragraphs (a)(1)(v)(A) through (D) of Item 304 of
Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

     Prior to the engagement of PricewaterhouseCoopers LLP as the independent accountant to audit Ebbisham's financial statements, neither the Company nor Ebbisham consulted with PricewaterhouseCoopers LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements. The Company's decision to change accountants with respect to the audit of Ebbisham's financial statements was not recommended or approved by the audit committee of the Company's Board of Directors.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the Company's executive officers is contained in Part I hereof. All other information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed no later than November 28, 1998 (the "1998 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the 1998 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the 1998 Proxy Statement.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) A list of the financial statements and financial statement schedules filed as a part of this report is set forth on page F-1 hereof. A list of the exhibits filed as a part of this report is set forth in the Exhibit Index starting on page 26 hereof.

     (b)  Reports on Form 8-K

     During the last quarter of the period covered by this report, the registrant filed a Current Report on Form 8-K dated May 1, 1998 reporting Item 5 Other Events and including no financial statements.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EMISPHERE TECHNOLOGIES, INC.

Date: October 28, 1998               by: /s/ Michael M. Goldberg
                                     ----------------------------
                                       Michael M. Goldberg, M.D.
                                       Chairman of the Board and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael M. Goldberg     Director, Chairman of the Board,   October 28, 1998
-------------------------   President and Chief Executive
Michael M. Goldberg, M.D.   Officer


                            Director                           October 28, 1998
-------------------------
Jere E. Goyan, Ph.D.


/s/ Peter Barton Hutt       Director                           October 28, 1998
-------------------------
Peter Barton Hutt


/s/ Sam J. Milstein         Director, Executive Vice           October 28, 1998
-------------------------   President, Chief Scientific
Sam J. Milstein, Ph.D.      Officer and Secretary



/s/ Howard M. Pack          Director                           October 28, 1998
-------------------------
Howard M. Pack


/s/ Mark I. Greene          Director                           October 28, 1998
-------------------------
Mark I. Greene, M.D., Ph.D.


/s/ Joseph R. Robinson      Director                           October 28, 1998
-------------------------
Joseph R. Robinson, Ph.D.


/s/ Robert J. Levenson      Director                           October 28, 1998
-------------------------
Robert J. Levenson


/s/ Joseph D. Poveromo      Controller and Chief Accounting    October 28, 1998
-------------------------   Officer (Principal Financial and
Joseph D. Poveromo          Accounting Officer)

                   EMISPHERE TECHNOLOGIES, INC.

                       FINANCIAL STATEMENTS

                               Index

                                                                Page(s)
                                                                -------
Emisphere Technologies, Inc.
----------------------------

 Report of Independent Accountants                                F-2

 Financial Statements:
  Balance Sheets as of July 31, 1997 and 1998                     F-3
  Statements of Operations for the years ended July 31,
    1996, 1997 and 1998                                           F-4
  Statements of Stockholders' Equity for the year ended
    July 31, 1996, 1997 and 1998                                  F-5
  Statements of Cash Flows for the years ended July 31,
    1996, 1997 and 1998                                           F-6
  Notes to Financial Statements                               F-7 - F-24

Ebbisham Limited
----------------

 Report of Independent Accountants                               F-25

 Financial Statements:
  Balance Sheets as of July 31, 1997 and 1998                    F-26
  Statements of Operations for the period from September
    26, 1996 (inception) to July 31, 1997, the year
    ended July 31, 1998 and the cumulative period from
    September 26, 1996 (inception) to July 31, 1998              F-27
  Statements of Stockholders' Deficit for the cumulative
    period from September 26, 1996 (inception) to July
    31, 1998 including the period from September 26,
    1996 (inception) to July 31, 1997 and the year ended
    July 31, 1998                                                F-28
  Statements of Cash Flows for the period from September
    26, 1996 (inception) to July 31, 1997, the year
    ended July 31, 1998 and the cumulative period from
    September 26, 1996 (inception) to July 31, 1998              F-29
  Notes to Financial Statements                               F-30 - F-32

Report of Independent Accountants


New York, New York
October 12 , 1998


To the Board of Directors and Stockholders of Emisphere Technologies, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of EMISPHERE TECHNOLOGIES, INC. (the "Company") at July 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                   PricewaterhouseCoopers LLP

EMISPHERE TECHNOLOGIES, INC.

Balance Sheets

July 31, 1997 and 1998

                                                     1997              1998
                                                -------------     -------------
                   ASSETS:
Current assets:
 Cash and cash equivalents                      $ 22,398,967      $ 21,358,308
 Marketable securities                            11,291,255        13,469,733
 Receivable due from Ebbisham Ltd.                   648,786         7,710,056
 Prepaid expenses and other current assets           448,114           729,587
                                                -------------     -------------
       Total current assets                       34,787,122        43,267,684

Equipment and leasehold improvements, at
 cost, net of accumulated depreciation
 and amortization                                  2,046,087         9,619,856
Deferred finance costs, net of accumulated
 amortization of $67,500                                               742,500
Other assets                                          64,243            59,970
                                                -------------     -------------
       Total assets                             $ 36,897,452      $ 53,690,010
                                                =============     =============
     LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable                               $    254,715      $    724,848
 Accrued compensation                                215,000           266,000
 Accrued professional fees                           288,000           203,000
 Accrued interest                                                      168,750
 Accrued expenses                                    166,858           364,483
 Senior convertible notes, current portion                           3,500,000
 Investment deficiency in Ebbisham Ltd.            2,539,958         6,583,670
                                                -------------     -------------
       Total current liabilities                   3,464,531        11,810,751

Senior convertible notes                                            10,000,000
Deferred lease liability                              34,542           598,111
                                                -------------     -------------
       Total liabilities                           3,499,073        22,408,862
                                                -------------     -------------
Commitments and contingencies (Note 5)

Stockholders' equity:
 Preferred stock, $.01 par value;
  1,000,000 shares authorized,
  none issued and outstanding
 Common stock, $.01 par value; 20,000,000
  shares authorized; 10,733,877 shares
  issued (10,690,377 outstanding) in 1997;
  11,037,238 shares issued (10,993,738
  outstanding) in 1998                               107,339           110,372
 Additional paid-in capital                       83,516,461        88,481,742
 Accumulated deficit                             (50,057,115)      (57,123,403)
 Net unrealized gain on marketable
  securities                                          24,507             5,250
                                                -------------     -------------
                                                  33,591,192        31,473,961
 Less, common stock held in treasury, at
  cost; 43,500 shares in 1997 and 1998              (192,813)         (192,813)
                                                -------------     -------------
       Total stockholders' equity                 33,398,379        31,281,148
                                                -------------     -------------
       Total liabilities and
        stockholders' equity                    $ 36,897,452      $ 53,690,010
                                                =============     =============


The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

Statements of Operations

For the years ended July 31, 1996, 1997 and 1998




                                         1996           1997           1998
                                    -------------  -------------  -------------

Contract research revenues          $  3,130,893   $  5,400,880   $ 15,868,310
                                    -------------  -------------  -------------
Costs and expenses:
 Research and development              6,605,031      7,723,995     15,189,811
 Loss in Ebbisham Ltd.                                2,549,956      4,043,712
 General and administrative expenses   3,336,910      3,416,061      5,344,665
                                    -------------  -------------  -------------

                                       9,941,941     13,690,012     24,578,188
                                    -------------  -------------  -------------

       Operating loss                 (6,811,048)    (8,289,132)    (8,709,878)
                                    -------------  -------------  -------------
Other income and expense:
 Investment income                       703,447        967,827      1,879,840
 Interest expense                                                     (236,250)
                                    -------------  -------------  -------------
                                         703,447        967,827      1,643,590
                                    -------------  -------------  -------------

       Net loss                     $ (6,107,601)  $ (7,321,305)  $ (7,066,288)
                                    =============  =============  =============

Net loss per share, basic and diluted   $ (0.72)       $ (0.77)       $ (0.66)
                                        ========       ========       ========






The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

Statements of Stockholders' Equity

For the years ended July 31, 1996, 1997 and 1998

                                                                                         Net
                                                                                      Unrealized
                                                                                         Gain        Common Stock
                                      Common Stock       Additional                   (Loss) on    Held in Treasury
                                  --------------------     Paid-in      Accumulated   Marketable  ------------------
                                    Shares     Amount      Capital        Deficit     Securities  Shares    Amount       Total
                                  ----------  --------   -----------   -------------  ----------  ------  ----------  ------------
Balance, July 31, 1995             7,687,304  $ 76,873   $43,626,657   $(36,628,209)   $ 16,191   43,500  $(192,813)  $ 6,898,699

Sale of common stock under
 employee stock purchase plans
 and exercise of options             125,956     1,260       427,735                                                      428,995
Issuance of common stock and
 warrants to Elan International
 Services Ltd., net of expenses      600,000     6,000     7,457,000                                                    7,463,000
Issuance of common stock in
 connection with a public
 offering, net of expenses         1,000,000    10,000     9,888,456                                                    9,898,456
Issuance of common stock and
 stock options in exchange for
 services rendered                    37,500       375       729,313                                                      729,688
Change in net unrealized gain
 (loss) on marketable securities                                                        (44,482)                          (44,482)
Net loss                                                                 (6,107,601)                                   (6,107,601)
                                  ----------  --------   -----------   -------------  ----------  ------  ----------  ------------
Balance, July 31, 1996             9,450,760    94,508    62,129,161    (42,735,810)    (28,291)  43,500   (192,813)   19,266,755

Sale of common stock under
 employee stock purchase plans
 and exercise of options             133,117     1,331     1,178,278                                                    1,179,609
Issuance of common stock in
 connection with a public
 offering, net of expenses         1,150,000    11,500    19,959,022                                                   19,970,522
Issuance of stock options in
 exchange for services rendered                              250,000                                                      250,000
Change in net unrealized gain
 (loss) on marketable securities                                                         52,798                            52,798
Net loss                                                                 (7,321,305)                                   (7,321,305)
                                  ----------  --------   -----------   -------------  ----------  ------  ----------  ------------
       Balance, July 31, 1997     10,733,877   107,339    83,516,461    (50,057,115)     24,507   43,500   (192,813)   33,398,379

Sale of common stock under
 employee stock purchase plans
 and exercise of options              53,361       533       610,281                                                      610,814
Exercise of warrants by Elan
 International Services Ltd.         250,000     2,500     4,060,000                                                    4,062,500
Issuance of stock options in
 exchange for services rendered                              295,000                                                      295,000
Change in net unrealized gain
 (loss) on marketable securities                                                        (19,257)                          (19,257)
Net loss                                                                 (7,066,288)                                   (7,066,288)
                                  ----------  --------   -----------   -------------  ----------  ------  ----------  ------------
       Balance, July 31, 1998     11,037,238  $110,372   $88,481,742   $(57,123,403)   $  5,250   43,500  $(192,813)  $31,281,148
                                 ==========   ========   ===========   =============  ==========  ======  ==========  ============

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

Statements of Cash Flows

For the years ended July 31, 1996, 1997 and 1998
Increase (Decrease) in Cash and Cash Equivalents

                                            1996            1997            1998
                                       -------------   -------------   -------------
Cash flows from operating activities:
 Net loss                              $ (6,107,601)   $ (7,321,305)   $ (7,066,288)
                                       -------------   -------------   -------------
 Adjustments to reconcile net loss
  in net cash used in operating
  activities:
 Loss in Ebbisham Ltd.                                    2,549,956       4,043,712
 Depreciation                               571,485         441,768         953,615
 Amortization of (premium) discount
  on marketable securities                                                   13,440
 Amortization of deferred
  financing costs                                                            67,500
 Writeoff of leasehold improvements                                         337,961
 (Decrease) increase in deferred
  lease liability                           (10,277)        (10,281)        563,569
 Net realized gain on sale of
  marketable securities                     (25,562)            (60)        (14,123)
 Noncash compensation in
  connection with the issuance
  of equity securities                      729,688         250,000         295,000
 Changes in assets and liabilities:
  (Increase) in receivable due
   from Ebbisham Ltd.                                      (648,786)     (7,061,270)
  (Increase) in prepaid expenses
   and other current assets                (141,300)       (158,345)       (281,473)
  (Increase) in deferred
   financing costs                                                         (810,000)
  (Increase) in investment in
   Ebbisham Ltd.                                             (9,998)
  Decrease (increase) in
   other assets                               5,000          (3,000)          4,273
  Increase in accounts payable
   and accrued expenses                     133,014         196,786         539,018
                                       -------------   -------------   -------------
       Total adjustments                  1,262,048       2,608,040      (1,348,778)
                                       -------------   -------------   -------------
       Net cash used in
        operating activities             (4,845,553)     (4,713,265)     (8,415,066)
                                       -------------   -------------   -------------
Cash flows from investing activities:
 Capital expenditures                      (318,038)     (1,036,993)     (8,601,855)
 Purchases of marketable securities     (14,701,266)    (13,550,937)    (14,938,128)
 Proceeds from sales of marketable
  securities                             11,742,924       8,645,357      12,741,076
 Other                                       10,000
                                       -------------   -------------   -------------
       Net cash used in
        investing activities             (3,266,380)     (5,942,573)    (10,798,907)
                                       -------------   -------------   -------------
Cash flows from financing activities:
 Net proceeds from issuance of
  common stock and warrants to
  Elan International Services Ltd.        7,463,000                       4,062,500
 Net proceeds from issuance of
  common stock in a public offering       9,898,456      19,970,522
 Proceeds from exercise of options
  and employee stock purchases              428,995       1,179,609         610,814
 Proceeds from senior convertible
  notes                                                                  13,500,000
                                       -------------   -------------   -------------
       Net cash provided by
        Financing activities             17,790,451      21,150,131      18,173,314
                                       -------------   -------------   -------------
Net increase in cash and cash
 equivalents                              9,678,518      10,494,293      (1,040,659)

Cash and cash equivalents,
 beginning of year                        2,226,156      11,904,674      22,398,967
                                       -------------   -------------   -------------
       Cash and cash equivalents,
        end of year                    $ 11,904,674    $ 22,398,967    $ 21,358,308
                                       =============   =============   =============

Supplemental disclosure of noncash
 investing and financing activities:
   Capital expenditures in accounts
    payable                                                            $    263,490

The accompanying notes are an integral part of the financial statements.

Emisphere Technologies, Inc.

Notes to Financial Statements


1.   Organization and Business:

     Emisphere Technologies, Inc. (the "Company"), is developing a novel technology for the oral delivery of pharmaceuticals that are currently effectively administered only by injection. To date the Company has no product sales.

     The Company has limited capital resources and recurring net operating losses. The Company is dependent upon receipt of additional capital investment or other financing to fund its long-term planned research activities. Assuming that the Company can obtain sufficient financing to complete development of its oral drug delivery technology, the Company will need to attract pharmaceutical companies willing to enter into commercialization agreements with the Company to produce and market their drugs utilizing the Company's drug delivery technology. In the event the Company is unable to raise adequate funds, operations would be scaled back or discontinued. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's research and development will be successfully completed or that the Company's drug delivery technology will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, and is dependent upon the services of its employees and its consultants.


2.   Summary of Significant Accounting Policies:

     Equipment and Leasehold Improvements
     Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for on the straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the life of the lease or of the improvements, whichever is shorter. Expenditures for maintenance and repairs which do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

     Cash and Cash Equivalents
     The Company considers all highly liquid, interest-bearing, debt instruments which, when acquired, have a maturity of three months or less to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value (see Notes 3 and 7 for fair value of marketable securities and the 5% Senior Convertible
     Note).

     Patent Costs
     As a result of research and development efforts conducted by the Company, it has received, applied for, or is in the process of applying for, a number of patents to protect proprietary inventions. Costs incurred in connection with patent applications have been expensed as incurred.

Emisphere Technologies, Inc.

     Revenue Recognition
     The Company  is currently  engaged in  research  and  development  of  its proprietary technology. Revenue derived from contract research and feasibility studies is recognized as the related services are performed. Certain contracts also contain provisions whereby the Company may receive additional payments if certain events occur. Such amounts will be recognized as revenue when earned.

     Impairment of Long-Lived Assets
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances, such as the manner in which an asset is used, indicate that their carrying amount may not be recoverable. Impairment losses are recognized when a long-lived asset's carrying value exceeds the expected undiscounted cash flows related to that asset. The amount of the impairment loss is the difference between the carrying value and the fair market value of the asset. The fair market value of an asset is determined based upon discounted cash flows.

     Net Loss Per Share
     For the year ended July 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). As required by SFAS No. 128, the prior years' loss per share data have been restated to conform to the provisions of SFAS No. 128; however, the impact of the restatement was not material.

     Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock outstanding during the period. The diluted net loss per share for all periods presented excludes the number of shares issuable upon exercise of outstanding stock options, warrants and convertible debt since such inclusion would be antidilutive. Disclosures required by SFAS No. 128 have been included in Note 10.

     Income Taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

     Concentration of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents and marketable securities. The Company generally invests its excess funds in obligations of the U.S. government and its agencies, bank deposits, mortgage backed securities, and investment grade debt securities issued by corporations and financial institutions. The Company holds no collateral for these financial instruments.

Emisphere Technologies, Inc.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Stock-based Employee Compensation
     The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock as defined.

     Disclosure required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, has been included in
     Note 9.

     The fair value of options and warrants granted to non-employees for goods or services are included in the financial statements and expensed as the goods are utilized or the services performed, respectively.

     Deferred Financing Costs
     Direct costs incurred in connection with obtaining financing have been capitalized and are being amortized on a basis which approximates the interest method over the term of the financing.

     Impact of the Future Adoption of Recently Issued Accounting Standards
     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in June 1997. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS 130 will have a material effect on the Company's financial position or results of operations. The Company will adopt SFAS No. 130 for the year ending July 31, 1999.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that a business enterprise report certain information about operation segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. Management does not believe that the future adoption of SFAS No. 131 will have a material effect on the Company's financial statements. The Company is required to adopt this standard for the year ending July 31, 1999.

Emisphere Technologies, Inc.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other
     Postretirement Benefits." This statement modifies financial statement disclosures related to pension and other postretirement plans, and therefore will not have an effect on the Company's financial position or results of operations, and is effective for periods beginning after December 15, 1997.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes a comprehensive standard on accounting for derivatives and hedging activities, and is effective for periods beginning after June 15, 1999. Management does not believe that the future adoption of SFAS No. 133 will have a material effect on the Company's financial position or results of operations.


3.   Marketable Securities:

     The Company considers its marketable securities to be "available-for-sale," as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders' equity. The following table summarizes the amortized cost basis and aggregate fair value of marketable securities, and the gross unrealized holding gains and losses, at July 31, 1997 and 1998, respectively.

                         Amortized        Fair                Unrealized Holding
                         Cost Basis       Value         Gains      (Losses)       Net
                        ------------   ------------   ---------   ----------   --------
1997
 Maturities between
  one and two years:
   U.S. Government
    securities          $  3,893,219   $  3,907,160   $  16,523   $  (2,582)   $ 13,941
   Corporate debt
    securities             3,598,491      3,603,579       5,088                   5,088
   Mortgage backed
    securities             3,775,038      3,780,516       5,823        (345)      5,478
                        ------------   ------------   ---------   ----------   --------
                        $ 11,266,748   $ 11,291,255   $  27,434   $  (2,927)   $ 24,507
                        ============   ============   =========   ==========   ========
1998
 Maturities less than
  one year:
   Corporate debt
    securities          $  4,300,701   $  4,301,393   $   1,161   $    (469)   $    692
 Maturities between
  one and three years:
   Corporate debt
    securities             9,163,782      9,168,340       6,058      (1,500)      4,558
                        ------------   ------------   ---------   ----------   --------
                        $ 13,464,483   $ 13,469,733   $   7,219   $  (1,969)   $  5,250
                        ============   ============   =========   ==========   ========

Emisphere Technologies, Inc.

     Realized gains and losses are included as a component of investment income. For the year ended July 31, 1996, gross realized losses were approximately $22,000, while gross realized gains were approximately $48,000. For the year ended July 31, 1997, gross realized gains and losses were not significant. For the year ended July 31, 1998, gross realized gains were approximately $14,000. In computing realized gains and losses, the Company determines the cost of its marketable securities on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.


4.   Equipment and Leasehold Improvements:

     Equipment and leasehold improvements consist of the following:

                                      Useful Lives
                                        in Years          1997          1998
                                      -------------   -----------   -----------

      Equipment                           3-7         $ 3,863,659   $ 4,674,232
      Leasehold improvements          Life of lease     1,214,567     9,269,339
                                                      -----------   -----------
                                                        5,078,226    13,943,571

      Less, Accumulated
       Depreciation and amortization                    3,032,139     4,323,715
                                                      -----------   -----------

                                                      $ 2,046,087   $ 9,619,856
                                                      ===========   ===========

     During May 1998, the Company relocated its operations and subleased certain office and laboratory space. In connection therewith, the Company incurred a general and administrative charge of approximately $300,000 which represented the writedown of leasehold improvements at the subleased space net of the excess of sublease rental income and related rental expense.


5.   Commitments and Contingencies:

     a. The Company leases office and laboratory space under noncancelable leases expiring in various years through 2008. The leases provide for rental holidays and escalations of the minimum rent during the lease term as well as additional rent based upon increases in real estate taxes and common maintenance charges. The Company records rent expense from leases with rental holidays and escalations using the straight-line method, thereby prorating the total rental commitment over the term of the leases. Under this method, the deferred lease liability represents the differences between the minimum cash rental payments and the rent expense computed on a straight-line basis.

Emisphere Technologies, Inc.

        As of July 31, 1998, future minimum rental payments are as follows:

                                        Years               Minimum
                                       Ending                Rental
                                       July 31,             Payments
                                       --------           ------------

                                         1999             $    876,703
                                         2000                1,034,120
                                         2001                1,187,864
                                         2002                1,121,826
                                         2003                1,308,544
                                      Thereafter             5,443,900
                                                          ------------
                                                          $ 10,972,957

        As described in Note 4, in July 1998, the Company entered into a sublease (the "Sublease") for a portion of its former premises, which extends to January 2002.

        As of July 31, 1998, future minimum rentals to be received under the Sublease are as follows:

                                                            Minimum
                                        Years               Rentals
                                        Ending               to be
                                       July 31,             Received
                                       --------           ------------

                                         1999             $    184,000
                                         2000                  207,033
                                         2001                  218,866
                                         2002                  111,995
                                                          ------------
                                                          $    721,894

        Rent expense for the years ended July 31, 1996, 1997 and 1998 was approximately $256,000, $256,000 and $1,230,000, respectively.
        Additional charges for real estate taxes and common maintenance charges were not material for these periods.

     b. The Company, for the years ended July 31, 1996, 1997 and 1998 made payments for research totaling approximately $426,000, $847,000 and $847,000, respectively, to eight universities and a research organization ("entities"). Certain members of the Company's Board of Directors are affiliated with these entities.

        Under various agreements, as amended, the Company is obligated to pay minimum fees totaling approximately $1,062,000, $111,000 and $6,000 during the years ending July 31, 1999, 2000 and 2001, respectively.

Emisphere Technologies, Inc.

6.   Research and Development Contracts:

     The Company enters into research and development contracts with pharmaceutical companies providing for, among other things, the services the Company is to perform and the related fee and payment terms. Certain contracts contain provisions whereby the Company may be required to perform additional services in consideration for amounts defined in the respective agreements. In certain instances, the Company is entitled to the receipt of additional payments in the event certain testing results are achieved. In addition, the contracts contain provisions which require the Company to negotiate the terms of a licensing agreement contemplating the exclusive worldwide use of the Company's proprietary technology with the specific product under contract.


7.   Notes Payable:

     On May 1, 1998 (the "Issuance Date"), the Company issued $13,500,000 of its 5% Senior Convertible Notes, due May 1, 2001 (the "Notes"). Interest on the outstanding Notes accrues from the Issuance Date and is payable annually in arrears beginning on May 1, 1999 either in cash, or at the election of the Company and subject to certain conditions, in shares of the Company's common stock (the "Interest Shares"). Such Interest Shares will have a value equal to the interest payment due in cash as defined. At July 31, 1998, the Company had accrued $168,750 of interest on the Notes.

     Note holders may, at any time prior to the maturity date, convert any outstanding and unpaid principal amount of the Notes and accrued and unpaid interest into shares of the Company's common stock at a conversion price (the "Conversion Price"), subject to certain floor prices as defined during the first 180 days from the Issuance Date, equal to the lowest trade price as reported on the NASDAQ National Market during the ten trading days immediately preceding the date of conversion. In no event may the holder convert at less than $10 per share (adjusted for stock splits, stock dividends, combinations or capital reorganizations) and no holder may convert if the conversion would result in the holder owning more than 4.9% of the Company's common stock then outstanding.

     The maximum number of shares that can be issued upon conversion of the Notes is 1,000,000. If at any time the number of shares that would otherwise be issuable upon conversion of the Notes exceeds 1,000,000, the Company may be required by the holder to redeem, subject to certain conditions, at a premium, up to $3.5 million of the Notes so that the conversion of the remaining portion does not result in more than 1,000,000 shares being issued.

     In the case of certain events which adversely affect the ability of the holder to trade or sell shares of the Company's common stock resulting from conversion of any portion of the Notes, as defined, the holder has the right to require the Company to repurchase the outstanding principal and interest on the Notes at a premium.

     As long as any principal or interest on the Notes remains unpaid, the Company is bound by certain covenants including a defined limit on the amount of additional indebtedness the Company may incur. In the event of default by the Company, as defined, principal, including premiums, and accrued interest, become due immediately.

Emisphere Technologies, Inc.

     If any portion of the Notes has not been converted by May 1, 2001, the holder may elect to convert the outstanding amount of principal and interest into shares of the Company's common stock at the Conversion Price subject to the limitations on the maximum number of shares and maximum percentage ownership permitted. If, at maturity, the holder does not elect to convert the outstanding principal and interest into shares of the Company's common stock, the Company may at its option issue four-year 13.75% notes in exchange for the Notes.

     As of July 31, 1998, the estimated fair value of the Notes approximated their carrying value, based on replacement cost.

     In connection with the issuance of the Notes, the Company incurred direct cost to obtain this financing of approximately $800,000. Such amount has been classified as deferred financing costs. Amortization of deferred financing costs totaled $67,500 for the year ended July 31, 1998.


8.   Stockholders' Equity and the Rights Plan:

     The Company's certificate of incorporation provides for the issuance of one million shares of preferred stock with the rights, preferences, qualifications and terms to be determined by the Company's Board of Directors. As of July 31, 1998, there were no shares of preferred stock outstanding.

     On February 23, 1996, the Company's Board of Directors (the "Board") declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock ("A Preferred Stock") at an exercise price of $80.

     The Rights are not exercisable, or transferable apart from the common stock, until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common stock of the Company or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person, or group, of 20% or more of the outstanding common stock of the Company. Furthermore, if the Company enters into consolidation, merger, or other business combinations, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of A Preferred Stock, a number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined. The Rights contain antidilutive provisions, are redeemable at the Company's option, subject to certain defined restrictions, for $.01 per Right, and expire on February 23, 2006.

Emisphere Technologies, Inc.

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


9.   Stock Option and Employee Stock Purchase Plans:

     Stock Option Plans
     The Company currently has two option plans, the 1991 Stock Option Plan and the 1995 Non-Qualified Stock Option Plan, (individually the "91 Plan" and "95 Plan" respectively, or collectively, the "Plans"). Under the 91 Plan and the 95 Plan, a maximum of 1,700,000 and 2,100,000 shares of Common Stock, respectively, are available for awards to employees, consultants and other individuals who render services to the Company (collectively, "Optionees"). The 91 Plan provides for the grant of either incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or options which do not qualify as ISOs ("Non-ISOs"). The options are awarded by an independent committee of the Board who determine the terms including exercise price and vesting period. Generally, the options expire within a five to ten-year period as determined by the committee and as defined by the Plans. The terms of the 95 Plan provide for the granting to officers and other key employees the option to purchase the Company's Common Stock. The number and terms of each grant will be determined by an independent committee of the Board who will determine option exercise price, vesting and expiration date. Options granted under the Plans generally vest over a five-year period. As of July 31, 1998, shares available for future grants under the Plans amounted to 236,489.

     The following table summarizes stock option information for the Plans as of July 31, 1998:

                             Options Outstanding           Options Exercisable
                      ----------------------------------  ---------------------
                                    Weighted
                                     Average    Weighted               Weighted
                                    Remaining   Average                Average
        Range of        Number     Contractual  Exercise    Number     Exercise
     Exercise Price   Outstanding     Life       Price    Exercisable   Price
     ---------------  -----------  -----------  --------  -----------  --------
      $1.50 - $1.65       94,166     6.76 yrs   $   1.50      55,766    $ 1.51
      $2.63 - $2.89        5,442     6.81           2.70       5,142      2.71
      $4.00 - $6.00       73,494     5.81           4.01      56,200      4.01
      $6.63 - $9.75    1,407,500     7.22           8.64     581,000      8.65
     $10.00 - $13.75   1,439,305     5.38          12.01   1,223,605     12.26
     $15.13 - $22.00     455,822     5.41          16.91      87,500     18.38
     $23.00 - $23.25       8,000     6.91          23.09       3,000     23.25
                       ---------                           ---------
     $1.50 - $23.25    3,483,729     6.18          10.85   2,012,463     10.95
                       =========                           =========

     Transactions involving stock options awarded under the Plans during 1996, 1997 and 1998 are summarized as follows:

Emisphere Technologies, Inc.

                                              Weighted                 Weighted
                                              Average                  Average
                                  Number      Exercise      Number     Exercise
                                Outstanding    Price     Exercisable    Price
                                -----------   --------   -----------   --------

     Balance, July 31, 1995        624,261     $ 8.55       225,967     $11.88

     1996 Granted                1,545,024     $ 8.92
          Canceled                (158,258)    $ 8.70
          Exercised                (29,609)    $ 3.60
                                -----------
            Balance outstanding
              July 31, 1996      1,981,418     $ 8.90       506,962     $ 9.75

     1997 Granted                1,260,531(1)  $12.43
          Canceled                 (43,000)    $13.75
          Exercised                (33,323)    $ 9.86
                                -----------
            Balance outstanding
              July 31, 1997      3,165,626     $10.23     1,868,085     $10.98

     1998 Granted                  340,272     $17.08
          Canceled                  (6,350)    $15.50
          Exercised                (15,819)    $ 5.98
                                -----------
            Balance outstanding
              July 31, 1998      3,483,729     $10.85     2,012,463     $10.95
                                ===========

     (1)Includes 909,031 options granted to two executive officers. The fair market value of the Company's common stock on the date of grant was below the exercise price of these options.

     Outside Directors' Plan
     The Company has adopted a stock option plan for outside directors (the "Outside Directors' Plan") which, as amended, currently provides for the grant to directors who are neither officers nor employees of the Company nor holders of more than 5% of the Company's common stock, options (i) to purchase 35,000 shares of the Common Stock on the date of initial election or appointment to the Board and (ii) to purchase 21,000 shares of the Common Stock on the fifth anniversary thereof and every three years thereafter. The options have an exercise price equal to the fair market value of the Common Stock on the date of grant, vest at the rate of 7,000 shares per year and expire ten years after the date of grant. Under the Outside Directors' Plan in effect prior to January 29, 1997, options to purchase 70,000 shares were granted to directors upon their initial election or appointment to the Board.

Emisphere Technologies, Inc.

     The following table summarizes stock option information for the Outside Directors' Plan as of July 31, 1998:

                             Options Outstanding           Options Exercisable
                      ----------------------------------  ---------------------
                                    Weighted
                                     Average    Weighted               Weighted
                                    Remaining   Average                Average
        Range of        Number     Contractual  Exercise    Number     Exercise
     Exercise Price   Outstanding     Life       Price    Exercisable   Price
     ---------------  -----------  -----------  --------  -----------  --------
          $8.63          70,000      7.89 Yrs    $ 8.63      53,332     $ 8.63
     $13.00 - $13.75    273,000      5.45        $13.17     231,000     $13.07
         $23.50          35,000      8.50        $23.50       7,000     $23.50
                      -----------                         -----------
     $8.63 - $23.50     378,000      6.19        $13.29     291,332     $12.51
                      ===========                         ===========

     Transactions involving stock options awarded under the Outside Directors' Plan during 1996, 1997 and 1998 are summarized as follows:

                                              Weighted                 Weighted
                                              Average                  Average
                                  Number      Exercise      Number     Exercise
                                Outstanding    Price     Exercisable    Price
                                -----------   --------   -----------   --------

     Balance, July 31, 1995       210,000      $13.00      150,000      $13.00

     1996 Granted                  70,000      $ 8.63
                                -----------
            Balance outstanding
              July 31, 1996       280,000      $11.91      196,666      $12.63

     1997 Granted                  98,000      $17.23
                                -----------
            Balance outstanding
              July 31, 1997       378,000      $13.29      243,333      $12.40
                                -----------
            Balance outstanding
              July 31, 1998       378,000      $13.29      291,332      $12.51
                                ===========

     Non-Plan Options
     The Company's Board of Directors has issued options to two senior executive officers, ("Executives"), the Emisphere Charitable Foundation and a consultant not covered by the Plans or the Outside Directors' Plan ("Non-Plan Options"). The respective employment agreements for the Executives also contain provisions whereby the Executives are allowed to borrow defined amounts from the Company in connection with exercise of options. Outstanding loans bear interest at rates as defined. The number and terms of each grant (option exercise price, vesting and expiration date) were determined by the Board. Non-Plan Options generally vest over a five-year period.

Emisphere Technologies, Inc.

     The following table summarizes stock option information for the Non-Plan Options as of July 31, 1998:

                             Options Outstanding           Options Exercisable
                      ----------------------------------  ---------------------
                                    Weighted
                                     Average    Weighted               Weighted
                                    Remaining   Average                Average
        Range of        Number     Contractual  Exercise    Number     Exercise
     Exercise Price   Outstanding     Life       Price    Exercisable   Price
     ---------------  -----------  -----------  --------  -----------  --------
      $6.25 - $9.25     407,822      2.00 yrs    $ 8.55     407,822     $ 8.55
      $9.75 - $13.75     15,000      5.02        $ 9.75      15,000     $ 9.75
                      -----------                         -----------
      $6.25 - $13.75    422,822      2.11        $ 8.59     422,822     $ 8.59
                      ===========                         ===========

     Transactions involving awards of Non-Plan Options during 1996, 1997 and 1998 are summarized as follows:

                                              Weighted                 Weighted
                                              Average                  Average
                                  Number      Exercise      Number     Exercise
                                Outstanding    Price     Exercisable    Price
                                -----------   --------   -----------   --------

     Balance, July 31, 1995      1,453,853     $11.50     1,228,595     $11.15
     1996 Granted                   56,000     $ 8.09
          Canceled                 (15,000)    $12.38
          Exercised                 (6,000)    $ 3.63
                                 ----------
            Balance outstanding
              July 31, 1996      1,470,853     $11.28       496,822     $ 9.59

     1997 Canceled                (987,031)    $12.61
          Exercised                (60,000)    $ 8.23
                                 ----------
            Balance outstanding
              July 31, 1997        423,822     $ 8.62       423,822     $ 8.62

     1998 Canceled                  (1,000)    $18.50
                                 ----------
            Balance outstanding
              July 31, 1998        422,822     $ 8.59       422,822     $ 8.59
                                 ==========

     Employee Stock Purchase Plans
     The Company has adopted two employee stock purchase plans (the "Purchase Plans"), the 1994 Employee Stock Purchase Plan (the "Qualified Plan") and the 1994 Non-Qualified Employee Stock Purchase Plan (the "Non-Qualified Plan"). The Purchase Plans provide for the grant to all employees of options to use up to 15% of their quarterly compensation, as such percentage is determined by the Board prior to the date of grant, to purchase shares of the Common Stock at a price per share equal to the lesser of the fair market value of the Common Stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on the first day of each fiscal quarter and expire six months after the date of grant. The Qualified Plan is not available for employees owning more than 5% of the Common Stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified plan are granted to the extent the option grants are restricted under the Qualified Plan. The Plans provide for the issuance of up to 500,000 shares of the Common Stock under the Qualified Plan and 100,000 shares under the Non-Qualified Plan.

Emisphere Technologies, Inc.

     Purchases of Common Stock during the years ended July 31, 1996, 1997 and 1998 are summarized as follows:

                      Qualified Plan                   Non-Qualified Plan
               -----------------------------     ------------------------------
                Shares                            Shares
               Purchased       Price Rage        Purchased        Price Range
               ---------      --------------     ---------      ---------------
      1996       72,975       $1.50 - $9.00        17,372        $1.50 - $7.38
      1997       31,348       $6.30 - $17.75        8,111       $6.26 - $13.18
      1998       34,851       $8.23 - $17.21        2,749       $13.76 - $16.47

     At July 31, 1998, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 293,844 and 66,688, respectively.

     Pro Forma Operating Results
     The following tables summarizes the pro forma operating results of the Company had compensation costs for the Plans, Outside Directors' Plan, the Non-Plan Options and the Purchase Plans been determined in accordance with the fair value-based method of accounting for stock-based compensation as prescribed by SFAS No. 123. Since option grants awarded during 1996, 1997 and 1998 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on the future years of the application of the fair value-based method. Except as noted above, the options exercise price equals the quoted market price of the Company's common stock on the date of grant.

                                              Years ended July 31,
                                   --------------------------------------------
                                       1996            1997            1998
                                   ------------   -------------   -------------

     Pro forma net loss            $(7,570,740)   $(15,408,336)   $(10,409,698)
                                   ============   =============   =============

     Pro forma net loss per share     $(0.90)         $(1.53)         $(0.97)
                                      =======         =======         =======

     For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options
     granted  during   1996,  1997  and  1998  was  $5.97,  $6.82  and  $10.96,
     respectively. The following assumptions were used in computing the fair value of options granted: expected volatility of 80%, expected lives of 5 years, except for the Purchase Plans where the expected lives are 6 months; zero divided yield and weighted-average risk-free interest rate of 5.8% in 1996, 6.4% in 1997 and 5.9% in 1998.

Emisphere Technologies, Inc.

10.  Net Loss Per Share:

     The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common Shares outstanding. For the years ended July 31, 1998, 1997, and 1996, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

                                     Net Loss            Shares       Per Share
                                    (Numerator)       (Denominator)     Amount
                                    ------------      -------------   ---------
     1998
     Basic and Diluted              $(7,066,288)       10,777,728      $(0.66)
     1997
     Basic and Diluted              $(7,321,305)        9,519,028      $(0.77)
     1996
     Basic and Diluted              $(6,107,601)        8,457,438      $(0.72)

     Options, warrants and shares of common stock issuable upon conversion of Notes and related accrued interest which have been excluded from the diluted per share amount because their effect would have been antidilutive include the following:

                                 1996                   1997                   1998
                         --------------------   --------------------   --------------------
                                    Weighted-              Weighted-              Weighted-
                                     Average                Average                Average
                                    Exercise               Exercise               Exercise
                          Number      Price      Number      Price      Number      Price
                         ---------  ---------   ---------  ---------   ---------  ---------
     Options and
      warrants with
      exercise prices
      below the
      average fair
      market value of
      the Company's
      common stock for
      the respective
      year               2,111,075    $ 8.06    4,128,298    $10.47    4,029,129    $10.41

     Options and
      warrants with
      exercise prices
      above the
      average fair
      market value of
      the Company's
      common stock for
      the respective
      year               1,871,196    $13.15       89,150    $21.50      255,422    $19.66

     Notes and accrued
      interest                                                         1,016,875

Emisphere Technologies, Inc.

11.  Major Customers:

     During the year ended July 31, 1996, approximately 96% of the revenue from contract research was derived from Elan Corporation plc ("Elan"). During the year ended July 31, 1997, approximately 74% of the revenue from contract research was derived from Ebbisham Ltd. The remainder consisted of payments from Eli Lilly & Company ("Lilly") (25%), and from two pharmaceutical companies for which the Company performed feasibility studies. During the year ended July 31, 1998, approximately 41% of the revenue from contract research was derived from Lilly. The remainder consisted of payments from Ebbisham Ltd. (45%) and Novartis Pharma AG ("Novartis") (14%).


12.  Income Taxes:

     There is no provision (benefit) for federal or state income taxes for the years ended July 31, 1996, 1997 and 1998, since the Company has incurred operating losses and has established a valuation allowance equal to the total deferred tax asset.

     The tax effect of temporary differences, net operating loss carry-forwards and research and experimental tax credit carry-forwards as of July 31, 1997 and 1998 was as follows:

                                                      1997             1998
                                                 ------------     -------------
     Deferred tax assets and valuation allowance:
       Accrued liabilities                       $    102,292     $    356,194
       Equipment and leasehold improvements           181,863           70,132
       Net operating loss carry-forwards           19,217,509       19,404,873
       Research and experimental tax
        credit carry-forwards                       2,454,215        2,454,215
       Valuation allowance                        (21,955,879)     (22,285,414)
                                                 -------------    -------------

                                                  $       -        $       -

     As of July 31, 1998, the Company has available, for tax reporting purposes, unused net operating loss carry-forwards of approximately $47 million which will expire in various years from 2001 to 2013. The Company's research and experimental tax credit carry-forwards expire in various years from 2001 to 2013. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code.

Emisphere Technologies, Inc.

13.  Retirement Plan:

     The Company adopted the provisions of a defined contribution retirement plan (the "Plan"). The terms of the Plan, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute to the Plan, a percentage of their compensation to be set aside to pay their future retirement benefits as defined by the Plan. The Company has agreed to make discretionary contributions to the Plan. For the years ended July 31, 1996, 1997 and 1998 the Company made contributions to the Plan totaling approximately, $36,000, $58,000 and $139,000, respectively.


14.  The Emisphere Charitable Foundation, Inc.:

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


15.  Ebbisham Limited:

     Ebbisham Limited, an Irish corporation ("Ebbisham") owned jointly by Elan and the Company, was formed in September 1996 to develop and market heparin products utilizing technologies contributed by Elan and the Company. The initial funding of $4.5 million for Ebbisham was provided by Elan; all additional funding is to be provided equally by Elan and the Company. On August 5, 1998, Elan and the Company each contributed an additional $5 million to Ebbisham.

     Pursuant to agreements with Elan and Ebbisham, the Company is to perform certain research and development services on behalf of Ebbisham. In connection therewith, the Company recognized contract research revenues during each of the three fiscal years ended July 31, 1998 of approximately $3.0 million, $4.0 million and $7.1 million, respectively. Such amounts include $3 million recognized as revenue during the 1996 fiscal year for certain research and development expenses incurred by the Company prior to December 1996. As of July 31, 1997 and 1998, amounts due from Ebbisham for services rendered totaled approximately $649,000 and $7.7 million, respectively. On August 6, 1998, the Company received a payment from Ebbisham of approximately $5.0 million.

     In September 1995, the Company issued and sold to an affiliate of Elan 600,000 shares of the Common Stock and warrants to purchase for $16.25 per share an additional 250,000 shares for a total of $7.5 million. In May 1998, Elan exercised its warrants and was issued the additional 250,000 shares.

Emisphere Technologies, Inc.

     Selected financial data of Ebbisham as of July 31, 1997 and 1998 and for the period from September 26, 1996 (inception) to July 31, 1997 and for the year ended July 31, 1998 is as follows:

     Balance Sheet Data
                                                          July 31,
                                              --------------------------------
                                                   1997               1998
                                              -------------      -------------
                     Assets:

     Cash                                     $    708,424       $    741,184
                                              =============      =============

      Liabilities and Stockholders' Deficit:

     Accounts payable (1)                     $  1,288,335       $  9,408,518
     Subordinated debt                           4,500,000          4,500,000
     Stockholders' deficit                      (5,079,911)       (13,167,334)
                                              -------------      -------------

          Total liabilities and
            stockholders' deficit             $    708,424       $    741,184
                                              =============      =============

     (1) Includes $648,786 and $7,710,056 due the Company at July 31, 1997 and 1998, respectively

     Statement of Operations Data
                                               Period from
                                            September 26, 1996     Year Ended
                                              (inception) to        July 31,
                                              July 31, 1997           1998
                                            ------------------   -------------

     Total Revenue                            $     72,045       $     32,760
     Total Expenses (2)                         (5,171,956)        (8,120,183)
                                              -------------      -------------

     Net loss                                 $ (5,099,911)      $ (8,087,423)
                                              =============      =============

     (2) Includes $3,999,733 and $7,061,270 related to services performed by the Company on behalf of Ebbisham for the period from September 26, 1996 (inception) to July 31, 1997 and the year ended July 31, 1998

Emisphere Technologies, Inc.

16.  Eli Lilly and Company:

     In February 1997, the Company and Eli Lilly and Company ("Lilly") entered into an agreement to combine Lilly's therapeutic protein and formulation capabilities with the Company's carrier technologies. The agreement provides for periodic payments to the Company to fund a research and development program. Under the agreement, the Company granted to Lilly a series of options to acquire licenses to use the Company's technologies. In March 1998, Lilly exercised two of its options and entered into two license agreements to use the Company's technologies in connection with certain Lilly proteins. The license agreements provide for future payments in the event certain milestones are achieved, as defined, as well as royalty payments if a commercial product results from the collaboration. During the years ended July 31, 1997 and 1998, the agreement with Lilly generated revenues to the Company of $1,365,000 and $6,557,000, respectively.


17.  Novartis Pharma AG:

     In December 1997, the Company and Novartis Pharma AG ("Novartis") entered into a research collaboration to investigate the Company's technology for oral delivery of two selected Novartis compounds. The agreement provides for an initial research collaboration period of at least 12 months and two options on the part of Novartis to acquire exclusive licenses to use the Company's technologies for the development and commercialization of oral formulations of the Novartis compounds.

     Upon exercise of its options to acquire technology licenses from the Company, Novartis has the obligation (which may be waived by the Company) to purchase in four tranches up to $16 million of the Company's Common Stock at prices based on market prices at the time of exercise (subject to certain price limitations with respect to the first tranche).

     Under the agreement, Novartis is to make quarterly payments to the Company for work performed by the Company in connection with the collaboration and is to make future payments in the event certain milestones are achieved. During the year ended July 31, 1998, the Company recognized $2,250,000 in revenues under the Novartis agreement.

Report of Independent Accountants


New York, New York
October 8, 1998

To the Board of Directors and Stockholders of Ebbisham Limited:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the financial position of EBBISHAM LIMITED ("Ebbisham") (a development stage enterprise) at July 31, 1997 and 1998, and the results of its operations and its cash flows for the period from September 26, 1996 (inception) to July 31, 1997, the year ended July 31, 1998 and the cumulative period from September 26, 1996 (inception) to July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Ebbisham's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                   PricewaterhouseCoopers LLP

EBBISHAM LIMITED
(a development stage enterprise)

Balance Sheets

                                                      July 31,
                                             ---------------------------
                      ASSETS:                    1997           1998
                                             ------------  -------------
Current assets:
 Cash                                        $   708,424   $    741,184
                                             ------------  -------------

       Total assets                          $   708,424   $    741,184
                                             ============  =============

     LIABILITIES and STOCKHOLDERS' DEFICIT:

Current liabilities:
  Due to Elan Corporation plc                $   639,549   $  1,698,462
  Due to Emisphere Technologies, Inc.            648,786      7,710,056
                                             ------------  -------------

       Total current liabilities               1,288,335      9,408,518

Subordinated debt                              4,500,000      4,500,000
                                             ------------  -------------

       Total liabilities                       5,788,335     13,908,518
                                             ------------  -------------

Stockholders' deficit:
 "A" Ordinary shares, par value $1.00 per
   share, 5,000,000 shares authorized,
   10,000 shares issued and outstanding
   at July 31, 1997 and 1998                      10,000         10,000
 "B" Ordinary shares, par value $1.00 per
   share, 5,000,000 shares authorized,
   10,000 shares issued and outstanding
   at July 31, 1997 and 1998                      10,000         10,000
 Deficit accumulated during the
   development stage                          (5,099,911)   (13,187,334)
                                             ------------  -------------

       Total stockholders' deficit            (5,079,911)   (13,167,334)
                                             ------------  -------------

       Total liabilities and
         stockholders' deficit               $   708,424   $    741,184
                                             ============  =============


The accompanying notes are an integral part of the financial statements.

EBBISHAM LIMITED
(a development stage enterprise)

Statements of Operations

                             For the                         Cumulative for
                           period from                      the period from
                           September 26,                     September 26,
                               1996                               1996
                            (Inception)                        (Inception)
                              through         Year Ended         through
                           July 31, 1997    July 31, 1998    July 31, 1998
                           -------------    -------------   ---------------
Revenues:
 Interest income            $    72,045      $    32,760     $    104,805

Expenses:
 Research and development    (5,171,956)      (8,120,183)     (13,292,139)
                           -------------    -------------   ---------------

       Net loss             $(5,099,911)     $(8,087,423)    $(13,187,334)
                            ============     ============    =============


The accompanying notes are an integral part of the financial statements.

EBBISHAM LIMITED
(a development stage enterprise)

Statements of Stockholders' Deficit

For the period from September 26, 1996 (inception) to July 31, 1998 including the period from September 26, 1996 (inception) to July 31, 1997 and the year ended July 31, 1998


                             Number of Shares
                            ------------------
                            Ordinary  Ordinary   Ordinary     Ordinary       Accumulated
                              "A"       "B"         "A"          "B"           Deficit       Total Amount
                            --------  --------   ---------    ---------     -------------    -------------
Ordinary shares issued in
 consideration for cash      10,000    10,000    $  10,000    $  10,000                      $     20,000

Net loss for the period
 From September 26, 1996
 (inception) to
 July 31, 1997                                                              $ (5,099,911)      (5,099,911)
                            --------  --------   ---------    ---------     -------------    -------------

Balance at July 31, 1997     10,000    10,000       10,000       10,000       (5,099,911)      (5,079,911)

Net loss for the year
 Ended July 31, 1998                                                          (8,087,423)      (8,087,423)
                            --------  --------   ---------    ---------     -------------    -------------

Balance at July 31, 1998     10,000    10,000    $  10,000    $  10,000     $(13,187,334)    $(13,167,334)
                            ========  ========   =========    =========     =============    =============


The accompanying notes are an integral part of the financial statements.

EBBISHAM LIMITED
(a development stage enterprise)

Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents


                                                For the                      Cumulative for
                                              period from                   the period from
                                             September 26,                   September 26,
                                                  1996                            1996
                                              (Inception)                     (Inception)
                                                through        Year Ended       through
                                             July 31, 1997   July 31, 1998   July 31, 1998
                                             -------------   -------------   --------------
Cash flows from operating activities:
 Net loss                                     $(5,099,911)    $(8,087,423)    $(13,187,334)
 Changes in assets and liabilities:
  Increase in payable to Elan Corporation plc     639,549       1,058,913        1,698,462
  Increase in payable to Emisphere
   Technologies, Inc.                             648,786       7,061,270        7,710,056
                                             -------------   -------------   --------------

       Net cash (used in) provided by
        operating activities                   (3,811,576)         32,760       (3,778,816)
                                             -------------   -------------   --------------

Cash flows from financing activities:
 Proceeds from issuance of share capital           20,000                           20,000
 Proceeds from issuance of
  subordinated debt                             4,500,000                        4,500,000
                                             -------------                   --------------

       Net cash provided by
        financing activities                    4,520,000                        4,520,000
                                             -------------                   --------------

       Net increase in cash                       708,424          32,760          741,184

       Cash at beginning of period                   -            708,424             -
                                             -------------   -------------   --------------

       Cash at end of period                  $   708,424     $   741,184     $    741,184
                                             =============   =============   ==============


The accompanying notes are an integral part of the financial statements.

EBBISHAM LIMITED
(a development stage enterprise)

Notes to Financial Statements


1.   Organization and Business:

     Ebbisham Limited  ("Ebbisham"), an  Irish corporation,  is  an equally owned  joint  venture  between  Elan  Corporation  plc
     ("Elan")  and   Emisphere  Technologies,   Inc.  ("Emisphere")
     (collectively the  "Partners") formed  in  September  1996  to develop and  market heparin  products  utilizing  technologies
     contributed  by  the  Partners.   Ebbisham  is  managed  by  a
     committee   ("Management   Committee")   consisting  of  equal
     representation   from   the  Partners.   The  purpose  of  the
     Management Committee  is to govern  all activities of Ebbisham including  the research and development activities  undertaken by Ebbisham as well as the approval of budgets and determining the necessary financing to be provided by the Partners.  As  a development  stage  enterprise,  Ebbisham's primary efforts to date have been devoted to research and development and raising capital.

     Ebbisham has  limited  capital  resources  and  recurring  net
     operating losses.   Since  inception,  Ebbisham  has  received
     financial support  from the  Partners and  is  dependent  upon
     receipt  of   additional  capital  investment  from  Elan  and
     Emisphere to  fund planned  research activities.  Ebbisham has received  assurances  from  Emisphere that it will provide the necessary  financial support to enable Ebbisham to continue to operate through December 1, 1999.  On August 5, 1998, Elan and
     Emisphere  each  contributed   $5 million  to  Ebbisham.    In
     addition to  the normal  risks associated  with a new business venture, there  can be  no assurance  that the  Company's drug delivery technology will be commercially viable.  In addition, the Company  operates in  an environment  of rapid  change  in technology and is dependent upon the services of its employees and consultants.


2.   Summary of Significant Accounting Policies:

     Basis of Preparation
     The  accompanying   financial   statements  of  Ebbisham  were
     prepared in  accordance  with  generally  accepted  accounting principles in the United States.

     Cash
     The carrying  amount reported  in the  balance sheet  for cash
     approximates its  fair  value.    Cash  subjects  Ebbisham  to
     concentrations of credit risk.

     Income Taxes
     Ebbisham accounts  for income  taxes in  accordance  with  the provisions of  Statement of Financial Accounting Standards No.
     109, "Accounting  for Income  Taxes" ("SFAS  109").   SFAS 109
     requires that  Ebbisham recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.
     Under this  method, deferred  tax liabilities  and assets  are determined on  the basis  of the  difference between  the  tax
     bases  of   assets  and   liabilities  and   their  respective
     financial-reporting  amounts   ("temporary  differences")   at
     enacted tax  rates in  effect  for  the  years  in  which  the temporary differences are expected to reverse.


EBBISHAM LIMITED
(a development stage enterprise)

Notes to Financial Statements, Continued


     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
     Actual results could differ from those estimates.


3.   Subordinated Debt:

     On September 26, 1996 (inception) Ebbisham issued $4,500,000 of subordinated debt to Elan, which is due on September 26, 2006.

     The subordinated debt is interest-free until Ebbisham has sufficient equity, as defined, and has earned a profit after tax in the preceding financial year of not less than $100,000.
     The rate of interest in a given financial year is as follows:

     - 5% if  profits  after  tax for  that  financial  year exceed
       $100,000 but do not exceed $5,000,000.

     - 10%  if  profits  after  tax for  that financial year exceed
       $5,000,000 but do not exceed $10,000,000.

     - 15%  if  profits  after  tax for  that financial year exceed
       $10,000,000.

     The debt is subordinated to the claims of all other creditors of Ebbisham.


4.  Stockholders' Deficit:

     Ebbisham's  certificate  of  incorporation  provides  for  the issuance of  five million ordinary "A" shares and five million
     ordinary "B"  shares.   The rights  and terms of both types of
     shares are  identical except  that Elan holds the ordinary "A"
     shares and Emisphere holds the ordinary "B" shares.

EBBISHAM LIMITED
(a development stage enterprise)

Notes to Financial Statements, Continued


5.   Income Taxes:

     Ebbisham is  subject to the provisions of tax laws in Ireland.
     Accordingly, in the event that Ebbisham earns royalty income for its patents in the future, such amounts may be exempt from income tax under certain circumstances. In addition, in the event that taxable profits are derived from Ebbisham's manufacture of products, a tax would be imposed on profits earned at tax rates ranging from 10% to 32%.

     As of July 31, 1998, Ebbisham has available net operating loss carry-forwards of approximately $13 million, which, under certain circumstances, may be available to offset taxable income arising in the future. As a result of the uncertainty of whether Ebbisham will have future taxable income and whether the net operating losses being carried forward will be available to offset such taxable income, Ebbisham has established a valuation allowance equal to the total deferred tax asset. The total deferred tax asset, net of the valuation allowance, was not material.


6.   Related-Party Transactions:

     On September  26,  1996  (inception),  Ebbisham  entered  into certain agreements  with Elan  and Emisphere  relating to  the research and  development of  an oral  heparin  product  under
     development.     In  accordance  with  these  agreements,  the
     Partners perform  certain research  and development activities
     on behalf  of Ebbisham.   During the period from September 26,
     1996 (inception)  through July  31,  1997,  Ebbisham  incurred research and  development expenses  for work performed by Elan and Emisphere of $1,172,223 and $3,999,733, respectively.  For the year-ended  July 31,  1998, Ebbisham incurred research and development expenses  for work performed by Elan and Emisphere of $1,058,913 and $7,061,270, respectively.  Cumulatively, for the period  from September  26, 1996  (inception) through July
     31, 1998,  Ebbisham incurred research and development expenses for work  performed by  Elan and  Emisphere of  $2,231,136 and
     $11,061,003, respectively.


7.   Subsequent Event:

     On August 5, 1998, Elan and Emisphere each advanced $5 million to  Ebbisham  in  exchange for  notes payable which are due in
     full on  July  31,  1999.   The  notes  payable  do  not  bear
     interest, and may be repaid by Ebbisham prior to July 31, 1999 without penalties or premiums.  If the funds are not available for  Ebbisham  to  repay the notes by July 31, 1999, Emisphere has  agreed  to  extend  the terms of the notes to December 1,
     1999 and to provide the necessary funding to repay amounts due
     Elan.

                                 EXHIBIT INDEX

                                                               Incorporated
Exhibit                                                     by Reference (1)
  (3) - Restated Certificate of Incorporation of the Company         A
      - By-Laws of the Company                                       B
  (4) - Rights Agreement dated as of February 23, 1996               C
        between the Company and Continental Stock Transfer &
        Trust Company
      - form of the 5% Senior Convertible Notes due 2001             D
        issued May 1, 1998 in the aggregate principal amount
        of $13,500,000
      - form of the Note Purchase Agreement dated as of May          D
        1, 1998 by and between the registrant and each of
        Delta Opportunity Fund, Ltd., OTATO Limited
        Partnership, Fisher Capital Ltd., Wingate Capital
        Ltd., CCG Capital Ltd. and CCG Investment Fund Ltd.
 (10) - 1991 Stock Option Plan, as amended                             (2)
      - Stock Option Plan for Outside Directors, as amended          A (2)
      - Employee Stock Purchase Plan                                 E (2)
      - Non-Qualified Employee Stock Purchase Plan                   E (2)
      - 1995 Non-Qualified Stock Option Plan, as amended               (2)
      - Directors' Deferred Compensation Stock Plan                    (2)
      - Employment Agreement dated as of October 6, 1995             E (2)
        between Michael M. Goldberg and the Company
      - Stock Option Agreements dated as of January 1, 1991,         E (2)(3)
        February 15, 1991, December 1, 1991, August 1, 1992
        and October 6, 1995 between Michael M. Goldberg and
        the Company
      - Employment Agreement dated as of October 6, 1995             E (2)
        between Sam J. Milstein and the Company
      - Stock Option Agreements dated as of January 1, 1991,         E (2)(3)
        February 15, 1991, December 1, 1991, August 1, 1992
        and October 6, 1995 between Sam J. Milstein and the
        Company
      - Purchase Agreement dated as of October 18, 1995 by           E
        and between the Company and Elan International
        Services Limited
      - Letter Agreement dated as of September 26, 1996              F
        amending said Purchase Agreement
      - Joint Venture Agreement dated as of September 26,            F
        1996 by and among Elan Corporation plc, the Company
        and Ebbisham Limited
      - License Agreement dated as of September 26, 1996 by          F
        and between Ebbisham Limited and Elan Corporation
        plc
      - License Agreement dated as of September 26, 1996 by          F
        and between Ebbisham Limited and the Company
      - Stock Instrument dated as of September 26, 1996 by           F
        and between Ebbisham Limited and Elan Corporation
        plc
      - Memorandum and Articles of Association of Ebbisham           F
        Limited
      - Letter Agreement dated as of September 26, 1996 by           F
        and among Elan Corporation plc, the Company and
        Ebbisham Limited
      - Research Collaboration and Option Agreement dated as         B
        of February 26, 1997 between the Company and Eli
        Lilly and Company
      - Research Collaboration and Option Agreement dated as         G
        of December 3, 1997 between the Company and Novartis
        Pharma AG
 (23) - Consent of PricewaterhouseCoopers LLP
      - Consent of PricewaterhouseCoopers LLP
 (27) - Financial Data Schedule
___________________
(1) If not  filed herewith,  filed with  a corresponding  exhibit number  as  an exhibit to the document referred to by letter as follows:
  A. Annual Report on Form 10-K for the fiscal year ended July 31, 1997.
  B. Quarterly Report  on Form 10-Q/A (Amendment No.1) for the quarterly period ended January 31, 1997.
  C. Current Report on Form 8-K dated March 5, 1996.
  D. Current Report on Form 8-K dated July 1, 1998.
  E. Annual Report on Form 10-K for the fiscal year ended July 31, 1995.
  F. Annual Report on Form 10-K for the fiscal year ended July 31, 1996.
  G. Quarterly Report  on Form  10-Q for the quarterly period ended October 31,
     1997
(2)  Management contract or compensatory plan or arrangement
(3)  Omitted in part pursuant to Instruction 2 of Item 601 of Regulation S-K.

                         EMISPHERE TECHNOLOGIES, INC.

                            1991 STOCK OPTION PLAN

                                  as amended
                              September 11, 1997


   1.   Purpose.   The purpose  of the  Emisphere Technologies, Inc. 1991 Stock
Option Plan  (the "Plan")  is  to  enable  Emisphere  Technologies,  Inc.  (the
"Company") and  its  stockholders  to  secure  the  benefits  of  common  stock ownership by  key personnel  of the Company and its subsidiaries.  The Board of
Directors of  the Company  (the "Board")  believes that the granting of options under the  Plan will  foster the  Company's  ability  to  attract,  retain  and motivate those  individuals who  will be  largely responsible for the continued
profitability and long-term future growth of the Company.

   2.   Stock Subject  to the  Plan.  The Company may issue and sell a total of
1,700,000 shares  of its  common stock,  $.01 par  value (the  "Common Stock"),
pursuant to  the Plan.   Such  shares may  be either authorized and unissued or
held by the Company in its treasury.  New options may be granted under the Plan with respect  to shares  of Common  Stock which  are covered by the unexercised portion of  an option  which  has  terminated  or  expired  by  its  terms,  by cancellation or otherwise.

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

             Full Years of     Incremental    Cumulative
             Continuous         Percentage    Percentage
             Employment/        of Option     of Option
             Service           Exercisable   Exercisable
             Less than 1       0%            0%
             1..               20%           20%
             2..               20%           40%
             3..               20%           60%
             4..               20%           80%
             5 or more         20%           100%

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


                         EMISPHERE TECHNOLOGIES, INC.

                     1995 NON-QUALIFIED STOCK OPTION PLAN

                                  as amended

                              September 11, 1997


1.   Purpose
     The purpose  of the  1995 Non-Qualified  Stock Option Plan (the "Plan") of
Emisphere Technologies, Inc. (the "Company") is to attract, compensate and retain well qualified officers and other key executive employees by providing them with an equity interest in the Company and a stake in its success.

2.   Shares Subject to the Plan
     The Company may issue a total of 2,100,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), pursuant to the Plan. Such shares may include shares that have been subject to unexercised options, whether terminated or expired by their terms, by cancellation or otherwise.

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

6.   Nontransferability
     Options granted  under the  Plan may not be assigned or transferred except by will  or by  the laws of descent and distribution and are exercisable during
the lifetime  of the  optionee only  by  the  optionee.    Notwithstanding  the
foregoing, options,  to the extent vested, may be transferred by an optionee to any member or members of the family of the optionee or to any trust established for their benefit.

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

10.  Amendment of the Plan
     The Board may at any time alter, amend, suspend or terminate the Plan in whole or in part, provided, however, that (i) no alteration, amendment, suspension or termination shall adversely affect the rights of an optionee with respect to any outstanding option granted under the Plan, (ii) the provisions of the Plan governing the terms of each option grant shall not be amended more than once every six months, other than to comport with changes in applicable law or the rules thereunder and (iii) any material amendment to the Plan shall become effective only upon approval of stockholders of the Company.

                         EMISPHERE TECHNOLOGIES, INC.

                  DIRECTORS' DEFERRED COMPENSATION STOCK PLAN

                                 25,000 Shares


1.   Purpose

     The purpose  of the  Directors'  Deferred  Compensation  Stock  Plan  (the
"Plan") of Emisphere Technologies, Inc. (the "Company") is to attract, compensate and retain well qualified directors by providing them with deferred compensation for attending meetings of the Board of Directors or a committee thereof and with an equity interest in the Company's success.

2.   Stock Subject to the Plan

     The Company may issue and deliver a total of 25,000 shares of its common stock, par value $.01 per share (the "Common Stock"), pursuant to the Plan.
Such shares may be either authorized but unissued shares or treasury shares.

3.   Administration

     The Plan  shall be  administered by the Board of Directors of the Company.
The Board shall have the power and authority as may be necessary to carry out the provisions of the Plan, including the interpretation and construction of the Plan, the determination of the amount of compensation for attending each meeting, the adoption of such rules and regulations as it may deem advisable and the termination of further share issuances under the Plan.

4.   Eligibility

    Eligibility to participate in the Plan shall be open to only those directors of the Company who (i) are neither officers nor employees of the Company or any of its subsidiaries, (ii) do not beneficially own five percent or more of the Common Stock outstanding and (iii) are not affiliated with any person who is such an officer, employee or owner.

5.   Share Accounts

     The Company shall set up and maintain for each eligible director an account (each a "Share Account') representing the number of shares of the Common Stock which the Company is obligated in the future to issue and deliver to such director, determined as follows:

        (a) for each meeting attended by an eligible director, a number of shares of the Common Stock shall be added to his or her Share Account in an amount equal to (i) the amount determined by the Board of Directors as compensation for attending such meeting divided by (ii) the fair market value of the Common Stock as of the date of such meeting;

        (b) for each cash dividend or distribution paid by the Company with respect to the Common Stock, a number of shares of the Common Stock shall be added to each Share Account in an amount equal to (i) the amount of the dividend that would be paid if the shares in the Share Account were issued and outstanding shares of the Common Stock divided by (ii) the fair market value of the Common Stock as of the date of payment of such dividend or distribution;

        (c) As used herein, the fair market value of the Common Stock as of any date shall  be the closing price of the Common Stock on the Nasdaq National
    Market on  such date.   In the event the Common Stock ceases at any time to
    be traded  on the  Nasdaq National  Market, the  fair market  value of  the
    Common Stock  shall be determined in such manner as may be set by the Board of Directors of the Company

        (d) All share calculations shall be made to the nearest one thousandth of a share.

6.   Issuance of Shares

     The Company shall within six months following the date each participant in the Plan  ceases to  be a  director of  the Company  issue and  deliver to such person all  of the  shares in  his or  her Share  Account.  In the event of the death of a director, such shares shall be delivered to the director's estate or
legal representative.   Nothing  herein shall  be deemed to confer any right to
continue as  a director  of the Company or to limit the right of the Company to remove a director.

7.   Rights as a Stockholder

     Until such time as the shares in a director's Share Account have been issued and delivered to the director in accordance with the terms of the Plan, the director shall have no rights as a stockholder with respect to the shares of the Common Stock in his or her Share Account.

8.   Nontransferability of the Share Account

     The right to receive shares in a director's Share Account may not be assigned or transferred except by will or by the laws of descent and distribution and may be delivered during the life of the director only to the director.

9.   Compliance with Securities Laws

     If the  shares to  be issued under the Plan have not been registered under the Securities  Act of 1933, as amended, the Company's obligation to issue such shares shall  be conditioned  upon receipt  of a representation in writing that the director is acquiring such shares for his or her own account and not with a view to  the distribution  thereof and the certificate representing such shares shall bear  a legend  in such  form as the Company's counsel deems necessary or
desirable.   In no  event shall  the Company  be obligated  to issue any shares under the Plan if, in the opinion of the Company's counsel, such issuance would result in a violation of any federal or state securities laws.

10.  Stock Adjustments

     (a) In the event of a stock dividend, stock split, recapitalization, merger in which the Company is the surviving corporation or other capital adjustment affecting shares of the Common Stock outstanding, an appropriate adjustment shall be made, as determined by the Board of Directors of the Company, to the aggregate number of shares the Company may issue under the Plan and the number of shares in each Share Account.

     (b) In the event of the complete liquidation of the Company, or of a reorganization, consolidation or merger in which the Company is not the surviving corporation, the Company shall prior thereto issue and deliver to each of the directors all of the shares in his or her Share Account.

11.  Effectiveness of the Plan

     The Plan was adopted on September 11, 1997 by resolution of the Board of Directors of the Company and is effective as of such date. The Plan shall be submitted to the Company's stockholders for approval by the affirmative votes of the holders of a majority of the Common Stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

12.  Amendment of the Plan

    The Board may at any time and from time to time alter, amend, suspend or terminate the Plan in whole or in part, provided, however, that (i) no alteration, amendment, suspension or termination shall adversely affect the right of a director to receive the number of shares of the Common Stock in his or her Share Account and (ii) any amendment which must be approved by the stockholders of the Company in order to ensure that all transactions under the Plan continue to be exempt under Rule 16b-3 under the Exchange Act or any successor provision or to comply with any rule or regulation of a governmental authority, applicable securities exchange or Nasdaq National Market shall not be effective unless and until such stockholder approval has been obtained in compliance with such rule or regulation.


                      CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Emisphere Technologies, Inc. on Form S-8 (File Nos. 33-44516, 33-46026, 33-
62226, 33-88598, 333-2751, 333-29981 and 333-52547) and Form S-3 (File Nos. 33-
62224,  333-19815,  333-23423  and 333-52461)  of our report  dated October 12,
1998, on our audits of the financial statements of Emisphere Technologies, Inc.
as of July 31, 1998 and 1997, and for each of the three years in the period ended July 31, 1998, which report is included in this Annual Report on Form 10-K.


                                        PricewaterhouseCoopers LLP

New York, New York
October 28, 1998

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Emisphere Technologies, Inc. on Form S-8 (File Nos. 33-44516, 33-46026, 33-
62226, 33-88598, 333-2751, 333-29981 and 333-52547) and Form S-3 (File Nos. 33-
62224, 333-19815,  333-23423 and  333-52461) of  our  report  dated October  8,
1998, on  our audits of the financial statements of Ebbisham Limited as of July
31, 1998 and 1997, and for the period from September 26, 1996 (inception) to July 31, 1997, the year ended July 31, 1998 and the cumulative period from September 26, 1996 (inception) to July 31, 1998, which report is included in this Annual Report on Form 10-K.


                                        PricewaterhouseCoopers LLP

New York, New York
October 28, 1998
