Form 10-K/A
period 1998-07-31
EMISPHERE TECHNOLOGIES INC
filed 1998-11-30
CIK 805326

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ________________________

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of October 21, 1998, the aggregate market value of registrant's common stock held by non-affiliates was approximately $81,000,000, based on a closing sale price of $7.50 per share, and 10,999,740 shares of registrant's common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                    None

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A of Emisphere Technologies, Inc. (the "Company") amends and restates Item 10, Item 11, Item 12 and Item 13 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Set forth below is certain information regarding the executive officers and directors of the Company:

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

  Michael M. Goldberg, M.D. has served as Chairman of the Board of Directors since November 1991 and as Chief Executive Officer and a director of the Company since August 1990. In addition, Dr. Goldberg served as President from August 1990 to October 1995. Dr. Goldberg received a B.S. degree from
Rensselaer Polytechnic Institute and an M.D. from Albany Medical College of Union University in 1982 and an M.B.A. from Columbia University Graduate School of Business in 1985. Pursuant to an Employment Agreement dated as of October 6, 1995 between Dr. Goldberg and the Company, Dr. Goldberg is to serve as Chairman and Chief Executive Officer until July 31, 2000 and the Company is to use its best efforts to elect Dr. Goldberg as a director.

  Sam J. Milstein, Ph.D. has been with the Company since September 1990, as a director and Chief Scientific Officer since November 1991, as President since October 1995, as Secretary since December 1990 and as a Co-Director of Science and of Research and Development prior to November 1991. In addition, Dr. Milstein served as Executive Vice President from November 1990 to October 1995. Dr. Milstein received a B.S. degree from The City College of New York in 1970, an M.S. in physical chemistry from the University of New Brunswick in 1975 and a Ph.D. in biochemistry from New York University in 1980. Pursuant to an Employment Agreement dated as of October 6, 1995 between Dr. Milstein and the Company, Dr. Milstein is to serve as President and Chief Scientific Officer until July 31, 2000 and the Company is to use its best efforts to elect Dr. Milstein as a director.

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

Section 16(a) Beneficial Ownership Reporting and Compliance

     Based solely on a review of the reports under Section 16(a) of the Exchange Act and representations furnished to the Company during the last fiscal year, the Company believes that each of the persons required to file such reports is in compliance with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the aggregate compensation paid by the Company for the three fiscal years ended July 31, 1997 to the Company's Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 during the last fiscal year:

                          SUMMARY COMPENSATION TABLE

                             Fiscal      Annual            Stock
Name and Principal Position   Year   Compensation(1)   Option Grants   Other(2)
---------------------------- ------  --------------- ----------------- --------
Michael M. Goldberg.........  1998      $388,506       6,687            $9,792
 Chairman of the Board and    1997       359,880       4,985 shares(3)   4,750
 Chief Executive Officer      1996       335,349     756,749 shares      4,620

Sam J. Milstein.............  1998      $280,900       4,662            $9,792
 President, Chief Scientific  1997       312,904       4,253 shares(3)   4,750
 Officer and Secretary        1996       287,683     555,903 shares      3,850

Robert A. Baughman, Jr......  1998      $175,000       2,844            $7,000
 Senior Vice President and    1997       195,337      22,724 shares      4,750
 Director of Development      1996       180,154       3,664 shares      3,175

Lewis H. Bender.............  1998      $180,096       3,052            $7,000
 Senior Vice President,       1997       144,479      51,843 shares      2,748
 Business Development         1996       120,125      77,396 shares      2,032

Barry B. Kanarek............  1998      $ 65,625     126,611 shares     $  -
 Senior Vice President,
 Clinical Affairs and
 Chief Medical Officer (4)
_______________________________
(1) Annual compensation consists solely of base salary except that Drs. Goldberg, Milstein and Baughman and Mr. Bender were also paid in lieu of earned vacations $40,190, $0, $0 and $10,096, respectively, during the 1998 fiscal year, $31,280, $38,231, $22,212 and $0, respectively, during the 1997 fiscal year and $25,349, $33,873, $20,154 and $0, respectively, during the 1996 fiscal year. As to each individual named, the aggregate amounts of all perquisites and other personal benefits, securities and property not included in the summary compensation table above or described below do not exceed the lesser of $50,000 or 10% of the annual compensation.

(2) Other compensation consists solely of matching contributions made by the Company under a defined contribution plan available to substantially all employees.

(3) Does not include options with respect to 562,315 shares for Dr. Goldberg and 346,716 shares for Dr. Milstein originally granted in 1992 in connection with each of their respective employment agreements. By resolution of the Company's Board of Directors adopted during the 1997 fiscal year, such options were deemed for all purposes to have been granted under the Company's 1991 Stock Option Plan with respect to 262,315 shares for Dr. Goldberg and 146,716 shares for Dr. Milstein and under the Company's 1995 Non-Qualified Stock Option Plan with respect to 300,000 shares for Dr. Goldberg and 200,000 shares for Dr. Milstein. The Board also extended from July 31, 1997 to July 31, 2002 the expiration dates for such options.

(4) Dr. Kanarek became an executive officer of the Company in June of 1998.

     The following table sets forth certain information relating to stock option grants to the executive officers named above during the fiscal year ended July 31, 1998:

        STOCK OPTION GRANTS DURING THE FISCAL YEAR ENDED JULY 31, 1998

                                         Percent                         Potential Realizable
                                        of Total                           Value at Assumed
                            Number       Option                         Annual Rates of Stock
                           of Shares     Shares     Exercise              Price Appreciation
                          Underlying     Granted     Price     Expir-      for Option Term
                            Options      to Em-       per      ation    ----------------------
 Name                     Granted<F1>  ployees<F2>   Share      Date        5%         10%
-----------------------   -----------  -----------  --------  --------  ----------  ----------
Michael M. Goldberg....        975         <F3>      $13.76     2/1/98  $    2,368  $    2,368
                               920         <F3>       14.025    5/1/98       2,277       2,277
                             2,161         <F3>        7.44     8/1/98       2,837       2,837
                             2,631         <F3>        6.27    11/1/98       2,837       2,837

Sam J. Milstein........        786         <F3>      $13.76     2/1/98  $    1,909  $    1,909
                               751         <F3>       14.025    5/1/98       1,859       1,859
                             1,416         <F3>        7.44     8/1/98       1,859       1,859
                             1,709         <F3>        6.27    11/1/98       1,859       1,859

Robert A. Baughman, Jr.        490         <F3>      $13.76     2/1/98  $    1,190  $    1,190
                               468         <F3>       14.025    5/1/98       1,158       1,158
                               822         <F3>        7.44     8/1/98       1,079       1,079
                             1,064         <F3>        6.27    11/1/98       1,158       1,158

Lewis H. Bender........        462         <F3>      $13.76     2/1/98  $    1,122  $    1.122
                               441         <F3>       14.025    5/1/98       1,091       1,091
                             1,085         <F3>        7.44     8/1/98       1,425       1,425
                             1,064         <F3>        6.27    11/1/98       1,158       1,158

Barry B. Kanarek.......    125,000         30.1%     $14.50     6/4/08  $1,139,872  $2,888,658
                             1,611         <F3>        6.27    11/1/98       1,737       1,737
____________________________

<F1>Options that  expired in 1998 were all granted under the Company's Employee
    Stock Purchase Plan or Non-Qualified Employee Stock Purchase Plan at exercise prices equal to the lower of the fair market value on the date of grant or 85% of the fair market value on the date of exercise. Options expiring in 2008 were all granted under the Company's 1991 Stock Option Plan at prices equal to the fair market value on the date of grant.

<F2>The total  number of  option shares  granted during the 1998 fiscal year to employees includes 75,174 shares under the Company's Employee Stock Purchase Plan or Non-Qualified Employee Stock Purchase Plan and 340,272 shares under the Company's 1991 Stock Option Plan.

<F3>Less than 1.0%

     The following table sets forth information as to the exercises of options during the fiscal year ended July 31, 1998 and the number and value of unexercised options held by the executive officers named above as of July 31, 1998:

            AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

                            Exercises During
                             the Fiscal Year            Number of
                          ---------------------     Shares Underlying        Value of Unexercised
                           Number                  Unexercised Options     In-the-Money Options<F1>
                             of                   -----------------------  ------------------------
                           Shares      Value          Exer-      Unexer-      Exer-       Unexer-
Name                      Acquired   Realized        cisable     cisable     cisable      cisable
-----------------------   --------  -----------   -------------  --------  ------------  ----------
Michael M. Goldberg....      748    $ 2,051<F2>   1,337,497<F6>   300,000   $1,554,833    $600,000
                             850      2,544<F3>
                             975     40,298<F4>
                             920      2,323<F5>

Sam J. Milstein........      603    $ 1,653<F2>     767,757       220,000   $  921,058   $440,000
                             844      2,050<F3>
                             786     31,860<F4>
                             751      2,134<F5>

Robert A. Baughman, Jr.      398    $ 1,058<F2>     135,268          -      $   31,222       -
                             592      1,313<F3>
                             490     20,199<F4>
                             468      1,237<F5>

Lewis H. Bender........      351    $   827<F2>      53,176        88,800   $  133,117   $122,175
                             427      1,026<F3>
                             462     11,104<F4>
                             441        946<F5>

Barry B. Kanarek.......       -          -          125,000          -            -          -

_______________________________

<F1>Based on a closing price of $10.625 on July 31, 1998 on the Nasdaq National
    Market.

<F2>Based on a closing price of $19.00 on August 1, 1997, the date of exercise, on the Nasdaq National Market.

<F3>Based  on a  closing price  of $19.375  on November  1, 1997,  the date  of exercise, on the Nasdaq National Market.

<F4>Based  on a  closing price  of $16.188  on February  2, 1998,  the date  of exercise, on the Nasdaq National Market.

<F5>Based on a closing price of $16.50 on May 1, 1998, the date of exercise, on the Nasdaq National Market.

<F6>Includes  130,000 shares with respect to which Dr. Goldberg has transferred options to members of his family and with respect to which Dr. Goldberg disclaims beneficial interest.

Compensation of Directors

     Directors receive no cash compensation in their capacity as directors. Directors who are not employees of the Company receive, pursuant to the
Company's Stock Option Plan for Outside Directors (the "Directors Plan"), options to purchase shares of the Common Stock. Messrs. Hutt and Pack and Drs. Goyan and Greene have each received an initial option to purchase 70,000 shares under the Directors Plan in effect prior to January 29, 1997. Under the Directors Plan as currently in effect, Dr. Robinson and Mr. Levenson have each received an initial option to purchase 35,000 shares and Messrs. Hutt and Pack and Dr. Goyan have each received an additional option to purchase 21,000 shares. The exercise prices are $13.00 per share for the initial options granted to Dr. Goyan and Messrs. Hutt and Pack, $8.625 for the initial option granted to Dr. Greene, $23.50 for the initial option granted to Dr. Robinson, $6.125 for the initial option granted to Mr. Levenson and $13.75 for the additional options granted to Messrs. Hutt and Pack and Dr. Goyan. In the event the holder of an option ceases to serve as a director of the Company, the option may be exercised with respect to the fully vested shares within six months thereafter and will terminate immediately with respect to all unvested shares.

     In addition, for each meeting of the Board or a committee thereof attended, directors have a right to receive, pursuant to the Directors Deferred Compensation Stock Plan, a number of shares of the Common Stock, based on the closing price of the Common Stock on the date of the meeting and an amount determined by the Board as compensation for the meeting. For meetings attended during the 1997 fiscal year, Drs. Goyan, Greene and Robinson and Messrs. Hutt and Pack each earned the right to receive 114 shares.

Employment Agreements

     The Company has entered into employment agreements with Michael M. Goldberg, M.D. and Sam J. Milstein, Ph.D., expiring on July 31, 2001. Pursuant to the agreements, Dr. Goldberg is to serve as Chairman and Chief Executive Officer of the Company at an annual salary of $369,215 for the 1998 fiscal year to increase at 6% per year, Dr. Milstein is to serve as President and Chief Scientific Officer at an annual salary of $297,754 for the 1998 fiscal year to increase at 6% per year and both are to be nominated to serve as members of the Board of Directors. Also pursuant to the agreements, Dr. Goldberg was granted an option to purchase 750,000 shares of the Common Stock and Dr. Milstein was granted an option to purchase 550,000 shares. The options have an exercise price of $8.625 per share and they expire on October 5, 2005 except that they become earlier exercisable if the Company achieves certain milestones, with the rate in no event being greater than either 25% of the shares for each milestone achieved or 20% of the shares in any employment year. The Company milestones required for exercisability of the options are (i) execution of a collaboration agreement providing for the commercialization of a product utilizing the Company's drug delivery technology and the payment of a royalty to the Company,
(ii) one or more financings by the Company that provide aggregate net proceeds of at least $15,000,000 and (iii) any subsequent such collaboration agreement or such financings.

     The agreements provide that, upon (i) termination by the Company either without cause or for any reason following a Change of Control (as defined in the agreements) or (ii) termination by Dr. Goldberg or Dr. Milstein, as the case may be, following an uncured breach or bankruptcy by the Company, the Company will make severance payments equal to the greater of (i) the compensation payable under the agreements from the date of termination to July 31, 2001 or (ii) one year's compensation under the agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of October 16, 1998, except as noted, regarding the beneficial ownership of the Common Stock by (i) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each executive officer of the Company named below and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.

                                             Amount and Nature of      Percent
Name and Address of Beneficial Owner(1)     Beneficial Ownership(2)    of Class
-----------------------------------------   -----------------------    --------
Amerindo Investment Advisors Inc. and
 affiliates (3)..........................       1,162,300                10.6%
  One Embarcardero Center, Suite 2300
  San Francisco, California  94111-3162

Elan International Services Ltd..........         940,000                 8.5%
  102 St James Court
  Flatts Smiths FL04
  Bermuda

INVESCO PLC and affiliates (4)...........         962,450                 8.7%
  11 Devonshire Square
  London EC2M 4YR
  England

Michael M. Goldberg, M.D.................       1,248,516(5)             10.2%
Sam J. Milstein, Ph.D....................         768,844                 7.0%
Howard M. Pack...........................         168,363(6)              1.5%
Jere E. Goyan, Ph.D......................          77,000                   *
Peter Barton Hutt, Esq...................          77,000                   *
Mark I. Greene, M.D., Ph.D...............          57,000                   *
Joseph R. Robinson, Ph.D.................           9,000                   *
Robert J. Levenson (7)...................           8,000                   *
Robert A. Baughman, Jr., Pharm.D., Ph.D..         139,088                 1.2%
Lewis H. Bender..........................          57,884                   *
Barry B. Kanarek, M.D., Ph.D.............             700                   *
All directors and executive officers
  as a group.............................       2,611,395(5)(6)(7)       19.2%
_______________________________
*Less than 1%
(1) Unless otherwise specified, the address of each beneficial owner is c/o the Company, 765 Old Saw Mill River Road, Tarrytown, New York 10591.
(2) The number of shares set forth for each director and executive officer of the Company includes the following number of shares with respect to which such individual has the right, exercisable within 60 days, to acquire beneficial ownership upon exercise of options granted by the Company:
                                              Number of Shares
                                              ----------------
       Dr. Goldberg.......................       1,207,497
       Dr. Milstein.......................         767,757
       Mr. Pack...........................          77,000
       Dr. Goyan..........................          77,000
       Mr. Hutt...........................          77,000
       Dr. Greene.........................          57,000
       Dr. Robinson.......................           9,000
       Dr. Baughman.......................         135,268
       Mr. Bender.........................          53,176
       All directors and executive
         officers as a group..............       2,460,698

(3) Based on a Schedule 13G/A filed February 13, 1998, Amerindo Investment Advisors Inc., a California corporation, Amerindo Investment Advisors, Inc., a Panama corporation, Alberto W. Vilar and Gary A. Tanaka share voting and dispositive power with respect to 1,162,300 shares.

(4) Based on a Schedule 13G/A filed February 12, 1998, INVESCO PLC, AMVESCAP PLC, AVZ, Inc., AIM Management Group Inc., AMVESCAP Group Services, Inc., INVESCO, Inc., INVESCO North American Holdings, Inc., INVESCO Capital Management, Inc., INVESCO Funds Group, Inc., INVESCO Management & Research, Inc. and INVESCO Realty Advisers, Inc., all of which are English corporations, share voting and dispositive power with respect to 962,450 shares.

(5) Does not include 130,000 shares with respect to which members of Dr. Goldberg's family have the right to acquire beneficial ownership upon exercise of options and with respect to which Dr. Goldberg disclaims beneficial ownership.

(6) Does not include 331,519 shares beneficially owned by various members of Mr. Pack's family, with respect to which Mr. Pack disclaims beneficial ownership.

(7) Includes 1,000 shares held by the Robert J. and Mira Levenson Family Foundation, with respect to which shares Mr. Levenson disclaims beneficial ownership


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Any information required by this Item is included in Item 11 and is incorporated herein by reference.

                                   SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EMISPHERE TECHNOLOGIES, INC.


Dated:  November 30, 1998               by /s/Michael M. Goldberg
                                        ----------------------------
                                         Michael M. Goldberg, M.D.
                                            Chairman and Chief
                                             Executive Officer