Form 10-Q
period 1998-10-31
EMISPHERE TECHNOLOGIES INC
filed 1998-12-15
CIK 805326

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ___________________

(Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended October 31, 1998

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                        Commission file number 1-10615


                         EMISPHERE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


                   DELAWARE                       13-3306985
          (State or jurisdiction of            (I.R.S. Employer
        incorporation or organization)      Identification Number)


          765 Old Saw Mill River Rd.                 10591
             Tarrytown, New York                  (Zip Code)
            (Address of principal
              executive offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of December 10, 1998 was: 10,981,694

                         EMISPHERE TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                               October 31, 1998


Part I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                   Page
                                                                 ----
          Condensed Balance Sheets                                 3
          Condensed Statements of Operations                       4
          Condensed Statement of Stockholders' Equity              5
          Condensed Statements of Cash Flows                       6
          Notes to Condensed Financial Statements                  7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS            9

Part II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        12

                         EMISPHERE TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                     July 31,       October 31,
                                                       1998            1998
                      Assets:                      ------------    ------------
Current assets:
  Cash and cash equivalents                        $21,358,308     $18,079,989
  Marketable securities                             13,469,733      13,406,832
  Receivable due from Ebbisham                       7,710,056       5,043,935
  Prepaid expenses and other current assets            729,587         698,111
                                                   ------------    ------------
       Total current assets                         43,267,684      37,228,867

Equipment and leasehold improvements, at cost,
  net of accumulated depreciation and amortization   9,619,856      10,859,765
Deferred finance cost, net of accumulated
  amortization of $67,500 and $135,000,
  respectively                                         742,500         675,000
Other assets                                            59,970          59,970
                                                   ------------    ------------
       Total assets                                $53,690,010     $48,823,602
                                                   ============    ============

       Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                 $   724,848     $   720,754
  Accrued compensation                                 266,000         266,000
  Accrued professional fees                            203,000         134,098
  Accrued interest expense                             168,750         337,500
  Accrued expenses                                     364,483         114,059
  Deferred revenue                                                     625,000
  Senior convertible notes, current portion          3,500,000       3,500,000
  Investment deficiency in Ebbisham Ltd.             6,583,670       2,744,438
                                                   ------------    ------------
       Total current liabilities                    11,810,751       8,441,849

Senior convertible notes                            10,000,000      10,000,000
Deferred lease liability                               598,111       1,824,544
                                                   ------------    ------------
       Total liabilities                            22,408,862      20,266,393

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized, none issued and outstanding
  Common stock, $.01 par value; 20,000,000 shares
    authorized; 11,037,238 shares issued
    (10,993,738 outstanding) at July 31, 1998;
    11,064,258 shares issued (11,020,758
    outstanding) at  October 31, 1998                  110,372         110,643
  Additional paid-in capital                        88,481,742      88,635,029
  Accumulated deficit                              (57,123,403)    (60,103,749)
  Accumulated other comprehensive income                 5,250         108,099
                                                   ------------    ------------
                                                    31,473,961      28,750,022
  Less, common stock held in treasury, at cost;
    43,500 shares                                     (192,813)       (192,813)
                                                   ------------    ------------
       Total stockholders' equity                   31,281,148      28,557,209
                                                   ------------    ------------
       Total liabilities and
         stockholders' equity                      $53,690,010     $48,823,602
                                                   ============    ============

See accompanying  notes to  financial statements.   The July 31, 1998 Condensed
Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                         EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  For the three months
                                                   ended October 31,
                                             ------------------------------
                                                 1997              1998
                                             ------------      ------------
 Revenues:
   Contract research revenues                $ 1,715,660       $ 3,579,061
                                             ------------      ------------

 Costs and expenses:
   Research and development                    2,666,518         4,299,353
   Loss in Ebbisham Ltd.                         914,084         1,160,768
   General and administrative                    963,196         1,360,193
                                             ------------      ------------
        Total operating expenses               4,543,798         6,820,314
                                             ------------      ------------
        Operating loss                        (2,828,138)       (3,241,253)

 Other income and expenses:
   Investment income                             485,882           481,990
   Interest expense                                               (236,250)
   Rental income                                                    15,167
                                             ------------      ------------
                                                 485,882           260,907
                                             ------------      ------------
        Net loss                             $(2,342,256)      $(2,980,346)
                                             ============      ============

 Net loss per share, basic and diluted         $ (0.22)          $ (0.27)
                                               ========          ========



               See accompanying notes to the financial statements

                                      EMISPHERE TECHNOLOGIES, INC.

                                   STATEMENTS OF STOCKHOLDERS' EQUITY

                                              (UNAUDITED)

                              For the three months ended October 31, 1998

                                                                         Accumulated
                                                                            Other         Common Stock
                           Common Stock       Additional                   Compre-      Held In Treasury                 Compre-
                       --------------------     Paid-in     Accumulated    hensive    ------------------                 hensive
                         Shares     Amount      Capital       Deficit      Income     Shares     Amount       Total        Loss
                       ----------  --------   -----------  ------------- -----------  ------  ----------  ------------ ------------
Balance,
 July 31, 1998         11,037,238  $110,372   $88,481,742  $(57,123,403)   $  5,250   43,500  $(192,813)  $31,281,148

Sale of common stock
 under employee stock
 purchase plans and
 exercise of options       27,020       271       153,287                                                     153,558
Change in net
 unrealized gain
 (loss) on marketable                                                       102,849                           102,849  $   102,849
 securities
Net (loss)                                                   (2,980,346)                                   (2,980,346)  (2,980,346)
                       ----------  --------   -----------  ------------- -----------  ------  ----------  ------------ ------------
Balance,
 October 31, 1998      11,064,258  $110,643   $88,635,029  $(60,103,749)   $108,099   43,500  $(192,813)  $28,557,209  $(2,877,497)


                               See accompanying notes to financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                Increase (Decrease) in Cash and Cash Equivalents


                                                        For the three months
                                                          ended October 31,
                                                     --------------------------
                                                         1997          1998
Cash flows from operating activities                 ------------  ------------
  Net loss                                           $(2,342,256)  $(2,980,346)
                                                     ------------  ------------
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Loss in Ebbisham Ltd.                              914,084     1,160,768
      Depreciation                                       117,423       361,066
      Amortization of (premium) discount on
        marketable securities                             (1,524)       20,773
      Amortization of deferred financing costs                          67,500
      Increase in deferred lease liability               101,767     1,226,433
      Change in assets and liabilities:
        (Increase) decrease in receivable due         (1,090,661)    2,666,121
          from Ebbisham Ltd.
        (Increase) decrease in prepaid expenses          (21,852)       31,476
          and other current assets
        Increase in deferred revenue                                   625,000
        Decrease in accounts payable and accrued
          expenses                                       (27,186)     (160,506)
        Increase in accrued interest payable                           168,750
        Increase in investment in Ebbisham Ltd.                     (5,000,000)
                                                     ------------  ------------
          Total adjustments                               (7,949)    1,167,381
                                                     ------------  ------------
          Net cash used in operating activities       (2,350,205)   (1,812,965)
                                                     ------------  ------------
Cash flows from investing activities:
  Capital expenditures                                  (308,348)   (1,763,889)
  Purchase of marketable securities                   (3,555,577)     (855,023)
  Proceeds from sales of marketable securities         2,146,365     1,000,000
                                                     ------------  ------------
          Net cash used in investing activities       (1,717,560)   (1,618,912)
                                                     ------------  ------------
Cash flows from financing activities:
  Proceeds from exercise of options and employee
    stock purchases                                      223,262       153,558
                                                     ------------  ------------
          Net cash provided by financing activities      223,262       153,558
                                                     ------------  ------------
          Net decrease in cash and cash equivalents   (3,844,503)   (3,278,319)

Cash and cash equivalents, beginning of period        22,398,967    21,358,308
                                                     ------------  ------------
          Cash and cash equivalents, end of period   $18,554,464   $18,079,989
                                                     ============  ============
Supplemental disclosure of non-cash investing
  and financing activity:
    Capital expenditure in accounts payable                        $   101,000
                                                                   ===========

                See accompanying notes to financial statements

                         EMISPHERE TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Interim Financial Statements:

     The interim Condensed Statements of Operations and Condensed Statements of Cash Flows for the three months ended October 31, 1997 and 1998, the Statement of Stockholders' Equity for the three months ended October 31, 1998 and the Condensed Balance Sheets as of July 31, and October 31, 1998, of Emisphere Technologies, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and Article 10 of
     Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

2.   Ebbisham Limited:

     During October 1996, Ebbisham Limited, the equally owned joint venture formed by the Company and Elan Corporation plc ("Ebbisham"), commenced operations. The Company accounts for its investment in Ebbisham in accordance with the equity method of accounting. Since Ebbisham's inception (September 1996), the Company has contributed capital to Ebbisham of approximately $5,010,000.

     Contract revenue from Ebbisham, with respect to services provided by the Company to Ebbisham, is recognized as the related services are rendered. Such revenue for the three months ended October 31, 1998 and 1997 totaled approximately $2,302,000 and $1,091,000, respectively.

     Selected financial data of Ebbisham as of October 31, 1998 and for the three months ended October 31, 1997 and 1998 is as follows:


                                            October 31, 1998
         Balance Sheet Data                 ----------------

           Cash                               $  4,222,000

           Accounts payable                   $  5,211,000

           Subordinated debt                  $ 14,500,000

           Stockholders' deficit              $(15,489,000)


                                              Three Months Ended
                                        ------------------------------
                                        October 31,        October 31,
                                            1997              1998
      Statement of Operations Data      ------------      ------------

       Total Revenue                    $    26,000       $    30,000

       Total Expenses                    (1,406,000)       (2,351,000)

            Net Loss                    $(1,380,000)      $(2,321,000)

3.   Net Loss Per Share:

     The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common Shares outstanding. For the three months ended October 31, 1998, and 1997, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:


                              Net Loss             Shares          Per Share
                             (Numerator)        (Denominator)        Amount
                             ------------       -------------      ---------
     Three months ended
     October 31, 1998-
     basic and diluted       $(2,980,346)         11,004,808        $(0.27)
                             ============         ==========        =======
     Three months ended
     October 31, 1997-
     basic and diluted       $(2,342,256)         10,695,469        $(0.22)
                             ============         ==========        =======


     Options and shares of common stock issuable upon conversion of Notes and related accrued interest which have been excluded from the diluted per share amount because their effect would have been antidilutive, include the following:

                                     1997                        1998
                             ---------------------       ---------------------
                                          Weighted                    Weighted
                                           average                     average
                                          exercise                    exercise
                              Number        price         Number        price
                             ---------    --------       --------     --------
     Options with
     exercise prices
     below the average
     fair market value
     of the Company's
     common stock
     for the respective
     period                  4,213,262      $10.74        316,588        $4.18

     Options with
     exercise prices
     above the average
     fair market value
     of the Company's
     common stock
     for the respective
     period                     87,400       $21.56     3,978,199       $11.14

     Notes and
     accrued interest                                   1,033,750


4.   Adoption of Statement of Financial Accounting Standards No. 130

     The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. The disclosures required by SFAS No. 130 for the three months ended October 31, 1998 have been included in the Statement of Stockholders' Equity. For the three months ended October 31, 1998, and 1997, the components of comprehensive loss were:

                                               1997               1998
                                           ------------       ------------
     Net Loss                              $(2,342,256)       $(2,980,346)

     Change in net unrealized gain
       on marketable securities                 (1,534)           102,849

          Total comprehensive loss         $(2,343,790)       $(2,877,497)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: uncertainties related to future test results and viability of the Company's product candidates, which are in the early stages of development; the need to obtain regulatory approval for the Company's product candidates; the Company's dependence on partnerships with pharmaceutical companies to develop, manufacture and commercialize products using the Company's drug delivery technologies; the Company's dependence on the success of its joint venture with Elan Corporation plc ("Elan") for the development and commercialization of an oral heparin and low molecular weight heparin product, its strategic alliance with Eli Lilly and Company ("Lilly") for the development and commercialization of certain of Lilly's therapeutic proteins and its research collaboration with Novartis Pharma AG to investigate the Company's technology for oral delivery of two selected Novartis compounds; the risk of technological obsolescence and risks associated with the Company's highly competitive industry; the Company's dependence on others to manufacture the Company's chemical compounds; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials; the Company's dependence on key personnel; the quality, judgment and strategic decisions of management and other personnel; uncertain availability of third-party reimbursement for commercial medical products; and general business and economic conditions; and other factors referenced in the Company's report on Form 10-K for the fiscal year ended July 31, 1998.

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


Three Months Ended October 31, 1998 vs. Three Months Ended October 31, 1997:

     For the three months ended October 31, 1998, the Company recognized $3,579,000 of contract research revenue compared to $1,716,000 of contract research revenues for the three months ended October 31, 1997. The majority of contract research revenue for the three months ended October 31, 1998 consisted of revenues from Ebbisham Ltd. of $2,300,000 and research funding payments from Lilly and Novartis. For the three months ended October 31, 1997, contract revenue consisted of revenues from Ebbisham Ltd. of $1,091,000 and a payment from Lilly.

     Total operating  expenses for  the fiscal  quarter ended  October 31 1998,
increased by  approximately $2,277,000  or 50%,   as  compared  to  the  fiscal
quarter ended October 31, 1997.  The details of this increase are as follows:

     Research and development costs increased by approximately $1,633,000, or 61%, in the fiscal quarter ended October 31, 1998, as compared to the fiscal quarter ended October 31, 1997. This increase is mainly attributable to increased personnel and laboratory supply costs in connection with the collaborations with Lilly, Novartis and the ongoing clinical trials work for heparin. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts, perform services related to the manufacturing of the Company's carriers, and consult on the Company's ongoing clinical studies with heparin. The Company also experienced an increase in rent and operating expense in connection with a new lease for laboratory space. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

     The loss in Ebbisham Ltd. increased by approximately $247,000, or 27%, in the fiscal quarter ended October 31, 1998, as compared to the fiscal quarter ended October 31, 1997. This increase is attributable to increased cost associated with the ongoing clinical development of heparin. The costs associated with Ebbisham may increase substantially depending upon the agreed timing and scope of future research and development efforts.

     General and administrative expenses increased by approximately $397,000, or 41%, in the fiscal quarter ended October 31, 1998, as compared to the fiscal quarter ended October 31, 1997. This increase is primarily the result an increase in personnel and related expenses associated with an increase in administrative staff positions, of costs associated with the ongoing computer consulting to improve the Company's information system and rent and operating expense in connection with a new lease for office space. This was partially offset by a decrease in legal and professional fees paid in connection with the application and issuance of patents on the Company's technology.

     As a result of these factors, the Company's operating loss for the quarter ended October 31, 1998 increased by $413,000, or 15%, as compared to the quarter ended October 31, 1997. The Company does not expect to generate an operating profit, and may possibly generate larger losses, in the foreseeable future.

     The Company's other income and expenses for the quarter ended October 31, 1998 decreased by $225,000, or 46%, from the quarter October 31, 1997. The decrease is primarily the result of interest expense which the Company accrued on $13,500,000, 5% senior convertible notes due May 1, 2001and amortization of deferred financing costs incurred in obtaining the notes.

     Based on the above, the Company sustained a net loss for the first quarter of fiscal 1999 of $2,980,000, a 27% increase over the 1998 fiscal first quarter loss of $2,342,000.

Liquidity and Capital Resources

     As of October 31, 1998 the Company had working capital of approximately $28,787,000. Total cash, cash equivalents and marketable securities were approximately $31,487,000, a decrease of $3,341,000 compared to the Company's position at July 31, 1998. The decrease in the Company's cash, cash equivalents and marketable securities was primarily due to cash used to fund capital expenditures of $1.8 million and first quarter 1999 operations of $1.8 million. The decrease was partially offset by proceeds from the exercise of options.

     The Company expects to continue to incur substantial research and development expenses associated with the development of the Company's oral drug delivery system. As a result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase. The Company expects to need substantial resources to continue its research and development efforts. In addition, the Company is obligated to fund one-half of Ebbisham's future cash needs upon the venture's request. The Company anticipates that its share of the funding requirements will be $10,000,000 over the next twelve months. In August 1998, the Company loaned Ebbisham Ltd. $5,000,000 to cover past costs incurred by Ebbisham Ltd. The Company expects the research funding received from Lilly and Novartis to approximate the costs to be incurred by the Company in connection with the development of each of the Company's projects. Under present operating assumptions, the Company expects that cash, cash equivalents and marketable securities will be adequate to meet its liquidity and capital requirements through fiscal 2000. Thereafter, the
Company would need to seek additional funds, primarily in the public and private equity markets and, to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms. If adequate funds were not available, the Company would be required to delay, scale back, or eliminate one or more of its research and development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish. The Company does not maintain any credit lines with financial institutions.

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

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 Business systems failures and has established a team to address Year 2000 risk. The team is reviewing the Company's internal infrastructure and believes that it has identified substantially all of the major Business systems used in connection with its internal operations. The Company has commenced the process of identifying and correcting the major Business systems that may need to be modified, upgraded, or replaced, and expects to complete this process, along with remedial actions before the end of fiscal 1999. Costs incurred to date to correct Year 2000 problems have been immaterial. The Company estimates the total cost to complete any required modifications, upgrades, or replacements of affected Business systems will not have a material impact on the Company's business or results of operations.
This estimate is being monitored and will be revised, if necessary, as additional information becomes available.

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

     THE DISCUSSION OF THE COMPANY'S EFFORTS, ESTIMATES, AND CONCLUSIONS HEREIN CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. THE COMPANY?S ABILITY TO ACHIEVE YEAR 2000 COMPLIANCE AND THE LEVEL OF INCREMENTAL COSTS ASSOCIATED THEREWITH, COULD BE ADVERSELY IMPACTED BY, AMONG OTHER THINGS, THE AVAILABILITY AND COST OF MODIFICATIONS, OUR ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 PROBLEM, AND UNANTICIPATED PROBLEMS IDENTIFIED IN THE ONGOING COMPLIANCE REVIEW.

Part II.  OTHER INFORMATION


     (a)  Reports on Form 8-K

     During the period covered by this report, the registrant filed a Current Report on Form 8-K dated October 1, 1998 reporting Item 4 Change in Registrant's Certifying Accountants and including no financial statements.

                                   SIGNATURE



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Emisphere Technologies, Inc.

Dated:   December 15, 1998              by /s/ Joseph D. Poveromo
                                        ----------------------------
                                        Joseph D. Poveromo, C.P.A.
                                        Controller (Principal Financial
                                        and Accounting Officer)