Form 10-Q
period 1999-01-31
EMISPHERE TECHNOLOGIES INC
filed 1999-03-16
CIK 805326

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended January 31, 1999

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________




                        Commission file number 1-10615




                         EMISPHERE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


                   DELAWARE                       13-3306985
          (State or jurisdiction of            (I.R.S. Employer
        incorporation or organization)      Identification Number)


         765 Old Saw Mill River Road                 10591
             Tarrytown, New York                  (Zip Code)
            (Address of principal
              executive offices)

                                (914) 347-2220
             (Registrant's telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to
     such filing requirements for at least the past 90 days.  Yes  X   No
                                                                  ---     ---


     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of March 11, 1999 was: 12,092,083

                         EMISPHERE TECHNOLOGIES, INC.

                               TABLE OF CONTENTS


                               January 31, 1999


                                                                      Page
                                                                      -----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial  Statements:
          Condensed Balance Sheets                                      3
          Condensed Statements of Operations                            4
          Condensed Statement of Stockholders' Equity                   5
          Condensed Statements of Cash Flows                            6
          Notes to Condensed Financial Statements                      7-9

Item 2.   Management's  Discussion and Analysis of
          Financial Condition and Results of Operations               10-13

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders          14

Item 6.   Exhibits and Reports on Form 8-K                             15

                         EMISPHERE TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                       July 31.    January 31.
                                                         1998          1999
                       Assets:                      -------------  ------------
Current assets:
  Cash and cash equivalents                          $21,358,308   $13,715,779
  Marketable securities                               13,469,733    13,389,221
  Receivable due from Ebbisham Ltd.                    7,710,056     7,971,444
  Receivable due from Novartis Pharma AG                               208,333
  Prepaid expenses and other current assets              729,587       765,847
                                                     ------------  ------------
       Total current assets                           43,267,684    36,050,624

Equipment and leasehold improvements, at cost,
  net of accumulated depreciation and amortization     9,619,856    11,427,094
Deferred finance costs (Note 5)                          742,500        46,233
Other assets                                              59,970        60,164
                                                     ------------  ------------
       Total assets                                  $53,690,010   $47,584,115
                                                     ============  ============


       Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                   $   724,848   $ 1,937,759
  Accrued compensation                                   266,000       266,000
  Accrued professional fees                              203,000       119,000
  Accrued interest expense                               168,750       139,141
  Accrued clinical trial expenses                                    1,500,000
  Accrued expenses                                       364,483       161,622
  Deferred revenue                                                     208,333
  Senior convertible notes, current portion            3,500,000     3,771,741
  Investment deficiency in Ebbisham Ltd.               6,583,670     4,296,362
                                                     ------------  ------------
       Total current liabilities                      11,810,751    12,399,958

Senior convertible notes                              10,000,000
Deferred lease liability                                 598,111     1,899,727
                                                     ------------  ------------
       Total liabilities                              22,408,862    14,299,685

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized,  none issued and outstanding
  Common stock, $.01 par value; 20,000,000 shares
    authorized; 11,037,238 shares issued
    (10,993,738 outstanding) at July 31,1998;
    12,126,244 shares issued (12,082,744
    outstanding) at January 31, 1999                     110,372       121,262
  Additional paid-in capital                          88,481,742    98,544,458
  Accumulated deficit                                (57,123,403)  (65,248,248)
  Accumulated other comprehensive income                   5,250        59,771
                                                     ------------  ------------
                                                      31,473,961    33,477,243
  Less, common stock held in treasury, at cost;
    43,500 shares                                       (192,813)     (192,813)
                                                     ------------  ------------
       Total stockholders' equity                     31,281,148    33,284,430
                                                     ------------  ------------

       Total liabilities and stockholders' equity    $53,690,010   $47,584,115
                                                     ============  ============


See accompanying  notes to  financial statements.   The July 31, 1998 Condensed
Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                         EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                     For the three months           For the six  months
                                       ended January 31,             ended January 31,
                                  ---------------------------   ---------------------------
                                      1998           1999           1998           1999
                                  ------------   ------------   ------------   ------------
Contract research revenues         $3,408,563     $4,452,039     $5,124,223     $8,031,100
                                  ------------   ------------   ------------   ------------
Costs and expenses:
  Research and development          3,973,263      6,687,345      6,639,781     10,986,698
  Loss in Ebbisham Ltd.             1,280,538      1,551,924      2,194,622      2,712,692
  General and administrative        1,247,386      1,649,329      2,210,582      3,009,522
                                  ------------   ------------   ------------   ------------
     Total operating expenses       6,501,187      9,888,598     11,044,985     16,708,912
                                  ------------   ------------   ------------   ------------
     Operating (loss)              (3,092,624)    (5,436,559)    (5,920,762)    (8,677,812)

Other income and expenses:
  Investment income                   456,597        404,264        942,479        886,254
  Interest expense                                  (161,618)                     (397,868)
  Rental income                                       49,414                        64,581
                                  ------------   ------------   ------------   ------------
                                      456,597        292,060        942,479        552,967
                                  ------------   ------------   ------------   ------------
      Net (loss)                  $(2,636,027)   $(5,144,499)   $(4,978,283)   $(8,124,845)
                                  ============   ============   ============   ============

 Net (loss) per share-basic
   and diluted                       $(0.25)        $(0.45)        $(0.47)        $(0.72)
                                     =======        =======        =======        =======







               See accompanying notes to the financial statements

                                     EMISPHERE TECHNOLOGIES, INC.

                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                             (Unaudited)

                              For the six months ended January 31, 1999


                                                                            Accumu-
                                                                             lated
                                                                             Other       Common Stock
                             Common Stock     Additional                    Compre-    Held In Treasury                   Compre-
                        --------------------    Paid-in     Accumulated     hensive   ------------------                  hensive
                          Shares     Amount     Capital       Deficit       Income    Shares    Amount       Total         loss
                        ----------  --------  -----------  -------------    -------   ------  ----------  -----------  ------------
Balance,
 July 31, 1998          11,037,238  $110,372  $88,481,742  $(57,123,403)    $ 5,250   43,500  $(192,813)  $31,281,148

Sale of common stock
 under employee stock
 purchase plans and
 exercise of options        89,404       894      613,244                                                     614,138
Conversion of senior
 convertible debt, net
 of adjustments            999,602     9,996    9,449,472                                                   9,459,468
Change in net
 unrealized gain
 on marketable
 securities                                                                  54,521                            54,521       54,521
Net loss for the six
 months ended January
 31, 1999                                                    (8,124,845)                                   (8,124,845)  (8,124,845)
                        ----------  --------  -----------  -------------    -------   ------  ----------  -----------  ------------
Balance,
 January 31, 1999       12,126,244  $121,262  $98,544,458  $(65,248,248)    $59,771   43,500  $(192,813)  $33,284,430  $(8,070,324)
                        ==========  ========  ===========  =============    =======   ======  ==========  ===========  ============



                   See accompanying notes to financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

               Increase (Decrease) in Cash and Cash Equivalents

                                                      For the six months ended
                                                            January 31,
                                                     --------------------------
                                                         1998          1999
                                                     ------------  ------------
Cash flows from operating activities:
  Net loss                                           $(4,978,283)  $(8,124,845)
                                                     ------------  ------------
  Adjustments to reconcile net loss to net cash
    (used in) operating activities:
      Loss in Ebbisham Ltd.                            2,194,622     2,712,692
      Depreciation                                       235,885       758,950
      Amortization of (premium)discount on
        marketable securities                                           41,887
      Amortization of deferred finance costs                           112,500
      Increase in deferred lease liability               255,701     1,301,616
      Realized gain on sale of marketable
        securities                                      (14,123)
      Noncash compensation in connection with
        issuance of equity securities                    295,000
  Change in assets and liabilities:
    (Increase) in  receivable due from Ebbisham
      and Novartis                                    (2,874,224)     (469,721)
    (Increase) in prepaid expenses and other
      current assets                                    (187,234)      (36,260)
    Increase in deferred revenue                                       208,333
    (Increase) in other assets                                            (194)
    Increase in accounts payable and
      accrued expenses                                    69,289       932,100
    Increase in accrued interest payable                               285,368
    Increase in accrued clinical trial expenses                      1,500,000
    (Increase) in investment in
      Ebbisham Ltd.                                                 (5,000,000)
                                                     ------------  ------------
         Total adjustments                               (25,084)    2,347,271
                                                     ------------  ------------
         Net cash (used in) operating activities      (5,003,367)   (5,777,574)
                                                     ------------  ------------
Cash flows from investing activities:
  Capital expenditures                                (1,262,120)   (2,572,238)
  Purchase of marketable securities                   (3,557,975)   (2,352,444)
  Proceeds from sales of marketable securities         4,786,263     2,445,589
                                                     ------------  ------------
         Net cash (used in) investing activities         (33,832)   (2,479,093)
                                                     ------------  ------------
Cash flows from financing activities:
  Proceeds from exercise of options and employee
    stock purchases                                      321,899       614,138
                                                     ------------  ------------
         Net cash provided by financing
           activities                                    321,899       614,138
                                                     ------------  ------------
         Net (decrease) in cash and cash
           equivalents                                (4,715,300)   (7,642,529)

Cash and cash equivalents, beginning of period        22,398,967    21,358,308
                                                     ------------  ------------
         Cash and cash equivalents, end of period    $17,683,667   $13,715,779
                                                     ============  ============
Supplemental disclosure of non-cash investing
  and financing activities:
    Capital expenditures in accounts payable         $ 1,185,391   $   257,440
                                                     ============  ============
    Conversion of debt, including accrued
      interest, to equity, net of adjustments                      $ 9,459,468
                                                                   ============

                See accompanying notes to financial statements

                         EMISPHERE TECHNOLOGIES, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS

  1.   Interim Financial Statements:

       The interim Condensed Statements of Operations for the three months and six months ended January 31, 1998 and 1999 and Condensed Statements of Cash Flows for the six months ended January 31, 1998 and 1999, and the Condensed Balance Sheets as of July 31, 1998 and January 31, 1999, of Emisphere Technologies, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

  2.   Elan-Emisphere Venture

       During October 1996, Ebbisham Limited, the equally owned joint venture formed by the Company and Elan Corporation plc ("Ebbisham"), commenced operations. The Company accounts for its investment in Ebbisham in accordance with the equity method of accounting. Since Ebbisham's inception (September 1996), the Company has contributed capital to Ebbisham of approximately $5,010,000.

       Contract revenue from Ebbisham, with respect to services provided by the Company to Ebbisham, is recognized as the related services are rendered. Such revenue for the three and six months ended January 31, 1999 totaled approximately $5,230,000 and $2,928,000, respectively, as compared to $1,784,000 and $2,874,000, respectively, for the three and six months ended January 31, 1998.

       Selected financial data of Ebbisham as of January 31, 1999 and for the three and six months ended January 31, 1999 and 1998 is as follows:

       Balance Sheet Data               January 31, 1999
                                        ----------------
         Cash                             $  4,170,000
         Accounts payable                    8,263,000
         Subordinated debt                  14,500,000
         Stockholders' deficit             (18,593,000)


       Statement of Operations Data
                           Three Months Ended           Six Months Ended
                       --------------------------  --------------------------
                        January 31,   January 31,   January 31,   January 31,
                           1998          1999          1998          1999
                       ------------  ------------  ------------  ------------
        Total Revenue  $     8,400   $    73,000   $    16,400      $103,000
        Total Expenses   2,569,400     3,177,000     4,405,400     5,528,000
                       ------------  ------------  ------------  ------------
        Net Loss       $(2,561,000)  $(3,104,000)  $(4,389,000)  $(5,425,000)
                       ============  ============  ============  ============

3.   Net Loss Per Share

     The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common Shares outstanding. For the three months and six months ended January 31, 1999 and 1998, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted loss per share are as follows:

                                       Net Loss        Shares       Per Share
                                     (Numerator)    (Denominator)     Amount
                                     ------------   -------------   ---------
     Three months ended January
       31, 1998-basic and diluted    $(2,636,027)      10,708,546    $(0.25)

     Three months ended January
       31, 1999-basic and diluted    $(5,144,499)      11,477,816    $(0.45)

     Six months ended January 31,
       1998-basic and diluted        $(4,978,283)      10,702,008    $(0.47)

     Six months ended January 31,
       1999-basic and diluted        $(8,124,845)      11,241,309    $(0.72)


     Options which  have been  excluded from  the diluted  per  share  amount
     because  their  effect  would   have  been   antidilutive,  include  the
     following:

                                   Three months ended January 31,               Six months ended January 31,
                             -----------------------------------------   -----------------------------------------
                                     1998                  1999                  1998                  1999
                             -------------------   -------------------   -------------------   -------------------
                                          Wtd.                  Wtd.                  Wtd.                  Wtd.
                                          Avg.                  Avg.                  Avg.                  Avg.
                                        Exercise              Exercise              Exercise              Exercise
                              Number     Price      Number     Price      Number     Price      Number     Price
                             ---------  --------   ---------  --------   ---------  --------   ---------  --------
Options with exercise
 prices below the average
 fair market value of the
 Company's common stock for
 the respective period       4,158,067   $10.49    3,767,511   $ 9.48    4,313,839   $10.78    2,392,206   $ 8.18
                             =========   ======    =========   ======    =========   ======    =========   ======
Options with exercise
 prices above the average
 fair market value of the
 Company's common stock for
 the respective period         253,422   $19.63      430,550   $16.65       97,650   $21.44    1,805,855   $13.33
                               =======   ======      =======   ======       ======   ======    =========   ======

4.   Adoption of Statement of Financial Accounting Standards No. 130

     The Company  has adopted  Statement of  Financial  Accounting  Standards
     No. 130, Reporting Comprehensive Income ("SFAS No. 130"). Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. The disclosures required by SFAS No. 130 for the six months ended January 31, 1999 have been included in the Statement of Stockholders' equity. For the six months ended January 31, 1999 and 1998, the components of comprehensive loss were:

                                          1998              1999
                                      ------------      ------------
     Net loss                         $(4,978,283)      $(8,124,845)
     Change in net unrealized gain
       on marketable securities           (15,191)           54,521
                                      ------------      ------------
           Total comprehensive loss   $(4,993,474)      $(8,070,324)
                                      ============      ============

5.   Notes Payable

     As of July 31, 1998, the Company had outstanding $13,500,000 of its 5% Senior Convertible Notes, due May 1, 2001 (the "Notes"). During the quarter ended January 31, 1999, holders of the Notes converted principal and accrued interest in the amounts of $9,728,258 and $314,975, respectively, into 999,602 shares of the Company's Common Stock. Of the $810,000 incurred in connection with the issuance of the Notes and classified as deferred financing costs, $112,500 was amortized to interest expense during the six months ended January 31, 1999 and $583,767 was recorded as a reduction to additional paid-in capital upon conversion of the Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: uncertainties related to future test results and viability of the Company's product candidates, which are in the early stages of development; the need to obtain regulatory approval for the Company's product candidates; the Company's dependence on partnerships with pharmaceutical companies to develop, manufacture and commercialize products using the Company's drug delivery technologies; the Company's dependence on the success of its joint venture with Elan Corporation plc ("Elan") for the development and commercialization of an oral heparin and a low molecular weight heparin product, its strategic alliance with Eli Lilly & Company ("Lilly") for the development and commercialization of certain of Lilly's therapeutic proteins; and its research collaboration with Novartis Pharma AG to investigate the Company's technology for oral delivery of two selected Novartis compounds; the risk of technological obsolescence and risks associated with the Company's highly competitive industry ; the Company's dependence on others to manufacture the Company's chemical compounds; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials; the Company's dependence on key personnel; the quality, judgement and strategic decisions of management and other personnel; uncertain availability of third-party reimbursement for commercial medical products; and general business and economic conditions; and other factors referenced in the Company's report on Form 10-K for the fiscal year ended July 31, 1998.

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

Results of Operations

The Company has since its inception generated significant losses from operations. The Company does not expect to achieve profitability in the foreseeable future. Profitability will ultimately depend on the Company's ability to develop its lead products, in conjunction with Ebbisham, Lilly and Novartis, or to develop other products in conjunction with other partners. There can be no assurance that the development will be completed or if completed, any regulatory agency will approve the final product. Even if final products are developed and approved, there is no assurance that sales will be sufficient to achieve profitability. If development of such products is not achieved or approval not granted, the Company's prospects will be materially affected.

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

Three Months  Ended January  31, 1999  vs. Three  Months Ended  January 31,
1998:

For the three months ended January 31, 1999, the Company recognized $4,452,000 of contract revenue compared to $3,409,000 of contract research revenues for the three months ended January 31, 1998. The majority of contract research revenue for the three months ended January 31, 1999 consisted of revenues from Ebbisham Ltd. of $2,926,000 and research funding payments from Lilly and Novartis. For the three months ended January 31, 1998, contract research revenue consisted of revenues from Ebbisham Ltd. of $1,748,000 and payments from Lilly and Novartis.

Total operating expenses for the fiscal quarter ended January 31, 1999, increased by approximately $3,387,000 or 52%, as compared to the fiscal quarter ended January 31, 1998. The details of this increase are as follows:

Research and development costs increased by approximately $2,714,000, or 68%, in the fiscal quarter ended January 31, 1999, as compared to the fiscal quarter ended January 31, 1998. This increase is mainly attributable to increased personnel in connection with the collaborations with Lilly, Novartis and the ongoing clinical trials work for heparin. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts, perform services related to the manufacturing of the Company's carriers, and consult on the Company's ongoing clinical studies with heparin. The Company also experienced an increase in rent and operating expense in connection with a new lease for laboratory space. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The loss in Ebbisham Ltd., increased by approximately $271,000, or 21%, in the fiscal quarter ended January 31, 1999, as compared to the fiscal quarter ended January 31, 1998. This increase is attributable to the timing of costs associated with ongoing clinical development of heparin. The costs associated with Ebbisham may increase substantially depending upon the agreed timing and scope of future research and development efforts.

General and administrative expenses increased by approximately $402,000, or 32%, in the fiscal quarter ended January 31, 1999, as compared to the fiscal quarter ended January 31, 1998. This increase is primarily the result of an increase in personnel and related expenses associated with an increase in administrative staff positions, to support increased research and development activities and rent and operating expense in connection with a new lease for office space.

As a result of these factors, the Company's operating loss for the quarter ended January 31, 1999 increased by $2,344,000, or 76%, as compared to the quarter ended January 31, 1999. The Company does not expect to generate an operating profit, and may possibly generate larger losses in the foreseeable future.

The Company's other income in the quarter ended January 31, 1999 decreased by approximately $165,000, or 36%, as compared to the fiscal quarter ended January 31, 1998. The decrease is primarily the result of interest expense which the Company accrued on $13,500,000, 5% Senior Convertible Notes due May 1, 2001 and amortization of deferred financing costs incurred in obtaining the notes.

Based on the above, the Company sustained a net loss for the second  fiscal
quarter of  1999 of  $5,145,000,   a 95% increase of the 1998 second fiscal
quarters loss of $2,636,000.

Six Months Ended January 31, 1999 vs. Six Months Ended January 31, 1998:

For the six months ended January 31, 1999, the Company recognized $8,031,000 of research and development revenue compared to $5,124,000 for the six months ended January 31, 1998. Research and development revenue for the six months ending January 31, 1999 consisted of the recognition of revenues from Ebbisham, Ltd. of approximately $5,230,000and research funding payments from Lilly, Novartis and a pharmaceutical company for which the Company performed a feasibility study. For the six months ended January 31, 1998, contract revenue consisted of revenues from Ebbisham, Ltd. of $2,874,000 and payments from Lilly and Novartis under their respective research collaboration agreements.

Total operating expenses for the six month period ended January 31, 1999, increased by approximately $5,664,000, or 51%, as compared to the six month period ended January 31, 1998 The details of this increase are as follows:

Research and development costs increased by approximately $4,347,000, or 66%, for the six months ended January 31, 1999 as compared to the six months ended January 31, 1998. This increase is mainly attributable to increased personnel and laboratory supply costs in connection with the collaborations with Lilly, Novartis and the ongoing clinical trials work for heparin. The Company also experienced an increase in funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts, perform services related to the manufacturing of the Company's carriers, and consult on the Company's ongoing clinical studies with heparin. The Company also experienced an increase in rent and operating expense in connection with a new lease for laboratory space. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The loss in Ebbisham Ltd., increased by approximately $518,000 or 24%, in the six months ended January 31, 1999, as compared to the six months ended January 31, 1998. This increase is attributable to the timing of costs associated with ongoing clinical development of heparin. The costs associated with Ebbisham may increase substantially depending upon the agreed timing and scope of future research and development efforts.

General and administrative expense increased by approximately $799,000, or 36%, for the six months ended January 31, 1999, as compared to the six months ended January 31, 1998. This increase is primarily the result of an increase in personnel and related expenses associated with an increase in administrative staff and support positions, of costs associated with the ongoing computer consulting to improve the Company's information technology systems and rent and operating expense in connection with a new lease of office space. This was partially offset by a decrease in legal and professional fees paid in connection with the application and issuance of patents on the Company's technology.

As a result of these factors, the Company's operating loss for the six months ended January 31, 1999 increased by $2,757,000, or 47%, as compared to the quarter ended January 31, 1999. The Company does not expect to generate an operating profit, and may possibly generate larger losses in the foreseeable future.

The Company's other income and expense for the six months ended January 31, 1999 decreased by approximately $390,000 or 41%, compared to the six months ended January 31, 1998. The decrease is primarily the result of interest expense which the Company accrued on $13,500,000, 5% Senior Convertible Notes due May 1, 2001 and amortization of deferred financing costs incurred in obtaining the notes.

Based on the above, the Company sustained a net loss for the six months ending January 31, 1999 of $8,125,000, a 63% increase over the net loss of $4,978,000 sustained in the six months ending January 31, 1998.

Liquidity and Capital Resources

As of January 31, 1999, the Company had working capital of approximately $23,651,000 as compared with approximately $31,457,000 at July, 31, 1998. Cash and cash equivalents and marketable securities were $27,105,000 as of January 31, 1999, as compared to approximately $34,828,000 at July 31, 1998. The decrease in the Company's cash and cash equivalents and marketable securities was primarily due to cash used to fund operations in the first half of fiscal 1999, partially offset by the exercise of options and payments connected with the Company's agreements with Lilly and Novartis.

The Company expects to continue to incur substantial research and development expenses associated with the development of the Company's oral drug delivery system. As a result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase. The Company expects to need substantial resources to continue its research and development efforts. In addition, the Company is obligated to fund one-half of Ebbisham's future cash needs upon the Venture's request. The Company anticipates that its share of the funding requirements will be $10,000,000 over the next twelve months. In August 1998, the Company's loaned Ebbisham Ltd. $5,000,000 to cover past costs incurred by Ebbisham Ltd. The Company expects the research funding received from Novartis to approximate the costs to be incurred by the Company in connection with the development of each of the Company's projects. The Company's research funding agreement with Lilly expired in February 1999. Lilly's development agreement with Emisphere will continue and Emisphere will receive predetermined payments as outlined in the Lilly agreement, as milestones are achieved. Under present operating assumptions, the Company expects that cash, cash equivalents and marketable securities will be adequate to meet its liquidity and capital requirements through fiscal 2000. Thereafter, the Company would need to seek additional funds, primarily in the public and private equity markets and, to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms. If adequate funds were not available, the Company would be required to delay, scale back, or eliminate one or more of its research and development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish. The Company does not maintain any credit lines with financial institutions.


Year 2000 Compliance

The "Year  2000" problem  relates to  many currently  installed  computers, software, and other equipment that rely on embedded technology (collectively, "Business Systems"). These Business Systems are not capable of distinguishing 21st century dates for 20th century dates. As a result, in less than one year, Business Systems used by many companies, in a very wide variety of applications, will experience operating difficulties unless they are modified, upgraded, or replaced to adequately process information involving, related to or dependent upon the century change. If a Business System used by the Company or a third party dealing with the Company fails because of the inability of the Business System to properly read a 21st century date, the results could have a material adverse effect on the Company.

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

Based on the above, the Company has yet to develop a comprehensive contingency plan with respect to the Year 2000 problem. The Company will continue to monitor its own Business Systems and, to the extent possible, evaluate the Business Systems of its third party suppliers and collaborators to ensure progress on this critical matter. However, if the Company identifies significant risk related to the Year 2000 compliance or progress deviates from anticipated time lines, the Company will develop contingency plans as deemed necessary at that time.

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

Part II.  OTHER INFORMATION

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on January 25, 1999. The matters voted upon at the meeting were (i) the election of eight directors of the Company, (ii) to approve and adopt an amendment to the Company's Restated Certificate of Incorporation providing for an increase in the number of shares of the Common Stock of the Company is authorized to issue from 20,000,000 to 40,000,000 (iii) to approve and adopt amendments to the Company's Restated Certificate of Incorporation providing for (a) the classification of the Board of Directors into three classes to serve staggered three-year terms, (b) the fixing of the number of directors constituting the entire Board of Directors at a maximum of twelve and a minimum of three, (c) the removal of directors only for cause and (d) related matters (iv) to approve and adopt amendments to the Company's Restated Certificate of Incorporation providing for the taking of any action by the stockholders of the Corporation only at a meeting of stockholders and not by written consent without a meeting and related matters (v) to approve and adopt an amendment to the Company's 1991 Stock Option Plan providing among other things for an increase in the maximum number of shares of the Company's Common Stock available for issuance thereunder by 300,000 (vi) to approve and adopt an amendment to the Company's 1995 Non-Qualified Stock Option Plan providing among other things for an increase in the maximum number of shares of the Company's Common Stock available for issuance thereunder by 250,000 (vii) to ratify the Board of Directors' selection of PricewaterhouseCoopers LLP to serve as the Company's independent accountants for the fiscal year ending July 31, 1999. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:

                                             Votes
                                            Withheld                 Broker
                                Votes For  or Against  Abstentions  Non-votes
                               ----------  ----------  -----------  ---------
Election of Directors:
 Michael M. Goldberg, M.D.      9,958,256    629,826
 Jere E. Goyan, Ph.D.           9,941,252    646,830
 Peter Barton Hutt.             9,942,352    645,730
 Sam J. Milstein, Ph.D.         9,906,828    681,254
 Howard M. Pack                 9,941,342    646,740
 Mark I. Greene, M.D., Ph.D.    9,913,029    675,053
 Joseph R. Robinson, Ph.D.      9,959,049    629,033

Amendment of the Company's
 Restated Certificate of
 Incorporation to increase
 number of authorized shares   10,154,650    403,551      29,881

Amendment of the Company's
 Restated Certificate of
 Incorporation to provide a
 staggered board and related
 matters                        5,609,568  1,064,632     366,432    3,547,450

Amendment of the Company's
 Restated Certificate of
 Incorporation to provide for
 stockholder action only by
 meeting and  related matters   5,670,495    992,623     377,514    3,547,450

Amendment of the Company's
 1991 Stock Option Plan as
 amended                        8,989,152  1,512,591      86,339

Amendment of the Company's
 1995 Non-Qualified Stock
 Option Plan                    8,973,931  1,518,658      95,493

Ratification of the selection
 of PricewaterhouseCoopers
 LLP                           10,443,770    130,162      14,150

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
    3(i) Registrant's Restated Certificate of Incorporation dated June 13, 1997, as amended by the Certificate of Amendment dated January 25, 1999
    3(ii) Registrant's By-Laws, as amended December 7, 1998
   27     Financial Data Schedule

(b)  Reports

     No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 1999.



                                 SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Emisphere Technologies, Inc.


Dated:  March 16, 1999                  by /s/Joseph D. Poveromo
                                        ----------------------------
                                        Joseph D. Poveromo, C.P.A.
                                        Controller (Principal Financial
                                        and Accounting Officer)

                                                                   Exhibit 3(i)
                           CERTIFICATE OF AMENDMENT
                                    OF THE
                     RESTATED CERTIFICATE OF INCORPORATION
                                      OF
                         EMISPHERE TECHNOLOGIES, INC.


               Under Section 242 of the General Corporation Law




        The  undersigned   Secretary  of   Emisphere  Technologies,  Inc.  (the

"Corporation"), a corporation organized and existing under and by virtue of the

General Corporation  Law of the State of Delaware, DOES HEREBY CERTIFY that, in accordance with the provisions of Section 242 of the General Corporation Law of the State  of Delaware,  the Board  of Directors  of said  Corporation has duly adopted a resolution setting forth the following amendment to the Corporation's

Restated Certificate of Incorporation, declaring its advisability and directing

that  such   amendment  be  considered  at  the  next  annual  meeting  of  the

Corporation's  stockholder   and  that   a  majority   of  the  shares  of  the

Corporation's outstanding  stock entitled  to vote  thereon has  duly voted  in favor of such amendment:

     RESOLVED that Article FOURTH and Article TENTH of the Corporation's Certificate of Incorporation be amended to read in full as follows:

                                  *  *  *  *

       FOURTH: The total number of shares of stock which the Corporation shall have the authority to issue is forty-one million (41,000,000), consisting of 40,000,000 shares of common stock, $.01 par value per share ("Common Stock"), and 1,000,000 shares of preferred stock, $.01 par value per share ("Preferred Stock").

                                  *  *  *  *

       TENTH: For the management of the business and for the conduct of the affairs of the Corporation, and in further definition, limitation and regulation of the powers of the corporation and of its directors and of its stockholders or any class thereof, as the case may be, it is further provided:

            (a) Number, Election and Terms of Office of Board of Directors. The business of the Corporation shall be managed by a Board of Directors consisting of not less than three nor more than twelve members, the exact number of directors within such minimum and maximum limitations to be fixed from time to time by resolution adopted by a majority of the entire Board of Directors then in office, whether or not present at a meeting. Directors need not be stockholders of the Corporation. The directors shall be divided into three classes with the term of office of the first class to expire at the first annual meeting of stockholders of the Corporation next following the end of the Corporation's fiscal year ending July 31, 1999, the term of office of the second class to expire at the first annual meeting of stockholders of the Corporation next following the end of the Corporation's fiscal year ending July 31, 2000 and the term of office of the third class to expire at the annual meeting of stockholders of the Corporation next following the end of the Corporation's fiscal year ending July 31, 2001. At each annual meeting of stockholders following such initial election as specified above, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election.

            (b) Adoption, Amendment and Repeal of By-Laws. The power to adopt, amend or repeal by-laws of the Corporation shall be vested in the Board of Directors; provided, however, that the stockholders of the Corporation may adopt, amend or repeal by-laws of the Corporation upon the affirmative vote of a majority of the stock outstanding and entitled to vote thereon.

            (c) Newly Created Directorships and Vacancies. Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a majority vote of the remaining directors then in office, although less than a quorum, or by a sole remaining director and any director so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of the class to which he or she has been elected expires or, in each case, until his or her successor is duly elected and qualified. Except as may otherwise be specified in the designations of rights of any series of Preferred Stock then outstanding, no decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

            (d)     Removal of  Directors.   The removal of a director may be
  effected only for cause and only upon the affirmative vote of a majority of the stock outstanding and entitled to vote for the election of directors.

            (e) Action by Stockholders. Notwithstanding the provisions of Section 228 of the General Corporation Law of the State of Delaware (or any successor statute), any action required or permitted by such General Corporation Law to be taken at any annual or special meeting of stockholders of the Corporation shall be taken only at such an annual or special meeting  of stockholders  and may  not be  taken by written consent without a meeting. At any annual meeting or special meeting of stockholders of the Corporation, only such business as has been brought before such meeting in the manner provided by the by-laws of the Corporation shall be conducted.

            (f) Special Meetings of Stockholders. Special meetings of stockholders of the Corporation may be called only by the Board of Directors, the Chairman of the Board of Directors or the Chief Executive Officer of the Corporation and shall be held at such place or places within or without the State of Delaware as may be designated by the Board of Directors or the person calling such meeting and stated in the notice thereof.

            (g) Amendments to this Article TENTH. Notwithstanding anything in this Restated Certificate of Incorporation to the contrary, the amendment of this Article TENTH shall require either (i) the affirmative vote of a two-thirds majority of the stock outstanding and entitled to vote or (ii) the unanimous approval of the Board of Directors of the Corporation and a majority of the stock outstanding and entitled to vote.



        IN WITNESS  WHEREOF, this  Certificate of  Amendment  to  the  Restated

Certificate of  Incorporation is  executed on  behalf of the Corporation by its

Secretary this 25th day of January, 1999.


                                    /s/ Joseph D. Poveromo
                                    -----------------------
                                      Joseph D. Poveromo
                                          Secretary

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


                                     /s/ Sam J. Milstein
                                    ----------------------
                                    Sam J. Milstein, Ph.D.
                                 President, Chief Scientific
                                    Officer and Secretary

                                                              Exhibit 3(ii)
                       EMISPHERE TECHNOLOGIES, INC.

                                  BY-LAWS


                                ARTICLE ONE

                               STOCKHOLDERS

          SECTION 1.1. Annual Meetings. An annual meeting of stockholders to elect directors and transact such other business as may properly be presented to the meeting shall be held each year on such date, at such time and at such place, within or without the State of Delaware, as the Board of Directors may from time to time determine.

          SECTION 1.2. Special Meetings. A special meeting of stockholders may be called at any time by the Board of Directors, the Chairman of the Board or the Chief Executive Officer. Any such meeting shall be held at such time and at such place, within or without the State of Delaware, as shall be determined by the body or person calling such meeting and as shall be stated in the notice of such meeting. At any special meeting of stockholders, no business may be transacted other than
(i) such business  stated in  the notice  thereof given pursuant to Section
1.3 hereof or (ii) such business as is related to the purpose or purposes of such meeting and which is properly brought before the meeting by or at the direction of the Board.

          SECTION 1.3. Notice of Meeting. For each meeting of stockholders written notice shall be given stating the place, date and hour and, in the case of a special meeting, the purpose or purposes for which the meeting is called and, if the list of stockholders required by Section
1.9 is not to be at such place at least 10 days prior to the meeting, the place where such list will be. Except as otherwise provided by Delaware law, the written notice of any meeting shall be given not less than 10 or more than 60 days before the date of the meeting to each stockholder entitled to vote at such meeting. If mailed, notice shall be deemed to be given when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the Corporation.

          SECTION 1.4. Quorum. Except as otherwise required by Delaware law or the Certificate of Incorporation, the holders of record of a majority of the shares of stock entitled to be voted present in person or represented by proxy at a meeting shall constitute a quorum for the transaction of business at the meeting, but in the absence of a quorum the holders of record present or represented by proxy at such meeting may vote to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is obtained. At any such adjourned session of the meeting at which there shall be present or represented the holders of record of the requisite number of shares, any business may be transacted that might have been transacted at the meeting as originally called.

          SECTION 1.5. Conduct of the Meeting. (a) At each meeting of stockholders the Chairman of the Board, or in his absence the President, or in his absence the person designated in writing by the Chairman of the Board, or if no person is so designated, then a person designated by the Board of Directors, shall preside as chairman of the meeting; if no person is so designated, then the meeting shall choose a chairman by plurality vote. The Secretary, or in his absence a person designated by the chairman of the meeting, shall act as secretary of the meeting.

          (b) No person shall be eligible for election to the Board of Directors at an annual or special meeting of stockholders of the
Corporation unless such person has been nominated (i) by or at the direction of the Board, (ii) by a nominating committee or person appointed by the Board or (iii) by a stockholder of record of the Corporation who is entitled to vote for the election of directors and who has given the Corporation timely written notice (the "Notice of Nomination") in accordance with the provisions hereof. The Notice of Nomination shall set forth (i) the name and record address of the stockholder proposing to make the nominations, (ii) the class and number of shares of capital stock held of record, held beneficially and represented by proxy held by such person as of the record date for the meeting and as of the date of the Notice of Nomination, (iii) all information regarding each nominee proposed by such stockholder that would be required to be set forth in a definitive proxy statement filed with the Securities and Exchange Commission pursuant to
Section 14 of the Securities Exchange Act of 1934, as amended, or any successor statute thereto (the "Exchange Act"), and the written consent of each such nominee to serve if elected and (iv) all other information that would be required to be filed with the Securities and Exchange Commission if the person proposing such nominations were a participant in a solicitation subject to Section 14 of the Exchange Act.

          (c) No business shall be conducted at any annual meeting of Stockholders unless such business is properly brought before the meeting and no business shall be properly brought before a meeting unless such business is (i) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board, (ii) otherwise properly brought before the meeting by or at the direction of the Board or (iii) specified in a timely written notice (the "Notice of Business") given by or on behalf of a stockholder of record of the Corporation in accordance with the provisions hereof. The Notice of Business shall set forth (i) the name and record address of the stockholder proposing such business, (ii) the class and number of shares of capital stock held of record, held beneficially and represented by proxy held by such stockholder as of the record date for the meeting and as of the date of such Notice of Business,
(iii) a brief description of the business such stockholder desires to bring before the annual meeting and the reasons for conducting such business at the annual meeting, (iv) any material interest such stockholder has in such business and (v) all other information that would be required to be filed with the Securities and Exchange Commission if the person proposing such Stockholder business were a participant in a solicitation subject to
Section 14 of the Exchange Act.

          (d) The Notice of Nomination and the Notice of Business shall, in order to meet the requirement of timeliness, be delivered to the Corporation in person or, if mailed, received at the principal executive offices of the Corporation addressed to the attention of the Secretary not less than 30 days nor more than 60 days prior to the annual meeting or special meeting of stockholders; provided, however, that, in the event that notice of the meeting is first given or made to the stockholders of the Corporation less than 40 days prior to the date of the meeting, the Notice of Nomination or the Notice of Business, as the case may be, shall, in order to meet the requirement of timeliness, be received no later than the close of business on the tenth day following the earlier of (i) the date on which such notice of the meeting is mailed or (ii) the date public disclosure of the date of the meeting is first made. For purposes of the foregoing, public disclosure shall be deemed to include any press release reported by the Dow Jones News Services, Associated Press or comparable national news service and any document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Sections 13, 14 or 15(d) of the Exchange Act.

          (e) The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that any proposals by a stockholder for a nomination to the Board or for business to be conducted at the meeting were not made in accordance with the foregoing procedures and, if he should so determine, any such defective nomination shall be discarded and any such defective proposal for business to be conducted shall be stricken from the agenda for the meeting.

          SECTION 1.6. Voting; Proxies. Except as otherwise provided by Delaware law or the Certificate of Incorporation, and subject to the provisions of Section 1.10:

     (a) Each stockholder shall at every meeting of the stockholders be entitled to one vote for each share of capital stock held by him.

     (b) Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period.

     (c) Directors shall be elected by a plurality vote.

     (d) Each matter, other than election of directors, properly presented to any meeting shall be decided by a majority of the votes cast on the matter.

     (e) Election of directors and the vote on any other matter presented to a meeting shall be by written ballot only if so ordered by the chairman of the meeting or if so requested by any stockholder present or represented by proxy at the meeting entitled to vote in such election or on such matter, as the case may be.

          SECTION 1.7. Adjourned Meetings. A meeting of stockholders may be adjourned to another time or place by vote as provided in Section 1.4 or 1.6(d). Unless the Board of Directors fixes a new record date, stockholders of record for an adjourned meeting shall be as originally determined for the meeting from which the adjournment was taken. If the adjournment is for more than 30 days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote. At the adjourned meeting any business may be transacted that might have been transacted at the meeting as originally called.

          SECTION 1.8. Consent of Stockholders in Lieu of Meeting. Any action that may be taken at any annual or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Notice of the taking of such action shall be given promptly to each stockholder that would have been entitled to vote thereon at a meeting of stockholders and that did not consent thereto in writing.

          SECTION 1.9. List of Stockholders Entitled to Vote. At least 10 days before every meeting of stockholders a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order and showing the address of each stockholder and the number of shares registered in the name of each stockholder, shall be prepared and shall be open to the examination of any stockholder for any purpose germane to the meeting, during ordinary business hours, for a period of at least 10 days prior to the meeting, at a place within the city where the meeting is to be held. Such list shall be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present.

          SECTION 1.10. Fixing of Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than 60 or less than 10 days before the date of such meeting, nor more than 60 days prior to any other action. If no record date is fixed, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed; and the record date for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.


                                ARTICLE TWO

                                 DIRECTORS

          SECTION 2.1. Number; Term of Office; Qualifications; Vacancies. The number of directors that shall constitute the whole Board of Directors shall be seven, which number may be changed from time to time as determined by action of the Board of Directors taken by the affirmative vote of a majority of the whole Board of Directors. Directors shall be elected at the annual meeting of stockholders to hold office, subject to Sections 2.2 and 2.3, until the next annual meeting of stockholders and until their respective successors are elected and qualified. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by the sole remaining director, and the directors so chosen shall hold office, subject to Sections 2.2 and 2.3, until the next annual meeting of stockholders and until their respective successors are elected and qualified.

          SECTION 2.2. Resignation. Any director of the Corporation may resign at any time by giving written notice of such resignation to the Board of Directors, the Chairman of the Board, the President or the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein or, if no time be specified, upon receipt thereof by the Board of Directors or one of the above-named officers; and unless specified therein, the acceptance of such resignation shall not be necessary to make it effective. When one or more directors shall resign from the Board of Directors effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office as provided in these By-Laws in the filling of other vacancies.

          SECTION 2.3. Removal. Any one or more directors may be removed, with or without cause, by the vote or written consent of the holders of a majority of the shares entitled to vote at an election of directors.

          SECTION 2.4. Regular and Annual Meetings; Notice. Regular meetings of the Board of Directors shall be held at such time and at such place, within or without the State of Delaware, as the Board of Directors may from time to time prescribe. No notice need be given of any regular meeting, and a notice, if given, need not specify the purposes thereof. A meeting of the Board of Directors may be held without notice immediately after an annual meeting of stockholders at the same place as that at which such meeting was held.

          SECTION 2.5. Special Meetings; Notice. A special meeting of the Board of Directors may be called at any time by the Board of Directors, its Chairman, the Executive Committee, the President or any person acting in the place of the President and shall be called by any one of them or by the Secretary upon receipt of a written request to do so specifying the matter or matters, appropriate for action at such a meeting, proposed to be presented at the meeting and signed by at least two directors. Any such meeting shall be held at such time and at such place, within or without the State of Delaware, as shall be determined by the body or person calling such meeting. Notice of such meeting stating the time and place thereof shall be given (a) by deposit of the notice in the United States mail, first class, postage prepaid, at least two days before the day fixed for the meeting addressed to each director at his address as it appears on the Corporation's records or at such other address as the director may have furnished the Corporation for that purpose, or (b) by delivery of the notice similarly addressed for dispatch by telegraph, cable or radio or by delivery of the notice by telephone or in person, in each case at least 24 hours before the time fixed for the meeting.

          SECTION 2.6. Chairman of the Board; Presiding Officer and Secretary at Meetings. The Board of Directors may elect one of its members to serve at its pleasure as Chairman of the Board. Each meeting of the Board of Directors shall be presided over by the Chairman of the Board or in his absence by the President, if a director, or if neither is present by such member of the Board of Directors as shal1 be chosen at the meeting. The Secretary, or in his absence an Assistant Secretary, shall act as secretary of the meeting, or if no such officer is present, a secretary of the meeting shall be designated by the person presiding over the meeting.

          SECTION 2.7. Quorum. A majority of the whole Board of Directors shall constitute a quorum for the transaction of business, but in the absence of a quorum a majority of those present (or if only one be present, then that one) may adjourn the meeting, without notice other than announcement at the meeting, until such time as a quorum is present. Except as otherwise required by the Certificate of Incorporation or the By-Laws, the vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

          SECTION 2.8. Meeting by Telephone. Members of the Board of Directors or of any committee thereof may participate in meetings of the Board of Directors or of such committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation shall constitute presence in person at such meeting.

          SECTION 2.9. Action Without Meeting. Unless otherwise restricted by the Certificate of Incorporation, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if all members of the Board of Directors or of such committee, as the case may be, consent thereto in writing and the writing or writings are filed with the minutes of proceedings of the Board of Directors or of such committee.

          SECTION 2.10. Executive and Other Committees. The Board of Directors may, by resolution passed by a majority of the whole Board of Directors, designate an Executive Committee and one or more other committees, each such committee to consist of one or more directors as the Board of Directors may from time to time determine. Any such committee, to the extent provided in such resolution or resolutions, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, including the power to authorize the seal of the Corporation to be affixed to all papers that may require it but no such committee shall have such power of authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending the By-Laws; and unless the resolution shall expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Each such committee other than the Executive Committee shall have such name as may be determined from time to time by the Board of Directors.

          SECTION 2.11. Compensation. No director shall receive any stated salary for his services as a director or as a member of a committee but shall receive such sum, if any, as may from time to time be fixed by the action of a majority of the directors.


                               ARTICLE THREE

                                 OFFICERS

          SECTION 3.1. Election; Qualification. The officers of the Corporation shall be a Chairman of the Board, a President, one or more Vice Presidents, a Secretary and a Treasurer, each of whom shall be selected by the Board of Directors. The Board of Directors may elect a Controller, one or more Assistant Secretaries, one or more Assistant Treasurers, one or more Assistant Controllers and such other officers as it may from time to time determine. Two or more offices may be held by the same person. Other than the Chairman of the Board and the President, no officer need be a director.

          SECTION 3.2. Term of Office. Each officer shall hold office from the time of his election and qualification to the time at which his successor is elected and qualified, unless he shall die or resign or shall be removed pursuant to Section 3.4 at any time sooner.

          SECTION 3.3. Resignation. Any officer of the Corporation may resign at any time by giving written notice of such resignation to the Board of Directors, the Chairman of the Board, the President or the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein or, if no time be specified, upon receipt thereof by the Board of Directors or one of the above-named officers; and, unless specified therein, the acceptance of such resignation shall not be necessary to make it effective.

          SECTION 3.4. Removal. Any officer may be removed at any time, with or without cause, by the vote of two directors if there are three directors or less, or the vote of a majority of the whole Board of Directors if there are more than three directors.

          SECTION 3.5.   Vacancies.   Any  vacancy however  caused  in  any
office of the Corporation may be filled by the Board of Directors.

          SECTION 3.6.   Compensation.   The  compensation of  each officer
shall be such as the Board of Directors may from time to time determine.

          SECTION 3.7 Chairman of the Board. The Chairman of the Board shall be the chief executive officer of the Corporation and shall preside at all meetings of the stockholders, the Board of Directors and the Executive Committee, if any. He shall have general direction of the affairs of the Corporation and shall perform such other duties as may be assigned to him from time to time by the Board of Directors.

          SECTION 3.8. President. The President shall in the absence of the Chairman of the Board preside at all meetings of the stockholders, the Board of Directors and the Executive Committee, if any, and shall perform all duties incident to the office of a president of a corporation, subject however to the right of the Board of Directors to confer specified powers on officers and subject generally to the direction of the Board of Directors, the Chairman of the Board and the Executive Committee, if any.

          SECTION 3.9. Vice President. Each Vice President shall have such powers and duties as generally pertain to the office of Vice President and as the Board of Directors, the Chairman of the Board or the President may from time to time prescribe. During the absence of the President or his inability to act, the Vice President, or if there shall be more than one Vice President, then that one designated by the Board of Directors, shall exercise the powers and shall perform the duties of the President, subject to the direction of the Board of Directors and the Executive Committee, if any.

          SECTION 3.10. Secretary. The Secretary shall keep the minutes of all meetings of stockholders and of the Board of Directors. He shall be custodian of the corporate seal and shall affix it or cause it to be affixed to such instruments as require such seal and attest the same and shall exercise the powers and shall perform the duties incident to the office of Secretary, subject to the direction of the Board of Directors and the Executive Committee, if any.

          SECTION 3.11. Other Officers. Each other officer of the Corporation shall exercise the powers and shall perform the duties incident to his office, subject to the direction of the Board of Directors and the Executive Committee, if any.


                               ARTICLE FOUR

                               CAPITAL STOCK

          SECTION 4.1. Stock Certificates. The interest of each holder of stock of the Corporation shall be evidenced by a certificate or certificates in such form as the Board of Directors may from time to time prescribe. Each certificate shall be signed by or in the name of the Corporation by the Chairman of the Board, the President or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary. Any or all of the signatures appearing on such certificate or certificates may be a facsimile. If any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

          SECTION 4.2. Transfer of Stock. Shares of stock shall be transferable on the books of the Corporation pursuant to applicable law and such rules and regulations as the Board of Directors shall from time to time prescribe.

          SECTION 4.3. Holders of Record. Prior to due presentment for registration of transfer, the Corporation may treat the holder of record of a share of its stock as the complete owner thereof exclusively entitled to vote, to receive notifications and otherwise entitled to all the rights and powers of a complete owner thereof, notwithstanding notice to the contrary.

          SECTION 4.4. Lost, Stolen, Destroyed or Mutilated Certificates. The Corporation shall issue a new certificate of stock to replace a certificate theretofore issued by it alleged to have been lost, destroyed or wrongfully taken, if the owner or his legal representative (i) requests replacement, before the Corporation has notice that the stock certificate has been acquired by a bona fide purchaser; (ii) files with the Corporation a bond sufficient to indemnify the Corporation against any claim that may be made against it on account of the alleged loss or destruction of any such stock certificate or the issuance of any such new stock certificate; and (iii) satisfies such other terms and conditions as the Board of Directors may from time to time prescribe.


                               ARTICLE FIVE

                               MISCELLANEOUS

          SECTION 5.1. Indemnity. (a) The Corporation shall indemnify, subject to the requirements of subsection (d) of this Section, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation), by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interests of the Corporation and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

               (b) The Corporation shall indemnify, subject to the requirements of subsection (d) of this Section, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation unless, and only to the extent that, the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery of the State of Delaware or such other court shall deem proper.

               (c) To the extent that a director, officer, employee or agent of the Corporation, or a person serving in any other enterprise at the request of the Corporation, has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsection (a) and (b) of this Section, or in defense of any claim, issue or matter therein, the Corporation shall indemnify him against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

               (d) Any indemnification under subsections (a) and (b) of this Section (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in subsections (a) and (b) of this Section. Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders.

               (e) Expenses incurred by a director, officer, employee or agent in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors in the specific case upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount unless it is ultimately determined that he is entitled to be indemnified by the Corporation as authorized in this Section.

               (f) The indemnification and advancement of expenses provided by or granted pursuant to the other subsections of this Section shall not limit the Corporation from providing any other indemnification or advancement of expenses permitted by law nor shall it be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.

               (g) The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or who is or was serving at the request of the
Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Section.

               (h) The indemnification and advancement of expenses provided by, or granted pursuant to this Section shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

               (i) For the purposes of this Section, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Section with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

               (j)  This  Section  5.1  shall  be  construed  to  give  the
Corporation  the   broadest  power  permissible  by  the  Delaware  General
Corporation Law, as it now stands and as it may hereafter be amended.

          SECTION 5.2. Waiver of Notice. Whenever notice is required by the Certificate of Incorporation, the By-Laws or any provision of the General Corporation Law of the State of Delaware, a written waiver thereof, signed by the person entitled to notice, whether before or after the time required for such notice, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders or of the Board of Directors or committee thereof need be specified in any written waiver of notice.

          SECTION 5.3.   Fiscal  Year.   The fiscal year of the Corporation
shall start on August 1 of each year or such other date as the Board of Directors shall from time to time prescribe.

          SECTION 5.4. Corporate Seal. The corporate seal shall be in such form as the Board of Directors may from time to time prescribe, and the same may be used by causing it or a facsimile thereof to be impressed or affixed or in any other manner reproduced.


                                ARTICLE SIX

                           AMENDMENT OF BY-LAWS

          SECTION 6.1. Amendment. The By-Laws may be altered, amended or repealed by the stockholders or by the Board of Directors by a majority vote.