Form 10-Q
period 1999-04-30
EMISPHERE TECHNOLOGIES INC
filed 1999-06-14
CIK 805326

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 30, 1999
                                         --------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________




                        Commission file number 1-10615
                                               -------



                         EMISPHERE TECHNOLOGIES, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)


                   DELAWARE                       13-3306985
                   --------                       ----------
          (State or jurisdiction of            (I.R.S. Employer
        incorporation or organization)      Identification Number)


         765 Old Saw Mill River Road                 10591
             Tarrytown, New York                     -----
         ---------------------------              (Zip Code)
            (Address of principal
              executive offices)

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


     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of May 24, 1999 was: 12,111,127

                         EMISPHERE TECHNOLOGIES, INC.

                               TABLE OF CONTENTS


                               April 30, 1999


                                                                      Page
                                                                      -----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial  Statements:
          Condensed Balance Sheets                                      3
          Condensed Statements of Operations                            4
          Condensed Statement of Stockholders' Equity                   5
          Condensed Statements of Cash Flows                            6
          Notes to Condensed Financial Statements                       7

Item 2.   Management's  Discussion and Analysis of
          Financial Condition and Results of Operations                11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             16

                         EMISPHERE TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                       July 31.    April 30,
                                                         1998          1999
                       Assets:                      -------------  ------------
Current assets:
  Cash and cash equivalents                          $21,358,308   $ 3,541,377
  Marketable securities                               13,469,733    13,348,117
  Receivable due from Ebbisham Ltd.                    7,710,056     8,474,463
  Receivable due from Novartis Pharma AG                               208,333
  Prepaid expenses and other current assets              729,587     1,050,911
                                                     ------------  ------------
       Total current assets                           43,267,684    26,623,201

Equipment and leasehold improvements, at cost,
  net of accumulated depreciation and amortization     9,619,856    11,705,592
Deferred finance costs                                   742,500        33,624
Other assets                                              59,970        60,164
                                                     ------------  ------------
       Total assets                                  $53,690,010   $38,422,581
                                                     ============  ============


       Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                   $   724,848   $   560,526
  Accrued compensation                                   266,000       278,500
  Accrued professional fees                              203,000       161,000
  Accrued interest expense                               168,750       132,380
  Accrued clinical trial expenses                        122,034       735,000
  Accrued expenses                                       242,449       143,332
  Senior convertible notes, current portion            3,500,000     2,647,603
  Investment deficiency in Ebbisham Ltd.               6,583,670     4,675,795
                                                     ------------  ------------
       Total current liabilities                      11,810,751     9,334,136

Senior convertible notes                              10,000,000
Deferred lease liability                                 598,111     1,974,858
                                                     ------------  ------------
       Total liabilities                              22,408,862    11,308,994
                                                     ------------  ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized,  none issued and outstanding
  Common stock, $.01 par value; 20,000,000 shares
    authorized; 11,037,238 shares issued
    (10,993,738 outstanding) at July 31,1998;
    12,153,785 shares issued (12,110,285
    outstanding) at April 30, 1999                       110,372       121,538
  Additional paid-in capital                          88,481,742    98,727,408
  Accumulated deficit                                (57,123,403)  (71,581,339)
  Accumulated other comprehensive income                   5,250        38,793
                                                     ------------  ------------
                                                      31,473,961    27,306,400
  Less, common stock held in treasury, at cost;
    43,500 shares                                       (192,813)     (192,813)
                                                     ------------  ------------
       Total stockholders' equity                     31,281,148    27,113,587
                                                     ------------  ------------

       Total liabilities and stockholders' equity    $53,690,010   $38,422,581
                                                     ============  ============


See accompanying  notes to  financial statements.   The July 31, 1998 Condensed
Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                         EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                     For the three months           For the nine  months
                                       ended April 30,                ended April 30,
                                  ---------------------------   ---------------------------
                                      1998           1999           1998           1999
                                  ------------   ------------   ------------   ------------
Contract research revenues         $6,467,939     $1,523,825    $11,592,162    $ 9,554,925
                                  ------------   ------------   ------------   ------------
Costs and expenses:
  Research and development          3,343,391      6,441,587      9,983,162     17,428,285
  Loss in Ebbisham Ltd.               975,622        379,433      3,170,244      3,092,125
  General and administrative        1,236,254      1,226,658      3,446,836      4,236,180
                                  ------------   ------------   ------------   ------------
     Total operating expenses       5,555,257      8,047,678     16,600,242     24,756,590
                                  ------------   ------------   ------------   ------------
     Operating (loss) income          912,682     (6,523,853)    (5,008,080)   (15,201,665)
                                  ------------   ------------   ------------   ------------
Other income and expenses:
  Investment income                   366,348        293,475      1,308,827      1,179 729
  Interest expense                                  (164,504)                     (562,372)
  Rental income                                       61,791                       126,372
                                  ------------   ------------   ------------   ------------
                                      366,348        190,762      1,308,827        743,729
                                  ------------   ------------   ------------   ------------
      Net (loss) income           $ 1,279,030    $(6,333,091)   $(3,699,253)  $(14,457,936)
                                  ============   ============   ============   ============

 Net (loss) income per share
   -basic                             $  0.12         $(0.52)        $(0.35)       $(1.25)
                                      =======         =======        =======       =======

 Net (loss) income per share
   -diluted                           $  0.10         $(0.52)        $(0.35)       $(1.25)
                                      =======         =======        =======       =======




               See accompanying notes to the financial statements

                                     EMISPHERE TECHNOLOGIES, INC.

                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                             (Unaudited)

                              For the six months ended April 30, 1999

                                                                            Accumu-
                                                                             lated
                                                                             Other       Common Stock
                             Common Stock     Additional                    Compre-    Held In Treasury                   Compre-
                        --------------------    Paid-in     Accumulated     hensive   ------------------                  hensive
                          Shares     Amount     Capital       Deficit       Income    Shares    Amount       Total         loss
                        ----------  --------  -----------  -------------    -------   ------  ----------  -----------  ------------
Balance,
 July 31, 1998          11,037,238  $110,372  $88,481,742  $(57,123,403)    $ 5,250   43,500  $(192,813)  $31,281,148

Sale of common stock
 under employee stock
 purchase plans and
 exercise of options       116,945     1,170      796,194                                                     797,364
Conversion of senior
 convertible debt, net
 of adjustments            999,602     9,996    9,449,472                                                   9,459,468
Change in net
 unrealized gain
 on marketable
 securities                                                                  33,543                            33,543        33,543
Net loss for the nine
 months ended April
 30, 1999                                                   (14,457,936)                                  (14,457,936)  (14,457,936)
                        ----------  --------  -----------  -------------    -------   ------  ----------  -----------  ------------
Balance,
 April 30, 1999         12,153,785  $121,538  $98,727,408  $(71,581,339)    $38,793   43,500  $(192,813)  $27,113,587  $(14,424,393)
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

                         EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

               Increase (Decrease) in Cash and Cash Equivalents

                                                      For the nine months ended
                                                              April 30,
                                                     --------------------------
                                                         1998          1999
                                                     ------------  ------------
Cash flows from operating activities:
  Net loss                                           $(3,699,253)  $(14,457,936)
                                                     ------------  ------------
  Adjustments to reconcile net loss to net cash
    (used in) operating activities:
      Loss in Ebbisham Ltd.                            3,170,244     3,092,125
      Depreciation                                       342,249     1,198,350
      Amortization of (premium)discount on
        marketable securities                                           61,937
      Amortization of deferred finance costs                           125,109
      Increase in deferred lease liability               409,635     1,376,747
      Realized gain on sale of marketable
        securities                                      (14,123)
      Noncash compensation in connection with
        issuance of equity securities                    295,000
  Change in assets and liabilities:
    (Increase) in  receivable due from Ebbisham
      and Novartis                                    (4,660,122)     (972,740)
    (Increase) in prepaid expenses and other
      current assets                                    (289,984)     (321,324)
    Decrease(Increase) in other assets                     3,000          (194)
    (Decrease) in accounts payable and
      accrued expenses                                    (6,106)      (33,786)
    Increase in accrued interest payable                               278,606
    Increase in accrued clinical trial expenses                        612,966
    (Increase) in investment in
      Ebbisham Ltd.                                                 (5,000,000)
                                                     ------------  ------------
         Total adjustments                              (750,207)      417,796
                                                     ------------  ------------
         Net cash (used in) operating activities      (4,449,460)  (14,040,140)
                                                     ------------  ------------
Cash flows from investing activities:
  Capital expenditures                                (6,202,533)   (3,543,239)
  Purchase of marketable securities                   (6,526,959)   (2,352,367)
  Proceeds from sales of marketable securities         8,803,855     2,445,589
                                                     ------------  ------------
         Net cash (used in) investing activities      (3,925,637)   (3,450,017)
                                                     ------------  ------------
Cash flows from financing activities:
  Net proceeds from exercise of warrants               4,062,500
  Cash payments for redemption of senior convertible
    notes payable                                                   (1,124,138)
  Proceeds from exercise of options and employee
    stock purchases                                      484,274       797,364
                                                     ------------  ------------
         Net cash provided by (used in) financing
           activities                                  4,546,774      (326,774)
                                                     ------------  ------------
         Net (decrease) in cash and cash
           equivalents                                (3,828,323)  (17,816,931)

Cash and cash equivalents, beginning of period        22,398,967    21,358,308
                                                     ------------  ------------
         Cash and cash equivalents, end of period    $18,570,644   $ 3,541,377
                                                     ============  ============
Supplemental disclosure of non-cash investing
  and financing activities:
    Capital expenditures in accounts payable         $   142,074   $     4,337
                                                     ============  ============
    Conversion of debt, including accrued
      interest, to equity, net of adjustments                      $ 9,459,468
                                                                   ============

                See accompanying notes to financial statements

                          EMISPHERE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Interim Financial Statements:

     The interim Condensed Statements of Operations for the three months and nine months ended April 30, 1998 and 1999 and Condensed Statements of Cash Flows for the nine months ended April 30, 1998 and 1999, the Condensed Statement of Stockholders? Equity for the nine months ended April 30, 1999, the Condensed Balance Sheets as of July 31, 1998 and April 30, 1999, of Emisphere Technologies, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company`s Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

     The Company has limited capital resources and recurring net operating losses. The Company is dependent upon receipt of additional capital investment or other financing to fund its planned research activities over the next twelve months. The Company has no firm agreements with respect to any additional financing and there can be no assurances that the Company would be able to obtain adequate funds on acceptable terms. In the event the Company is unable to raise adequate funds, operations would need to be scaled back.

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

     Contract revenue from Ebbisham, with respect to services provided by the Company to Ebbisham, is recognized as the related services are rendered. Such revenue for the three and nine months ended April 30, 1999 totaled approximately $503,000 and $5,733,000, respectively, as compared to $1,786,000 and $4,660,000, respectively, for the three and nine months ended April 30, 1998.

     Selected financial data of Ebbisham as of April 30, 1999 and for the three and nine months ended April 30, 1999 and 1998 is as follows:

       Balance Sheet Data
                                         April 30, 1999
                                        ----------------
         Cash                             $  4,217,000
         Accounts payable                    9,069,000
         Subordinated debt                  14,500,000
         Stockholders' deficit             (19,352,000)


       Statement of Operations Data

                           Three Months Ended           Nine Months Ended
                       --------------------------  --------------------------
                         April 30,     April 30,     April 30,     April 30,
                           1998          1999          1998          1999
                       ------------  ------------  ------------  ------------
        Total Revenue  $     8,000   $     3,000   $    24,000      $106,000
        Total Expenses   1,959,000       762,000     6,364,000     6,290,000
                       ------------  ------------  ------------  ------------
        Net Loss       $(1,951,000)  $  (759,000)  $(6,340,000)  $(6,184,000)
                       ============  ============  ============  ============

     The Company and Elan Corp. are currently in the process of attempting to resolve strategic differences that have arisen over their collaborations to develop and market oral heparin. Depending on the outcome of these discussions, the Company's expenditures to fund clinical trials of oral heparin may be significantly greater than they would be if such trials were conducted under the existing arrangement. The Company may also need to find a marketing partner to proceed with the commercialization of oral heparin.


3.   Net Loss Per Share

     The Company's basic net (loss)income per share amounts have been computed by dividing net (loss) income by the weighted average number of Common Shares outstanding. Diluted net (loss) income per share includes, when dilutive, the number of shares issuable upon exercises of outstanding options and warrants using the treasury stock method. The calculations of basic and diluted net (loss) income per share are as follows:

                                       Net Loss         Shares       Per Share
                                      (Numerator)    (Denominator)     Amount
                                     -------------   -------------   ---------
     Three months ended April
       30, 1998-basic and diluted    $  1,279,030      10,721,114    $   0.12
                                                                     =========
     Effect diluted securities:

       Options and warrants                             1,748,919
                                     -------------     ----------
     Diluted per share amounts       $  1,279,030      12,470,033    $   0.10
                                     =============     ==========    =========
     Three months ended April
       30, 1999-basic and diluted    $ (6,333,091)     12,091,717    $  (0.52)
                                     =============     ==========    =========
     Nine months ended April 30,
       1998-basic and diluted        $( 3,699,253)     10,708,236    $  (0.35)
                                     =============     ==========    =========
     Nine months ended April 30,
       1999-basic and diluted        $(14,457,936)     11,522,421    $  (1.25)
                                     =============     ==========    =========

     Options  which  have been  excluded from  the diluted  per  share  amount
     because  their  effect  would   have   been   antidilutive,  include  the
     following:

                                   Three months ended April 30,               Nine months ended April 30,
                             -----------------------------------------   -----------------------------------------
                                     1998                  1999                  1998                  1999
                             -------------------   -------------------   -------------------   -------------------
                                          Wtd.                  Wtd.                  Wtd.                  Wtd.
                                          Avg.                  Avg.                  Avg.                  Avg.
                                        Exercise              Exercise              Exercise              Exercise
                              Number     Price      Number     Price      Number     Price      Number     Price
                             ---------  --------   ---------  --------   ---------  --------   ---------  --------
Options with exercise
 prices below the average
 fair market value of the
 Company's common stock for
 the respective period       2,880,019   $ 8.66        ---       --      2,690,716   $ 8.46    4,064,419   $10.46
                             =========   ======      =======   ======    =========   ======    =========   ======
Options with exercise
 prices above the average
 fair market value of the
 Company's common stock for
 the respective period       1,564,581   $13.64      253,422   $19.63     1,753,884  $13.42       97,650   $21.44
                             =========   ======      =======   ======    ==========  ======    =========   ======

4.   Comprehensive Income

     Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the nine months ended April 30, 1999 and 1998, the components of comprehensive loss were:

                                                1998               1999
                                           ---------------   ----------------
     Net loss                              $   (3,699,253)   $   (14,457,936)
     Change in net unrealized gain on
       marketable securities                      (20,308)             33,543
                                           ---------------   ----------------
               Total comprehensive loss    $   (3,719,561)   $   (14,424,393)
                                           ===============   ================


5.   Notes Payable

     As of July 31, 1998, the Company had outstanding $13,500,000 of its 5% Senior Convertible Notes, due May 1, 2001 (the "Notes"). During the quarter ended April 30, 1999, the Company repaid $1,124,138 of the Notes and paid $158,656 of interest to the date of repayment. During the quarter ended January 31, 1999, holders of the Notes converted principal and accrued interest in the amounts of $9,728,258 and $314,975, respectively, into 999,602 shares of the Company's Common Stock. Of the $810,000 incurred in connection with the issuance of the Notes and classified as deferred financing costs, $125,109 was amortized to interest expense during the nine months ended April 30, 1999 and $583,767 was recorded as a reduction to additional paid-in capital upon conversion of the Notes.

6.   Reclassifications

     Certain amounts at July 31, 1998 have been reclassified to conform to the presentation at April 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.


                      SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: uncertainties related to future test results and viability of the Company's product candidates, which are in the early stages of development; the need to obtain regulatory approval for the Company's product candidates; the Company's dependence on partnerships with pharmaceutical companies to develop, manufacture and commercialize products using the Company's drug delivery technologies; the Company's dependence on the success of its joint venture with Elan Corporation plc ("Elan") (the "Elan Joint Venture" or "Ebbisham Ltd.") for the development and commercialization of an oral heparin and low molecular weight heparin product and the resolution of strategic differences that have arisen over the collaboration between the Company and Elan; the Company's dependence on the success of its strategic alliance with Eli Lilly and Company ("Lilly") (The "Lilly Strategic Alliance") for the development and commercialization of certain of Lilly's therapeutic proteins; and its research collaboration with Novartis Pharma AG ("Novartis") to investigate Emisphere's technology for oral delivery of two selected Novartis compounds (the "Novartis Collaboration"); the risk of technological obsolescence and risks associated with the Company's highly competitive industry; the Company's dependence on others to manufacture the Company's chemical compounds; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials; the Company's dependence on key personnel; the quality, judgment and strategic decisions of management and other personnel; uncertain availability of third-party reimbursement for commercial medical products; and general business and economic conditions; and other factors referenced in the Company's report on Form 10-K for the fiscal year ended July 31, 1998.

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


Results of Operations

The Company has since its inception generated significant losses from operations. The Company does not expect to achieve profitability in the foreseeable future. Profitability will ultimately depend on the Company's ability to  develop its  lead  products,  in  conjunction  with  its  strategic
partners and  other  collaborators.    There  can  be  no  assurance  that  the
development will be completed or if completed, any regulatory agency will approve the final product. Even if final products are developed and approved, there is no assurance that sales will be sufficient to achieve profitability. If development of such products is not achieved or approval not granted, the Company's prospects will be materially affected.

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


Three Months Ended April 30, 1999 vs. Three Months Ended April 30, 1998:

For the three months ended April 30, 1999, the Company recognized $1,524,000 of contract research revenue compared to $6,468,000 for the three months ended April 30, 1998. The majority of contract research revenue for the three months ended April 30, 1999 consisted of research funding from Novartis, recognition of a final payment from the research funding agreement with Lilly, which expired in February 1999, and revenue from Ebbisham Ltd. of $503,000. For the three months ended April 30, 1998 , contract research revenue consisted of revenues from Ebbisham Ltd. of $1,786,000 and payments from Lilly and Novartis.

Total operating expenses for the fiscal quarter ended April 30, 1999, increased by $2,492,000, or 45%, as compared to the fiscal quarter ended April 30, 1998. The details of this increase are as follows:

Research and development costs increased by approximately $3,098,000, or 93%, in the fiscal quarter ended April 30, 1999, as compared to the fiscal quarter ended April 30, 1998. This increase is mainly attributable to an increase in funding of ongoing clinical studies with heparin. The Company also contracts with consultants and universities to conduct studies to help advance the Company's scientific research efforts and perform services related to the manufacturing of the Company's carriers. In addition, the Company experienced an increase in personnel and laboratory supply costs in connection with the collaborations with Novartis, Lilly and ongoing clinical trials work for heparin. The Company also experienced an increase in rent expense in connection with payments for a new lease for laboratory space. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The loss in Ebbisham Ltd., decreased by approximately $596,000, or 61%, in the fiscal quarter ended April 30, 1999, as compared to the fiscal quarter ended April 30, 1998. This decrease is attributable to the timing of costs associated with ongoing clinical development of heparin.

General and administrative expenses decreased by approximately $10,000, or 1%, in the fiscal quarter ended April 30, 1999, as compared to the fiscal quarter ended April 30, 1998. This decrease is primarily the result of costs associated with an information technology project the Company started in the prior year. This project is nearly completed and the Company believes the majority of costs associated with the project have been incurred. This decrease was partially offset by an increase in rent and operating expenses in connection with a new lease for office space and personnel and related expenses associated with an increase in administrative staff positions to support the increased research and development activities.

As a result of these factors, the Company's operating loss for the quarter ended April 30, 1999 increased by $7,437,000, as compared to the operating profit for the fiscal quarter ended April 30, 1998. The Company does not expect to generate an operating profit, and may possibly generate larger losses in the foreseeable future.

The Company's other income in the fiscal quarter ended April 30, 1999 decreased by approximately $176,000, or 48%, as compared to the fiscal quarter ended April 30, 1998. The decrease is primarily the result of interest expense which the Company accrued on outstanding, 5% Senior Convertible Notes due May 1, 2001 and amortization of deferred financing costs incurred in obtaining the notes.

Based on  the above  factors, the  Company's net  loss for the third quarter of
fiscal 1999  totaled   $6,333,000 as compared to a net income of $1,279,000 for
the 1998 fiscal quarter.

Nine  Months Ended April 30, 1999 vs. Nine Months Ended April 30, 1998:

For the nine months ended April 30, 1999, the Company recognized $9,555,000 of contract research revenue compared to $11,592,000 for the nine months ended April 30, 1998. Research and development revenue for the nine months ending April 30, 1999 consisted of the recognition of revenues from Ebbisham, Ltd. of approximately $5,733,000 and research funding payments from Lilly, Novartis and a pharmaceutical company for which the Company performed a feasibility study. For the nine months ended April 30, 1998, contract research revenue consisted of revenues from Ebbisham, Ltd. of $4,660,000 and payments from Lilly and Novartis under their respective research collaboration agreements.

Total operating expenses for the nine-month period ended April 30, 1999, increased by approximately $8,156,000, or 49%, as compared to the nine month period ended April 30, 1998. The details of this increase are as follows:

Research and development costs increased by approximately $7,445,000, or 75%, for the nine months ended April 30, 1999, as compared to the nine months ended April 30, 1998. This increase is mainly attributable to an increase in funding of ongoing clinical studies with heparin. The Company also contracts with consultants and universities to conduct studies to help advance the Company's scientific research efforts and perform services related to the manufacturing of the Company's carriers. In addition, the Company also experienced an increase in personnel and laboratory supply costs in connection with the collaborations with Novartis, Lilly and ongoing clinical trials work for heparin. The Company also experienced an increase in rent expense in connection with payments for a new lease for laboratory space. The Company believes that this level of research and development spending will continue for the foreseeable future and may increase if operations are expanded.

The loss in Ebbisham Ltd., decreased by approximately $78,000 or 2%, in the nine months ended April 30, 1999, as compared to the nine months ended April 30, 1998. This decrease is attributable to the timing of costs associated with ongoing clinical development of heparin.


General and administrative expenses increased by approximately $789,000, or 23%, for the nine months ended April 30, 1999, as compared to the nine months ended April 30, 1998. This increase is primarily the result of costs associated with an information technology project. The Company also experienced an increase in rent expense in connection with payments for a new lease for offices and an increase in personnel and related expenses associated with an increase in administrative staff positions. This was partially offset by a decrease in legal and professional fees paid.

The Company's other income in the nine months ended April 30, 1999 decreased by approximately $565,000, or 43%, as compared to the nine months ended April 30, 1998. The decrease is primarily the result of interest expense which the Company accrued on outstanding, 5% Senior Convertible Notes due May 1, 2001 and amortization of deferred financing costs incurred in obtaining the notes.

Based on  the above  factors, the  Company's net  loss for the third quarter of
fiscal 1999  totaled   $14,458,000, as  compared to  the net loss of $3,699,000
for the nine months ended April 30, 1998.

Liquidity and Capital Resources

As of April 30, 1999, the Company had working capital of approximately $17,289,000 as compared with approximately $31,457,000 at July 31, 1998. Cash and cash equivalents and marketable securities were approximately $16,889,000 as of April 30, 1999, as compared to approximately $34,828,000 at July 31, 1998. The decrease in the Company's cash and cash equivalents and marketable securities was primarily due to cash used to fund operations in the first nine months of fiscal 1999 and repayment of senior notes. This was partially offset by the exercise of options.

The Company expects to continue to incur substantial research and development expenses associated with the development of the Company's oral drug delivery system. As a result of the ongoing research and development efforts of the Company, management believes that the Company will continue to incur operating losses and that, potentially, such losses could increase. The Company expects to need substantial resources to continue its research and development efforts. The Company expects the research funding received from Novartis to approximate the costs to be incurred by the Company in connection with the development of each of the Company's projects with Novartis. The Company's research funding agreement with Lilly expired in February 1999. Lilly's development agreement with Emisphere remains in effect and, accordingly, Emisphere may receive predetermined payments in the event that milestones are achieved. In August 1998, the Company loaned Ebbisham Ltd. $5,000,000 to cover past costs incurred by Ebbisham Ltd. The Company and Elan Corp. are currently in the process of attempting to resolve strategic differences that have arisen over their collaborations to develop and market oral heparin. Depending on the outcome of these discussions, the Company's expenditures to fund clinical trials of oral heparin may be significantly greater than they would be if such trials were conducted under the existing arrangement. The Company may also need to find a marketing partner to proceed with the commercialization of oral heparin.
Under present operating assumptions, the Company expects that cash, cash equivalents and marketable securities will be adequate to meet its liquidity and capital requirements through the second quarter of fiscal 2000. Thereafter, the Company would need to seek additional funds, primarily in the public and private equity markets and, to the extent necessary and available, through debt financing. The Company has no firm agreements with respect to any additional financing and there can be no assurance that the Company would be able to obtain adequate funds on acceptable terms. If adequate funds were not available, the Company would be required to delay, scale back, or eliminate one or more of its research and development programs, or obtain funds, if available, through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish. The Company does not maintain any credit lines with financial institutions. The Company had previously estimated that its cash, cash equivalents and marketable securities would be adequate to meet its liquidity and capital requirements until as late as the end of fiscal 2000. The new estimate reflects the Company's expected additional expenditures to fund clinical trials of oral heparin as well as increased head count.


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

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 Business systems failures and has established a team to address Year 2000 risk. The team has reviewed the Company's internal infrastructure and believes that it has identified substantially all of the major Business systems used in connection with its internal operations. The Company has completed the process of identifying and correcting the major Business systems that may need to be modified, upgraded, or replaced. Costs incurred to date to correct Year 2000 problems have been immaterial. The Company estimates the total cost to complete any required modifications, upgrades, or replacements of affected Business systems will not have a material impact on the Company's business or results of operations. This estimate is being monitored and will be revised, if necessary, as additional information becomes available.

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

Part II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Reports
     During the fiscal quarter ended April 30, 1999, the Company filed no Current Reports on Form 8-K.



                                   SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Emisphere Technologies, Inc.


                                        by /s/Joseph D. Poveromo
                                        ----------------------------
                                        Joseph D. Poveromo
                                        Controller and Chief Accounting Officer
                                        (Principal  Accounting  Officer)


                                        by /s/Charles H. Abdalian, Jr.
                                        ----------------------------
                                        Charles H. Abdalian, Jr.
                                        Chief Financial Officer
                                        (Principal Financial Officer)