Form 10-K405
period 1999-07-31
EMISPHERE TECHNOLOGIES INC
filed 1999-10-15
CIK 805326

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended July 31, 1999

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to

                        Commission file number 1-10615

                         EMISPHERE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       13-3306985
          (State or jurisdiction of                           (I.R.S. Employer
        incorporation or organization)                     Identification Number)
         765 Old Saw Mill River Road
             Tarrytown, New York                                   10591
  (Address of principal executive offices)                       (Zip Code)

                                (914) 347-2220
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock--$.01 par value
                        Preferred Stock Purchase Rights

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of October 6, 1999, the aggregate market value of registrant's common stock held by non-affiliates was approximately $180,000,000, based on a closing sale price of $15.00 per share, and 12,152,806 shares of registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements under the captions "Business" (Item 1) and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 7), the notes to the Company's audited financial statements (Item 8) and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding: planned or expected studies and trials of oral formulations that utilize the Company's technology; the timing of the development and commercialization of the Company's products; potential products that may be developed using Emisphere's technology; the potential market size, advantages or therapeutic uses of the Company's liquid oral heparin formulation or any other product; and the sufficiency of the Company's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success of the Company's oral heparin product and the Company's ability to find a marketing partner to help the Company commercialize it; the viability of the Company's product candidates, most of which, other than liquid oral heparin, are in the early stages of development; the need to obtain regulatory approval for the Company's liquid oral heparin and other product candidates; the Company's dependence on collaborative partners to develop and commercialize products and the Company's ability to fund such efforts with or without partners; the risk of technological obsolescence and risks associated with the Company's highly competitive industry; the Company's absence of profitable operations and need for additional capital; the Company's dependence on patents and proprietary rights; the Company's dependence on others to manufacture the Company's compounds; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials; the Company's dependence on key personnel and the quality, judgment and strategic decisions of management and other personnel; uncertain availability of third-party reimbursement for commercial medical products; general business and economic conditions; and other factors referenced or incorporated by reference herein.

                                    PART I

ITEM 1. Business.

Overview

  Emisphere Technologies, Inc. ("Emisphere" or the "Company") is a biopharmaceutical company focused on:

  .  the development of a family of oral heparin products;

  . the application of proprietary synthetic chemical compounds to serve as "carriers" to facilitate the transport of therapeutic macromolecules and other compounds across biological membranes; and

  . the development, in conjunction with the Company's pharmaceutical collaborators, of oral formulations of selected therapeutic macromolecules.

  The Company's lead product in development is a liquid oral heparin formulation. Heparin is an anti-coagulant widely used for preventing deep vein thrombosis ("DVT"), myocardial infarction and unstable angina. Currently, heparin must be administered intravenously or by injection. The Company believes that the worldwide sales of heparin are over $2 billion annually. Heparin is currently marketed in two principal forms, heparin USP and low molecular weight heparin. The Company's liquid oral heparin formulation combines heparin USP with the Company's proprietary molecular carrier.

  The lead indication that the Company is pursuing for its liquid oral heparin formulation is the prevention of DVT. The Company has completed eleven Phase I clinical studies for various liquid oral heparin formulations. A Phase II clinical study for the use of liquid oral heparin to prevent DVT in 123 subjects was completed in December 1998. The Phase II study indicated that the Company's liquid oral heparin formulation was well-tolerated and comparable to heparin injected subcutaneously in preventing DVT. Based on the results of the Phase II study, which were reviewed with the Food and Drug Administration (the "FDA") in August 1999, the Company has designed a Phase III protocol and expects to begin the dosing of patients by the end of calendar year 1999. In addition, the Company has produced a prototype tablet form of heparin and expects to initiate a Phase I clinical study for that product during the first half of calendar year 2000. The Company is also in the early stages of developing a tablet form of low molecular weight heparin.

  During the 1999 fiscal year, the Company improved the manufacturing process for its liquid oral heparin carrier, increased the overall purity of the carrier and significantly decreased the per dose production cost. Based on these improvements, the Company and its contract manufacturers completed the validation runs of the carrier required by the FDA to show control over the manufacturing process and are now capable of producing commercial quantities of the Company's carrier. During fiscal 1999, the Company also optimized the composition of its liquid oral heparin formulation and produced a quantity sufficient to complete the Phase III trials.

  In 1999, the Company purchased all of Elan Corporation plc's interest in the joint venture formed in 1996 to develop and market oral forms of heparin. The Company believes that the complete ownership and control of the technology and rights relating to its oral heparin products will allow for more rapid clinical development and commercialization and will provide greater flexibility in negotiating a partnership arrangement with a pharmaceutical company for the marketing of these products. The Company is currently engaged in discussions with a number of pharmaceutical companies regarding the commercialization of the Company's oral heparin products, but has not entered into any understandings or agreements to date. There can be no assurance that any agreements will be consummated as a result of these discussions.

  Emisphere has designed and synthesized a library of over 1,000 potential carriers and evaluated them for their ability to facilitate the delivery of therapeutic macromolecules and other compounds across biological membranes, including intestinal, nasal, buccal, sublingual, subcutaneous or intraocular membranes, without altering the therapeutic benefits of these molecules. The Company believes that its technology offers the pharmaceutical industry a relatively inexpensive route to generating significant new product opportunities. Beyond enabling the oral delivery of heparin in humans, this technology has demonstrated the oral delivery in animals of a variety of other compounds, including erythropoietin, insulin, human growth hormone, calcitonin, human parathyroid hormone, cromolyn and deferoxamine. The Company believes that total worldwide sales of the injectable formulations of these compounds in 1998 were over $8.0 billion and that the market for these compounds will expand if they become available in oral form.

  Emisphere has two corporate partnerships for the development of oral delivery formulations of compounds beyond heparin. Novartis Pharma AG ("Novartis") initiated a Phase I clinical study in September 1999 in the United Kingdom for a capsule form of a Novartis protein using the Company's technology. The Company and Eli Lilly & Company ("Lilly") have entered into license agreements with respect to two of Lilly's therapeutic proteins in the area of endocrinology. Both candidates are currently in preclinical development. In addition, the Company is engaged in feasibility studies regarding the development of products combining the Company's carriers with therapeutic compounds selected by its collaborators.

Business Strategy

  The Company's objective is to become a leader in developing orally administered formulations of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. The Company's strategy to achieve its objective incorporates the following principal elements:

  .  Establish a partnership for the heparin family of products to:

    - complete the development of and commercialize Emisphere's liquid oral heparin formulation;

    - continue the development of solid dosage forms of heparin USP and low molecular weight heparin; and

    -  explore additional indications for which heparin may be beneficial.

  .  Pursue new product opportunities by:

    - identifying additional therapeutic compounds (preferably already approved for injectable use) that address large markets;

    -  developing products through Phase I; and

    - establishing relationships with partners to complete the development of and commercialize these products.

  . Enter into strategic alliances with pharmaceutical partners who have marketed products or compounds in development that would benefit from Emisphere's oral delivery technology.

The Drug Delivery Industry

  The drug delivery industry develops technologies for the improved delivery of therapeutic compounds. These enhancements have focused primarily on safety, efficacy, ease of patient use and patient compliance. In addition, drug delivery technologies can be utilized to expand markets for existing products, as well as to develop new products.

  Advances in biotechnology have facilitated the development of a new generation of biopharmaceutical products based on very large molecules such as proteins, peptides and nucleic acids. Due to the size of these molecules, it has been very difficult to transport the resulting macromolecule drugs across biological membranes and into the bloodstream. Most macromolecules are therefore delivered by injection. Unfortunately, injection therapies have many drawbacks that negatively affect patient compliance, including discomfort, inconvenience and potential for infection. Another drawback of injection therapies is that they are often performed in hospitals or doctors' offices, making them both expensive and inconvenient.

  To address these problems, several non-invasive routes of macromolecule drug delivery are being explored. The first is to discover new chemical entities that have the same desired safety and efficacy of the existing drug, while having the advantage of being orally deliverable. The second approach involves developing advanced technologies, including nasal, transdermal (through the skin), pulmonary (through the lungs) and oral means to deliver the original drug. To date, these alternatives have experienced limited success. Nasal delivery has been shown to have low and variable success due to insufficient amounts of drug absorbed from the nasal passage into the bloodstream. Transdermal delivery via a drug patch has been relatively unsuccessful thus far because the skin is naturally impermeable to many macromolecules. Current pulmonary drug delivery systems, designed to bypass the pitfalls of the digestive tract, typically deliver only a fraction of the drug to the deep lung, where absorption into the bloodstream is most likely to occur. Oral delivery, while heralded as the safest and typically most convenient dosage formulation, is characterized as being unable to deliver sufficient quantities of drug compound across the biological membranes of the digestive system and into the bloodstream.

Oral Drug Delivery

  Oral dosage forms of pharmaceuticals are the largest product segment of the pharmaceutical industry and the Company believes that the potential market for many drugs could be significantly expanded if an effective oral delivery technology were developed for therapeutics that are currently available only as injectable drugs. The Company believes that oral administration would represent the preferred means of delivery for many pharmaceuticals.

  The three main barriers to effective oral drug delivery for humans are:

    Degradation of Drugs by Acid and Enzymes: The high acid content and ubiquitous digestive enzymes of the digestive tract can degrade some drugs well before they reach the site of absorption into the bloodstream.

    Poor Absorption of Drugs through Epithelial Membrane: Many macromolecules and polar compounds cannot effectively traverse the cells of the epithelial membrane in the small intestines to reach the bloodstream.

    Transition of Drugs to Insoluble Form: Many drugs become insoluble at the low pH levels encountered in the digestive tract. Since only the soluble form of the drug can be absorbed into the bloodstream, the transition of the drug to the insoluble form can significantly reduce the amount absorbed.

Emisphere's Drug Delivery Technologies

  The core of the Company's delivery technologies is the design and synthesis of compounds that maximize the transport of drugs across biological membranes. The Company's technologies exploit the properties of supramolecular complexes, which are formed when two or more compounds are held together in a discrete geometry by relatively weak molecular interactions. A supramolecular complex will have a number of properties that are measurably different from its constituent parts. The Company believes that the supramolecular complexes formed when its proprietary carrier compounds are formulated with many injectable drugs will, unlike earlier attempts at oral delivery, allow the drugs to be transported across gastrointestinal membranes and into the bloodstream in quantities that are clinically useful and commercially attractive.

  The Company has synthesized a library of over 1,000 well-defined, proprietary carrier compounds. These carrier molecules vary widely in their chemical structure, solubility, hydrophobicity, electrostatic and other physical/chemical properties. The Company believes that, through its thorough understanding of the individual properties of its proprietary carrier compounds, it can select and customize carriers to facilitate the oral delivery of a broad range of individual therapeutic agents.

  The Company believes that its oral drug delivery technologies have the potential to offer the key properties essential for effective and reproducible oral drug delivery, including:

  .  absorption of the drug in an appropriate manner;
  .  consistent release of the drug into the bloodstream;
  .  lack of toxicity; and
  .  maintenance of the biological effects of the drug.

  In addition, the Company believes that the supramolecular complexes formed by the Company's carriers may have applications in the delivery of drugs through other biological membranes, including intestinal, nasal, buccal, sublingual, subcutaneous and intraocular membranes.

Key Characteristics of the Company's Technologies

  The Company believes that its oral delivery approach may have potential competitive advantages, including:

    Broad applicability: The Company's carriers are applicable across a diverse group of molecules (proteins, carbohydrates, and peptides and other poorly absorbed compounds);

    Stand-alone delivery approach: Oral drug delivery using the Company's carriers does not rely upon the addition of other agents that can have adverse effects on the intestinal membranes or digestion process;

    Versatility of formulation: The Company believes that various types of oral formulations, including suspensions, tablets and capsules, can be created; and

    Ease of manufacture: The technology and manufacturing equipment required to produce the Company's carrier material in commercial quantities are readily available.

  Emisphere believes that an efficient and reproducable delivery system for macromolecules represents a significant commercial opportunity. Such a system could improve patient acceptance of macromolecule drug therapy and compliance with prescribed regimens, thereby improving treatment results and reducing costs of administration and treatment.

Lead Product Candidate - Heparin

  The Company's lead product candidate is a liquid oral heparin formulation that combines heparin USP and the Company's proprietary molecular carrier. This product is expected to enter Phase III clinical trials by the end of December 1999 for the prevention of deep vein thrombosis ("DVT") following total hip replacement surgery. Heparin and low molecular weight heparin, a fractionated version of heparin, are widely used anti-coagulants. They are primarily used for treating and preventing DVT, but are readily prescribed for acute myocardial infarction, coronary angioplasty, coronary artery bypass graft surgery, stroke and unstable angina. Currently, heparin is given as either a continuous intravenous infusion or a subcutaneous injection. Upon entry into the bloodstream, heparin binds to various coagulation components, and thereby inhibits the normal blood clotting cascade. Low molecular weight heparin has, by some measures, a longer half-life than heparin, which means it remains in the bloodstream longer and therefore may require fewer injections. Some clinical trials have suggested that dosing regimens of low molecular weight heparins may be marginally safer and more effective than standard heparin regimens. However, other studies indicate that heparin has pleiotropic properties and that the low molecular weight heparins lose some of those potential properties.

  Currently, the use of heparin USP is restricted to the hospital setting. Because low molecular weight heparin can be dosed less frequently, its introduction has extended the use of heparin into the home setting, but only on a limited basis. Under current practice, a course of hospital treatment with heparin is typically followed by a 30 to 90 day or longer course of out-patient treatment using warfarin, the only oral anti-coagulant available. However, warfarin has more negative interactions with other pharmaceuticals than most FDA approved drugs. The Company believes that the introduction of oral heparin would not only replace warfarin use, but would also make the 30 to 90 day course of out-patient treatment with heparin more feasible. The Company also believes that its oral heparin products will ultimately be applicable for a wide range of anticoagulant/antithrombotic uses.

  The Phase II clinical study of Emisphere's liquid oral heparin formulation, which was completed in December 1998, was conducted with a total of 123 patients in the United States who had undergone hip replacement surgery. It involved three arms comparing two different doses of the Company's liquid oral heparin to a dose of heparin administered subcutaneously. The study indicated that the orally administered heparin utilizing the Company's proprietary technology was well-tolerated and comparable to heparin administered subcutaneously in preventing DVT.

  In preparation of the investigational new drug application ("IND") for its liquid oral heparin formulation submitted to the FDA, the Company engaged in preclinical testing which included, among other things:

  .  maximum tolerated dose experiments;

  .  acute and subacute toxicity testing;

  .  a pharmacological screen;

  .  mutagenicity testing;

  .  bulk carrier and formulation stability analysis; and

  .  absorption, distribution, metabolism and excretion studies.

The results of these tests demonstrated that the carrier, when dosed at quantities substantially greater than the quantities that the Company proposed to administer to humans:

  .  caused no damage to intestinal tissue;

  .  produced no pharmacological activity on its own;

  .  was not sequestered in any body tissue; and

  .  caused no genetic alterations.

  A summary of the study results from the first three Phase I studies of liquid oral heparin was presented at the American Heart Association meeting in November 1996, and a paper outlining these Phase I clinical study results appeared in the journal Circulation in October 1998. The results of the Phase II study were presented at the XVII Congress of the International Society of Thrombosis and Haemostasis in August 1999.

  In 1999, the Company purchased all of Elan's interest in the joint venture formed in 1996 to develop and market oral forms of heparin. Under the terms of the purchase agreement, Emisphere (i) issued a $20 million zero coupon note accruing interest at the rate of 15% per year due July 6, 2006 and (ii) agreed to pay royalties based on receipt of certain milestone payments, and subject to an annual maximum, on future sales of heparin products. The Company believes that the complete ownership and control of the technology and rights relating to oral heparin products will allow for more rapid clinical development and commercialization and will provide greater flexibility in negotiating a partnership agreement with a pharmaceutical partner for the marketing of these products. The Company is currently engaged in discussions with a number of pharmaceutical companies regarding the commercialization of the Company's oral heparin products, but has not entered into any agreements or understanding to date. There can be no assurance that any agreements will be consummated as a result of these discussions.

  During fiscal 1999, the Company improved the manufacturing process for its liquid oral heparin carrier, increased the overall purity of the carrier and significantly decreased the per dose production cost. Based on these improvements, the Company and its contract manufacturers completed the validation runs of the carrier required by the FDA to show control over the manufacturing process and are now capable of producing commercial quantities of the Company's carrier. During fiscal 1999, the Company also optimized the composition of its liquid oral heparin formulation and produced a quantity sufficient to complete the Phase III trials.

Collaboration Agreements

  The Company has several strategic alliances and ongoing feasibility studies with pharmaceutical and biotechnology companies for the development of orally administrable formulations of therapeutic macromolecules and other compounds.

  Novartis Pharma AG. The Company and Novartis have conducted collaborative research since 1997. Under the terms of their collaboration agreement, Novartis is making quarterly payments to the Company to fund research regarding the application of the Company's technology to a protein macromolecule. In September 1999, Novartis initiated a Phase I clinical study in the United Kingdom of a capsule form of this protein utilizing the Company's technology. Novartis may, at its option, enter into a pre-negotiated license with the Company to commercialize the product. If this option is exercised, Novartis will be required to make a predetermined milestone payment to the Company and purchase $5.0 million of the Company's common stock at a previously negotiated market-based per share price, subject to the Company's approval. Novartis is required to make another milestone payment and equity investment upon the initiation of Phase III clinical trials and a further milestone payment and equity investment upon making its first major market regulatory application for the product.

  The Novartis research collaboration will expire in December 1999, at which time its quarterly research funding obligations will end. Regardless of this expiration, Emisphere will receive royalties on sales of any oral products that may result from the collaboration.

  Novartis also has the option to develop a second compound using the Company's technology. If exercised, the option will extend Novartis' research funding obligation and result in a predetermined milestone payment to the Company. Further development of a product using the second compound would result in a second royalty-bearing license agreement and milestone payments and equity investments similar to those for the first protein macromolecule.

  Eli Lilly & Company. In February 1997, the Company and Lilly entered into a research collaboration and option agreement to combine Lilly's therapeutic protein and formulation capabilities with the Company's carrier technologies. The Lilly agreement provided for periodic payments to the Company to fund a research and development program to study the use of the Company's technologies to develop oral and non-oral formulations of two of Lilly's therapeutic proteins in the area of endocrinology.

  The Lilly agreement provided Lilly with a series of options each to acquire an exclusive worldwide license to use the Company's technologies in conjunction with oral and non-oral formulations of the two Lilly proteins. In March 1998, Lilly exercised options for each of the two proteins for oral formulation. The license agreements provide that Lilly is obligated to seek to market the oral formulations of the proteins, and that the Company is obligated to provide a material portion of the supply of carrier necessary for the production of any such formulations. For so long as Lilly continues to develop oral formulations of the proteins, Lilly will continue to have options to acquire licenses to use the Company's technologies in conjunction with non-oral formulations of the proteins.

  The research and development funding portion of the ongoing Lilly collaboration was completed in February 1999, but Lilly's commitments to royalties with respect to the two licensed compounds it is developing continues. The Company has designed and supplied Lilly with carriers for both therapeutic proteins. In September 1998, Lilly formally selected one of the Company's proprietary carriers for clinical testing of an oral formulation of Lilly's therapeutic protein for the treatment of osteoporosis. Lilly subsequently incurred unexpected results with respect to the injectable form of its therapeutic protein and suspended its development. As a result, the Company is awaiting further direction from Lilly on the project. With respect to Lilly's other therapeutic protein under license from the Company, Lilly is evaluating the Company's carriers and the Company is awaiting a report from Lilly on the results of its evaluation.

  The Company has received an aggregate of $14.6 million for research and development and milestone payments under the Novartis and Lilly agreements, including a $4.0 million milestone payment from Lilly in March 1998. The Company could receive future payments in the event certain additional milestones are achieved, and royalty payments if a commercial product results from the collaboration.

  Feasibility Studies. The Company has also entered into a number of proof-of-concept studies with additional pharmaceutical and biotechnology companies for various injectable compounds. These feasibility studies are ongoing.

Other Product Candidates

  The table below lists a representative sample of product candidates, other than heparin, for which the Company has demonstrated oral delivery in mammals using its carrier technologies. Some of these product candidates are the subject of collaboration agreements. In certain other cases, the Company does not plan to fund further development unless a collaborator expresses an interest in doing so.

       Product Candidate                               Primary Indications
       -----------------                               -------------------
       Therapeutic Protein and Peptide Products
         Insulin                                       Diabetes
         Human Growth Hormone                          Growth Disorders
         Calcitonin                                    Osteoporosis
         Human Parathyroid Hormone (analogues)         Osteoporosis
         Erythropoietin                                Anemia
       Poorly Absorbed Organic Compounds and Vaccines
         Cromolyn                                      Asthma/Allergy
         Deferoxamine                                  Iron Overload
         Vaccines                                      Various

 Therapeutic Protein and Peptide Products

  Among the protein and peptide products to which the Company has applied its carriers are insulin, human growth hormone, calcitonin, parathyroid hormone analogues, and erythrypoietin. All of these products are currently marketed as injectable products, with the exception of parathyroid hormone analogues (which are currently in clinical development in injectable form).

  Insulin. Studies performed by groups such as the Diabetes Control and Complications Trial Research Group have shown that the risk of degenerative complications can be greatly reduced if people with Type I diabetes (insulin dependent diabetes) lower their average blood-glucose level toward the concentrations typical for non-diabetic individuals. However, a patient needs to inject insulin several times per day in order to properly regulate his or her glucose level. This level of compliance is difficult to achieve with an injectable formulation of insulin, and the Company believes an oral formulation would increase compliance. Emisphere has demonstrated that its lead carrier for insulin is able to achieve therapeutic utility through oral delivery in a diabetic rat model comparable to that obtained following subcutaneous injection of the compound in the same model. The Company has also demonstrated that the use of its carriers increases the amount of insulin delivered across pulmonary membranes in rats.

  Human Growth Hormone. While a number of new indications are being explored, the majority of human growth hormone sold is used to treat children with growth deficiencies. The current preferred dosing regimen in children entails daily injections for up to 10 years or more. The Company's lead carriers for recombinant human growth hormone have been tested in rodents and non-human primates. The tests indicated oral delivery of therapeutic drug levels in these animals. In addition, growth studies conducted in animal models have demonstrated that the drug is as active after delivery to the bloodstream through the gastrointestinal tract as compared to subcutaneous delivery.

  Calcitonin. Osteoporosis is a disease that afflicts many post-menopausal women and older men. Calcitonin is used to treat osteoporosis as an injectable solution or nasal spray. The Company has demonstrated the oral delivery of therapeutic drug levels of calcitonin in non-human primates.

  Human Parathyroid Hormone (analogues). Currently, a number of pharmaceutical companies are in various stages of clinical testing to determine whether certain analogues of human parathyroid hormone (hPTH) are effective in reducing the bone fractures that are associated with osteoporosis. The Company has demonstrated oral delivery of three different hPTH analogues in non-human primates.

  Erythropoietin. Anemia is a condition that occurs when the body cannot produce enough of the red blood cells needed to carry oxygen to the different parts of the body, resulting in a lack of energy and easy tiring. Erythropoietin is a glycoprotein hormone that is made in the kidneys and acts on stem cells in the bone marrow to create red blood cells. The Company has identified delivery agents for an oral formulation of erythropoietin, has demonstrated that the oral formulation results in absorption of erythropoietin in rodents and has filed patents on oral delivery systems for erythropoietin.

 Poorly Absorbed Organic Compounds and Vaccines

  The majority of pharmaceutical products are small organic molecules. Pharmaceutical companies often identify biologically active compounds that cannot be delivered orally due to poor absorption.

  Cromolyn. Cromolyn is a mast cell stabilizer used in the treatment of asthma and allergies. The Company has demonstrated oral delivery of cromolyn in rodents.

  Deferoxamine. Deferoxamine is the only approved iron chelator for use in treating iron overload resulting from frequent blood transfusions in the treatment of illnesses such as beta thalassemia and sickle cell anemia. Currently, dosing involves a 12-hour subcutaneous infusion five days per week. The Company has demonstrated oral delivery of therapeutic levels of deferoxamine in non-human primates.

  Vaccines. The Company has conducted experiments with a number of antigens to determine the applicability of its carriers in the field of vaccines. The result of dosing rodents orally with antigens combined with the Company's carriers was an increased secretory Immunoglobulin A (sIgA) response, increased Immunoglobulin G (IgG) response and CD4 T-cell proliferation. These results indicate that oral vaccination may be possible using the Company's carriers.

Patents

  The Company's strategy is to apply for patent protection on all aspects of its proprietary chemical and pharmaceutical delivery technologies, including materials and compositions of matter for both the carrier and complexes of a carrier with a pharmaceutical or chemical agent. We also seek patent protection on the processes for manufacturing the carrier, new carriers, uses of the carriers and improvements on the core technology that are important for the success of the Company's business.

  The Company has patents or pending patent applications for carriers currently used by the Company in conjunction with heparin, insulin, calcitonin, human parathyroid hormone, human growth hormone, deferoxamine and sodium cromolyn. The Company has been granted 39 patents on its drug delivery technologies in the United States which will expire beginning in 2007, and has other patents issued or applications pending in various countries around the world. Ten U.S. patents were issued by the U.S. Patent and Trademark Office during fiscal 1999. The Company has 42 patent applications relating to its drug delivery technologies pending in the United States. In addition, the Company has pending or expects to file patent applications corresponding to most of its U.S. patents and patent applications in various countries around the world. The Company has applied to register EMISPHERE as a trademark with the U.S. Patent and Trademark Office and has also initiated an administrative proceeding with that office to prevent the registration of a similar mark by another applicant.

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

  The Company also relies upon trade secrets, know-how and continuing technological advances to develop and maintain its competitive position. To maintain the confidentiality of trade secrets and proprietary information, the Company maintains a policy of requiring employees, scientific advisors, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements are designed both to enable the Company to protect its proprietary information by controlling the disclosure and use of technology to which it has rights, and to provide for ownership in the Company of proprietary technology developed at the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

Manufacturing

  The primary raw materials used in making the carriers for the Company's heparin products, and the carriers under consideration for the Company's other product candidates, are readily available from multiple sources and in large quantities. The Company has no internal capability for the production of any of its carriers in batch sizes larger than approximately one kilogram. The Company currently has arrangements with third parties to produce these carriers in accordance with the FDA's good manufacturing practices ("GMP") regulations in batch sizes of approximately 200 kilograms. Generally, commercial manufacturers can produce batch sizes of up to 2,000 kilograms.

  The Company is conducting feasibility studies for engineering and location of its own manufacturing facility. The Company has identified numerous other commercial manufacturers meeting the FDA's GMP regulations that have the capability of producing the Company's carriers. The Company will continue to manufacture carriers on a small scale for research purposes and contract with third-party producers for clinical testing. Once the engineering studies for the Company's production facility are completed, the Company will be in a position to decide whether to make or buy the carriers for future needs. A third-party manufacturer whose facility complies with the FDA's GMP regulations is currently producing the Company's carrier and the liquid oral heparin formulation for its Phase III clinical trials.

Competition

  The Company believes that its oral heparin product will be preferred by doctors and patients over the injectable form. Nevertheless, oral heparin will compete with generic heparin and low molecular weight heparin, which are only available in injectable form. Low molecular weight heparin is offered in the U.S. principally by Pharmacia & Upjohn, Inc. (under the trade name "Fragmin") and Rhone-Poulenc S.A. (under the trade name "Lovenox"). Internationally, there are more than ten approved forms of low molecular weight heparin. Outside of the hospital, where patient compliance with any injectable drug is difficult to achieve and monitor, warfarin is currently prescribed as an anticoagulant/antithrombotic. However, for many important indications it is not considered as effective as heparin. Warfarin is a generic drug marketed under the trade name "Coumadin" by E.I. DuPont de Nemours & Co. Because warfarin has more negative interactions with other pharmaceuticals than most FDA approved drugs, the Company believes that its oral heparin products will ultimately be the preferred drug for a wide range of anticoagulant/antithrombotic uses and that an oral alternative may significantly expand the overall heparin market, currently constrained by injectable-only administration.

  The Company's success depends, in part, upon maintaining a competitive position in the development of products and technologies in an evolving field in which developments are expected to continue at a rapid pace. The Company competes with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs that may be orally active. Many of these companies and entities have substantially greater research and development capabilities, experience and marketing, financial and managerial resources than the Company, and represent significant competition for the Company.

  Additionally, acquisitions of, investments in, or collaborations with, competing drug delivery or biotechnology companies by large pharmaceutical companies could enhance a competitor's financial, marketing and other resources. Consolidation among drug delivery and biotechnology companies could have a similar effect. Accordingly, the Company's competitors may succeed in developing competing technologies and obtaining governmental approval for products before the Company. There can be no assurance that developments by others will not render the Company's product candidates, or the therapeutic compounds used in combination with the Company's product candidates, noncompetitive or obsolete.

Government Regulation

  The Company's operations and products under development are subject to extensive regulation by the FDA and other governmental authorities in the United States and other governmental authorities in other countries.

  The duration of the governmental approval process for marketing new pharmaceutical substances, from the commencement of preclinical testing to the receipt of a governmental final letter of approval for marketing a new substance, varies with the nature of the product and with the country in which such approval is sought. For entirely new drugs, the approval process could take eight to ten years or more; however, for reformulations of existing drugs, the process is typically shorter. In either case, the procedures required to obtain governmental approval to market new drug products are costly and time-consuming, requiring rigorous testing of the new drug product. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company.

  The steps required before a new human pharmaceutical product can be marketed or shipped commercially in the United States include, in part, preclinical testing, the filing of an Investigational New Drug ("IND") notice, the conduct of clinical trials and the filing with the FDA of either a New Drug Application ("NDA") for drugs or a Product License Application ("PLA") for biologics.

  In order to conduct the clinical investigations necessary to obtain eventual regulatory approval, an applicant must file an IND with the FDA to permit the shipment and use of the drug for investigational purposes. The IND sets forth, in part, the results of preclinical (laboratory and animal) toxicology and efficacy testing and the applicant's plans for clinical (human) testing. If the FDA does not deny the exemption to ship or use the investigative drug or place a "hold" on clinical testing within 30 days of the submission of the IND, it becomes effective and clinical testing may begin after Institutional Review Board approval of research involving human subjects.

  Under the FDA's regulations, the clinical testing program required for marketing approval of a new drug typically involves three clinical phases. In Phase I, safety studies are generally conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. In Phase II, studies are conducted on small groups of patients afflicted with a specific disease to gain preliminary evidence of efficacy and to determine the common short-term side effects and risks associated with the substance being tested. Phase III involves large-scale trials conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for product labeling. Frequent reports are required in each phase and, if unwarranted hazards to patients are found, the FDA may request modification or discontinuance of clinical testing until further studies have been conducted. Phase IV testing is conducted either to meet FDA requirements for additional information as a condition of approval, or to expand market acceptance of the pharmaceutical product.

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

Employees

  As of July 31, 1999, the Company had approximately 95 employees, 74 engaged in scientific research and technical functions and 21 performing administrative and clerical functions. Of the 95 employees, 28 hold Ph.D. or M.D. degrees. The Company believes that its relationships with its employees are good.

Directors and Officers

Set forth below is certain information regarding the officers and directors of the Company:

                                                     Position with the
                    Name                    Age           Company
 ------------------------------------------ ---  -----------------------------------
 Michael M. Goldberg, M.D..................  40   Chairman of the Board of
                                                  Directors, and Chief Executive
                                                  Officer
 Robert A. Baughman, Jr., Pharm.D., Ph.D...  50   Senior Vice President, Development
 Lewis H. Bender...........................  40   Senior Vice President, Business
                                                  Development
 Barry B. Kanarek, M.D., Ph.D..............  52   Senior Vice President, Clinical
                                                  Affairs and Chief Medical Officer
 Charles H. Abdalian, Jr. .................  49   Vice President, Chief Financial
                                                  Officer and Secretary
 Joseph D. Poveromo........................  35   Controller and Chief Accounting
                                                  Officer
 Steven Dinh, Ph.D.........................  44   Vice President, Research
 John E. Smart, Ph.D.......................  56   Vice President, Director of Basic
                                                  Research
 Shepard M. Goldberg.......................  44   Vice President, Operations
 Jere E. Goyan, Ph.D. (1)..................  69   Director
 Mark I. Greene, M.D., Ph.D. (2)...........  51   Director and scientific advisor
 Peter Barton Hutt, Esq. (1)...............  64   Director
 Howard M. Pack (1)(2).....................  81   Director
 Joseph R. Robinson, Ph.D. (2).............  60   Director and scientific advisor
 Robert J. Levenson........................  58   Director

--------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

  Michael M. Goldberg, M.D. has served as Chairman of the Board of Directors since November 1991 and as Chief Executive Officer and a director of the Company since August 1990. In addition, Dr. Goldberg served as President of the Company from August 1990 to October 1995. Dr. Goldberg received a B.S. degree from Rensselaer Polytechnic Institute and an M.D. from Albany Medical College of Union University in 1982 and an MBA from Columbia University Graduate School of Business. Pursuant to an employment agreement with the Company, Dr. Goldberg is to serve as Chairman and Chief Executive Officer of the Company and is to be nominated to serve as a member of the Board of Directors.

  Robert A. Baughman, Jr., Pharm.D., Ph.D. has been with the Company since September 1991, as Senior Vice President since September 1993, Director of Development since June 1994 and Vice President and Director, Research and Development before then. Dr. Baughman holds a B.S. from Loyola University and a Pharm.D. and a Ph.D. in pharmaceutical chemistry from the University of California, San Francisco.

  Lewis H. Bender has been with the Company since 1993, as Senior Vice President of Business Development since April 1997, Vice President of Business Development since October 1995 and Director of Business Development before then. Mr. Bender received a B.S. degree and an M.S. in chemical engineering from the Massachusetts Institute of Technology, an M.A. in international studies from the University of Pennsylvania and an MBA from the Wharton School of the University of Pennsylvania.

  Barry B. Kanarek, M.D., Ph.D. joined the Company in May of 1998. From January 1997 to March 1998, he was Vice President, Medical Operations for the Americas at ClinTrials Research Inc. Before that he was with Glaxo-Wellcome, most recently as Vice President of Medical Affairs, where he also served as acting head of Medical Operations, sat on the U.S. site Operating Committee, co-chaired the Product Strategy committee and acted as Chief Medical Officer during the integration phase of the combination of Glaxo and Wellcome. Dr. Kanarek received his M.D. and Ph.D. from the University of Salamanca in Spain.

  Charles H. Abdalian, Jr. has been with the Company since April 1999. He was previously Executive Vice President and Chief Financial Officer of ClinPath Associates, Inc. during 1998, Vice President and Chief Financial Officer of Del Laboratories, Inc. from 1997 to 1998, Chief Financial Officer of the medical products manufacturing subsidiary of W.R. Grace & Co. from 1994 to 1997 and a partner with Coopers & Lybrand prior to 1994. Mr. Abdalian holds an MBA from the Wharton School of the University of Pennsylvania.

  Joseph D. Poveromo, the Company's Controller and Chief Accounting Officer since July 1994, has been with the Company since 1993. He was previously Controller of a private pet food company and held senior accounting positions with the public accounting firms of Marshall Granger & Company and Rayfield & Licata. Mr. Poveromo received a B.B.A. degree in public accounting from Pace University.

  Steven Dinh, Ph.D. joined the Company in April of 1999. He was previously Vice President and Chief Scientific Officer with Lavipharm Laboratories and held various research positions in transdermal product development and basic pharmaceutics research with Novartis Pharmaceuticals Corp. from 1997 to 1998, with CIBA-Geigy Corporation from 1987 to 1996 and with E. I. DuPont de Nemours & Co. from 1982 to 1987. Dr. Dinh holds a Sc.D. in Chemical Engineering from the Massachusetts Institute of Technology.

  John E. Smart, Ph.D. joined the Company in 1996 as Vice President, Director of Research and has been Director of Basic Research since 1998. He was previously the Vice President of Research at Creative Biomolecules, Inc., a biopharmaceutical company. He received his Ph.D. in biochemistry and biophysics from the California Institute of Technology and has over 20 years of experience in academia and the health care industry.

  Shepard M. Goldberg, has been with the Company as Vice President, Operations, since April of 1998. He was previously President and owner of two regional distribution businesses. He received a B.S. in electrical engineering from Polytechnic Institute of N.Y. and an MBA from Adelphi University. Mr. Goldberg is a first cousin of Michael M. Goldberg, M.D., Chairman and Chief Executive Officer of the Company.

  Jere E. Goyan, Ph.D. has been a director of the Company since 1992. Until his retirement in 1999, he was President, Chief Operating Officer, and a director of Alteon, Inc., a development stage pharmaceutical company. He started at Alteon as Senior Vice President Research and Development in January 1993. He was previously a Professor of Pharmacy and Pharmaceutical Chemistry and the Dean of the School of Pharmacy at the University of California, San Francisco, and has served in various other academic, administrative and advisory positions, including that of Commissioner of the FDA. He currently serves as a director of the biopharmaceutical companies Atrix Laboratories Inc., SciClone Pharmaceuticals and Boehringer Ingelheim.

  Mark I. Greene, M.D., Ph.D. has been a director of the Company since 1995. He has been the John Eckman Professor of Medical Science, School of Medicine at the University of Pennsylvania for more than five years. He currently serves as a director of Ribi ImmunoChem Research, Inc., a biopharmaceutical company.

  Peter Barton Hutt, Esq. has been a director of the Company since 1992. He has been a partner for over five years at the law firm of Covington & Burling in Washington, D.C., where he specializes in the practice of food and drug law. He currently serves as a director of the biopharmaceutical companies Interneuron Pharmaceuticals, Inc. and Sparta Pharmaceuticals, Inc.

  Howard M. Pack has been a director of the Company since its inception in 1986 and served as Executive Vice President of Finance from the Company's inception until his retirement in October 1988.

  Joseph R. Robinson, Ph.D. has been a director of the Company since 1997. He has been Professor of Pharmacy and Ophthalmology at the University of Wisconsin for more than the past five years. He currently serves as a director of Cima Laboratories, Inc., a pharmaceutical company.

  Robert J. Levenson has been a director of the Company since 1998. He has been Executive Vice President of First Data Corporation for more than the past five years. He previously held positions as Senior Executive Vice President and Chief Operating Officer of Medco Containment Services, Inc. and as Group President of Automatic Data Processing, Inc. He currently serves as a director of First Data Corporation, Superior Telecom, Inc. and Vestcom International, Inc.

  Dr. Sam Milstein departed from the Company as of January 1999. He had previously served as the Company's President, Chief Scientific Officer and Secretary. He was expected to serve as Chief Executive Officer of a subsidiary investigating the use of novel drug design technologies for the treatment of drug-resistant microbial infections. However, no work has commenced on this project to date.

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

  Set forth below are the names, positions and areas of expertise of the Company's scientific advisors.

    Name and Position                         Area of Expertise
    -----------------                         -----------------
    Mark I. Greene, M.D., Ph.D.               Immunology, computer modeling
     Professor of Medicine,
     Department of Pathology,
     School of Medicine
     University of Pennsylvania
    Joseph R. Robinson, Ph.D.                 Mucoadhesives, pharmaceutics and
     Professor, School of Pharmacy            gastrointestinal physiology
     University of Wisconsin
    Garret FitzGerald, M.D.                   Anticoagulants and
     Robinette Professor of Cardiovascular    antithrombotics and clinical
     Medicine, Director, Center for           research
     Experimental Therapeutics
     Director, Clinical Research Center
     University of Pennsylvania
    Scott Berkowitz, M.D                      Disorders of hemostasis and
     Assistant Clinical Professor of Medicine thrombosis; clinical trial design
     Duke University
    Elazer Edelman, M.D., Ph.D                Indicators for
     Director                                 anticoagulant/antithrombotic
     Harvard-MIT Biomedical Engineering       therapy
     Center
    Robert Linhardt, Ph.D.                    Structure, activity, analysis and
     Professor                                synthesis of complex
     College of Pharmacy                      carbohydrates
     University of Iowa

  Name and Position                         Area of Expertise
  -----------------                         -----------------
  Sam Money, M.D.                           Indicators for nonclinical antithrombotic modeling
   Head of Vascular Surgery
   Ochsner Clinic
  Russell Hull, M.D.                        Anticoagulants and antithrombotic and clinical research
   Professor of Medicine
   University of Calgary
  Joshua Korzenik, M.D.                     Gastroenterology and clinical research
   Assistant Professor of
   Gastroenterology
   Washington University School of Medicine
  Victor J. Marder, M.D.                    Anticoagulants and antithrombotics and clinical research
   Director of Vascular  Medicine
   University of California at Los Angeles

ITEM 2. Properties

  The Company currently leases approximately 68,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, New York for use as executive offices and laboratories. The current lease expires in September 2007 with a ten year extension at then-current rates at the Company's option.

ITEM 3. Legal proceedings

  The Company is not party to any litigation that is expected to have a material effect on the operations or business of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market system under the symbol EMIS.

  The following sets forth the range of high and low bid prices for the Common Stock for the periods indicated, as reported by Nasdaq.

      Fiscal Year Ended July 31,                               High    Low
      --------------------------                               ----    ----
      1998
      First quarter........................................... $ 24    $15 3/8
      Second quarter..........................................   23     14 3/4
      Third quarter...........................................   21     15 1/2
      Fourth quarter..........................................  17 5/8   10
      1999
      First quarter........................................... $10 1/4 $  5
      Second quarter..........................................  19 1/8   7 1/8
      Third quarter...........................................  18 3/8   7 1/2
      Fourth quarter..........................................  10 1/2   6 1/2
      2000
      First quarter (through October 6)....................... $18 1/8 $ 7 9/16

  As of October 6, 1999 there were approximately 300 stockholders of record and 12,152,806 shares of Common Stock outstanding. The closing price for the Company's Common Stock on October 6, 1999 was $15.00.

  The Company has never paid cash dividends and does not intend to pay cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of its business.

ITEM 6. Selected Financial Data

  The following selected financial data for the five years ended July 31, 1999 have been derived from the financial statements of the Company and notes thereto, which have been audited by independent accountants. There were no dividends declared or paid by the Company during the five years ended July 31, 1999.

                                         Fiscal Year Ended July 31,
                                  --------------------------------------------
                                   1995     1996     1997     1998      1999
                                  -------  -------  -------  -------  --------
                                  (in thousands, except per share amounts)
Statement of Operations Data:
Revenue.......................... $    33  $ 3,131  $ 5,401  $15,868  $ 10,180
                                  -------  -------  -------  -------  --------
Costs and expenses:
 Research and development........   5,802    6,605    7,724   15,190    22,850
 Acquisition of in-process
  research and development.......     --       --       --       --      9,686
 Loss in Ebbisham Ltd............     --       --     2,550    4,044     3,092
 General and administrative......   2,404    3,337    3,416    5,344     6,051
                                  -------  -------  -------  -------  --------
  Total costs and expenses.......   8,206    9,942   13,690   24,578    41,679
                                  -------  -------  -------  -------  --------
Operating loss...................  (8,173)  (6,811)  (8,289)  (8,710)  (31,499)
Other income and expense.........     389      703      968    1,644       817
                                  -------  -------  -------  -------  --------
Net loss......................... $(7,784) $(6,108) $(7,321) $(7,066) $(30,682)
                                  =======  =======  =======  =======  ========
Net loss per share--Basic and
 diluted......................... $ (1.03) $ (0.72) $ (0.77) $ (0.66) $  (2.63)
                                  =======  =======  =======  =======  ========

                                                 July 31,
                                  -------------------------------------------
                                   1995     1996     1997     1998     1999
                                  -------  -------  -------  -------  -------
                                               (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 marketable securities........... $ 5,620  $18,237  $33,690  $34,828  $17,805
Working capital..................   5,173   17,799   31,323   31,457   13,360
  Total assets...................   7,549   20,039   36,897   53,690   38,476
Long-term liabilities............      55       45       35   10,598   22,050
Accumulated deficit.............. (36,628) (42,736) (50,057) (57,123) (87,805)
Stockholders' equity.............   6,899   19,267   33,398   31,281   11,287

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  Emisphere Technologies, Inc. is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. The Company has no product sales to date. The major sources of the Company's working capital have been proceeds from various public and private equity and debt financings, reimbursement of expenses and other payments from corporate partners, and income earned on the investment of available funds. Neither inflation nor seasonality significantly affect the Company's operations.

Results of Operations

 Fiscal 1999 Compared to Fiscal 1998

  The Company's contract research revenues were $10.2 million in fiscal 1999, a decrease of $5.7 million, or 35.8%, compared to fiscal 1998. The decrease was the result of the Company's discontinuing its joint venture with Elan for the development of oral heparin and the completion of the research and development funding portion of the ongoing Lilly collaboration. In addition, revenues in fiscal 1998 included a $4.0 million milestone payment from Lilly. The Company received no milestone payments in fiscal 1999.

  Total operating expenses were $41.7 million in fiscal 1999, an increase of $17.1 million, or 70%, compared to fiscal 1998. The details of the increase are as follows:

  Research and development costs were $22.9 million in fiscal 1999, an increase of $7.7 million, or 50%, compared to fiscal 1998. This increase is mainly attributable to increased costs related to oral heparin Phase II clinical studies, costs associated with initiating Phase III clinical trials, including purchases of heparin, contract manufacturing of the Company's carriers, and a number of toxicology studies. In addition, during fiscal 1999, the Company expanded its laboratory and analytical capabilities in connection with its oral heparin development program and its collaboration with Novartis. This resulted in an increase in scientific personnel and associated laboratory supply costs. The Company also experienced an increase in rental expense from a lease of laboratory and administrative office space entered into in fiscal 1998. The Company expects that its research and development spending will increase as its liquid oral heparin enters into Phase III clinical trials in the fourth quarter of calendar 1999.

  The $9.7 million non-cash charge incurred in fiscal 1999 for acquired in-process research and development is related to the Company's acquisition of Elan's ownership interest in Ebbisham, Ltd. (the Company's former joint venture with Elan). The loss in Ebbisham was $3.1 million in fiscal 1999, a decrease of $1.0 million, or 24%, compared to fiscal 1998. This decrease is primarily attributable to the lower level of joint development efforts with Elan preceding the change of control. All oral heparin development expenses are now classified as research and development expenses.

  General and administrative expenses were $6.1 million in fiscal 1999, an increase of $0.7 million, or 13%, compared to fiscal 1998. This increase is primarily the result of an increase in personnel and related expenses associated with an increase in management and administrative staff positions, severance in connection with the departure of a senior executive officer, contract systems consulting services, and real estate taxes in connection with the new facility.

  As a result of these factors, the Company's operating loss was $31.5 million in fiscal 1999, an increase of $22.8 million, compared to an operating loss of $8.7 million in fiscal 1998.

  The Company's other income and expenses were $0.8 million in fiscal 1999, a decrease of $0.8 million, or 50%, from fiscal 1998. This decrease is primarily the result of interest expense on the Company's senior convertible notes and a $20.0 million note payable.

  Based on the above factors, the Company sustained a net loss of $30.7 million in fiscal 1999, an increase of $23.6 million, compared to a net loss of $7.1 million in fiscal 1998.

 Fiscal 1998 Compared to Fiscal 1997

  The Company's contract research revenues were $15.9 million in fiscal 1998, an increase of $10.5 million, compared to $5.4 million fiscal 1997. The increase was the result of the Company receiving research and development funding from its collaborators over a greater part of the fiscal year.

  Total operating expenses were $24.6 million in fiscal 1998, an increase of $10.9 million, or 80%, compared to fiscal 1997. The details of the increase are as follows:

  Research and development costs were $15.2 million in fiscal 1998, an increase of $7.5 million, or 97%, compared to fiscal 1997. This increase is mainly attributable to increased personnel and laboratory supply costs in connection with the collaborations with Novartis, Lilly and the ongoing clinical work for heparin. The Company also increased its funding of outside consultants and universities engaged to conduct studies to help advance the Company's scientific research efforts, perform services related to the manufacturing of the Company's carriers and consult on the Company's ongoing clinical studies with heparin. The Company also experienced an increase in rental expense in connection with a new lease for laboratory space.

  The loss in Ebbisham was $4.0 million in fiscal 1998, an increase of $1.5 million, or 59%, compared to fiscal 1997. This increase is attributable to increased costs associated with ongoing clinical development of oral heparin.

  General and administrative expenses were $5.3 million in fiscal 1998, an increase of $1.9 million, or 56%, compared to fiscal 1997. This increase is primarily the result of an increase in contract system consulting services in connection with an ongoing information technology project. The Company also experienced an increase in rental expense in connection with payments for a new lease for administrative office space and an increase in personnel and related expenses associated with an increase in administrative staff positions. This increase was partially offset by a decrease in legal and professional fees paid in connection with the finalization of the Ebbisham joint venture and the agreement with Lilly during fiscal 1997. In connection with the relocation of its operations, the Company incurred a charge of $0.3 million, which represented the write-down of leasehold improvements on its old facility.

  As a result of these factors, the Company's operating loss was $8.7 million in fiscal 1998, an increase of $0.4 million, or 5%, compared to fiscal 1997.

  The Company's other income and expense was $1.6 million in fiscal 1999, an increase of $0.7 million, or 70%, compared to fiscal 1997. This increase was primarily the result of increased returns on the Company's larger investment portfolio. This increase was partially offset by interest expense related to the Company's $13.5 million senior convertible notes issued in fiscal 1998.

  Based on the above factors, the Company sustained a net loss of $7.1 million in fiscal 1998, a decrease of $0.3 million or 3%, compared to fiscal 1997.

Liquidity and Capital Resources

  As of July 31, 1999, the Company had working capital of $13.4 million. Total cash, cash equivalents and marketable securities were $17.8 million, a decrease of $17.0 million compared to July 31, 1998. The decrease was primarily due to the increased rate of spending on the oral heparin Phase II study and Phase III clinical development costs, including those incurred by its former joint venture, and capital expenditures during the fiscal year. The Company also repaid $1.1 million of its outstanding senior convertible notes during fiscal 1999 and repaid the outstanding balance of $2.7 million in September 1999.

  The Company's operations over the last three years have been financed primarily with $26.8 million in equity financing, $13.5 million in debt financing and $31.4 million in research and development funding and milestone payments.

  In connection with the termination of the joint venture, the Company issued a $20.0 million, zero coupon note payable in July 2006 to an affiliate of Elan. The note accrues interest at 15%, compounded semi-annually, and requires no periodic cash interest payments. The $20.0 million principal amount, along with accrued interest, can be paid in part or in full, at the Company's election, after a new drug application for oral heparin has been filed with the FDA. Under certain circumstances, the Company has the option to require Elan to subscribe to Emisphere common stock at then-current market prices.

  As part of the termination of the Ebbisham joint venture, Elan committed to provide the Company with up to $15.0 million in loans, subject to various conditions, including the Company attaining certain liquid oral heparin Phase III milestones by October 31, 1999. The Company does not expect to meet these milestones by that date or to receive any loans from Elan.

  In September 1999, Novartis initiated a Phase I clinical study of a capsule form of one of their protein macro molecules using the Company's oral drug delivery technology. Novartis is funding the study, and may elect to enter into a pre-negotiated licensing agreement with the Company at any time until March 2000. If this election is made, Novartis will be required to pay the Company a predetermined milestone and purchase $5.0 million of common stock at a previously negotiated market-based per share price, subject to the Company's approval. The Novartis research collaboration will expire in December 1999, at which time its quarterly research and development funding obligations will end. Emisphere will receive royalties on sales of any oral products that may result from the collaboration.

  Novartis has an option to develop a second compound using the Company's technology which, if exercised, would extend Novartis' research funding obligation and result in a predetermined milestone payment to the Company. Further development of a product using the second compound would result in a second royalty-bearing license agreement and milestone payments and equity investments similar to those for the first protein macromolecule.

  In March 1998, Lilly executed license agreements for two proteins and Emisphere received a $4.0 million milestone payment in connection with the licenses. The research and development funding portion of the ongoing Lilly collaboration was completed in February 1999. The Company has supplied Lilly with carriers for both therapeutic proteins. These carriers are undergoing preclinical evaluations at Emisphere and Lilly. During fiscal 1999, Lilly suspended development of one of the proteins pending further review by them of the injectable version of the protein. The Company is awaiting further direction from Lilly with respect to both compounds. The Company could receive future payments in the event certain milestones are achieved, and royalty payments if a commercial product results from the collaboration.

  During the two fiscal years ending July 31, 1999, the Company spent $12.3 million in leasehold improvements and scientific equipment, (approximately $3.7 million and $8.6 million during fiscal 1999 and 1998, respectively). These purchases were in connection with the build-out of the Company's newly leased research and administrative facility in Tarrytown, New York, as well as the acquisition of laboratory equipment to support its increased research activities. Purchases of laboratory equipment included pilot scale manufacturing equipment to enable the development of tablet and capsule dosage form prototypes. In connection with the new lease, the lessor reimbursed the Company $1.3 million for leasehold improvements. With the completion of this facility, the Company expects capital expenditure levels to decrease in fiscal 2000 to below $2.0 million.

  The Company expects to incur a substantial increase in liquid oral heparin clinical development expenses in fiscal 2000 as the product enters into Phase III clinical trials, the most expensive phase of the clinical development process, and will no longer receive funding from its former joint venture partner, Elan. As a result, the Company expects to continue to incur increasing operating losses and will require substantial resources to continue its liquid oral heparin clinical development program and ongoing research and development efforts.

  In order to assure funding for its future operations, the Company will need to obtain a marketing partner for its oral heparin product and may be required to obtain financing for Phase III development on its own until a partner is found. However, no assurances can be given that the Company will be successful in attracting a marketing partner or in raising additional capital. In the event that the Company is unable to raise adequate financing before December 1999, management would be required to significantly curtail operations, including delaying the commencement of oral heparin Phase III clinical trials and reducing levels of research and development and administrative activities. In the event that a marketing partner for the oral heparin product is not found, the Company expects that cash, cash equivalents, and marketable securities on-hand, combined with and contingent upon either additional financing and/or delaying clinical trials and curtailment of operations, will be adequate to meet its liquidity requirements into the second quarter of fiscal 2001.

Year 2000 Compliance

  The "Year 2000" problem relates to many currently installed computers, software, and other equipment that are not capable of distinguishing 21st century dates from 20th century dates. As a result, some systems used by many companies, in a very wide variety of applications, will experience operating difficulties unless they are modified, upgraded, or replaced to adequately process information involving, related to or dependent upon the century change. If a business system used by the Company or a third party dealing with the Company fails because of the inability of the business system to properly read a 21st century date, the results could have a material adverse effect on the Company.

  The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 business systems failures and has established a team to address Year 2000 risk. The team has reviewed the Company's internal infrastructure and believes that it has identified substantially all of the major business systems used in connection with its internal operations. The Company has completed the process of identifying and correcting the major business systems that needed to be modified, upgraded, or replaced. Costs incurred to date to correct Year 2000 problems have not been material to our results of operations.

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

  Based on the above, the Company does not believe it needs to develop a comprehensive contingency plan with respect to the Year 2000 problem. The Company will continue to monitor its own business systems and, to the extent possible, evaluate the business systems of its third party suppliers and collaborators to ensure progress on this critical matter. However, if the Company identifies significant risk related to the Year 2000 compliance, or progress deviates from anticipated timelines, the Company will develop contingency plans as deemed necessary at that time.

Impact of the Future Adoption of Recently Issued Accounting Standards

  Management believes that future adoption of recently issued accounting standards will not have a material impact on the Company's financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

  At July 31, 1999, the Company did not hold any market risk sensitive instruments.

ITEM 8. Financial Statements and Supplementary Data

  The financial statements and financial statement schedules are set forth starting on page F-1 hereof.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  Information with respect to the Company's directors and executive officers is contained in Part I hereof.

  Based solely on a review of the reports under Section 16(a) of the Exchange Act and representations furnished to the Company during the last fiscal year, the Company believes that each of the persons required to file such reports is in compliance with all applicable filing requirements.

ITEM 11. Executive Compensation

  The following table sets forth information regarding the aggregate compensation paid by the Company for the three fiscal years ended July 31, 1999 to the Company's Chief Executive Officer and the four other most highly compensated executive officers whose total compensation exceeded $100,000 during the last fiscal year.

                          SUMMARY COMPENSATION TABLE


                               Fiscal      Annual          Stock          Other
 Name and Principal Position    Year  Compensation (1) Option Grants       (2)
 ---------------------------   ------ ---------------  --------------    -------
 Michael M. Goldberg, M.D....   1999     $369,215        7,445 shares    $10,000
 Chairman of the Board and      1998      388,506        6,687 shares      9,792
 Chief Executive Officer        1997      359,880        4,985 shares(3)   4,750
 Robert A. Baughman, Jr.,
  Pharm.D, Ph.D..............   1999     $212,260       79,022 shares    $ 8,907
 Senior Vice President and      1998      175,000        2,844 shares      7,000
 Director of Development        1997      195,337       22,724 shares      4,750
 Lewis H. Bender.............   1999     $180,250        3,427 shares    $ 7,420
 Senior Vice President,         1998      180,096        3,052 shares      7,000
 Business Development           1997      144,479       51,843 shares      2,748
 Barry B. Kanarek, M.D.,
  Ph.D. (4)..................   1999     $273,000        5,071 shares    $ 1,667
 Senior Vice President,
  Clinical                      1998       65,625      126,611 shares        --
 Affairs and Chief Medical
  Officer
 Charles H. Abdalian, Jr.
  (5)........................   1999     $ 75,410      100,708 shares    $   --
 Vice President,
 Chief Financial Officer and
  Secretary

--------
(1) Annual compensation consists solely of base salary except that (i) Drs. Goldberg and Baughman and Mr. Bender were also paid in lieu of earned vacations $0, $15,385 and $0, respectively, during fiscal 1999, $40,190, $0 and $10,096, respectively, during fiscal 1998 and $31,280, $22,212 and $0, respectively, during fiscal 1997 and (ii) the Company forgave loans in the amounts of $48,000 and $49,682 to Dr. Kanarek and Dr. Baughman, respectively, which were originally made in connection with each joining the Company. As to each individual named, the aggregate amounts of all perquisites and other personal benefits, securities and property not included in the summary compensation table above or described below do not exceed the lesser of $50,000 or 10% of their annual compensation.

(2) Other compensation consists solely of matching contributions made by the Company under a defined contribution plan available to substantially all employees.

(3) Does not include options to purchase 562,315 shares of common stock granted to Dr. Goldberg in 1992 in connection with his employment agreement. During fiscal 1997, the Board of Directors deemed 262,315 of the options to have been granted under the Company's 1991 Stock Option Plan and 300,000 of the options to have been granted under the Company's 1995 Non-Qualified Stock Option Plan. The Board also extended from July 1997 to July 2002 the expiration dates for such options.

(4) Dr. Kanarek became an executive officer of the Company in June 1998.

(5) Mr. Abdalian became an executive officer of the Company in April 1999.

  The following table sets forth certain information relating to stock option grants to the executive officers named above during fiscal 1999.

        STOCK OPTION GRANTS DURING THE FISCAL YEAR ENDED JULY 31, 1999

                                                                                    Potential Realizable
                            Number of                                                 Value at Assumed
                             Shares      Percent of Total                              Annual Rates of
                           Underlying     Option Shares                                  Stock Price
                         Options Granted    Granted to    Exercise Price Expiration   Appreciation for
Name                           (1)         Employees (2)   per Share (1)    Date         Option Term
----                     --------------- ---------------- -------------- ---------- ---------------------
                                                                                       5%         10%
                                                                                    ---------------------
Michael M. Goldberg.....       1,429              *           $ 9.69        2/1/99  $   2,443 $     2,443
                               2,342              *             7.25        5/1/99      2,997       2,997
                               2,136              *             6.59        8/1/99      2,443       2,443
                               1,538              *             9.00       11/1/99      2,443       2,443
Robert A. Baughman,
 Jr. ...................      75,000           10.5%          $ 9.50      12/14/08  $ 448,087 $ 1,135,542
                                 677              *             9.69        2/1/99      1,158       1,158
                               1,099              *             7.25        5/1/99      1,406       1,406
                               1,157              *             6.59        8/1/99      1,324       1,324
                               1,089              *             9.00       11/1/99      1,731       1,731
Lewis H. Bender.........         677              *           $ 9.69        2/1/99  $   1,158 $     1,158
                                 905              *             7.25        5/1/99      1,158       1,158
                               1,073              *             6.59        8/1/99      1,228       1,228
                                 772              *             9.00       11/1/99      1,228       1,228
Barry B. Kanarek........         870              *           $ 9.69        2/1/99  $   1,489 $     1,489
                               1,163              *             7.25        5/1/99      1,489       1,489
                               1,301              *             6.59        8/1/99      1,489       1,489
                               1,737              *             9.00       11/1/99      2,759       2,759
Charles H. Abdalian,
 Jr. ...................     100,000           13.9%          $10.63       3/23/09  $ 668,201 $ 1,693,351
                                 708              *             9.00       11/1/99      1,125       1,125

--------
*Less than 1%
(1) Options that expired or will expire in 1999 were all granted under the Company's Employee Stock Purchase Plan or Non-Qualified Employee Stock Purchase Plan at exercise prices equal to the lower of the fair market value on the date of grant or 85% of the fair market value on the date of exercise. Options expiring in 2008 and 2009 were all granted under the Company's 1991 Stock Option Plan at prices equal to the fair market value on the date of grant. The number of shares and the exercise price per share set forth for the options expiring on November 1, 1999 assume that the closing price on the date of exercise will be no lower than $10.59 per share.

(2) The total number of option shares granted during the 1999 fiscal year to employees includes 100,373 shares under the Company's Employee Stock Purchase Plan or Non-Qualified Employee Stock Purchase Plan and 603,375 shares under the Company's 1991 Stock Option Plan.

  The following table sets forth information as to the exercise of options during fiscal 1999 and the number and value of unexercised options held by the executive officers named above as of July 31, 1999.

            AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

                                                                Number of
                                Exercises During            Shares Underlying         Value of Unexercised
                                the Fiscal Year            Unexercised Options      In-the-Money Options (1)
                         ------------------------------ --------------------------- -------------------------
                            Number of
Name                     Shares Acquired Value Realized Exercisable   Unexercisable Exercisable Unexercisable
----                     --------------- -------------- -----------   ------------- ----------- -------------
Michael M. Goldberg.....      2,161         $ 4,862(2)   1,483,353(7)    150,000      $ 1,535         --
                              2,631           2,863(3)
                              2,639          30,283(4)
                              1,505          15,404(4)
                              1,429          10,092(5)
                              2,342           4,099(6)
Robert A. Baughman,
 Jr.....................        822         $ 1,850(2)     160,268        50,000      $11,635         --
                              1,064           1,158(3)
                                677           4,781(5)
                              1,099           1,923(6)
Lewis H. Bender.........      1,085         $ 2,441(2)      80,576        61,400      $56,342      $8,400
                              1,064           1,158(3)
                                677           4,781(5)
                                905           1,583(6)
Barry B. Kanarek........      1,611         $ 1,753(3)      25,000       100,000          --          --
                                870           6,144(5)
                              1,163           2,035(6)
Charles H. Abdalian,
 Jr.....................        --              --             --        100,000          --          --

--------
(1) Based on a closing price of $7.50 on July 31, 1999 on the Nasdaq National Market.
(2) Based on a closing price of $9.69 on August 3, 1998, the date of exercise, on the Nasdaq National Market.
(3) Based on a closing price of $7.25 on November 2, 1998, the date of exercise, on the Nasdaq National Market.
(4) Based on a closing price of $13.125 on December 28, 1999, the date of exercise, on the Nasdaq National Market.
(5) Based on a closing price of $16.75 on February 1, 1999, the date of exercise, on the Nasdaq National Market.
(6) Based on a closing price of $9.00 on May 3, 1999, the date of exercise, on the Nasdaq National Market.
(7) Includes 130,000 shares with respect to which Dr. Goldberg has transferred options to members of his family and with respect to which Dr. Goldberg disclaims beneficial interest.

Employment Agreements

  The Company has entered into an employment agreement with Michael M. Goldberg expiring on July 31, 2000. Pursuant to the agreement, Dr. Goldberg is to serve as Chairman and Chief Executive Officer of the Company at an annual salary of $391,400 for the 2000 fiscal year and is to be nominated to serve as a member of the Board of Directors. Also pursuant to the agreement, Dr. Goldberg was granted an option to purchase 750,000 shares of the Common Stock at an exercise price of $8.625 per share.

  The agreement provides that, upon termination by the Company either without cause or for any reason following a Change of Control (as defined in the agreement) or upon termination by Dr. Goldberg following an uncured breach or bankruptcy by the Company, the Company will make severance payments equal to the greater of the compensation payable under the agreement from the date of termination to July 31, 2001 or one year's compensation under the agreement.

  Sam J. Milstein served as President, Chief Scientific Officer and Secretary of the Company until January 1999. The Company paid Dr. Milstein $124,064 for his service as an officer of the Company through January 4, 1999 and paid or accrued for the payment of $489,309 to Dr. Milstein in connection with his departure from the Company.

Compensation of Directors

  Directors receive no cash compensation in their capacity as directors. Directors who are not employees of the Company receive, pursuant to the Company's Stock Option Plan for Outside Directors (the "Directors Plan"), options to purchase shares of the Common Stock. Messrs. Hutt and Pack and Drs. Goyan and Greene have each received an initial option to purchase 70,000 shares under the Directors Plan in effect prior to January 29, 1997. Under the Directors Plan as currently in effect, Dr. Robinson and Mr. Levenson have each received an initial option to purchase 35,000 shares and Messrs. Hutt and Pack and Dr. Goyan have each received an additional option to purchase 21,000 shares. The exercise prices are $13.00 per share for the initial options granted to Messrs. Hutt and Pack and Dr. Goyan, $8.625 for the initial option granted to Dr. Greene, $23.50 for the initial option granted to Dr. Robinson, $6.125 for the initial option granted to Mr. Levenson and $13.75 for the additional options granted to Messrs. Hutt and Pack and Dr. Goyan. In the event the holder of an option ceases to serve as a director of the Company, the option may be exercised with respect to the fully vested shares within six months thereafter and will terminate immediately with respect to all unvested shares.

  In addition, for each meeting of the Board or a committee thereof attended, directors have a right to receive, pursuant to the Directors Deferred Compensation Stock Plan, a number of shares of the Common Stock, based on the closing price of the Common Stock on the date of the meeting and an amount determined by the Board as compensation for the meeting. For meetings attended during the 1999 fiscal year, Drs. Goyan, Greene and Robinson and Messrs. Levenson and Pack each earned the right to receive 487 shares and Mr. Hutt earned the right to receive 343 shares.

  During the 1999 fiscal year Dr. Robinson was granted, pursuant to a consulting agreement with the Company, an option to purchase 30,000 shares of the Common Stock for $10.00 per share.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information, as of October 6, 1999, except as noted, regarding the beneficial ownership of the Common Stock by (i) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each executive officer of the Company named below and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.

                                              Amount and Nature of
                                                   Beneficial       Percent of
Name and Address of Beneficial Owner (1)          Ownership (2)       Class
----------------------------------------      --------------------  ----------
Amerindo Investment Advisors Inc. and
affiliates (3)...............................      1,065,000            8.8%
One Embarcardero Center, Suite 2300
San Francisco, California 94111-3162
Elan International Services Ltd. ............        940,000            7.7%
102 St James Court
Flatts Smiths FL04
Bermuda
SAFECO Corporation...........................        856,935            7.1%
SAFECO Plaza
Seattle, Washington 98185
Sam J. Milstein, Ph.D........................        710,246            5.5%
105 Willow Avenue
Larchmont, New York 10538
Kenneth Greif................................        674,706            5.4%
1270 Avenue of the Americas
New York, New York 10019
Michael M. Goldberg, M.D. ...................      1,405,267(4)        10.4%
Howard M. Pack...............................        174,363            1.4%
Jere E. Goyan, Ph.D. ........................         84,000              *
Peter Barton Hutt, Esq.  ....................         84,000              *
Mark I. Greene, M.D., Ph.D. .................         77,000              *
Joseph R. Robinson, Ph.D. ...................         46,000              *
Robert J. Levenson...........................         15,000(5)           *
Robert A. Baughman, Jr., Pharm.D., Ph.D. ....        164,968            1.3%
Lewis H. Bender .............................         85,705              *
Barry B. Kanarek, M.D., Ph.D. ...............         28,150              *
Charles H. Abdalian, Jr. ....................            --             --
All directors and executive officers as a
 group (11 persons)..........................      2,164,453(4)(5)     15.3%

--------
*Less than 1%
(1) Unless otherwise specified, the address of each beneficial owner is c/o the Company, 765 Old Saw Mill River Road, Tarrytown, New York 10591.

(2) The number of shares set forth for Dr. Milstein and Mr. Greif and for each director and executive officer of the Company and for Dr. Milstein includes the following number of shares with respect to which such individual has the right, exercisable within 60 days, to acquire beneficial ownership upon exercise of options granted by the Company:

                                                                       Number of
                                                                        Shares
                                                                       ---------
      Dr. Milstein....................................................   708,051
      Mr. Greif.......................................................   244,706
      Dr. Goldberg.................................................... 1,353,353
      Mr. Pack........................................................    84,000
      Dr. Goyan.......................................................    84,000
      Mr. Hutt........................................................    84,000
      Dr. Greene......................................................    77,000
      Dr. Robinson....................................................    46,000
      Mr. Levenson....................................................     7,000
      Dr. Baughman....................................................   160,268
      Mr. Bender......................................................    80,176
      Dr. Kanarek.....................................................    25,000
      All directors and executive officers as a group................. 2,000,797

(3) Based on a Schedule 13G/A filed February 12, 1999, Amerindo Investment Advisors Inc., a California corporation, Amerindo Investment Advisors, Inc., a Panama corporation, Alberto W. Vilar and Gary A. Tanaka share voting and dispositive power with respect to 1,065,000 shares.
(4) Does not include 130,000 shares with respect to which members of Dr. Goldberg's family have the right to acquire beneficial ownership upon exercise of options and with respect to which Dr. Goldberg disclaims beneficial ownership.
(5) Includes 1,000 shares held by the Robert J. and Mira Levenson Family Foundation, with respect to which shares Mr. Levenson disclaims beneficial ownership.

ITEM 13. Certain Relationships and Related Transactions

  None of the transactions, business relationships and indebtedness required to be described by this Item are applicable to the Company.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) A list of the financial statements filed as a part of this report is set forth on page F-1 hereof. A list of the exhibits filed as a part of this report is set forth in the Exhibit Index starting immediately after the financial statements.

  (b) Reports on Form 8-K

  During the last quarter of the period covered by this report, the Company filed a Current Report on Form 8-K dated July 2, 1999 reporting Item 2 Acquisition or Disposition of Assets and including financial statements and pro forma financial information that was filed by amendment on September 14, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 1999
                                          Emisphere Technologies, Inc.

                                                 /s/ Michael M. Goldberg
                                          by:__________________________________
                                                Michael M. Goldberg, M.D.
                                                Chairman of the Board and
                                                 Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /s/ Michael M. Goldberg         Director, Chairman of       October 12,
_____________________________________  the Board and Chief         1999
      Michael M. Goldberg, M.D.        Executive Officer

          /s/ Jere E. Goyan            Director                    October 12,
_____________________________________                              1999
         Jere E. Goyan, Ph.D

        /s/ Peter Barton Hutt          Director                    October 12,
_____________________________________                              1999
          Peter Barton Hutt

         /s/ Howard M. Pack            Director                    October 12,
_____________________________________                              1999
           Howard M. Pack

         /s/ Mark I. Greene            Director                    October 12,
_____________________________________                              1999
     Mark I. Greene, M.D., Ph.D.

       /s/ Joseph R. Robinson          Director                    October 12,
_____________________________________                              1999
      Joseph R. Robinson, Ph.D.

       /s/ Robert J. Levenson          Director                    October 12,
_____________________________________                              1999
         Robert J. Levenson

    /s/ Charles H. Abdalian, Jr.       Vice President, Chief       October 12,
_____________________________________  Financial Officer and       1999
      Charles H. Abdalian, Jr.         Secretary

       /s/ Joseph D. Poveromo          Controller and Chief        October 12,
_____________________________________  Accounting Officer          1999
         Joseph D. Poveromo

                          EMISPHERE TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                                     Index

Emisphere Technologies, Inc.                                          Page(s)
----------------------------                                        -----------
Report of Independent Accountants..................................         F-2
Financial Statements:
  Balance Sheets as of July 31, 1999 and 1998......................         F-3
  Statements of Operations for the fiscal years ended July 31,
   1999, 1998 and 1997.............................................         F-4
  Statements of Cash Flows for the fiscal years ended July 31,
   1999, 1998 and 1997.............................................         F-5
  Statements of Stockholders' Equity for the fiscal years ended
   July 31, 1999, 1998 and 1997....................................         F-6
  Notes to Financial Statements....................................  F-7 - F-20
Ebbisham Limited
----------------
Report of Independent Accountants..................................        F-21
Financial Statements:
  Balance Sheet as of July 31, 1998................................        F-22
  Statements of Operations for the period from August 1, 1998 to
   July 2, 1999, the fiscal year ended July 31, 1998, the period from September 26, 1996 (inception) to July 31, 1997, and the cumulative period from September 26, 1996 (inception) to July 2,
   1999............................................................        F-23
  Statements of Stockholders' Deficit for the cumulative period from September 26, 1996 (inception) to July 2, 1999 including the period from August 1, 1998 to July 2, 1999, the fiscal year ended July 31, 1998, and the period from September 26, 1996
   (inception) to July 31, 1997....................................        F-24
  Statements of Cash Flows for the period from August 1, 1998 to
   July 2, 1999, the fiscal year ended July 31, 1998, the period from September 26, 1996 (inception) to July 31, 1997, and the cumulative period from September 26, 1996 (inception) to July 2,
   1999............................................................        F-25
  Notes to Financial Statements.................................... F-26 - F-28

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Emisphere Technologies, Inc. :

  In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Emisphere Technologies, Inc., at July 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
September 30, 1999

                          EMISPHERE TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                             July 31, 1999 and 1998

                                                        1999          1998
                                                    ------------  ------------
                      Assets
Current assets:
  Cash and cash equivalents.......................  $ 11,461,126  $ 21,358,308
  Marketable securities...........................     6,343,515    13,469,733
  Receivable due from Ebbisham Ltd................           --      7,710,056
  Prepaid expenses and other current assets.......       694,366       729,587
                                                    ------------  ------------
    Total current assets..........................    18,499,007    43,267,684
Equipment and leasehold improvements, at cost, net
 of accumulated depreciation and amortization.....    11,500,767     9,619,856
Purchased technology, net of accumulated
 amortization of $46,902..........................     8,395,415           --
Deferred financing costs, net of accumulated
 amortization of $137,718 and $67,500.............        21,015       742,500
Other assets......................................        60,164        59,970
                                                    ------------  ------------
    Total assets..................................  $ 38,476,368  $ 53,690,010
                                                    ============  ============
       Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable................................  $    834,959  $    724,848
  Accrued expenses................................     1,656,388     1,002,233
  Senior convertible notes, current portion.......     2,647,603     3,500,000
  Investment deficiency in Ebbisham Ltd...........           --      6,583,670
                                                    ------------  ------------
    Total current liabilities.....................     5,138,950    11,810,751
Note payable......................................    20,000,000           --
Senior convertible notes..........................           --     10,000,000
Deferred lease liability..........................     2,050,042       598,111
                                                    ------------  ------------
    Total liabilities.............................    27,188,992    22,408,862
                                                    ------------  ------------
Commitments

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   1,000,000 shares; none issued and outstanding..           --            --
  Common stock, $.01 par value; authorized
   40,000,000 shares; issued 12,181,468 shares
   (12,137,968 outstanding) in 1999 and 11,037,238
   shares (10,993,738 outstanding) in 1998........       121,815       110,372
  Additional paid-in capital......................    99,161,980    88,481,742
  Accumulated deficit.............................   (87,804,852)  (57,123,403)
  Accumulated other comprehensive income..........         1,246         5,250
                                                    ------------  ------------
                                                      11,480,189    31,473,961
  Less, common stock held in treasury, at cost;
   43,500 shares in 1999 and 1998.................      (192,813)     (192,813)
                                                    ------------  ------------
    Total stockholders' equity....................    11,287,376    31,281,148
                                                    ------------  ------------
    Total liabilities and stockholders' equity....  $ 38,476,368  $ 53,690,010
                                                    ============  ============

    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

            For the fiscal years ended July 31, 1999, 1998, and 1997

                                           1999         1998         1997
                                       ------------  -----------  -----------
Contract research revenues............ $ 10,179,925  $15,868,310  $ 5,400,880
                                       ------------  -----------  -----------
Costs and expenses:
  Research and development............   22,849,687   15,189,811    7,723,995
  Acquisition of in-process research
   and development....................    9,685,794          --           --
  Loss in Ebbisham Ltd................    3,092,125    4,043,712    2,549,956
  General and administrative
   expenses...........................    6,051,215    5,344,665    3,416,061
                                       ------------  -----------  -----------
                                         41,678,821   24,578,188   13,690,012
                                       ------------  -----------  -----------
    Operating loss....................  (31,498,896)  (8,709,878)  (8,289,132)
                                       ------------  -----------  -----------
Other income and expense:
  Investment income...................    1,466,216    1,879,840      967,827
  Rental income.......................      218,376          --           --
  Interest expense....................     (867,145)    (236,250)         --
                                       ------------  -----------  -----------
                                            817,447    1,643,590      967,827
                                       ------------  -----------  -----------
    Net loss.......................... $(30,681,449) $(7,066,288) $(7,321,305)
                                       ============  ===========  ===========
Net loss per share, basic and
 diluted.............................. $      (2.63) $     (0.66) $     (0.77)
                                       ============  ===========  ===========
Weighted average shares outstanding,
 basic and diluted....................   11,668,893   10,777,728    9,519,028
                                       ============  ===========  ===========


    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

            For the fiscal years ended July 31, 1999, 1998, and 1997

                                             1999         1998         1997
                                         ------------  -----------  -----------
Cash flows from operating activities:
  Net loss.............................  $(30,681,449) $(7,066,288) $(7,321,305)
                                         ------------  -----------  -----------
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Acquired in-process research and
     development.......................     9,685,794          --           --
    Loss in Ebbisham Ltd...............     3,092,125    4,043,712    2,549,956
    Depreciation and amortization......     1,586,412      953,615      441,768
    Increase (decrease) in deferred
     lease liability...................     1,451,931      563,569      (10,281)
    Non-cash compensation..............       275,000      295,000      250,000
    Non-cash interest expense..........       258,333          --           --
    Amortization of deferred financing
     cost..............................       137,718       67,500          --
    Amortization of discount on
     marketable securities.............        69,717       13,440          --
    Amortization of purchased
     technology........................        46,902          --           --
    Net realized gain on sale of
     marketable securities.............        (1,254)     (14,123)         (60)
    Write-off of leasehold
     improvements......................           --       337,961          --
  Changes in assets and liabilities:
    Decrease (increase) in receivable
     due from
     Ebbisham Ltd......................     7,710,056   (7,061,270)    (648,786)
    Decrease (increase) in prepaid
     expenses and other current
     assets............................        35,221     (281,473)    (158,345)
    (Increase) in deferred financing
     cost..............................           --      (810,000)         --
    (Increase) in investment in
     Ebbisham Ltd......................    (7,225,440)         --        (9,998)
    (Increase) decrease in other
     assets............................          (194)       4,273       (3,000)
    Increase in accounts payable and
     accrued expenses..................       505,934      539,018      196,786
                                         ------------  -----------  -----------
    Total adjustments..................    17,628,255   (1,348,778)   2,608,040
                                         ------------  -----------  -----------
    Net cash used in operating
     activities........................   (13,053,194)  (8,415,066)  (4,713,265)
                                         ------------  -----------  -----------
Cash flows from investing activities:
  Capital expenditures.................    (3,730,814)  (8,601,855)  (1,036,993)
  Purchases of marketable securities...    (3,346,350) (14,938,128) (13,550,937)
  Proceeds from sales of marketable
   securities..........................    10,400,101   12,741,076    8,645,357
                                         ------------  -----------  -----------
    Net cash provided by (used in)
     investing activities..............     3,322,937  (10,798,907)  (5,942,573)
                                         ------------  -----------  -----------
Cash flows from financing activities:
  Proceeds from exercise of options and
   employee stock purchases............       957,213      610,814    1,179,609
  Redemption of senior convertible
   notes...............................    (1,124,138)         --           --
  Proceeds from issuance of long-term
   debt................................           --    13,500,000          --
  Net proceeds from issuance of common
   stock...............................           --     4,062,500   19,970,522
                                         ------------  -----------  -----------
    Net cash (used in) provided by
     financing activities..............      (166,925)  18,173,314   21,150,131
                                         ------------  -----------  -----------
    Net (decrease) increase in cash and
     cash equivalents..................    (9,897,182)  (1,040,659)  10,494,293
Cash and cash equivalents, beginning of
 year..................................    21,358,308   22,398,967   11,904,674
                                         ------------  -----------  -----------
Cash and cash equivalents, end of
 year..................................  $ 11,461,126  $21,358,308  $22,398,967
                                         ============  ===========  ===========
Supplemental disclosure of cash flow
 information:
  Interest paid........................  $    158,671
                                         ============
  Non-cash investing and financing
   activities:
    Note issued for purchased
     technology........................  $ 20,000,000
                                         ============
    Conversion of debt to equity.......  $  9,459,468
                                         ============
    Capital expenditures in accounts
     payable...........................                $   263,490
                                                       ===========

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

            For the fiscal years ended July 31, 1999, 1998 and 1997

                                                                             Accumulated    Common Stock
                             Common Stock                                       Other     Held In Treasury
                          -------------------   Additional    Accumulated   Comprehensive ----------------
                            Shares    Amount  Paid-in Capital   Deficit     Income (Loss) Shares  Amount       Total
                          ---------- -------- --------------- ------------  ------------- ------ ---------  ------------
Balance, July 31, 1996..   9,450,760 $ 94,508   $62,129,161   $(42,735,810)   $(28,291)   43,500 $(192,813) $ 19,266,755
                                                                                                            ------------
Net loss................                                        (7,321,305)                                   (7,321,305)
Unrealized gain on
 securities.............                                                        52,798                            52,798
                                                                                                            ------------
Comprehensive loss......                                                                                      (7,268,507)
                                                                                                            ------------
Sale of common stock
 under employee stock
 purchase plans and
 exercise of options....     133,117    1,331     1,178,278                                                    1,179,609
Issuance of common stock
 in connection with a
 public offering, net of
 expenses...............   1,150,000   11,500    19,959,022                                                   19,970,522
Issuance of stock
 options in exchange for
 services rendered......                            250,000                                                      250,000
                          ---------- --------   -----------   ------------    --------    ------ ---------  ------------
Balance, July 31, 1997..  10,733,877  107,339    83,516,461    (50,057,115)     24,507    43,500  (192,813)   33,398,379
                                                                                                            ------------
Net loss................                                        (7,066,288)                                   (7,066,288)
Unrealized loss on
 securities.............                                                       (19,257)                          (19,257)
                                                                                                            ------------
Comprehensive loss......                                                                                      (7,085,545)
                                                                                                            ------------
Sale of common stock
 under employee stock
 purchase plans and
 exercise of options....      53,361      533       610,281                                                      610,814
Exercise of warrants by
 Elan International
 Services Ltd...........     250,000    2,500     4,060,000                                                    4,062,500
Issuance of stock
 options in exchange for
 services rendered......                            295,000                                                      295,000
                          ---------- --------   -----------   ------------    --------    ------ ---------  ------------
Balance, July 31, 1998..  11,037,238  110,372    88,481,742    (57,123,403)      5,250    43,500  (192,813)   31,281,148
                                                                                                            ------------
Net loss................                                       (30,681,449)                                  (30,681,449)
Unrealized loss on
 securities.............                                                        (4,004)                           (4,004)
                                                                                                            ------------
Comprehensive loss......                                                                                     (30,685,453)
                                                                                                            ------------
Sale of common stock
 under employee stock
 purchase plans and
 exercise of options....     144,628    1,447       955,766                                                      957,213
Conversion of senior
 convertible debt, net
 of costs...............     999,602    9,996     9,449,472                                                    9,459,468
Issuance of stock
 options in exchange for
 services rendered......                            275,000                                                      275,000
                          ---------- --------   -----------   ------------    --------    ------ ---------  ------------
Balance, July 31, 1999..  12,181,468 $121,815   $99,161,980   $(87,804,852)   $  1,246    43,500 $(192,813) $ 11,287,376
                          ========== ========   ===========   ============    ========    ====== =========  ============

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

                                 July 31, 1999

1. Nature of Operations and Summary of Significant Accounting Policies

  Nature of Operations. Emisphere Technologies, Inc. (the "Company") is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. The Company has no product sales to date.

  The Company expects to incur a substantial increase in oral heparin clinical development expenses in fiscal 2000 as the product enters into Phase III clinical trials, the most expensive phase of the clinical development process, and will no longer receive funding from its former joint venture partner, Elan Corporation. As a result, management believes that the Company will continue to incur increasing operating losses and will require substantial financial resources to continue its oral heparin clinical development program and on going research and development efforts.

  In order to assure funding for its future operations, the Company will need to obtain a marketing partner for its oral heparin product and may be required to obtain financing for Phase III development on its own until a partner is found. However, no assurances can be given that the Company will be successful in attracting a marketing partner or in raising additional capital. In the event that the Company is unable to raise adequate financing before December 1999, management would be required to significantly curtail operations, including delaying the commencement of oral heparin Phase III clinical trials and reducing levels of research and development and administrative activities. In the event that a marketing partner for the oral heparin product is not found, the Company expects that cash, cash equivalents, and marketable securities on-hand, combined with either additional financing and/or delaying clinical trials and curtailment of operations will be adequate to meet its liquidity requirements into the second quarter of fiscal 2001.

  Concentration of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash equivalents and marketable securities. The Company invests excess cash in accordance with a policy objective seeking to preserve both liquidity and safety of principal. The Company generally invests its excess funds in obligations of the U.S. government and its agencies, bank deposits, mortgage-backed securities, and investment grade debt securities issued by corporations and financial institutions. The Company holds no collateral for these financial instruments.

  Cash and Cash Equivalents. The Company considers all highly liquid, interest-bearing debt instruments with a maturity of three months or less when purchased to be cash equivalents.

  Equipment and Leasehold Improvements. Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for on the straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the life of the lease or of the improvements, whichever is shorter. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

  Purchased Technology. Purchased technology is amortized on a straight-line basis over a period of 15 years, the average life of the related patents.

  Impairment of Long-Lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances, such as the manner in which an asset is used, indicate that their carrying amount may not be recoverable. Impairment losses are recognized when a long-lived asset's carrying value

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999
exceeds the expected undiscounted cash flows related to that asset. The amount of the impairment loss is the difference between the carrying value and the fair market value of the asset. The fair market value of an asset is determined based upon discounted cash flows.

  Deferred Financing Costs. Direct costs incurred in connection with obtaining financing have been capitalized and are being amortized on a basis that approximates the interest method over the term of the financing.

  Deferred Lease Liabilities. Various leases entered into by the Company provide for rental holidays and escalations of the minimum rent during the lease term, as well as additional rent based upon increases in real estate taxes and common maintenance charges. The Company records rent expense from leases with rental holidays and escalations using the straight-line method, thereby prorating the total rental commitment over the term of the lease. Under this method, the deferred lease liability represents the differences between the minimum cash rental payments and the rent expense computed on a straight-line basis.

  Revenue Recognition. The Company is currently engaged in contract research and development of its proprietary technology. Revenue derived from contract research and feasibility studies is recognized as the related services are performed. Revenue earned upon the achievement of research and development milestones is recorded when such milestones are achieved.

  Patent Costs. As a result of research and development efforts conducted by the Company, it has received, applied for, or is in the process of applying for a number of patents to protect proprietary inventions. Costs incurred in connection with patent applications have been expensed as incurred.

  Purchased In-Process Research and Development. Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition and which, if unsuccessful, have no alternative future use. Amounts assigned to purchased in-process research and development are charged to expense at the consummation date of the purchase business combination.

  Income Taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. These liabilities and assets are determined based on differences between the financial reporting and tax basis of assets and liabilities measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Stock-Based Employee Compensation. The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, generally no compensation expense is recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock as of the grant date is equal to or less than the option exercise price.

  Disclosure required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, has been included in Note 9.

  The fair value of options and warrants granted to non-employees for goods or services are included in the financial statements and expensed as the goods are utilized or the services performed.

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999
  Net Loss Per Share. Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as an additional 2,559,295, 4,029,129, and 4,128,298 shares for the fiscal years ended July 31, 1999, 1998, and 1997, respectively, relating to outstanding options (after application of the Treasury Stock Method).

  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Fair Value of Financial Instruments. The carrying amounts for cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their short-term nature. The carrying amounts for the Company's debt instruments approximate fair value.

  Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

  Impact of the Future Adoption of Recently Issued Accounting
Standards. Management believes that the future adoption of recently issued accounting standards will not have a material impact on the Company's financial statements.

2. Marketable Securities

  The Company considers its marketable securities to be "available-for-sale," as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders' equity. The following table summarizes the amortized cost basis and aggregate fair value of marketable securities, and the unrealized holding gains and losses, at July 31, 1999 and 1998, respectively.

                                                        Unrealized Holding
                                                      -----------------------
                               Amortized
                              Cost Basis  Fair Value  Gains  (Losses)   Net
                              ----------- ----------- ------ --------  ------
1999
Maturities less than one
 year:
  Corporate debt securities.. $ 3,848,268 $ 3,849,615 $4,294 $(2,948)  $1,347
Maturities between one and
 three years:
  U.S. government
   securities................     994,001     993,900    --     (101)    (101)
  Corporate debt securities..   1,500,000   1,500,000    --      --       --
                              ----------- ----------- ------ -------   ------
                              $ 6,342,269 $ 6,343,515 $4,294 $(3,049)  $1,246
                              =========== =========== ====== =======   ======
1998
Maturities less than one
 year:
  Corporate debt securities.. $ 4,300,701 $ 4,301,393 $1,161 $  (469)  $  692
Maturities between one and
 three years:
  Corporate debt securities..   9,163,782   9,168,340  6,058  (1,500)   4,558
                              ----------- ----------- ------ -------   ------
                              $13,464,483 $13,469,733 $7,219 $(1,969)  $5,250
                              =========== =========== ====== =======   ======

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

  Realized gains and losses are included as a component of investment income. For the fiscal years ended July 31, 1999, 1998, and 1997, gross realized gains and losses were not significant. In computing realized gains and losses, the Company determines the cost of its marketable securities on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

3. Equipment and Leasehold Improvements

  Equipment and leasehold improvements consist of the following:

                                         Useful Lives
                                           in Years       1999        1998
                                         ------------- ----------- -----------
Equipment...............................      3-7      $ 6,133,395 $ 4,674,232
Leasehold improvements.................. Life of lease  11,167,029   9,269,339
                                                       ----------- -----------
                                                        17,300,424  13,943,571
Less, Accumulated depreciation and
 amortization...........................                 5,799,657   4,323,715
                                                       ----------- -----------
                                                       $11,500,767 $ 9,619,856
                                                       =========== ===========

  During May 1998, the Company relocated its operations and subleased certain office and laboratory space. In connection with the sublease, the Company recorded a charge of approximately $300,000 to general and administrative expenses, which represented the writedown of leasehold improvements, net of accumulated amortization, at the subleased space offset by the excess of sublease rental income over related rental expense.

4. Accrued Expenses

Accrued expenses consist of the following as of July 31, 1999 and 1998:

                                                              1999       1998
                                                           ---------- ----------
       Compensation....................................... $  343,500 $  266,000
       Professional fees..................................    379,000    203,000
       Interest...........................................    292,164    168,750
       Other..............................................    641,724    364,483
                                                           ---------- ----------
                                                           $1,656,388 $1,002,233
                                                           ========== ==========

5. Senior Convertible Notes Payable

  In 1998, the Company issued $13.5 million of its 5% Senior Convertible Notes, due May 1, 2001 (the "Notes"). Interest is payable annually in arrears and at the Company's option can be made either in cash or, subject to certain conditions, in shares of the Company's common stock. At July 31, 1999 and 1998, the Company had accrued $33,830 and $168,750, respectively, of interest on the Notes.

  In connection with the issuance of the Notes, the Company incurred direct costs to obtain the financing of approximately $800,000. Such amount has been classified as deferred financing costs. Amortization of these costs totaled $137,718 and $67,500 for the fiscal years ended July 31, 1999 and 1998, respectively.

  During 1999, the note holders converted principal and interest of approximately $9.7 million and $315,000, respectively, into 999,602 shares of the Company's common stock. Deferred financing costs of $583,767 were

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999
recorded as a reduction to additional paid-in-capital upon conversion of the notes. In addition, the Company repaid $1.1 million of the Notes in cash. In June 1999, certain terms and covenants were modified, including increasing the amount of additional indebtedness allowed and changing the due date to September 15, 1999. The remaining balance of approximately $2.7 million and interest thereon were repaid on that date.

  As of July 31, 1999, the estimated fair value of the Notes approximated their carrying value, based on near term maturity.

6. Commitments

Leases. The Company leases office and laboratory space under noncancelable leases expiring in various years through 2008. As of July 31, 1999, future minimum rental payments are as follows:

                                                                     Minimum
       Years Ending July 31,                                     Rental Payments
       ---------------------                                     ---------------
       2000.....................................................   $ 1,034,120
       2001.....................................................     1,187,864
       2002.....................................................     1,121,826
       2003.....................................................     1,308,544
       2004.....................................................     1,333,200
       Thereafter...............................................     4,110,700
                                                                   -----------
                                                                   $10,096,254
                                                                   ===========

  As described in Note 3, in July 1998, the Company entered into a sublease (the "Sublease") for a portion of its former premises, which extends to January 2002.

  As of July 31, 1999, future minimum rentals to be received under the Sublease are as follows:

                                                                       Minimum
                                                                     Rentals to
       Years Ending July 31,                                         be Received
       ---------------------                                         -----------
       2000.........................................................  $272,200
       2001.........................................................   218,866
       2002.........................................................   111,995
                                                                      --------
                                                                     $603,061
                                                                      ========

  Rent expense for the fiscal years ended July 31, 1999, 1998 and 1997 was approximately $1,078,692, $1,230,000 and $256,000, respectively. Additional charges for real estate taxes and common maintenance charges for the fiscal years ended July 31, 1999 and 1998, were $240,000 and $459,000, respectively.

Other. The Company, for the fiscal years ended July 31, 1999, 1998 and 1997, made payments for research totaling approximately $578,000, $847,000 and $847,000, respectively, to several universities and a research organization (the "Entities"). Certain members of the Company's Board of Directors are affiliated with these Entities.

7. Income Taxes

  As of July 31, 1999, the Company has available, for tax reporting purposes, unused net operating loss carry-forwards of approximately $72.0 million, which will expire in various years from 2001 to 2013. The Company's

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999
research and experimental tax credit carry-forwards expire in various years from 2001 to 2013. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code. The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of July 31, 1999 and 1998 is as follows:

                                                        1999          1998
                                                    ------------  ------------
     Deferred tax assets and valuation allowance:
       Accrued liabilities........................  $    980,130  $    356,194
       Equipment and leasehold improvements.......       722,317        70,132
       Net operating loss carry-forwards..........    29,415,588    19,404,873
       Research and experimental tax credit carry-
        forwards..................................     2,936,205     2,454,215
       Valuation allowance........................   (34,054,240)  (22,285,414)
                                                    ------------  ------------
                                                    $        --   $        --
                                                    ============  ============

8. Stockholders' Equity

  a. During 1999, the Company's shareholders voted to increase the number of common shares authorized from 20.0 million to 40.0 million shares.

  b. The Company's certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by the Company's Board of Directors. As of July 31, 1999 and 1998, there were no shares of preferred stock outstanding.

  c. In 1996, the Board of Directors (the "Board") adopted a stockholder rights plan in which Preferred Stock Purchase Rights (the "Rights") were granted at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock ("A Preferred Stock") at an exercise price of $80 for each share of the Company's common stock.

  The Rights are not exercisable, or transferable apart from the common stock, until the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common stock of the Company or
(ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person, or group, of 20% or more of the outstanding common stock of the Company.

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

  As a result of the Rights dividend, the Board designated 200,000 shares of preferred stock as A Preferred Stock. A Preferred Stockholders will be entitled to a preferential cumulative quarterly dividend of the greater of $1.00 per share or 100 times the per share dividend declared on the Company's common stock. Shares of A Preferred Stock have a liquidation preference, as defined, and each share will have 100 votes and will vote together with the common shares.

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

  d. The Company adopted the provision of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The statement establishes standards for the reporting and display of comprehensive income and its components. The disclosures required by SFAS 130 have been included within the statement of stockholders' equity. The effects of income taxes on comprehensive loss was not material.

9. Stock Plans

  Stock Option Plans. Under the Company's 1991 Stock Option Plan and the 1995 Non-Qualified Stock Option Plan (individually, the "91 Plan" and "95 Plan," respectively, or collectively, the "Plans") a maximum of 2,500,000 and 2,350,000 shares of the Company's common stock, respectively, are available for awards to employees, consultants, and other individuals who render services to the Company. The 91 Plan provides for the grant of either incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or options which do not qualify as ISOs. An independent committee of the Board, which determines option terms including exercise price and vesting period, awards the options. Generally, the options expire within a five to ten-year period as determined by the committee and as defined by the Plans. The terms of the 95 Plan provide for the granting to officers and other key employees the option to purchase the Company's common stock. The number and terms of each grant will be determined by an independent committee of the Board, which will determine option exercise price, termination date, vesting, and expiration date. Options granted under the Plans generally vest over a five-year period. As of July 31, 1999, shares available for future grants under the Plans amounted to 734,065.

  The following table summarizes stock option information for the Plans as of July 31, 1999:

                     Options Outstanding               Options Exercisable
           ---------------------------------------- --------------------------
                         Weighted
                          Average
 Range of                Remaining      Weighted                   Weighted
 Exercise    Number     Contractual     Average       Number       Average
   Price   Outstanding Life in Years Exercise Price Exercisable Exercise Price
 --------  ----------- ------------- -------------- ----------- --------------
  $1.50        86,737      5.76          $ 1.50         67,977      $ 1.50
  $2.63         3,937      5.78          $ 2.63          3,787      $ 2.63
  $4.00-
   $4.40       71,124      4.81          $ 4.01         70,324      $ 4.01
  $6.13-
   $9.00    1,630,175      6.70          $ 8.33      1,223,000      $ 8.63
  $9.50-
  $13.75    1,766,134      4.46          $11.67      1,347,214      $12.03
 $15.13-
  $21.25      454,322      7.75          $17.17        157,138      $17.74
 $23.00-
  $23.25        8,000      5.92          $23.09          4,000      $23.19
            ---------                                ---------
  $1.50-
  $23.25    4,020,429      5.78          $10.60      2,873,440      $10.45
            =========                                =========

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

  Transactions involving stock options awarded under the Plans during fiscal 1997, 1998 and 1999 are summarized as follows:

                                         Weighted                   Weighted
                            Number       Average       Number       Average
                          Outstanding Exercise Price Exercisable Exercise Price
                          ----------- -------------- ----------- --------------
Balance, July 31, 1996...  1,981,418      $ 8.90        506,962      $ 9.75
1997
  Granted................  1,260,531      $12.43
  Canceled...............    (43,000)     $13.75
  Exercised..............    (33,323)     $ 9.86
                           ---------
  Balance outstanding
   July 31, 1997.........  3,165,626      $10.23      1,868,085      $10.98
1998
  Granted................    340,272      $17.08
  Canceled...............     (6,350)     $15.50
  Exercised..............    (15,819)     $ 5.98
                           ---------
  Balance outstanding
   July 31, 1998.........  3,483,729      $10.85      2,012,463      $10.95
1999
  Granted................    603,375      $ 8.84
  Canceled...............    (57,420)     $10.90
  Exercised..............     (9,255)     $ 2.59
                           ---------
  Balance outstanding
   July 31, 1999.........  4,020,429      $10.60      2,873,440      $10.45
                           =========

  Outside Directors' Plan The Company has adopted a stock option plan for outside directors who are neither officers nor employees of the Company nor holders of more than 5% of the Company's common stock (the "Outside Directors' Plan"). This plan, as amended, provides for the granting of options to directors (i) to purchase 35,000 shares of the Company's common stock on the date of initial election or appointment to the Board and (ii) to purchase 21,000 shares on the fifth anniversary thereof and every three years thereafter. The options have an exercise price equal to the fair market value of the Company's common stock on the date of grant, vest at the rate of 7,000 shares per year, and expire ten years after the date of grant.

  The following table summarizes stock option information for the Outside Directors' Plan as of July 31, 1999:

                     Options Outstanding               Options Exercisable
           ---------------------------------------- --------------------------
                         Weighted
                          Average
 Range of                Remaining      Weighted                   Weighted
 Exercise    Number     Contractual     Average       Number       Average
   Price   Outstanding Life in Years Exercise Price Exercisable Exercise Price
 --------  ----------- ------------- -------------- ----------- --------------
  $6.13-
   $8.63     105,000       7.16          $ 7.80        70,000       $ 8.63
 $13.00-
  $13.75     273,000       3.90          $13.17       252,000       $13.13
  $23.50      35,000       7.51          $23.50        14,000       $23.50
             -------                                  -------
  $6.13-
  $23.50     413,000       5.04          $12.68       336,000       $12.62
             =======                                  =======

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

  Transactions involving stock options awarded under the Outside Directors' Plan during fiscal 1997, 1998 and 1999 are summarized as follows:

                                         Weighted                   Weighted
                            Number       Average       Number       Average
                          Outstanding Exercise Price Exercisable Exercise Price
                          ----------- -------------- ----------- --------------
Balance, July 31, 1996...   280,000       $11.91       196,666       $12.63
1997
  Granted................    98,000       $17.23
                            -------
  Balance outstanding
   July 31, 1997.........   378,000       $13.29       243,333       $12.40
                            -------
1998
  Balance outstanding
   July 31, 1998.........   378,000       $13.29       291,332       $12.51
1999
  Granted................    35,000       $ 6.13
                            -------
  Balance outstanding
   July 31, 1999.........   413,000       $12.68       336,000       $12.62
                            =======

  Directors' Deferred Compensation Stock Plan Pursuant to the Directors' Deferred Compensation Stock Plan (the "Directors' Deferred Plan") adopted during the 1998 fiscal year, outside directors have a right to receive for each meeting of the Board or a committee thereof attended a number of shares of the Company's common stock equal to the amount determined by the Board as compensation for the meeting divided by the fair market value of the Company's common stock on the date of the meeting. An aggregate of 25,000 shares of the Company's common stock has been reserved for issuance under the Directors' Deferred Plan. During fiscal 1999 and 1998, the outside directors earned the rights to receive an aggregate of 2,778 shares and 570 shares, respectively. Under the terms of the Directors' Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board.

  Non-Plan Options The Company's Board of Directors has issued options to an executive officer ("Executive"), and a former executive officer, the Emisphere Charitable Foundation, and a consultant not covered by the Plans or the Outside Directors' Plan ("Non-Plan Options"). The respective employment agreement for the Executive also contains provisions whereby the Executive is allowed to borrow defined amounts from the Company in connection with exercise of options. Outstanding loans bear interest at rates, as defined. The Board determines the number and terms of each grant (option exercise price, vesting, and expiration date). Non-Plan Options generally vest over a five-year period.

 The following table summarizes stock option information for the Non-Plan Options as of July 31, 1999:

                        Options Outstanding              Options Exercisable
               -------------------------------------- --------------------------
                            Weighted
                             Average
   Range of                 Remaining     Weighted                   Weighted
   Exercise      Number    Contractual    Average       Number       Average
     Price     Outstanding    Life     Exercise Price Exercisable Exercise Price
   --------    ----------- ----------- -------------- ----------- --------------
 $8.00-$ 9.75    387,822      1.82         $8.65        387,822       $8.65

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

  Transactions involving awards of Non-Plan Options during fiscal 1997, 1998 and 1999 are summarized as follows:

                                         Weighted                   Weighted
                            Number       Average       Number       Average
                          Outstanding Exercise Price Exercisable Exercise Price
                          ----------- -------------- ----------- --------------
Balance, July 31, 1996...  1,470,853      $11.28       496,822       $9.59
1997
  Canceled...............   (987,031)     $12.61
  Exercised..............    (60,000)     $ 8.23
                           ---------
  Balance outstanding
   July 31, 1997.........    423,822      $ 8.62       423,822       $8.62
1998
  Canceled...............     (1,000)     $18.50
                           ---------
  Balance outstanding
   July 31, 1998.........    422,822      $ 8.59       422,822       $8.59
1999
  Exercised..............    (35,000)     $ 8.00
                           ---------
  Balance outstanding
   July 31, 1999.........    387,822      $ 8.65       387,822       $8.65
                           =========

  Employee Stock Purchase Plans The Company has adopted two employee stock purchase plans (the "Purchase Plans") -- the 1994 Employee Stock Purchase Plan (the "Qualified Plan") and the 1994 Non-Qualified Employee Stock Purchase Plan (the "Non-Qualified Plan"). The Purchase Plans provide for the grant to all employees of options to purchase the Company's common stock. These options are granted for dollar amounts of up to 15% of an employees' quarterly compensation. The exercise price per share is equal to the lesser of the fair market value of the Company's common stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on the first day of each fiscal quarter and expire six months after the date of grant. The Qualified Plan is not available for employees owning more than 5% of the Company's common stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent that the option grants are restricted under the Qualified Plan. The Purchase Plans provide for the issuance of up to 500,000 shares of the Company's common stock under the Qualified Plan and 100,000 shares under the Non-Qualified Plan.

  Purchases of common stock during the fiscal years ended July 31, 1999, 1998 and 1997 are summarized as follows:

                                      Qualified Plan       Non-Qualified Plan
                                  ---------------------- -----------------------
                                   Shares                 Shares
                                  Purchased Price Range  Purchased  Price Range
                                  --------- ------------ --------- -------------
     1999........................  92,276   $4.83-$ 9.68   8,097   $ 6.16-$ 9.68
     1998........................  34,851   $8.23-$17.21   2,749   $13.76-$16.47
     1997........................  31,348   $6.30-$17.75   8,111   $6.26-$ 13.18

At July 31, 1999, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 201,568 and 58,591, respectively.

  Pro Forma Operating Results The following tables summarize the Company's pro forma operating results had compensation costs for the Plans, Outside Directors' Plan, Directors' Deferred Plan, the Non-Plan Options, and the Purchase Plans been determined in accordance with the fair value-based method of accounting

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999
for stock-based compensation as prescribed by SFAS No. 123. Since option grants awarded during 1999, 1998 and 1997 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects, on the future years of the application of the fair value-based method. Except as noted above, the options exercise price equals the quoted market price of the Company's common stock on the date of grant.

                                             Fiscal Years Ended July 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
     Pro forma net loss................. $35,446,893  $10,409,698  $15,408,336
     Pro forma net loss per share....... $     (3.04) $     (0.97) $     (1.53)

  For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1999, 1998 and 1997 was $5.94, $10.96 and $6.82, respectively. The following assumptions were used in computing the fair value of options granted: expected volatility of 80%, expected lives of five years (except for the Purchase Plans where the expected lives are six months), zero divided yield, and weighted-average risk-free interest rate of 5.2% in 1999, 5.9% in 1998, and 6.4% in 1997.

10. Retirement Plan

  The Company has a defined contribution retirement plan (the "Plan"), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate, by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits as defined by the Plan. The Company has agreed to make discretionary contributions to the Plan. For the fiscal years ended July 31, 1999, 1998 and 1997 the Company made contributions to the Plan totaling approximately $183,000, $139,000 and $58,000, respectively.

11. Net Loss Per Share

  The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding. For the fiscal years ended July 31, 1999, 1998, and 1997, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive.

12. The Emisphere Charitable Foundation, Inc.

  During 1993, the Board authorized the incorporation of The Emisphere Charitable Foundation, Inc. (the "Foundation"). The Foundation has since been incorporated and intends to seek tax exempt status under section 501(c)(3) of the Internal Revenue Code. The Foundation's charitable purpose is to grant financial assistance to pay expenses incurred by persons or their families who are suffering from serious, debilitating, or prolonged illnesses. The Company intends to contribute cash and Company stock options to the Foundation. Two officers of the Company are directors of the Foundation. The Foundation currently has 15,000 options to acquire an equal number of shares of the Company's common stock at an exercise price of $9.75 per share.

13. Ebbisham Limited

  Ebbisham Limited ("Ebbisham"), an Irish corporation owned jointly by Elan Corporation, plc ("Elan") and the Company until July 1999 when it became a wholly subsidiary of the Company, was formed in September 1996 to develop and market heparin products using technologies contributed by Elan and the Company. Elan

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999
provided the initial funding of $4.5 million. Thereafter, Elan and the Company provided funding equally. During the year ended July 31, 1999, Elan and the Company each contributed approximately $7.5 million to fund Ebbisham's operations.

  In fiscal 1996, the Company issued and sold to an affiliate of Elan 600,000 shares of the Company's common stock and warrants to purchase an additional 250,000 shares, at $16.25 per share, for a total of $7.5 million. In fiscal 1998, Elan exercised the warrants.

  Pursuant to agreements with Elan and Ebbisham, the Company performed certain research and development services on behalf of Ebbisham. In connection therewith, the Company recognized contract research revenues during each of the three fiscal years ended July 31, 1999 of approximately $5.7 million, $7.1 million, and $4.0 million, respectively. As of July 31, 1998, amounts due from Ebbisham for services rendered totaled approximately $7.7 million.

  In July 1999, Emisphere acquired Elan's ownership interest in Ebbisham, in exchange for a seven year $20.0 million zero coupon note (the "Ebbisham Note") carrying a 15% interest rate, compounding semi-annually, plus royalties on oral heparin product sales, subject to an annual maximum, and certain milestone payments. Under certain conditions, Elan has agreed to subscribe to the Company's common stock. This transaction resulted in Ebbisham becoming a wholly owned subsidiary of the Company.

  The acquisition of Elan's ownership interest in Ebbisham has been accounted for in accordance with the purchase method of accounting. The purchase price of approximately $18.1 million ($20.4 million, including transaction costs, net of purchase accounting adjustments for accrued funding liabilities in excess of actual funding requirements of $2.3 million) has been allocated $9.7 million and $8.6 million to acquired in-process research and development, which was expensed at the date of acquisition, and purchased technology, respectively.

  As of the acquisition date, it was determined that the acquired in-process research and development had not reached technological feasibility and did not have an alternative future use. Approximately 48%, 80%, and 80% of the research and development effort remained to be completed for liquid heparin, solid dosage heparin, and solid dosage low molecular weight heparin, respectively, as of the acquisition date. Before these products can be commercialized, the Company is required to complete Phase III clinical trials for liquid heparin, initiate and complete Phase I through III clinical studies for both solid dosage forms of heparin and low molecular weight heparin, and file New Drug Applications with the United States Food and Drug Administration. The Company currently estimates the cost to complete clinical trials and obtain regulatory approval to be in excess of $30.0 million. The Company expects to complete development of liquid heparin in fiscal 2002. In valuing the acquired in-process research and development, the Company used discounted cash flows over a 10-year period and risk adjusted discount rates ranging from 20% to 45%, depending on the product's stage of development. Purchased technology is being amortized using the straight-line method over its expected useful life of approximately 15 years.

  In conjunction with the above transaction, Elan committed to provide the Company with up to $15.0 million in financial support for Phase III clinical trials of oral heparin. The provision by Elan of these loans is subject to the Company attaining certain clinical milestones and other conditions, including the commencement of oral heparin Phase III clinical trials by October 31, 1999. The Company does not anticipate commencement of such trials within the stipulated period.

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

  The following unaudited pro forma information presents a summary of consolidated results of operations assuming the acquisition had taken place at the beginning of each fiscal year and excludes the write-off of acquired in-process research and development of approximately $9.7 million:

                                                            (Unaudited)
                                                              Fiscal
                                                       Years Ended July 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
      Sales......................................... $  4,400,000  $  8,800,000
      Net loss...................................... $(25,500,000) $(14,800,000)
      Net loss per share............................ $      (2.19) $      (1.37)

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

  Selected financial data of Ebbisham, prior to acquisition, as of July 31, 1998, for the period from August 1, 1998 to July 2, 1999 (the acquisition date), the fiscal year ended July 31, 1998, and the period from September 26, 1996 (inception) to July 31, 1997, are as follows:

Balance Sheet Data

                                                                  July 31, 1998
                                                                  -------------
                         Assets
Cash.....................................................         $    741,184
                                                                  ============
          Liabilities and Stockholders' Deficit
Accounts payable (1).....................................         $  9,408,518
Subordinated debt........................................            4,500,000
Stockholders' deficit....................................          (13,167,334)
                                                                  ------------
  Total liabilities and stockholders' deficit                     $    741,184
                                                                  ============

Statement of Operations Data

                                                                    Period from
                                                        Fiscal     September 26,
                                       Period from    Year Ended    (inception)
                                    August 1, 1998 to  July 31,         to
                                      July 2, 1999       1998      July 31, 1997
                                    ----------------- -----------  -------------
Total revenue......................    $   104,829    $    32,760   $    72,045
Total expenses (2).................     (6,289,084)    (8,120,183)   (5,171,956)
                                       -----------    -----------   -----------
Net loss...........................    $(6,184,255)   $(8,087,423)  $(5,099,911)
                                       ===========    ===========   ===========

--------
(1) Includes $7,710,056 due the Company at July 31, 1998.
(2) Includes $5,732,805, $7,061,270, and $3,999,733 related to services performed by the Company on behalf of Ebbisham for the period from August 1, 1998 to July 2, 1999, the year ended July 31, 1998, and the period from September 26, 1996 (inception) to July 31, 1997.

14. Strategic Alliances

  The Company performs research and development for others pursuant to research collaborations and feasibility studies. Under the research collaborations, Emisphere will be reimbursed for development costs and may be entitled to payments if certain development milestones are achieved. In addition, the collaborations

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999
contain provisions, which require the Company to negotiate the terms of a licensing agreement contemplating the exclusive worldwide use of the Company's proprietary technology. All of the Company's research collaborations are generally cancelable by the partners without significant financial penalty to the collaborator. Feasibility studies are of short duration and are designed to evaluate the applicability of the Company's drug delivery carriers to specific drugs. Costs associated with research and development collaborations and feasibility studies are expected to approximate the revenues recognized.

  In December 1997, the Company and Novartis Pharma AG ("Novartis") entered into a research collaboration to investigate the Company's technology for oral delivery of two selected Novartis compounds. The agreement provides for an initial research collaboration period expiring in December 1999 and two options on the part of Novartis to acquire exclusive licenses to use the Company's technologies for the development and commercialization of oral formulations of the Novartis compounds.

  In the event Novartis exercises its technology license options, it has the obligation (subject to the Company's approval) to purchase up to $16 million of the Company's Common Stock. This investment may be made in four tranches at prices based on market prices at the time of exercise. The first tranche is subject to certain price limitations.

  Under the agreement, Novartis has made quarterly payments to the Company for work performed by the Company in connection with the collaboration and is to make future payments in the event certain milestones are achieved. In September 1999, Novartis initiated clinical testing of a solid oral dosage form of one of their compounds using the Company's oral drug delivery technology.

  In February 1997, the Company and Eli Lilly & Company ("Lilly") entered into an agreement to combine Lilly's therapeutic protein and formulation capabilities with the Company's carrier technologies. The agreement provided for periodic payments to the Company to fund a research and development program, which was completed during fiscal 1999. Under the agreement, the Company granted to Lilly a series of options to acquire licenses to use the Company's technologies. In fiscal 1998, Lilly exercised two of its options and entered into two license agreements to use the Company's technologies in connection with two proteins.

  During fiscal year 1999, Lilly suspended development of one of the proteins pending further review by them of the injectable version of the protein. With respect to the second protein, Emisphere designed and supplied "carriers" to Lilly for evaluation. As a result, Emisphere is awaiting further direction from Lilly on both compounds. The above license agreements provide for future payments, in the event certain milestones are achieved, as defined, as well as royalty payments if a commercial product results from the collaboration. As of July 31, 1999, these license agreements were in effect.

  During the fiscal years ended July 31, 1999, 1998 and 1997, the agreements with Novartis and Lilly generated revenues to the Company of $4.3 million, $8.8 million (including milestone payments of $4.0 million from Lilly) and $1.4 million, respectively.

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Ebbisham Limited:

  In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the financial position of Ebbisham Limited ("Ebbisham") (a development stage enterprise) at July 31, 1998, and the results of its operations and its cash flows for the period from September 26, 1996 (inception) to July 31, 1997, the year ended July 31, 1998, the period from August 1, 1998 through July 2, 1999 and the cumulative period from September 26, 1996 (inception) to July 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Ebbisham's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As described in Note 7 to the financial statements, in July 1999, Emisphere Technologies, Inc. ("Emisphere") acquired Elan Corporation plc's 50% ownership interest in Ebbisham and, therefore, Ebbisham became a wholly owned subsidiary of Emisphere. These financial statements have been prepared as of and for the periods prior to the Emisphere acquisition.

PricewaterhouseCoopers LLP
New York, New York
September 10, 1999

                                EBBISHAM LIMITED
                        (a development stage enterprise)

                                 BALANCE SHEET

                                                                    July 31,
                                                                      1998
                                                                  ------------
                             ASSETS
Current assets:
  Cash........................................................... $    741,184
                                                                  ------------
Total assets..................................................... $    741,184
                                                                  ============
              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Due to Elan Corporation plc.................................... $  1,698,462
  Due to Emisphere Technologies, Inc. ...........................    7,710,056
  Accrued expenses...............................................          --
                                                                  ------------
Total current liabilities........................................    9,408,518
Subordinated debt................................................    4,500,000
                                                                  ------------
Total liabilities................................................   13,908,518
                                                                  ------------
Stockholders' deficit:
  "A" ordinary shares, par value $1.00 per share, 5,000,000
   shares authorized, 10,000 shares issued and outstanding at
   July 31, 1998. "B" ordinary shares, par value $1.00 per share,
   5,000,000 shares authorized, 10,000 shares issued and
   outstanding at July 31, 1998..................................       20,000
  Deficit accumulated during the development stage...............  (13,187,334)
                                                                  ------------
Total stockholders' deficit......................................  (13,167,334)
                                                                  ------------
Total liabilities and stockholders' deficit...................... $    741,184
                                                                  ============


    The accompanying notes are an integral part of the financial statements.

                                EBBISHAM LIMITED
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS

                                                      For the
                                                    period from  Cumulative for
                           For the                 September 26, the period from
                         period from    For the        1996       September 26,
                          August 1,   fiscal year   (inception)       1996
                           1998 to       ended        through      (inception)
                           July 2,     July 31,      July 31,        through
                            1999         1998          1997       July 2, 1999
                         -----------  -----------  ------------- ---------------
Revenues:
  Interest income....... $   104,829  $    32,760   $    72,045   $    209,634
Expenses:
  Research and
   development..........  (6,165,393)  (8,120,183)   (5,171,956)   (19,457,532)
  General and
   administrative.......    (123,691)         --            --        (123,691)
                         -----------  -----------   -----------   ------------
Net loss................ $(6,184,255) $(8,087,423)  $(5,099,911)  $(19,371,589)
                         ===========  ===========   ===========   ============



    The accompanying notes are an integral part of the financial statements.

                               EBBISHAM LIMITED
                       (a development stage enterprise)

                      STATEMENTS OF STOCKHOLDERS' DEFICIT
      For the period from September 26, 1996 (inception) to July 2, 1999, including the period from August 1, 1998 to July 2, 1999,
  the fiscal year ended July 31, 1998, and the period from September 26, 1996
                         (inception) to July 31, 1997

                          Number of shares
                          -----------------
                          Ordinary Ordinary Ordinary Ordinary Accumulated
                            "A"      "B"      "A"      "B"      deficit        Total
                          -------- -------- -------- -------- ------------  ------------
Ordinary shares issued
 in consideration for
 cash...................   10,000   10,000  $10,000  $10,000  $             $     20,000
Net loss for the period
 from September 26, 1996
 (inception) to July 31,
 1997...................                                        (5,099,911)   (5,099,911)
                           ------   ------  -------  -------  ------------  ------------
Balance at July 31,
 1997...................   10,000   10,000   10,000   10,000    (5,099,911)   (5,079,911)
Net loss for the year
 ended July 31, 1998....                                        (8,087,423)   (8,087,423)
                           ------   ------  -------  -------  ------------  ------------
Balance at July 31,
 1998...................   10,000   10,000   10,000   10,000   (13,187,334)  (13,167,334)
Net loss for the period
 from August 1, 1998 to
 July 2, 1999...........                                        (6,184,255)   (6,184,255)
                           ------   ------  -------  -------  ------------  ------------
Balance at July 2,
 1999...................   10,000   10,000  $10,000  $10,000  $(19,371,589) $(19,351,589)
                           ======   ======  =======  =======  ============  ============

                                EBBISHAM LIMITED
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                   Cumulative
                                                       For the      for the
                           For the                   period from  period from
                         period from                September 26,  September
                          August 1,      For the        1996        26, 1996
                             1998        fiscal      (inception)   (inception)
                              to       year ended      through      through
                           July 2,      July 31,      July 31,       July 2,
                             1999         1998          1997          1999
                         ------------  -----------  ------------- ------------
Cash flows from
 operating activities:
  Net loss.............. $ (6,184,255) $(8,087,423)  $(5,099,911) $(19,371,589)
  Changes in assets and
   liabilities:
    Increase (decrease)
     in payable to Elan
     Corporation plc....   (1,698,462)   1,058,913       639,549           --
    Increase (decrease)
     in payable to
     Emisphere
     Technologies,
     Inc................   (7,684,826)   7,061,270       648,786        25,230
    Increase in accrued
     expenses...........       10,408          --            --         10,408
                         ------------  -----------   -----------  ------------
Net cash (used in)
 provided by operating
 activities.............  (15,557,135)      32,760    (3,811,576)  (19,335,951)
Cash flows from
 financing activities:
  Proceeds from issuance
   of share capital.....          --           --         20,000        20,000
  Proceeds from issuance
   of subordinated
   debt.................   26,847,699          --      4,500,000    31,347,699
  Repayment of
   subordinated debt....  (11,949,233)         --            --    (11,949,233)
                         ------------  -----------   -----------  ------------
Net cash provided by
 financing activities...   14,898,466          --      4,520,000    19,418,466
Net (decrease) increase
 in cash................     (658,669)      32,760       708,424        82,515
Cash at beginning of
 period.................      741,184      708,424           --            --
                         ------------  -----------   -----------  ------------
Cash at end of period... $     82,515  $   741,184   $   708,424  $     82,515
                         ============  ===========   ===========  ============

                               EBBISHAM LIMITED
                       (a development stage enterprise)

                         NOTES TO FINANCIAL STATEMENTS

1. Organization and Business:

  Ebbisham Limited ("Ebbisham"), an Irish corporation, was formed as an equally owned joint venture between Elan Corporation plc ("Elan") and Emisphere Technologies, Inc. ("Emisphere") (collectively, the "Partners"), in September 1996 to develop and market heparin products utilizing technologies contributed by the Partners. In July 1999, Emisphere acquired 100% of Elan's ownership interest in Ebbisham (see Note 7). As a development stage enterprise, Ebbisham's primary efforts to date have been devoted to research and development and raising capital.

2. Summary of Significant Accounting Policies:

Basis of Preparation

  The accompanying financial statements of Ebbisham were prepared in accordance with generally accepted accounting principles in the United States.

Cash

The carrying amount reported in the balance sheet for cash approximates its fair value. Cash subjects Ebbisham to concentrations of credit risk.

Income Taxes

Ebbisham accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). SFAS 109 requires that Ebbisham recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax bases of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Subordinated Debt:

  Subordinated debt consists of the following:

                                                        Due to       Due to
                                                         Elan       Emisphere
                                                     ------------  -----------
      Balance at July 31, 1998...................... $  4,500,000  $       --
      Current activity:
        Loans.......................................    7,449,233   19,398,466
        Repayments..................................  (11,949,233)         --
                                                     ------------  -----------
      Balance at July 2, 1999....................... $        --   $19,398,466
                                                     ============  ===========

                               EBBISHAM LIMITED
                       (a development stage enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

  The subordinated debt is interest-free until Ebbisham has sufficient equity, as defined, and has earned a profit after tax in the preceding financial year of not less than $100,000.

  The rate of interest in a given financial year is as follows:

  . 5% if profits after tax for that financial year exceed $100,000 but do not exceed $5,000,000.

  . 10% if profits after tax for that financial year exceed $5,000,000 but do not exceed $10,000,000.

  .  15% if profits after tax for that financial year exceed $10,000,000.

  The debt is subordinated to the claims of all other creditors of Ebbisham.

4. Stockholders' Deficit:

  Ebbisham's certificate of incorporation provides for the issuance of five million ordinary "A" shares and five million ordinary "B" shares. The rights and terms of both types of shares are identical except that Elan held the ordinary "A" shares through July 2, 1999 and by Emisphere subsequent to that date, and Emisphere holds the ordinary "B" shares.

5. Income Taxes:

  Ebbisham is subject to the provisions of tax laws in Ireland. Accordingly, in the event that Ebbisham earns royalty income for its patents in the future, such amounts may be exempt from income tax under certain circumstances. In addition, in the event that taxable profits are derived from Ebbisham's manufacture of products, a tax would be imposed on profits earned at tax rates ranging from 10% to 32%. Ebbisham has available net operating loss carryforwards of approximately $13 million, which, under certain circumstances, may be available to offset taxable income arising in the future. As a result of the uncertainty of whether Ebbisham will have future taxable income and whether the net operating losses being carried forward will be available to offset such taxable income, Ebbisham has established a valuation allowance equal to the total deferred tax asset. The total deferred tax asset, net of the valuation allowance, was not material.

6. Related Party Transactions:

  On September 26, 1996 (inception), Ebbisham entered into certain agreements with Elan and Emisphere relating to the research and development of an oral heparin product under development. In accordance with these agreements, the Partners perform certain research and development activities on behalf of Ebbisham. For the period from August 1, 1998 through July 2, 1999, Ebbisham incurred research and development expenses for work performed by Elan and Emisphere in the amount of $432,588 and $5,732,805, respectively. For the year ended July 31, 1998, Ebbisham incurred research and development expenses for work performed by Elan and Emisphere in the amount of $1,058,913 and $7,061,270, respectively. For the period from September 26, 1996 (inception) through July 31, 1997, Ebbisham incurred research and development expenses for work performed by Elan and Emisphere in the amount of $1,172,233 and $3,999,733, respectively. Cumulatively, for the period from September 26, 1996 (inception) through July 2, 1999, Ebbisham incurred research and development expenses for work performed by Elan and Emisphere of $2,663,734 and $16,793,808, respectively.

7. Ownership:

  In July 1999, Emisphere acquired Elan's ownership interest in Ebbisham in exchange for a seven-year $20 million zero coupon note. The acquisition, which resulted in Ebbisham becoming a wholly owned subsidiary of Emisphere, will be accounted for by Emisphere in accordance with the purchase method of accounting. The

                                EBBISHAM LIMITED
                        (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS--(Continued) accompanying financial statements are presented as of and for the periods prior to Emisphere's acquisition. As such, the accompanying financial statements do not reflect purchase accounting adjustments recorded by Emisphere relating to this change in ownership.

8. Subsequent Event:

  In September 1999, Emisphere initiated procedures to liquidate Ebbisham.

                                 EXHIBIT INDEX

                                                                 Incorporated
 Exhibit                                                       by Reference (1)
 -------                                                       ----------------
  3.1    --Restated Certificate of Incorporation of the                A
          Company dated June 13, 1997, as amended by the
          Certificate of Amendment dated January 25, 1999
  3.2    --By-Laws of the Company, as amended December 7,
          1998
  4.1    --Rights Agreement dated as of February 23, 1996              B
          between the Company and Continental Stock Transfer
          & Trust Company
  4.2    --Note Purchase Agreement, dated July 2, 1999,                C
          between the Company and Elan International
          Service, Ltd.
  4.3    --Zero Coupon Note, dated July 2, 1999, issued by             C
          the Company to Elan International Services, Ltd.
          For an initial principal amount of $20 million
 10.1    --1991 Stock Option Plan, as amended(2)                       *
 10.2    --Stock Option Plan for Outside Directors, as                 D(2)
          amended
 10.3    --Employee Stock Purchase Plan                                E(2)
 10.4    --Non-Qualified Employee Stock Purchase Plan                  E(2)
 10.5    --1995 Non-Qualified Stock Option Plan, as                    *
          amended(2)
 10.6    --Directors' Deferred Compensation Stock Plan                 F(2)
 10.7    --Employment Agreement dated as of October 6, 1995            E(2)
          between Michael M. Goldberg and the Company
 10.8    --Stock Option Agreements dated as of January 1,              E(2)(3)
          1991, February 15, 1991, December 1, 1991, August
          1, 1992 and October 6, 1995 between Michael M.
          Goldberg and the Company
 10.9    --Termination Agreement, dated July 2, 1999, among            C
          the Company, Elan Corporation, plc and Ebbisham
          Limited, now a wholly owned subsidiary of the
          Company
 10.10   --Patent License Agreement, dated July 2, 1999,               C
          between the Company and Elan Corporation, plc
 10.11   --Subscription Agreement, dated July 2, 1999                  C
          between the Company and Elan International
          Management, Ltd.
 10.12   --Registration Rights Agreement, dated July 2, 1999           C
          between the Company and Elan International
          Management, Ltd.
 10.13   --Research Collaboration and Option Agreement dated           G
          as of December 3, 1997 between the Company and
          Novartis Pharma AG
 10.14   --Research Collaboration and Option Agreement dated           H
          as of February 26, 1997 between the Company and
          Eli Lilly and Company
 23.1    --Consent of PricewaterhouseCoopers LLP (Regarding            *
          the Company)
 23.2    --Consent of PricewaterhouseCoopers LLP (Regarding            *
          Ebbisham Limited)
 27.1    --Financial Data Schedule                                     *

--------
 *  Filed herewith.
(1) If not filed herewith, filed with a corresponding exhibit number as an exhibit to the document referred to by letter as follows:

  A. Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999.
  B. Current Report on Form 8-K dated March 5, 1996.
  C. Current Report on Form 8-K dated July 2, 1999.
  D. Annual Report on Form 10-K for the fiscal year ended July 31, 1997.
  E. Annual Report on Form 10-K for the fiscal year ended July 31, 1995.
  F. Annual Report on Form 10-K for the fiscal year ended July 31, 1998.
  G. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997.
  H. Quarterly Report on Form 10-Q/A (Amendment No.1) for the quarterly period ended January 31, 1997.

(2)  Management contract or compensatory plan or arrangement.

(3)  Omitted in part pursuant to Instruction 2 of Item 601 of Regulation S-K.