Form 10-K/A
period 1999-07-31
EMISPHERE TECHNOLOGIES INC
filed 1999-12-09
CIK 805326

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended July 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of November 30, 1999, the aggregate market value of registrant's common stock held by non-affiliates was approximately $270,000,000, based on a closing sale price of $18.875 per share, and 14,489,284 shares of registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE

     This Amendment No. 1 ("Amendment No. 1") on form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (the "10-K") amends and restates in their entirety Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations," Item 8 "Financial Statements and Supplementary Data" and Item 11 "Executive Compensation" of the 10-K. The purpose of Amendment No. 1 is to include in the 10-K the updated information regarding Item 7, Item 8 and Item 11 included in the Company's Proxy Statement and Annual Report to Stockholders which were mailed to stockholders on or about December 8, 1999. This updated information reflects the completion by the Company on November 2, 1999 of a public offering of 2,300,000 shares of its common stock and certain other updated information.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 7) and the notes to the Company's audited financial statements (Item 8) in this Form 10-K/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding: planned or expected studies and trials of oral formulations that utilize the Company's technology; the timing of the development and commercialization of the Company's products; potential products that may be developed using Emisphere's technology; the potential market size, advantages or therapeutic uses of the Company's liquid oral heparin formulation or any other product; and the sufficiency of the Company's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success of the Company's oral heparin product and the Company's ability to find a marketing partner to help the Company commercialize it; the viability of the Company's product candidates, most of which, other than liquid oral heparin, are in the early stages of development; the need to obtain regulatory approval for the Company's liquid oral heparin and other product candidates; the Company's dependence on collaborative partners to develop and commercialize products and the Company's ability to fund such efforts with or without partners; the risk of technological obsolescence and risks associated with the Company's highly competitive industry; the Company's absence of profitable operations and need for additional capital; the Company's dependence on patents and proprietary rights; the Company's dependence on others to manufacture the Company's compounds; the risk of product liability and policy limits of product liability insurance; potential liability for human clinical trials; the Company's dependence on key personnel and the quality, judgment and strategic decisions of management and other personnel; uncertain availability of third-party reimbursement for commercial medical products; general business and economic conditions; and other factors referenced or incorporated by reference herein.

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

     The Company's other income and expense was $1.6 million in fiscal 1998, an increase of $0.7 million, or 70%, compared to fiscal 1997. This increase was primarily the result of increased returns on the Company's larger investment portfolio. This increase was partially offset by interest expense related to the Company's $13.5 million senior convertible notes issued in fiscal 1998.

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

     The Company's operations over the last three years have been financed primarily with $26.8 million in equity financing, $13.5 million in debt financing and $31.4 million in research and development funding and milestone payments. On November 2, 1999, the Company issued 2.3 million shares of common stock for net proceeds of approximately $23.5 million. The proceeds from the offering will be used to fund a portion of the Phase III clinical development for the Company's oral heparin formulation, research and development and general corporate purposes.

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

     In order to assure funding for its future operations, the Company will need to obtain a marketing partner for its oral heparin product and may be required to obtain additional financing for Phase III development on its own until a partner is found. However, no assurances can be given that the Company will be successful in attracting a marketing partner or in raising additional capital. In the event that a marketing partner for the oral heparin product is not found, the Company expects that cash, cash equivalents, and marketable securities on-hand, combined with and contingent upon either additional financing and/or delaying clinical trials and curtailment of operations, will be adequate to meet its liquidity requirements into the second quarter of fiscal 2001.

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
 Vice President,
 Chief Financial Officer and
  Secretary
--------
(1) Annual compensation consists solely of base salary except that (i) Drs. Goldberg and Baughman and Mr. Bender were also paid in lieu of earned vacations $0, $15,385 and $0, respectively, during fiscal 1999, $40,190, $0 and $10,096, respectively, during fiscal 1998 and $31,280, $22,212 and $0, respectively, during fiscal 1997 and (ii) the Company forgave a loan in the amount of $48,000 to Dr. Kanarek, which was originally made in connection with him joining the Company. As to each individual named, the aggregate amounts of all perquisites and other personal benefits, securities and property not included in the summary compensation table above or described below do not exceed the lesser of $50,000 or 10% of their annual compensation.

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

(2) The total number of option shares granted during the 1999 fiscal year to employees includes 114,248 shares under the Company's Employee Stock Purchase Plan or Non-Qualified Employee Stock Purchase Plan and 603,375 shares under the Company's 1991 Stock Option Plan.

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

--------
(1) Based on a closing price of $7.50 on July 31, 1999 on the Nasdaq National Market.
(2) Based on a closing price of $9.69 on August 3, 1998, the date of exercise, on the Nasdaq National Market.
(3) Based on a closing price of $7.25 on November 2, 1998, the date of exercise, on the Nasdaq National Market.
(4) Based on a closing price of $13.125 on December 28, 1998, the date of exercise, on the Nasdaq National Market.
(5) Based on a closing price of $16.75 on February 1, 1999, the date of exercise, on the Nasdaq National Market.
(6) Based on a closing price of $9.00 on May 3, 1999, the date of exercise, on the Nasdaq National Market.
(7) Includes 130,000 shares with respect to which Dr. Goldberg has transferred options to members of his family and with respect to which Dr. Goldberg disclaims beneficial interest.

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

  The agreement provides that, upon termination by the Company either without cause or for any reason following a Change of Control (as defined in the agreement) or upon termination by Dr. Goldberg following an uncured breach or bankruptcy by the Company, the Company will make severance payments equal to the greater of the compensation payable under the agreement from the date of termination to July 31, 2000 or one year's compensation under the agreement.

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


                                      EMISPHERE TECHNOLOGIES, INC.
                                      December 8, 1999

                                      By: /s/ CHARLES H. ABDALIAN, JR.
                                          ----------------------------
                                          Charles H. Abdalian, Jr.
                                          Vice President, Chief Financial
                                          Officer and Secretary


                                          /s/ JOSEPH D. POVEROMO
                                          ----------------------
                                          Joseph D. Poveromo
                                          Controller and Chief Accounting
                                          Officer

                          EMISPHERE TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                                     Index

Emisphere Technologies, Inc.                                          Page(s)
----------------------------                                        -----------
Report of Independent Accountants..................................         F-2
Financial Statements:
  Balance Sheets as of July 31, 1999 and 1998......................         F-3
  Statements of Operations for the fiscal years ended July 31,
   1999, 1998 and 1997.............................................         F-4
  Statements of Cash Flows for the fiscal years ended July 31,
   1999, 1998 and 1997.............................................         F-5
  Statements of Stockholders' Equity for the fiscal years ended
   July 31, 1999, 1998 and 1997....................................         F-6
  Notes to Financial Statements....................................  F-7 - F-19

Ebbisham Limited
----------------
Report of Independent Accountants..................................        F-20
Financial Statements:
  Balance Sheet as of July 31, 1998................................        F-21
  Statements of Operations for the period from August 1, 1998 to
   July 2, 1999, the fiscal year ended July 31, 1998, the period from September 26, 1996 (inception) to July 31, 1997, and the cumulative period from September 26, 1996 (inception) to July 2,
   1999............................................................        F-22
  Statements of Stockholders' Deficit for the cumulative period from September 26, 1996 (inception) to July 2, 1999 including the period from August 1, 1998 to July 2, 1999, the fiscal year ended July 31, 1998, and the period from September 26, 1996
   (inception) to July 31, 1997....................................        F-23
  Statements of Cash Flows for the period from August 1, 1998 to
   July 2, 1999, the fiscal year ended July 31, 1998, the period from September 26, 1996 (inception) to July 31, 1997, and the cumulative period from September 26, 1996 (inception) to July 2,
   1999............................................................        F-24
  Notes to Financial Statements.................................... F-25 - F-27

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

PricewaterhouseCoopers LLP
New York, New York
September 30, 1999, except Note 15
as to which the date is November 2, 1999

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

  In order to assure funding for its future operations, the Company will need to obtain a marketing partner for its oral heparin product and may be required to obtain additional financing for Phase III development on its own until a partner is found. However, no assurances can be given that the Company will be successful in attracting a marketing partner or in raising additional capital. In the event that a marketing partner for the oral heparin product is not found, the Company expects that cash, cash equivalents, and marketable securities on-hand, combined with either additional financing and/or delaying clinical trials and curtailment of operations will be adequate to meet its liquidity requirements into the second quarter of fiscal 2001.

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

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

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

  Stock-Based Employee Compensation. The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No.25"). Under APB No. 25, generally no compensation expense is recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock as of the grant date is equal to or less than the option exercise price.

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

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

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

2. Marketable Securities

  The Company considers its marketable securities to be available-for-sale, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders' equity. The following table summarizes the amortized cost basis and aggregate fair value of marketable securities, and the unrealized holding gains and losses, at July 31, 1999 and 1998, respectively.

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

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

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

  During 1999, the note holders converted principal and interest of approximately $9.7 million and $315,000, respectively, into 999,602 shares of the Company's common stock. Deferred financing costs of $583,767 were recorded as a reduction to additional paid-in-capital upon conversion of the notes. In addition, the Company repaid $1.1 million of the Notes in cash. In June 1999, certain terms and covenants were modified, including increasing the amount of additional indebtedness allowed and changing the due date to September 15, 1999. The remaining balance of approximately $2.7 million and interest thereon were repaid on that date.

  As of July 31, 1999, the estimated fair value of the Notes approximated their carrying value, based on near term maturity.

6. Commitments

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

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

7. Income Taxes

  As of July 31, 1999, the Company has available, for tax reporting purposes, unused net operating loss carry-forwards of approximately $72.0 million, which will expire in various years from 2001 to 2013. The Company's research and experimental tax credit carry-forwards expire in various years from 2001 to 2013. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry- forwards as defined by the Internal Revenue Code. The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of July 31, 1999 and 1998 is as follows:

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
                                                    ============  ============

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

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

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

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

  The following table summarizes stock option information for the Outside Directors' Plan as of July 31, 1999:

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

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

 The following table summarizes stock option information for the Non-Plan Options as of July 31, 1999:

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

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

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

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

13. Ebbisham Limited

  Ebbisham Limited ("Ebbisham"), an Irish corporation owned jointly by Elan Corporation, plc ("Elan") and the Company until July 1999 when it became a wholly subsidiary of the Company, was formed in September 1996 to develop and market heparin products using technologies contributed by Elan and the Company. Elan provided the initial funding of $4.5 million. Thereafter, Elan and the Company provided funding equally. During the year ended July 31, 1999, Elan and the Company each contributed approximately $7.5 million to fund Ebbisham's operations.

  In fiscal 1996, the Company issued and sold to an affiliate of Elan 600,000 shares of the Company's common stock and warrants to purchase an additional 250,000 shares, at $16.25 per share, for a total of $7.5 million. In fiscal 1998, Elan exercised the warrants.

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

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

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

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

14. Strategic Alliances

  The Company performs research and development for others pursuant to research collaborations and feasibility studies. Under the research collaborations, Emisphere will be reimbursed for development costs and may be entitled to payments if certain development milestones are achieved. In addition, the collaborations contain provisions, which require the Company to negotiate the terms of a licensing agreement contemplating the exclusive worldwide use of the Company's proprietary technology. All of the Company's research collaborations are generally cancelable by the partners without significant financial penalty to the collaborator. Feasibility studies are of short duration and are designed to evaluate the applicability of the Company's drug delivery carriers to specific drugs. Costs associated with research and development collaborations and feasibility studies are expected to approximate the revenues recognized.

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

                         EMISPHERE TECHNOLOGIES, INC.

                                 July 31, 1999

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

15. Subsequent Event

On November 2, 1999, the Company issued 2.3 million shares of common stock for net proceeds of approximately $23.5 million.

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

6. Related Party Transactions:

  On September 26, 1996 (inception), Ebbisham entered into certain agreements with Elan and Emisphere relating to the research and development of an oral heparin product under development. In accordance with these agreements, the Partners perform certain research and development activities on behalf of Ebbisham. For the period from August 1, 1998 through July 2, 1999, Ebbisham incurred research and development expenses for work performed by Elan and Emisphere in the amount of $432,588 and $5,732,805, respectively. For the year ended July 31, 1998,

                               EBBISHAM LIMITED
                       (a development stage enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

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

7. Ownership:

  In July 1999, Emisphere acquired Elan's ownership interest in Ebbisham in exchange for a seven-year $20 million zero coupon note. The acquisition, which resulted in Ebbisham becoming a wholly owned subsidiary of Emisphere, will be accounted for by Emisphere in accordance with the purchase method of accounting. The accompanying financial statements are presented as of and for the periods prior to Emisphere's acquisition. As such, the accompanying financial statements do not reflect purchase accounting adjustments recorded by Emisphere relating to this change in ownership.

8. Subsequent Event:

  In September 1999, Emisphere initiated procedures to liquidate Ebbisham.

                                 EXHIBIT INDEX

 Exhibit                                                       by Reference (1)
 -------                                                       ----------------
  3.1    --Restated Certificate of Incorporation of the                A
          Company dated June 13, 1997, as amended by the
          Certificate of Amendment dated January 25, 1999
  3.2    --By-Laws of the Company, as amended December 7,
          1998
  4.1    --Rights Agreement dated as of February 23, 1996              B
          between the Company and Continental Stock Transfer
          & Trust Company
  4.2    --Note Purchase Agreement, dated July 2, 1999,                C
          between the Company and Elan International
          Service, Ltd.
  4.3    --Zero Coupon Note, dated July 2, 1999, issued by             C
          the Company to Elan International Services, Ltd.
          For an initial principal amount of $20 million
 10.1    --1991 Stock Option Plan, as amended(2)                       *
 10.2    --Stock Option Plan for Outside Directors, as                 D(2)
          amended
 10.3    --Employee Stock Purchase Plan                                E(2)
 10.4    --Non-Qualified Employee Stock Purchase Plan                  E(2)
 10.5    --1995 Non-Qualified Stock Option Plan, as                    *
          amended(2)
 10.6    --Directors' Deferred Compensation Stock Plan                 F(2)
 10.7    --Employment Agreement dated as of October 6, 1995            E(2)
          between Michael M. Goldberg and the Company
 10.8    --Stock Option Agreements dated as of January 1,              E(2)(3)
          1991, February 15, 1991, December 1, 1991, August
          1, 1992 and October 6, 1995 between Michael M.
          Goldberg and the Company
 10.9    --Termination Agreement, dated July 2, 1999, among            C
          the Company, Elan Corporation, plc and Ebbisham
          Limited, now a wholly owned subsidiary of the
          Company
 10.10   --Patent License Agreement, dated July 2, 1999,               C
          between the Company and Elan Corporation, plc
 10.11   --Subscription Agreement, dated July 2, 1999                  C
          between the Company and Elan International
          Management, Ltd.
 10.12   --Registration Rights Agreement, dated July 2, 1999           C
          between the Company and Elan International
          Management, Ltd.
 10.13   --Research Collaboration and Option Agreement dated           G
          as of December 3, 1997 between the Company and
          Novartis Pharma AG
 10.14   --Research Collaboration and Option Agreement dated           H
          as of February 26, 1997 between the Company and
          Eli Lilly and Company
 23.1    --Consent of PricewaterhouseCoopers LLP (Regarding            **
          the Company)
 23.2    --Consent of PricewaterhouseCoopers LLP (Regarding            **
          Ebbisham Limited)
 27.1    --Financial Data Schedule                                     *
--------
 *  Previously filed.
**  Filed herewith.
(1) If not filed herewith, filed with a corresponding exhibit number as an exhibit to the document referred to by letter as follows:

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