Form 10-Q
period 1999-10-31
EMISPHERE TECHNOLOGIES INC
filed 1999-12-15
CIK 805326

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------


(Mark One)     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended October 31, 1999


                                      OR


               [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ________ to _________

                        Commission file number 1-10615



                         EMISPHERE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


                       DELAWARE                             13-3306985
                       --------                          (I.R.S. Employer
               (State or jurisdiction of              Identification Number)
            incorporation or organization)


              765 Old Saw Mill River Road                      10591
                  Tarrytown, New York                         -------
                                                            (Zip Code)
                  -------------------
       (Address of principal executive offices)


                                (914) 347-2220
                                --------------
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to
     such filing requirements for at least the past 90 days. Yes  X   No ___
                                                                 ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of November 30, 1999 was 14,489,284.

                                 Page 1 of 14
                           Exhibit Index on Page 12

                         EMISPHERE TECHNOLOGIES, INC.

                                     Index

                                                                        PAGE
                                                                        ----
PART I.         FINANCIAL INFORMATION


Item 1.         Financial Statements:

                Condensed Balance Sheets as of October 31, 1999
                      and July 31, 1999 and Pro-forma Balance Sheet
                      as of October 31, 1999                              3

                Condensed Statements of Operations for the three
                      months ended October 31, 1999 and 1998              4

                Condensed Statements of Cash Flows for the three
                      months ended October 31, 1999 and 1998              5

                Notes to Condensed Financial Statements                   6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

SIGNATURES

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 2) and the notes to the Company's unaudited financial statements (Item 1) as well as certain oral statement made from time to time by representatives of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding: planned or expected studies and trials of oral formulations that utilize the Company's technology; the timing of the development and commercialization of the Company's products; potential products that may be developed using the Company's technology; the potential market size, advantages or therapeutic uses of the Company's liquid oral heparin formulation or any other product; and the sufficiency of the

Company's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of the Company's oral heparin product and the Company's ability to find a marketing partner to help the Company commercialize it; the viability of the Company's product candidates, most of which, other than liquid oral heparin, are in the early stages of development; the need to obtain regulatory approval for the Company's liquid oral heparin and other product candidates; the Company's dependence on collaborative partners to develop and commercialize products and the Company's ability to fund such efforts with or without partners; the Company's absence of profitable operations and need for additional capital; the Company's dependence on patents and proprietary rights; and other factors described in this Report and the Company's other SEC filings.

Item 1.   Financial Statements

                         EMISPHERE TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
                      October 31, 1999 and July 31, 1999
                     and Pro forma as of October 31, 1999
                                  (Unaudited)

                                                                                                     Pro forma
                                                                                    October 31,     October 31,       July 31,
                                                                                       1999        1999 (Note6)         1999
                                                                                 ----------------------------------------------
                                   Assets:
Current assets:
          Cash and cash equivalents                                                 $    418,089   $ 23,918,089   $ 11,461,126
          Marketable securities                                                        5,487,005      5,487,005      6,343,515
          Prepaid expenses and other current assets                                      777,814        777,814        694,366
                                                                                    ------------   ------------   ------------
                   Total current assets                                                6,682,908     30,182,908     18,499,007

Equipment and leasehold improvements, at cost, net of accumulated
          depreciation and amortization                                               11,182,837     11,182,837     11,500,767
Purchased technology, net of accumulated amortization                                  8,254,710      8,254,710      8,395,415
Other assets                                                                              60,164         60,164         81,179
                                                                                    ------------   ------------   ------------
                   Total assets                                                     $ 26,180,619   $ 49,680,619   $ 38,476,368
                                                                                    ============   ============   ============


               Liabilities and Stockholders' Equity:
Current liabilities:
          Accounts payable and accrued expenses                                     $  1,492,663   $  1,492,663   $  2,491,347
          Senior convertible notes, current portion                                                                  2,647,603
                                                                                    ------------   ------------   ------------
                   Total current liabilities                                           1,492,663      1,492,663      5,138,950

Note payable                                                                          21,000,000     21,000,000     20,000,000
Deferred lease liability                                                               2,087,662      2,087,662      2,050,042
                                                                                    ------------   ------------   ------------

                   Total liabilities                                                  24,580,325     24,580,325     27,188,992
                                                                                    ------------   ------------   ------------

Stockholders' equity:
          Preferred stock, $.01 par value; authorized 1,000,000 shares;
                   none issued and outstanding
          Common stock, $.01 par value; authorized 40,000,000
                   shares; issued 12,206,511 shares (12,163,011
                   outstanding) on October 31, 1999, issued
                   14,506,511 shares (14,463,011 outstanding) pro
                   forma October 31, 1999 and issued 12,181,468
                   shares (12,137,968 outstanding) on July 31, 1999                      122,065        145,065        121,815
          Additional paid-in capital                                                  99,363,783    122,840,783     99,161,980
          Accumulated deficit                                                        (97,687,572)   (97,687,572)   (87,804,852)
          Accumulated other comprehensive (loss) income                                   (5,169)        (5,169)         1,246
                                                                                    ------------   ------------   ------------
                                                                                       1,793,107     25,293,107     11,480,189
          Less, common stock held in treasury, at cost; 43,500 shares                   (192,813)      (192,813)      (192,813)
                                                                                    ------------   ------------   ------------
                   Total stockholders' equity                                          1,600,294     25,100,294     11,287,376
                                                                                    ------------   ------------   ------------
                   Total liabilities and stockholders' equity                       $ 26,180,619   $ 49,680,619   $ 38,476,368
                                                                                    ============   ============   ============

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
             For the three months ended October 31, 1999 and 1998
                                  (Unaudited)

                                                                          1999                    1998
                                                                  ----------------------------------------
Contract research revenues                                             $   625,000             $ 3,579,061
                                                                       -----------             -----------

Costs and expenses:
          Research and development                                       8,147,985               3,938,287
          General and administrative expenses                            1,258,412               1,360,193
          Depreciation and amortization                                    596,578                 361,066
          Loss in Ebbisham Ltd.                                                                  1,160,768
                                                                       -----------             -----------

                                                                        10,002,975               6,820,314
                                                                       -----------             -----------

                    Operating loss                                      (9,377,975)             (3,241,253)
                                                                       -----------             -----------

Other income and expense:
          Other income                                                     274,158                 497,157
          Interest expense                                                (778,903)               (236,250)
                                                                       -----------             -----------

                                                                          (504,745)                260,907
                                                                       -----------             -----------

                    Net loss                                           $(9,882,720)            $(2,980,346)
                                                                       ===========             ===========

Net loss per share, basic and diluted                                  $     (0.81)            $     (0.27)
                                                                       ===========             ===========

Weighted average shares outstanding, basic and diluted                  12,147,000              11,005,000
                                                                       ===========             ===========

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
             For the three months ended October 31, 1999 and 1998
                                  (Unaudited)

                                                                                  1999                   1998
                                                                          ----------------------------------------
Cash flows from operating activities:
        Net loss                                                              $ (9,882,720)            $(2,980,346)
                                                                              ------------             -----------
        Adjustments to reconcile net loss to net cash
        used in operating activities:
               Non-cash interest expense                                           707,836
               Depreciation and amortization                                       455,873                 361,066
               Amortization of purchased technology                                140,705
               Increase in deferred lease liability                                 37,620               1,226,433
               Amortization of deferred financing cost                              21,015                  67,500
               Amortization of discount on marketable securities                        94                  20,773
               Loss in Ebbisham Ltd.                                                                     1,160,768
        Changes in assets and liabilities                                         (789,968)             (1,669,159)
                                                                              ------------             -----------
               Total adjustments                                                   573,175               1,167,381
                                                                              ------------             -----------

               Net cash (used in) operating activities                          (9,309,545)             (1,812,965)
                                                                              ------------             -----------

Cash flows from investing activities:
        Proceeds from sales of marketable securities                               850,000               1,000,000
        Capital expenditures                                                      (137,942)             (1,763,889)
        Purchases of marketable securities                                                                (855,023)
                                                                              ------------             -----------
               Net cash provided by (used in) investing activities                 712,058              (1,618,912)
                                                                              ------------             -----------

Cash flows from financing activities:
        Proceeds from exercise of options and employee
               stock purchases                                                     202,053                 153,558
        Redemption of senior convertible notes                                  (2,647,603)
                                                                              ------------             -----------
               Net cash (used in) provided by financing activities              (2,445,550)                153,558
                                                                              ------------             -----------

               Net (decrease) in cash and cash equivalents                     (11,043,037)             (3,278,319)
Cash and cash equivalents, beginning of period                                  11,461,126              21,358,308
                                                                              ------------             -----------
               Cash and cash equivalents, end of period                       $    418,089             $18,079,989
                                                                              ============             ===========

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Interim Financial Statements

The accompanying unaudited condensed financial statements of Emisphere Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, the accompanying Condensed Statements of Operations for the three months ended October 31, 1999 and 1998, Condensed Statements of Cash Flows for the three months ended October 31, 1999 and 1998, and the Condensed Balance Sheets as of October 31, 1999 and July 31, 1998 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. The July 31, 1999 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for any interim period are not necessarily indicative of the results for the full year.

The Company expects to incur a substantial increase in liquid oral heparin clinical development expenses during the remainder of fiscal 2000 as the product enters into Phase III clinical trials, the most expensive phase of the clinical development process. As a result, the Company expects to continue to incur increasing operating losses and will require substantial resources to continue its liquid oral heparin clinical development program and ongoing research and development efforts.

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

2.   Net Loss Per Share

Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as an additional 4,144,479 and 316,588 shares for the three months ended October 31, 1999 and 1998, respectively, relating to outstanding options (after application of the Treasury Stock Method).

3.   Comprehensive Income

Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three months ended October 31, 1999 and 1998, the components of comprehensive loss were:

                                                                      1999                    1998
                                                                      ----                    ----
     Net loss                                                    $ (9,882,720)           $ (2,980,346)
     Change in net unrealized (loss) gain on marketable
     securities
                                                                       (6,415)                102,849
                                                                 ------------            ------------
               Total comprehensive loss                          $ (9,889,135)           $ (2,877,497)
                                                                 ============            ============

4.   Senior Convertible Notes Payable

The remaining balance of approximately $2.6 million, along with interest thereon, was repaid on September 15, 1999.

5.   Ebbisham Ltd.

Ebbisham Ltd., the Company's former oral heparin joint venture with Elan Corporation plc, was terminated in the fourth quarter of fiscal 1999. Thereafter, the Company assumed sole responsibility for clinical development and funding of oral heparin. Previously, the Company accounted for its investment in Ebbisham in accordance with the equity method of accounting.

6.   Subsequent Event and Pro Forma Balance Sheet

On November 2, 1999, the Company issued 2.3 million shares of common stock in a public offering. The net proceeds were approximately $23.5 million, net of estimated expenses. The proceeds from the offering will be used to fund a portion of the Phase III clinical development of the Company's oral heparin formulation, research and development and general corporate purposes.

The pro forma column of the balance sheet has been prepared to show the effect that this transaction would have had on the balance sheet as if it had occurred on at October 31, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

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

Results of Operations

Contract research revenues were $625,000 for the first quarter of fiscal 2000, compared to $3.6 million in the same period of fiscal 1999, a decrease of approximately 83%. Contract research revenues in fiscal 2000 were from the Novartis Pharma AG research collaboration and were consistent with the first quarter of fiscal 1999. Contract research revenues in fiscal 1999 also included $2.7 million from the Company's former heparin joint venture and from the Eli Lilly & Co. collaboration. The research and development funding portion of the ongoing Lilly collaboration was completed in the third quarter of fiscal 1999. The heparin joint venture was discontinued in the fourth quarter of fiscal 1999. Revenue for the first quarters of fiscal 2000 and 1999 were comprised of reimbursed research and development expenses. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

Research and development expenses increased to approximately $8.1 million in the first quarter of fiscal 2000 from approximately $4.0 million in the corresponding period of fiscal 1999, an increase of approximately 103%. The increase was primarily related to liquid oral heparin clinical development and continuing Novartis development efforts. The largest component of the increase in research and development expenses for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 was for clinical research services related to the upcoming liquid oral heparin Phase III clinical trial. In addition, the Company increased its scientific and development personnel in the areas of parallel synthesis, solid dosage formulation, quality control and regulatory affairs in order to accommodate increased efforts related to oral heparin development and the Novartis collaboration.

General and administrative expenses decreased slightly to approximately $1.3 million in the first quarter of fiscal 2000 from approximately $1.4 million in the first quarter of fiscal 1999, a decrease of approximately 7%. The decline was due to lower sales and real estate taxes. For the remainder of the fiscal year, general and administrative expenses are expected to increase over prior fiscal year levels in order to support increasing levels of research and development activities.

The loss in Ebbisham Ltd. (the Company's former joint venture with Elan Corporation plc) decreased by $1.2 million in the first quarter of fiscal 2000 from the same quarter of fiscal 1999 due to the discontinuation of the joint venture in the fourth quarter of fiscal 1999.

As a result of the above, the Company's operating loss for the first quarter of fiscal 2000 increased to $9.4 million from $3.2 million in the first quarter of fiscal 1999.

Other income and expense decreased to approximately $505,000 of net expense from $261,000 of net income. The change is primarily the result of an increase in interest expense and decreased investment income. The increase in interest expense in the first quarter of fiscal 2000 over the same period in fiscal 1999 is primarily attributable to non-cash interest expense accrued on the $20.0 million (principal balance) note payable, which was recorded in conjunction with the fiscal 1999 fourth quarter acquisition by the Company's of its partner's interest in the former heparin joint venture. Interest was earned on lower cash and investment balances in the first fiscal quarter of 2000 compared to same period in fiscal 1999.

Based on the above, the Company sustained a net loss for the first quarter of fiscal 2000 of $9.9 million, or $0.81 per share, compared to a net loss of $3.0 million, or $0.27 per share in the first quarter of fiscal 1999.

Liquidity and Capital Resources

As of October 31, 1999, the Company had working capital of $5.2 million. Total cash, cash equivalents and marketable securities were $5.9 million, a decrease of $11.9 million compared to July 31, 1999. On November 2, 1999, the Company issued 2.3 million shares of common stock for net proceeds of approximately $23.5 million.

Net cash used in operations was $9.3 million in the first quarter of fiscal 2000 as compared to $1.8 million in the first quarter of fiscal 1999. The increase in cash used in operations was primarily due to the increased rate of spending on liquid oral heparin clinical development.

Capital expenditures were approximately $140,000 in the first quarter of fiscal 2000 compared to $1.8 million for the first quarter of fiscal 1999. The decrease in capital expenditures is primarily due to the fiscal 1999 build-out of the Company's leased laboratory and office space, which is now complete.

Net cash used in financing activities was approximately $2.4 million in the first quarter of fiscal 2000 compared to $154,000 of net cash generated in the first quarter of fiscal 1999. The change was due primarily to the repayment of approximately $2.6 million of the remaining balance of the senior convertible note payable during the first quarter of fiscal 2000.

As part of the termination of the Ebbisham joint venture in July 1999, Elan committed to provide the Company with up to $15.0 million in loans, subject to various conditions, including the Company attaining certain liquid oral heparin Phase III milestones by October 31, 1999. The Company did not meet these milestones and the commitment expired.

During the first quarter of fiscal 2000, Novartis initiated and completed a Phase I clinical study of a capsule form of one of their protein macromolecule compounds. This testing incorporated the Company's drug delivery technology. Novartis may elect to enter into a pre-negotiated licensing agreement with the Company at any time until March 2000. If this election is made, Novartis will be required to pay the Company a predetermined milestone and purchase $5.0 million of common stock at a previously negotiated market-based per share price, subject to the Company's approval. The Novartis research collaboration expired in December 1999, at which time its quarterly research and development funding obligations ended. The Company is in discussions with Novartis to extend into calendar 2000 their research and development funding.

The Company expects to incur a substantial increase in liquid oral heparin clinical development expenses in fiscal 2000 as the product enters into Phase III clinical trials, the most expensive phase of the clinical development process. As a result, the Company expects to continue to incur increasing operating losses and will require substantial resources to continue its liquid oral heparin clinical development program and ongoing research and development efforts.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
27.1 Financial Data Schedule

(b) Reports on Form 8-K.
During the period covered by this report, the registrant filed a Current Report on Form 8-K dated October 28, 1999 and Form 8-K/A dated September 14, 1999.

On October 28, 1999 Emisphere Technologies, Inc. entered into an underwriting Agreement with Hambrecht & Quist LLC with respect to the sale of 2,300,000 shares of common stock of the Company.

On September 14, 1999 the Company amended Item 7 of Form 8-K filed July 16, 1999 by including historical and pro forma financial statements of Ebbisham Limited.

SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Emisphere Technologies, Inc.
                                         December 15, 1999

                                         /S/ Charles H. Abdalian, Jr.
                                         ----------------------------
                                         Charles H. Abdalian, Jr.
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                         /S/ Joseph D. Poveromo
                                         ----------------------
                                         Joseph D. Poveromo
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)