Form 10-Q
period 2000-01-31
EMISPHERE TECHNOLOGIES INC
filed 2000-03-16
CIK 805326

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -------------


(Mark One)  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended January 31, 2000


                                       OR


            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ________ to _________


                        Commission file number 1-10615


                         EMISPHERE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


                 DELAWARE                                 13-3306985
                 --------                              (I.R.S. Employer
         (State or jurisdiction of                   Identification Number)
       incorporation or organization)

        765 Old Saw Mill River Road                         10591
           Tarrytown, New York                              -----
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's common stock, $.01 par value, outstanding as of March 10, 2000 was 14,566,503.

                         EMISPHERE TECHNOLOGIES, INC.

                                     Index




PART I.                 FINANCIAL INFORMATION                            PAGE
                                                                         ----
Item 1.   Financial Statements:

          Condensed Balance Sheets as of January 31, 2000
          and July 31, 1999                                                4

          Condensed Statements of Operations for the three and six
          months ended January 31, 2000 and 1999                           5

          Condensed Statements of Cash Flows for the six
          months ended January 31, 2000 and 1999                           6

          Notes to Condensed Financial Statements                          7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    9

Item 3    Quantitative and Qualitative Disclosures About Market Risk      12

PART II.  OTHER INFORMATION

Item 4.   Submissions of Matters to a Vote of Security Holders            12

Item 6.   Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                13

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 2) and the notes to the Company's unaudited financial statements (Item 1) as well as certain oral statements made from time to time by representatives of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding: planned or expected studies and trials of oral formulations that utilize the Company's technology; the timing of the development and commercialization of the Company's products; potential products that may be developed using the Company's technology; the potential market size, advantages or therapeutic uses of the Company's liquid oral heparin formulation or any other product; and the sufficiency of the

Company's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of the Company's oral heparin product and the Company's ability to find a marketing partner to help the Company commercialize it; prospects for our salmon calcitnin product candidate in development with a partner; the viability of the Company's product candidates, most of which, other than liquid oral heparin, are in the early stages of development; the need to obtain regulatory approval for the Company's liquid oral heparin and other product candidates; the Company's dependence on collaborative partners to develop and commercialize products; the Company's ability to fund such efforts with or without partners and uncertainty as to the timing and outcome commercialization decisions made by our collaborative partners; the Company's absence of profitable operations and need for additional capital; the Company's dependence on patents and proprietary rights; and other factors described in this Report and the Company's other SEC filings.

Item 1.    Financial Statements

                                                   EMISPHERE TECHNOLOGIES, INC.
                                                     CONDENSED BALANCE SHEETS
                                                January 31, 2000 and July 31, 1999
                                                            (Unaudited)

                                                                                     January 31,               July 31,
                                                                                        2000                     1999
                                                                           -------------------------------------------------
                             Assets:
Current assets:
        Cash and cash equivalents                                                     $  24,068,107             $ 11,461,126
        Marketable securities                                                                                      6,343,515
        Prepaid expenses and other current assets                                           594,875                  694,366
                                                                                      -------------             ------------
              Total current assets                                                       24,662,982               18,499,007

Equipment and leasehold improvements, net                                                10,804,017               11,500,767
Purchased technology, net                                                                 8,114,005                8,395,415
Other assets                                                                                 60,164                   81,179
                                                                                      -------------             ------------
              Total assets                                                            $  43,641,168             $ 38,476,368
                                                                                      =============             ============


              Liabilities and Stockholders' Equity:

Current liabilities:
        Accounts payable and accrued expenses                                         $   3,269,385             $  2,491,347
        Senior convertible notes, current portion                                                                  2,647,603
                                                                                      -------------             ------------
              Total current liabilities                                                   3,269,385                5,138,950

Note payable                                                                             21,768,750               20,000,000
Deferred lease liability                                                                  2,119,276                2,050,042
                                                                                      -------------             ------------

              Total liabilities                                                          27,157,411               27,188,992
                                                                                      -------------             ------------

Stockholders' equity:
        Preferred stock, $.01 par value; authorized 1,000,000 shares;
               none issued and outstanding
        Common stock, $.01 par value; authorized 40,000,000
               shares; issued 14,571,555 shares (14,528,053 outstanding)
               as of January 31, 2000, and issued
               12,181,468 shares (12,137,968 outstanding) as of
               July 31,1999                                                                 145,716                  121,815
        Additional paid-in capital                                                      123,380,050               99,161,980
        Accumulated deficit                                                            (106,849,196)             (87,804,852)
        Accumulated other comprehensive income                                                                         1,246
                                                                                      -------------             ------------
                                                                                         16,676,570               11,480,189
        Less, common stock held in treasury, at cost; 43,500 shares                        (192,813)                (192,813)
                                                                                      -------------             ------------
              Total stockholders' equity                                                 16,483,757               11,287,376
                                                                                      -------------             ------------
              Total liabilities and stockholders' equity                              $  43,641,168             $ 38,476,368
                                                                                      =============             ============

                              The accompanying notes are an integral part of the financial statements


                                                   EMISPHERE TECHNOLOGIES, INC.
                                                CONDENSED STATEMENTS OF OPERATIONS
                                   For the three and six months ended January 31, 2000 and 1999
                                                            (Unaudited)


                                                        For the three months ended               For the six months ended
                                                               January 31,                             January 31,
                                                         2000                1999                2000                1999
                                               -------------------------------------------------------------------------------
Contract research revenues                             $   466,667         $ 4,452,039        $  1,091,667         $ 8,031,100
                                                       -----------         -----------        ------------         -----------

Costs and expenses:
      Research and development                           7,209,087           6,289,461          15,357,072          10,227,748
      General and administrative expenses                1,517,275           1,649,329           2,775,794           3,009,522
      Depreciation and amortization                        599,594             397,884           1,196,172             758,950
      Loss in Ebbisham Ltd.                                                  1,551,924                               2,712,692
                                                       -----------         -----------        ------------         -----------

                                                         9,325,956           9,888,598          19,329,038          16,708,912
                                                       -----------         -----------        ------------         -----------

      Operating loss                                    (8,859,289)         (5,436,559)        (18,237,371)         (8,677,812)
                                                       -----------         -----------        ------------         -----------

Other income and expense:
      Other income                                         468,524             453,678             742,683             950,835
      Interest expense                                    (770,753)           (161,618)         (1,549,656)           (397,868)
                                                       -----------         -----------        ------------         -----------

                                                          (302,229)            292,060            (806,973)            552,967
                                                       -----------         -----------        ------------         -----------

Net loss                                               $(9,161,518)        $(5,144,499)       $(19,044,344)        $(8,124,845)
                                                       ===========         ===========        ============         ===========

Net loss per share, basic and diluted                       $(0.63)             $(0.45)             $(1.43)             $(0.72)
                                                       ===========         ===========        ============         ===========

Weighted average shares outstanding,
basic and diluted                                       14,464,533          11,432,220          13,309,758          11,284,507
                                                       ===========         ===========        ============         ===========



                              The accompanying notes are an integral part of the financial statements

                                               EMISPHERE TECHNOLOGIES, INC.
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                    For the six months ended January 31, 2000 and 1999
                                                        (Unaudited)
                                                                                         For the six months ended
                                                                                                January 31,
                                                                                        2000                    1999
                                                                             -----------------------------------------------
Cash flows from operating activities:
   Net loss                                                                           $(19,044,344)            $(8,124,845)
                                                                                      ------------             -----------
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Non-cash interest expense                                                          1,510,417
      Depreciation and amortization                                                        914,761                 758,950
      Amortization of purchased technology                                                 281,410
      Increase in deferred lease liability                                                  69,234               1,301,616
      Amortization of deferred financing cost                                               21,015                 112,500
      Amortization of discount on marketable securities                                      4,004                  41,887
      Loss in Ebbisham Ltd.                                                                                      2,712,692
   Changes in assets and liabilities                                                     1,135,862              (2,580,374)
                                                                                      ------------             -----------
      Total adjustments                                                                  3,936,703               2,347,271
                                                                                      ------------             -----------

      Net cash (used in) operating activities                                          (15,107,641)             (5,777,574)
                                                                                      ------------             -----------

Cash flows from investing activities:
   Proceeds from sales of marketable securities                                          6,338,265               2,445,589
   Capital expenditures                                                                   (218,011)             (2,572,238)
   Purchases of marketable securities                                                                           (2,352,444)
                                                                                      ------------             -----------
      Net cash provided by (used in) investing activities                                6,120,254              (2,479,093)
                                                                                      ------------             -----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                           23,500,000
   Proceeds from exercise of options and employee
      stock purchases                                                                      741,971                 614,138
   Redemption of senior convertible notes                                               (2,647,603)
                                                                                      ------------             -----------
      Net cash provided by financing activities                                         21,594,368                 614,138
                                                                                      ------------             -----------

      Net increase (decrease) in cash and cash equivalents                              12,606,981              (7,642,529)
Cash and cash equivalents, beginning of period                                          11,461,126              21,358,308
                                                                                      ------------             -----------
Cash and cash equivalents, end of period                                              $ 24,068,107             $13,715,779
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

In the opinion of management, the accompanying Condensed Statements of Operations for the three and six months ended January 31, 2000 and 1999, Condensed Statements of Cash Flows for the six months ended January 31, 2000 and 1999, and the Condensed Balance Sheets as of January 31, 2000 and July 31, 1999 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. The July 31, 1999 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for any interim period are not necessarily indicative of the results for the full year.

The Company expects to incur a substantial increase in liquid oral heparin clinical development expenses during the remainder of fiscal 2000 as the product progresses through Phase III clinical trials. As a result, the Company expects to continue to incur increasing operating losses.

2.   Net Loss Per Share

Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as an additional 4,928,176 and 3,767,511 shares for the three months ended January 31, 2000 and 1999, respectively, and 4,829,376 and 2,392,206 for the six months ended January 31, 2000 and 1999, respectively, relating to outstanding options (after application of the Treasury Stock Method).

3.   Comprehensive Loss

Comprehensive loss of the Company is comprised of net loss adjusted for the change in net unrealized gain or loss on marketable securities. Comprehensive loss amounted to approximately $9,160,000 and $5,090,000 for the six months ended January 31, 2000 and 1999, respectively.

4.   Senior Convertible Notes Payable

The remaining balance of approximately $2.6 million, along with interest thereon, was repaid in September 1999.

5.   Ebbisham Ltd.

Ebbisham Ltd., the Company's former oral heparin joint venture with Elan Corporation plc, was terminated in the fourth quarter of fiscal 1999. Prior to this termination, the Company recorded its investment in Ebbisham in accordance with the equity method of accounting.

6.   Issuance of Common Stock

On November 2, 1999 , the Company issued 2.3 million shares of common stock for net proceeds of approximately $23.5. In addition, on March 14, 2000 the Company completed an offering of 2.8 million common shares in a follow on public offering for $188 million, net of offering expenses. The proceeds from these offerings will be used to fund development of preclinical stage programs, Phase III clinical development of liquid oral heparin, and general corporate purposes.

7.   Amendments to Stock Option Plans

On January 18, 2000, the stockholders approved amendments to the Company's 1991 Stock Option Plan and the 1995 Non-Qualified Stock Option Plan, increasing the number of shares available for grant by 500,000 and 200,000, respectively.

8.   Strategic Alliances

Novartis Pharma AG
In connection with the research collaboration between the Company and Novartis Pharma AG, in February 2000, Novartis agreed to execute its option to acquire an exclusive license to develop and commercialize oral salmon calcitonin. As a result, Novartis is required to pay the Company a milestone payment.

In March 2000, Novartis agreed to extend its collaboration with the Company to investigate the oral delivery of a second Novartis compound. As a result, Novartis is required to pay the Company a predetermined payment.

Regeneron Pharmaceuticals Inc.
In March 2000, the Company entered into a research collaboration with Regeneron Pharmaceuticals Inc. to investigate the applicability of the Company's technology to the development of an oral form of Regeneron's protein compound candidate for the treatment of obesity, Axokine. In the event Regeneron enters into a licensing agreement and ultimately develops a commercial product, Emisphere has the potential to receive approximately $30.0 million in fees, research funding, and milestone payments, in addition to royalties on sales of any oral products that may result from the collaboration.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since our inception in 1986, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and through collaborations with corporate partners and academic research institutions. We have no product sales to date. Our major sources of working capital have been proceeds from various public and private equity and debt financings, reimbursement of expenses and other payments from corporate partners, and income earned on the investment of available funds. Neither inflation nor seasonality significantly affect our operations.

Results of Operations

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

Contract research revenues were $0.5 million in the second quarter of fiscal 2000, a decrease of $4.0 million compared to $4.5 million in the same period of fiscal 1999. Revenue for the second quarters of fiscal 2000 and 1999 were comprised of reimbursed research and development expenses. Contract research revenues in fiscal 2000 were from the Novartis Pharma AG salmon calcitonin research collaboration, which expired in December 1999. Contract research revenues in fiscal 1999 also included $3.6 million from our former heparin joint venture, from our collaboration with Eli Lilly & Co, and other feasibility agreements. The research and development funding portion of the ongoing Lilly collaboration was completed in the third quarter of fiscal 1999. The heparin joint venture was discontinued in the fourth quarter of fiscal 1999. Costs of contract research revenue approximate contract research revenue and are included in research and development expenses.

Total operating expenses were $9.3 million in the second quarter of fiscal 2000, a decrease of $0.6 million, or 6.0%, compared to the same period of fiscal 1999. The details of this increase are as follows:

Research and development costs were $7.2 million in the second quarter of fiscal 2000, an increase of $0.9 million, or 15%, compared to the same period of fiscal 1999. The increase was primarily related to liquid oral heparin clinical development and continuing Novartis development efforts. The largest component of the increase in research and development expenses was for clinical research services related to the liquid oral heparin Phase III clinical trials. In addition, we increased our scientific and development personnel in the areas of parallel synthesis, solid dosage formulation, quality control and regulatory affairs in order to accommodate increased efforts related to oral heparin development and the Novartis collaboration.

General and administrative expenses were $1.5 million in the second quarter of fiscal 2000, a decrease of $0.1 million, or 8%, compared to the same period of fiscal 1999. This decrease is primarily the result of a decrease in outside services related to an information technology project the company completed in the last fiscal year and a decrease in recruiting cost.

Depreciation and amortization were $0.6 million in the second quarter of fiscal 2000, an increase of $0.2 million, or 51%, compared to the same period of fiscal 1999. The increase was primarily due to amortization of purchased technology from the Company's fiscal 1999 acquisition of its joint venture partner's interest in Ebbisham, Ltd. (our former joint venture with Elan Corporation plc).

The loss in Ebbisham Ltd decreased to zero in the second quarter of fiscal 2000 from $1.6 million in the same period of fiscal 1999 due to the discontinuation of the joint venture in the fourth quarter of fiscal 1999.

As a result of the above, our operating loss was $8.9 million in the second quarter of fiscal 2000, an increase of $3.5 million compared to $5.4 million for the same period of fiscal 1999.

Other income and expense decreased to approximately $0.3 million of net expense in the second quarter of fiscal 2000 compared to $0.3 million of net income in the second quarter of fiscal 1999. The change is primarily the result of an increase in interest expense and decreased investment income. The increase in interest expense is primarily attributable to non-cash interest expense accrued on the $21.0 million note payable, which was recorded in conjunction with our fiscal 1999 fourth quarter acquisition of Elan plc's interest in the former heparin joint venture. Interest was earned on lower cash and investment balances in the second fiscal quarter of 2000 compared to the same period of fiscal 1999.

Based on the above, we sustained a net loss of $9.2 million in the second quarter of fiscal 2000 compared to a net loss of $5.1 million in the same period of fiscal 1999.

Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999

Contract research revenues were $1.1 million for the six months ended January 31, 2000, a decrease of $6.9 million, compared to the same period of 1999. The decrease was the result of discontinuing our joint venture with Elan for the development of oral heparin and the completion of the research and development funding portion of the ongoing Lilly and Novartis collaborations.

Total operating expenses were $19.3 million for the six months ended January 31, 2000, an increase of $2.6 million, or 16%, compared to the first six months ended January 31, 1999. The details of the increase are as follows:

Research and development costs were $15.4 million for the six months ended January 31, 2000, an increase of $5.1 million, or 50%, compared to the six months ended January 31, 2000. This increase is mainly attributable to increased costs related to initiating Phase III clinical trials for liquid oral heparin. We expect our research and development spending will continue to increase over prior year levels as our liquid oral heparin Phase III clinical trials continue.

General and administrative expenses were $2.8 million in the first six months ended January 31, 2000, a decrease of $0.2 million, or 8%, compared to the six months ended January 31, 1999. This decrease is primarily the result of a decrease in outside services related to an information technology project the Company completed in the last fiscal year and a decrease in recruiting cost.

Depreciation and amortization were $1.2 million in the first half of fiscal 2000, an increase of $0.4 million, or 58%, compared to the same period of fiscal 1999. The increase was primarily due to amortization of purchased technology.

The loss in Ebbisham Ltd. decreased by $2.7 million in the first half of fiscal 2000 from the same period of fiscal 1999 due to the discontinuation of the joint venture in the fourth quarter of fiscal 1999.

As a result of these factors, our operating loss was $18.2 million in the six months ended January 31, 2000, an increase of $9.6 million compared to an operating loss of $8.7 million in the first six months ended January 31, 1999.

Our other income and expenses were $0.8 million of net expense in the six months ended January 31, 2000, a decrease of $1.4 million from the first six months ended January 31, 1999. This decrease is primarily the result of non-cash interest expense on the $22.0 million note payable.

Based on the above factors, we sustained a net loss of $19.0 million in the six months ended January 31, 2000, an increase of $10.9 million compared to a net loss of $8.1 million in the six months ended January 31, 1999.

Liquidity and Capital Resources

As of January 31, 2000, we had working capital of $21.4 million. Total cash, cash equivalents, and marketable securities were $24.1 million, an increase of $6.3 million compared to July 31, 1999.

Net cash used in operations was $15.1 million in the first half of fiscal 2000 as compared to $5.8 million in the first half of fiscal 1999. The increase in cash used in operations was primarily due to the increased rate of spending on liquid oral heparin clinical development.

Capital expenditures were approximately $0.2 million in the first half of fiscal 2000 compared to $2.6 million for the first half of fiscal 1999. The decrease in capital expenditures is primarily due to the fiscal 1999 build-out of the Company's leased laboratory and office space, which is now complete.

Net cash generated from financing activities was approximately $21.6 million in the first half of fiscal 2000 compared to $0.6 million in the first half of fiscal 1999. The change was due primarily to the proceeds received from the November 2, 1999 follow-on public offering of common stock, partially offset by the repayment of approximately $2.6 million of the remaining balance of the senior convertible note payable.

In connection with the research collaboration between us and Norvartis, during the first quarter of fiscal 2000, Novartis initiated and completed a Phase I clinical study of a capsule form of salmon calcitonin which incorporates our oral delivery technology. In February 2000, Novartis agreed to execute its option to acquire an exclusive license to develop and commercialize this product. As a result, Novartis will be required to make a predetermined milestone payment to us. This decision also triggered a $5.0 million purchase of common stock by Novartis. This purchase was subject to our approval, and we did not approve the purchase since the previously negotiated price was below current market prices. The research and development phase of our Novartis collaboration, which led to Novartis' decision to execute the license described above, expired in December 1999, at which time its quarterly research and development funding obligations ended.

In March 2000, Novartis agreed to extend its collaboration with Emisphere for a second Novartis compound. As a result, Novartis will be required to make a predetermined payment to us.

Also in March 2000, we entered into a collaboration with Regeneron Pharmaceuticals, Inc. Under the terms of the agreement, Regeneron will make quarterly payments to us for work we perform in connection with the collaboration. Regeneron will also make additional payments upon the exercise of its right to receive the option to acquire exclusive worldwide commercialization rights for oral products that result from our collaboration, the exercise of that option, as well as other milestones. Should a product be successfully commercialized, we could receive fees, research funding, and milestone payments totaling approximately $30.0 million. Additionally, we would be entitled to a royalty on sales of the commercialized product.

We expect to incur a substantial increase in liquid oral heparin clinical development expenses in fiscal 2000 as the product continues through its Phase III clinical trials, the most expensive phase of the clinical development process. As a result, we expect to continue to incur increasing operating losses over the prior year.

On March 14, 2000, we completed an offering of 2.8 million shares of common stock for net proceeds of approximately $188 million. Following completion of this offering, we expect that cash, cash equivalents and marketable securities on-hand will be adequate to meet our liquidity requirements for at least the next two years.

Impact of the Future Adoption of Recently Issued Accounting Standards

Management believes that future adoption of recently issued accounting standards will not have a material impact on our financial statements, except that the Company is currently evaluating the future impact that Staff Accounting Bulletin 101 "Revenue Recognition", issued in December 1999 by the Securities and Exchange Commission, will have on its financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's cash is invested in money market accounts. The Company's debt approximates fair value and has a fixed interest rate.

Part II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on January 18, 2000. The matters voted upon at the meeting were (i) the election of one director of the Company, (ii) to approve and adopt an amendment to the Company's 1991 Stock Option Plan providing for an increase in the maximum number of shares of the Company's Common Stock available for issuance thereunder by 500,000, (iii) to approve and adopt an amendment to the Company's 1995 Non-Qualified Stock Option Plan providing for an increase in the maximum number of shares of the Company's Common Stock available for issuance thereunder by 200,000 and (iv) to ratify the Board of Directors' selection of PricewaterhouseCoopers LLP to serve as the Company's independent accountants for the fiscal year ending July 31, 2000. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:
                                                       Votes
                                                     Withheld or
                                  Votes For            Against      Abstentions
                                  ---------          -----------    -----------

Election of Directors:
Jere E. Goyan, Ph.D.             10,530,141              721,428

Amendment of the Company's
1991 Stock Option Plan as
amended                           9,372,627            1,802,233       76,709

Amendment of the Company's
1995 Non-Qualified Stock
Option Plan                       9,385,357            1,790,978       75,234

Ratification of the selection
of PricewaterhouseCoopers
LLP                              11,157,841               13,848       79,879


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
27     Financial Data Schedule

(b) Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Emisphere Technologies, Inc.
                                         March 16, 2000

                                         /S/Charles H. Abdalian, Jr.
                                         ---------------------------
                                         Charles H. Abdalian, Jr.
                                         Chief Financial Officer
                                         (Principal Financial Officer)


                                         /S/Joseph D.Poveromo
                                         --------------------
                                         Joseph D. Poveromo
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)