Form 10-Q
period 2000-04-30
EMISPHERE TECHNOLOGIES INC
filed 2000-06-13
CIK 805326

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
  [X]

                 For the quarterly period ended April 30, 2000

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

   The number of shares of the Registrant's common stock, $.01 par value, outstanding as of June 9, 2000 was 17,462,212.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         EMISPHERE TECHNOLOGIES, INC.

                                     Index

                                                                          Page
                                                                          ----
 PART I.  FINANCIAL INFORMATION
  Item 1. Financial Statements:
          Condensed Balance Sheets as of April 30, 2000 and July 31,
          1999..........................................................    3
          Condensed Statements of Operations for the three and nine
          months ended April 30, 2000 and 1999..........................    4
          Condensed Statements of Cash Flows for the nine months ended
          April 30, 2000 and 1999.......................................    5
          Notes to Condensed Financial Statements.......................    6
          Management's Discussion and Analysis of Financial Condition
  Item 2. and Results of Operations.....................................    9
  Item 3. Quantitative and Qualitative Disclosures About Market Risk....   11
 PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..............................   12
 SIGNATURES..............................................................  13

   All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 2) and the notes to the Company's unaudited financial statements (Item 1) as well as certain oral statements made from time to time by representatives of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding: planned or expected studies and trials of oral formulations that utilize the Company's technology; the timing of the development and commercialization of the Company's products; potential products that may be developed using the Company's technology; the potential market size, advantages or therapeutic uses of the Company's liquid oral heparin formulation or any other product; and the sufficiency of the Company's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of the Company's oral heparin product and the Company's ability to find a marketing partner to help the Company commercialize it; prospects for our salmon calcitonin product candidate in development with a partner; the viability of the Company's product candidates, most of which, other than liquid oral heparin, are in the early stages of development; the need to obtain regulatory approval for the Company's liquid oral heparin and other product candidates; the Company's dependence on collaborative partners to develop and commercialize products; the Company's ability to fund such efforts with or without partners and uncertainty as to the timing and outcome of commercialization decisions made by our collaborative partners; the Company's absence of profitable operations; the Company's dependence on patents and proprietary rights; and other factors described in this Report and the Company's other SEC filings.

Item 1. Financial Statements

                          EMISPHERE TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                        April 30, 2000 and July 31, 1999
                                  (Unaudited)

                                                     April 30,      July 31,
                                                       2000           1999
                                                   -------------  ------------
                     Assets:
Current assets:
  Cash and cash equivalents....................... $  98,802,624  $ 11,461,126
  Marketable securities...........................    24,870,915     6,343,515
  Prepaid expenses and other current assets.......     2,348,756       694,366
                                                   -------------  ------------
    Total current assets..........................   126,022,295    18,499,007
Equipment and leasehold improvements, net.........    10,429,839    11,500,767
Purchased technology, net.........................     7,973,300     8,395,415
Marketable securities.............................    85,949,094
Other assets......................................        60,164        81,179
                                                   -------------  ------------
    Total assets.................................. $ 230,434,692  $ 38,476,368
                                                   =============  ============
      Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable and accrued expenses........... $   3,853,305  $  2,491,347
  Senior convertible notes, current portion.......                   2,647,603
                                                   -------------  ------------
    Total current liabilities.....................     3,853,305     5,138,950
Note payable......................................    22,575,000    20,000,000
Deferred lease liability..........................     2,147,697     2,050,042
                                                   -------------  ------------
    Total liabilities.............................    28,576,002    27,188,992
                                                   -------------  ------------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   1,000,000 shares; none issued and outstanding
  Common stock, $.01 par value; authorized
   40,000,000 shares; issued 17,453,591 shares
   (17,410,091 outstanding) as of April 30, 2000,
   and issued 12,181,468 shares (12,137,968
   outstanding) as of July 31, 1999...............       174,536       121,815
  Additional paid-in capital......................   313,049,381    99,161,980
  Accumulated deficit.............................  (111,111,320)  (87,804,852)
  Accumulated other comprehensive income..........       (61,094)        1,246
                                                   -------------  ------------
                                                     202,051,503    11,480,189
  Less, common stock held in treasury, at cost;
   43,500 shares..................................      (192,813)     (192,813)
                                                   -------------  ------------
    Total stockholders' equity....................   201,858,690    11,287,376
                                                   -------------  ------------
    Total liabilities and stockholders' equity.... $ 230,434,692  $ 38,476,368
                                                   =============  ============

    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
          For the three and nine months ended April 30, 2000 and 1999
                                  (Unaudited)

                          For the three months
                                  ended            For the nine months ended
                                April 30,                  April 30,
                         ------------------------  --------------------------
                            2000         1999          2000          1999
                         -----------  -----------  ------------  ------------
Contract research
 revenues............... $ 2,499,975  $ 1,523,825  $  3,591,642  $  9,554,925
                         -----------  -----------  ------------  ------------
Costs and expenses:
  Research and
   development..........   5,774,098    6,002,187    21,131,170    16,229,935
  General and
   administrative
   expenses.............   1,375,847    1,226,658     4,151,642     4,236,180
  Depreciation and
   amortization.........     605,516      439,400     1,801,687     1,198,350
  Loss in Ebbisham
   Ltd..................                  379,433                   3,092,125
                         -----------  -----------  ------------  ------------
                           7,755,461    8,047,678    27,084,499    24,756,590
                         -----------  -----------  ------------  ------------
  Operating loss........  (5,255,486)  (6,523,853)  (23,492,857)  (15,201,665)
                         -----------  -----------  ------------  ------------
Investment income and
 expense:
  Investment income.....   1,801,615      355,266     2,544,298     1,306,101
  Interest expense......    (808,253)    (164,504)   (2,357,909)     (562,372)
                         -----------  -----------  ------------  ------------
                             993,362      190,762       186,389       743,729
                         -----------  -----------  ------------  ------------
Net loss................ $(4,262,124) $(6,333,091) $(23,306,468) $(14,457,936)
                         ===========  ===========  ============  ============
Net loss per share,
 basic and diluted...... $     (0.27) $     (0.52) $      (1.64) $      (1.25)
                         ===========  ===========  ============  ============
Weighted average shares
 outstanding, basic and
 diluted................  16,068,566   12,091,717    14,215,890    11,522,421
                         ===========  ===========  ============  ============


    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
               For the nine months ended April 30, 2000 and 1999
                                  (Unaudited)

                                                   For the nine months ended
                                                           April 30,
                                                   ---------------------------
                                                       2000           1999
                                                   -------------  ------------
Cash flows from operating activities:
 Net loss......................................... $ (23,306,468) $(14,457,936)
                                                   -------------  ------------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Non-cash interest expense.......................     2,316,667
  Depreciation and amortization...................     1,379,572     1,198,350
  Amortization of purchased technology............       422,115
  Increase in deferred lease liability............        97,655     1,376,747
  Non-cash compensation...........................        25,000
  Amortization of deferred financing cost.........        21,015       125,109
  Amortization of discount on marketable
   securities.....................................       (10,612)       61,937
  Loss in Ebbisham Ltd............................                   3,092,125
 Changes in assets and liabilities................       (34,099)   (5,436,472)
                                                   -------------  ------------
    Total adjustments.............................     4,217,313       417,796
                                                   -------------  ------------
    Net cash (used in) operating activities.......   (19,089,155)  (14,040,140)
                                                   -------------  ------------
Cash flows from investing activities:
 Proceeds from sales of marketable securities.....     6,338,265     2,445,589
 Capital expenditures.............................      (308,644)   (3,543,239)
 Purchases of marketable securities...............  (110,866,487)   (2,352,367)
                                                   -------------  ------------
    Net cash (used in) investing activities.......  (104,836,866)   (3,450,017)
                                                   -------------  ------------
Cash flows from financing activities:
 Net proceeds from issuance of common stock.......   211,643,184
 Proceeds from exercise of options and employee
  stock purchases.................................     2,271,938       797,364
 Redemption of senior convertible notes...........    (2,647,603)   (1,124,138)
                                                   -------------  ------------
    Net cash provided by (used in) financing
     activities...................................   211,267,519      (326,774)
                                                   -------------  ------------
    Net increase (decrease) in cash and cash
     equivalents..................................    87,341,498   (17,816,931)
Cash and cash equivalents, beginning of period....    11,461,126    21,358,308
                                                   -------------  ------------
Cash and cash equivalents, end of period.......... $  98,802,624  $  3,541,377
                                                   =============  ============

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.Interim Financial Statements

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

   In the opinion of management, the accompanying Condensed Statements of Operations for the three and nine months ended April 30, 2000 and 1999, Condensed Statements of Cash Flows for the nine months ended April 30, 2000 and 1999, and the Condensed Balance Sheets as of April 30, 2000 and July 31, 1999 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 1999. The July 31, 1999 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

2.Net Loss Per Share

   Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as an additional 4,861,041 and zero shares for the three months ended April 30, 2000 and 1999, respectively, and 4,792,791 and 4,064,419 for the nine months ended April 30, 2000 and 1999, respectively, relating to outstanding options (after application of the Treasury Stock Method).

3.Comprehensive Loss

   Comprehensive loss of the Company is comprised of net loss adjusted for the change in net unrealized gain or loss on marketable securities. Comprehensive loss amounted to approximately $23.3 million and $14.4 million for the nine months ended April 30, 2000 and 1999, respectively.

4.Marketable Securities

   Marketable securities are comprised of corporate debt securities of which $24.9 million have maturities of less than one year and $86 million have maturities of between one and two years.

5.Senior Convertible Notes Payable

   The remaining balance of approximately $2.6 million, along with interest thereon, was repaid in September 1999.

                         EMISPHERE TECHNOLOGIES, INC.

6.Ebbisham Ltd.

   Ebbisham Ltd., the Company's former oral heparin joint venture with Elan Corporation plc, was terminated in the fourth quarter of fiscal 1999. Prior to this termination, the Company recorded its investment in Ebbisham in accordance with the equity method of accounting.

7.Issuance of Common Stock

   In November 1999, the Company issued 2.3 million shares of common stock for net proceeds of approximately $23.5 million. In addition, in March 2000 the Company completed an offering of approximately 2.8 million common shares in a follow-on public offering for approximately $188 million, net of offering expenses. The proceeds from these offerings will be used to fund development of preclinical stage programs, Phase III clinical development of liquid oral heparin, and general corporate purposes.

8.Amendments to Stock Option Plans

   On January 18, 2000, the stockholders approved amendments to the Company's 1991 Stock Option Plan and the 1995 Non-Qualified Stock Option Plan, increasing the number of shares available for grant by 500,000 and 200,000, respectively.

9.Strategic Alliances

  Novartis Pharma AG

   In connection with the research collaboration between the Company and Novartis Pharma AG, in February 2000, Novartis agreed to execute its option to acquire an exclusive license to develop and commercialize oral salmon calcitonin. In addition, in March 2000, Novartis agreed to extend its collaboration with the Company to investigate the oral delivery of a second Novartis compound.

   In conjunction with the above agreements, Novartis made a $2.5 million cash payment to the Company, which is included in contract research revenues for the quarter ended April 30, 2000.

  Regeneron Pharmaceuticals Inc.

   In March 2000, the Company entered into a research collaboration with Regeneron Pharmaceuticals Inc. to investigate the applicability of the Company's technology to the development of an oral form of Regeneron's protein compound candidate for the treatment of obesity, Axokine. In the event Regeneron enters into a licensing agreement and ultimately develops a commercial product, Emisphere has the potential to receive research funding, and milestone payments, in addition to royalties on sales of any oral products that may result from the collaboration.

  Eli Lilly and Company

   In June 2000, the Company and Eli Lilly and Company executed a follow-on development agreement to their 1997 multi-year research and option agreement to develop oral formulations of Forteo (recombinant parathyroid hormone) and human growth hormone (HGH) utilizing Emisphere's proprietary drug delivery technology. Under the new agreement, the two Companies will collaborate to bring oral forms of Forteo and HGH into clinical testing. The new agreement also provides for supplemental research and development funding. In addition, Emisphere will immediately receive a $2.0 million milestone payment under the terms of the previous agreement and $2.0 million to partially fund research and development expenses under the new agreement.

                         EMISPHERE TECHNOLOGIES, INC.

10.Impact of the Future Adoption of Recently Issued Accounting Standards

   The Company is currently evaluating the future impact that Staff Accounting Bulletin 101 "Revenue Recognition", issued in December 1999 by the Securities and Exchange Commission, will have on its financial statements and future revenue recognition policy. The Company is awaiting further implementation guidance from the SEC staff before completing its review. The impact of adopting SAB 101 may delay recognition of revenue related to upfront license fees and milestone payments. The Company expects to adopt SAB 101 no latter than in the first quarter of fiscal 2001.

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

Results of Operations

 Three Month April 30, 2000 Compared to Three Months Ended April 30, 1999

   Contract research revenues were $2.5 million in the third quarter of fiscal 2000, an increase of $1.0 million compared to $1.5 million in the same period of fiscal 1999. Revenues for the third quarter of fiscal 2000 related to milestones achieved under our Novartis collaboration. In the prior year period, contract research revenues were comprised of reimbursed research and development expenses. These reimbursements included $0.5 million from our former heparin joint venture, as well as reimbursements from our collaborations with Eli Lilly & Co, and Novartis. The research and development funding portion of the ongoing Lilly collaboration was completed in the third quarter of fiscal 1999. The heparin joint venture was discontinued in the fourth quarter of fiscal 1999. Reimbursements for research and development expenses approximate costs incurred, which are included in research and development expenses.

   Total operating expenses were $7.8 million in the third quarter of fiscal 2000, a decrease of $0.3 million, or 4%, compared to the same period of fiscal 1999. The details of this decrease are as follows:

   Research and development costs were $5.8 million in the third quarter of fiscal 2000, a decrease of $0.2 million, or 4%, compared to the same period of fiscal 1999. Research and development expenses in the third quarter of fiscal 1999 included expenses related to the completion of oral heparin Phase II clinical trials and to Phase III clinical supplies, both of which did not recur in fiscal 2000. In the fiscal 2000 third quarter, research and development expenses were for clinical research services and support related to the liquid oral heparin Phase III trials, as well as ongoing internal and collaborative efforts.

   General and administrative expenses were $1.4 million in the third quarter of fiscal 2000, an increase of $0.1 million, or 12%, compared to the same period of fiscal 1999. This increase is primarily the result of an increase in professional fees.

   Depreciation and amortization were $0.6 million in the third quarter of fiscal 2000, an increase of $0.2 million, or 38%, compared to the same period of fiscal 1999. The increase was primarily due to amortization of purchased technology from the Company's fiscal 1999 acquisition of its joint venture partner's interest in Ebbisham Ltd. (our former joint venture with Elan Corporation plc).

   The loss in Ebbisham Ltd. decreased to zero in the third quarter of fiscal 2000 from $0.4 million in the same period of fiscal 1999 due to the discontinuation of the joint venture in the fourth quarter of fiscal 1999.

   As a result of the above, our operating loss was $5.3 million in the third quarter of fiscal 2000, a decrease of $1.3 million compared to $6.5 million for the same period of fiscal 1999.

   Investment income and expense increased to approximately $1.0 million of net income in the third quarter of fiscal 2000 compared to $0.2 million of net income in the third quarter of fiscal 1999. The change is primarily the result of an increase in investment income partially offset by an increase in interest expense. The increase in interest expense is primarily attributable to non-cash interest expense accrued on the $22.6 million note payable, which was recorded in conjunction with our fiscal 1999 acquisition of Elan plc's interest in the former heparin joint venture. Interest was earned on higher cash and investment balances from the investment of net proceeds from the sale of common stock in the third fiscal quarter of 2000 compared to the same period of fiscal 1999.

   Based on the above, we sustained a net loss of $4.3 million in the third quarter of fiscal 2000 compared to a net loss of $6.3 million in the same period of fiscal 1999.

 Nine Months Ended April 30, 2000 Compared to Nine Months Ended April 30, 1999

   Contract research revenues were $3.6 million for the nine months ended April 30, 2000, a decrease of $6.0 million, compared to the same period of 1999. The decrease was the result of discontinuing our joint venture with Elan for the development of oral heparin and the completion of the research and development funding portion of the ongoing Lilly and Novartis collaborations.

   Total operating expenses were $27.1 million for the nine months ended April 30, 2000, an increase of $2.3 million, or 9%, compared to the first nine months ended April 30, 1999. The details of the increase are as follows:

   Research and development costs were $21.1 million for the nine months ended April 30, 2000, an increase of $4.9 million, or 30%, compared to the nine months ended April 30, 2000. This increase is mainly attributable to increased costs related to Phase III clinical trials for liquid oral heparin. We expect our research and development spending will continue to increase over prior year levels as our liquid oral heparin Phase III clinical trials continue.

   General and administrative expenses were $4.2 million in the first nine months ended April 30, 2000, a decrease of $0.1 million, or 2%, compared to the nine months ended April 30, 1999. This decrease is primarily the result of a decrease in recruiting costs and taxes offset by an increase in professional fees.

   Depreciation and amortization were $1.8 million in the first nine months of fiscal 2000, an increase of $0.6 million, or 50%, compared to the same period of fiscal 1999. The increase was primarily due to amortization of purchased technology.

   The loss in Ebbisham Ltd. decreased by $3.1 million in the first nine months of fiscal 2000 from the same period of fiscal 1999 due to the discontinuation of the joint venture in the fourth quarter of fiscal 1999.

   As a result of these factors, our operating loss was $23.5 million in the nine months ended April 30, 2000, an increase of $8.3 million compared to an operating loss of $15.2 million in the nine months ended April 30, 1999.

   Our investment income and expenses were $0.2 million of net income in the nine months ended April 30, 2000, a decrease of $0.6 million from the first nine months ended April 30, 1999. This decrease is primarily the result of non-cash interest expense accrued on the $22.6 million note payable, partially offset by higher investment income from the investment of net proceeds from the sale of common stock.

   Based on the above factors, we sustained a net loss of $23.3 million in the nine months ended April 30, 2000, an increase of $8.8 million compared to a net loss of $14.5 million in the nine months ended April 30, 1999.

Liquidity and Capital Resources

   As of April 30, 2000, we had working capital of $122.2 million. Total cash, cash equivalents, and marketable securities were $209.6 million, an increase of $191.8 million compared to July 31, 1999.

   Net cash used in operations was $19.1 million in the first nine months of fiscal 2000 as compared to $14.0 million in the first nine months of fiscal 1999. The increase in cash used in operations was primarily due to the increased rate of spending on liquid oral heparin Phase III clinical development.

   Capital expenditures were approximately $0.3 million in the first nine months of fiscal 2000 compared to $3.5 million for the first nine months of fiscal 1999. The decrease in capital expenditures is primarily due to the inclusion in fiscal 1999 of the cost of the build-out of the Company's leased laboratory and office space.

   Net cash generated from financing activities was approximately $211.3 million in the first nine months of fiscal 2000 compared to net cash consumed of $0.3 million in the first nine months of fiscal 1999. The change was due primarily to the proceeds received from two follow-on public offerings of common stock.

   We expect to incur a substantial increase in liquid oral heparin clinical development expenses in fiscal 2000, as the product continues through its Phase III clinical trials, the most expensive phase of the clinical development process. As a result, we expect to continue to incur increasing operating losses over the prior year.

   Emisphere expects its cash requirements to continue to increase due to expected increases associated with further research and development of its technologies, development of additional drug formulations, process development, and general and administrative costs. These costs include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, pilot plant construction, and facilities expansion.

   We expect that cash, cash equivalents, and marketable securities will be adequate to meet our liquidity requirements for at least the next two years.

Impact of the Future Adoption of Recently Issued Accounting Standards

   The Company is currently evaluating the future impact that Staff Accounting Bulletin 101 "Revenue Recognition", issued in December 1999 by the Securities and Exchange Commission, will have on its financial statements and future revenue recognition policy. The Company is awaiting further implementation guidance from the SEC staff before completing its review. The impact of adopting SAB 101 may delay recognition of revenue related to upfront license fees and milestone payments. The Company expects to adopt SAB 101 no latter than in the first quarter of fiscal 2001.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

   The Company's cash is invested in money market accounts and commercial paper. The Company's debt approximates fair value and has a fixed interest rate.

Part II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

      10.1* Collaboration Agreement with Regeneron Pharmaceuticals Inc. dated
            March 8, 2000
      27    Financial Data Schedule

--------
* Portion of this exhibit have been omitted based on a Request for Confidential treatment filed Separately with the Securities and Exchange Commission.

   (b) Reports on Form 8-K

   The following Current Reports on Form 8-K were filed during the quarter ended April 30, 2000:

  (i) Current Report on Form 8-K, dated March 2, 2000, reporting the extension of Emisphere's collaboration with Novartis Pharma AG for the oral delivery of a second Novartis compound.

  (ii) Current Report on Form 8-K, dated March 9, 2000, reporting entering into a research collaboration with Regeneron Pharmaceutical Inc. to investigate the applicability of Emisphere's technology to the development of an oral form of Regeneron's protein candidate, Axokine.

  (iii) Current Report on Form 8-K dated March 16, 2000 reporting the initiation of clinical testing of a solid oral dosage form of heparin.

                                   SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Emisphere Technologies, Inc.

                                               /s/ Charles H. Abdalian, Jr.
                                          _____________________________________
                                                 Charles H. Abdalian, Jr.
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                                 /s/ Friedrich K. Pfetsch
                                          _____________________________________
                                                   Friedrich K. Pfetsch
                                              Controller and Chief Accounting
                                                          Officer
                                              (Principal Accounting Officer)