Form 10-K405
period 2000-07-31
EMISPHERE TECHNOLOGIES INC
filed 2000-10-25
CIK 805326

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended July 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                         Commission file number 1-10615

                               ----------------

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of October 16, 2000, the aggregate market value of registrant's common stock held by non-affiliates was approximately $403,800,000, based on a closing sale price of $23.25 per share and 17,641,700 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements under the captions "Business" (Item 1) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item
7), the notes to our audited financial statements (Item 8) and elsewhere in this Annual Report on Form 10-K, as well as statements made from to time by our representatives may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding: planned or expected studies and trials of oral formulations that utilize our technology; the timing of the development and commercialization of our products; potential products that may be developed using our technology; the potential market size, advantages or therapeutic uses of our products; and the sufficiency of our available capital resources to meet our funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and the other factors discussed in connection with any forward-looking statements.

                                     Part I

ITEM 1. BUSINESS

Overview

   Emisphere Technologies, Inc. is a biopharmaceutical company that has taken a leadership position in solving one of the most elusive and largest technical hurdles in the pharmaceutical industry--the oral delivery of medicines which, for a variety of reasons, cannot be offered to patients in an oral form. We have pioneered the oral delivery of otherwise injectable drugs, including proteins, peptides, polysaccharides and other compounds not currently deliverable by oral means. These drugs present challenges for oral delivery because they are often large molecules (macromolecules) which are inactivated in the gastrointestinal tract, have limited ability to cross cell membranes and generally cannot be delivered orally.

   Sales of therapeutic protein medicines is estimated to be over $15.0 billion in 1999. Most of these drugs are currently delivered by injection. Injections are undesirable for numerous reasons including patient discomfort, inconvenience and risk of infection. Poor patient acceptance of, and compliance with, injectable therapies can lead to increased incidence of medical complications and higher health-care costs. While many medications are taken orally, all proteins and other large or highly charged molecules are not administered this way because they degrade in the stomach or intestine before they can be absorbed into the bloodstream. We believe that our oral drug delivery technology provides an important competitive advantage in the delivery of macromolecules compared with the current alternatives.

   Oral delivery is the preferred delivery modality as compared to other routes of drug administration including injection. Patient acceptance of and adherence to a dosing regimen is higher among orally deliverable medications when compared to injectables. To date, alternatives to injection including, respiratory, nasal and transdermal delivery have been considered commercially unattractive due to low natural bioavailability--the amount of drug absorbed from the delivery site into the bloodstream.

   Currently, we have several product candidates in preclinical and clinical development across a broad range of therapeutic areas including, cardiovascular, osteoporosis, growth disorders, obesity, diabetes, allergies/asthma and infectious diseases. Our most advanced program is a heparin oral solution which began Phase III clinical trials in late 1999, and which is currently being self-developed. There are three product candidates using our unique carrier technology in clinical trials.

The Company

   We were originally founded as Clinical Technologies Associates, Inc. in 1985 by a group of physicians and scientists at New York University and the City University of New York. The original technology was focused on amino-acid microspheres for the oral delivery of both proteins and non-protein drugs. Under the Clinical Technologies Associates, Inc. moniker, we went public in 1989. In the early 1990's, our strategic focus was narrowed and our efforts were redirected exclusively to developing our oral drug delivery technology. In 1992, we changed our name to Emisphere Technologies, Inc.

   In 1994, we discovered our delivery agent for heparin, a well known and highly prescribed anticoagulant/antithrombotic agent that is currently administered only as an injection. In 1996, we formed a joint venture with Elan Pharmaceuticals, plc for the development of oral heparin. In 1997, we discovered an improved delivery agent which pre-clinical testing has shown to be more potent.

   In February 1997, we formed a strategic alliance with Eli Lilly & Company for the development of oral formulations of Lilly's Forteo (recombinant parathyroid hormone) and Humatrope (recombinant human growth hormone) brand name drugs. In March 1998, Lilly executed license agreements for both proteins and we received a $4.0 million milestone payment. In December of 1997, we entered into a collaboration agreement with Novartis Pharma AG to develop oral formulations of salmon calcitonin and a second, yet to be selected, compound.

   In 1999, we initiated a strategic shift that builds upon the strength of our technology. As a result, our emphasis shifted from fundamental research and technology licensing to product development and we turned our emphasis toward identifying additional therapeutic compounds that have already been approved for injectable or other use and that address large markets. Our goal is to develop these products through Phase I trials and then establish relationships with partners to complete development and commercialization of the oral formulation of the drug.

   In July 1999, we reacquired all product, marketing and technology rights for our heparin products from Elan Corporation, plc, which had been our joint venture partner since 1996. We believe complete ownership and control of our product in development allows for more rapid clinical development and commercialization. In June 2000, DuPont Pharmaceuticals announced a non-bindng letter of intent with us for the development and marketing of oral heparin.

   In the past year, our partnering pace has quickened. In February 2000, Novartis executed a license agreement with us which expands our existing collaborations to include the development of an oral form of salmon calcitonin (used in the treatment of osteoporosis). In March 2000, Novartis also extended its collaboration with us for the application of our carrier delivery technology to a second, as yet unselected, compound. Also in March, Regeneron Pharmaceuticals, Inc. established a collaboration agreement with us for the development of an oral form of Axokine (under development for use in the treatment of obesity).

   In June 2000, we executed a follow-on agreement with Lilly to develop an oral formulation of Forteo, under development for the treatment of osteoporosis, and Humatrope, currently indicated for growth disorders. Emisphere and Lilly originally formed a collaboration in 1997 and will collaborate further to bring oral forms of Forteo and Humatrope into clinical testing.

Business Strategy

   Our objective is to be the leader in developing orally administered formulations of therapeutic macromolecules and other compounds currently available only by injection. Our business strategy includes:

  . commercializing product candidates currently under development, including our family of heparin products;

  . pursuing new product opportunities by:

   --further developing compounds that we already have demonstrated in animals to be orally deliverable utilizing our technology;

   --identifying additional therapeutic compounds (preferably already approved for use) that address large markets;

   --developing products through Phase I or Phase II studies;

   --establishing relationships with partners to complete the development of, and commercialize, these products; and

  . entering into strategic alliances with pharmaceutical partners who have marketed products or compounds in development that would benefit from our oral delivery technology.

   Though we intend to continue to collaborate with leading pharmaceutical and biotechnology companies, we believe our current financial position is strong enough to allow us to develop our own product candidates for out-licensing at a more developed stage (for example, oral insulin), thus allowing us to retain a larger share of the ultimate profits.

The Drug Delivery Industry

   The Drug Delivery industry develops technologies for the improved administration of therapeutic compounds. These technologies have focused primarily on safety, efficacy, ease of patient use and patient compliance. In addition, alternative drug delivery technologies can be utilized to expand markets for existing products, as well as to develop new products. Pharmaceutical and biotechnology companies are looking to drug delivery as a way to gain competitive advantage by improving the safety, efficacy, convenience and patient compliance of their product candidates.

   Drug delivery technologies can provide pharmaceutical companies with an avenue for developing new products, as well as extending existing drug franchises. Drug delivery companies can also apply their technologies to off-patent products to develop on their own.

   We believe focusing on drug delivery of existing drugs to be less risky than attempting to discover new drugs, because the product development risk is lower. On average, it takes 15 years in the U.S. for an experimental drug to progress from the laboratory to approval for use in U.S. patients, with an average cost of approximately $500 million. Typically, only one in 5,000 compounds entering preclinical testing advances into human testing. Only one in five tested in humans is approved.

   By contrast, drug delivery targets drugs that already have large established markets for which there is an established medical need. Doctors therefore are familiar with the compounds and are accustomed to prescribing them. The product candidates we typically target have been through the regulatory process demonstrating safety and efficacy and are already on the market. Our clinical trials need only to show our carrier technology delivers the drug without harming the patient or changing the clinical attributes of the drug. Our clinical trials pose a lower risk of product failure. Our estimated cost of developing a carrier through first human studies is less than $5.0 million, and it typically takes less than two years.

   In addition, focusing on drug delivery compared to drug discovery allows us to form a number of collaborations to deliver a wide variety of medicines without limiting rights to utilize our proprietary technology with additional drug product opportunities.

Delivery of Macromolecule Medicines

   The size of most macromolecules makes penetration of the skin inefficient or ineffective. Passive transdermal delivery using "patch" technology for macromolecules has not been successful to date since the skin is naturally impermeable to macromolecules. We are currently not aware of any macromolecule drugs which have been approved for marketing in the United States utilizing patch technology. Some peptides and proteins can be transported across the skin barrier into the bloodstream using high-pressure "needle-less" injection devices. The devices, which inject proteins like human growth hormone through the skin into the body, have been available for many years. However, we believe these devices have not been well accepted due to patient discomfort and relatively high cost.

   The nasal route of drug administration has been limited by low and variable bioavailability for proteins and peptides. As a result, penetration enhancers are often used with nasal delivery to achieve higher bioavailability. These enhancers may cause local irritation to the nasal tissue and result in safety concerns with long-term use. We believe a limited number of peptides have been approved for marketing in the United States utilizing nasal delivery. We believe these same obstacles will affect sublingual drug delivery, which relies on the penetration of similar tissue under the tongue.

   Pulmonary delivery of systemic drugs is emerging as a delivery route for large molecules. The lungs are highly absorptive, providing a potential route for difficult to deliver drugs. While local delivery to the lungs of respiratory drugs is common, systemic delivery of macromolecule drugs requires new formulations and delivery technologies to achieve efficient, reproducible dosing. Long-term safety for certain compounds, such as insulin, is yet to be established. In addition, while pulmonary devices may be amenable to a limited number of compounds, we believe that the total efficiency of pulmonary systems is generally not high enough to become commercially feasible for systemic delivery of most macromolecule drugs.

   The principal practical and efficient route of macromolecules administration, particularly recombinant proteins, has, therefore, been injections. Drug injections that require administration in hospitals or doctors' offices can be expensive and inconvenient to patients. Many patients find self-injectable therapies unpleasant. As a result, injectable therapies for many chronic and subchronic diseases meet with varying degrees of patient acceptance and compliance with prescribed dosing regimens. Poor acceptance and compliance can lead to increased incidence of medical complications and potentially higher health-care costs. In addition, some elderly, infirm or pediatric patients cannot administer their own injections and require assistance, thereby increasing both inconvenience to these patients and the cost of therapy.

Emisphere's Oral Drug Delivery Technology

   Our proprietary oral drug delivery agents represent a broad-based technology platform. Our carriers, which mimic the body's transport process, allow macromolecules to cross membranes and yet remain therapeutically active. Our oral drug delivery technology is based upon proprietary, synthetic chemical compounds that serve as carriers which facilitate the transport of therapeutic macromolecules and other compounds, across biological membranes, such as in the small intestine. Under physiological conditions, drug molecules naturally exist in many different shapes, or "conformations." Some of these conformations can be transported across the cell membranes. Once the drug crosses the membrane, the carrier dissociates from the drug and the drug reestablishes its natural distribution of conformations, ensuring that the delivered drug molecules are in their therapeutically active state.

   Our system maintains the biological effects of the drug through oral delivery by overcoming four potential obstacles.

   Obstacle One:         The high acid content and digestive enzymes of the
                         digestive tract can degrade some drugs well before
                         they can be absorbed into the bloodstream.

   Emisphere's Solution: Our system stabilizes the macromolecule in a conformation with lower rates of degradation. Solid dosage forms that do not dissolve in the stomach can be developed and further reduce degradation. Finally, the rapid rate of transit through the biological membrane limits the opportunity for losses due to the digestive enzymes.

   Obstacle Two:         Many macromolecules and polar compounds are poorly
                         absorbed through certain membranes.

   Emisphere's Solution: Our delivery agents interact with the drug molecule to create an entity with significantly higher absorption properties.

   Obstacle Three:       With production costs of many macromolecules high, the
                         efficiency of delivery cannot be low.

   Emisphere's Solution: Many techniques have been developed in the past 10 years that have significantly lowered the production costs of many macromolecules. Our system's delivery efficiencies are creating products with acceptable profit margins to the pharmaceutical industry.

   Obstacle Four:        Variability of dosing, in which, for example, one
                         patient receives 60% of a dose and another patient
                         10%, has been a challenge to the successful
                         development of oral delivery.

   Emisphere's Solution: In thousands of human dosings and thousands of animal experiments, our system's inter-subject and inter-patient variability has been relatively similar to the injectable product.

   The development of an efficient, safe and reproducible delivery system for macromolecules represents a significant commercial opportunity for us. Given the advantages of oral delivery over injectable forms, we believe that oral administration would represent the preferred means of delivery for most biopharmaceuticals. This would significantly expand the potential market for many biotechnology drugs.

Key Characteristics of Emisphere's Platform Technologies

   We believe that our oral delivery approach may have potential competitive advantages, including:

     Broad applicability: Our carriers are applicable across a diverse group of molecules (proteins, carbohydrates, and peptides and other poorly absorbed compounds);

     Stand-alone delivery approach: Oral drug delivery using our carriers does not rely upon the addition of other agents that can have adverse effects on the intestinal membranes or digestion process (for example, penetration enhancers or enzyme inhibitors);

     Versatility of formulation: We believe that various types of oral formulations, including suspensions, tablets and capsules, can be created; and

     Ease of manufacture: The technology and manufacturing equipment required to produce our carrier material in commercial quantities are readily available.

Advances to the Platform Technology Made in Fiscal 2000

   During the 2000 fiscal year, we initiated and completed clinical testing of a solid dosage form of heparin. This test was a Phase I safety and tolerability study in healthy subjects. Preliminary clinical data indicated that our technology could cause adequate oral delivery from a capsule dosage form. We also demonstrated that our solid dosage form of heparin does not require heparin amounts greater than those contained in our solution dosage form.

   We internally developed the solid heparin formulation in our preformulation, solid dosage form and pharmaceutical analysis laboratories. The development of a solid dosage form opens the way for further extending the platform technology to controlled release and site-specific dosage forms.

   Perhaps the most important data coming from our formulation effort is that successful oral macromolecule delivery may be achieved with lower amounts of our delivery agents and drugs in tablets or capsules than required for the corresponding liquids. This finding translates into a greater margin of safety and lower manufacturing costs.

   We have made a substantial investment in research and development to maintain our technological leadership position in oral drug delivery. This includes development of an improved carrier, known as Sodium N[10 (2-hydroxybenzoyl)amino] decanote, or "SNAD," for heparin and low molecular weight heparin. SNAD is significantly more potent, with a comparable safety profile when compared to Sodium N[8(2-hydroxybenzoyl)amino] caprylate, or "SNAC," our delivery agent currently in Phase III development. SNAD is intended to be our solid dosage form carrier.

Carrier Library

   We have designed and synthesized a library of over 1,400 carriers and evaluated them for their ability to facilitate the delivery of therapeutic macromolecules and other compounds across biological membranes without altering the activity of these molecules. Our technology offers the pharmaceutical industry a relatively inexpensive route to generating significant new product opportunities. Beyond enabling the oral delivery of heparin and salmon calcitonin in humans, this technology has demonstrated the oral delivery of a variety of other compounds--among them insulin, human growth hormone, human parathyroid hormone, erythropoietin, cromolyn and deferoxamine-- in animals.

Product Candidates Currently in Development

   The following table sets forth, for both Emisphere's partner development programs and Emisphere's programs available for partnering, the drugs currently in development, the indication(s) for each particular drug, its present stage of clinical development and, with respect to Emisphere's partner development programs, the identity of Emisphere's corporate partner for such drug.

                                           Development
Therapeutic Areas  Product Candidate       Status*     Partner
-----------------  -----------------       ----------- -------
Cardiovascular     Heparin Solution        Phase III   Self developed
                   Heparin Solid Dose      Phase I     DuPont Pharmaceuticals**
                   LMWH Solid Dose         Preclinical DuPont Pharmaceuticals**

Osteoporosis       Salmon Calcitonin Solid Phase I     Novartis Pharma AG
                   Dose
                   Recombinant Parathyroid Preclinical Eli Lilly & Co.
                   Hormone (Forteo) Solid
                   Dose

Growth Disorders   Recombinant Growth      Preclinical Eli Lilly & Co.
                   Hormone
                   (Humatrope) Solid Dose

Obesity            Axokine                 Preclinical Regeneron
                                                       Pharmaceuticals

Diabetes           Oral Insulin            Preclinical Self developed
                   Pulmonary Insulin       Preclinical Undisclosed

Asthma/Allergies   Sodium Cromolyn         Preclinical Self developed

Infectious         Undisclosed             Preclinical Not released
 Diseases

--------
*  Development Status Explanations:
  . Preclinical--Investigate safety of product candidate in a controlled laboratory environment; establish activity in standard animal model.
  . Phase I--Investigate safety and proper dose ranges of a product candidate in a small number of normal human subjects.
  . Phase II--Investigate side effect profiles and efficacy of a product candidate in a small number of patients who have the disease or condition under study.
  . Phase III--Investigate safety and efficacy of a product candidate in a large number of patients (of adequate sampling size to allow statistical inferences) who have the disease or condition under study, with adequate sampling size to make statistical inferences.
** Subject to non-binding letter of intent.

 Cardiovascular

  Oral Heparin

   Unfractionated heparin and low molecular weight heparin, a fractionated version of heparin, are widely used anti-coagulants. They are primarily used for treating and preventing deep vein thrombosis, but are readily prescribed for acute myocardial infarction, coronary angioplasty, coronary artery bypass graft surgery, stroke and unstable angina. Currently, heparin is given as either a continuous intravenous infusion or a subcutaneous injection. Upon entry into the bloodstream, heparin binds to various coagulation components, and thereby inhibits the normal blood clotting cascade. Low molecular weight heparin has, by some measures, a longer half-life than heparin, which means it remains in the bloodstream longer and therefore may require fewer injections. Some clinical trials have suggested that dosing regimens of low molecular weight heparins may be marginally safer and more effective than standard heparin regimens. However, other studies indicate that heparin produces multiple physiological responses and that low molecular weight heparins lose some of those potential beneficial properties.

   Currently, the use of heparin is essentially limited to the hospital setting. Because low molecular weight heparin may be dosed less frequently, its introduction has extended the use of injectable heparin into the home setting, for up to 21 days. However, for many patients, hospital treatment with heparin is typically followed by a 30 to 90 day or longer course of out-patient treatment using warfarin, the only oral anti-coagulant available. Warfarin is not an ideal anti-coagulant in that it has more negative interactions with other pharmaceuticals than most FDA-approved drugs and requires constant patient monitoring. We believe that the introduction of oral heparin would open the home market to heparin by replacing warfarin and injectable low molecular weight heparin use. We also believe that our oral heparin products will ultimately be applicable for a wide range of anti-coagulant/antithrombotic uses.

   Heparin is, often considered the anticoagulant of choice for the prevention and treatment of cardiovascular conditions, such as deep vein thrombosis or blood clots and pulmonary embolism in high-risk, hospitalized patients. It is favored over warfarin because heparin is more effective, produces a rapid onset of anticoagulation activity, and has a shorter physiological half-life. The major disadvantage of heparin therapy is the requirement for administration by injection, because current formulations are ineffective when dosed orally. Our goal is to extend usage of heparin in the deep vein thrombosis prevention market to the home setting.

   The use of parenterol heparin is typically restricted to in-hospital use. Low molecular weight heparins are also available only by injection and are typically dosed from between 7 to 14 days on an outpatient basis. Emisphere is developing a family of proprietary oral heparin formulations--solution, solid, as well as solid dosage forms of low molecular weight heparin. Worldwide heparin sales, including the low molecular weight heparins are estimated to be over $2.0 billion, with a 15% annual growth rate. Currently, the majority of prescriptions for heparin are to treat venous (vein related) indications for a period of one to two weeks. Emisphere believes that its oral formulation of heparin and follow-on oral forms of low molecular weight heparin will substantially penetrate and expand existing markets and create large new markets for the heparins, as well as spurring the development of oral heparin for new clinical uses in inflammation and cancer.

   During fiscal 2000, we commenced Phase III development of our heparin solution formulation. Because of the extensive number of previous trials conducted, we believe our PROTECT (PRophylaxis with Oral SNAC/heparin against ThromboEmbolic Complications following Total hip replacement surgery) is a lower risk--higher reward trial design approach than typical Phase III trials. The objective of this international trial is to demonstrate the safety and superior efficacy of Emisphere's oral heparin solution compared to injectable enoxaparin in the prevention of venous thrombo-embolic events following hip replacement surgery.

   In fiscal 2000, we also signed a non-binding letter of intent with DuPont Pharmaceuticals for the commercialization of the solid oral heparin family of products. We will keep the heparin solution formulation and will finish the ongoing Phase III trials. We will seek to commercialize liquid oral heparin on our own, but intend to seek out a contract sales organization to market the solution.

   We expect that the predominant dosage form will ultimately be the solid, and also believe that there will remain a significant niche opportunity for the liquid product such that we will be able to retain value from the product. Some potential uses include, elderly and very young patients who may choose or prefer the liquid dosage form to the solid form. Additionally, severely ill patients such as stroke patients, may also benefit from a solution product.

  Initial Indications and Market

   Currently, the most common indications for heparin therapy are the prevention of venous stasis (clots) following surgery (especially orthopedic, pelvic, abdominal, trauma, angioplasty or heart surgery) for procedures lasting longer than 30 minutes, as well as for the treatment of deep vein thrombosis. In the United States, it is estimated that there are more than 3 million such surgical procedures performed each year and more than 250,000 reported cases of deep vein thrombosis. Preventative therapy is recommended typically for at least 10 to 14 days post-surgery, with recent literature supporting 4 to 5 weeks of treatment as the optimal duration. Current treatment of deep vein thrombosis consists of approximately 1 to 2 weeks of injectable low molecular weight heparin treatment, followed by 90 to 180 days of warfarin. Certain studies indicate that longer heparin dosing would be preferred.

  Phase III Clinical Development Plan

   We commenced a Phase III clinical trial of our heparin oral solution in December 1999 for the prevention of deep vein thrombosis following total hip replacement surgery. The objective of the study is to demonstrate the safety and superior efficacy of oral heparin dosed for 30 days post operatively compared to injectable enoxaparin (Lovenox) for ten days (the standard of practice) in the prevention of deep vein thrombosis following total hip replacement surgery. The trial is a randomized three-arm study and will take place in over 100 centers in the United States, Canada, Europe and Australia. The study will include approximately 3,000 patients. The primary efficacy endpoint is the occurrence of deep vein thrombosis during the treatment phase.

  Oral Heparin Products

   We are focused on developing a family of oral heparin products. While our heparin oral solution formulation is furthest along the road to commercialization, other formulations are currently in development. A heparin solid dosage form began Phase I clinical trials in March 2000, and a solid form of low molecular weight heparin is also in development. We are continuing pre-clinical development of our improved SNAD delivery agent for heparin and low molecular weight heparin. We conducted two studies that demonstrated the successful treatment of deep vein thrombosis in animal models using oral SNAC/heparin and oral SNAD/low molecular weight heparin.

  Additional Indications and Markets

   We believe there are a number of additional cardiovascular indications which could be treated more effectively by dosing heparin for a period longer than the current standard of practice. Such a dosing regimen is possible with an oral formulation of unfractionated heparin or low molecular weight heparin. These indications include: unstable angina, atrial fibrillation, acute myocardial infarction, coronary angioplasty, stent placement, coronary artery bypass graft, pulmonary embolism and stroke. A large and growing body of non-clinical and clinical data also indicates that heparin has potent anti-inflammatory and anti-cancer properties. Recently available data supports further study of heparin as a treatment for inflammatory bowel disease, rheumatoid arthritis, asthma, psoriasis, cancer, transplant rejection and proteinurias.

  Heparin Product Manufacturing

   We have developed a novel propriety process to produce the delivery agent at large scale under the FDA's good manufacturing practices, or "GMP." SNAC has been produced in 200 kg batch sizes. Heparin is a commodity product that can be obtained from multiple suppliers. Several liquid fill/finish vendors have been identified and a number are qualified to produce the heparin oral solution product. The component materials and liquid product have shown good long-term stability. Registration batches for marketing approval at the two hundred liter scale have been produced.

 Osteoporosis

   Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, leading to bone fragility and an increased susceptibility to fractures. It is a common condition among the elderly--both men and women. The disease is estimated to affect 1 in 4 women above age 65, 1 in 2 women above age 80 and 1 in 10 men above age 80. The most common consequence of osteoporosis is greatly increased risk of broken bones, especially in the hip region. Osteoporosis is estimated to be responsible for more than 1.5 million hip, vertebral, wrist and other fractures annually. The disease is relatively expensive to treat. The estimated cost of osteoporosis on the health care system amounts to over $13.8 billion per year. It is estimated that by the year 2020, the cost of hip fractures, which account for the highest percentage of fractures, will increase six-fold in the United States. In the U.S. market, osteoporosis therapeutics revenues grew from $2.4 billion in 1998 to $3.0 billion in 1999. This growth is expected to continue through 2006. Several medicines are available to either slow the onset of, or reverse, bone loss. New therapies currently under development should further boost market expansion once they reach the market and will foster greater patient compliance and ultimately improve the market penetration rate. We are developing with our collaborators, Novartis and Lilly, two promising medicines for the treatment and prevention of osteoporosis.

  Salmon Calcitonin

   Treatment with salmon calcitonin has been shown to maintain bone mineral density in the spine and reduce the risk of new vertebral fractures in post-menopausal women with osteoporosis. It is also used in the treatment of Paget's disease, hypercalcemia of cancer and bone pain. Salmon calcitonin is more potent than human calcitonin and is currently available as an injection or nasal spray. Calcitonin has been shown to be effective in slowing bone loss and increasing bone density in the spine. Calcitonin's major advantages are its lack of serious side effects, excellent long term safety profile and ease of administration. Annual worldwide sales of salmon calcitonin are estimated to be in excess of $600 million. There are also some studies that suggest an analgesic effect. As a result, the nasal spray has been used in the treatment of acute vertebral fracture syndrome because of its positive effect on both increasing bone density and decreasing pain.

   We have conducted collaborative research with Novartis on an oral form of salmon calcitonin since 1997. Under the terms of our collaboration agreement, Novartis has made quarterly payments to us to fund research regarding the application of our technology. In October 1999, Novartis completed a Phase I clinical study in the United Kingdom of a capsule form of salmon calcitonin utilizing our technology. The study results, released in January 2000, indicated that Novartis had reached its targeted endpoint of achieving therapeutic blood levels of salmon calcitonin using our solid dosage formulation. We believe that these results represent the first time that a protein macromolecule was successfully delivered in solid oral dosage form without chemical modification of the molecule or damage to the biological membrane.

   In February 2000, Novartis agreed to execute its option to acquire an exclusive license to develop and commercialize oral salmon calcitonin. As a result, Novartis made a $2 million milestone payment to us. Under the terms of the agreement Novartis may be required to make milestone payments and an equity investment. We will also receive royalties on sales of any oral products that may result from the collaboration.

  Recombinant Parathyroid Hormone (PTH)

   Recombinant Parathyroid Hormone, or PTH, is a bone anabolic/formation compound currently being developed by Lilly as a treatment for osteoporosis. Rather than work to reduce bone loss, PTH appears to rapidly stimulate new bone formation. In Phase III, Lilly's daily injectable PTH (called Forteo) reduces spine fractures by more than 65% and non-traumatic, non-spine fractures by 54% in women with osteoporosis within one to two years. PTH would be targeted toward patients ages 65 and older with advanced cases of osteoporosis.

   Based upon the pre-clinical results, Emisphere expects that an oral form of PTH would perform similarly to calcitonin in human studies. During fiscal 2000, Lilly renewed its commitment to the injectable and oral

PTH programs. Lilly is expected to file a new drug application for the injectable version of PTH by the end of calendar 2000. We also renewed our collaboration agreement with Lilly with the objective of taking an oral version of PTH into clinical trials.

 Growth Disorders

   Many children and adults suffer from growth hormone deficiency. Growth hormone is necessary to simulate growth in children by promoting the growth of muscle and bone, and in adults for maintaining the quality of muscle and bone as the body ages.

   Recombinant human growth hormone (hGH) has been available for many years. hGH deficient children who respond well to treatment will be taller adults than they would have been if not treated. hGH is currently available only by injection either into a muscle or under the skin, which can be particularly difficult for children. hGH therapy requires a long-term commitment by the child patient and his or her family in order to achieve the best response. The prescribed dose ranges between three and seven injections per week. Treatment continues for several years until the child has completed puberty or has stopped responding.

   The overall psychological effects of hGH therapy are encouraging. The potential for an increased growth rate, more mature appearance and the hope for an adult height within the normal range are viewed as positive by both parents and children. hGH is approved for pediatric growth hormone deficiency, adult growth hormone deficiency, pre-kidney transplantation, and short stature due to chronic kidney disease and Turner's syndrome. The hGH worldwide market is estimated to be over $1.5 billion.

  Recombinant Human Growth Hormone (hGH)

   We have identified potential lead carriers for hGH. As part of our renewed agreement with Lilly, we will collaborate to bring an oral form of Humatrope, a Lilly product currently marketed and indicated for certain growth disorders, into clinical testing. An oral version of Lilly's injectable hGH (Humatrope) is in pre-clinical development.

   We believe that an oral product would be the preferred method of delivery for both children and adults.

 Obesity

   Obesity is a major health problem in all developed countries. The prevalence of obesity in the United States has increased substantially during the past decade. According to the 1997 National Task Force on the Prevention and Treatment of Obesity, 1 in 3 American adults is now considered overweight. A 1998 National Institutes of Health report confirmed that obesity significantly increases a number of health risks, including Type II diabetes. Obesity-related conditions such as stroke and myocardial infarction are estimated to contribute to 300,000 deaths yearly, ranking second only to smoking as a cause of preventable death. Expenses and loss of income caused by obesity have been estimated to reach $68 billion annually. Current treatment of obesity consists of diet, exercise and other life-style changes, and a limited number of drugs. We believe that the fact that the population overall is rapidly becoming more obese indicates that treatment of obesity is difficult and characterized by very high recidivism.

  Axokine

   Regeneron Pharmaceuticals, Inc. is developing subcutaneous Axokine for the treatment of obesity. In the spring of 1999, Regeneron completed a Phase I trial to study the safety of Axokine in severely obese patients. A double-blind, placebo-controlled Phase II trial began in the spring of 2000.

   During fiscal year 2000, we established a research and development collaboration with Regeneron for the oral delivery of its protein product candidate, Axokine. The collaboration was formed after our oral delivery technology successfully produced significant blood levels of Axokine in Regeneron's preclinical animal models. This agreement adds an important biotechnology company to our existing group of partners and we believe demonstrates that our oral delivery technology is gaining momentum as the platform technology of choice for the oral delivery of therapeutic macromolecules. The oral Axokine project is currently in the carrier selection and optimization stage of the collaboration.

 Diabetes

   Currently, approximately 135 million people in the world are afflicted by diabetes, with approximately 16 million in the United States. Nearly one-third of individuals in the United States with diabetes are unaware that they have this chronic disease. In the United states, diabetes is estimated to be the seventh largest cause of death, and it accounts for approximately $98 billion, or 5.8%, of total healthcare costs. There are two principal types of diabetes:

  . Type I. An autoimmune disease in which the body does not produce any insulin, most often occurring in children and young adults. People with Type I diabetes must take daily insulin injections to stay alive. Type I diabetes accounts for approximately 5-10% of total diabetes cases.

  . Type II. A metabolic disorder resulting from the body's inability to make enough, or properly use, insulin. It is the most common form of the disease. Type II diabetes accounts for approximately 90-95% of diabetes cases. The incidence of Type II diabetes is rising rapidly as a result of an aging population, greater prevalence of obesity, and a more sedentary lifestyle.

   Most recent estimates indicate the worldwide total insulin market is approximately $2.6 billion, which does not include an additional $900 million spent on injection systems, needles, and other supplies. Approximately one-third of all Type II diabetics also use insulin to control the disease, accounting for approximately 50% of total insulin use. Many Type II diabetics could benefit from the use of insulin, although many choose not to, or their physician does not recommend it. Currently, insulin is given through injection, significantly limiting its use in Type II diabetics. We believe that the anxiety and pain of needles likely causes patients and physicians to use insulin less than if a more attractive delivery option were available.

  Oral Insulin

   We are in the process of developing an oral insulin formulation. Animal studies evaluating our research-level oral insulin formulation have demonstrated a bioavailability of 28%. We expect this project to enter human trials during the next 18 months.

   Oral insulin therapy would offer benefits to diabetes patients and to those taking insulin injections who do not fully comply with their prescribed injection regimens. In addition to improving patient compliance, oral insulin can be delivered more effectively because oral delivery bypasses the general circulatory system and delivers insulin directly to the liver where it is needed, making oral insulin the ideal delivery option.

 Allergies and Asthma

   An allergy is an immune response by the body to certain stimuli in the environment. One of the most common forms of allergy is hay fever, which is estimated to affect as many as 35.9 million people in the United States. Asthma is a chronic inflammatory disorder of the body's airways caused by allergens and viral respiratory infections leading to bronchial hyperresponsiveness and obstruction of airways. More than 17 million Americans are currently estimated to have asthma.

  Sodium Cromolyn

   Sodium cromolyn mitigates allergic reactions by the inhibition of chemical mediator release from the mast cells. Sodium cromolyn is marketed as an inhalation capsule, aerosol and solution, eye solution and nasal spray for the treatment of asthma and allergies. Annual sales of sodium cromolyn are estimated to be approximately $300 million in the United States.

   Sodium cromolyn currently is not available orally due to its low bioavailability. Sodium cromolyn is safer than the most common medications used to control allergies and inflammation, principally antihistamines and corticosteroids. As an asthma treatment, sodium cromolyn can decrease airway hyperresponsiveness in patients and has virtually no systemic toxicity.

   We are in the process of developing an oral form of sodium cromolyn that will be indicated for the treatment of allergies and asthma. Development efforts to date have demonstrated oral delivery in animal models.

Collaborative Agreements

   We are a party to collaborative agreements with corporate partners to provide research and development services relating to the partners' products. These agreements are in the form of research collaboration and licensing agreements. In connection with these agreements, we have granted licenses or the rights to obtain licenses to our oral drug delivery technology. In return, we will receive certain payments upon the achievement of milestones and will receive royalties on sales of products developed. Under these agreements, we will also be reimbursed for development costs. We also have the right to manufacture and supply our delivery agents developed under these agreements to our corporate partners.

   All of our collaborative agreements are cancelable by the corporate partners without significant financial penalty to them.

   Eli Lilly and Company. In June 2000, Eli Lilly executed a follow-on development agreement to their 1997 multi-year research and option agreement with us to develop oral formulations of Forteo (recombinant parathyroid hormone) and Humatrope (human growth hormone (hGH)) utilizing our proprietary drug delivery technology. Under the new agreement, we will collaborate to bring oral forms of Forteo and Humatrope into clinical testing. The new agreement also provides for supplemental research and development funding. In addition, we received a $2.0 million milestone payment under the terms of the previous agreement.

   In fiscal 1998, Lilly entered into two license agreements to use our technologies in connection with Forteo and Humatrope and we received a $4.0 million milestone payment. Through July 31, 2000, we have recognized contract research revenues of $10.2 million ($2.2 million, $1.4 million, and $6.6 million in 2000, 1999 and 1998, respectively).

   Regeneron Pharmaceuticals Inc. During fiscal 2000, we entered into a research collaboration with Regeneron Pharmaceuticals, Inc. to investigate the applicability of our technology to the development of an oral form of Regeneron's protein compound candidate for the treatment of obesity, Axokine.

   Novartis Pharma AG. In connection with our 1997 research collaboration with Novartis Pharma AG, in fiscal 2000 Novartis agreed to execute its option to acquire an exclusive license to develop and commercialize oral salmon calcitonin. In addition, during fiscal 2000, Novartis agreed to extend its collaboration with us to investigate the oral delivery of a second Novartis compound.

   In conjunction with the above agreements, Novartis made a $2.5 million cash payment to us during fiscal 2000. Through July 31, 2000, we have recognized contract research revenues of $8.6 million ($3.5 million, $2.9 million, and $2.2 million in 2000, 1999 and 1998, respectively).

   Feasibility Studies. We have also entered into a number of proof-of-concept studies with additional pharmaceutical and biotechnology companies for various injectable compounds. These feasibility studies are ongoing. Emisphere will continue to pursue additional feasibility studies to determine the potential for further collaborative development programs.

Patents

   Our patent strategy is aggressively designed and multi-tiered in order to maximize our potential patent portfolio, proprietary rights and any future licensing opportunities we might pursue. First, we seek patent protection on all aspects of our proprietary chemical and pharmaceutical delivery technologies. This involves seeking patent protection for not only the carrier compounds themselves, but also for the combination of our compounds with a pharmaceutical or chemical agent and for their generic structure that encompass our carriers. Finally, we seek to patent the process utilized in manufacturing our carriers, the uses of our carriers, as well as improvements on the core technology which are important to the success of our business. Second, we concentrate our efforts in the key geographic markets of the United States, Canada, Europe, Japan, Australia and Mexico, and file in additional countries on a case-by-case basis. For example, with regard to our SNAC heparin formulation, we have patents issued on the compound itself and its chemical composition, as well as its generic structure. We also have pending patent applications relating to its manufacturing process, liquid formulations and solid dosage forms.

   Accordingly, we also have patents, or pending patent applications, for carriers that we currently use in conjunction with heparin, insulin, calcitonin, human parathyroid hormone, human growth hormone, deferoxamine and sodium cromolyn. To date, we have been issued 54 patents on our drug delivery technologies in the United States which will expire beginning in 2007, and have other patents issued or applications pending in various countries around the world. Of our 54 U.S. patents, 18 were issued by the U.S. Patent and Trademark Office during fiscal 2000. We have 48 patent applications relating to our drug delivery technologies pending in the United States. Internationally, a total of 129 patents have been granted or are pending in 25 countries, including Canada, Europe, Japan, Australia and Mexico. Additionally, we have registered EMISPHERE as a trademark with the U.S. Patent and Trademark Office for research and development services in drug delivery.

Manufacturing

   The primary raw materials used in making the carriers for our heparin products, and the carriers under consideration for our other product candidates, are readily available from multiple sources and in large quantities. We currently have arrangements with third parties to produce these carriers in accordance with the FDA's good manufacturing practices, or GMP, regulations in batch sizes of approximately 200 kilograms. Generally, commercial manufacturers can produce batch sizes of up to 2,000 kilograms.

   We have identified numerous other commercial manufacturers meeting the FDA's GMP regulations that have the capability of producing our carriers. We will continue to manufacture carriers on a small scale for research purposes and contract with third-party producers for clinical testing. A third-party manufacturer whose facilities comply with the FDA's GMP regulations is currently producing our carrier and the liquid oral heparin formulation for our Phase III clinical trials.

Competition

   Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs that may be orally active. Our product candidates also compete against alternative therapies for each of the medical conditions our products address, independent of the means of delivery. Many of our competitors have substantially greater research and development capabilities, experience and marketing, financial and managerial resources than we do, and represent significant competition for us.

   Our competitors may succeed in developing competing technologies and obtaining governmental approval for products before we do. We cannot assure you that developments by other drug delivery innovators will not render our product candidates, or the therapeutic compounds used in combination with our product candidates, noncompetitive or obsolete. For example, we are aware that AstraZeneca PLC has completed Phase II clinical trials of a pro-drug form of melagantran, a direct thrombin inhibitor, which, if successfully developed, would compete with our oral heparin products. We are also aware that Inhale Therapeutic Systems, Inc. has begun Phase I Trials to investigate the tolerability and bioavailability of its pulmonary delivered from of salmon calcitonin for the treatment of osteoporosis. In addition, a nasal dosage form of salmon calcitonin already exists and we are aware of an Investigational New Drug Application, or "IND" filed for an oral formulation.

   We believe that our orally delivered products will be preferred by doctors and patients over the injectable form. Nevertheless, our oral formulations will continue to compete against well established injectable versions of the same drugs. For example, oral heparin will continue to compete with other forms of generic heparin and low molecular weight heparin. Low molecular weight heparin is offered in the U.S. principally by Pharmacia & Upjohn, Inc., under the trade name "Fragmin" and Aventis SA, under the trade name "Lovenox." Internationally, there are more than ten approved forms of low molecular weight heparin. Outside of the hospital, warfarin is currently prescribed as an anti-coagulant/antithrombotic. Warfarin is a generic drug marketed under the trade name "Coumadin" by E.I. DuPont de Nemours & Co. In addition, we are also aware that Leptin, a potential competitor to Regeneron's Axokine, is currently being evaluated in human clinical trials for the treatment of obesity. Salmon calcitonin also competes with other osteoporosis therapies aside from Inhale's pulmonary product candidate, including estrogen replacement therapy, bisphosphonates, selective estrogen receptor modulators and several new biologics that are under development.

Government Regulation

   Our operations and products under development are subject to extensive regulation by the FDA and other governmental authorities in the United States and other governmental authorities in other countries.

   The duration of the governmental approval process for marketing new pharmaceutical substances, from the commencement of preclinical testing to the receipt of a governmental final letter of approval for marketing a new substance, varies with the nature of the product and with the country in which such approval is sought. For entirely new drugs, the approval process could take eight to ten years or more; however, for reformulations of existing drugs, the process is typically shorter. In either case, the procedures required to obtain governmental approval to market new drug products are costly and time-consuming, requiring rigorous testing of the new drug product. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products that we develop.

   The steps required before a new human pharmaceutical product can be marketed or shipped commercially in the United States include, in part, preclinical testing, the filing of an IND, the conduct of clinical trials and the filing with the FDA of either a New Drug Application, or NDA, for drugs or a Product License Application, or PLA, for biologics.

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

   Under the FDA's regulations, the clinical testing program required for marketing approval of a new drug typically involves three clinical phases. In Phase I, safety studies are generally conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. In Phase II, studies are conducted on small groups of patients afflicted with a specific disease to gain preliminary evidence of efficacy and to determine the common short-term side effects and risks associated with the substance being tested. Phase III involves large-scale trials conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for product labeling. Frequent reports are required in each phase and, if unwarranted hazards to patients are found, the FDA may request modification or discontinuance of clinical testing until further studies have been conducted. Phase IV testing is conducted either to meet FDA requirements for additional information as a condition of approval, or to post-approval market acceptance of the pharmaceutical product.

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

   We are also subject to various federal, state and local laws, regulations and recommendations relating to such matters as laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development work. Although we believe we are in compliance with these laws and regulations in all material respects, there can be no assurance that we will not be required to incur significant costs to comply with environmental and other laws or regulations in the future.

Employees

   As of October 16, 2000, we had 125 employees, 102 engaged in scientific research and technical functions and 23 performing administrative and clerical functions. Of the 125 employees, 43 hold Ph.D. or M.D. degrees. We believe that our relationships with our employees are good.

ITEM 2. PROPERTIES

   We currently lease approximately 67,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, New York for use as executive offices and laboratories. Our current lease expires in September 2007 with a ten year extension at then-current rates at our option.

   In order to accommodate our expansion, we are building out approximately 41,000 square feet of additional office and laboratory space.

ITEM 3. LEGAL PROCEEDINGS

   We are not party to any litigation that is expected to have a material effect on our operations or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our Common Stock is traded on the Nasdaq National Market under the symbol
EMIS.

   The following table sets forth the range of high and low bid prices for our Common Stock for the periods indicated, as reported by Nasdaq.

   Fiscal Year Ended July 31,                               High      Low
   --------------------------                               ----      ----
   1999
   First quarter........................................... $10 1/4   $  5
   Second quarter..........................................  19 1/8     7 1/8
   Third quarter...........................................  18 3/8     7 1/2
   Fourth quarter..........................................  10 1/2     6 1/2

   2000
   First quarter........................................... $17 7/8   $ 7 13/16
   Second quarter..........................................  39 3/4    13 1/8
   Third quarter...........................................  80 1/16   25 5/8
   Fourth quarter..........................................  57 15/16  26 9/16

   2001
   First quarter (through October 16, 2000)................ $34 3/4   $20 1/16

   As of October 16, 2000 there were approximately 285 stockholders of record and 17,641,700 shares of Common Stock outstanding. The closing price of our Common Stock on October 16, 2000 was $23.25.

   We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the growth of our business.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data for the five years ended July 31, 2000 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by Emisphere's independent accountants. We did not declare or pay any dividends during the five years ended July 31, 2000.

                                      Fiscal Year Ended July 31,
                             -------------------------------------------------
                               2000       1999      1998      1997      1996
                             ---------  --------  --------  --------  --------
                               (in thousands, except per share amounts)
Statement of Operations
 Data:
Revenue..................... $   5,889  $ 10,180  $ 15,868  $  5,401  $  3,131
                             ---------  --------  --------  --------  --------
Costs and expenses:
  Research and development..    27,448    21,217    14,236     7,282     6,034
  General and
   administrative...........     5,878     6,051     5,344     3,416     3,337
  Depreciation and
   Amortization.............     2,434     1,633       954       442       571
  Acquisition of in-process
   research and
   development..............       --      9,686       --        --        --
  Loss in Ebbisham Ltd. ....       --      3,092     4,044     2,550       --
                             ---------  --------  --------  --------  --------
    Total costs and
     expenses...............    35,760    41,679    24,578    13,690     9,942
                             ---------  --------  --------  --------  --------
Operating loss..............   (29,871)  (31,499)   (8,710)   (8,289)   (6,811)
Other income and expense....     2,974       817     1,644       968       703
                             ---------  --------  --------  --------  --------
Net loss.................... $ (26,897) $(30,682) $ (7,066) $ (7,321) $ (6,108)
                             ---------  --------  --------  --------  --------
Net loss per share--Basic
 and diluted................ $   (1.79) $  (2.63) $  (0.66) $  (0.77) $  (0.72)
                             =========  ========  ========  ========  ========

                                               July 31,
                             -------------------------------------------------
                               2000       1999      1998      1997      1996
                             ---------  --------  --------  --------  --------
                                            (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 investments................ $ 207,793  $ 17,805  $ 34,828  $ 33,690  $ 18,237
Total assets................   229,557    38,476    53,690    36,897    20,039
Long-term liabilities.......    25,558    22,308    10,598        35        45
Accumulated deficit.........  (114,702)  (87,805)  (57,123)  (50,057)  (42,736)
Stockholders' equity........   199,551    11,287    31,281    33,398    19,267

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   Emisphere Technologies, Inc. is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since our inception in 1986, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and through collaborations with corporate partners and academic research institutions. We have had no product sales to date. The timing of future product sales depends on many factors, including the progress of our products in development through clinical trials, regulatory approval, commercialization and market acceptance. These and other factors that may impact future results are described under "Risk Factors" below.

Results of Operations

 Fiscal 2000 Compared to Fiscal 1999

   Contract research revenues were $5.9 million for fiscal 2000 a decrease of $4.3 million, compared to fiscal 1999. The decrease was primarily attributable to the absence of revenues from our former heparin development joint venture, offset by increases from both the Novartis Pharma AG and Eli Lilly and Company development programs.

   In the prior fiscal year, we shifted our strategic focus from fundamental research and technology licensing to product development. A key step in the implementation of this strategy occurred with the fiscal 1999 acquisition of our former partner's equity interest in a heparin development joint venture with us. In fiscal 1999, development expense reimbursement from the former joint venture was $5.7 million and approximated the costs associated with research efforts conducted on behalf of the joint venture.

   Revenues from Novartis approximated $3.5 million in fiscal 2000 which included reimbursed research and development efforts of $1 million and milestone payments of $2.5 million compared to $2.9 million of reimbursed research and development efforts in fiscal 1999. Revenues from Lilly were $2.2 million in fiscal 2000 and were comprised of milestone payments related to the Forteo development collaboration compared to $1.4 million of reimbursed research and development efforts in fiscal 1999.

   Revenues from milestones are recognized based upon actual efforts expended. Contract research revenues are expected to fluctuate from year to year and are dependent upon the timing of work plans mutually agreed to with collaborators and to the allocation of efforts between ourselves and our collaborators.

   Total operating expenses were $35.8 million for fiscal 2000, a decrease of $5.9 million, or 14%, compared to fiscal 1999. The details of the decrease are as follows:

   Research and development costs were $27.4 million for fiscal 2000, an increase of $6.2 million, or 29%, compared to fiscal 1999. This increase is mainly attributable to increased costs related to initiating and conducting Phase III clinical trials for our heparin solution.

   We recognized an expense in fiscal 1999 for acquired in-process research and development, which is discussed below. There were no similar costs incurred during fiscal 2000.

   General and administrative expenses were $5.9 million in fiscal 2000, a decrease of $0.2 million, or 3%, compared to fiscal 1999. This decrease is primarily the result of a decline in consulting costs associated with the completion in early fiscal 2000 of a multi-year laboratory management system implementation and a decrease in executive recruiting costs.

   Depreciation and amortization were $2.4 million in fiscal 2000, an increase of $0.8 million, or 49%, compared to fiscal 1999. The increase was primarily due to amortization of purchased technology acquired in conjunction with the fiscal 1999 purchase of our former partner's equity interest in the heparin development joint venture and to depreciation of equipment and leasehold improvements made in fiscal 1999 as we expanded our facilities.

   The loss in Ebbisham Ltd.(heparin development joint venture) decreased by $3.1 million in fiscal 2000 from fiscal 1999 due to the consolidation of the joint venture after we acquired our former partner's interest in the joint venture attaining 100% ownership. Thereafter, we discontinued the equity method of accounting. We assumed heparin development efforts and the related costs are included in research and development in fiscal 2000.

   As a result of these factors, our operating loss was $29.9 million in fiscal 2000, a decrease of $1.6 million compared to an operating loss of $31.5 million in fiscal 1999.

   Our other income and expenses were $3.0 million of net income in fiscal 2000, an increase of $2.2 million from fiscal 1999. This increase is primarily the result of a $4.4 million increase in investment income resulting from higher cash and investment balances, partially off-set by an increase of $2.9 million in non-cash interest accrued on a note payable. The increase in cash and investments resulted from the sale of common stock in two follow-on public offerings.

   Based on the above factors, we sustained a net loss of $26.9 million in fiscal 2000, a decrease of $3.8 million compared to a net loss of $30.7 million in fiscal 1999.

 Fiscal 1999 Compared to Fiscal 1998

   Our contract research revenues were $10.2 million in fiscal 1999, a decrease of $5.7 million, or 36%, compared to fiscal 1998. The decrease was the result of the discontinuation of our heparin development joint venture with Elan Corporation, plc for the development of oral heparin and the completion of the research and development funding portion of the ongoing Lilly collaboration (the funding was extended in fiscal 2000). In addition, revenues in fiscal 1998 included a $4.0 million milestone payment from Lilly. The Company received no milestone payments in fiscal 1999.

   Total operating expenses were $41.7 million in fiscal 1999, an increase of $17.1 million, or 70%, compared to fiscal 1998. The details of the increase are as follows:

   Research and development costs were $21.2 million in fiscal 1999, an increase of $7.0 million, or 49%, compared to fiscal 1998. This increase is mainly attributable to increased costs related to oral heparin Phase II clinical studies, costs associated with initiating Phase III clinical trials, including purchases of heparin, contract manufacturing of our carriers, and a number of toxicology studies. In addition, during fiscal 1999, we expanded our laboratory and analytical capabilities in connection with our oral heparin development program and our collaboration with Novartis. This resulted in an increase in scientific personnel and associated laboratory supply costs. We also experienced an increase in rental expense from a lease of laboratory and administrative office space entered into in fiscal 1998.

   The $9.7 million non-cash charge incurred in fiscal 1999 for acquired in-process research and development is related to our acquisition of our partner's ownership interest in Ebbisham, Ltd. The loss in Ebbisham was $3.1 million in fiscal 1999, a decrease of $1.0 million, or 24%, compared to fiscal 1998. This decrease is primarily attributable to the lower level of joint development efforts preceding the change of control.

   General and administrative expenses were $6.1 million in fiscal 1999, an increase of $0.7 million, or 13%, compared to fiscal 1998. This increase is primarily the result of an increase in personnel and related expenses associated with an increase in management and administrative staff positions, severance in connection with the departure of a senior executive officer, consulting services related to a multi-year implementation of a laboratory management system, and real estate taxes in connection with the new facility.

   Depreciation and amortization were $1.6 million in fiscal 1999, an increase of $0.7 million, or 71%, compared to fiscal 1998. The increase was primarily related to increased capital expenditures in fiscal 1999 as we expanded our research facilities.

   As a result of these factors, our operating loss was $31.5 million in fiscal 1999, an increase of $22.8 million, compared to an operating loss of $8.7 million in fiscal 1998.

   Our other income and expenses were $0.8 million in fiscal 1999, a decrease of $0.8 million, or 50%, from fiscal 1998. This decrease is primarily the result of interest expense on our senior convertible notes (which we have since repaid and cancelled) and a $20.0 million note payable.

   Based on the above factors, we sustained a net loss of $30.7 million in fiscal 1999, an increase of $23.6 million, compared to a net loss of $7.1 million in fiscal 1998.

Liquidity and Capital Resources

   As of July 31, 2000, we had cash, cash equivalents and investments totaling $207.8 million, an increase of $190.0 million compared to July 31, 1999.

   Net cash used in operations was $21.7 million in the fiscal 2000 as compared to $13.1 million in fiscal 1999. The increase in cash used in operations was primarily due to the initiation during fiscal 2000 and subsequent continuation of our liquid oral heparin Phase III clinical development.

   Capital expenditures were approximately $1.0 million in fiscal 2000 compared to $3.7 million for fiscal 1999. The decrease in capital expenditures is primarily due to the completion of our build-out of leased laboratory and office space in fiscal 1999.

   Net cash generated from financing activities was approximately $212.5 million in fiscal 2000 compared to net cash consumed of $0.2 million fiscal 1999. The change was due primarily to the proceeds received from two follow-on public offerings of common stock and higher levels of stock option exercises, partially offset by the repayment of approximately $2.6 million of the remaining balance of the senior convertible note payable.

   We expect to continue to incur substantial increases in heparin solution clinical development expenses in fiscal 2001, as the product progresses through Phase III clinical development. In addition, we expect to expand development of products for our own account, including oral insulin. As a result, we expect to continue to incur increasing operating losses over those incurred in fiscal 2000.

   We expect our cash requirements to continue to increase due to expected increases associated with expanding research and development of our technologies, development of additional drug formulations for our own account, and general and administrative costs. These costs include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, and facilities expansion. Capital expenditures are expected to be in excess of $10 million in fiscal 2001. Subsequent to July 31, 2000, we committed to an additional 41,000 square feet of administrative and laboratory space at our leased facility in Tarrytown, New York.

   We expect that cash and equivalents, investments and the related projected interest income, along with committed funding from our corporate partners, will be adequate to meet our liquidity requirements for at least the next two years.

Impact of the Future Adoption of Recently Issued Accounting Standards

   We do not currently believe that the future impact of Staff Accounting Bulletin 101, "Revenue Recognition," issued by the Securities and Exchange Commission, will have a material impact on our financial statements and future revenue recognition policy. We are currently evaluating the recently issued implementation guidance from the SEC staff before formally adopting this statement, but expect to do so no later than the fourth quarter of fiscal 2001.

Risk Factors

   The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Report. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report.

 Risks Related to Emisphere Technologies

   We are highly dependent on the success of our heparin products.

   Our leading product candidate is a heparin solution for the prevention of deep vein thrombosis. Heparin is currently not available in oral form. We commenced Phase III clinical trials for this product in December 1999 and began dosing patients in January 2000. The outcome of clinical trials is inherently subject to uncertainty, as is the FDA's drug approval process. Enrollment in the Phase III trial presently stands at less-than-anticipated levels, and we no longer expect to complete the study by the end of calendar 2000.

   The manufacture, marketing and distribution of pharmaceuticals is a formidable undertaking. We do not have the marketing expertise to bring oral heparin to market on our own. In July 1999, we reacquired all product, marketing and technology rights for Emisphere's heparin products from Elan Corporation, plc, which had been our joint venture partner since 1996. Although we have executed a non-binding letter of intent with DuPont Pharmaceuticals, the letter of intent only covers solid forms of heparin and is subject to various conditions, including completion of documentation. We cannot assure you that a final agreement with DuPont will be reached. Even if we finalized an agreement with DuPont, we will remain responsible for the Phase III development and marketing of liquid oral heparin. In the event that an agreement with DuPont is not completed, we will also be responsible for the development, manufacturing, marketing and distribution of our solid dosage forms of heparin either on our own or with a substitute partner.

  Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

   To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products under development. The time necessary to achieve these goals for any individual product is long and uncertain. Before we can sell any of our products under development, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each product is safe and effective for human use for each targeted indication. We cannot be certain that we will be able to begin, or continue, our planned clinical trials for our product candidates, or if we are able, that our product candidates will prove to be safe and will produce their intended effects.

   A number of companies in the drug delivery, biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. We cannot assure you that favorable results in any preclinical study or early clinical trial will mean that favorable results will ultimately be obtained in future clinical trials. Nor can we assure you that results of our limited animal and human studies are indicative of results that would be achieved in future animal studies or human clinical studies, all or some of which will be required in order to have our proposed products obtain regulatory approval. Similarly, we cannot assure you that any of our product candidates will be approved by the FDA.

  Our future business success depends heavily upon regulatory approvals which can be difficult to obtain for a variety of reasons, including cost.

   Our preclinical studies and clinical trials, as well as the manufacturing and marketing of our technologies, are subject to extensive, costly and rigorous regulation by various governmental authorities in the United States and other countries. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product candidates. We cannot assure you that any technologies or carriers developed by us, either independently or in collaboration with others, will meet the applicable regulatory criteria in order to receive the required approvals for manufacturing and marketing. Delays in obtaining United States or foreign approvals could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other companies. Additionally, delays in obtaining regulatory approvals encountered by others with whom we collaborate, or other licensees of ours, could also adversely affect our business and prospects.

   If regulatory approval of a product is granted, the approval may place limitations on the intended uses of the product we wish to commercialize, and may restrict the way in which we are permitted to market the product, either of which may affect cost greatly.

  We are dependent upon collaborative partners to develop and commercialize compounds using our carriers.

   A key part of our strategy is to form collaborations with pharmaceutical companies that will assist us in developing, testing, obtaining government approval for and commercializing oral forms of therapeutic compounds using our drug delivery technologies. We do not currently possess the ability or resources necessary to reach these goals alone, and we do not currently intend independently to market products incorporating our technologies in the foreseeable future. Other than our strategic alliances with Novartis, Lilly and Regeneron, and our letter of intent with DuPont Pharmaceuticals, we have no commitments or development agreements currently in effect.

   Accordingly, we cannot assure you that:

  . we will be able to enter into collaborative arrangements to develop products utilizing our drug delivery technologies;

  . any existing or future collaborative arrangements will be successful; or

  . milestones in these agreements will be met.

   If we are unable to obtain development assistance and funds from other pharmaceutical companies to fund a portion of our product development costs and to commercialize products, we may have to delay, scale back or curtail one or more of our projects.

   We have incurred substantial losses since inception and may require additional capital.

   Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. On July 31, 2000, our accumulated deficit was approximately $115 million. Operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments.

   We expect to experience a substantial increase in oral heparin clinical development expenses in fiscal 2001 as we conduct Phase III clinical trials, the most expensive phase of the clinical development process. As a result, we believe that we will continue to incur increasing operating losses for the foreseeable future.

   We anticipate that our existing capital resources will enable us to maintain currently planned operations through at least the next two years. However, this expectation is based on our current operating plan, could change as a result of many factors, and we may need additional funding sooner than anticipated. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our products. Such funds may not be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders.

   If we cannot adequately protect our patent and proprietary rights, our business will suffer.

   Although we have patents for some of our product candidates and have applied for additional patents, there can be no assurance that patents applied for will be granted, that patents granted to or acquired by us now or in the future will be valid and enforceable and provide us with meaningful protection from competition or that we will possess the financial resources necessary to enforce any of our patents. There can also be no assurance that any products that we (or a licensee) develop will not infringe upon any patent or other intellectual property right of a third party.

   We also rely upon trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. We maintain a policy of requiring employees, scientific advisors, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

   Our success also depends, in part, on our ability to obtain patent protection for our products, processes and technologies, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties, in various jurisdictions. We cannot assure you that any patent applications relating to our potential products or processes will result in patents being issued, or that resulting patents, if any, are valid, enforceable or will provide protection against competitors who challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or are able to circumvent our patent position. We cannot assure you that we will have the necessary financial resources to enforce any of our patents.

   Part of our strategy involves collaborative arrangements with other pharmaceutical companies for the development of new formulations of drugs developed by others and, ultimately, the receipt of royalties on sales of the new formulations of those drugs. These drugs are generally the property of the pharmaceutical companies and may be the subject of patents or patent applications and other forms of protection owned by the pharmaceutical companies. To the extent those patents or other forms of protection expire, become invalid or otherwise ineffective, or to the extent those drugs are covered by patents or other forms of protection owned by third parties, sales of those drugs by the collaborating pharmaceutical company may be restricted, limited, enjoined, or may cease. Accordingly, the potential for royalty revenues to us may be adversely affected.

   We are dependent on third parties to manufacture our products.

   We currently have no manufacturing facilities for large-scale clinical or commercial production of any compounds under consideration as products. For the foreseeable future, we intend to rely on third parties to manufacture our carriers and potential products.

  We may face product liability claims related to participation in clinical trials or the use or misuse of our products.

   We have product liability insurance with a policy limit of $5 million per occurrence. The testing, manufacturing and marketing of products for humans utilizing our drug delivery technologies may expose us to potential product liability and other claims resulting from their use.

   Liability may also result from claims made directly by consumers or by pharmaceutical companies or others selling our products. We seek to structure future development programs with pharmaceutical companies that would complete the development, manufacturing and marketing of the finished product, but the indemnity undertakings for product liability claims that we secure from the pharmaceutical companies may later prove to be insufficient.

 Risks Related to Our Industry

   We face rapid technological change and intense competition.

   Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs that may be orally active. Many of these competitors have greater research and development capabilities, experience, and marketing, financial and managerial resources than we do, and, therefore, represent significant competition for us.

   Our products, when developed and marketed, may compete with existing injectable versions of the same drug, some of which are well established in the marketplace and manufactured by formidable competitors, as well as other existing drugs. For example, our oral heparin products will compete with injectable heparin, injectable low molecular weight heparin and warfarin, an oral anti-coagulant. These products are marketed throughout the world by very large companies such as Aventis SA, Pharmacia & Upjohn, Inc. and E.I. DuPont de Nemours & Co. Similarly, our salmon calcitonin product candidate, if developed and marketed, would compete with a wide array of existing osteoporosis therapies, including a nasal dosage form of salmon calcitonin, estrogen replacement therapy, bisphosphonates and selective receptor modulators.

   Our competitors may succeed in developing competing technologies or obtaining government approval for products before we do. Developments by others may render our product candidates, or the therapeutic compounds used in combination with our product candidates, noncompetitive or obsolete. For example, we are aware that AstraZeneca PLC has completed Phase II clinical trials of a pro-drug form of melagantran, a direct thrombin inhibitor, which, if successfully developed, would compete with our oral heparin products. Similarly, we are aware that at least one competitor has notified the FDA that it is developing a competing formulation of salmon calcitonin. We cannot assure you that, if our products are marketed, they will be preferred to existing drugs or that they will be preferred to or available before other products in development.

 Risks Relating to Our Common Stock

  Anti-takeover provisions of our corporate charter documents, Delaware law and our agreements with collaborators may affect the price of our common stock.

   Our board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the rights, preferences and privileges of those shares without any further vote or action by our stockholders. Of these 1,000,000 shares, 200,000 are currently designated Series A Junior Participating Cumulative Preferred Stock in connection with our stockholders' rights plan, and the remaining 800,000 shares remain available for future issuance. Your rights as a holder of common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. Additional provisions of our certificate of incorporation and by-laws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting common stock. These include provisions that classify our board of directors, limit the ability of stockholders to take action by written consent, call special meetings, remove a director for cause, amend the by-laws or approve a merger with another company.

   We are subject to the provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, either alone or together with affiliates and associates, owns (or within the past three years, did own) 15% or more of the corporation's voting stock.

   We also have a stockholder's right's plan, commonly referred to as a "poison pill," that makes it difficult, if not impossible, for a person to acquire control of us without the consent of our board of directors.

   In addition, we have contractual "standstill" agreements with Lilly, Novartis, Regeneron and Elan which generally prohibit each company from acquiring shares of our outstanding voting stock above specified levels. We may enter into additional standstill agreements with future collaboration partners and with prospective collaboration partners before we begin negotiating collaborations with them.

   Our stock price has been and may continue to be volatile.

   The trading price for our common stock has been and is likely to continue to be highly volatile. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies have historically been highly volatile. Factors that could adversely affect our stock price include:

  . fluctuations in our operating results;

  . announcements of technological collaborations, innovations or new products by us or our competitors;

  . governmental regulation;

  . developments in patent or other proprietary rights;

  . public concern as to the safety of drugs developed by us or others;

  . the results of preclinical testing and clinical studies or trials by us or our competitors;

  . litigation; and

  . general market conditions.

   Future sales of common stock, or the prospect of future sales, may depress our stock price.

   Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of July 31, 2000, we have outstanding options to purchase up to 3,691,689 shares of common stock which are currently exercisable and additional options to purchase up to 1,591,272 shares of common stock are exercisable over the next several years. In addition, an aggregate of 25,000 shares of common stock have been reserved for issuance under our Directors' Deferred Compensation Plan, of which 4,091 shares are currently issuable. The holders of these options or rights have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other stockholders. The existence of these options or rights may adversely affect the terms on which we may obtain additional financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. Our investments totaled $177.7 million at July 31, 2000. Approximately $104.2 million of these investments had fixed interest rates and $73.5 million had interest rates that were variable.

   Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the year-end market interest rates would result in a decrease of approximately $1.2 million in the market values of these investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and financial statement schedules begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

   Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) Financial Statements

    A list of the financial statements filed as a part of this report appears on page F-1.

     (2) Financial Statement Schedules

    Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Financial Statements.

     (3) Exhibits

    A list of the exhibits filed as a part of this report appears on page E-1, which follows immediately after the financial statements.

   (b) Reports on Form 8-K

    None.

   (c) See Exhibits listed under the heading "Exhibit Index" set forth on page E-1.

   (d) Not applicable. See Item 14 (a) (2).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2000

                                          Emisphere Technologies, Inc.

                                                 /s/ Michael M. Goldberg
                                          By: _________________________________
                                                 Michael M. Goldberg, M.D.
                                              Chairman of the Board and Chief
                                                     Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name and Signature                     Title                  Date
          ------------------                     -----                  ----

       /s/ Michael M. Goldberg         Director, Chairman of the  October 25, 2000
______________________________________ Board and Chief Executive
      Michael M. Goldberg, M.D.        Officer

          /s/ Jere E. Goyan                                       October 25, 2000
______________________________________
         Jere E. Goyan, Ph.D           Director

        /s/ Peter Barton Hutt                                     October 25, 2000
______________________________________
          Peter Barton Hutt            Director

          /s/ Howard M. Pack                                      October 25, 2000
______________________________________
            Howard M. Pack             Director

          /s/ Mark I. Greene                                      October 25, 2000
______________________________________
     Mark I. Greene, M.D., Ph.D.       Director

        /s/ Joseph R. Robinson                                    October 25, 2000
______________________________________
      Joseph R. Robinson, Ph.D.        Director

        /s/ Robert J. Levenson                                    October 25, 2000
______________________________________
          Robert J. Levenson           Director

     /s/ Charles H. Abdalian, Jr.      Vice President, Chief      October 25, 2000
______________________________________ Financial Officer and
       Charles H. Abdalian, Jr.        Secretary

       /s/ Friedrich K. Pfetsch                                   October 25, 2000
______________________________________ Controller and Chief
         Friedrich K. Pfetsch          Accounting Officer

                          EMISPHERE TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                                     Index

                                                                      Page(s)
                                                                      -------
Emisphere Technologies, Inc.
Report of Independent Accountants..................................         F-2

Financial Statements:
  Balance Sheets as of July 31, 2000 and 1999......................         F-3
  Statements of Operations for the fiscal years ended July 31,
   2000, 1999 and 1998.............................................         F-4
  Statements of Cash Flows for the fiscal years ended July 31,
   2000, 1999 and 1998.............................................         F-5
  Statements of Stockholders' Equity for the fiscal years ended
   July 31, 2000, 1999 and 1998....................................         F-6
  Notes to the Financial Statements................................  F-7 - F-19

Ebbisham Limited
Report of Independent Accountants..................................        F-20

Financial Statements:
  Statements of Operations for the period from August 1, 1998 to
   July 2, 1999, the fiscal year Ended July 31, 1998, and the cumulative period from September 26, 1996 (inception) to July 2,
   1999............................................................        F-21
  Statements of Cash Flows for the period from August 1, 1998 to
   July 2, 1999, the fiscal year Ended July 31, 1998, and the cumulative period from September 26, 1996 (inception) to July 2,
   1999............................................................        F-22
  Statements of Stockholders' Deficit for the cumulative period from September 26, 1996, (inception) to July 2, 1999, including the period from August 1, 1998 to July 2, 1999, and the fiscal
   year ended July 31, 1998........................................        F-23
  Notes to the Financial Statements................................ F-24 - F-25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Emisphere Technologies, Inc.:

   In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Emisphere Technologies, Inc., at July 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2000 in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

New York, New York
September 14, 2000

                          EMISPHERE TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                             July 31, 2000 and 1999

                                                        2000           1999
                                                    -------------  ------------
                      ASSETS
                      ------

Current assets:
  Cash and cash equivalents.......................  $  30,050,036  $ 11,461,126
  Investments.....................................     31,311,406     6,343,515
  Prepaid expenses and other current assets.......      3,264,050       694,366
                                                    -------------  ------------
    Total current assets..........................     64,625,492    18,499,007
Equipment and leasehold improvements, at cost, net
 of accumulated Depreciation and amortization.....     10,606,596    11,500,767
Purchased technology, net of accumulated
 amortization.....................................      7,832,595     8,395,415
Investments.......................................    146,431,837           --
Other assets......................................         60,164        81,179
                                                    -------------  ------------
    Total assets..................................  $ 229,556,684  $ 38,476,368
                                                    =============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
  Accounts payable................................  $      46,791  $    834,959
  Accrued expenses................................      4,400,633     1,398,055
  Senior convertible notes........................            --      2,647,603
                                                    -------------  ------------
    Total current liabilities.....................      4,447,424     4,880,617
Note payable, including accrued interest..........     23,381,250    20,258,333
Deferred lease liability..........................      2,176,975     2,050,042
                                                    -------------  ------------
    Total liabilities.............................     30,005,649    27,188,992
                                                    -------------  ------------

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   1,000,000 shares; none issued and outstanding..            --            --
  Common stock, $.01 par value; authorized
   40,000,000 shares; issued 17,679,504 shares
   (17,636,004 outstanding) in 2000 and 12,181,468
   shares (12,137,968 outstanding) in 1999........        176,795       121,815
  Additional paid-in capital......................    315,148,140    99,161,980
  Note receivable from officer and director.......       (804,344)          --
  Accumulated deficit.............................   (114,701,558)  (87,804,852)
  Accumulated other comprehensive (loss) income...        (75,185)        1,246
                                                    -------------  ------------
                                                      199,743,848    11,480,189
  Less, common stock held in treasury, at cost;
   43,500 shares in 2000 And 1999.................       (192,813)     (192,813)
                                                    -------------  ------------
    Total stockholders' equity....................    199,551,035    11,287,376
                                                    -------------  ------------
    Total liabilities and stockholders' equity....  $ 229,556,684  $ 38,476,368
                                                    =============  ============

    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
            For the fiscal years ended July 31, 2000, 1999 and 1998

                                          2000          1999         1998
                                      ------------  ------------  -----------
Contract research revenues........... $  5,889,267  $ 10,179,925  $15,868,310
                                      ------------  ------------  -----------
Costs and expenses:
  Research and development...........   27,448,149    21,216,373   14,236,196
  General and administrative
   expenses..........................    5,877,650     6,051,215    5,344,665
  Depreciation and amortization......    2,434,226     1,633,314      953,615
  Acquisition of in-process research
   and development...................          --      9,685,794          --
  Loss in Ebbisham Ltd...............          --      3,092,125    4,043,712
                                      ------------  ------------  -----------
                                        35,760,025    41,678,821   24,578,188
                                      ------------  ------------  -----------
    Operating loss...................  (29,870,758)  (31,498,896)  (8,709,878)
                                      ------------  ------------  -----------
Other income and expense:
  Investment income..................    5,883,340     1,466,216    1,879,840
  Rental income......................      256,874       218,376          --
  Interest expense...................   (3,166,162)     (867,145)    (236,250)
                                      ------------  ------------  -----------
                                         2,974,052       817,447    1,643,590
                                      ------------  ------------  -----------
    Net loss......................... $(26,896,706) $(30,681,449) $(7,066,288)
                                      ============  ============  ===========
Net loss per share, basic and
 diluted............................. $      (1.79) $      (2.63) $     (0.66)
                                      ============  ============  ===========
Weighted average shares outstanding,
 basic and diluted...................   15,038,985    11,668,893   10,777,728
                                      ============  ============  ===========



    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
            For the fiscal years ended July 31, 2000, 1999 and 1998

                                          2000           1999          1998
                                      -------------  ------------  ------------
Cash flows from operating
 activities:
 Net loss...........................  $ (26,896,706) $(30,681,449) $ (7,066,288)
                                      -------------  ------------  ------------
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Non-cash interest expense........      3,122,917       258,333           --
   Depreciation and amortization....      1,871,405     1,586,412       953,615
   Amortization of purchased
    technology......................        562,820        46,902           --
   Increase in deferred lease
    liability.......................        126,933     1,451,931       563,569
   Non-cash compensation............         45,416       275,000       295,000
   Amortization of deferred
    financing cost..................         21,015       137,718        67,500
   Amortization of (premium)
    discount on investments.........       (175,262)       69,717        13,440
   Acquired in-process research and
    development.....................            --      9,685,794           --
   Loss in Ebbisham Ltd.............            --      3,092,125     4,043,712
   Net realized gain on sale of
    investments.....................            --         (1,254)      (14,123)
   Write-off of leasehold
    improvements....................            --            --        337,961
 Changes in assets and liabilities:
   Decrease (increase) in receivable
    due from Ebbisham Ltd...........            --      7,710,056    (7,061,270)
   (Increase) decrease in prepaid
    expenses and other current
    assets..........................     (2,569,684)       35,221      (281,473)
   (Increase) in deferred financing
    cost............................            --            --       (810,000)
   (Increase) in investment in
    Ebbisham Ltd....................            --     (7,225,440)          --
   (Increase) decrease in other
    assets..........................            --           (194)        4,273
   Increase in accounts payable and
    accrued expenses................      2,214,410       505,934       539,018
                                      -------------  ------------  ------------
     Total adjustments..............      5,219,970    17,628,255    (1,348,778)
                                      -------------  ------------  ------------
     Net cash used in operating
      activities....................    (21,676,736)  (13,053,194)   (8,415,066)
                                      -------------  ------------  ------------
Cash flows from investing
 activities:
 Purchases of investments...........   (243,357,550)   (3,346,350)  (14,938,128)
 Capital expenditures...............       (977,234)   (3,730,814)   (8,601,855)
 Proceeds from sales of
  investments.......................     72,056,653    10,400,101    12,741,076
                                      -------------  ------------  ------------
     Net cash (used in) provided by
      investing activities..........   (172,278,131)    3,322,937   (10,798,907)
                                      -------------  ------------  ------------
Cash flows from financing
 activities:
 Net proceeds from issuance of
  common stock......................    211,643,185           --      4,062,500
 Proceeds from exercise of stock
  options...........................      3,548,195       957,213       610,814
 Redemption of senior convertible
  notes.............................     (2,647,603)   (1,124,138)          --
 Proceeds from issuance of long-
  term debt.........................            --            --     13,500,000
                                      -------------  ------------  ------------
     Net cash provided by (used in)
      financing activities..........    212,543,777      (166,925)   18,173,314
                                      -------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents...................     18,588,910    (9,897,182)   (1,040,659)
Cash and cash equivalents, beginning
 of year............................     11,461,126    21,358,308    22,398,967
                                      -------------  ------------  ------------
Cash and cash equivalents, end of
 year...............................  $  30,050,036  $ 11,461,126  $ 21,358,308
                                      =============  ============  ============
Supplemental disclosure of cash flow
 information:
 Interest paid......................  $      56,060  $    158,671
                                      =============  ============
Non-cash investing and financing
 activities:
 Note received for stock option
  exercise by officer...............  $     804,344
                                      =============
 Note issued for purchased
  technology........................                 $ 20,000,000
                                                     ============
 Conversion of debt to equity.......                 $  9,459,468
                                                     ============
 Capital expenditures in accounts
  payable...........................                               $    263,490
                                                                   ============

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
            For the fiscal years ended July 31, 2000, 1999 and 1998

                                                                               Accumulated    Common Stock
                     Common Stock      Additional                                 Other     Held in Treasury
                  -------------------   Paid-in       Note      Accumulated   Comprehensive ----------------
                    Shares    Amount    Capital    Receivable     Deficit     Income (Loss) Shares  Amount       Total
                  ---------- -------- ------------ ----------  -------------  ------------- ------ ---------  ------------
Balance, July
31, 1997........  10,733,877 $107,339 $ 83,516,461             $ (50,057,115)   $ 24,507    43,500 $(192,813) $ 33,398,379
                                                                                                              ------------
Net loss........                                                  (7,066,288)                                   (7,066,288)
Unrealized loss
on securities...                                                                 (19,257)                          (19,257)
                                                                                                              ------------
Comprehensive
loss............                                                                                                (7,085,545)
                                                                                                              ------------
Sale of common
stock under
employee stock
purchase plans
and exercise of
options.........      53,361      533      610,281                                                                 610,814
Exercise of
warrants by Elan
International
Services Ltd. ..     250,000    2,500    4,060,000                                                               4,062,500
Issuance of
stock options
for services
rendered........                           295,000                                                                 295,000
                  ---------- -------- ------------ ---------   -------------    --------    ------ ---------  ------------
Balance, July
31, 1998........  11,037,238  110,372   88,481,742               (57,123,403)      5,250    43,500  (192,813)   31,281,148
                                                                                                              ------------
Net loss........                                                 (30,681,449)                                  (30,681,449)
Unrealized loss
on securities...                                                                  (4,004)                           (4,004)
                                                                                                              ------------
Comprehensive
loss............                                                                                               (30,685,453)
                                                                                                              ------------
Sale of common
stock under
employee stock
purchase plans
and exercise of
options.........     144,628    1,447      955,766                                                                 957,213
Conversion of
senior
convertible
debt, net of
costs...........     999,602    9,996    9,449,472                                                               9,459,468
Issuance of
stock options
for services
rendered........                           275,000                                                                 275,000
                  ---------- -------- ------------ ---------   -------------    --------    ------ ---------  ------------
Balance, July
31, 1999........  12,181,468  121,815   99,161,980               (87,804,852)      1,246    43,500  (192,813)   11,287,376
Net loss........                                                 (26,896,706)                                  (26,896,706)
Unrealized loss
on securities...                                                                 (76,431)                          (76,431)
                                                                                                              ------------
Comprehensive
loss............                                                                                               (26,973,137)
                                                                                                              ------------
Sale of common
stock under
employee stock
purchase plans
and exercise of
options.........     448,036    4,480    4,348,059                                                               4,352,539
Issuance of
common stock in
connection with
public
offerings, net
of expenses.....   5,050,000   50,500  211,592,685                                                             211,643,185
Note receivable
from officer and
director........                                   $(804,344)                                                     (804,344)
Issuance of
stock options
for services
rendered........                            45,416                                                                  45,416
                  ---------- -------- ------------ ---------   -------------    --------    ------ ---------  ------------
Balance, July
31, 2000........  17,679,504 $176,795 $315,148,140 $(804,344)  $(114,701,558)   $(75,185)   43,500 $(192,813) $199,551,035
                  ========== ======== ============ =========   =============    ========    ====== =========  ============

    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

   Nature of Operations. Emisphere Technologies, Inc. (the "Company") is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf as well as through collaborations with corporate partners and academic research institutions. The Company has no product sales to date. The Company operates under a single segment.

   The Company expects to incur a substantial increase in liquid oral heparin clinical development expenses in fiscal 2001 as the product continues through Phase III clinical trials. As a result, management believes that the Company will continue to incur increasing operating losses and will require substantial financial resources to continue not only its oral heparin clinical development program, but also the expansion of its internal research and development efforts.

   Concentration of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash equivalents and investments. The Company invests excess cash in accordance with a policy objective seeking to preserve both liquidity and safety of principal. The Company generally invests its excess funds in obligations of the U.S. government and its agencies, bank deposits, mortgage-backed securities, and investment grade debt securities issued by corporations and financial institutions. The Company holds no collateral for these financial instruments.

   Cash, Cash Equivalents, and Investments. The Company considers all highly liquid, interest-bearing debt instruments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include demand deposits held in banks and interest bearing money market funds.

   The Company considers its short- and long-term investments to be available for sale. Investments are carried at fair value, with unrealized holding gains and losses reported in stockholders' equity.

   Realized gains and losses are included as a component of investment income. For the fiscal years ended July 31, 2000, 1999 and 1998, gross realized gains and losses were not significant. In computing realized gains and losses, the Company determines the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the investments, adjusted for the amortization of any discount or premium. The fair value of the investments has been estimated based on quoted market prices.

   The following is a summary of the fair value of available for sale investments as of July 31, 2000 and 1999:

                                                            2000        1999
                                                        ------------ ----------
   Maturities less than one year:
     Corporate debt securities......................... $ 31,311,406 $3,849,615
   Maturities between one and three years:
     U.S. government securities........................          --     993,900
     Corporate debt securities.........................  144,424,732  1,500,000
   Maturities between five and ten years:
     Corporate debt securities.........................    2,007,105        --
                                                        ------------ ----------
                                                        $177,743,243 $6,343,515
                                                        ============ ==========

   As of July 31, 2000 and 1999, the difference between the fair value and amortized cost of available for sale investments was immaterial.

                          EMISPHERE TECHNOLOGIES, INC.

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

   Revenue Recognition. The Company is currently engaged in contract research and development of its proprietary technology. Revenue derived from contract research and feasibility studies is recognized as the related services are performed. Revenue earned upon the achievement of research and development milestones is recorded as earned.

   The Company currently believes that the impact of adopting the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), will not have a material impact on its financial statements. The Company is currently evaluating the recently issued implementation guidance from the SEC staff before adopting SAB 101, but expects to do so no later than the fourth quarter of fiscal 2001.

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

                          EMISPHERE TECHNOLOGIES, INC.

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

   Disclosure required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, has been included in Note 8.

   The fair value of options and warrants granted to non-employees for goods or services is included in the financial statements and expensed as the goods are utilized or the services performed.

   Net Loss Per Share. Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. For the fiscal years ended July 31, 2000, 1999 and 1998, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as an additional 4,466,661, 2,559,295, and 4,029,129 shares for the fiscal years ended July 31, 2000, 1999 and 1998, respectively, relating to outstanding options (after application of the Treasury Stock Method).

   Risks and Uncertainties. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Fair Value of Financial Instruments. The carrying amounts for cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their short-term nature. The carrying amounts for the Company's debt instruments approximate fair value.

   Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Equipment and Leasehold Improvements

   Equipment and leasehold improvements as of July 31, 2000 and 1999 consist of the following:

                                         Useful Lives
                                           in Years       2000        1999
                                         ------------- ----------- -----------
   Equipment............................      3-7      $ 6,715,831 $ 6,133,395
   Leasehold improvements............... Life of lease  11,561,827  11,167,029
                                                       ----------- -----------
                                                        18,277,658  17,300,424
   Less, accumulated depreciation and
    amortization........................                 7,671,062   5,799,657
                                                       ----------- -----------
                                                       $10,606,596 $11,500,767
                                                       =========== ===========

   During 1998, the Company relocated its operations and subleased certain office and laboratory space. In connection with the sublease, the Company recorded a charge of approximately $300,000 to general and

                          EMISPHERE TECHNOLOGIES, INC.

administrative expenses, which represented the write-down of leasehold improvements, net of accumulated amortization, at the subleased space offset by the excess of sublease rental income over related rental expense.

3. Accrued Expenses

   Accrued expenses consist of the following as of July 31, 2000 and 1999:

                                                             2000       1999
                                                          ---------- ----------
   Clinical trial expenses and contract research......... $2,083,394 $  136,649
   Compensation..........................................  1,589,303    689,146
   Professional fees.....................................    489,299    379,000
   Interest..............................................        --      33,830
   Other.................................................    238,637    159,430
                                                          ---------- ----------
                                                          $4,400,633 $1,398,055
                                                          ========== ==========

4. Senior Convertible Notes Payable

   In 1998, the Company issued $13.5 million of its 5% Senior Convertible Notes, with an amended due date of September 15, 1999 (the "Notes"). The remaining balance of approximately $2.7 million and interest thereon were repaid on the amended due date. At July 31, 1999, the Company had accrued $33,830 of interest on the Notes.

   In connection with the issuance of the Notes, the Company incurred direct costs to obtain the financing of $810,000. Amortization of these costs totaled $21,015, $137,718, and $67,500 for the fiscal years ended July 31, 2000, 1999 and 1998, respectively.

   During 1999, the note holders converted principal and interest of approximately $9.7 million and $315,000, respectively, into 999,602 shares of the Company's common stock. Deferred financing costs of $583,767 were recorded as a reduction to additional paid-in capital upon conversion of the notes. In addition, the Company repaid $1.1 million of the Notes in cash.

5. Commitments

   Leases. The Company leases office and laboratory space under non-cancelable operating leases expiring in various years through 2008. As of July 31, 2000, future minimum rental payments are as follows:

                                                                       Minimum
                                                                        Rental
   Years Ending July 31,                                               Payments
   ---------------------                                              ----------
   2001.............................................................. $1,187,864
   2002..............................................................  1,121,826
   2003..............................................................  1,308,544
   2004..............................................................  1,333,200
   2005..............................................................  1,333,200
   Thereafter........................................................  2,777,500
                                                                      ----------
                                                                      $9,062,134
                                                                      ==========

                          EMISPHERE TECHNOLOGIES, INC.

   Subsequent to July 31, 2000 the Company entered into an additional lease to expand its current facilities for administrative, laboratory, and manufacturing activities. Total future minimum rental payments for the additional lease are approximately $5.1 million.

   As described in Note 2, in 1998, the Company entered into a sublease (the "Sublease") for a portion of its former premises, which extends to January 2002.

   As of July 31, 2000, future minimum rentals to be received under the Sublease are as follows:

                                                                       Minimum
                                                                     Rentals to
   Years Ending July 31,                                             be Received
   ---------------------                                             -----------
   2001.............................................................  $218,866
   2002.............................................................   111,995
                                                                      --------
                                                                      $330,861
                                                                      ========

   Rent expense for the fiscal years ended July 31, 2000, 1999 and 1998 was approximately $1,207,000, $1,079,000, and $1,230,000, respectively. Additional charges for real estate taxes and common maintenance charges for the fiscal years ended July 31, 2000, 1999 and 1998 were approximately $678,000, $240,000 and $459,000, respectively.

   Other. The Company, for the fiscal years ended July 31, 2000, 1999 and 1998, made payments for research totaling approximately $521,000, $578,000 and $847,000, respectively, to several universities and a research organization (the "Entities"). Certain members of the Company's Board of Directors are affiliated with certain of these Entities.

6. Income Taxes

   As of July 31, 2000, the Company has available, for tax reporting purposes, unused net operating loss carry-forwards of approximately $89.7 million, which will expire in various years from 2001 to 2020. The Company's research and experimental tax credit carry-forwards expire in various years from 2001 to 2020. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code. The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of July 31, 2000 and 1999 is as follows:

                                                       2000          1999
                                                   ------------  ------------
   Deferred tax assets and valuation allowance:
     Accrued liabilities.......................... $  1,079,173  $    980,130
     Equipment and leasehold improvements.........      831,577       604,283
     Net operating loss carry-forwards............   36,714,694    25,068,407
     Research and experimental tax credit carry-
      forwards....................................    4,643,272     3,649,856
     Purchased technology.........................    3,805,993     3,805,993
     Valuation allowance..........................  (47,074,709)  (34,108,669)
                                                   ------------  ------------
                                                   $        --   $        --
                                                   ============  ============

                          EMISPHERE TECHNOLOGIES, INC.

7. Stockholders' Equity

   a. During fiscal 2000, the Company issued approximately 5.1 million shares of common stock in two public follow-on offerings for net proceeds of approximately $212 million.

   b. The Company's certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by the Company's Board of Directors. As of July 31, 2000 and 1999, there were no shares of preferred stock outstanding.

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

   Furthermore, if the Company enters into consolidation, merger, or other business combinations, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of A Preferred Stock, a number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined. The Rights contain antidilutive provisions, are redeemable at the Company's option, subject to certain defined restrictions for $.01 per Right, and expire on February 23, 2006.

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

   d. The note receivable from officer and director resulted from the July 31, 2000 exercise of stock options by an officer and director of the Company. The exercise price and income taxes resulting from the exercise were loaned to the officer by the Company. The loan is in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1.00% (7.6% at July 31, 2000), and collateralized by the stock issued upon exercise of the stock options. Interest is payable monthly and principal is due the earlier of July 31, 2005 or upon the sale of stock held as collateral.

8. Stock Plans

   Stock Option Plans. Under the Company's 1991 Stock Option Plan and the 1995 Non-Qualified Stock Option Plan (individually, the "91 Plan" and "95 Plan," respectively, or collectively, the "Plans") a maximum of 2,500,000 and 2,550,000 shares of the Company's common stock, respectively, are available for awards to employees, consultants, and other individuals who render services to the Company. The 91 Plan provides for the grant of either incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or options which do not qualify as ISOs. An independent committee of the Board of Directors, which determines option terms including exercise price and vesting period, awards the options. Generally, the options expire within a five- to ten-year period as determined by the committee and as defined by the Plans. The terms of the

                          EMISPHERE TECHNOLOGIES, INC.

95 Plan provide for the granting to officers and other key employees options to purchase the Company's common stock. The number and terms of each grant will be determined by an independent committee of the Board of Directors, which will determine option exercise price, termination date, vesting, and expiration date. Options granted under the Plans generally vest over a five-year period. As of July 31, 2000, shares available for future grants under the Plans amounted to 172,115.

   The following table summarizes stock option information for the Plans as of July 31, 2000:

                      Options Outstanding                Options Exercisable
          ------------------------------------------- --------------------------
                      Weighted Average
Range of                 Remaining        Weighted                   Weighted
Exercise    Number      Contractual       Average       Number       Average
 Price    Outstanding  Life in Years   Exercise Price Exercisable Exercise Price
--------  ----------- ---------------- -------------- ----------- --------------
 $1.50        49,401        4.75           $ 1.50         49,401      $ 1.50
 $2.63         1,331        4.87           $ 2.63          1,331      $ 2.63
$4.00-
 $4.25        40,526        3.80           $ 4.01         40,526      $ 4.01
$6.13-
 $9.00     1,566,351        5.66           $ 8.23      1,372,548      $ 8.59
$9.50-
 $13.75    1,693,979        4.15           $11.08      1,398,317      $11.91
$14.88-
 $21.25      406,794        7.38           $16.51        146,620      $17.58
$23.00-
 $23.25        8,000        4.90           $23.04          6,000      $23.13
$38.50-
 $48.06      753,300        9.93           $46.81            --          --
           ---------                                   ---------
$1.50-
 $48.06    4,519,682        5.93           $20.60      3,014,743      $10.42
           =========                                   =========

   Transactions involving stock options awarded under the Plans during fiscal 1998, 1999 and 2000 are summarized as follows:

                                         Weighted                   Weighted
                            Number       Average       Number       Average
                          Outstanding Exercise Price Exercisable Exercise Price
                          ----------- -------------- ----------- --------------
Balance, July 31, 1997...  3,165,626      $10.23      1,868,085      $10.98
1998
  Granted................    340,272      $17.08
  Canceled...............     (6,350)     $15.50
  Exercised..............    (15,819)     $ 5.98
                           ---------
  Balance outstanding
   July 31, 1998.........  3,483,729      $10.85      2,012,463      $10.95

1999
  Granted................    603,375      $ 8.84
  Canceled...............    (57,420)     $10.90
  Exercised..............     (9,255)     $ 2.59
                           ---------
  Balance outstanding
   July 31, 1999.........  4,020,429      $10.60      2,873,440      $10.45

2000
  Granted................    896,751      $41.71
  Canceled...............   (134,801)     $13.93
  Exercised..............   (262,697)     $10.41
                           ---------
  Balance outstanding
   July 31, 2000.........  4,519,682      $20.60      3,014,743      $10.42
                           =========

   Outside Directors' Plan. The Company has adopted a stock option plan for outside directors who are neither officers nor employees of the Company nor holders of more than 5% of the Company's common stock

                          EMISPHERE TECHNOLOGIES, INC.

(the "Outside Directors' Plan"). Under this plan, as amended, a maximum of 525,000 shares of the Company's common stock is available for the granting of options to directors (i) to purchase 35,000 shares of the Company's common stock on the date of initial election or appointment to the Board of Directors and (ii) to purchase 21,000 shares on the fifth anniversary thereof and every three years thereafter. The options have an exercise price equal to the fair market value of the Company's common stock on the date of grant, vest at the rate of 7,000 shares per year, and expire ten years after the date of grant.

   The following table summarizes stock option information for the Outside Directors' Plan as of July 31, 2000:

                       Options Outstanding                Options Exercisable
           ------------------------------------------- --------------------------
                       Weighted Average
 Range of                 Remaining        Weighted                   Weighted
 Exercise    Number      Contractual       Average       Number       Average
  Price    Outstanding  Life in Years   Exercise Price Exercisable Exercise Price
 --------  ----------- ---------------- -------------- ----------- --------------
 $6.13-
  $8.63      105,000         6.15           $ 7.80        81,667       $ 8.27
 $13.00-
  $13.75     273,000         2.90           $13.17       273,000       $13.17
 $23.50       35,000         6.50           $23.50        35,000       $23.50
 $41.06       63,000         9.74           $41.06           --           --
             -------                                     -------
 $6.13-
  $41.06     476,000         4.79           $16.44       389,667       $13.07
             =======                                     =======

   Transactions involving stock options awarded under the Outside Directors' Plan during fiscal 1998, 1999 and 2000 are summarized as follows:

                                         Weighted                   Weighted
                            Number       Average       Number       Average
                          Outstanding Exercise Price Exercisable Exercise Price
                          ----------- -------------- ----------- --------------
Balance, July 31, 1997...   378,000       $13.29       243,333       $12.40
1998
  Balance outstanding
   July 31, 1998.........   378,000       $13.29       291,332       $12.51
                            -------

1999
  Granted................    35,000       $ 6.13
                            -------
  Balance outstanding
   July 31, 1999.........   413,000       $12.68       336,000       $12.62

2000
  Granted................    63,000       $41.06
                            -------
  Balance outstanding
   July 31, 2000.........   476,000       $16.44       389,667       $13.07
                            =======

   Directors' Deferred Compensation Stock Plan. Pursuant to the Directors' Deferred Compensation Stock Plan (the "Directors' Deferred Plan"), outside directors have a right to receive for each meeting of the Board of Directors, or a committee thereof, attended a number of shares of the Company's common stock equal to the amount determined by the Board of Directors as compensation for the meeting divided by the fair market value of the Company's common stock on the date of the meeting. An aggregate of 25,000 shares of the Company's common stock has been reserved for issuance under the Directors' Deferred Plan. During fiscal 2000, 1999 and 1998, the outside directors earned the rights to receive an aggregate of 743 shares, 2,778 shares and 570 shares, respectively. Under the terms of the Directors' Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board. The Company records as an expense the fair market value of the common stock issuable.

                         EMISPHERE TECHNOLOGIES, INC.

   Non-Plan Options. The Company's Board of Directors has issued options ("Non-Plan Options") to an executive officer ("Executive"), a former executive officer, the Emisphere Charitable Foundation, and a consultant, who are not covered by the Plans or the Outside Directors' Plan. The employment agreement for the Executive also contains provisions whereby the Executive is allowed to borrow defined amounts from the Company at specified interest rates in connection with exercise of options. The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date). Non-Plan Options generally vest over a five-year period.

   The following table summarizes stock option information for the Non-Plan Options as of July 31, 2000:

                         Options Outstanding                Options Exercisable
             ------------------------------------------- --------------------------
 Range of                Weighted Average    Weighted                   Weighted
 Exercise      Number       Remaining        Average       Number       Average
   Price     Outstanding Contractual Life Exercise Price Exercisable Exercise Price
 --------    ----------- ---------------- -------------- ----------- --------------
$8.00-$9.75    287,279         4.49           $8.87        287,279       $8.87

   Transactions involving awards of Non-Plan Options during fiscal 1998, 1999 and 2000 are summarized as follows:

                                         Weighted                   Weighted
                            Number       Average       Number       Average
                          Outstanding Exercise Price Exercisable Exercise Price
                          ----------- -------------- ----------- --------------
Balance, July 31, 1997      423,822       $ 8.62       423,822       $8.62

1998
  Canceled...............    (1,000)      $18.50
                           --------
  Balance outstanding
   July 31, 1998.........   422,822       $ 8.59       422,822       $8.59

1999
  Exercised..............   (35,000)      $ 8.00
                           --------
  Balance outstanding
   July 31, 1999.........   387,822       $ 8.65       387,822       $8.65

2000
  Exercised..............  (100,543)      $ 8.00
                           --------
  Balance outstanding
   July 31, 2000.........   287,279       $ 8.87       287,279       $8.87
                           ========

   Employee Stock Purchase Plans. The Company has adopted two employee stock purchase plans (the "Purchase Plans")--the 1994 Employee Stock Purchase Plan (the "Qualified Plan") and the 1994 Non-Qualified Employee Stock Purchase Plan (the "Non-Qualified Plan"). The Purchase Plans provide for the grant to qualified employees of options to purchase the Company's common stock. These options are granted for dollar amounts of up to 15% of an employee's quarterly compensation. The exercise price per share is equal to the lesser of the fair market value of the Company's common stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on the first day of each fiscal quarter and expire six months after the date of grant. The Qualified Plan is not available for employees owning more than 5% of the Company's common stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent that the option grants are restricted under the Qualified Plan. The Purchase Plans provide for the issuance of up to 500,000 shares of the Company's common stock under the Qualified Plan and 100,000 shares under the Non-Qualified Plan.

                          EMISPHERE TECHNOLOGIES, INC.

   Purchases of common stock under the Purchase Plans during the fiscal years ended July 31, 2000, 1999 and 1998 are summarized as follows:

                                      Qualified Plan       Non-Qualified Plan
                                  ---------------------- -----------------------
                                   Shares                 Shares
                                  Purchased Price Range  Purchased  Price Range
                                  --------- ------------ --------- -------------
   2000..........................  77,340   $6.59-$39.13   7,456   $6.59-$ 13.50
   1999..........................  92,276   $4.83-$ 9.68   8,097   $ 6.16-$ 9.68
   1998..........................  34,851   $8.23-$17.21   2,749   $13.76-$16.47


   At July 31, 2000, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 124,228 and 51,135, respectively.

   Pro Forma Operating Results. The following tables summarize the Company's pro forma operating results had compensation costs for the Plans, Outside Directors' Plan, Directors' Deferred Plan, the Non-Plan Options, and the Purchase Plans been determined in accordance with the fair value-based method of accounting for stock-based compensation as prescribed by SFAS No. 123. Since option grants awarded during 2000, 1999 and 1998 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value-based method. The options' exercise prices equal the quoted market price of the Company's common stock on the date of grant.

                                           Fiscal Years Ended July 31,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
   Pro forma net loss................ $(32,086,643) $(35,446,893) $(10,409,698)
   Pro forma net loss per share...... $      (2.13) $      (3.04) $      (0.97)

   For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 2000, 1999 and 1998 was $26.24, $5.94, and $10.96, respectively. The following assumptions were used in computing the fair value of options granted: expected volatility of 85% in 2000 and 80% in 1999 and 1998, expected lives of five years (except for the Purchase Plans, where the expected lives are six months), zero dividend yield, and weighted-average risk-free interest rate of 6.4% in 2000, 5.2% in 1999, and 5.9% in 1998.

9. Retirement Plan

   The Company has a defined contribution retirement plan (the "Plan"), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Plan. The Company has agreed to make discretionary contributions to the Plan. For the fiscal years ended July 31, 2000, 1999 and 1998 the Company made contributions to the Plan totaling approximately $241,000, $183,000, and $139,000, respectively.

10. The Emisphere Charitable Foundation, Inc.

   The Emisphere Charitable Foundation, Inc. (the "Foundation") intends to seek tax-exempt status under section 501(c)(3) of the Internal Revenue Code. The Foundation's charitable purpose is to grant financial assistance to pay expenses incurred by persons or their families who are suffering from serious, debilitating, or

                          EMISPHERE TECHNOLOGIES, INC.

prolonged illnesses. The Company intends to contribute cash and Company stock options to the Foundation. Two officers of the Company are directors of the Foundation. The Foundation currently has 15,000 options to acquire an equal number of shares of the Company's common stock at an exercise price of $9.75 per share.

11. Ebbisham Limited

   Ebbisham Limited ("Ebbisham"), an Irish corporation owned jointly by Elan Corporation, plc ("Elan") and the Company until July 1999 when it was acquired by the Company, was formed in fiscal 1997 to develop and market heparin products using technologies contributed by Elan and the Company. Elan provided the initial funding of $4.5 million. Thereafter, Elan and the Company provided funding equally. During the year ended July 31, 1999, Elan and the Company each contributed approximately $7.5 million to fund Ebbisham's operations. Prior to the Company's acquisition of Ebbisham, the Company recorded its investment in Ebbisham in accordance with the equity method of accounting.

   In fiscal 1996, the Company issued and sold to an affiliate of Elan 600,000 shares of the Company's common stock and warrants to purchase an additional 250,000 shares, at $16.25 per share, for a total of $7.5 million. In fiscal 1998, Elan exercised the warrants.

   Pursuant to agreements with Elan and Ebbisham, the Company performed certain research and development services on behalf of Ebbisham. In connection therewith, the Company recognized contract research revenues during each of the two fiscal years ended July 31, 1999 of approximately $5.7 million and $7.1 million, respectively.

   In fiscal 1999, the Company acquired Elan's ownership interest in Ebbisham, in exchange for a seven year $20.0 million zero coupon note carrying a 15% interest rate, compounding semi-annually, plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. Under certain conditions, Elan has agreed to subscribe to the Company's common stock.

   The acquisition by the Company of Elan's ownership interest in Ebbisham has been accounted for in accordance with the purchase method of accounting. The purchase price of approximately $18.1 million ($20.4 million, including transaction costs, net of purchase accounting adjustments for accrued funding liabilities in excess of actual funding requirements of $2.3 million) has been allocated $9.7 million and $8.4 million to acquired in-process research and development, which was expensed at the date of acquisition, and purchased technology, respectively.

   As of the acquisition date, it was determined that the acquired in-process research and development had not reached technological feasibility and did not have an alternative future use. Approximately 48%, 80%, and 80% of the research and development effort remained to be completed for liquid heparin, solid dosage heparin, and solid dosage low molecular weight heparin, respectively, as of the acquisition date. Before these products can be commercialized, the Company is required to complete Phase III clinical trials for liquid heparin, initiate and complete Phase I through III clinical studies for both solid dosage forms of heparin and low molecular weight heparin, and file New Drug Applications with the United States Food and Drug Administration. At the time acquired, the Company estimated the cost to complete clinical trials and to obtain regulatory approval to be in excess of $30.0 million. The Company expected to complete development of liquid heparin in fiscal 2002. In valuing the acquired in-process research and development, the Company used discounted cash flows over a ten-year period and risk adjusted discount rates ranging from 20% to 45%, depending on the product's stage of development. Purchased technology is being amortized using the straight-line method over its expected useful life of approximately 15 years. At July 31, 2000 and 1999, accumulated amortization of purchased technology was $609,722 and $46,902, respectively.

                          EMISPHERE TECHNOLOGIES, INC.

   At July 31, 2000 Ebbisham was in the process of being liquidated.

   Selected financial data of Ebbisham, prior to acquisition for the period from August 1, 1998 to July 2, 1999 (the acquisition date), and fiscal year ended July 31, 1998, are as follows:

                                                       Period from
                                                        August 1,   Fiscal year
                                                         1998 to       ended
                                                         July 2,     July 31,
                                                          1999         1998
                                                       -----------  -----------
   Total revenue...................................... $   104,829  $    32,760
   Total expenses(1)..................................  (6,289,084)  (8,120,183)
                                                       -----------  -----------
   Net loss........................................... $(6,184,255) $(8,087,423)
                                                       ===========  ===========

--------
(1) Includes $5.7 million and $7.1 million related to services performed by the Company on behalf of Ebbisham for the period from August 1, 1998 to July 2, 1999, and the year ended July 31, 1998, respectively.

12. Collaborative Research Agreements

   The Company is a party in collaborative agreements with corporate partners (the "Partners") to provide research and development services relating to the Partners' products. These agreements are in the form of research collaboration and licensing agreements. In connection with these agreements, the Company has granted licenses or the rights to obtain licenses to the Company's oral drug delivery technology. In return, the Company will receive certain payments upon the achievement of milestones and will receive royalties on sales of products developed. Under these agreements, the Company will also be reimbursed for development costs. The Company also has the right to manufacture and supply to its Partners its delivery agents developed under these agreements.

   The Company also performs research and development for others pursuant to feasibility agreements, which are of short duration and are designed to evaluate the applicability of the Company's drug delivery carriers to specific drugs. Under the feasibility agreements, the Company is generally reimbursed for the cost of work performed.

   All of the Company's collaborative agreements are cancelable by the Partners without significant financial penalty to the Partners.

   Eli Lilly and Company In June 2000, the Company and Eli Lilly and Company ("Lilly") executed a follow-on development agreement to their 1997 multi-year research and option agreement to develop oral formulations of ForTeo (recombinant parathyroid hormone) and Humatrope (human growth hormone (HGH)) utilizing the Company's proprietary drug delivery technology. Under the new agreement, the two companies will collaborate to bring oral forms of ForTeo and Humatrope into clinical testing. The new agreement also provides for supplemental research and development funding.

   In fiscal 1998, Lilly entered into two license agreements to use the Company's technologies in connection with ForTeo and Humatrope. Through July 31, 2000, the Company has recognized contract research revenues of $10.2 million ($2.2 million, including a $2.0 million milestone payment, $1.4 million, and $6.6 million in 2000, 1999 and 1998, respectively).

   Regeneron Pharmaceuticals Inc. During fiscal 2000, the Company entered into a research collaboration with Regeneron Pharmaceuticals Inc. ("Regeneron") to investigate the applicability of the Company's

                          EMISPHERE TECHNOLOGIES, INC.

technology to the development of an oral form of Regeneron's protein compound candidate for the treatment of obesity, Axokine.

   Novartis Pharma AG In connection with the 1997 research collaboration between the Company and Novartis Pharma AG ("Novartis"), in fiscal 2000 Novartis agreed to execute its option to acquire an exclusive license to develop and commercialize oral salmon calcitonin. In addition, during fiscal 2000, Novartis agreed to extend its collaboration with the Company to investigate the oral delivery of a second Novartis compound.

   Through July 31, 2000, the Company has recognized contract research revenues of $8.6 million in conjunction with the above agreements ($3.5 million, including a $2.5 million milestone payment, $2.9 million, and $2.2 million in 2000, 1999 and 1998, respectively).

   Under the salmon calcitonin technology license and the technology license option for the second compound, Novartis has the obligation, subject to the Company's approval, to purchase up to $11.0 million of the Company's common stock upon Novartis' decision to exercise its technology license option and upon the attainment by the Company of certain development and clinical milestones. These equity investments are based on market prices at the time of purchase.

13. Summarized Quarterly Financial Data (Unaudited)

   Following are summarized quarterly financial data for the fiscal years ended July 31, 2000 and 1999:

                                                      2000
                                     ----------------------------------------
                                     October 31 January 31 April 30  July 31
                                     ---------- ---------- --------  --------
                                         (in thousands, except per share
                                                    amounts)
Total revenues......................  $   625    $   467   $ 2,500   $  2,297
Operating loss......................   (9,378)    (8,859)   (5,255)    (6,379)
Net loss............................   (9,883)    (9,162)   (4,262)    (3,590)
Net loss per share, basic and
 diluted............................  $ (0.81)   $ (0.63)  $ (0.27)  $  (0.21)

                                                      1999
                                     ----------------------------------------
                                     October 31 January 31 April 30  July 31
                                     ---------- ---------- --------  --------
                                         (in thousands, except per share
                                                    amounts)
Total revenues......................  $ 3,579    $ 4,452   $ 1,524   $    625
Operating loss(*)...................   (3,241)    (5,437)   (6,524)   (16,297)
Net loss............................   (2,980)    (5,144)   (6,333)   (16,224)
Net loss per share, basic and
 diluted............................  $ (0.27)   $ (0.45)  $ (0.52)  $  (1.34)

--------
(*) The July 31 quarter includes a $9.7 million charge ($.80 per share) for the acquisition of in-process research and development (Note 11).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ebbisham Limited:

   In our opinion, the accompanying statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the results of operations and cash flows of Ebbisham Limited ("Ebbisham") (a development stage enterprise) for the year ended July 31, 1998, the period from August 1, 1998 through July 2, 1999 and the cumulative period from September 26, 1996 (inception) to July 2, 1999, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of Ebbisham's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As described in Note 6 to the financial statements, in July 1999, Emisphere Technologies, Inc. ("Emisphere") acquired Elan Corporation plc's 50% ownership interest in Ebbisham and, therefore, Ebbisham became a wholly owned subsidiary of Emisphere. These financial statements have been prepared as of and for the periods prior to the Emisphere acquisition.

                                          PricewaterhouseCoopers LLP

New York, New York
September 10, 1999

                                EBBISHAM LIMITED
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS

         For the period from August 1, 1998 to July 2, 1999, the fiscal year ended July 31, 1998, and the cumulative period from September 26, 1996 (inception) to July 2, 1999

                                      For the                   Cumulative for
                                    period from                the period from
                                     August 1,     For the    September 26, 1996
                                      1998 to    fiscal year     (inception)
                                      July 2,    ended July    through July 2,
                                       1999       31, 1998           1999
                                    -----------  -----------  ------------------
Revenues:
  Interest income.................. $   104,829  $    32,760     $    209,634
Expenses:
  Research and development.........  (6,165,393)  (8,120,183)      19,457,532)
  General and administrative.......    (123,691)         --          (123,691)
                                    -----------  -----------     ------------
Net loss........................... $(6,184,255) $(8,087,423)    $(19,371,589)
                                    ===========  ===========     ============



    The accompanying notes are an integral part of the financial statements

                                EBBISHAM LIMITED
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS

         For the period from August 1, 1998 to July 2, 1999, the fiscal year ended July 31, 1998, and the cumulative period from September 26, 1996 (inception) to July 2, 1999

                                                               Cumulative for
                                    For the                   the period from
                                  period from     For the    September 26, 1999
                                   August 1,    fiscal year     (inception)
                                    1998 to     ended July    through July 2,
                                  July 2, 1999   31, 1998           1999
                                  ------------  -----------  ------------------
Cash flows from operating
 activities:
  Net loss....................... $ (6,184,255) $(8,087,423)    $(19,371,589)
Changes in assets and
 liabilities:
  (Decrease) increase in payable
   to Elan Corporation plc.......   (1,698,462)   1,058,913              --
  (Decrease) increase in payable
   to Emisphere Technologies,
   Inc...........................   (7,684,826)   7,061,270           25,230
  Increase in accrued expenses...       10,408          --            10,408
                                  ------------  -----------     ------------
Net cash (used in) provided by
 operating activities............  (15,557,135)      32,760      (19,335,951)
                                  ------------  -----------     ------------
Cash flows from financing
 activities:
  Proceeds from issuance of share
   capital.......................          --           --            20,000
  Proceeds from issuance of
   subordinated debt.............   26,847,699          --        31,347,699
  Repayment of subordinated
   debt..........................  (11,949,233)         --       (11,949,233)
                                  ------------  -----------     ------------
Net cash provided by financing
 activities......................   14,898,466          --        19,418,466
                                  ------------  -----------     ------------
Net (decrease) increase in cash
 and cash equivalents............     (658,669)      32,760           82,515
Cash at beginning of period......      741,184      708,424              --
                                  ------------  -----------     ------------
Cash at end of period............ $     82,515  $   741,184     $     82,515
                                  ============  ===========     ============


    The accompanying notes are an integral part of the financial statements

                                EBBISHAM LIMITED
                        (a development stage enterprise)

                      STATEMENTS OF STOCKHOLDERS' DEFICIT

      For the period from September 26, 1996 (inception) to July 2, 1999, including the period from August 1, 1998 to July 2, 1999, and the fiscal year ended July 31, 1998

                                   Number of shares
                          -----------------------------------
                          Ordinary Ordinary Ordinary Ordinary Accumulated
                            "A"      "B"      "A"      "B"      deficit        Total
                          -------- -------- -------- -------- ------------  ------------
Ordinary shares issued
 in consideration for
 cash...................   10,000   10,000  $10,000  $10,000                $     20,000
Net loss for the period
 from September 26, 1996
 (inception) to July 31,
 1997...................      --       --       --       --   $ (5,099,911)   (5,099,911)
                           ------   ------  -------  -------  ------------  ------------
Balance at July 31,
 1997...................   10,000   10,000   10,000   10,000    (5,099,911)   (5,079,911)
Net loss for the year
 ended July 31, 1998....      --       --       --       --     (8,087,423)   (8,087,423)
                           ------   ------  -------  -------  ------------  ------------
Balance at July 31,
 1998...................   10,000   10,000   10,000   10,000   (13,187,334)  (13,167,334)
Net loss for the period
 from August 1, 1998 to
 July 2, 1999...........      --       --       --       --     (6,184,255)   (6,184,255)
                           ------   ------  -------  -------  ------------  ------------
Balance at July 2,
 1999...................   10,000   10,000  $10,000  $10,000  $(19,371,589) $(19,351,589)
                           ======   ======  =======  =======  ============  ============



    The accompanying notes are an integral part of the financial statements

                                EBBISHAM LIMITED
                        (a development stage enterprise)

                         NOTES TO FINANCIAL STATEMENTS

1. Organization and Business:

   Ebbisham Limited ("Ebbisham"), an Irish corporation, was formed as an equally owned joint venture between Elan Corporation plc ("Elan") and Emisphere Technologies, Inc. ("Emisphere") (collectively, the "Partners"), in September 1996 to develop and market heparin products utilizing technologies contributed by the Partners. In July 1999, Emisphere acquired 100% of Elan's ownership interest in Ebbisham (see Note 6). As a development stage enterprise, Ebbisham's primary efforts had been devoted to research and development and raising capital.

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

4. Income Taxes:

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

                                EBBISHAM LIMITED
                        (a development stage enterprise)

                         NOTES TO FINANCIAL STATEMENTS

5. Related Party Transactions:

   On September 26, 1996 (inception), Ebbisham entered into certain agreements with Elan and Emisphere relating to the research and development of an oral heparin product under development. In accordance with these agreements, the Partners performed certain research and development activities on behalf of Ebbisham. For the period from August 1, 1998 through July 2, 1999, Ebbisham incurred research and development expenses for work performed by Elan and Emisphere in the amount of $432,588 and $5,732,805, respectively. For the year ended July 31, 1998, Ebbisham incurred research and development expenses for work performed by Elan and Emisphere in the amount of $1,058,913 and $7,061,270, respectively. Cumulatively, for the period from September 26, 1996 (inception) through July 2, 1999, Ebbisham incurred research and development expenses for work performed by Elan and Emisphere of $2,663,734 and $16,793,808, respectively.

6. Ownership:

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

7. Subsequent Event:

   In September 1999, Emisphere initiated procedures to liquidate Ebbisham.

                                 EXHIBIT INDEX

                                                                 Incorporated
 Exhibit                                                        by Reference(1)
 -------                                                        ---------------
  3.1      -- Restated Certificate of Incorporation of the          A
               Company dated June 13, 1997, as amended by the
               Certificate of Amendment dated February 5,
               1999.

  3.2      -- By-Laws of Emisphere, as amended December 7,
               1998.

  4.1      -- Rights Agreement dated as of February 23, 1996        B
               between Emisphere and Continental Stock
               Transfer & Trust Company.

  4.2      -- Note Purchase Agreement, dated July 2, 1999,          C
               between Emisphere and Elan International
               Service, Ltd.

  4.3      -- Zero Coupon Note, dated July 2, 1999, issued by       C
               Emisphere to Elan International Services, Ltd.
               For an initial principal amount of $20
               million.

 10.1      -- 1991 Stock Option Plan, as amended.                   J(2)

 10.2      -- Stock Option Plan for Outside Directors, as           D(2)
               amended.

 10.3      -- Employee Stock Purchase Plan, as amended.             E(2)

 10.4      -- Non-Qualified Employee Stock Purchase Plan.           E(2)

 10.5      -- 1995 Non-Qualified Stock Option Plan, as              J(2)
               amended.

 10.6      -- Directors' Deferred Compensation Stock Plan.          F(2)

 10.7      -- Employment Agreement dated as of July 31, 2000        *(2)
               between Michael M. Goldberg and Emisphere.

 10.8      -- Stock Option Agreements dated as of January 1,        E(2)(3)
               1991, February 15, 1991, December 1, 1991,
               August 1, 1992 and October 6, 1995 between
               Michael M. Goldberg and Emisphere.

 10.9      -- Stock Option Agreement dated as of July 31,           *(2)
               2000 between Michael M.Goldberg and Emisphere.

 10.10     -- Termination Agreement, dated July 2, 1999,            C
               among Emisphere, Elan Corporation, plc and
               Ebbisham Limited, now a wholly owned
               Subsidiary of Emisphere.

 10.11     -- Patent License Agreement, dated July 2, 1999,         C
               between Emisphere and Elan Corporation, plc.

 10.12     -- Subscription Agreement, dated July 2, 1999            C
               between Emisphere and Elan International
               Management, Ltd.

 10.13     -- Registration Rights Agreement, dated July 2,          C
               1999 between Emisphere and Elan International
               Management, Ltd.

 10.14     -- Research Collaboration and Option Agreement           G(4)
               dated as of December 3, 1997 between Emisphere
               and Novartis Pharma AG.

 10.15     -- Research Collaboration and Option Agreement           *(4)
               dated as of June 8, 2000 between Emisphere and
               Eli Lilly and Company.

 10.16     -- Research Collaboration and Option Agreement           I(4)
               dated March 8, 2000 between Emisphere and
               Regeneron Pharmaceuticals, Inc.

 10.17(a)  -- License Agreement dated as of April 7, 1998           *(4)
               between Emisphere and Eli Lilly and Company.

 10.17(b)  -- License Agreement, dated as of April 7, 1998,         *(4)
               between Emisphere and Eli Lilly and Company.

 10.18(a)  -- Lease Agreement, dated as of March 31, 2000, between        H
               Emisphere and Keren Limited Partnership.

 10.18(b)  -- Amendment to Lease Agreement, dated as of March 31, 2000,   *
               between Emisphere and Eastview Holdings, LLC.

 10.18(c)  -- Amendment to Lease Agreement, dated as of March 31, 2000,   *
               between Emisphere and Eastview Holdings, LLC.

 10.19     -- Promissory Note dated August 10, 2000, by Robert A.         *
               Baughman in favor of Emisphere.

 10.20     -- Promissory Note dated July 31, 2000, by Michael M.          *(2)
               Goldberg in favor of Emisphere.

 10.21     -- Emisphere Technologies, Inc. 2000 Stock Option Plan         *

 23.1      -- Consent of PricewaterhouseCoopers LLP (Regarding            *
               Emisphere)

 23.2      -- Consent of PricewaterhouseCoopers LLP (Regarding Ebbisham   *
               Limited)

 27.1      -- Financial Data Schedule                                     *

--------
*  Filed herewith.
(1) If not filed herewith, filed as an exhibit to the document referred to by letter as follows:
  A.  Quarterly Report on Form 10-Q for the quarterly period ended January
      31, 1999
  B.  Current Report on Form 8-K dated March 5, 1996.
  C.  Current Report on Form 8-K dated July 2, 1999.
  D.  Annual Report on Form 10-K for the fiscal year ended July 31, 1997.
  E.  Annual Report on Form 10-K for the fiscal year ended July 31, 1995.
  F.  Annual Report on Form 10-K for the fiscal year ended July 31, 1998.
  G.  Quarterly Report on Form 10-Q for the quarterly period ended October
      31, 1997.
  H.  Quarterly Report on Form 10-Q for the quarterly Period ended January
      31, 1997.
  I.  Quarterly Report on Form 10-Q for the quarterly period ended April 30,
      2000.
  J.  Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
(2)   Management contract or compensatory plan or arrangement.
(3)   Omitted in part pursuant to Instruction 2 of Item 601 of Regulation S-K.
(4) Portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the Securities and Exchange Commission.