Form 10-Q
period 2000-10-31
EMISPHERE TECHNOLOGIES INC
filed 2000-12-14
CIK 805326

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)[XQUARTERLY]REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

   For the quarterly period ended October 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from      to

                         Commission File Number 1-10615

                          Emisphere Technologies, Inc.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                             13-3306985
 (State or jurisdiction of incorporation             (I.R.S. Employer
   or organization)                              Identification Number)

   765 Old Saw Mill River Road                            10591
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

   The number of shares of the Registrant's common stock, $.01 par value, outstanding as of December 8, 2000 was 17,652,321.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EMISPHERE TECHNOLOGIES, INC.

                                     Index

                                                                          Page
                                                                          ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements:
          Condensed Balance Sheets as of October 31, 2000 and July 31,
          2000..........................................................    3
          Condensed Statements of Operations for the three months ended
          October 31, 2000 and 1999.....................................    4
          Condensed Statements of Cash Flows for the three months ended
          October 31, 2000 and 1999.....................................    5
          Notes to Condensed Financial Statements.......................    6
          Management's Discussion and Analysis of Financial Condition
 Item 2.  and Results of Operations.....................................    7
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....    9
 PART II. OTHER INFORMATION
 Item 4.  Submission of Matters to a Vote for Security Holders..........    9
 Item 5.  Other Information.............................................    9
 Item 6.  Exhibits and Reports on Form 8-K..............................   10
 SIGNATURES..............................................................  11

   All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

Item 1. FINANCIAL STATEMENTS

                          EMISPHERE TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                       October 31, 2000 and July 31, 2000
                                  (Unaudited)

                                                   October 31,     July 31,
                                                      2000           2000
                                                  -------------  -------------
Assets:
Current assets:
  Cash and cash equivalents...................... $  24,031,582  $  30,050,036
  Investments....................................    82,906,842     31,311,406
  Prepaid expenses and other current assets......     4,318,762      3,264,050
                                                  -------------  -------------
    Total current assets.........................   111,257,186     64,625,492
  Equipment and leasehold improvements, net......    12,859,085     10,606,596
  Purchased technology, net......................     7,691,889      7,832,595
  Investments....................................    96,189,790    146,431,837
  Other assets...................................        60,164         60,164
                                                  -------------  -------------
    Total assets................................. $ 228,058,114  $ 229,556,684
                                                  =============  =============
Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable and accrued expenses.......... $   3,521,497  $   4,447,424
Note payable.....................................    24,187,500     23,381,250
Deferred revenue.................................     1,748,942            --
Deferred lease liability.........................     2,231,301      2,176,975
                                                  -------------  -------------
    Total liabilities............................    31,689,240     30,005,649
                                                  -------------  -------------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   1,000,000 shares; none issued and outstanding
  Common stock, $.01 par value; authorized
   40,000,000 shares;
   issued 17,693,248 shares (17,649,748
   outstanding) as of October 31, 2000, and
   issued 17,679,504 shares (17,636,004
   outstanding) as of July 31, 2000..............       176,932        176,795
  Additional paid-in capital.....................   315,390,661    315,148,140
  Note receivable from officer and director......      (804,344)      (804,344)
  Accumulated deficit............................  (118,459,130)  (114,701,558)
  Accumulated other comprehensive income.........       257,568        (75,185)
                                                  -------------  -------------
                                                    196,561,687    199,743,848
  Less, common stock held in treasury, at cost;
   43,500 shares.................................      (192,813)      (192,813)
                                                  -------------  -------------
    Total stockholders' equity...................   196,368,874    199,551,035
                                                  -------------  -------------
    Total liabilities and stockholders' equity... $ 228,058,114  $ 229,556,684
                                                  =============  =============

    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

              For the three months ended October 31, 2000 and 1999
                                  (Unaudited)

                                                      For the Three Months
                                                        Ended October 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
Contract research revenues                           $ 1,145,527  $   625,000
                                                     -----------  -----------
Costs and expenses:
  Research and development..........................   5,535,683    8,147,985
  General and administrative expenses...............   1,564,887    1,258,412
  Depreciation and amortization.....................     679,786      596,578
                                                     -----------  -----------
                                                       7,780,356   10,002,975
                                                     -----------  -----------
    Operating loss..................................  (6,634,829)  (9,377,975)
                                                     -----------  -----------
Investment income and expense:
  Investment income.................................   3,685,510      274,158
  Interest expense..................................    (808,253)    (778,903)
                                                     -----------  -----------
                                                       2,877,257     (504,745)
                                                     -----------  -----------
Net loss............................................ $(3,757,572) $(9,882,720)
                                                     ===========  ===========
Net loss per share, basic and diluted............... $     (0.21) $     (0.81)
                                                     ===========  ===========
Weighted average shares outstanding, basic and
 diluted............................................  17,640,784   12,146,917
                                                     ===========  ===========


    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

              For the three months ended October 31, 2000 and 1999
                                  (Unaudited)

                                                    For the three months
                                                            ended
                                                         October 31,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
Cash flows from operating activities:
  Net loss....................................... $ (3,757,572)  $ (9,882,720)
                                                  ------------   ------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Non-cash interest expense....................      806,250        707,836
    Depreciation and amortization................      539,079        455,873
    Amortization of purchased technology.........      140,706        140,705
    Increase in deferred lease liability.........       54,326         37,620
    Increase in deferred revenue.................    1,748,942            --
    Amortization of deferred financing cost......          --          21,015
    Amortization of discount on investments......      358,105             94
    Changes in assets and liabilities............   (2,509,341)      (789,968)
                                                  ------------   ------------
      Total adjustments..........................    1,138,067        573,175
                                                  ------------   ------------
    Net cash (used in) operating activities......   (2,619,505)    (9,309,545)
Cash flows from investing activities:
  Proceeds from sales of investments.............    9,000,000        850,000
  Purchases of investments.......................  (10,378,741)           --
  Capital expenditures...........................   (2,262,867)      (137,942)
                                                  ------------   ------------
    Net cash (used in) provided by investing
     activities..................................   (3,641,608)       712,058
Cash flows from financing activities:
  Proceeds from exercise of options..............      242,659        202,053
  Redemption of senior convertible notes.........          --      (2,647,603)
                                                  ------------   ------------
    Net cash provided by (used in) financing
     activities..................................      242,659     (2,445,550)
    Net decrease in cash and cash equivalents....   (6,018,454)   (11,043,037)
Cash and cash equivalents, beginning of period...   30,050,036     11,461,126
                                                  ------------   ------------
Cash and cash equivalents, end of period......... $ 24,031,582   $    418,089
                                                  ============   ============

    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Interim Financial Statements

   The accompanying unaudited condensed financial statements of Emisphere Technologies, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of Emisphere's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

   In the opinion of management, the accompanying Condensed Statements of Operations for the three months ended October 31, 2000 and 1999, Condensed Statements of Cash Flows for the three months ended October 31, 2000 and 1999, and the Condensed Balance Sheets as of October 31, 2000 and July 31, 2000 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere's financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere's Annual Report on Form 10-K for the fiscal year ended July 31, 2000. The July 31, 2000 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

   The results of operations for any interim period are not necessarily indicative of the results for the full year.

   Emisphere expects to incur a substantial increase in heparin solution clinical development expenses during the remainder of fiscal 2001, as the product candidate continues through its Phase III clinical trials. In addition, we expect to expand development of our proprietary products, including oral insulin, begin first in-human studies with our second generation carrier technology, and increase our efforts under collaborative research agreements. As a result, we expect to incur increasing operating losses in fiscal 2001 over those incurred in fiscal 2000.

2. Net Loss Per Share

   Net loss per share, basic and diluted, is computed using the weighted average number of shares of Emisphere's common stock outstanding during the period. Had Emisphere been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as an additional 4,487,828 and 4,144,479 shares for the three months ended October 31, 2000 and 1999, respectively, relating to outstanding options (after application of the Treasury Stock Method).

3. Comprehensive Loss

   Emisphere's comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss amounted to approximately $3.5 million and $9.8 million for the three months ended October 31, 2000 and 1999, respectively.

4. Collaborative Research Agreements

 Cubist Pharmaceuticals, Inc.

   Emisphere entered into a research and development collaboration with Cubist Pharmaceuticals, Inc. for the oral delivery of Cubist's product candidate Cidecin(TM) (daptomycin for injection) and other lipopeptides. Under the terms of the collaboration, Emisphere could receive milestone payments totaling $30 million should a product be successfully commercialized. Emisphere would also receive a royalty on sales of any product resulting from the collaboration, while Cubist would be responsible for drug development and would receive exclusive worldwide commercialization rights to any oral products.

 Eli Lilly and Company

   In connection with the development agreement with Eli Lilly and Company, Emisphere received an advance payment of $2,000,000 for future research and development funding. The payment was recorded as deferred revenue and approximately $251,000 was recognized as research and development services were performed in the fiscal quarter ended October 31, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Emisphere to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those factors referenced in Item 5 to this quarterly report. Emisphere encourages you to read all statements in this quarterly report in conjunction with Item 5.

General

   Emisphere is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since our inception in 1986, Emisphere has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. We have no product sales to date. Our major sources of working capital have been proceeds from various public and private equity and debt financings, reimbursement of expenses and other payments from corporate partners, and income earned on the investment of available funds. Neither inflation nor seasonality significantly affects our operations.

Results of Operations

 Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

   Contract research revenues were $1.1 million in the first quarter of fiscal 2001, an increase of $0.5 million as compared to $0.6 million in the same period of fiscal 2000. Revenues for the first quarter of fiscal 2001 related to research and development expense reimbursement under our collaborative agreements with Novartis Pharma AG, Eli Lilly and Company and Cubist Pharmaceuticals, Inc. Costs of contract research revenues approximate such revenues and are included in research and development expenses.

   Total operating expenses were $7.8 million in the first quarter of fiscal 2001, a decrease of $2.2 million, or 22%, compared to the same period of fiscal 2000. The details of this decrease are as follows:

   Research and development costs were $5.5 million in the first quarter of fiscal 2001, a decrease of $2.6 million, or 32%, compared to the same period of fiscal 2000. This decrease is due to the absence of $4.2 million of expenses related to the start up of the heparin solution Phase III clinical trial, incurred during the first quarter of fiscal 2000 and partially offset by an increase of $1.6 million of expenses comprised of laboratory fees and salaries associated with the increase in development programs and scientific staff.

   General and administrative expenses were $1.6 million in the first quarter of fiscal 2001, an increase of $0.3 million, or 24%, compared to the same period of fiscal 2000. This increase is primarily the result of additional staff needed to support our increased levels of research and development activity.

   Depreciation and amortization costs were $0.7 million in the first quarter of fiscal 2001, an increase of $0.1 million, or 14%, compared to the same period of fiscal 2000. This increase resulted from amortization expenses for leasehold improvements related to additional laboratory and office space.

   As a result of the above, our operating loss was $6.6 million in the first quarter of fiscal 2001, a decrease of $2.7 million as compared to $9.4 million for the same period of fiscal 2000.

   Other income and expense increased to approximately $2.9 million, compared to a loss of $0.5 million in the comparative period of fiscal 2000. The change is primarily the result of an increase in investment income of $3.4 million, as compared to the same period of the prior fiscal year. This increase resulted from higher cash and investment balances resulting from the sale of common stock in the two follow-on public offerings completed in fiscal 2000.

   Based on the above, we sustained a net loss of $3.8 million in the first quarter of fiscal 2001, as compared to a net loss of $9.9 million in the same period of fiscal 2000.

Liquidity and Capital Resources

   As of October 31, 2000, total cash, cash equivalents and investments were $203.1 million, a decrease of $4.7 million, as compared to the fiscal year ended July 31, 2000.

   Net cash used in operations was $2.6 million in the first three months of fiscal 2001, as compared to $9.3 million in the first three months of fiscal 2000. The decrease in cash used in operations was primarily due to the decreased rate of spending on our heparin solution Phase III clinical development.

   Capital expenditures were approximately $2.3 million in the first three months of fiscal 2001, as compared to $0.1 million for the first three months of fiscal 2000. The increase in capital expenditures is due to the build-out of additional laboratory and office leased space.

   Net cash generated from financing activities was approximately $0.2 million in the first three months of fiscal 2001, as compared to net cash consumed of $2.4 million in the first three months of fiscal 2000. The change was due to the repayment of approximately $2.6 million of the remaining balance of a senior convertible note payable in the first three months of fiscal 2000.

   We expect to incur a substantial increase in heparin solution clinical development expenses during the remainder of fiscal 2001 as the product candidate continues through its Phase III clinical development. In addition, we expect to expand development of our other proprietary products, including oral insulin, begin first in-human studies with our second generation carrier technology and increase our efforts under collaborative research agreements. As a result, we expect to incur increasing operating losses in fiscal 2001 over those incurred in fiscal 2000.

   Emisphere expects its cash requirements to continue to increase due to increases associated with further research and development of its technologies, development of additional drug formulations, process development and general and administrative costs. These costs include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment and facilities expansion.

   We expect that cash, cash equivalents, investments and the related projected interest income, along with committed funding from our corporate partners, will be adequate to meet our liquidity requirements for at least the next two years.

Impact of the Future Adoption of Recently Issued Accounting Standards

   We do not currently believe that the future impact of Staff Accounting Bulletin 101, "Revenue Recognition," issued by the Securities and Exchange Commission, will have a material impact on our financial statements and future revenue recognition policy. We expect to formally adopt this statement no later than the fourth quarter of fiscal 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. Our investments totaled $179.1 million at October 31, 2000. Approximately $99.7 million of these investments had fixed interest rates, and $79.4 million had interest rates that were variable.

   Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the October 31, 2000 market interest rates would result in a decrease of approximately $0.8 million in the market values of these investments.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

Item 5. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 2) and the notes to Emisphere's unaudited financial statements (Item 1) as well as certain oral statements made from time to time by representatives of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding: planned or expected studies and trials of oral formulations that utilize Emisphere's technology; the timing of the development and commercialization of Emisphere's products; potential products that may be developed using Emisphere's technology; the potential market size, advantages or therapeutic uses of Emisphere's liquid oral heparin formulation or any other product; and the sufficiency of Emisphere's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Emisphere's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of Emisphere's oral heparin product and Emisphere's ability to find a marketing partner to help us commercialize it; prospects for Emisphere's salmon calcitonin product candidate in development with a partner; the viability of Emisphere's product candidates, most of which, other than liquid oral heparin, are in the early stages of development; the need to obtain regulatory approval for Emisphere's liquid oral heparin and other product candidates; Emisphere's dependence on collaborative partners to develop and commercialize products; Emisphere's ability to fund such efforts with or without partners and uncertainty as to the timing and outcome of commercialization decisions made by Emisphere's collaborative partners; Emisphere's absence of profitable operations and need for additional capital; Emisphere's dependence on patents and proprietary rights; and other factors described in this Report and Emisphere's Annual Report on Form 10-K for the fiscal year ending July 31, 2000 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" under the sub-heading "Risks related to Emisphere Technologies."

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

        Exhibit No.                                    Description of Document
        -----------                                    -----------------------
         27.1                                          Financial Data Schedule

   (b) Reports on Form 8-K

        None

                                   SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Emisphere Technologies, Inc.

             /s/ Charles H. Abdalian, Jr.         Chief Financial Officer
      ___________________________________________  (Principal Financial Officer)
               Charles H. Abdalian, Jr.

               /s/ Friedrich K. Pfetsch           Controller and Chief
      ___________________________________________  Accounting Officer
                 Friedrich K. Pfetsch              (Principal Accounting Officer)