Form 10-QT
period 2000-12-31
EMISPHERE TECHNOLOGIES INC
filed 2001-03-15
CIK 805326

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q


(Mark One) [_]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


                                       OR


           [X]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

      For the transition period from August 1, 2000 to December 31, 2000

                        Commission File Number 1-10615

                               -----------------

                         Emisphere Technologies, Inc.
            (Exact name of registrant as specified in its charter)

                               -----------------

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

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. [X] Yes [_] No

                               -----------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   The number of shares of the Registrant's common stock, $.01 par value, outstanding as of March 9, 2001 was 17,700,861.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         EMISPHERE TECHNOLOGIES, INC.

                                     Index

                                                                                               Page
                                                                                               ----

PART I.  FINANCIAL INFORMATION

Item 1.  Report of Independent Accountants....................................................    3

         Financial Statements:
         Balance Sheets as of December 31, 2000 and July 31, 2000.............................    4
         Statements of Operations for the five months ended December 31, 2000 and 1999........    5
         Statements of Cash Flows for the five months ended December 31, 2000 and 1999........    6
         Statement of Stockholders' Equity for the five months ended December 31, 2000........    7
         Notes to the Financial Statements....................................................    8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   20

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............................   21

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................................   22

Item 5.  Other Information....................................................................   22

Item 6.  Exhibits and Reports on Form 8-K.....................................................   23

SIGNATURES....................................................................................   24

   All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

Item 1. Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Emisphere Technologies, Inc.:

   In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Emisphere Technologies, Inc., at December 31, 2000 and July 31, 2000, and the results of its operations and its cash flows for the five month period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 14, 2001

                         EMISPHERE TECHNOLOGIES, INC.

                                BALANCE SHEETS

                      December 31, 2000 and July 31, 2000
                       (in thousands, except share data)

                                                                                  December 31,  July 31,
                                                                                      2000        2000
                                                                                  -----------  ---------
Assets:
Current assets:
   Cash and cash equivalents.....................................................   $  21,626  $  30,050
   Investments...................................................................      67,277     31,311
   Prepaid expenses and other current assets.....................................       5,302      3,264
                                                                                  -----------  ---------
       Total current assets......................................................      94,205     64,625
Equipment and leasehold improvements, net........................................      15,194     10,607
Purchased technology, net........................................................       7,598      7,833
Investments......................................................................     107,906    146,432
Other assets.....................................................................          60         60
                                                                                  -----------  ---------
       Total assets..............................................................   $ 224,963  $ 229,557
                                                                                  ===========  =========
Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable and accrued expenses.........................................   $   3,474  $   4,448
   Deferred revenue..............................................................       1,363         --
                                                                                  -----------  ---------
       Total current liabilities.................................................       4,837      4,448
Note payable.....................................................................      24,846     23,381
Deferred lease liability.........................................................       2,140      2,177
                                                                                  -----------  ---------
       Total liabilities.........................................................      31,823     30,006
                                                                                  -----------  ---------
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and
     outstanding.................................................................          --         --
   Common stock, $.01 par value; authorized 40,000,000 shares; issued
     17,703,000 shares (17,660,000 outstanding) as of December 31, 2000, and
     issued 17,680,000 shares (17,636,000 outstanding) as of July 31, 2000.......         177        177
   Additional paid-in capital....................................................     315,591    315,148
   Note receivable from officer and director.....................................        (804)      (804)
   Accumulated deficit...........................................................    (122,288)  (114,702)
   Accumulated other comprehensive income (loss).................................         657        (75)
                                                                                  -----------  ---------
                                                                                      193,333    199,744
   Less, common stock held in treasury, at cost; 44,000 shares...................        (193)      (193)
                                                                                  -----------  ---------
       Total stockholders' equity................................................     193,140    199,551
                                                                                  -----------  ---------
       Total liabilities and stockholders' equity................................   $ 224,963  $ 229,557
                                                                                  ===========  =========

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                           STATEMENTS OF OPERATIONS

             For the five months ended December 31, 2000 and 1999
                (in thousands, except share and per share data)

                                                           2000         1999
                                                       -----------  -----------
                                                                    (unaudited)
Contract research revenues............................ $     2,414  $     1,092
                                                       -----------  -----------
Costs and expenses:
   Research and development...........................      10,386       12,990
   General and administrative expenses................       3,039        2,200
   Depreciation and amortization......................       1,167          996
                                                       -----------  -----------
                                                            14,592       16,186
                                                       -----------  -----------
       Operating loss.................................     (12,178)     (15,094)
                                                       -----------  -----------
Other income and expense:
   Investment income..................................       6,058          593
   Interest expense...................................      (1,466)      (1,280)
                                                       -----------  -----------
                                                             4,592         (687)
                                                       -----------  -----------
Net loss.............................................. $    (7,586) $   (15,781)
                                                       ===========  ===========
Net loss per share, basic and diluted................. $     (0.43) $     (1.21)
                                                       ===========  ===========

Weighted average shares outstanding, basic and diluted  17,646,000   13,056,000
                                                       ===========  ===========


    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                           STATEMENTS OF CASH FLOWS

             For the five months ended December 31, 2000 and 1999
                                (in thousands)

                                                                                  2000       1999
                                                                                --------  ----------
                                                                                          (unaudited)
Cash flows from operating activities:
   Net loss.................................................................... $ (7,586)   $(15,781)
                                                                                --------  ----------
   Adjustments to reconcile net loss to net cash used in operating activities:
       Non-cash interest expense...............................................    1,466       1,254
       Depreciation and amortization...........................................      933         761
       Amortization of purchased technology....................................      235         235
       (Decrease) Increase in deferred lease liability.........................      (37)         60
       Amortization of discount on investments.................................      456           3
       Other...................................................................       92          21
   Changes in assets and liabilities:
       (Increase) decrease in prepaid expense and othe current assets..........   (2,038)         38
       (Decrease) increase in accounts payable and accrued expenses............     (974)      1,192
       Increase in deferred revenue............................................    1,363          --
                                                                                --------  ----------
          Total adjustments....................................................    1,496       3,564
                                                                                --------  ----------
       Net cash used in operating activities...................................   (6,090)    (12,217)
                                                                                --------  ----------
Cash flows from investing activities:
   Proceeds from matured investments...........................................   42,007       6,339
   Purchases of investments....................................................  (39,171)         --
   Capital expenditures........................................................   (5,521)        (93)
                                                                                --------  ----------
       Net cash (used in) provided by investing activities.....................   (2,685)      6,246
                                                                                --------  ----------
Cash flows from financing activities:
   Proceeds from exercise of stock options.....................................      351         479
   Proceeds from stock offering................................................       --      23,500
   Redemption of senior convertible notes......................................       --      (2,648)
                                                                                --------  ----------
       Net cash provided by financing activities...............................      351      21,331
                                                                                --------  ----------
       Net (decrease) increase in cash and cash equivalents....................   (8,424)     15,360
Cash and cash equivalents, beginning of period.................................   30,050      11,461
                                                                                --------  ----------
Cash and cash equivalents, end of period....................................... $ 21,626    $ 26,821
                                                                                ========  ==========

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                  For the five months ended December 31, 2000
                       (in thousands, except share data)

                                                                                                 Common Stock
                                                                                    Accumulated     Held in
                                 Common Stock    Additional                            Other       Treasury
                               -----------------  Paid-in      Note    Accumulated Comprehensive -------------
                                 Shares   Amount  Capital   Receivable   Deficit   Income (Loss) Shares Amount   Total
                               ---------- ------ ---------- ---------  ----------  ------------  ------ -----  --------
Balance, July 31, 2000........ 17,636,000   $177   $315,148     $(804)  $(114,702)         $(75) 44,000 $(193) $199,551
Net Loss......................                                             (7,586)                               (7,586)
Unrealized gain of securities.                                                              732                     732
                                                                                                               --------
Comprehensive loss............                                                                                   (6,854)
Sale of common stock under
 employee stock purchase plans
 and exercise of options......     24,000               351                                                         351
Issuance of stock options for
 services rendered............                           92                                                          92
                               ---------- ------ ---------- ---------  ----------  ------------  ------ -----  --------
Balance, December 31, 2000.... 17,660,000   $177   $315,591     $(804)  $(122,288)         $657  44,000 $(193) $193,140
                               ========== ====== ========== =========  ==========  ============  ====== =====  ========




    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

      (Unaudited with respect to the five months ended December 31, 1999)
                (in thousands, except share and per share data)

1. Nature of Operations and Summary of Significant Accounting Policies

   Nature of Operations. Emisphere Technologies, Inc. ("Emisphere" or the "Company") is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf as well as through collaborations with corporate partners and academic research institutions. The Company has no product sales to date. The Company operates under a single segment.

   The Company expects to incur a substantial increase in heparin solution clinical development expenses in 2001 as the product candidate continues through Phase III clinical trials and expects to expand its proprietary research and development efforts. As a result, management believes that the Company will continue to incur increasing operating losses and will continue to require substantial financial resources.

   Change in Fiscal Year. On January 30, 2001, Emisphere's Board of Directors approved a change in the Company's fiscal year end from July 31 to December 31. A five-month transition period from August 1, 2000 to December 31, 2000 will precede the start of the first calendar year reporting period. The Financial Statements included on this transition report on Form 10-Q include an audited presentation of this transition period in comparison to an unaudited five-month period ended on December 31, 1999.

   The accompanying unaudited financial statements for the five months ended December 31, 1999 of Emisphere Technologies, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of Emisphere's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

   In the opinion of management, the accompanying Statements of Operations and of Cash Flows for the five months ended December 31, 1999, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere's results of operations, and cash flows for such period.

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

                         EMISPHERE TECHNOLOGIES, INC.

      (Unaudited with respect to the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   Realized gains and losses are included as a component of investment income. For the five months ended December 31, 2000 and 1999, gross realized gains and losses were not significant. In computing realized gains and losses, the Company determines the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the investments, adjusted for the amortization of any discount or premium.

   The following is a summary of the fair value of available for sale investments as of December 31, 2000 and July 31, 2000:

                                                 December 31, July 31,
                                                     2000       2000
                                                 ------------ --------
         Maturities less than one year:
            Corporate debt securities...........     $ 67,277 $ 31,311
         Maturities between one and three years:
            Corporate debt securities...........      105,710  144,425
         Maturities between three and ten years:
            Corporate debt securities...........        2,196    2,007
                                                 ------------ --------
                                                     $175,183 $177,743
                                                 ============ ========

   The fair value of the investments has been estimated based on quoted market prices. As of December 31, 2000 and July 31, 2000, the difference between the fair value and amortized cost of available for sale investments was immaterial.

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

   Deferred Lease Liability. Various leases entered into by the Company provide for rental holidays and escalations of the minimum rent during the lease term, as well as additional rent based upon increases in real estate taxes and common maintenance charges. The Company records rent expense from leases with rental holidays and escalations using the straight-line method, thereby prorating the total rental commitment over the term of the lease. Under this method, the deferred lease liability represents the differences between the minimum cash rental payments and the rent expense computed on a straight-line basis.

                         EMISPHERE TECHNOLOGIES, INC.

      (Unaudited with respect to the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   Revenue Recognition. Contract research revenues consist of revenue from collaborative agreements and feasibility studies and are comprised of reimbursed research and development costs, as well as upfront and research and development milestone payments. Deferred revenue represents payments received, which are related to future performance. Nonrefundable upfront and research and development milestone payments are recognized as revenue as the related services are performed over the term of the collaboration. Revenue recognized is the lower of (i) the percentage complete, measured by incurred costs, applied to expected contractual payments or (ii) the total non-refundable cash received to date.

   During the five months ended December 31, 2000, the Company adopted the provisions of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). There was no impact on the Company's financial statements from the adoption of SAB 101.

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

   The fair value of options granted to non-employees for goods or services is included in the financial statements and expensed as the goods are utilized or the services performed.

   Net Loss Per Share. Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. For the five months ended December 31, 2000, and 1999, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive.

                         EMISPHERE TECHNOLOGIES, INC.

      (Unaudited with respect to the five months ended December 31, 1999)
                (in thousands, except share and per share data)

Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as an additional 4,470,251, and 4,578,756 (unaudited) shares for the five months ended December 31, 2000, and 1999, respectively, relating to outstanding options (after application of the Treasury Stock Method).

   Risks and Uncertainties. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Fair Value of Financial Instruments. The carrying amounts for cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their short-term nature. The carrying amount for the Company's debt instrument approximates fair value.

2. Equipment and Leasehold Improvements

   Equipment and leasehold improvements as of December 31 and July 31, 2000 consist of the following:

                                                Useful Lives  December 31, July 31,
                                                  in Years        2000       2000
                                                ------------- ------------ --------
Equipment......................................      3-7           $ 7,868  $ 6,716
Leasehold improvements......................... Life of lease       15,930   11,562
                                                              ------------ --------
                                                                    23,798   18,278
Less, accumulated depreciation and amortization                      8,604    7,671
                                                              ------------ --------
                                                                   $15,194  $10,607
                                                              ============ ========

3. Accounts payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following as of December 31, and July 31, 2000:

                                                    December 31, July 31,
                                                        2000       2000
                                                    ------------ --------
      Accounts payable.............................       $1,346   $   47
      Clinical trial expenses and contract research        1,380    2,084
      Compensation.................................          411    1,589
      Professional fees............................           91      489
      Other........................................          246      239
                                                    ------------ --------
                                                          $3,474   $4,448
                                                    ============ ========

4. Senior Convertible Notes Payable

   In 1998, the Company issued $13.5 million of its 5% Senior Convertible Notes (the "Notes") with an amended due date of September 15, 1999. The remaining balance of approximately $2.7 million and interest thereon were repaid on the amended due date. In connection with the issuance of the Notes, the Company incurred direct costs to obtain the financing of $810. Amortization of these costs totaled $21 for the five months ended December 31, 1999.

                         EMISPHERE TECHNOLOGIES, INC.

      (Unaudited with respect to the five months ended December 31, 1999)
                (in thousands, except share and per share data)


5. Commitments

   Leases. The Company leases office and laboratory space under non-cancelable operating leases expiring in various years through 2008. As of December 31, 2000, future minimum rental payments are as follows:

                                                 Minimum
                                                  Rental
                       Years Ending December 31, Payments
                       ------------------------- --------
                       2001.....................  $ 1,945
                       2002.....................    2,033
                       2003.....................    2,215
                       2004.....................    2,232
                       2005.....................    2,232
                       Thereafter...............    3,720
                                                 --------
                                                  $14,377
                                                 ========

   In 1998, the Company entered into a sublease (the "Sublease") for a portion of its former premises, which extends to January 2002. For the years ending December 31, 2001 and 2002, future minimum rentals to be received under the Sublease are $0.2 million and $0.02 million respectively.

   Rent expense for the five months ended December 31, 2000, and 1999 was approximately $0.6 million, and $0.5 million (unaudited), respectively. Additional charges for real estate taxes and common maintenance charges for the five months ended December 31, 2000, and 1999 were approximately $0.3 million and $0.4 million (unaudited), respectively.

   Other. The Company, for the five months ended December 31, 2000, and 1999, made payments for research totaling approximately $0.01 million and $0.38 million (unaudited), respectively to several universities and a research organization (the "Entities"). Certain members of the Company's Board of Directors are affiliated with certain of these Entities.

6. Income Taxes

   As of December 31, 2000, the Company has available, for tax reporting purposes, unused net operating loss carry-forwards of approximately $96.7 million, which will expire in various years from 2001 to 2020. The Company's research and experimental tax credit carry-forwards expire in various years from 2001 to 2020. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code. The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31 and July 31, 2000 is as follows:

                                                        December 31, July 31,
                                                            2000       2000
                                                        -----------  --------
Deferred tax assets and valuation allowance:
   Accrued liabilities.................................    $  1,059  $  1,079
   Equipment and leasehold improvements................         986       832
   Net operating loss carry-forwards...................      39,409    36,715
   Research and experimental tax credit carry-forwards.       5,577     4,643
   Purchased technology................................       3,806     3,806
   Valuation allowance.................................     (50,837)  (47,075)
                                                        -----------  --------
                                                           $     --  $     --
                                                        ===========  ========

                         EMISPHERE TECHNOLOGIES, INC.

      (Unaudited with respect to the five months ended December 31, 1999)
                (in thousands, except share and per share data)


7. Stockholders's Equity

   a. The Company's certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by the Company's Board of Directors. As of December 31, 2000 and 1999, there were no shares of preferred stock outstanding.

   b. The Company has a stockholder rights plan in which Preferred Stock Purchase Rights (the "Rights") have been granted (the "Rights Dividend") at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock ("A Preferred Stock") at an exercise price of $80 for each share of the Company's common stock.

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

   c. The note receivable from officer and director resulted from the July 31, 2000 exercise of stock options by an officer and director of the Company. The exercise price of $0.8 million and related income taxes of $0.7 million totaling approximately $1.5 million resulting from the exercise were loaned to the officer by the Company. The loan is in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1.00% (7.2% at December 31, 2000), and collateralized by the stock issued upon exercise of the stock options. Interest is payable monthly and principal is due the earlier of July 31, 2005 or upon the sale of stock held as collateral.

   d. During the unaudited five months ended December 31, 1999 the Company issued approximately 2.3 million shares of common stock in a public follow-on offering for net proceeds of approximately $23.5 million.

8. Stock Plans

   Stock Option Plans. Under the Company's 1991 Stock Option Plan, the 1995 Non-Qualified Stock Option Plan, and the 2000 Stock Option Plan (individually, the "91 Plan", "95 Plan,"and "00 Plan", respectively, or collectively, the "Plans") a maximum of 2,500,000, 2,550,000 and 689,500 shares of the Company's common

                         EMISPHERE TECHNOLOGIES, INC.

      (Unaudited with respect to the five months ended December 31, 1999)
                (in thousands, except share and per share data)

stock, respectively, are available for awards to employees, consultants, and other individuals who render services to the Company. The Plans provide for the grant of either incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or options which do not qualify as ISOs. An independent compensation committee of the Board of Directors, which determines option terms including exercise price and vesting period, awards the options. Generally, the options expire within a five- to ten-year period as determined by the compensation committee and as defined by the Plans. As of December 31, 2000, the total number of shares available for future grants under the Plans amounted to 848,675.

   The following table summarizes stock option information for the Plans described above as of December 31, 2000:

                            Options Outstanding                Options Exercisable
                ------------------------------------------- --------------------------
                            Weighted Average
                               Remaining        Weighted                   Weighted
   Range of       Number    Contractual Life    Average       Number       Average
Exercise Price  Outstanding     in Years     Exercise Price Exercisable Exercise Price
--------------  ----------- ---------------- -------------- ----------- --------------
$        1.50        49,281             4.33         $ 1.50      49,281         $ 1.50
$        2.63         1,331             4.45         $ 2.63       1,331         $ 2.63
$  4.00-$4.25        40,296             3.37         $ 4.01      40,296         $ 4.01
$  6.13-$9.00     1,555,558             5.25         $ 8.36   1,402,408         $ 8.55
$ 9.50-$13.75     1,690,181             3.75         $11.67   1,422,559         $11.88
$14.88-$21.25       425,325             7.11         $17.01     204,731         $17.35
$23.00-$23.25         8,000             4.48         $23.09       6,000         $23.13
$38.50-$48.06       752,300             9.37         $46.81          --             --
                -----------                                 -----------
$ 1.50-$48.06     4,522,272             5.52         $16.72   3,126,606         $10.50
                ===========                                 ===========

   Transactions involving stock options awarded under the Plans during the five months ended December 31, 1999 and 2000 are summarized as follows:

                                                                     Weighted                   Weighted
                                                        Number       Average       Number       Average
                                                      Outstanding Exercise Price Exercisable Exercise Price
                                                      ----------  -------------- ----------- --------------
Balance, August 1, 1999..............................  4,020,429          $10.60   2,873,440         $10.45
   Granted (unaudited)...............................    143,451          $14.94
   Canceled (unaudited)..............................    (12,644)         $13.75
   Exercised (unaudited).............................    (31,155)         $ 5.20
                                                      ----------
   Balance outstanding December 31, 1999 (unaudited).  4,120,081          $10.78   2,842,372         $10.60
                                                      ==========
Balance, August 1, 2000..............................  4,519,682          $16.68   3,014,743         $10.42
   Granted...........................................     24,250          $20.31
   Canceled..........................................    (11,310)         $17.68
   Exercised.........................................    (10,350)         $ 8.31
                                                      ----------
   Balance outstanding December 31, 2000.............  4,522,272          $16.72   3,126,606         $10.50
                                                      ==========

   Outside Directors' Plan. The Company has adopted a stock option plan for outside directors who are neither officers nor employees of the Company nor holders of more than 5% of the Company's common stock,

                         EMISPHERE TECHNOLOGIES, INC.

      (Unaudited with respect to the five months ended December 31, 1999)
                (in thousands, except share and per share data)

(the "Outside Directors' Plan"). Under this plan, as amended, a maximum of 600,000 shares of the Company's common stock is available for the granting of options to directors (i) to purchase 35,000 shares of the Company's common stock on the date of initial election or appointment to the Board of Directors and (ii) to purchase 21,000 shares on the fifth anniversary thereof and every three years thereafter. The options have an exercise price equal to the fair market value of the Company's common stock on the date of grant, vest at the rate of 7,000 shares per year, and expire ten years after the date of grant.

   The following table summarizes stock option information for the Outside Directors' Plan as of December 31, 2000:

                           Options Outstanding                Options Exercisable
               ------------------------------------------- --------------------------
                           Weighted Average
                              Remaining        Weighted                   Weighted
   Range of      Number      Contractual       Average       Number       Average
Exercise Price Outstanding  Life in Years   Exercise Price Exercisable Exercise Price
-------------- ----------- ---------------- -------------- ----------- --------------
 $ 6.13-$ 8.63     105,000             5.73         $ 7.79      84,000         $ 8.21
 $13.00-$13.75     273,000             2.48         $13.17     273,000         $13.17
 $       23.50      35,000             6.08         $23.50      21,000         $23.50
 $       41.06      63,000             9.32         $41.06          --             --
               -----------                                 -----------
$  6.13-$41.06     476,000             4.37         $16.44     378,000         $12.64
               ===========                                 ===========

   There were no transactions (grants, cancellations, or exercises) involving stock options awarded under the Outside Directors' Plan during the five months ended December 31, 1999 and 2000:

                                                      Weighted                   Weighted
                                         Number       Average       Number       Average
                                       Outstanding Exercise Price Exercisable Exercise Price
                                       ----------- -------------- ----------- --------------
Balance, August 1, 1999...............     413,000         $12.68     336,000         $12.62
Balance, December 31, 1999 (unaudited)     413,000         $12.68     343,000         $12.49
Balance, August 1, 2000...............     476,000         $16.44     371,000         $12.77
Balance, December 31, 2000............     476,000         $16.44     378,000         $12.64

   Directors' Deferred Compensation Stock Plan. Pursuant to the Directors' Deferred Compensation Stock Plan (the "Directors' Deferred Plan"), outside directors have a right to receive for each meeting of the Board of Directors, or a committee thereof attended, a number of shares of the Company's common stock equal to the amount determined by the Board of Directors as compensation for the meeting divided by the fair market value of the Company's common stock on the date of the meeting. An aggregate of 25,000 shares of the Company's common stock has been reserved for issuance under the Directors' Deferred Plan. During the five months ended December 31, 2000 and 1999, the outside directors earned the rights to receive an aggregate of 295 shares and 403 (unaudited) shares, respectively. Under the terms of the Directors' Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board of Directors. The Company records as an expense the fair market value of the common stock issuable.

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

                         EMISPHERE TECHNOLOGIES, INC.

      (Unaudited with respect to the five months ended December 31, 1999)
                (in thousands, except share and per share data)

Company at specified interest rates in connection with exercise of options. The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date). Non-Plan Options generally vest over a five-year period.

   The following table summarizes stock option information for the Non-Plan Options as of December 31, 2000:

                           Options Outstanding                Options Exercisable
               ------------------------------------------- --------------------------
                           Weighted Average
                              Remaining        Weighted                   Weighted
   Range of      Number      Contractual       Average       Number       Average
Exercise Price Outstanding  Life in Years   Exercise Price Exercisable Exercise Price
-------------- ----------- ---------------- -------------- ----------- --------------
$8.00-$9.75        287,279             3.79          $8.87     287,279          $8.87

   There were no transactions (grants, cancellations, or exercises) involving awards of Non-Plan Options during the five months ended December 31, 1999 and 2000:

                                                       Weighted                   Weighted
                                          Number       Average       Number       Average
                                        Outstanding Exercise Price Exercisable Exercise Price
                                        ----------- -------------- ----------- --------------
Balance, August 1 and December 31, 1999     387,822          $8.65     387,822          $8.65
Balance, August 1 and December 31, 2000     287,279          $8.87     287,279          $8.87

   Employee Stock Purchase Plans. The Company has adopted two employee stock purchase plans (the "Purchase Plans")--the 1994 Employee Stock Purchase Plan (the "Qualified Plan") and the 1994 Non-Qualified Employee Stock Purchase Plan (the "Non-Qualified Plan"). The Purchase Plans provide for the grant to qualified employees of options to purchase the Company's common stock. These options are granted for dollar amounts of up to 15% of an employee's quarterly compensation. The exercise price per share is equal to the lesser of the fair market value of the Company's common stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on February 1, May 1, August 1, and November 1, and expire six months after the date of grant. The Qualified Plan is not available for employees owning more than 5% of the Company's common stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent that the option grants are restricted under the Qualified Plan. The Purchase Plans provide for the issuance of up to 600,000 shares of the Company's common stock under the Qualified Plan and 100,000 shares under the Non-Qualified Plan.

   Purchases of common stock under the Purchase Plans during the five months period ended December 31, 2000 and 1999 are summarized as follows:

         Qualified Plan        Non-Qualified Plan
     ----------------------- -----------------------
      Shares                  Shares
     Purchased  Price Range  Purchased  Price Range
     --------- ------------- --------- -------------
2000     9,544 $16.98-$25.91     3,950 $16.98-$25.91
1999    36,540 $ 6.48-$ 9.00     4,060 $ 6.59-$ 9.00

   At December 31, 2000, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 214,684 and 47,185, respectively.

                         EMISPHERE TECHNOLOGIES, INC.

      (Unaudited with respect to the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   Pro Forma Operating Results. The following tables summarize the Company's pro forma operating results had compensation costs for the Plans, Outside Directors' Plan, Directors' Deferred Plan, the Non-Plan Options, and the Purchase Plans been determined in accordance with the fair value-based method of accounting for stock-based compensation as prescribed by SFAS No. 123. Since option grants awarded during the five months ended December 31, 2000 and 1999 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value-based method. The options' exercise prices equal the quoted market price of the Company's common stock on the date of grant.

                              Five months ended
                                December 31,
                             -------------------
                               2000      1999
                             --------  --------
Pro forma net loss.......... $(11,337) $(17,807)
Pro forma net loss per share $  (0.64) $  (1.36)

   For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during the five months ended December 31, 2000 and 1999 was $14.36 and $10.55 (unaudited), respectively. The following assumptions were used in computing the fair value of options granted: expected volatility of 85% in 2000 and 80% in 1999, expected lives of five years (except for the Purchase Plans, where the expected lives are six months), zero dividend yield, and weighted-average risk-free interest rate of 6.0% in 2000 and 6.1% 1999.

9. Retirement Plan

   The Company has a defined contribution retirement plan (the "Plan"), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Plan. The Company has agreed to make discretionary contributions to the Plan. For the five months ended December 31, 2000 and 1999 the Company made contributions to the Plan totaling approximately $0.2 million and $0.1 million (unaudited), respectively.

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

11. Ebbisham Limited

   Ebbisham Limited ("Ebbisham"), was an Irish corporation owned jointly by Elan Corporation, plc ("Elan") and the Company until July 1999, when it was acquired by the Company. Ebbisham was formed to develop and market heparin products using technologies contributed by Elan and the Company. In fiscal 1999, the Company

                         EMISPHERE TECHNOLOGIES, INC.

      (Unaudited with respect to the five months ended December 31, 1999)
                (in thousands, except share and per share data)

acquired Elan's ownership interest in Ebbisham, in exchange for a seven year $20.0 million zero coupon note carrying a 15% interest rate, compounding semi-annually, plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. Under certain conditions, Elan has agreed to subscribe to the Company's common stock.

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

   As of the acquisition date, it was determined that the acquired in-process research and development had not reached technological feasibility and did not have an alternative future use. Approximately 48%, 80%, and 80% of the research and development effort remained to be completed for heparin solution, solid dosage heparin, and solid dosage low molecular weight heparin, respectively, as of the acquisition date. Before these products can be commercialized, the Company is required to complete Phase III clinical trials for heparin solution, initiate and complete Phase I through III clinical studies for both solid dosage forms of heparin and low molecular weight heparin, and file New Drug Applications with the United States Food and Drug Administration. At the time acquired, the Company estimated the cost to complete clinical trials and to obtain regulatory approval to be in excess of $30.0 million. The Company expected to complete development of heparin solution in fiscal 2002. In valuing the acquired in-process research and development, the Company used discounted cash flows over a ten-year period and risk adjusted discount rates ranging from 20% to 45%, depending on the product's stage of development. At December 31, 2000, the assumptions used in evaluating the purchased research and development have not changed materially from the acquisition date.

   Purchased technology is being amortized using the straight-line method over its expected useful life of approximately 15 years. At December 31, 2000 and 1999, accumulated amortization of purchased technology was $0.84 million and $0.28 million (unaudited), respectively.

   At December 31, 2000 Ebbisham was in the process of being liquidated.

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

   The Company also performs research and development for others pursuant to feasibility agreements, which are of short duration and are designed to evaluate the applicability of the Company's drug delivery carriers to specific drugs. Under the agreements, the Company is generally reimbursed for some or all research and development expenses incurred.

                         EMISPHERE TECHNOLOGIES, INC.

      (Unaudited with respect to the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   All of the Company's collaborative agreements are cancelable by the Partners without significant financial penalty to the Partners.

   Cubist Pharmaceuticals, Inc. In November 2000 Emisphere entered into a research and development collaboration with Cubist Pharmaceuticals, Inc. for the oral delivery of Cubist's product candidate Cidecin(TM) (daptomycin for injection) and other lipopeptides. Under the terms of the collaboration, Emisphere could receive milestone payments totaling $30 million should a product be successfully commercialized. Emisphere would also receive a royalty on sales of any product resulting from the collaboration, while Cubist would be responsible for drug development and would receive exclusive worldwide commercialization rights to any oral products.

   Eli Lilly and Company. In connection with the development agreement with Eli Lilly and Company, in August 2000 Emisphere received an advance payment of $2.0 million for future research and development funding. The payment was recorded as deferred revenue. The Company has recognized contract research revenues of $1.2 million including $0.6 million from the advance payment, during the five months ended December 31, 2000 and no revenue (unaudited) from this agreement was recognized in the five months ended December 31, 1999.

   Novartis Pharma AG. During the five months ended December 31, 2000 and 1999, the Company has recognized contract research revenues of $1.0 million in each period (unaudited in 1999) in conjunction with its development agreement with Novartis. Under the salmon calcitonin technology license and the technology license option for the second compound, Novartis has the obligation, subject to the Company's approval, to purchase up to $11.0 million of the Company's common stock upon Novartis' decision to exercise its technology license option and upon the attainment by the Company of certain development and clinical milestones. These equity investments are based on market prices at the time of purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this transition report that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 21E of the Securities Exchange Act of 1934", as amended. Additional oral or written statements may be made from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Emisphere to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those factors referenced in Item 5 to this transition report. Emisphere encourages you to read all statements in this transition report in conjunction with Item 5.

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

Results of Operations

Five Months Ended December 31, 2000 Compared to Five Months Ended December 31, 1999

   Contract research revenues were $2.4 million in the five months ended December 31, 2000, an increase of $1.3 million or 121% compared to the five months ended December 31, 1999. Revenues for the five months ended December 31, 2000 related to research and development expense reimbusement primarily under our collaborative agreements with Novartis Pharma AG, Eli Lilly and Company and Cubist Pharmaceuticals, Inc. Costs of contract research revenues approximate such revenues and are included in research and development expenses.

   Total operating expenses were $14.6 million in the five months ended December 31, 2000, a decrease of $1.6 million, or 10%, compared to the same period last year. The details of this decrease are as follows:

   Research and development costs were $10.4 million in the five months ended December 31, 2000, a decrease of $2.6 million or 20%, compared to the same period last year. This decrease is due to the absence of $5.8 million of expenses incurred in 1999 related to pre-initiation start up costs for the ongoing heparin solution Phase III clinical trial, partially offset by an increase of $3.2 million of expenses comprised of outside laboratory fees and salaries associated with the increased activities under collaborative and proprietary development programs and increased scientific staff to support these programs.

   General and administrative expenses were $3.0 million in the five months ended December 31, 2000, an increase of $0.8 million, or 38%, compared to the same period last year. This increase is primarily the result of additional staff needed to support our expanded levels of research and development efforts.

   Depreciation and amortization costs were $1.2 million in the five months ended December 31, 2000, an increase of $0.2 million, or 17%, compared to the same period of 1999. This increase is primarily the result of amortization expense for leasehold improvements related to additional laboratory and office space made during the five months ended December 31, 2000.

   As a result of the above, our operating loss was $12.2 million in the five months ended December 31, 2000, a decrease of $2.9 million as compared to $15.1 million for the five months ended December 31, 1999.

   Other income and expense increased to approximately $4.6 million of income, compared to a loss of $0.7 million in the comparative period for the five months ended December 31, 1999. The change is primarily the result of an increase in investment income of $5.5 million, as compared to the prior year. This increase resulted from higher cash and investment balances from the sale of common stock in the follow-on public offerings completed in November 1999 and March 2000.

   Based on the above, we sustained a net loss of $7.6 million in the five months ended December 31, 2000 as compared to a net loss of $15.8 million in the same period of 1999.

Liquidity and Capital Resources

   As of December 31, 2000, total cash, cash equivalents and investments were $196.8 million, a decrease of $11.0 million as compared to July 31, 2000.

   Net cash used in operations was $6.1 million in the five months ended December 31, 2000, as compared to $12.2 million in the five months ended December 31, 1999. The decrease in cash used in operations was primarily due to the absence of the start up costs related to the 1999 initiation of heparin solution Phase III clinical trials.

   Capital expenditures were approximately $5.5 million in the five months ended December 31, as compared to $0.01 million for the same period in 1999. The increase in capital expenditures is due to the build-out of additional laboratory and office space at our Tarrytown, New York leased facilities. Capital expenditures are expected to be approximately $12.0 million during calendar year 2001.

   Net cash generated from financing activities was approximately $0.4 million in the five months ended December 31, 2000 as compared to $21.3 million in the five months ended December 31, 1999. The change was primarily due the proceeds of a November 1999 public stock offering of $23.5 million offset by the repayment of approximately $2.6 million of the remaining balance of a senior convertible note payable in the five months ended December 31, 1999.

   We expect to incur a substantial increase in heparin solution clinical development expenses, as the product candidate continues through its Phase III clinical development. In addition, we expect to expand development of our other proprietary products, including oral insulin, and begin first in-human studies with our second generation carrier technology. As a result, we expect to continue to incur increasing operating losses and our cash requirements to fund these losses will increase accordingly. These cash requirements include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment and further facilities expansion.

   We expect that cash, cash equivalents, investments and the related projected interest income, along with committed funding from our corporate partners, will be adequate to meet our liquidity requirements for at least the next two years.

Future Impact of Recently Issued Accounting Standards

   There are a number of recently issued accounting standards, including Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and for Hedging Activities, which we will be required to adopt in future periods. The Company's management believes that the future adoption of these accounting standards will not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

   Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. Our investments totaled $175.1 million at December 31, 2000. Approximately $91.2 million of these investments had fixed interest rates, and $83.9 million had interest rates that were variable.

   Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the December 31, 2000 market interest rates would result in a decrease of approximately $0.6 million in the market values of these investments.

   Our note payable is at a fixed interest rate and therefore, has minimal exposure to changes in interest rates.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

   The Company's Annual Meeting of Stockholders was held on December 19, 2000. The matters voted upon at the meeting were (i) election of three directors of the Company, (ii) approval and adoption of the Company's 2000 Stock Option Plan which provides for a maximun of 689,500 shares of our Common Stock to be available for issuance thereunder, (iii) approval and adoption of amendments to the Company's 1997 Stock Option Plan for Outside Directors providing for an increase in the maximum number of share of our Common Stock available for issuance thereunder by 75,000 shares, (iv) approval and adoption of amendments to the Company's Qualified Employee Stock Purchase Plan providing for an increase in the maximum number of shares of our Common Stock for issuance thereunder by 100,000 shares, (v) and ratification of the Board of Director's selection of PricewaterhouseCoopers LLP to serve as the Company's independent accountants for the period ending July 31, 2001. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker nonvotes are as follows:

                                                        Votes For  Votes against Abstentions
                                                        ---------- ------------- -----------
Election of Directors:
Mark Greene............................................ 14,318,389     1,529,726
Howard Pack............................................ 13,942,302     1,905,813
Peter Barton Hutt...................................... 12,913,110     2,935,005
Adoption of Company's 2000 Stock Option Plan........... 10,548,627     4,174,610   1,124,878
Amendment of the Company's 1997 Stock Option Plan for
  Outside Directors.................................... 13,040,074     1,673,685   1,134,356
Amendment of the Company's Qualified Employee Stock
  Purchase Plan........................................ 13,078,121     2,632,708     137,286
Ratification of the selection of PricewaterhouseCoopers
  LLP.................................................. 15,617,550        35,400     195,165

Item 5. Other Information

   We expect to hold our next Annual Meeting of Stockholders on or around May 17, 2002. Accordingly, we expect to mail the proxy materials relating to the Annual Meeting on or around April 1, 2002.

   The deadline for submitting a proposal of yours for inclusion in the proxy materials relating to the Annual Meeting of Stockholders referred to in the prior paragraph would be January 31, 2002 in order to give us a reasonable amount of time to include your proposal in our proxy statement, proxy card and related proxy materials.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 2) and the notes to Emisphere's financial statements (Item 1) as well as certain oral statements made from time to time by representatives of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding: planned or expected studies and trials of oral formulations that utilize Emisphere's technology; the timing of the development and commercialization of Emisphere's products; potential products that may be developed using Emisphere's technology; the potential market size, advantages or therapeutic uses of Emisphere's liquid oral heparin formulation or any other product; and the sufficiency of Emisphere's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Emisphere's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of Emisphere's oral heparin product and Emisphere's ability to find a marketing partner to help us commercialize it; prospects for Emisphere's salmon calcitonin product candidate in development with a partner; the viability of Emisphere's product candidates, most of which, other than liquid oral heparin, are in the early stages of development; the need to obtain regulatory approval for Emisphere's liquid oral heparin and other product candidates; Emisphere's dependence on collaborative partners to develop and commercialize products; Emisphere's ability to fund such efforts with or without partners and uncertainty as to the timing and outcome commercialization decisions made by Emisphere's collaborative partners; Emisphere's absence of profitable operations and need for additional capital; Emisphere's dependence on patents and proprietary rights; and other factors described in this Report and Emisphere's Annual Reprt on Form 10-K for the fiscal year ending July 31, 2000 under the caption "Management's Discussion and Analysis of Financial Condidtion and Results of Operations--Risk Factors" under the sub-heading "Risks related to Emishere Technologies."

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   None

   (b) Reports on Form 8-K

   None

                                  SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EMISPHERE TECHNOLOGIES, INC.
Date: March 15, 2001


        /s/ CHARLES H. ABDALIAN, JR. Chief Financial Officer
        ----------------------------  (Principal Financial Officer)
          Charles H. Abdalian, Jr.

          /s/ FRIEDRICH K. PFETSCH   Controller and Chief Accounting Officer
        ----------------------------  (Principal Accounting Officer)
            Friedrich K. Pfetsch