Form 10-Q
period 2001-03-31
EMISPHERE TECHNOLOGIES INC
filed 2001-05-11
CIK 805326

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the quarterly period ended March 31, 2001

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
           (State or jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                 Identification Number)

         765 Old Saw Mill River Road
             Tarrytown, New York                                10591
  (Address of principal executive offices)                    (Zip Code)

                                 (914) 347-2220
              (Registrant's telephone number, including area code)

                               ----------------

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

   The number of shares of the Registrant's common stock, $.01 par value, outstanding as of May 2, 2001 was 17,748,448.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EMISPHERE TECHNOLOGIES, INC.

                                     INDEX

                                                                           Page
 PART I. FINANCIAL INFORMATION                                             ----
 Item 1. Financial Statements:
         Condensed Balance Sheets as of March 31, 2001 and December 31,
          2000..........................................................     3
         Condensed Statements of Operations for the three months ended
          March 31, 2001 and 2000.......................................     4
         Condensed Statements of Cash Flows for the three months ended
          March 31, 2001 and 2000.......................................     5
         Notes to Condensed Financial Statements........................     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................     7
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....     8
 PART II. OTHER INFORMATION
 Item 4. Submission of Matters to a Vote for Security Holders...........     9
 Item 5. Other Information..............................................     9
 Item 6. Exhibits and Reports on Form 8-K...............................     9
 SIGNATURES..............................................................   10

   All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

Item 1. FINANCIAL STATEMENTS

                          EMISPHERE TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                       (in thousands, except share data)

                                                        March 31,  December 31,
                                                          2001         2000
                                                        ---------  ------------
                                                             (Unaudited)
                        ASSETS
                        ------

Current assets:
Cash and cash equivalents.............................. $  27,837   $  21,626
Investments............................................    99,761      67,277
Receivables and other current assets...................     5,487       5,302
                                                        ---------   ---------
    Total current assets...............................   133,085      94,205
Equipment and leasehold improvements, net..............    19,417      15,194
Purchased technology, net..............................     7,457       7,598
Investments............................................    60,321     107,906
Other assets...........................................        60          60
                                                        ---------   ---------
    Total assets....................................... $ 220,340   $ 224,963
                                                        =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
Accounts payable and accrued expenses.................. $   5,448   $   3,474
Deferred revenue.......................................     1,076       1,363
                                                        ---------   ---------
    Total current liabilities..........................     6,524       4,837
Note payable...........................................    25,773      24,846
Deferred lease liability...............................     2,127       2,140
                                                        ---------   ---------
    Total liabilities..................................    34,424      31,823
                                                        ---------   ---------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 1,000,000
   shares; none issued and outstanding.................
  Common stock, $.01 par value; authorized 40,000,000
   shares; issued 17,770,000 shares (17,726,000
   outstanding) as of March 31, 2001, and issued
   17,703,000 shares (17,660,000 outstanding) as of
   December 31, 2000...................................       178         177
  Additional paid-in capital...........................   316,363     315,591
  Note receivable from officer and director............      (804)       (804)
  Accumulated deficit..................................  (130,553)   (122,288)
  Accumulated other comprehensive income...............       925         657
                                                        ---------   ---------
                                                          186,109     193,333
  Less, common stock held in treasury, at cost; 44,000
   shares..............................................      (193)       (193)
                                                        ---------   ---------
    Total stockholders' equity.........................   185,916     193,140
                                                        ---------   ---------
    Total liabilities and stockholders' equity......... $ 220,340   $ 244,963
                                                        =========   =========

    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2001 and 2000
                (in thousands, except share and per share data)

                                                       For the Three Months
                                                          Ended March 31,
                                                       ----------------------
                                                          2001        2000
                                                       ----------  ----------
                                                            (Unaudited)
Contract research revenues............................ $    1,559  $      --
                                                       ----------
Costs and expenses:
  Research and development............................      9,393       5,797
  General and administrative expenses.................      1,926       1,659
  Depreciation and amortization.......................        754         604
                                                       ----------  ----------
                                                           12,073       8,060
                                                       ----------  ----------
    Operating loss....................................    (10,514)     (8,060)
                                                       ----------  ----------
Investment income and expense:
  Investment income...................................      3,177         840
  Interest expense....................................       (928)       (808)
                                                       ----------  ----------
                                                            2,249          32
                                                       ----------  ----------
Net loss.............................................. $   (8,265) $   (8,028)
                                                       ==========  ==========
Net loss per share, basic and diluted................. $    (0.47) $    (0.53)
                                                       ==========  ==========
Weighted average shares outstanding, basic and
 diluted.............................................. 17,692,000  15,102,000
                                                       ==========  ==========


    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                 (in thousands)

                                                             For the Three
                                                             Months Ended
                                                               March 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................ $ (8,265) $ (8,028)
                                                           --------  --------
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Non-cash interest expense...............................      928       808
  Depreciation and amortization...........................      614       463
  Amortization of purchased technology....................      141       141
  (Decrease) increase in deferred lease liability.........      (14)       28
  (Decrease) increase in deferred revenue.................     (287)    2,500
  Amortization of discount on investments.................      265       --
  Increase in receivables and other current assets........     (185)     (260)
  Increase in accounts payable and accrued expenses.......    1,974       645
                                                           --------  --------
    Total adjustments.....................................    3,436     4,325
                                                           --------  --------
  Net cash used in operating activities...................   (4,829)   (3,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of investments...................   63,524       --
  Purchases of investments................................  (48,419)      --
  Capital expenditures....................................   (4,837)     (134)
                                                           --------  --------
      Net cash provided by (used in) investing
       activities.........................................   10,268      (134)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options.......................      772     1,600
  Proceeds from public stock offering.....................      --    188,143
                                                           --------  --------
      Net cash provided by financing activities...........      772   189,743
                                                           --------  --------
      Net increase in cash and cash equivalents...........    6,211   185,906
Cash and cash equivalents, beginning of period............   21,626    26,821
                                                           --------  --------
Cash and cash equivalents, end of period.................. $ 27,837  $212,727
                                                           ========  ========

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

   In the opinion of management, the accompanying Condensed Statements of Operations for the three months ended March 31, 2001 and 2000, Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000, and the Condensed Balance Sheets as of March 31, 2001 and December 31, 2000 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere's financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 and Transition Report on Form 10-Q for the transition period from August 1, 2000 to December 31, 2000. The December 31, 2000 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

   The results of operations for any interim period are not necessarily indicative of the results for the full year.

   Emisphere expects to continue to incur a substantial increase in heparin solution clinical development expenses during the remainder of 2001, as the product candidate continues through its Phase III clinical trials. In addition, we expect to expand development of our proprietary products, including oral insulin and sodium cromolyn and continue our ongoing first in-human study with our heparin tablet formulation. As a result, we expect to continue to incur increasing operating losses in 2001 over those incurred in 2000.

2. Net Loss Per Share

   Net loss per share, basic and diluted, is computed using the weighted average number of shares of Emisphere's common stock outstanding during the period. Had Emisphere been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as an additional 4,978,724 and 4,809,906 shares for the three months ended March 31, 2001 and 2000, respectively, relating to outstanding options (after application of the Treasury Stock Method).

3. Comprehensive Loss

   Emisphere's comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss amounted to approximately $8.0 million for both the three months ended March 31, 2001 and 2000.

4. Subsequent Event: Research and Development Facility Purchase

   In April 2001, Emisphere acquired a 90,000 square foot research facility, with equipment, on approximately 30 acres of land in Farmington, CT. for $3.3 million in cash.

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

Results of Operations

 Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
 2000

   Contract research revenues were $1.6 million in the first quarter of 2001. Revenues for the quarter ended March 31, 2001 related to research and development expense reimbursement primarily under our collaborative agreements with Eli Lilly and Company. No revenue was recorded in the first quarter of 2000. Costs of contract research revenues are included in research and development expenses.

   Total operating expenses were $12.0 million in the quarter ended March 31, 2001 an increase of $4.0 million, or 50%, compared to the same period last year. The details of this increase are as follows:

   Research and development costs were $9.4 million in the quarter ended March 31, 2001, an increase of $3.6 million or 62%, compared to the same period last year. This increase is primarily comprised of salaries, PROTECT Trial expenses, drug acquisition, manufacturing expenses and outside laboratory fees associated with increased activities under collaborative and proprietary development programs and increased scientific staff to support these programs.

   General and administrative expenses were $1.9 million in the quarter ended March 31, 2001, an increase of $0.3 million, or 16%, compared to the same period last year. This increase is primarily the result of additional staff needed to support our expanded levels of research and development efforts.

   Depreciation and amortization costs were $0.8 million in the quarter ended March 31, 2001, an increase of $0.2 million, or 25%, compared to the same period of 2000. This increase is mainly the result of amortization expense for leasehold improvements related to additional laboratory and office space made during 2000.

   As a result of the above, our operating loss was $10.5 million in the quarter ended March 31, 2001, an increase of $2.4 million as compared to $8.1 million for the quarter ended March 31, 2000.

   Other income and expense increased to approximately $2.2 million of income, compared to $0.03 million of income in the comparative period in 2000. The change is primarily the result of an increase in investment income of $2.3 million, offset by an increase in interest expense of $0.1 million. This increase resulted from higher cash and investment balances from the sale of common stock in the follow-on public offering completed in March 2000.

   Based on the above, we sustained a net loss of $8.3 million in the quarter ended March 31, 2001 as compared to a net loss of $8.0 million in the same period of 2000.

Liquidity and Capital Resources

   As of March 31, 2001, total cash, cash equivalents and investments was $187.9 million, a decrease of $8.9 million as compared to December 31, 2000.

   Net cash used in operations was $4.8 million in the quarter ended March 31, 2001, as compared to $3.7 million in the quarter ended March 31, 2000. This increase is primarily the result of our expanded research efforts for both proprietary and partnered product candidates.

   Cash provided by investing activities was $10.3 million in the quarter ended March 31, 2001, as compared to $0.1 million of cash used in the comparable quarter of 2000, an increase of $10.4 million. This increase is the result of investment maturities totaling $63.5 million offset by reinvestment of $48.4 in securities and reclassification of the remainder of our portfolio as cash equivalents. Capital expenditures were approximately $4.8 million in the quarter ended March 31, 2001, as compared to $0.1 million for the same period in 2000. The increase in capital expenditures is due to the build-out of additional laboratory space at our Tarrytown, New York leased facilities. Capital expenditures are expected to total approximately $20.0 million during calendar year 2001. Of this amount approximately $3.3 million relates to the purchase of a research facility in April 2001.

   Cash provided by financing activities decreased by $189.0 million due to a secondary follow-on stock offering that was completed in the first quarter of the previous year and not repeated in the current year.

   We expect to incur a substantial increase in heparin solution clinical development expenses, as the product candidate continues through its Phase III clinical development. In addition, we also expect to continue expanding development of our other proprietary products, including, but not limited to, oral insulin and sodium cromolyn and continue our ongoing first in-human studies with our heparin tablet formulation. As a result, we expect to continue to incur increasing operating losses and that our cash requirements to fund these losses will increase accordingly. These cash requirements include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, further facilities expansion and outside laboratory fees.

   We expect that cash, cash equivalents, investments and the related projected interest income, along with committed funding from our corporate partners, will be adequate to meet our liquidity requirements for at least the next two years.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. Our investments totaled $187.9 million at March 31, 2001. Approximately $90.0 million of these investments had fixed interest rates, and $97.9 million had interest rates that were variable.

   Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment.
A 100 basis point increase in the March 31, 2001 market interest rates would result in a decrease of approximately $0.2 million in the market values of these investments.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Item 5. OTHER INFORMATION

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 2) and the notes to Emisphere's unaudited financial statements (Item 1) as well as certain oral statements made from time to time by representatives of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (but are not limited to) statements regarding: planned or expected studies and trials of oral formulations that utilize Emisphere's technology; the timing of the development and commercialization of Emisphere's products; potential products that may be developed using Emisphere's technology; the potential market size, advantages or therapeutic uses of Emisphere's products; and the sufficiency of Emisphere's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Emisphere's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of Emisphere's oral heparin product and Emisphere's ability to find a marketing partner to help us commercialize it; prospects for Emisphere's salmon calcitonin product candidate in development with a partner; the viability of Emisphere's product candidates, most of which, other than liquid oral heparin, are in the early stages of development; the need to obtain regulatory approval for Emisphere's liquid oral heparin and other product candidates; Emisphere's dependence on collaborative partners to develop and commercialize products; Emisphere's ability to fund such efforts with or without partners and uncertainty as to the timing and outcome commercialization decisions made by Emisphere's collaborative partners; Emisphere's absence of profitable operations and need for additional capital; Emisphere's dependence on patents and proprietary rights; and other factors described in this Report and Emisphere's Annual Report on Form 10-K for the fiscal year ending July 31, 2000 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

     None

    (b) Reports on Form 8-K

     The following Current Report on Form 8-K was filed during the quarter ended March 31, 2001:

       Current Report on Form 8-K, dated January 30, 2001 reporting of Emisphere's determination to change its fiscal year-end from July 31 to December 31. The report covering the five month transition period beginning August 1, 2000 and ending December 31, 2000 was filed with the Securities and Exchange Commission on March 15, 2001 on a transition report Form 10-Q.

                                   SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001

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