Form 10-Q
period 2001-06-30
EMISPHERE TECHNOLOGIES INC
filed 2001-08-13
CIK 805326

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

  For the quarterly period ended June 30, 2001

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

   The number of shares of the Registrant's common stock, $.01 par value, outstanding as of August 10, 2001 was 17,855,197.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EMISPHERE TECHNOLOGIES, INC.

                                     INDEX

                                                                            Page
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Condensed Consolidated Balance Sheets as of June 30, 2001
          and December 31, 2000...........................................    3
         Condensed Consolidated Statements of Operations for the three
          months and six months ended June 30, 2001 and 2000..............    4
         Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2001 and 2000.............................    5
         Notes to Condensed Consolidated Financial Statements.............    6
 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................    8
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......   11

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings................................................   12
 Item 2. Changes in securities and use of proceeds........................   12
 Item 3. Defaults upon Senior Securities..................................   12
 Item 4. Submission of Matters to a Vote for Security Holders.............   12
 Item 5. Other Information................................................   12
 Item 6. Exhibits and Reports on Form 8-K.................................   13
 SIGNATURES................................................................  14

   All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

Item 1. FINANCIAL STATEMENTS

                          EMISPHERE TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 2001 and December 31, 2000
                       (in thousands, except share data)
                                  (Unaudited)

                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
                          ASSETS
Current assets:
  Cash and cash equivalents............................... $ 23,313   $ 21,626
  Investments.............................................  106,409     67,277
  Receivables and other current assets....................    5,633      5,302
                                                           --------   --------
    Total current assets..................................  135,355     94,205
Equipment and leasehold improvements, net.................   24,950     15,194
Purchased technology, net.................................    7,317      7,598
Investments...............................................   43,919    107,906
Other assets..............................................       60         60
                                                           --------   --------
    Total assets.......................................... $211,601   $224,963
                                                           ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.................. $   7,685  $   3,474
  Deferred revenue.......................................       381      1,363
                                                          ---------  ---------
    Total current liabilities............................     8,066      4,837
Note payable.............................................    26,705     24,846
Deferred liability.......................................     2,228      2,140
                                                          ---------  ---------
    Total liabilities....................................    36,999     31,823
                                                          ---------  ---------
Stockholders' equity:
    Preferred stock, $.01 par value; authorized 1,000,000
     shares; none issued and outstanding.................
    Common stock, $.01 par value; authorized 40,000,000
     shares; issued 17,812,000 shares (17,768,000
     outstanding) as of June 30, 2001, and issued
     17,704,000 shares (17,660,000 outstanding) as of
     December 31, 2000...................................       178        177
  Additional paid-in capital.............................   316,891    315,591
  Note receivable from officer and director..............      (804)      (804)
  Accumulated deficit....................................  (142,108)  (122,288)
  Accumulated other comprehensive income.................       638        657
                                                          ---------  ---------
                                                            174,795    193,333
  Less, common stock held in treasury, at cost; 44,000
   shares................................................      (193)      (193)
                                                          ---------  ---------
    Total stockholders' equity...........................   174,602    193,140
                                                          ---------  ---------
    Total liabilities and stockholders' equity........... $ 211,601  $ 244,963
                                                          =========  =========

    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months and six months ended June 30, 2001 and 2000
                       (in thousands, except share data)
                                  (Unaudited)

                                For the three months     For the six months
                                        ended                   ended
                                      June 30,                June 30,
                                ----------------------  ----------------------
                                   2001        2000        2001        2000
                                ----------  ----------  ----------  ----------
Contract research revenues....  $    1,358  $    2,500  $    2,917  $    2,500
                                ----------  ----------  ----------  ----------
Costs and expenses:
  Research and development....      11,282       6,534      20,674      12,705
  General and administrative
   expenses...................       2,475       1,554       4,401       2,839
  Depreciation and
   amortization...............         910         613       1,665       1,217
                                ----------  ----------  ----------  ----------
                                    14,667       8,701      26,740      16,761
    Operating loss............     (13,309)     (6,201)    (23,823)    (14,261)
                                ----------  ----------  ----------  ----------
Investment income and expense:
  Investment income...........       2,685       3,304       5,862       4,145
  Interest expense............        (932)       (808)     (1,859)     (1,617)
                                ----------  ----------  ----------  ----------
                                     1,753       2,496       4,003       2,528
Net loss......................  $  (11,556) $   (3,705) $  (19,820) $  (11,733)
                                ==========  ==========  ==========  ==========
Net loss per share, basic and
 diluted......................  $    (0.65) $    (0.21) $    (1.12) $    (0.72)
                                ----------  ----------  ----------  ----------
Weighted average shares
 outstanding, basic and
 diluted......................  17,744,000  17,443,000  17,718,000  16,279,000
                                ==========  ==========  ==========  ==========


    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2001 and 2000
                                 (in thousands)
                                  (Unaudited)

                                                           For the six months
                                                             ended June 30,
                                                           -------------------
                                                             2001      2000
                                                           --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................ $(19,820) $ (11,733)
                                                           --------  ---------
    Depreciation and amortization.........................    1,384        935
    Amortization of purchased technology..................      281        281
    Amortization of discount on investments...............      468        --
    Non-cash interest expense.............................    1,859      1,617
    Non-cash compensation.................................       25        --
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Increase in deferred lease liability..................       88         57
    Decrease in deferred revenue..........................     (982)       --
    Increase in receivables and other current assets......     (331)    (1,866)
    Increase in accounts payable and accrued expenses.....    4,130        728
                                                           --------  ---------
      Total adjustments...................................    6,922      1,752
                                                           --------  ---------
        Net cash used in operating activities.............  (12,898)    (9,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of investments...................   86,166        --
  Purchases of investments................................  (61,797)  (124,748)
  Capital expenditures....................................  (11,059)      (292)
                                                           --------  ---------
        Net cash provided by (used in) investing
         activities.......................................   13,310   (125,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options.......................    1,275      2,805
  Proceeds from public stock offering.....................      --     188,143
                                                           --------  ---------
        Net cash provided by financing activities.........    1,275    190,948
                                                           --------  ---------
        Net increase in cash and cash equivalents.........    1,687     55,927
Cash and cash equivalents, beginning of period............   21,626     26,821
                                                           --------  ---------
Cash and cash equivalents, end of period.................. $ 23,313  $  82,748
                                                           ========  =========


    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

   The accompanying unaudited Condensed Consolidated financial statements of Emisphere Technologies, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of Emisphere's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

   In the opinion of management, the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000, Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000, and the Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere's financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 and Transition Report on Form 10-Q for the transition period from August 1, 2000 to December 31, 2000. The December 31, 2000 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

2. Net Loss Per Share

   Net loss per share, basic and diluted, is computed using the weighted average number of shares of Emisphere's common stock outstanding during the period. Had Emisphere been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as an additional 4,867,334 and 4,637,237 shares for the three months ended June 30, 2001 and 2000, respectively, and 4,928,584 and 4,638,237 shares for the six months ended June 30, 2001 and 2000, respectively, relating to outstanding options (after application of the Treasury Stock Method).

3. Comprehensive Loss

   Emisphere's comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss amounted to approximately $10.9 million and $3.6 million for both the three months ended June 30, 2001 and 2000, respectively and to approximately $19.2 million and $11.7 million for both the six months ended June 30, 2001 and 2000, respectively.

4. Future Impact of Recently Issued Accounting Standards

   Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

   Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized; goodwill will be tested for impairment at least annually at the reporting unit level; intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001 and must be applied prospectively.

   Management is currently assessing the future implication of such adoption on the Company's financial statements.

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

Results of Operations

 Three months ended June 30, 2001 compared to three months ended June 30, 2000

   Contract research revenues were $1.4 million in the second quarter of 2001. Revenues for the quarter ended June 30, 2001 related to research and development expense reimbursement primarily under our collaborative agreements with Eli Lilly and Company. Revenues decreased by $1.1 million compared to the second quarter of 2000 in which revenues consisted of a non-recurring $2.5 million license payment from Novartis. Costs of contract research revenues approximate such revenues and are included in research and development expenses.

   Total operating expenses were $14.7 million in the quarter ended June 30, 2001 an increase of $6.0 million, or 69%, as compared to the same period in 2000. The higher operational expenses were primarily due to the integration of the recently acquired research facility in Farmington, CT, expansion of existing laboratory resources, the hiring of additional research personnel and higher clinical spending. This increase was anticipated to advance the pipeline of proprietary and partnered product candidates into and through the clinic. The details of this increase are as follows:

   Research and development costs were $11.3 million in the quarter ended June 30, 2001, an increase of $4.7 million or 73%, as compared to the same period in 2000. This increase is primarily comprised of salaries, PROTECT trial expenses, clinical trial expense, drug acquisition, manufacturing expenses and outside laboratory fees associated with increased activities under collaborative and proprietary development programs and increased scientific staff to support these programs.

   General and administrative expenses were $2.5 million in the quarter ended June 30, 2001, an increase of $0.9 million, or 59%, compared to the same period in 2000. This increase is primarily the result of additional staff, occupancy and patent related costs needed to support our expanded levels of research and development efforts.

   Depreciation and amortization costs were $0.9 million in the quarter ended June 30, 2001, an increase of $0.3 million, or 48%, as compared to the same period in 2000. This increase is mainly the result of amortization expense for leasehold improvements related to additional laboratory and office space made during the twelve months period ended June 30, 2001.

   As a result of the above, our operating loss was $13.3 million in the quarter ended June 30, 2001, an increase of $7.1 million as compared to $6.2 million operating loss for the quarter ended June 30, 2000.

   Other income and expense decreased to approximately $1.8 million of income, as compared to $2.5 million of income in the same period in 2000. The change is primarily the result of a decrease in investment income of $0.6 million in addition to an increase in interest expense of $0.1 million. The decrease in investment income resulted from lower cash and investment balances and lower interest rates.

   Based on the above, we sustained a net loss of $11.6 million in the quarter ended June 30, 2001 as compared to a net loss of $3.7 million in the same period of 2000.

 Six months ended June 30, 2001 compared to Six months ended June 30, 2000

   Contract research revenues were $2.9 million in the first six months of 2001. Revenues for the six months ended June 30, 2001 related to research and development expense reimbursement primarily under our collaborative agreements with Eli Lilly and Company. Revenues recorded in the first six months of 2000 were $2.5 million as described above. Costs of contract research revenues approximate such revenues and are included in research and development expenses.

   Total operating expenses were $26.7 million for the six months ended June 30, 2001 an increase of $10.0 million, as compared to the same period in 2000. The operating expense increase was due to the expansion in research consistent with the quarterly information discussed above. The details of this increase are as follows:

   Research and development costs were $20.7 million for the six months ended June 30, 2001, an increase of $8.0 million or 63%, as compared to the same period in 2000. This increase is primarily comprised of salaries, PROTECT trial expenses, clinical trial expenses, drug acquisition, manufacturing expenses and outside laboratory fees associated with increased activities under collaborative and proprietary development programs and increased scientific staff to support these programs.

   General and administrative expenses were $4.4 million for the six months ended June 30, 2001, an increase of $1.6 million, or 55%, as compared to the same period in 2000. This increase is primarily the result of additional staff, occupancy and patent related expenses needed to support our expanded levels of research and development effort.

   Depreciation and amortization costs were $1.7 million for the six months ended June 30, 2001, an increase of $0.4 million, or 37%, as compared to the same period of 2000. This increase is mainly the result of amortization expense for leasehold improvements related to additional laboratory and office space made during 2000 and the first six months of 2001.

   As a result of the above, our operating loss was $23.8 million for the six months ended June 30, 2001, an increase of $9.6 million as compared to an operating loss of $14.3 million for the six months ended June 30, 2000.

   Other income and expense increased to approximately $4.0 million of income, compared to $2.5 million of income in the same period of 2000. The change is primarily the result of an increase in investment income of $1.7 million, partially offset by an increase in interest expense of $0.2 million. The increase in investment income resulted from higher cash and investment balances from the sale of common stock in the follow-on public offering completed in March 2000.

   Based on the above, we sustained a net loss of $19.8 million for the six months ended June 30, 2001, as compared to a net loss of $11.7 million in the same period of 2000.

   The weighted average shares outstanding for the six-months ended June 30, 2001 were 17.7 million, an increase of 1.4 million shares (9%) over the prior year. This increase in shares resulted primarily from a follow-on offering completed in March 2000.

Liquidity and Capital Resources

   As of June 30, 2001, total cash, cash equivalents and investments was $173.6 million, a decrease of $23.2 million as compared to December 31, 2000.

   Net cash used in operations was $12.9 million in the six months period ended June 30, 2001, as compared to $10.0 million in the six months period ended June 30, 2000. This increase is primarily the result of our expanded research efforts for both proprietary and partnered product candidates.

   Cash provided by investing activities was $13.3 million in the six months period ended June 30, 2001, as compared to $125.0 million of cash used in the same period of 2000. The $138.3 million change mainly resulted from the purchase of investments using the proceeds from the public stock offering. During the six months period ended June 30, 2001 proceeds from matured investments totaled $86.2 million, which were partially offset by reinvestment of $61.8 in securities and reclassification of the remainder as cash equivalents. Capital expenditures amounted to approximately $11.0 million in the six months period ended June 30, 2001, as compared to $0.3 million for the same period in 2000. The increase in capital expenditures is due to the build-out of additional laboratory space at our Tarrytown, New York leased facilities and approximately $3.3 million related to the purchase of the Farmington, Connecticut research facility in April 2001.

   Cash provided by financing activities decreased by $189.7 million due to a secondary follow-on stock offering that was completed in March of the previous year and not repeated in the current year.

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

Future Impact of Recently Issued Accounting Standards

   Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

   Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized; goodwill will be tested for impairment at least annually at the reporting unit level; intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001 and must be applied prospectively.

   Management is currently assessing the future implication of such adoption on the Company's financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. Our investments at market value totaled $150.3 million at June 30, 2001. Approximately $83.4 million of these investments had fixed interest rates, and $66.9 million had interest rates that were variable.

   Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the June 30, 2001 market interest rates would result in a decrease of approximately $0.3 million in the market values of these investments.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

   None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Emisphere amended its Rights Agreement relating to our preferred stock purchase rights entered into on February 23, 1996, between Continental Stock Transfer and Trust Company and Emisphere, by entering into the First Amendment to Rights Agreement dated June 7, 2001 among Mellon Investor Services, LLC, Continental Stock Transfer and Trust Company and Emisphere.

   The First Amendment to Rights Agreement amends our Rights Agreement to reflect the withdrawal of Continental Stock Transfer and Trust Company as Rights Agent, and the appointment of Mellon Investor Services LLC as successor Rights Agent. The First Amendment to Rights Agreement also modifies our Rights Agreement to reflect certain other updating and conforming changes which were approved by our Board of Directors.

Item 3. DEFAULTS UPON SENIOR SECURITIES

   None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Item 5. OTHER INFORMATION

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 2) and the notes to Emisphere's unaudited financial statements (Item 1) as well as certain oral statements made from time to time by representatives of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (but are not limited to) statements regarding: planned or expected studies and trials of oral formulations that utilize Emisphere's technology; the timing of the development and commercialization of Emisphere's products; potential products that may be developed using Emisphere's technology; the potential market size, advantages or therapeutic uses of Emisphere's products; and the sufficiency of Emisphere's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Emisphere's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of Emisphere's oral heparin product and Emisphere's ability to find a marketing partner to help us commercialize it; prospects for Emisphere's salmon calcitonin, recombinant parathyroid hormone, recombinant growth hormone, Axokine, and Daptomycin product candidates; the viability of Emisphere's product candidates, most of which, other than liquid oral heparin, are in the early stages of development; the need to obtain regulatory approval for Emisphere's liquid oral heparin and other product candidates; Emisphere's dependence on collaborative partners to develop and commercialize products; Emisphere's ability to fund such efforts with or without partners and uncertainty as to the timing and outcome commercialization decisions made by Emisphere's collaborative partners; Emisphere's absence of profitable operations and need for additional capital; Emisphere's dependence on patents and proprietary rights; and other factors described in this Report and Emisphere's Annual Report on Form 10-K for the fiscal year ending July 31, 2000 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors".

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

 Exhibit Number Description of Exhibit
 -------------- ----------------------
    3.1         Restated Certificate of Incorporation of Emisphere dated June
                13, 1997, as amended by the Certificate of Amendment dated
                February 5, 1999 (filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, filed on March 16, 1999).
    3.2         By-Laws of Emisphere, as amended December 7, 1998 (filed as
                Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the
                quarterly period ended January 31, 1999, filed on March 16,
                1999).

   (b) Reports on Form 8-K

     None

                                   SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001

                                          Emisphere Technologies, Inc.

                                          /s/ Michael M. Goldberg
                                          -------------------------------------
                                             Michael M. Goldberg
                                             Chairman, President and Chief
                                             Executive Officer

                                          /s/ Friedrich K. Pfetsch
                                          -------------------------------------
                                             Friedrich K. Pfetsch
                                             Controller and Chief Accounting
                                             Officer
                                             (Principal Accounting Officer)