Form 10-Q
period 2001-09-30
EMISPHERE TECHNOLOGIES INC
filed 2001-11-13
CIK 805326

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from     to

                        Commission File Number 1-10615

                               -----------------

                         EMISPHERE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                       13-3306985
                --------                       ----------
       (State or jurisdiction of            (I.R.S. Employer
     incorporation or organization)      Identification Number)

      765 Old Saw Mill River Road                10591
                                                 -----
          Tarrytown, New York                  (Zip Code)
          -------------------
(Address of principal executive offices)

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

   The number of shares of the Registrant's common stock, $.01 par value, outstanding as of November 9, 2001 was 17,738,951.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    EMISPHERE TECHNOLOGIES, INC.

                                                Index
                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

      Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000..........   3

      Condensed Consolidated Statements of Operations for the three months and nine months ended
        September 30, 2001 and 2000.................................................................   4

      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
        2001 and 2000...............................................................................   5

      Notes to Condensed Consolidated Financial Statements..........................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......   8

Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................  11

PART II. OTHER INFORMATION

Item 5. Other Information...........................................................................  12

Item 6. Exhibits and Reports on Form 8-K............................................................  12

SIGNATURES..........................................................................................  13

   All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

Item 1. FINANCIAL STATEMENTS

                         EMISPHERE TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   September 30, 2001 and December 31, 2000
                       (in thousands, except share data)
                                  (Unaudited)

                                                                                  September 30, December 31,
                                                                                      2001          2000
                                                                                  ------------- ------------
                                  A S S E T S
Current assets:
   Cash and cash equivalents.....................................................   $  71,747    $  21,626
   Investments...................................................................      24,234       67,277
   Receivables and other current assets..........................................       4,137        5,302
                                                                                    ---------    ---------
       Total current assets......................................................     100,118       94,205
Equipment and leasehold improvements, net........................................      27,409       15,194
Purchased technology, net........................................................       7,176        7,598
Investments......................................................................      65,993      107,906
Other assets.....................................................................          63           60
                                                                                    ---------    ---------
       Total assets..............................................................   $ 200,759    $ 224,963
                                                                                    ---------    ---------
      L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
Current liabilities:
   Accounts payable and accrued expenses.........................................   $  13,433    $   3,474
   Deferred revenue..............................................................          18        1,363
                                                                                    ---------    ---------
       Total current liabilities.................................................      13,451        4,837
Note payable.....................................................................      27,709       24,846
Deferred liability...............................................................       2,181        2,140
                                                                                    ---------    ---------
       Total liabilities.........................................................      43,341       31,823
                                                                                    ---------    ---------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and
     outstanding.................................................................          --           --
   Common stock, $.01 par value; authorized 40,000,000 shares; issued
     17,956,000 shares (17,745,000 outstanding) as of September 30, 2001, and
     issued 17,704,000 shares (17,660,000 outstanding) as of December 31, 2000...         180          177
   Additional paid-in capital....................................................     318,653      315,591
   Note receivable from officer and director.....................................        (804)        (804)
   Accumulated deficit...........................................................    (159,148)    (122,288)
   Accumulated other comprehensive income........................................       1,650          657
                                                                                    ---------    ---------
                                                                                      160,531      193,333
Less, common stock held in treasury, at cost; 211,000 shares.....................      (3,113)        (193)
                                                                                    ---------    ---------
       Total stockholders' equity................................................     157,418      193,140
                                                                                    ---------    ---------
       Total liabilities and stockholders' equity................................   $ 200,759    $ 224,963
                                                                                    =========    =========

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three months and nine months ended September 30, 2001 and 2000
                (in thousands, except share and per share data)
                                  (Unaudited)

                                        For the three months ended For the nine months ended
                                              September 30,              September 30,
                                        -------------------------  ------------------------
                                            2001         2000         2001         2000
                                        -----------   -----------  -----------  -----------
Contract research revenues............. $       727   $     2,359  $     3,644  $     4,859
                                        -----------   -----------  -----------  -----------
Costs and expenses:
   Research and development............      14,954         5,240       35,628       17,945
   General and administrative expenses.       2,625         1,668        7,026        4,507
   Depreciation and amortization.......       1,173           658        2,838        1,875
                                        -----------   -----------  -----------  -----------
                                             18,752         7,566       45,492       24,327
                                        -----------   -----------  -----------  -----------
       Operating loss..................     (18,025)       (5,207)     (41,848)     (19,468)
                                        -----------   -----------  -----------  -----------
Investment income and expense:
   Investment income...................       1,989         3,789        7,851        7,934
   Interest expense....................      (1,004)         (808)      (2,863)      (2,425)
                                        -----------   -----------  -----------  -----------
                                                985         2,981        4,988        5,509
Net loss............................... $   (17,040)  $    (2,226) $   (36,860) $   (13,959)
                                        ===========   ===========  ===========  ===========
Net loss per share, basic and diluted.. $     (0.96)  $     (0.13) $     (2.08) $     (0.83)
                                        -----------   -----------  -----------  -----------
Weighted average shares outstanding,
basic and diluted......................  17,817,000    17,604,000   17,759,000   16,720,000
                                        ===========   ===========  ===========  ===========


    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 2001 and 2000
                                (in thousands)
                                  (Unaudited)

                                                                                For the nine months ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                   2001          2000
                                                                                 --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.................................................................... $(36,860)     $ (13,959)
                                                                                 --------      ---------
   Adjustments to reconcile net loss to net cash used in operating activities:.
       Depreciation and amortization...........................................    2,415          1,453
       Amortization of purchased technology....................................      422            422
       Amortization of discount on investments.................................      360             --
       Non-cash interest expense...............................................    2,863          2,400
       Non-cash compensation...................................................        7             --
   Changes in assets and liabilities:..........................................
       Increase in deferred lease liability....................................       41             89
       (Decrease) increase in deferred revenue.................................   (1,345)         2,000
       Decrease (increase) in receivables and other current assets.............    1,162         (3,488)
       Increase (decrease) in accounts payable and accrued expenses............    8,767           (953)
                                                                                 --------      ---------
          Total adjustments....................................................   14,692          1,923
                                                                                 --------      ---------
              Net cash used in operating activities............................  (22,168)       (12,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investments.......................................  182,839         96,375
   Purchases of investments....................................................  (97,250)      (269,646)
   Capital expenditures........................................................  (14,427)        (2,870)
                                                                                 --------      ---------
       Net cash provided by (used in) investing activities.....................   71,162       (176,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options...........................................    3,058          3,313
   Stock repurchase............................................................   (1,931)            --
   Proceeds from public stock offering.........................................       --        188,143
                                                                                 --------      ---------
       Net cash provided by financing activities...............................    1,127        191,456
                                                                                 --------      ---------
       Net increase in cash and cash equivalents...............................   50,121          3,279
Cash and cash equivalents, beginning of period.................................   21,626         26,821
                                                                                 --------      ---------
Cash and cash equivalents, end of period....................................... $ 71,747      $  30,100
                                                                                 ========      =========
Supplemental disclosure of non-cash investing and financing activities:
   Capital expenditures in accounts payable.................................... $    203             --
   Stock repurchase in accounts payable........................................      989             --


     The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

   The accompanying unaudited Condensed Consolidated financial statements of Emisphere Technologies, Inc. ("Emisphere", the "Company", "we", "us" or "our") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of Emisphere's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

   In the opinion of management, the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000, Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000, and the Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere's financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 and Transition Report on Form 10-Q for the transition period from August 1, 2000 to December 31, 2000. The December 31, 2000 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

2. Net Loss Per Share

   Net loss per share, basic and diluted, is computed using the weighted average number of shares of Emisphere's common stock outstanding during the period. Had Emisphere been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share, as well as an additional 4,792,919 and 4,461,699 shares for the three months ended September 30, 2001 and 2000, respectively, and 4,749,919 and 4,625,299 shares for the nine months ended September 30, 2001 and 2000, respectively, relating to outstanding options (after application of the Treasury Stock Method).

3. Comprehensive Loss

   Emisphere's comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss amounted to approximately $16.0 million and $2.3 million for the three months ended September 30, 2001 and 2000, respectively and approximately $35.2 million and $14.0 million for the nine months ended September 30, 2001 and 2000, respectively.

4. Repurchase of Common Stock

   Emisphere repurchased 167,500 shares of its outstanding common stock at an average price of $17.44 per share during September 2001 and 32,600 shares at an average price of $20.67 per share during October 2001. The shares are being held as treasury stock and the Company intends to use the shares for general corporate purposes in the future.

5. Future Impact of Recently Issued Accounting Standards

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

   The Financial Accounting Standards Board recently issued FASB Statement No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. The objectives of FAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation (ARO) and its associated asset retirement cost. FAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002

   The Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

   Management does not expect that the adoption of FAS 141, FAS 142, FAS 143, or FAS 144 will have a material impact on the Emisphere's financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended, as well as oral statements made from time to time by representatives of the Company. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Emisphere to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those factors referenced in Item 5 of this quarterly report. Emisphere encourages you to read all statements in this quarterly report in conjunction with Item 5.

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

Results of Operations

  Three months ended September 30, 2001 compared to three months ended September 30, 2000

   Contract research revenues were $0.7 million in the third quarter of 2001. Revenues for the quarter ended September 30, 2001 related to research and development expense reimbursement under our collaborative agreements with Eli Lilly and Company and other partners. Revenues decreased by $1.6 million in the quarter due to a non-recurring $2.2 million payment related to the Forteo(TM) development collaboration with Lilly recognized in the third quarter of last year. This decrease was partially offset by an increase of $0.6 million in collaboration revenue from Eli Lilly and Company and other partners in the third quarter of 2001 as compared to the third quarter of 2000. Costs of contract research revenues approximate such revenues, excluding the $2.2 million in 2000, and are included in research and development expenses.

   Total operating expenses were $18.8 million in the quarter ended September 30, 2001 an increase of $11.2 million, or 148%, as compared to the same period in 2000. The higher operational expenses were primarily due to a large increase in clinical trial expenses related to our Phase III Oral Liquid Heparin and other Phase I clinical trial expense, integration of the recently acquired research facility in Farmington, CT, expansion of existing laboratory resources, and the hiring of additional research personnel. This increase is anticipated to advance the pipeline of proprietary and partnered product candidates into and through the clinic. The details of this increase are as follows:

   Research and development costs were $15.0 million in the quarter ended September 30, 2001, an increase of $9.7 million or 185%, as compared to the same period in 2000. This increase is primarily comprised of salaries, PROTECT trial expenses and other clinical trial expenses, drug acquisition, manufacturing expenses and outside laboratory fees associated with increased activities under our collaborative and proprietary development programs and increased scientific staff to support these programs.

   General and administrative expenses were $2.6 million in the quarter ended September 30, 2001, an increase of $1.0 million, or 57%, compared to the same period in 2000. This increase is primarily the result of additional staff, occupancy and patent related costs needed to support our expanded levels of research and development efforts.

   Depreciation and amortization costs were $1.2 million in the quarter ended September 30, 2001, an increase of $0.5 million, or 78%, as compared to the same period in 2000. This increase is mainly the result of amortization expense for leasehold improvements related to additional laboratory and office space added during the twelve month period ended September 30, 2001.

   As a result of the above, our operating loss was $18.0 million in the quarter ended September 30, 2001, an increase of $12.8 million for the quarter ended September 30, 2000.

   Other income and expense decreased to approximately $1.0 million of income, as compared to $3.0 million of income in the same period in 2000. The change is primarily the result of a decrease in investment income of $1.8 million in addition to an increase in interest expense of $0.2 million. The decrease in investment income resulted from lower cash and investment balances and lower interest rates.

   Based on the above, we sustained a net loss of $17.0 million in the quarter ended September 30, 2001 as compared to a net loss of $2.2 million in the same period of 2000.

  Nine months ended September 30, 2001 compared to Nine months ended September 30, 2000

   Contract research revenues were $3.6 million in the first nine months of 2001. Revenues for the nine months ended September 30, 2001 related to research and development expense reimbursement primarily under our collaborative agreements with Eli Lilly and Company and other collaborators. Revenues recorded in the first nine months of 2000 were $4.9 million and included a non-recurring $2.2 million payment related to the Forteo(TM) development collaboration with Lilly. Costs of contract research revenues approximate such revenues, excluding the $2.2 million in 2000, and are included in research and development expenses.

   Total operating expenses were $45.5 million for the nine months ended September 30, 2001 an increase of $21.2 million, as compared to the same period in 2000. The operating expense increase was due to the expansion in research consistent with the quarterly information discussed above. The details of this increase are as follows:

   Research and development costs were $35.6 million for the nine months ended September 30, 2001, an increase of $17.7 million or 99%, as compared to the same period in 2000. This increase is primarily comprised of salaries, PROTECT trial expenses and other clinical trial expenses, drug acquisition, manufacturing expenses and outside laboratory fees associated with increased activities under our collaborative and proprietary development programs and increased scientific staff to support these programs.

   General and administrative expenses were $7.0 million for the nine months ended September 30, 2001, an increase of $2.5 million, or 56%, as compared to the same period in 2000. This increase is primarily the result of additional staff, occupancy and patent related expenses needed to support our expanded levels of research and development effort.

   Depreciation and amortization costs were $2.8 million for the nine months ended September 30, 2001, an increase of $1.0 million, or 51%, as compared to the same period of 2000. This increase is mainly the result of amortization expense for leasehold improvements related to additional laboratory and office space made during 2000 and the first nine months of 2001.

   As a result of the above, our operating loss was $41.8 million for the nine months ended September 30, 2001, an increase of $22.4 million, for the nine months ended September 30, 2000.

   Other income and expense decreased to approximately $5.0 million of income, as compared to $5.5 million of income in the same period of 2000. The change is primarily the result of an increase in interest expense of $0.4 million partially offset by a decrease in investment income of $0.1 million. The decrease in investment income resulted from lower cash and investment balances and lower interest rates.

   Based on the above, we sustained a net loss of $36.9 million for the nine months ended September 30, 2001, as compared to a net loss of $14.0 million in the same period of 2000.

   The weighted average shares outstanding for the nine-months ended September 30, 2001 were 17.8 million, an increase of 1.0 million shares, or 6%, over the prior year. This increase in shares reflects the follow-on offering of 2.7 million shares completed in March 2000.

Liquidity and Capital Resources

   As of September 30, 2001, total cash, cash equivalents and investments was $162.0 million, a decrease of $34.8 million as compared to December 31, 2000.

   Net cash used in operations was $22.1 million in the nine months period ended September 30, 2001, as compared to $12.0 million in the nine months period ended September 30, 2000. This increase is primarily the result of our expanded research efforts for both proprietary and partnered product candidates and clinical trial expenses.

   Cash provided by investing activities was $71.2 million in the nine months period ended September 30, 2001, as compared to $176.1 million of cash used in the same period of 2000. The $247.3 million change mainly resulted from the maturity of investments in the current period and purchases of investments using the proceeds from a public stock offering during the prior period. During the nine months period ended September 30, 2001, proceeds from matured investments totaled $182.8 million, which were partially offset by reinvestment of $97.2 in securities and reclassification of the remainder as cash equivalents. Capital expenditures amounted to approximately $14.4 million in the nine months period ended September 30, 2001, as compared to $2.9 million for the same period in 2000. The increase in capital expenditures is due to the build-out of additional laboratory space at our Tarrytown, New York leased facilities and approximately $3.3 million related to the purchase of the Farmington, Connecticut research facility in April 2001.

   Cash provided by financing activities decreased by $190.3 million due to a secondary follow-on stock offering that was completed in March of the previous year and not repeated in the current year.

   We expect to incur a substantial increase in heparin solution clinical development expenses, as the product candidate continues through its Phase III clinical development. In addition, we also expect to continue expanding development of our other proprietary products, including, but not limited to, oral insulin and sodium cromolyn and continue our ongoing first in-human studies with our heparin tablet formulation. As a result, we expect to continue to incur increasing operating losses and that our cash requirements to fund these losses will increase accordingly. These cash requirements include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, further facilities expansion, outside laboratory fees and clinical trial expense.

   We project that cash, cash equivalents, investments and the related projected interest income, along with committed funding from our corporate partners, will be adequate to meet our liquidity requirements for the next two years.

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

   The Financial Accounting Standards Board recently issued FASB Statement No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. The objectives of FAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation (ARO) and its associated asset retirement cost. FAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002.

   The Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

   Management does not expect that the adoption of FAS 141, FAS 142, FAS 143, or FAS 144 will have a material impact on the Emisphere's financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. Treasury notes, commercial paper and corporate notes. Our investments at market value totaled $90.2 million at September 30, 2001. Approximately $47.5 million of these investments had fixed interest rates, and $42.7 million had interest rates that were variable.

   Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the September 30, 2001 market interest rates would result in a decrease of approximately $1.0 million in the market values of these investments.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits


Exhibit
Number  Description of Exhibit
------  ----------------------

  3.1   Restated Certificate of Incorporation of Emisphere, dated June 13, 1997, as amended by the
        Certificate of Amendment dated February 5, 1999 (filed as Exhibit 3(i) to the Quarterly Report on
        Form 10-Q for the quarterly period ended January 31, 1999, filed on March 16, 1999).

  3.2   By-Lawsof Emisphere, as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, filed on March 16, 1999).

   (b) Reports on Form 8-K

      None

                                  SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: November 13, 2001 EMISPHERE TECHNOLOGIES, INC.
                             /S/ FREDRICK D. COBB
                             ------------------------------------------
                                Fredrick D. Cobb
                                General Manager Finance and Accounting
                                Financial Officer
                             /S/ FRIEDRICH K. PFETSCH
                             ------------------------------------------
                                Friedrich K. Pfetsch
                                Controller and Chief Accounting Officer
                                (Principal Accounting Officer)