Form 10-K405
period 2001-12-31
EMISPHERE TECHNOLOGIES INC
filed 2002-04-01
CIK 805326

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
   For the year ended December 31, 2001

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 22, 2002, the aggregate market value of registrant's common stock held by non-affiliates was approximately $305,000,000, based on a closing sale price of $17.09 per share and 17,828,250 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

================================================================================

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements under the captions "Business" (Item 1) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item
7), the notes to our audited financial statements (Item 8) and elsewhere in this Annual Report on Form 10-K, as well as statements made from time to time by our representatives may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding: planned or expected studies and trials of oral formulations that utilize our technology; the timing of the development and commercialization of our products; potential products that may be developed using our technology; the potential market size, advantages or therapeutic uses of our products; and the sufficiency of our available capital resources to meet our funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and the other factors discussed in connection with any forward-looking statements.

                                    Part I

ITEM 1.  BUSINESS

Overview

   Emisphere Technologies, Inc. is a biopharmaceutical company that has taken a leadership position in solving one of the most challenging technical hurdles in the pharmaceutical industry--the oral delivery of medicines, which, for a variety of reasons, cannot be offered to patients directly in an oral form. We have pioneered the oral delivery of otherwise injectable drugs, including proteins, peptides, polysaccharides and other compounds not currently deliverable by oral means. These drugs present challenges for oral delivery because they are often large molecules (macromolecules), which are inactivated in the gastrointestinal tract, have limited ability to cross cell membranes and generally cannot be delivered orally.

   Sales of therapeutic protein medicines totaled $17 billion in 1999 and are estimated to be over $32.5 billion by 2005. Most of these drugs are currently delivered by injection. Injections are undesirable for numerous reasons including patient discomfort, inconvenience and risk of infection. Poor patient acceptance of, and compliance with, injectable therapies can lead to increased incidence of medical complications and higher healthcare costs. While many medications are taken orally, all proteins and other large or highly charged molecules are not administered this way because they degrade in the stomach or intestine before they can be absorbed into the bloodstream. We believe that our oral drug delivery technology provides an important competitive advantage in the delivery of macromolecules compared with the current alternatives.

   Oral delivery is the preferred delivery modality as compared to other routes of drug administration including injection. Patient acceptance of and adherence to a dosing regimen is higher among orally deliverable medications when compared to injectables. To date, alternatives to injection including, respiratory, nasal and transdermal delivery have been considered commercially unattractive due to low natural bioavailability--the amount of drug absorbed from the delivery site into the bloodstream (thereby also often not delivering optimal amounts to the target organ).

   Currently, we have several product candidates in preclinical and clinical development across a broad range of therapeutic areas including, cardiovascular, osteoporosis, growth disorders, diabetes, asthma/allergies, obesity and anti-infectives. Our most advanced program is an oral heparin solution which began Phase III clinical trials in late 1999, and which is currently being self-developed. At the end of February 2002, with our oral heparin family of product candidates counting as one, we have six product candidates, or eight formulations in clinical trials using our unique carrier technology.

The Company

   We were originally founded as Clinical Technologies Associates, Inc. in 1986 by a group of physicians and scientists at New York University and the City University of New York. The original technology was focused on amino-acid microspheres for the oral delivery of both proteins and non-protein drugs. Under the Clinical Technologies Associates, Inc. moniker, we went public in 1989, listed on Nasdaq, under the ticker, "CTAI". In the early 1990's, our strategic focus was narrowed and our efforts were redirected exclusively to developing our oral drug delivery technology. In 1992, we changed our name to Emisphere Technologies, Inc.

   In 1994, we discovered our delivery agent for heparin, a well-known and highly prescribed anticoagulant/antithrombotic agent that is currently administered only as an injection. In 1997, we discovered a second delivery agent, which demonstrated efficiency in preclinical testing for the delivery of our lead product, oral heparin.

   In 1996, we formed a joint venture with Elan Pharmaceuticals, plc for the development of oral heparin. In July 1999, we reacquired all product, marketing and technology rights for our heparin products from Elan Corporation, plc. We based this decision on the belief that at this stage of development, complete ownership and control of our products in development allowed for more rapid clinical development and commercialization.

   In February 1997, we formed a strategic alliance with Eli Lilly & Company ("Lilly") for the development of oral formulations of recombinant parathyroid hormone (PTH 1-34, or teraparatide) for the treatment of osteoporosis and recombinant human growth hormone (rhGH, or somatropin) for treatment of growth disorders. In March 1998, Lilly executed license agreements for both proteins and we received a $4.0 million milestone payment. In June 2000, we executed a follow-on agreement with Lilly to develop oral parathyroid hormone, and oral human growth hormone. Emisphere and Lilly continue to collaborate further to bring oral forms of parathyroid hormone and recombinant growth hormone into and through clinical testing. We entered an oral formulation of parathyroid hormone into the clinic with Lilly in late 2001 and in June 2000 and we received a $2 million milestone payment for the selection of the EMISPHERE(R) carrier. Upon entrance of the oral parathyroid hormone formulation into the clinic, Lilly is responsible for all further development costs for oral parathyroid hormone. Emisphere is responsible for the clinical testing through first human dosing of an oral formulation of human growth hormone. However, Lilly is reimbursing Emisphere for its costs, and will be responsible for all clinical development costs thereafter. We plan to enter rhGH into first human dosing (Phase I clinical testing) with Lilly in 2002.

   In December 1997, we entered into a collaboration agreement with Novartis Pharma AG (Novartis) to develop oral formulations of salmon calcitonin (used in the treatment of osteoporosis). In February 2000, Novartis executed a license agreement for the development of an oral form of salmon calcitonin. In March 2000, Novartis paid Emisphere $2.5 million to obtain an option to use our technology for a second compound.

   In March 2000, Regeneron Pharmaceuticals, Inc. established a collaboration agreement with us for the development of an oral form of ciliary neutrophic factor (CNTF), which is under development as an injectable by Regeneron as AXOKINE(TM), for use in the treatment of obesity.

   In June 2000, DuPont Pharmaceuticals Company (the pharmaceutical division of E.I. du Pont de Nemours and Company, the Dupont Companies, announced a non-binding letter of intent with us for the development and marketing of oral heparin. In July of 2000, Dupont announced the appointment of a non-executive chairman of the board of DuPont Pharmaceuticals Company to evaluate various strategic alternatives for the pharmaceuticals business, including its potential sale. In December of 2000, the Dupont Companies issued an announcement approving the intent to separate the pharmaceutical business from Dupont. Based on the uncertainty of the fate of the pharmaceutical business, we announced in May 2001 that we elected to withdraw from the letter of intent with DuPont Pharmaceuticals Company regarding the potential product alliance. Following our announcement, Bristol-Myers Squibb Company announced on June 7, 2001, the acquisition of this division for $7.8 billion. We continue to have discussions with potential partners for the marketing and/or development of our oral heparin products.

   In November 2000, Cubist Pharmaceuticals, Inc. established a collaboration agreement with us for the development of an oral form of daptomycin which is under development as an injectable by Cubist as CIDECIN(R) for use in the treatment of serious or life-threatening soft skin tissue infections.

   Throughout 2001, our clinical development pace quickened as we continued our strategic shift from fundamental research and technology licensing, to identifying additional therapeutic compounds that address large markets. Specifically, we gained momentum by entering our self-developed product candidates into and through the clinic for human testing. Specifically, we began human testing (clinical trials) with additional oral formulations related to our existing oral heparin program (heparin tablets), and with oral formulations for new therapeutic programs (e.g., insulin and cromolyn sodium). Our goal in 2002 continues to be to develop these oral product candidates through at least Phase I trials and then evaluate the option of establishing relationships with partners to complete the development and commercialization of these candidates.

Business Strategy

   Our objective is to be the leader in developing orally administered formulations of therapeutic macromolecules and other compounds currently available only by injection. Our business strategy includes:

  . entering into strategic alliances with pharmaceutical partners who have marketed products or compounds in development that would benefit from our oral delivery technology

  .   pursuing new product opportunities by:

      -- identifying additional therapeutic compounds (preferably already approved for use) that address large markets;

      -- developing compounds that we already have demonstrated to be orally deliverable in animals by performing proof of concept in man;

      -- further developing products through Phase I or Phase II studies using an EMISPHERE(R) carrier; and

      -- establishing relationships with partners to complete the development and commercialization of these products.

   Though we intend to collaborate with leading pharmaceutical and biotechnology companies, we will also strategically select how far to develop our own product candidates depending on the risk level and cost benefits.

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

   Drug delivery technologies can provide pharmaceutical companies with an avenue for developing new products, as well as for extending existing drug franchises. Drug delivery companies can also apply their technologies to off-patent products to develop on their own.

   We believe focusing on drug delivery of existing drugs to be less risky than attempting to discover new drugs, because the product development risk is lower. On average, it takes 15 years in the U.S. for an experimental drug to progress from the laboratory to use in patients. It has been estimated that this process now costs $800 million on average.

   By contrast, therapeutics that could be optimized through alternative delivery, but already have large established markets for which there is an established medical need, are targets for the drug delivery industry. Doctors, therefore, are familiar with these drugs and are accustomed to prescribing them. The product candidates we typically target have been through the regulatory process demonstrating safety and efficacy and are already on the market. Our estimated cost of developing a carrier through first human studies is less than $4.0 million, and it typically takes less than two years.

   In addition, focusing on drug delivery compared to drug discovery allows us to form a number of collaborations to deliver a wide variety of medicines without limiting rights to use our proprietary technology with additional drug product opportunities.

Delivery of Macromolecule Medicines

   The size of most macromolecules makes penetration of the skin inefficient or ineffective. Passive transdermal delivery using "patch" technology for macromolecules has not been successful to date since the skin is naturally impermeable to macromolecules. We are currently not aware of any macromolecule drugs, which have been approved for marketing in the United States utilizing patch technology. Some peptides and proteins can be transported across the skin barrier into the bloodstream using high-pressure "needle-less" injection devices. The devices, which inject proteins like human growth hormone through the skin into the body, have been available for many years. However, we believe these devices have not been well accepted due to patient discomfort, relatively high cost, and the inconvenience of placing the drugs into the device.

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

   Pulmonary delivery of systemic drugs is emerging as a delivery route for large molecules. The lungs are highly absorptive, providing a potential route for difficult to deliver drugs. While local delivery to the lungs of respiratory drugs is common, systemic delivery of macromolecule drugs requires new formulations and delivery technologies to achieve efficient, reproducible dosing. Long-term safety for certain compounds such as insulin, has yet to be established. In addition, while pulmonary devices may be amenable to a limited number of compounds, we believe that the total efficiency of pulmonary systems is generally not high enough to become commercially feasible for systemic delivery of most macromolecule drugs.

   Buccal delivery (through the cheek wall) is also emerging as a delivery route for large molecules. This is sometimes considered "oral delivery" when referenced because of the site of application, but it is not truly an oral therapeutic option, due to the fact that buccally delivered drugs are not swallowed and absorbed in the gastrointestinal tract, but are absorbed through the local tissue into the systemic circulation. Like the pulmonary route, long-term safety for insulin, has yet to be established.

   All four delivery routes are not optimal for treating many disease states (i.e., diabetes) if the key to effective therapy is first reaching a specific target organ, like the liver.

   To date, the most practical and efficient route of macromolecules administration, particularly recombinant proteins, has, therefore, been injections. Drug injections that require administration in hospitals or doctors' offices can be expensive and inconvenient to patients. Many patients find self-injectable therapies unpleasant. As a result, injectable therapies for many chronic and subchronic diseases meet with varying degrees of patient acceptance and compliance with prescribed dosing regimens. Poor acceptance and compliance can lead to increased incidence of medical complications and potentially higher health-care costs. In addition, some elderly, infirm or pediatric patients cannot administer their own injections and require assistance, thereby increasing both inconvenience to these patients and the cost of therapy.

Emisphere's Oral Drug Delivery Technology

   Our oral drug delivery technology is based upon proprietary, synthetic chemical compounds that facilitate the transport of therapeutic macromolecules and other compounds, across biological membranes, such as in the small intestine. Our proprietary oral drug delivery agents, also known as our "carriers", or EMISPHERE(R) carriers, represent a broad-based technology platform. Our carriers, which use the body's natural transport process, allow macromolecules to cross membranes and yet remain therapeutically active. Under physiological conditions, drug molecules naturally exist in many different shapes, or "conformations." Some of these conformations can be transported across the cell membranes. Once the drug crosses the membrane, the carrier dissociates from the drug and the drug reestablishes its natural distribution of conformations, ensuring that the delivered drug molecules are in their therapeutically active state.

   Our system maintains the biological effects of the drug through oral delivery by overcoming four potential obstacles.


Obstacle One:
                      The high acid content and enzymes of the digestive tract degrades most macromolecules well before they can be absorbed into the bloodstream.

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

Key Characteristics of Emisphere's Platform Technology

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

   Versatility of formulation: We believe that various types of oral formulations, including suspensions, tablets and capsules, can be created; and

   Ease of manufacture: The technology and manufacturing equipment required to produce our carrier material in commercial quantities are readily available and easily scalable.

Advances to the Platform Technology Made in 2001

   We continue to make a substantial investment in research and development to maintain our technological leadership position in oral drug delivery.

   In March of 2000, we initiated and completed a Phase I safety and tolerability study in healthy subjects of oral heparin in a capsule using the EMISPHERE carrier "SNAC" (Sodium N[8(2-hydroxybenzoyl)amino] caprylate), our delivery agent currently in Phase III development with our oral heparin solution formulation. Preliminary clinical data indicated that SNAC enabled adequate oral delivery from the capsule dosage form. Data generated from preclinical studies demonstrated that "SNAD" (Sodium N-[10-(2 hydroxybenzoyl)amino] decanoate) was an effective EMISPHERE carrier for delivering solid forms of heparin, with a comparable safety profile when compared to SNAC. In January 2001, we announced that the Investigational New Drug application (IND) submitted to the United States Food and Drug Administration (FDA) for testing oral heparin in a tablet solid dosage form was accepted using the EMISPHERE(R) carrier, SNAD.

   However, we recently have also moved forward with the development of a tablet formulation with the EMISPHERE carrier, SNAC, as part of our efforts to develop the oral solid dosage form. Heparin represents a significant formulation challenge for our oral delivery technology in that the potency of heparin is significantly lower than all other macromolecules we are developing. As a result, the combination of heparin plus our carrier represents 1.9 grams to 2.75 grams before any excipients. With the addition of excipients, the tablet burden on patients could be excessive. We have efforts underway to decrease the volume of material to achieve a more patient friendly dosage form. We believe reducing the volume of both carrier and drug will provide us with the most patient preferred and commercially viable solid dosage form. Our efforts to explore optimizing an oral solid heparin formulation are ongoing.

   For all other materials tested, we are evaluating principally capsule and tablet dosage forms, except for indications in the elderly or pediatric patient populations, which may benefit from the availability of a solution dosage form.

   During 2001, we conducted human studies which demonstrated successful absorption using our drug delivery technology with additional oral product candidates in new therapeutic categories. For example, we developed an EMISPHERE carrier selected for insulin, which successfully completed Phase I studies in healthy human subjects. We began testing the safety and tolerability of this oral insulin formulation in Type II diabetic patients in October 2001. Also, an oral formulation of cromolyn sodium, which completed a Phase I study in November 2001, demonstrated absorption using an EMISPHERE carrier. Subsequent Phase I and Phase II testing will use an EMISPHERE carrier selected for cromolyn sodium. In 2002, we will be progressing with oral insulin and oral cromolyn sodium in patient testing.

Carrier Library

   We have designed and synthesized a library of over 1,500 carriers and evaluated them for their ability to facilitate the delivery of therapeutic macromolecules and other compounds across biological membranes without altering the activity of these molecules. Our technology offers the pharmaceutical industry a relatively inexpensive route to generate significant new product opportunities. Beyond enabling the oral delivery of heparin, insulin, parathyroid hormone, cromolyn and salmon calcitonin in humans, this technology has demonstrated oral delivery in a variety of over 40 other compounds--among them human growth hormone, erythropoietin and deferoxamine--in animals.

Product Candidates Currently in Development

   The following table sets forth, for both Emisphere's partnered development programs and Emisphere's programs available for partnering, the drugs currently in development, the indication(s) for each particular drug, its present stage of clinical development and, with respect to Emisphere's partner development programs, the identity of Emisphere's corporate partner for each drug, as disclosed in prior public documentation by one or both parties, by way of contractual and/or licensing agreement.

Therapeutic Areas             Product Candidate              Status*                  Partner
-----------------         -------------------------- ------------------------ -----------------------
Cardiovascular            Oral Heparin Solution Dose Phase III                Self-developed
                          Oral Heparin Solid Doses   Phase I                  Self-developed
                          Oral LMWH Solid Dose       Phase I                  Self-developed
                          Oral LMWH Solution Dose    Pre-clinical             Self-developed

Osteoporosis              Oral Salmon Calcitonin     Phase II                 Novartis Pharma AG
                          Oral Recombinant           Phase I                  Eli Lilly & Co.
                          Parathyroid Hormone
                          (teraparatide; PTH 1-34)

Growth Disorders          Oral Recombinant Human     Pre-clinical             Eli Lilly & Co.
                          Growth Hormone
                          (somatropin)

Diabetes                  Oral Insulin               Phase I-II               Self-developed

Asthma/Allergies          Oral Cromolyn Sodium       Phase I-II               Self-developed

Obesity                   Oral Ciliary Neutrophic    Pre-clinical             Regeneron
                          Growth Factor (CNTF)                                Pharmaceuticals, Inc.

Anti-infectives           Oral Daptomycin            Pre-clinical             Cubist Pharmaceuticals,
                                                                              Inc.

Various Therapeutic Areas Various Candidates         Pre-clinical/Feasibility

--------
*  Development Status Explanations:
  . Pre-clinical--Investigate safety of product candidate in a controlled laboratory environment; establish activity in standard animal model.
  . Phase I--Investigate safety and proper dose ranges of a product candidate in a small number of normal human subjects.
  . Phase II--Investigate side effect profiles and efficacy of a product candidate in a small number of patients who have the disease or condition under study.
  . Phase III--Investigate safety and efficacy of a product candidate in a large number of patients who have the disease or condition under study, with adequate sampling size to make statistical inferences.

Cardiovascular

  Oral Heparin

   Unfractionated heparin (UFH) and low molecular weight heparin (LMWH) are widely used anti-coagulants. These anticoagulants are primarily indicated for treating and preventing post-surgical deep vein thrombosis (blood clots following major surgery) and the more severe sequlae of pulmonary embolism. However, these drugs are also frequently prescribed for acute myocardial infarction, coronary angioplasty, coronary artery bypass graft surgery, stroke and unstable angina. Currently, heparins are administered as either a continuous intravenous infusion or a subcutaneous injection.

   Studies have shown that heparin does not cause major bleeding but may exacerbate bleeding that has already occurred. In comparison with LMWH, heparin has a shorter circulating half-life, which may reduce its role in worsening bleeding which is already occurring. Furthermore, studies indicate that UFH may have utility for indications other than anticoagulation.

   Heparin is often considered the anticoagulant of choice for the prevention and treatment of cardiovascular complications, such as deep vein thrombosis
(DVT) or blood clots and pulmonary embolism in high-risk, hospitalized patients. Heparin is favored over warfarin (or COUMADIN(R)) because heparin is more effective, produces a rapid onset of anticoagulation activity, and has a shorter physiological half-life and, is indicated in fewer drug-drug interactions. The major disadvantage of heparin (and LMWH) therapy is the requirement for administration by injection, because current formulations are ineffective when dosed orally.

   Our goal is to extend usage of heparin in the deep vein thrombosis prevention market to the home setting for 30 days.

   Currently, the use of parenteral (injected or infused) unfractionated heparin is typically restricted to in-hospital use. Low molecular weight heparin (LMWH), which is considered the standard of therapy for DVT prevention and treatment, is limited to subcutaneous injection. LMWHs are typically administered for 7- 14 days on an outpatient basis for treatment of DVT. To follow an injectable treatment regimen on an outpatient basis, patients have to self-inject, or may have to incur additional cost for a home healthcare aid to administer the injections. For many patients, hospital treatment with one of the two U.S. approved low molecular weight heparins for 7-14 days is typically followed by a 30 to 90 day or longer course of out-patient treatment using warfarin, the only oral anti-coagulant available. Warfarin is not an ideal anti-coagulant because it has more negative interactions with other pharmaceuticals than most FDA-approved drugs and requires constant patient monitoring. Though LMWH is administered as an injectable, its introduction has also been studied for use in the home setting, for up to 28 days. The introduction of oral heparin, which we believe will be considered a more convenient and "patient-friendly" therapy by both patients and physicians, could open the home market to heparin by replacing warfarin and injectable low molecular weight heparin use. We also believe that our oral heparin products will ultimately be applicable for a wide range of anti-coagulant/antithrombotic uses.

   Emisphere is evaluating a family of proprietary oral heparin formulations, including a solution and solid dosage forms of heparin, and, solution and solid dosage forms of LMWH. Worldwide heparin sales, including the low molecular weight heparins are estimated to be over $2.5 billion, with a 15% annual growth rate. Currently, heparin is prescribed primarily for the treatment of venous (vein related) indications for a period of one to two weeks. Emisphere believes that its initial oral heparin solution formulation, and subsequent solid oral heparin and LMWH formulations will substantially penetrate and expand existing markets. We anticipate that, large new markets for the heparins will be created, including the development of oral heparin for new clinical indications in inflammation and cancer.

   At the end of 1999, we initiated the Phase III development of our oral heparin solution formulation. We launched a multi-center Phase III trial, named, PROTECT (PRophylaxis with Oral SNAC/heparin against ThromboEmbolic Complications following Total hip replacement surgery). The objective of this international trial is designed to demonstrate the safety and superior efficacy of Emisphere's oral heparin solution when used for 30 days, compared to injectable enoxaparin used as per its currently prescribed 7-14 day regimen to prevent DVT, following hip replacement surgery. In 2001, patient enrollment in this Phase III trial was completed.

   In February 2002, we received FDA approval to initiate the "PROTECT 2" trial. This study will evaluate the same endpoints as PROTECT, with a slightly altered design. (For more information on PROTECT 2, see section entitled, "Phase III Clinical Development Plan", below.)

  Initial Indications and Market

   Currently, the most common indications for heparin therapy are the prevention of venous thrombosis (blood clots) following surgical procedures lasting longer than 30 minutes (especially orthopedic, pelvic, abdominal, trauma, angioplasty or heart surgery). In the United States, it is estimated that more than 3 million such surgical procedures are performed each year and more than 250,000 cases of DVT are reported. Without DVT prophylaxis, the incidence of a patient getting a blood clot is often greater than 50% in hip replacement patients. Preventative therapy is typically recommended for at least 10 to 14 days post-surgery. Recent literature supports 4 weeks of treatment as the optimal duration of treatment. DVT treatment generally includes about 1-2 weeks of injectable LMWH, followed by 90-180 days of warfarin. However, several studies indicate that longer heparin treatment (preferably for 30 days) is preferred because the risk of DVT remains high throughout this period.

  Phase III Clinical Development Plan

   A Phase III clinical trial (called "PROTECT"), evaluating the prevention of DVT using our oral heparin solution following hip replacement, started in December 1999. This trial is designed to demonstrate the safety and superior efficacy of oral heparin solution, when used for 30 days post operatively compared to injectable enoxaparin (LOVENOX(R)), used as per its currently prescribed 7-14 day regimen to prevent DVT following total hip replacement surgery. The PROTECT trial is a randomized three-arm study conducted in over 120 centers in the United States, Russia, Czech Republic, Denmark, Poland, Spain, the Ukraine, the United Kingdom, Canada, and Australia. The study enrolled approximately 2,300 patients, and enrollment was completed at the end of 2001. The primary efficacy endpoint is the occurrence of venographically-confirmed DVT, pulmonary embolism, or death during the treatment phase, when measured at day 30.

   In February 2002, we received approval from the FDA to initiate PROTECT 2, which is a trial that will measure the same endpoints as PROTECT but the dosing regimen will be slightly altered. The first study was designed to ensure that the performance of our oral heparin would be demonstrated for a full 30 days following total hip replacement surgery. However, as anticipated, during the course of the study, it was apparent that this dosing regimen, which started immediately after surgery, was not well tolerated because post-surgical patients are particularly sensitive to oral medication. This sensitivity is attributed to, among other things, the residual effects of analgesics or concurrently administered pain medications. To overcome this limitation, we introduced a modified design for PROTECT 2. Instead of dosing oral heparin immediately following surgery, all PROTECT 2 patients will be administered any U.S. approved injectable DVT prophylaxis (i.e., Pharmacia's FRAGMIN(TM) or Aventis' LOVENOX(R)) for the first three perioperative days. On the fourth perioperative day, patients in the oral heparin arm of the trial will receive oral heparin for 27 days, until day 30. Thus PROTECT 2 patients will receive oral heparin for 27 days versus 30 days for patients in the first PROTECT study. This altered study design was accepted by FDA.

   PROTECT 2 may provide for a broader label of oral heparin, enabling more flexible clinical use of our oral heparin product (providing physicians with a choice to either administer immediately following surgery, or after the perioperative period). PROTECT 2 will provide additional Phase III data to the FDA.

  Oral Heparin Products

   We are focused on developing a family of oral heparin products. Our heparin oral solution formulation is furthest along the path to commercialization. This product candidate is in Phase III trials for the prevention of deep vein thrombosis (DVT) following total hip replacement surgery. Concurrently, other oral heparin formulations are currently in development.

   A heparin capsule formulation with the EMISPHERE carrier, SNAC, entered Phase I clinical trials in March 2000. A tablet dosage formulation with the EMISPHERE carrier, SNAD, entered Phase I in March of 2001. Both solid and solution formulations of low molecular weight heparin are being evaluated. In October 2001, we presented a study demonstrating the mechanism of oral heparin delivery using the EMISPHERE carrier, SNAC. The study demonstrated that SNAC facilitated the transport of heparin across the intestinal epithelium -- or membrane -- transcellularly. In additional studies, uptake of heparin was seen as early as five minutes after incubation of cells with heparin and SNAC.

   In June 2000, we published two studies that demonstrated the successful treatment of deep vein thrombosis in animal models using oral SNAC/heparin and oral SNAD/low molecular weight heparin.

   If approved, the oral heparin solution will be the first oral heparin product to market providing an extended prophylaxis in a safe and effective dosing regimen. We believe that the oral heparin solution offers a significant advantage in several patient populations. For example, elderly patients, often choose or prefer the liquid dosage form over the solid dosage form. Additionally, severely ill patients, who have difficulty swallowing solids, may also benefit from a solution product. Therefore, we believe there will remain an opportunity for us to retain value from the oral heparin solution formulation after the potential introduction of the oral heparin solid formulations, based on the needs and preferences of these patient populations.

  Additional Indications and Markets

   We believe that many additional cardiovascular diseases could be treated more effectively by extending the duration of heparin therapy from the current standard of practice. Such a dosing regimen would be possible with an oral formulation of unfractionated heparin or LMWH. These indications include: unstable angina, arterial fibrillation, acute myocardial infarction, coronary angioplasty, stent placement, coronary artery bypass graft, pulmonary embolism and stroke. A large and growing body of pre-clinical and clinical data also indicates that heparin has potent anti-inflammatory and anti-cancer properties. Recently heparin has been shown to be beneficial as a treatment for inflammatory bowel disease, rheumatoid arthritis, asthma, psoriasis, transplant rejection and proteinurias.

   In December 2001, along with our research collaborators at MIT-Harvard, we published in the journal, Circulation, experimental results evaluating oral heparin in a preclinical model for the prevention of restenosis. This data further supports previously published studies which demonstrate the beneficial properties of heparin in multiple indications.

  Heparin Product Manufacturing

   Heparin is a commodity product that can be obtained from multiple suppliers. Several liquid fill/finish vendors have been identified and a number are qualified to produce the heparin oral solution product.

   We have developed a novel propriety process to produce the carrier, SNAC, at large scale under the FDA's good manufacturing practices, or "GMP." SNAC has been produced in approximately 200 kg batch sizes. Batches of liquid product have been produced at a 1,800 liter scale.

   To date, the component materials and liquid product have shown good long-term stability. Emisphere is considering building its own facilities to self-produce the EMISPHERE carrier, SNAC and possibly the end drug product (heparin/SNAC), instead of outsourcing the manufacture of SNAC and the heparin/SNAC fill/finish process.

Osteoporosis

   Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, leading to bone fragility and an increased susceptibility to fractures. It is a common condition among the elderly--both men and women. The disease is estimated to affect 1 in 4 women over age 65, 1 in 2 women over age 80, and 1 in 10 men over age 80. The most common consequence of osteoporosis is greatly increased risk of broken bones, especially in the hip region. Osteoporosis is estimated to affect over 10 million Americans and be responsible for more than 1.5 million hip, vertebral, wrist and other fractures annually in the U.S. The disease is relatively expensive to treat. The estimated cost of osteoporosis on the U.S. health care system amounts to an estimated $14 billion per year. It is estimated that by the year 2020, the cost of hip fractures, which account for the highest percentage of fractures, will increase six-fold. In the U.S. market, osteoporosis therapeutics revenues grew from

$2.4 billion in 1998 to $4.0 billion in 2001. This growth is expected to continue through 2006. Several medicines are available to either delay the onset of, or reverse, bone loss. New therapies currently under development should further boost market expansion, will foster greater patient compliance, and ultimately improve the market penetration rate. We are developing with our collaborators, Novartis and Lilly, two promising medicines for the treatment and prevention of osteoporosis.

  Salmon Calcitonin

   Treatment with salmon calcitonin (sCT) has been shown to maintain bone mineral density in the spine and reduce the risk of new vertebral fractures in post-menopausal women with osteoporosis. It is also used in the treatment of Paget's disease, hypercalcemia of cancer and bone pain. Salmon calcitonin is more potent than human calcitonin and is currently available as an injection or nasal spray. Salmon calcitonin has also been shown to be effective in slowing bone loss. Calcitonin's major advantages are its lack of serious side effects, excellent long-term safety profile and ease of administration. Some studies even suggest that sCT produces an analgesic effect. As a result, the nasal spray has been used in the treatment of acute vertebral fracture syndrome to increase bone density and decrease pain. Annual worldwide sales of sCT are estimated to be in excess of $600 million.

   We have conducted collaborative research with Novartis AG (Novartis) on an oral form of sCT since 1997. Under the terms of our collaboration agreement, Novartis has made quarterly payments to us to fund the initial research required to apply our technology to develop an oral sCT product. In October 1999, Novartis completed a Phase I clinical study in the United Kingdom, testing a capsule form of salmon calcitonin utilizing our technology. The study results, released in January 2000, indicated that Novartis achieved its targeted endpoint of therapeutic sCT blood levels, following oral administration of capsules containing sCT and an EMISPHERE carrier. We believe that these results demonstrate the successful oral delivery of a protein macromolecule from a solid oral dosage form without chemical modification of the molecule or damage to the biological membrane.

   In February 2000, Novartis agreed to execute its option to acquire an exclusive license to develop and commercialize oral sCT. Under the terms of the agreement Novartis may be required to make milestone payments and an equity investment. We will also receive royalties on sales of any oral products that may result from the collaboration. As a result, Novartis made a $2.5 million milestone payment to us in 2000. We will receive the next milestone payment from Novartis upon successful entry into Phase III clinical testing.

   In 2002, Novartis entered Phase II testing with oral salmon calcitonin using one of the EMISPHERE carriers. Also, Novartis has obtained an option to select a second compound for development with our technology.

  Recombinant Parathyroid Hormone (PTH)

   Recombinant Parathyroid Hormone (PTH) is a bone anabolic/formation compound currently being developed by Lilly as an injectable for the treatment of osteoporosis. In contrast to sCT that reduces bone loss, PTH stimulates new bone formation. In Phase III testing, Lilly's daily injectable recombinant form of PTH (being developed by Lilly as Forteo(TM)) reduced spine fractures by more than 65% and reduced non-traumatic, non-spine fractures by 54% in women with osteoporosis. PTH would be targeted toward patients aged 65 and older with advanced osteoporosis. Lilly received an approval recommendation of its New Drug Application (NDA) for the injectable version of PTH by the FDA advisory panel in July of 2001, and the status of its application is pending with the FDA.

   In August 2001, we announced the joint publication of a paper with Lilly researchers on the oral delivery of parathyroid hormone 1-34 in the American Association of Pharmaceutical Scientists' July issue of Pharmaceutical Research (Vol. 18, No. 7, 2001). This paper was jointly authored by Lilly and Emisphere scientists. The paper reported the first reproducible, oral delivery of biologically active PTH in a preclinical model of osteoporosis.

   The Emisphere/Lilly oral PTH (terapartide; PTH 1-34) program is currently in Phase I development. Lilly is managing the clinical development program at their expense. Emisphere is supporting the development phase for this product candidate. However all costs incurred are paid by Lilly.

Growth Disorders

   Many children and adults suffer from growth hormone deficiency. Growth hormone is necessary to simulate growth in children by promoting the growth of muscle and bone. In adults, growth hormone maintains muscle and bone quality.

   Recombinant human growth hormone (somatropin, or rhGH) has been available for many years. Growth hormone deficient children who respond well to treatment will be taller adults following rhGH therapy. Unfortunately, rhGH must be administered by injection and so compliance is particularly difficult in pediatric patients. rhGH therapy requires a long-term commitment by the patient and his or her family to achieve the best response. The prescribed dosing ranges between three and seven injections per week. Treatment continues for several years until the child has completed puberty or has stopped responding.

   The overall psychological effects of rhGH therapy are encouraging. The potential for an increased growth rate, more mature appearance and the hope for an adult height within the normal range are viewed as positive by both parents and children. rhGH is approved for pediatric growth hormone deficiency, adult growth hormone deficiency, pre-kidney transplantation, and short stature due to chronic kidney disease and Turner's syndrome. The injectable rhGH worldwide market is estimated to be over $1.5 billion.

  Recombinant Human Growth Hormone (rhGH)

   In 2001, we selected a carrier for the oral delivery of rhGH. As part of our renewed agreement with Lilly, we will collaborate to bring an oral formulation of rhGH into clinical testing. We plan to enter oral rhGH into Phase I testing this year. An injectable formulation of rhGH, is currently marketed by Lilly as HUMATRODE and indicated for certain growth disorders.

   We believe that an oral product would be the preferred method of delivery for both children and adults.

   Emisphere is managing the preclinical and early clinical development of this product candidate through contract research organizations, in cooperation with Lilly. Under the agreement, Lilly will reimburse Emisphere for all costs incurred in these development stages.

Diabetes

   Currently, approximately 135 million people worldwide are afflicted by diabetes, with approximately 16 million in the United States. Nearly one-third of individuals in the United States with diabetes are unaware that they have this chronic disease. In the United States, diabetes is estimated to be the seventh largest cause of death, and is estimated to account for approximately $98 billion, or 5.8%, of total healthcare costs. There are two principal types of diabetes:

  . Type 1. An autoimmune disease in which the body does not produce any insulin. It first appears most often in children and young adults. People with Type 1 diabetes must take multiple daily insulin injections to stay alive. Type 1 diabetes accounts for approximately 5-10% of total diabetes cases.

  . Type 2. A metabolic disorder resulting from the body's inability to make enough, or properly use, insulin. It is the most common form of the disease. Type 2 diabetes accounts for approximately 90-95% of diabetes cases. The incidence of Type 2 diabetes is rising rapidly as a result of an aging population, greater prevalence of obesity, and a more sedentary lifestyle.

   Most recent estimates indicate that the worldwide total insulin market is estimated at over $1.0 billion and is projected to grow to over $4.0 billion in 2006. The overall diabetes market, including injection systems, needles and other supplies, is approximately $10 billion, and is estimated to reach over $16 billion by 2005. Approximately one-third of all Type 2 diabetics also use insulin to control the disease. This accounts for approximately 50% of the total insulin use. Although many Type 2 diabetics could benefit from insulin therapy, they do not use the drug because it is administered by injection. We believe that an oral form of insulin would greatly facilitate the use of insulin in this patient population.

  Oral Insulin

   An oral formulation of insulin using an EMISPHERE carrier successfully entered human testing in June of 2001. In August 2001, we contracted the services of investment bank, J.P. Morgan Chase, to assist us in the preliminary negotiation process with potential partners for our oral insulin product candidate. Phase I oral insulin data was announced at an Emisphere-sponsored Investor Day in September 2001.

   Initially we tested two insulin/carrier combinations. Now, we are continuing the development of the most promising of these two oral insulin formulations. The safety and tolerability of this formulation is currently being evaluated in diabetics.

   In October 2001, we completed a Phase I study using the most promising EMISPHERE carrier selected for insulin. These data were used to support the testing of this formulation in Type 2 diabetic patients. Preliminary testing in Type 2 diabetic patients (a "euglycemic clamp study") was completed in November 2001. In 2002, we plan to initiate another study in Type 2 diabetic patients. This study will be designed to demonstrate the pharmacokinetics of insulin, absorption, and subsequent effects on blood glucose of this product candidate following a standardized meal. We will continue to evaluate and consider the best possible partnership terms with interested parties for the collaborative development and potential marketing of this product candidate.

   Oral insulin therapy would greatly facilitate compliance for diabetic patients who are not diligent with their prescribed injection regimens. However, in addition to improving patient compliance, we believe oral insulin should offer a more effective therapy. Oral delivery directs the insulin to the liver. It is important for insulin to travel directly to the liver (the target organ) because this route mimics the normal physiological insulin secretion of the pancreas. We believe the available and market-pending non-oral insulin therapies (i.e. injection), should be inferior to an insulin delivered orally, because they are administered into the general (systemic) circulatory system first, then must be delivered to the liver. This systemic introduction of insulin requires higher circulating insulin levels, so that the appropriate amount of the insulin can be presented to the liver. This excess insulin in the general circulation may cause unwanted complications. Thus, the Company believes that orally delivered insulin is the ideal option for therapy in diabetics.

Asthma/Allergies

   An allergy is an immune response by the body to certain stimuli in the environment. One of the most common forms of allergy is hay fever, which is estimated to affect as many as 35.9 million people in the United States. Asthma is a chronic inflammatory disorder of the body's airways caused by allergens and viral respiratory infections leading to bronchial hyper responsiveness and obstruction of airways. More than 17 million Americans are currently estimated to have asthma.

  Cromolyn Sodium

   Cromolyn sodium mitigates allergic reactions by the inhibition of histamine, a chemical mediator released from the mast cells. Cromolyn sodium is marketed as a nebulized solution, or aerosol formulation, eye solution and nasal spray for the treatment of asthma and allergies. Annual sales of cromolyn sodium are estimated to be approximately $300 million in the United States.

   Cromolyn sodium is currently not available orally due to its low bioavailability. Cromolyn sodium is considered by physicians to be safer than the most common medications used to control allergies and inflammation, principally antihistamines and corticosteroids. As an asthma treatment, cromolyn sodium can decrease airway hyperresponsiveness in patients and has virtually no systemic toxicity.

   We are developing an oral form of cromolyn sodium for the treatment of asthma and allergy, and related allergic conditions. Development efforts to date have demonstrated oral delivery in animal models and healthy human subjects. In November 2001, we announced Phase I data for this product candidate using an EMISPHERE carrier, which demonstrated absorption was achieved in under 30 minutes in healthy human subjects. We have conducted additional Phase I dose ranging studies since then, and have found the data to be consistent. We plan on conducting additional Phase I-II testing in 2002, using an EMISPHERE carrier selected for cromolyn sodium, in asthma, allergy and sickle-cell patients.

Obesity

   Obesity is a major health problem in all developed countries. The prevalence of obesity in the United States has increased substantially during the past decade. According to the 1997 National Task Force on the Prevention and Treatment of Obesity, 1 in 3 American adults is now considered overweight. A 1998 National Institutes of Health report confirmed that obesity significantly increases a number of health risks, including Type II diabetes. Obesity-related conditions such as stroke and myocardial infarction are estimated to contribute to approximately 350,000 deaths annually, ranking second only to smoking as a cause of preventable death. As of 1995, the economic cost of being overweight and obese in the United States was estimated at $99.2 billion annually. Current treatment of obesity consists of diet, exercise and other life-style changes, and a limited number of drugs. We believe that the fact that the population overall is rapidly becoming more obese indicates that treatment of obesity is difficult and characterized by very high recidivism.

  Axokine

   Regeneron Pharmaceuticals, Inc. is developing subcutaneous AXOKINE(TM) for the treatment of obesity. In the spring of 2000, Regeneron completed a Phase I trial to study the safety of AXOKINE in severely obese patients. A double-blind, placebo-controlled Phase II trial began in the spring of 2001. In January 2002, Regeneron announced that it completed Phase III enrollment for its AXOKINE injectable product candidate.

   During 2000, Emisphere established a research and development collaboration and option agreement with Regeneron for the oral delivery of its protein product candidate, a ciliary neutrophic factor (CNTF) being developed as an injectable as AXOKINE. The collaboration was formed after our oral delivery technology successfully produced significant blood levels of CNTF in Regeneron's preclinical animal models. This agreement adds an important biotechnology company to our existing group of partners. Emisphere has selected an EMISPHERE carrier for oral CNTF and the program is currently in the carrier selection stage (pre-clincal development).

  Anti-infectives

   Cubist Pharmaceuticals, Inc. is in late-stage development with an injectable daptomycin (being developed as CIDECIN(R)) for the treatment of serious or life-threatening gram positive infections. In March 2001, Cubist announced that it plans to seek U.S. approval of CIDECIN for complicated skin and soft tissue infections, and plans submit a new drug application to the FDA by the end of 2002.

   In November 2001, Cubist Pharmaceuticals, Inc. announced an extension of the research and development collaboration with us to utilize Emisphere's oral drug delivery technology for daptomycin and other lipopeptides. This agreement follows successful completion of proof-of-principle feasibility studies using Emisphere carrier molecules and daptomycin. The oral daptomycin program is currently in the carrier selection stage (pre-clinical development).

Collaborative Agreements

   We are a party to collaborative agreements with corporate partners to provide research and development services relating to the partners' products. These agreements are in the form of research collaboration and licensing agreements. In connection with these agreements, we have granted licenses or the rights to obtain licenses to our oral drug delivery technology. In return, we will receive certain payments upon the achievement of milestones and will receive royalties on sales of products developed. Under these agreements, we will also be reimbursed for research and development costs. We also have the right to manufacture and supply our delivery agents developed under these agreements to our corporate partners.

   All of our collaborative agreements are retractable by our corporate partners without significant financial penalty to them.

   Eli Lilly and Company In June 2000, the Company and Lilly executed a follow-on development agreement to their 1997 multi-year research and option agreement to develop oral formulations of recombinant parathyroid hormone (PTH) and human growth hormone (rhGH) utilizing the Company's proprietary drug delivery technology. Under the new agreement, the two companies will collaborate to bring oral forms of PTH and rhGH into clinical testing. The new agreement also provides for supplemental research and development funding along with milestone payments.

   In connection with the Lilly agreements, the Company recognized contract research revenues of $3.8 million, $3.4 million, $1.2 million (including a $0.6 million milestone payment), $2.2 million (including a $2.0 million milestone payment), and $1.4 million, for the years ended December 31, 2001 and 2000, the five months period ended December 31, 2000, and the years ended July 31, 2000 and 1999, respectively.

   Novartis Pharma AG In connection with the 1997 research collaboration between the Company and Novartis, Novartis, in February 2000, agreed to execute its option to acquire an exclusive license to develop and commercialize oral salmon calcitonin and to obtain an option from the Company to investigate the oral delivery of a second Novartis compound.

   Under the salmon calcitonin technology license and the technology license option for the second compound, Novartis has the obligation, subject to the Company's approval, to purchase up to $11.0 million of the Company's common stock upon Novartis' decision to exercise its technology license option and upon the attainment by the Company of certain development and clinical milestones. These equity investments are based on market prices at the time of purchase. In addition to the above mentioned equity there are milestone and research collaboration payments based on the attainment of the milestones.

   In connection with the Novartis agreement, the Company has recognized $3.5 million, $1.0 million, $1.0 million, $3.5 million (including a $2.5 million milestone payment), and $2.9 million for the year ended December 31, 2000, the five months ended December 31, 2000 and 1999, and the years ended July 31, 2000 and 1999, respectively.

   Regeneron Pharmaceuticals, Inc. In 2000, the Company entered into a research collaboration with Regeneron to investigate the applicability of the Company's technology for the oral delivery of a ciliary neutrophic factor (CNTF), being developed for injection as AXOKINE, by Regeneron, for the treatment of obesity.

   In connection with the Regeneron agreement, the Company recognized contract research revenue of $0.2 million for the year ended December 31, 2001. Regeneron will continue to pay for all studies related to the pre-clinical product candidate development.

   Cubist Pharmaceuticals, Inc. In November 2000, the Company entered into a research and development collaboration agreement with Cubist for the oral delivery of daptomycin (being developed for injection as

CIDECIN) and other lipopeptides. Under the terms of the collaboration, the Company could receive milestone payments totaling $30 million should a product be successfully commercialized. The Company would also receive a royalty on sales of any product resulting from the collaboration, while Cubist would be responsible for drug development and would receive exclusive worldwide commercialization rights to any oral products.

   In connection with the Cubist agreement, the Company recognized contract research revenue of $0.4 million, $0.1 million, and $0.1 million, for the years ended December 31, 2001 and 2000, and the five months ended December 31, 2000, respectively. Cubist will continue to pay for all studies related to the pre-clinical product candidate development.

   Feasibility Studies We have also entered into a number of proof-of-concept studies with additional pharmaceutical and biotechnology companies for various injectable compounds. These feasibility studies are ongoing. Emisphere will continue to pursue additional feasibility studies to determine the potential for further collaborative development programs. We believe that our increasing number of feasibility arrangements indicate that Emisphere's oral delivery technology is gaining momentum as the platform technology of choice for the oral delivery of therapeutic macromolecules.

Patents, and Other Forms of Intellectual Property

   Our patent strategy is designed to maximize our potential patent portfolio, proprietary rights and any future licensing opportunities we might pursue. We seek patent protection on all aspects of our proprietary chemical and pharmaceutical delivery technologies. This involves seeking patent protection for not only the carrier compounds themselves, but also for the combination of our compounds with a pharmaceutical or chemical agent and for generic structures that encompass our carriers. We also seek to patent the processes utilized in manufacturing our carriers, the uses of our carriers, as well as improvements on the core technology which are important to the success of our business. We concentrate our efforts in the key geographic markets of the United States, Canada, Mexico, Europe, Japan and Australia, and file in additional countries on a case-by-case basis. With regard to our SNAC/heparin formulation, we have patents issued which claim the SNAC compound itself, its compositions with heparin, and generic structures encompassing SNAC. In June 2001 we were granted a patent on the use of our proprietary drug delivery technology with chemical compositions of PTH with Lilly.

   We also have patents, or patent applications pending, for carriers that we currently use in conjunction with heparin, calcitonin, human growth hormone, deferoxamine, cromolyn sodium and insulin. To date, we have been issued 60 patents on our drug delivery technologies in the United States which will expire beginning in 2007, and have other patents issued or applications pending in various countries around the world. Of our 60 U.S. patents, 9 were issued by the U.S. Patent and Trademark Office during fiscal 2001. We have 49 patent applications relating to our drug delivery technologies pending in the United States. Internationally, a total of 207 patents have been granted or applications are pending in 35 countries, including Canada, Mexico, Europe, Japan and Australia. Additionally, we registered the trademark, EMISPHERE, with the U.S. Patent and Trademark Office for use with our drug delivery agents or "carriers", and the Emisphere logo for both goods and services rendered by Emisphere.

Manufacturing

   The primary raw materials used in making the carriers for our heparin products, and the carriers under consideration for our other product candidates, are readily available from multiple sources and in large quantities. We currently have arrangements with third parties to produce these carriers in accordance with the FDA's good manufacturing practices, (GMP), regulations in batch sizes of approximately 200 kilograms. Generally, commercial manufacturers can produce batch sizes of up to 2,000 kilograms. We are in the process of investigating potential manufacturing sites for the bulk manufacture of our carrier, SNAC.

   We have identified numerous other commercial manufacturers meeting the FDA's GMP regulations that have the capability of producing our carriers. We will continue to manufacture carriers on a small scale for research purposes and contract with third-party producers for clinical testing. A third-party manufacturer whose facilities comply with the FDA's GMP regulations is currently producing our carrier and the oral heparin solution formulation for our Phase III clinical trials.

Competition

   Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs that may be orally active. Our product candidates also compete against alternative therapies for each of the medical conditions our products address, independent of the means of delivery. Many of our competitors have substantially greater research and development capabilities, experience and marketing, financial and managerial resources than we do, and could represent significant competition for us.

   Our competitors may succeed in developing competing technologies and obtaining governmental approval for products before we do. We cannot assure you that developments by other drug delivery innovators will not render our product candidates, or the therapeutic compounds used in combination with our product candidates, noncompetitive or obsolete.

  Oral Heparin Competition

   For example, we are aware that AstraZeneca PLC is in Phase III clinical trials of a pro-drug form of melagatran, a direct thrombin inhibitor, which, if successfully developed, would compete with our oral heparin products. We are also aware of the recently approved injectable pentassacharide product, ARIXTRA(TM), which is indicated for the prevention of DVT in patients undergoing surgery for hip fracture, hip replacement or knee replacement. ARIXTRA is an injectable product and is not approved for a 30 day dosing regimen.

   We are aware of other technologies, around the world, that use micro-encapsulation and other forms of technology to orally deliver heparin, however are not aware of any that demonstrate the preservation of both the biological effects of the drug and the integrity of the intestinal membrane as is the case with Emisphere's technology.

  Oral Insulin Competition

   We are aware of a number of companies and academic institutions that are developing oral insulin analogues. These analogues differ from ours, in that insulin is chemically modified, creating a new chemical entity (NCE).

   We are not aware of any technology, other than ours, that demonstrate the preservation of both the biological effects of the drug and the integrity of the intestinal membrane as is the case with Emisphere's technology.

  Oral Osteoporosis Therapeutics

   We are aware that a nasal dosage form of salmon calcitonin already exists. Salmon calcitonin also competes with other osteoporosis therapies, including estrogen replacement therapy, bisphosphonates, selective estrogen receptor modulators and several new biologics that are under development.

   We are aware of other technologies, around the world to orally deliver salmon calcitonin and parathyroid hormone, however are not aware of any that demonstrate the preservation of both the biological effects of the drug and the integrity of the intestinal membrane as is the case with Emisphere's technology.

   We believe that our orally delivered products will be preferred by doctors and patients over the injectable forms. Furthermore, we believe that we will be the leader in oral drug delivery, because in most cases, we are striving for delivering already approved therapeutics with our EMISPHERE carriers, preserving the biological effects of the drug and the integrity of the intestinal membrane.

   Nevertheless, our oral formulations are expected to continue to compete against well established injectable versions of the same drugs. For example, oral heparin will continue to compete with other forms of generic heparin and low molecular weight heparin, along with the new recently approved pentasaccharide. Low molecular weight heparin is offered in the U.S. principally by Aventis SA, under the trade name "Lovenox, and Pharmacia Corporation, under the trade name "Fragmin". Internationally, there are more than ten approved forms of low molecular weight heparin. Outside of the hospital, warfarin is currently prescribed as an anti-coagulant/antithrombotic. Warfarin is a generic drug marketed under the trade name, Coumadin(R), by Bristol-Myers Squibb Company.

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

   The steps required before a new human pharmaceutical product can be marketed or shipped commercially in the United States include, in part, preclinical testing, the filing of an IND, the conduct of clinical trials and the filing with the FDA of either an NDA for drugs or a Product License Application (PLA) for biologics.

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

Employees

   As of March 1, 2002, we had 241 employees, 213 engaged in scientific research and technical functions and 28 performing administrative and clerical functions. Of the 241 employees, 52 hold Ph.D. or M.D. degrees. We believe that our relationships with our employees are strong.

ITEM 2.  PROPERTIES

   We currently lease approximately 107,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, New York for use as executive offices and laboratories. Our current lease expires in September 2007 with a ten-year extension at then-current rates at our option.

   In April 2001, we acquired an additional 100,000 square feet of research and development capacity, with accreditation for expanded pharmaceutical testing, located on 29 acres of land in Connecticut for approximately $3.3 million in cash. We anticipate that the acquisition of this facility will help us to better control our time lines for insulin, cromolyn sodium and other programs, as well as reduce development times.

   In order to accommodate our internal growth, we are building out approximately 7,200 square feet of additional office space for occupation in April 2002.

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

   The following table sets forth the range of high and low bid prices for our Common Stock for the periods indicated, as reported by Nasdaq.

             Year Ended December 31,                 High     Low
             -----------------------                ------- -------
             2000..................................
             First quarter......................... $80.250 $27.125
             Second quarter........................  58.250  25.438
             Third quarter.........................  41.500  26.500
             Fourth quarter........................  29.938  20.313

             2001..................................
             First quarter......................... $30.500 $13.875
             Second quarter........................  29.070  13.125
             Third quarter.........................  29.840  16.810
             Fourth quarter........................  33.050  19.990

             2002..................................
             First quarter (through March 22, 2002) $31.890 $15.370

   As of March 22, 2002 there were approximately 279 stockholders of record, including record owners holding shares on behalf of an indeterminate number of beneficial owners, and 17,828,250 shares of Common Stock outstanding. The closing price of our Common Stock on March 22, 2002 was $17.09.

   We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the growth of our business.

ITEM 6.   SELECTED FINANCIAL DATA

   The following selected financial data for the years ended July 31, 1997, 1998, 1999 and 2000, the five months ended December 31, 2000 and the year ended December 31, 2001 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by Emisphere's independent accountants. The selected financial data for the five months ended December 31, 1999 and the year ended December 31, 2000 are unaudited. We did not declare or pay any dividends during the five years ended December 31, 2001.

                                       Year Ended       Five Months Ended
                                      December 31,        December 31,              Year Ended July 31,
                                   ------------------  ------------------  ------------------------------------
                                     2001    2000/(1)/   2000    1999/(1)/   2000      1999     1998     1997
                                   --------  --------  --------  --------  --------  --------  -------  -------
                                                       (in thousands, except per share data)
Statement of Operations Data:
Revenue........................... $  4,728  $  7,211  $  2,414  $  1,092  $  5,889  $ 10,180  $15,868  $ 5,401
                                   --------  --------  --------  --------  --------  --------  -------  -------
Costs and expenses:...............
Research and development..........   53,301    24,820    10,386    12,990    27,448    21,217   14,236    7,282
General and administrative........    9,692     6,699     3,039     2,200     5,878     6,051    5,344    3,416
Depreciation and Amortization.....    4,014     2,605     1,167       996     2,434     1,633      954      442
Acquisition of in-process research
 and development..................       --        --        --        --        --     9,686       --       --
Loss in Ebbisham Ltd..............       --        --        --        --        --     3,092    4,044    2,550
                                   --------  --------  --------  --------  --------  --------  -------  -------
Total costs and expenses..........   67,007    34,124    14,592    16,186    35,760    41,679   24,578   13,690
                                   --------  --------  --------  --------  --------  --------  -------  -------
Operating loss....................  (62,279)  (26,913)  (12,178)  (15,094)  (29,871)  (31,499)  (8,710)  (8,289)
Other income and expense..........    5,745     8,253     4,592      (687)    2,974       817    1,644      968
                                   --------  --------  --------  --------  --------  --------  -------  -------
Net loss.......................... $(56,534) $(18,660) $ (7,586) $(15,781) $(26,897) $(30,682) $(7,066) $(7,321)
                                   --------  --------  --------  --------  --------  --------  -------  -------
Net loss per share--Basic and
 diluted.......................... $  (3.18) $  (1.10) $  (0.43) $  (1.21) $  (1.79) $  (2.63) $ (0.66) $ (0.77)
                                   ========  ========  ========  ========  ========  ========  =======  =======

                                                 December 31,                           July 31,
                                       -------------------------------  ---------------------------------------
                                         2001       2000     1999/(1)/    2000       1999      1998      1997
                                       ---------  ---------  ---------  ---------  --------  --------  --------
                                                                    (in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments $ 139,278  $ 196,809  $  26,821  $ 207,793  $ 17,805  $ 34,828  $ 33,690
Total assets..........................   182,083    224,963     46,600    229,557    38,476    53,690    36,897
Long-term liabilities.................    30,852     26,986     23,629     25,558    22,308    10,598        35
Accumulated deficit...................  (178,822)  (122,288)  (103,628)  (114,702)  (87,805)  (57,123)  (50,057)
Stockholders' equity..................   137,642    193,140     19,442    199,551    11,287    31,281    33,398

--------
(1) unaudited

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

General

   Emisphere Technologies, Inc., is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since our inception in 1986, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and through collaborations with corporate partners and academic research institutions. We have had no product sales to date. The timing of future product sales depends on many factors, including the progress of our products in development through clinical trials, regulatory approval, commercialization and market acceptance. These and other factors that may impact future results are described under "Risk Factors" below.

Results of Operations

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Contract research revenues were $4.7 million in 2001, representing a decrease of $2.5 million or 34% compared to the year ended December 31, 2000. The decrease was primarily attributable to the absence of revenues from the Novartis Pharma AG development program, due to a non-recurring milestone payment and the near completion of the Company's related research efforts. Revenues for 2001 related to research and development expense reimbursement primarily under our collaborative agreements with Eli Lilly and Company, Cubist Pharmaceuticals, Inc., and Regeneron Pharmaceuticals Inc. Costs of contract research revenues approximate such revenues and are included in research and development expenses.

   Total operating expenses were $67.0 million for 2001, an increase of $32.9 million, or 96%, compared to the year ended December 31, 2000. The details of the increase are as follows:

   Research and development costs were $53.3 million for 2001, an increase of $28.5 million, or 115%, compared to the year ended December 31, 2000. This increase is mainly attributable to an increase of $14.8 million related to conducting Phase I and Phase III clinical trials for our product candidates. The remainder of the increase was primarily due to increased outside laboratory fees and laboratory supply expenses of $5.9 million, salaries of $4.6 million, and cost of occupancy of $3.0 million associated with the increased activities under collaborative and proprietary development programs.

   General and administrative expenses were $9.7 million in 2001, an increase of $3.0 million, or 45%, compared to the year ended December 31, 2000. This increase is primarily the result of increased legal and professional fees, general occupancy costs, and salaries to support the increase in research activity.

   Depreciation and amortization was $4.0 million in 2001, an increase of $1.4 million, or 54%, compared to the year ended December 31, 2000. The increase was primarily due to depreciation of equipment and leasehold improvements made in 2001 as we expanded our facilities at Tarrytown, New York and acquired land, building and equipment in Connecticut.

   Other income and expenses were $5.7 million of net income in 2001, a decrease of $2.5 million, or 30%, compared to the year ended December 31, 2000. This decrease is primarily the result of a $2.0 million decrease in investment income resulting from lower cash, investment balances, and interest rates and an increase of $0.5 million in non-cash interest accrued on a note payable.

   Based on the above factors, we sustained a net loss of $56.5 million in 2001 an increase of $37.9 million compared to a net loss of $18.7 million in the year ended December 31, 2000.

  Five Months Ended December 31, 2000 Compared to Five Months Ended December 31, 1999

   Contract research revenues were $2.4 million in the five months ended December 31, 2000, representing an increase of $1.3 million or 121%, compared to the five months ended December 31, 1999. This $1.3 million increase was due to the reimbursement of the PTH development expense from Eli Lilly and Company. Revenues for the five months ended December 31, 2000 related to research and development expense reimbursement primarily under our collaborative agreements with Novartis Pharma AG, Eli Lilly and Company and Cubist Pharmaceuticals, Inc. Costs of contract research revenues approximate such revenues and are included in research and development expenses.

   Total operating expenses were $14.6 million in the five months ended December 31, 2000, a decrease of $1.6 million, or 10%, compared to the same period last year. The details of this decrease are as follows:

   Research and development costs were $10.4 million in the five months ended December 31, 2000, a decrease of $2.6 million or 20%, compared to the same period last year. This decrease is due to the absence of $5.8 million of expenses incurred in 1999 related to pre-initiation start up costs for the ongoing oral heparin solution Phase III clinical trial, partially offset by an increase of $3.2 million of expenses comprised of outside laboratory fees and salaries associated with the increased activities under collaborative and proprietary development programs and increased scientific staff to support these programs.

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

   As a result of the above, our operating loss was $12.2 million in the five months ended December 31, 2000, a decrease of $2.9 million, as compared to $15.1 million for the five months ended December 31, 1999.

   Other income and expense increased to approximately $4.6 million of income, compared to a net expense of $0.7 million in the comparative period for the five months ended December 31, 1999. The change is primarily the result of an increase in investment income of $5.5 million, as compared to the prior year. This increase resulted from higher cash and investment balances from the sale of common stock in the follow-on public offerings completed in November 1999 and March 2000.

   Based on the above, we sustained a net loss of $7.6 million in the five months ended December 31, 2000, as compared to a net loss of $15.8 million in the same period of 1999.

  Year Ended July 31, 2000 Compared to Year Ended July 31, 1999

   Contract research revenues were $5.9 million for the year ended July 31, 2000, a decrease of $4.3 million, compared to the year ended July 31, 1999. The decrease was primarily attributable to the absence of revenues from our former heparin development joint venture, which was acquired in July 1999, offset by increases from both the Novartis Pharma AG and Eli Lilly and Company development programs.

   In the year ended July 31, 1999, we shifted our strategic focus from fundamental research and technology licensing to product development. A key step in the implementation of this strategy occurred with the July 1999 acquisition of our former partner's equity interest in a heparin development joint venture with us. In the year ended July 31, 1999, development expense reimbursement from the former joint venture was $5.7 million and approximated the costs associated with research efforts conducted on behalf of the joint venture.

   Revenues from Novartis approximated $3.5 million in the year ended July 31, 2000, which included reimbursed research and development efforts of $1 million and milestone payments of $2.5 million compared to $2.9 million of reimbursed research and development efforts in the year ended July 31, 1999. Revenues from Lilly were $2.2 million in the year ended July 31, 2000 and were comprised of milestone payments related to the Forteo development collaboration, compared to $1.4 million of reimbursed research and development efforts in the year ended July 31, 1999.

   Total operating expenses were $35.8 million for the year ended July 31, 2000, a decrease of $5.9 million, or 14%, compared to the year ended July 31, 1999. The details of the decrease are as follows:

   Research and development costs were $27.4 million for the year ended July 31, 2000, an increase of $6.2 million, or 29%, compared to the year ended July 31, 1999. This increase is mainly attributable to increased costs related to initiating and conducting Phase III clinical trials for our oral heparin solution.

   We recognized an expense in the year ended July 31, 1999 for acquired in-process research and development, which is discussed below. There were no similar costs incurred during the year ended July 31, 2000.

   General and administrative expenses were $5.9 million in the year ended July 31, 2000, a decrease of $0.2 million, or 3%, compared to the year ended July 31, 1999. This decrease is primarily the result of a decline in consulting costs associated with the completion during the year ended July 31, 2000 of a multi-year laboratory management system implementation and a decrease in executive recruiting costs.

   Depreciation and amortization was $2.4 million in the year ended July 31, 2000, an increase of $0.8 million, or 49%, compared to the year ended July 31, 1999. The increase was primarily due to amortization of purchased technology acquired in conjunction with the fiscal 1999 purchase of our former partner's equity interest in the heparin development joint venture and to depreciation of equipment and leasehold improvements made in the year ended July 31, 1999, as we expanded our facilities.

   The loss in Ebbisham Ltd. (heparin development joint venture with Elan Pharmaceuticals, plc) decreased by $3.1 million in the year ended July 31, 2000 from the year ended July 31, 1999 due to the consolidation of the joint venture after we acquired our former partner's interest in the joint venture, attaining 100% ownership. Thereafter, we discontinued the equity method of accounting. We assumed heparin development efforts, and the related costs are included in research and development in the year ended July 31, 2000.

   As a result of these factors, our operating loss was $29.9 million in the year ended July 31, 2000, a decrease of $1.6 million compared to an operating loss of $31.5 million in the year ended July 31, 1999.

   Our other income and expenses were $3.0 million of net income in the year ended July 31, 2000, an increase of $2.2 million from the year ended July 31, 1999. This increase is primarily the result of a $4.4 million increase in investment income resulting from higher cash and investment balances, partially off-set by an increase of $2.9 million in non-cash interest accrued on a note payable. The increase in cash and investments resulted from the sale of common stock in two follow-on public offerings.

   Based on the above factors, we sustained a net loss of $26.9 million in the year ended July 31, 2000, a decrease of $3.8 million, compared to a net loss of $30.7 million in the year ended July 31, 1999.

Liquidity and Capital Resources

   As of December 31, 2001, we had cash, cash equivalents and investments totaling $139.3 million, a decrease of $57.5 million, compared to December 31, 2000.

   Net cash used in operations was $39.6 million in 2001, as compared to $15.5 million in the year ended December 31, 2000. The increase in cash used in operations was primarily due to the initiation of Phase I clinical trials and the continuation of our oral heparin solution Phase III clinical development and to support our overall expansion in operations.

   Capital expenditures were approximately $18.7 million in 2001 compared to $6.3 million for the year ended December 31, 2000. The increase in capital expenditures is primarily due to the purchase of the Connecticut facilities and the build-out of our leased laboratory and office space in Tarrytown, New York.

   Net cash provided by financing activities was approximately $0.4 million in 2001, compared to net cash provided of $191.6 million during the year ended December 31, 2000. The change was due primarily to the repurchase of our common stock in 2001, and proceeds received from a follow-on public offering of common stock completed in March 2000.

   We expect to continue to incur substantial oral heparin solution clinical development expenses in 2002, as the product progresses through PROTECT 2 clinical development. In addition, we expect to expand our own development of products, including oral insulin, solid heparin, and cromolyn sodium. As a result, we expect to continue to incur increasing operating losses over those incurred in 2001.

   Likewise, our cash requirements are expected to increase due to cost associated with expanding research and development of our technologies, development of our own additional drug formulations, and general and administrative costs. These costs include, but are not limited to, increases in personnel and personnel related costs, purchases of capital equipment, and facilities expansion in New York and Connecticut. Capital expenditures are expected to be in the range of $16 to $20 million in 2002, which includes $5 to $10 million of the capital to build manufacturing facilities for our oral heparin solution, contingent upon management and Board of Directors' approval. Assuming the success of our oral heparin solution trial and management's approval, the total cost of building the manufacturing facilities over the next two to three years is estimated to amount to $50 to $60 million. Subsequent to December 31, 2001, we also committed to lease and build-out an additional 7,200 square feet of administrative space at our leased facility in Tarrytown, New York.

   We expect our cash, cash equivalent and investment balances to decrease by $75 to $95 million in 2002. This level of spending assumes the PROTECT trials will meet their required endpoints and that we will not enter into partnership agreements for either oral heparin solution and/or oral insulin. If we had to develop heparin and insulin without a partner, we would be required to seek additional financing to fund operations beyond 2002. However, if we enter into an agreement, depending upon the terms of any partnership agreement, we could receive expense reimbursement and/or cash infusions, which may delay the need for equity funding. A negative outcome of the PROTECT trial also would reduce our cash requirements by $15 to $30 million as a result of lower clinical trial and operating expenses. However, it could have an adverse effect on our potential for raising additional cash through public stock offerings and entering into other partnerships. A negative outcome of PROTECT also will potentially trigger a significant write-down of intangible assets between 25% to 50% and other fixed assets purchased for oral heparin solution may be partially impaired.

   In September 2001, we enacted a share repurchase program, which our Board of Directors authorized for up to $30 million. During 2001, we repurchased approximately 200,000 shares of our common stock for a total of $3.6 million. The current share repurchase program was terminated in October 2001. Such stock, which is deemed to be treasury stock, is recorded at cost. From time to time, in order to meet corporate needs, we may repurchase further shares of our common stock. The timing of stock repurchases is made at the discretion of management, with the approval of our Board of Directors.

   The following table summarizes our contractual obligations for long-term debt, Clinical Research Organization expense and research consulting agreements.

                                                                    Amount Due in
                                                  --------------------------------------------------
                                       Total       Less than 1                             More than
        Type of Obligation           Obligation       year      1 to 3 years 4 to 5 years   5 years
        ------------------          ------------- ------------- ------------ ------------- ---------
Long-Term Debt (1)................. $55.0 million            --           -- $55.0 million      --
Clinical Research Organizations (2)  20.2 million $16.2 million $4.0 million            --      --
Research consultant agreements.....   0.4 million   0.4 million           --            --      --
                                    ------------- ------------- ------------ -------------   -----
   Total........................... $75.6 million $16.6 million $4.0 million $55.0 million      --
                                    ============= ============= ============ =============   =====

--------
(1) $20 million Note Payable to Elan in connection with the purchase of Ebbisham Ltd due in 2006; accrued interest to accumulate to $35.0 million if held to maturity; payable in cash or Emisphere stock at Emisphere's option; balance due at December 31, 2001 was approximately $28.7 million.
(2) Excluding PROTECT 2 for which the Company has not signed a contract as of December 31, 2001.

Critical Accounting Policies

   Investments The Company invests excess cash in accordance with a policy objective seeking to preserve both liquidity and safety of principal. Investments are carried at fair value, with unrealized holding gains and losses reported in stockholders' equity. The Company generally invests its excess funds in obligations of the U.S. government and its agencies, bank deposits, mortgage-backed securities, and investment grade debt securities issued by corporations and financial institutions at ratings of A-1 or A (Standard and Poor's). The Company considers all highly liquid, interest-bearing debt instruments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include demand deposits held in banks and interest bearing money market funds. Short- and long-term investments are considered to be available for sale. Although the Company's investments carry high ratings when purchased, a lowering of the rating of the corporate debt securities in our portfolio could result in impairment to our investments.

   Purchased Technology Purchased technology represents the value assigned to research and development projects of Ebbisham Ltd, that were commenced but not yet completed as of the date of the Company's acquisition of full ownership and which, if unsuccessful, have no alternative future use. American Appraisal Associated, Inc., was engaged to assess the value of the technology in connection with the acquisition of Ebbisham Ltd. The data and underlying assumptions of that valuation, including projections of discounted cash flows related to the development of our oral heparin products, were updated and determined to be accurate based upon the continued progress of the oral heparin development program. We amortize purchased technology on a straight-line basis over a period of 15 years, the average life of the related patents. The fair value of purchased technology is reviewed for impairment whenever events or changes in circumstances, such as the manner in which an asset is used, indicate that its carrying value may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Should the outcome of PROTECT prove negative, a substantial portion of this intangible asset will be written-off due to impairment.

   Clinical Research Trial Accrual Methodology Clinical research expenses represent obligations resulting from the Company's contracts with various research organizations in connection with conducting clinical trials for the Company's product candidates. The Company accounts for those expenses on an accrual basis according to the progress of the trial as measured by patient enrolment and the timing of the various aspects of the trial. Accruals are recorded as follows: (1) contract costs are broken down based on the nature and the timing of costs which trigger the recognition of expense; (2) the costs for period expenses, such as investigator meetings and initial start-up costs, are expensed/accrued as incurred based on management's estimates; such estimates are impacted by the change in the number of sites and recruitment of patients and when they start; (3) direct service costs are recognized on a straight-line basis over the life of the contract (on-going monitoring costs); and (4) principal investigator expenses that are directly associated with recruitment are recognized based on actual patient recruitment. All changes to the contract amounts due to change orders are analyzed and recognized in accordance with the above methodology. Change orders are triggered by changes in the scope, time to completion and the number of sites. The Company adjusts its rate of clinical expense recognition if actual results differ from our estimates.

   Revenue Recognition Contract research revenues consist of revenue from collaborative agreements and feasibility studies and are comprised of reimbursed research and development costs, as well as upfront and research and development milestone payments. Deferred revenue represents payments received, which are related to future performance. Non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration. Revenue recognized is the lower of (i) the percentage complete, measured by incurred costs, applied to expected contractual payments or (ii) the total non-refundable cash received to date. With regards to our revenues from non-refundable fees, changes in our assumptions of estimated costs to complete could have a material impact on the revenue we recognize. Contract research revenues are expected to fluctuate from year to year and are dependent upon the timing of work plans mutually agreed to with collaborators and to the allocation of efforts between ourselves and our collaborators.

Research Project Spending

   We have devoted substantially all of our efforts and resources to research and development conducted on our own behalf (self-funded) and through collaborations with corporate partners (partnered). Due to the uncertainties and "Risk Factors" as described below, including the progress of our products in development through clinical trials, regulatory approval, commercialization and market acceptance, it is not possible to reliably predict future spending by project or project category.

   The following table summarizes spending by project category:

                                 Year Ended    Five Months Ended
                                December 31,     December 31,    Year Ended July 31, Cumulative
                               --------------- ----------------- -------------------  Spending
                                2001    2000     2000     1999     2000      1999    To date (1)
                               ------- ------- -------  -------   -------   -------  -----------
Feasibility Projects
   Self-funded................ $ 6,066 $   631 $   630  $    10  $    12   $   173    $  7,182
   Partnered..................     831     396     136      336      596        35       1,598
Development Projects
   Oral heparin (self-funded).  29,277  11,601   3,917    8,660   16,343    11,375      67,615
   Partnered..................   2,535   1,995   1,245      599    1,350     1,836       8,253
   All Other (self-funded)....      --      88      --        4       92        11         141
Other.........................  14,592  10,109   4,458    3,381    9,055     7,787      55,115
                               ------- ------- -------  -------   -------   -------   --------
       Total all Projects..... $53,301 $24,820 $10,386  $12,990  $27,448   $21,217    $139,904
                               ======= ======= =======  =======   =======   =======   ========

--------
(1) Cumulative spending from August 1, 1995 through December 31, 2001

Transactions with Related Parties

   During 2001, the Company paid $0.08 million for general consulting services to one member of our Board of Directors.

Risk Factors

   The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report.

Risks Related to Emisphere Technologies

   We are highly dependent on the success of our heparin products.

   Our leading product candidate is an oral heparin solution for the prevention of deep vein thrombosis. Heparin is currently not available in oral form. We commenced Phase III clinical trials ("PROTECT") for this product in 1999 and began dosing patients in January 2000. The outcome of clinical trials is inherently subject to uncertainty, as is the FDA's drug approval. Enrollment in the Phase III trial was completed as of year-end 2001. While our objective is to show the superiority of oral heparin solution to Lovenox, we cannot assure that this data will in fact demonstrate true superiority. As of this annual report, nearly 100% of the data is in, however, the data continues to be blinded. Even if our oral heparin solution does show superiority, PROTECT 2, our second Phase III trial, will be costly and the outcome is uncertain. If both PROTECT and PROTECT 2 are successful, there are still risks in commercialization.

   In addition, the manufacture, marketing and distribution of pharmaceuticals is a formidable undertaking. We do not have the marketing expertise to bring oral heparin to market on our own. In July 1999, we reacquired all product, marketing and technology rights for Emisphere's heparin products from Elan Corporation, plc, which had been our joint venture partner since 1996. Until we enter into a new partnership agreement, we remain responsible for the clinical trials, development, manufacturing, marketing and distribution of our oral forms of heparin. In accordance with the Elan agreement we will be required to pay Elan royalties on our sales which are capped on an annual basis. See Note 10 to our consolidated financial statements.

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

   Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

   Our preclinical studies and clinical trials, as well as the manufacturing and marketing of our technologies, are subject to extensive, costly and rigorous regulation by various governmental authorities in the United States and other countries. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product candidates. We cannot assure you that any technologies or carriers developed by us, either independently or in collaboration with others, will meet the applicable regulatory criteria in order to receive the required approvals for manufacturing and marketing. Delays in obtaining United States or foreign approvals for our self-funded projects could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other companies. Additionally, delays in obtaining regulatory approvals encountered by others with whom we collaborate, or other licensees of ours, could also adversely affect our business and prospects.

   If regulatory approval of a product is granted, the approval may place limitations on the intended uses of the product we wish to commercialize, and may restrict the way in which we are permitted to market the product, either of which may affect cost greatly.

   We are dependent upon collaborative partners to develop and commercialize compounds using our carriers.

   A key part of our strategy is to form collaborations with pharmaceutical companies that will assist us in developing, testing, obtaining government approval for and commercializing oral forms of therapeutic compounds using our drug delivery technologies. We do not currently possess the ability or resources necessary to reach these goals alone, and we do not currently intend independently to market products incorporating our technologies in the foreseeable future. Other than our strategic alliances with Novartis, Lilly, Cubist, and Regeneron we have no commitments or development agreements currently in effect.

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

   Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. On December 31, 2001, our accumulated deficit was approximately $179 million. Operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments.

   We expect to experience a substantial increase in clinical development expenses for self-funded projects and in oral heparin solution clinical development expenses in 2002 as we conduct Phase III clinical trials, the most expensive phase of the clinical development process. As a result, we believe that we will continue to incur increasing operating losses for the foreseeable future.

   We anticipate that our existing capital resources will enable us to maintain currently planned operations through at least the next fourteen to eighteen months. However, this expectation is based on our current operating plan, that could change as a result of many factors, and we may need additional funding sooner than anticipated. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our products. Such funds may not be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders.

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

   We currently have no manufacturing facilities for large-scale clinical or commercial production of any compounds under consideration as products. Management is currently evaluating its options to manufacture or rely on third parties.

   We may face product liability claims related to participation in clinical trials or the use or misuse of our products.

   We have product liability insurance with a policy limit of $10 million per occurrence and in aggregate. The testing, manufacturing and marketing of products for humans utilizing our drug delivery technologies may expose us to potential product liability and other claims resulting from their use.

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

   Our products, when developed and marketed, may compete with existing injectable versions of the same drug, some of which are well established in the marketplace and manufactured by formidable competitors, as well as other existing drugs. For example, our oral heparin products will compete with injectable heparin, injectable low molecular weight heparin and warfarin, an oral anti-coagulant. These products are marketed throughout the world by very large companies such as Aventis SA, Pharmacia & Upjohn, Inc. and Bristol Myers Squibb. Similarly, our salmon calcitonin product candidate, if developed and marketed, would compete with a wide array of existing osteoporosis therapies, including a nasal dosage form of salmon calcitonin, estrogen replacement therapy, bisphosphonates and selective receptor modulators.

   Our competitors may succeed in developing competing technologies or obtaining government approval for products before we do. Developments by others may render our product candidates, or the therapeutic compounds used in combination with our product candidates, noncompetitive or obsolete. For example, we are aware that AstraZeneca PLC has completed Phase II clinical trials of a pro-drug form of melagantran, a direct thrombin inhibitor, which, if successfully developed, would compete with our oral heparin products. Similarly, we are aware that Nobex Corporation has an oral insulin formulation in Phase II development and that at least one competitor has notified the FDA that it is developing a competing formulation of salmon calcitonin. We cannot assure you that, if our products are marketed, they will be preferred to existing drugs or that they will be preferred to or available before other products in development.

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

   In addition, we have contractual "standstill" agreements with Lilly, Novartis, Regeneron and Elan, which generally prohibit each company from acquiring shares of our outstanding voting stock above specified levels. We may enter into additional standstill agreements with future collaboration partners and with prospective collaboration partners before we begin negotiating collaborations with them.

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

  .   litigation;

  .   general market conditions; and

  .   number of shares available for trading (float).

   Future sales of common stock, or the prospect of future sales, may depress our stock price.

   Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2001, we have outstanding options to purchase up to 3,955,473 shares of common stock which are currently exercisable and additional options to purchase up to 1,734,015 shares of common stock are exercisable over the next several years. In addition, an aggregate of 25,000 shares of common stock have been reserved for issuance under our Directors' Deferred Compensation Plan, of which 5,358 shares are currently issuable. The holders of these options or rights have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other stockholders. The existence of these options or rights may adversely affect the terms on which we may obtain additional financing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. Our investments totaled $96.4 million at December 31, 2001. Approximately $64.9 million, of which $57.9 million were short-term and $7.0 million were long-term investments, had fixed interest rates, and $31.5 million, which were all short-term investments, had variable interest rates.

   Due to the conservative nature of our short-term fixed interest rate investments (maturities in less than one year), we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the year-end market interest rates would result in a decrease of approximately $0.7 million in the market values of these investments.

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

      (2) Financial Statement Schedules

       Schedules have been omitted, because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Consolidated Financial Statements.

      (3) Exhibits

       A list of the exhibits filed as a part of this report appears on pages E-1 and E-2, which follow immediately after the financial statements.

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

Date: March 27, 2002

                                               EMISPHERE TECHNOLOGIES, INC.

                                               By:   /s/  MICHAEL M. GOLDBERG
                                                   -----------------------------
                                                     Michael M. Goldberg, M.D.
                                                     Chairman of the Board and
                                                      Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name and Signature                   Title                  Date
     ------------------                   -----                  ----

   /s/ MICHAEL M. GOLDBERG    Director, Chairman of the     March 27, 2002
-----------------------------   Board and Chief Executive
  Michael M. Goldberg, M.D.     Officer

      /s/ JERE E. GOYAN       Director                      March 27, 2002
-----------------------------
     Jere E. Goyan, Ph.D

    /s/ PETER BARTON HUTT     Director                      March 27, 2002
-----------------------------
   Peter Barton Hutt, Esq.

     /s/ HOWARD M. PACK       Director                      March 27, 2002
-----------------------------
       Howard M. Pack

     /s/ MARK I. GREENE       Director                      March 27, 2002
-----------------------------
 Mark I. Greene, M.D., Ph.D.

   /s/ JOSEPH R. ROBINSON     Director                      March 27, 2002
-----------------------------
  Joseph R. Robinson, Ph.D.

   /s/ ROBERT J. LEVENSON     Director                      March 27, 2002
-----------------------------
     Robert J. Levenson

    /s/ FREDRICK D. COBB      General Manager, Finance and  March 27, 2002
-----------------------------   Accounting Officer
      Fredrick D. Cobb

  /s/ FRIEDRICH K. PFETSCH    Controller and Chief          March 27, 2002
-----------------------------   Accounting Officer
    Friedrich K. Pfetsch

                         EMISPHERE TECHNOLOGIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     Index

                                                                                                Page(s)
Emisphere Technologies, Inc.                                                                   ---------
Report of Independent Accountants.............................................................       F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000..................................       F-3

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000
  (unaudited), the five months ended December 31, 2000 and 1999 (unaudited), and the years
  ended July 31, 2000 and 1999................................................................       F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000
  (unaudited), the five months ended December 31, 2000 and 1999 (unaudited), and the years
  ended July 31, 2000 and 1999................................................................       F-5

Consolidated Statements of Stockholders' Equity for the year ended December 31, 2001, the five
  months ended December 31, 2000 and the years ended July 31, 2000 and 1999...................       F-6

Notes to the Consolidated Financial Statements................................................ F-7--F-22

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Emisphere Technologies, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Emisphere Technologies, Inc., and subsidiaries, at December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, the five months ended December 31, 2000, and the years ended July 31, 2000 and 1999 in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
February 1, 2002

                         EMISPHERE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                           December 31,
                                                                                       --------------------
                                                                                         2001       2000
                                                                                       ---------  ---------
                                        ASSETS
Current assets:.......................................................................
   Cash and cash equivalents.......................................................... $  42,853  $  21,626
   Investments........................................................................    31,016     67,277
   Prepaid expenses and other current assets..........................................     4,621      5,302
                                                                                       ---------  ---------
       Total current assets...........................................................    78,490     94,205
Equipment and leasehold improvements, at cost, net of accumulated
   Depreciation and amortization......................................................    31,089     15,194
Purchased technology, net of accumulated amortization.................................     7,035      7,598
Investments...........................................................................    65,409    107,906
Other assets..........................................................................        60         60
                                                                                       ---------  ---------
       Total assets................................................................... $ 182,083  $ 224,963
                                                                                       =========  =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:..................................................................
   Accounts payable and accrued expenses.............................................. $  13,581  $   3,474
   Deferred revenue...................................................................         8      1,363
                                                                                       ---------  ---------
       Total current liabilities......................................................    13,589      4,837
Note payable, including accrued interest..............................................    28,712     24,846
Deferred lease liability..............................................................     2,140      2,140
                                                                                       ---------  ---------
       Total liabilities..............................................................    44,441     31,823
                                                                                       ---------  ---------
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and
     outstanding......................................................................        --         --
   Common stock, $.01 par value; authorized 40,000,000 shares; issued 18,041,000 shares (17,797,000 outstanding) in 2001 and 17,703,000 shares (17,659,000
     outstanding) in 2000.............................................................       180        177
   Additional paid-in capital.........................................................   319,916    315,591
   Note receivable from officer and director..........................................      (804)      (804)
   Accumulated deficit................................................................  (178,822)  (122,288)
   Accumulated other comprehensive income.............................................       959        657
                                                                                       ---------  ---------
                                                                                         141,429    193,333
Less, common stock held in treasury, at cost; 244,000 shares in 2001 and 44,000 shares
  in 2000.............................................................................    (3,787)      (193)
                                                                                       ---------  ---------
   Total stockholders' equity.........................................................   137,642    193,140
                                                                                       ---------  ---------
   Total liabilities and stockholders' equity......................................... $ 182,083  $ 224,963
                                                                                       =========  =========


    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                          Year Ended             Five Months Ended            Year Ended
                                         December 31,              December 31,                July 31,
                                   ------------------------  ------------------------  ------------------------
                                      2001         2000         2000         1999         2000         1999
                                   -----------  -----------  -----------  -----------  -----------  -----------
                                                (unaudited)               (unaudited)
Revenue........................... $     4,728  $     7,211  $     2,414  $     1,092  $     5,889  $    10,180
                                   -----------  -----------  -----------  -----------  -----------  -----------
Costs and expenses:
    Research and development......      53,301       24,820       10,386       12,990       27,448       21,217
    General and administrative....       9,692        6,699        3,039        2,200        5,878        6,051
    Depreciation and
     amortization.................       4,014        2,605        1,167          996        2,434        1,633
    Acquisition of in-process
     research and development.....          --           --           --           --           --        9,686
    Loss in Ebbisham Ltd..........          --           --           --           --           --        3,092
                                   -----------  -----------  -----------  -----------  -----------  -----------
                                        67,007       34,124       14,592       16,186       35,760       41,679
                                   -----------  -----------  -----------  -----------  -----------  -----------
       Operating loss.............     (62,279)     (26,913)     (12,178)     (15,094)     (29,871)     (31,499)
Other income and expense:
    Investment and other income...       9,612       11,606        6,058          593        6,140        1,684
    Interest expense..............      (3,867)      (3,353)      (1,466)      (1,280)      (3,166)        (867)
                                   -----------  -----------  -----------  -----------  -----------  -----------
                                         5,745        8,253        4,592         (687)       2,974          817
                                   -----------  -----------  -----------  -----------  -----------  -----------
Net loss.......................... $   (56,534) $   (18,660) $    (7,586) $   (15,781) $   (26,897) $   (30,682)
                                   ===========  ===========  ===========  ===========  ===========  ===========
Net loss per share, basic and
 diluted.......................... $     (3.18) $     (1.10) $     (0.43) $     (1.21) $     (1.79) $     (2.63)
                                   ===========  ===========  ===========  ===========  ===========  ===========
Weighted average shares
 outstanding, basic and diluted...  17,755,000   16,954,000   17,646,000   13,056,000   15,039,000   11,669,000
                                   ===========  ===========  ===========  ===========  ===========  ===========



    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                     Year Ended         Five Months Ended        Year Ended
                                                                    December 31,          December 31,            July 31,
                                                               ---------------------  --------------------  -------------------
                                                                 2001        2000       2000       1999       2000       1999
                                                               ---------  ----------- --------  ----------- ---------  --------
                                                                          (unaudited)           (unaudited)
Cash flows from operating activities:
   Net loss................................................... $ (56,534)  $ (18,660) $ (7,586)  $(15,781)  $ (26,897) $(30,682)
                                                               ---------   ---------  --------   --------   ---------  --------
   Adjustments to reconcile net loss to net cash used in
    operating activities:.....................................
      Non-cash interest expense...............................     3,867       3,327     1,466      1,254       3,123       258
      Depreciation and amortization...........................     3,451       2,043       933        761       1,871     1,586
      Amortization of purchased technology....................       563         563       235        235         563        47
      Amortization/deferral of deferred lease liability.......        --          30       (37)        60         127     1,452
      Non-cash compensation...................................       294         101        92         21          45       275
      Amortization of deferred financing cost.................        --          --        --         --          21       138
      Amortization of discount (premium) on investments.......       334         412       456          3        (175)       70
      Acquired in-process research and development............        --          --        --         --          --     9,685
      Loss in Ebbisham Ltd....................................        --          --        --         --          --     3,092
      Net realized gain on sale of investments................      (274)         --        --         --          --        (1)
   Changes in assets and liabilities:
      Decrease in receivable due from Ebbisham Ltd............        --          --        --         --          --     7,710
      Decrease (increase) in prepaid expenses and other
       current assets.........................................       680      (4,644)   (2,038)        38      (2,570)       35
      (Decrease) increase in deferred revenue.................    (1,355)      1,363     1,363         --          --        --
      Increase in investment in Ebbisham Ltd..................        --          --        --         --          --    (7,225)
      Increase (decrease) in accounts payable and accrued
       expenses...............................................     9,415         (55)     (974)     1,192       2,215       507
                                                               ---------   ---------  --------   --------   ---------  --------
         Total adjustments....................................    16,975       3,140     1,496      3,564       5,220    17,629
                                                               ---------   ---------  --------   --------   ---------  --------
         Net cash used in operating activities................   (39,559)    (15,520)   (6,090)   (12,217)    (21,677)  (13,053)
                                                               ---------   ---------  --------   --------   ---------  --------
Cash flows from investing activities:
   Proceeds from sales of investments.........................   223,590      96,375    42,007      6,339      72,057    10,400
   Purchases of investments...................................  (144,588)   (271,314)  (39,171)        --    (243,358)   (3,346)
   Capital expenditures.......................................   (18,656)     (6,336)   (5,521)       (93)       (977)   (3,731)
                                                               ---------   ---------  --------   --------   ---------  --------
      Net cash provided by (used in) investing activities.....    60,346    (181,275)   (2,685)     6,246    (172,278)    3,323
                                                               ---------   ---------  --------   --------   ---------  --------
Cash flows from financing activities:
   Proceeds from exercise of stock options....................     4,034       3,457       351        479       3,548       957
   Repurchase of common stock.................................    (3,594)         --        --         --          --        --
   Net proceeds from issuance of common stock.................        --     188,143        --     23,500     211,644        --
   Redemption of senior convertible notes.....................        --          --        --     (2,648)     (2,648)   (1,124)
                                                               ---------   ---------  --------   --------   ---------  --------
Net cash provided by (used in) financing activities...........       440     191,600       351     21,331     212,544      (167)
                                                               ---------   ---------  --------   --------   ---------  --------
Net increase (decrease) in cash and cash equivalents..........    21,227      (5,195)   (8,424)    15,360      18,589    (9,897)
Cash and cash equivalents, beginning of year..................    21,626      26,821    30,050     11,461      11,461    21,358
                                                               ---------   ---------  --------   --------   ---------  --------
Cash and cash equivalents, end of year........................ $  42,853   $  21,626  $ 21,626   $ 26,821   $  30,050  $ 11,461
                                                               =========   =========  ========   ========   =========  ========
Supplemental disclosure of cash flow information:
   Cash paid for interest.....................................                                              $      56  $   $159
                                                                                                            =========  ========
Non-cash investing and financing activities:
   Capital expenditures in accounts payable................... $     690
                                                               =========
   Note received for stock option exercise by officer.........                                              $     804
                                                                                                            =========
   Note issued for purchased technology.......................                                                         $ 20,000
                                                                                                                       ========
   Conversion of debt to equity...............................                                                         $  9,459
                                                                                                                       ========

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 For the year ended December 31, 2001, the five months ended December 31, 2000 and the years ended July 31, 2000 and 1999
                       (in thousands, except share data)


                                                                       Common Stock    Additional
                                                                     -----------------  Paid-in      Note    Accumulated
                                                                       Shares   Amount  Capital   Receivable   Deficit
                                                                     ---------- ------ ---------- ---------- -----------
Balance, July 31, 1998.............................................. 11,037,000  $110   $ 88,482              $ (57,123)
Net loss............................................................                                            (30,682)
Unrealized loss on investments......................................

Comprehensive loss..................................................

Sale of common stock under employee stock purchase plans and
 exercise of options................................................    144,000     2        956

Conversion of senior convertible debt, net of costs.................  1,000,000    10      9,449
Issuance of stock options for services rendered.....................                         275
                                                                     ----------  ----   --------              ---------
Balance, July 31, 1999.............................................. 12,181,000   122     99,162                (87,805)
Net loss............................................................                                            (26,897)
Unrealized loss on investments......................................

Comprehensive loss..................................................

Sale of common stock under employee stock purchase plans and
 exercise of options................................................    448,000     4      4,348

Issuance of common stock in connection with public offerings, net of
 expenses...........................................................  5,050,000    51    211,593
Note receivable from officer and director...........................                                $(804)
Issuance of stock options for services rendered.....................                          45
                                                                     ----------  ----   --------    -----     ---------
Balance, July 31, 2000.............................................. 17,679,000   177    315,148     (804)     (114,702)
Net Loss............................................................                                             (7,586)
Unrealized gain on investments......................................

Comprehensive loss..................................................

Sale of common stock under employee stock purchase plans and
 exercise of options................................................     24,000              351

Issuance of stock options for services rendered.....................                          92
                                                                     ----------  ----   --------    -----     ---------
Balance, December 31, 2000.......................................... 17,703,000   177    315,591     (804)     (122,288)
Net Loss............................................................                                            (56,534)
Unrealized gain on investments......................................

Comprehensive loss..................................................
Sale of common stock under employee stock purchase plans and
 exercise of options................................................    338,000     3      4,031

Repurchase of common stock..........................................
Issuance of stock options for services rendered.....................                         294
                                                                     ----------  ----   --------    -----     ---------
Balance, December 31, 2001.......................................... 18,041,000  $180   $319,916    $(804)    $(178,822)
                                                                     ==========  ====   ========    =====     =========

                                                                      Accumulated    Common Stock
                                                                         Other     Held in Treasury
                                                                     Comprehensive ---------------
                                                                     Income (Loss) Shares  Amount    Total
                                                                     ------------- ------- -------  --------
Balance, July 31, 1998..............................................     $  5       44,000 $  (193) $ 31,281
Net loss............................................................                                 (30,682)
Unrealized loss on investments......................................       (4)                            (4)
                                                                                                    --------
Comprehensive loss..................................................                                 (30,686)
                                                                                                    --------
Sale of common stock under employee stock purchase plans and
 exercise of options................................................                                     958

Conversion of senior convertible debt, net of costs.................                                   9,459
Issuance of stock options for services rendered.....................                                     275
                                                                         ----      ------- -------  --------
Balance, July 31, 1999..............................................        1       44,000    (193)   11,287
Net loss............................................................                                 (26,897)
Unrealized loss on investments......................................      (76)                           (76)
                                                                                                    --------
Comprehensive loss..................................................                                 (26,973)
                                                                                                    --------
Sale of common stock under employee stock purchase plans and
 exercise of options................................................                                   4,352

Issuance of common stock in connection with public offerings, net of
 expenses...........................................................                                 211,644
Note receivable from officer and director...........................                                    (804)
Issuance of stock options for services rendered.....................                                      45
                                                                         ----      ------- -------  --------
Balance, July 31, 2000..............................................      (75)      44,000    (193)  199,551
Net Loss............................................................                                  (7,586)
Unrealized gain on investments......................................      732                            732
                                                                                                    --------
Comprehensive loss..................................................                                  (6,854)
                                                                                                    --------
Sale of common stock under employee stock purchase plans and
 exercise of options................................................                                     351

Issuance of stock options for services rendered.....................                                      92
                                                                         ----      ------- -------  --------
Balance, December 31, 2000..........................................      657       44,000    (193)  193,140
Net Loss............................................................                                 (56,534)
Unrealized gain on investments......................................      302                            302
                                                                                                    --------
Comprehensive loss..................................................                                 (56,232)
Sale of common stock under employee stock purchase plans and
 exercise of options................................................                                   4,034

Repurchase of common stock..........................................               200,000  (3,594)   (3,594)
Issuance of stock options for services rendered.....................                                     294
                                                                         ----      ------- -------  --------
Balance, December 31, 2001..........................................     $959      244,000 $(3,787) $137,642
                                                                         ====      ======= =======  ========

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)

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

   The Company expects to incur a substantial increase in oral heparin solution clinical development expenses in 2002 as the product continues through Phase III clinical trials. As a result, management believes that the Company will continue to incur increasing operating losses and will require substantial financial resources to continue not only its oral heparin clinical development program, but also the expansion of its internal research and development efforts, including Phase I and II clinical trials of other product candidates. Management believes that cash, cash equivalents, and investments at December 31, 2001, will be sufficient to fund the Company's operation through 2002 and that additional funding, either through a corporate partnership or equity financing, will be required to fund operations beyond 2002.

   Use of Estimates. The Company has no products approved for sale by the U.S. Food and Drug Administration. There can be no assurance that the Company's research and development will be successfully completed, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the continued services of its current employees, consultants and subcontractors.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates. Significant estimates include fair value and recoverability of carrying value of purchased technology, accrued amounts for on-going clinical trials and estimated costs to complete research collaboration projects.

   Change in Fiscal Year. On January 30, 2001, Emisphere's Board of Directors approved a change in the Company's fiscal year end from July 31 to December 31. A five-month transition period from August 1, 2000 to December 31, 2000 preceded the start of the first calendar year reporting period 2001.

   Principles of Consolidation. The consolidated financial statements include the accounts of all significant subsidiaries. All significant inter-company transactions have been eliminated in consolidation. Investments in 20% to 50% owned partnerships and corporate investments (joint ventures) are reported under the equity method of accounting.

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

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   Cash, Cash Equivalents, and Investments. The Company considers all highly liquid, interest-bearing debt instruments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include demand deposits held in banks and interest bearing money market funds.

   The Company considers its short- and long-term investments to be available for sale. Investments are carried at fair value, with unrealized holding gains and losses reported in stockholders' equity.

   Realized gains and losses are included as a component of investment income. For the years ended December 31, 2001 and 2000, the five months ended December 31, 2000 and 1999 and the years ended July 31, 2000 and 1999, gross realized gains and losses were not significant. In computing realized gains and losses, the Company determines the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the investments, adjusted for the amortization of any discount or premium. The fair value of the investments has been estimated based on quoted market prices.

   The following is a summary of the fair value of available for sale investments as of December 31, 2001 and 2000:

                                                     2001     2000
                                                    ------- --------
            Maturities less than one year:
               Corporate debt securities........... $31,016 $ 67,277
            Maturities between one and three years:
               U.S. government securities..........   6,421       --
               Corporate debt securities...........  56,602  105,710
            Maturities between five and ten years:
               Corporate debt securities...........   2,386    2,196
                                                    ------- --------
                                                    $96,425 $175,183
                                                    ======= ========

   As of December 31, 2001 and 2000, the difference between the fair value and amortized cost of available for sale investments was immaterial.

   Equipment and Leasehold Improvements. Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for on the straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the life of the lease or of the improvements whichever is shorter. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold, are removed from the respective accounts and any gain or loss is recognized in operations.

   Purchased Technology. Purchased technology (see Note 10) is amortized on a straight-line basis over a period of 15 years, the average life of the related patents. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the fair value of purchased technology is reviewed for impairment whenever events or changes in circumstances, such as the manner in which an asset is used, indicate that its carrying value may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value, which is based upon discounted cash flows.

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


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

   Repurchase of Common Stock. From time to time, in order to meet corporate needs, the Company repurchases shares of its common stock. Such stock, which is deemed to be treasury stock, is recorded at cost. The timing of stock repurchases is made at the discretion of management, with the approval of the Company's Board of Directors.

   Revenue Recognition. On August 1, 2000, the Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). In accordance with SAB101, contract research revenues consist of revenue from collaborative agreements and feasibility studies and are comprised of reimbursed research and development costs, as well as upfront and research and development milestone payments. Deferred revenue represents payments received, which are related to future performance. Non-refundable upfront and research and development milestone payments and payment for services ("Non-refundable Fees") are recognized as revenue as the related services are performed over the term of the collaboration. Revenue recognized is the lower of (i) the percentage complete, measured by incurred costs, applied to expected contractual payments or (ii) the total non-refundable cash received to date. Adoption of SAB 101 did not have a material impact on the Company's financial statements.

   Prior to August 1, 2000, the Company recognized revenue as described above, except that certain Non-refundable Fees, including reimbursements from Ebbisham Ltd. (see Note 10), were recognized as revenue when there were no additional contractual services to be provided or costs to be incurred by the Company in connection with the Non-refundable Fee.

   Interest Income. Interest income, which is included in investment income, is recognized as earned.

   Patent Costs. As a result of research and development efforts conducted by the Company, it has received, applied for, or is in the process of applying for a number of patents to protect proprietary inventions. Costs incurred in connection with patent applications have been expensed as incurred.

   Clinical Research Trial Expenses. Clinical research expenses represent obligations resulting from the Company's contracts with various research organizations in connection with conducting clinical trials for the Company's product candidates. The Company accounts for those expenses on an accrual basis according to the progress of the trial as measured by patient enrolment and the timing of the various aspects of the trial. Accruals are recorded as follows:
(1) Contract costs are broken down based on the nature and the timing of costs which

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)

trigger the recognition of expense; (2) the costs for period expenses, such as investigator meetings and initial start-up costs, are expensed/accrued as incurred based on management's estimates. Such estimates are impacted by the change in the number of sites and recruitment of patients and when they start;
(3) direct service costs are recognized on a straight-line basis over the life of the contract (on-going monitoring costs); and (4) principal investigator expenses that are directly associated with recruitment are recognized based on actual patient recruitment. All changes to the contract amounts due to change orders are analyzed and recognized in accordance with the above methodology. Change orders are triggered by changes in the scope, time to completion and the number of sites. The Company adjusts its rate of clinical expense recognition if actual results differ from our estimates.

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

   Income Taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. These liabilities and assets are determined based on differences between the financial reporting and tax basis of assets and liabilities measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is not more likely than not to occur.

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

   Disclosure required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, has been included in Note 7.

   The fair value of options and warrants granted to non-employees for goods or services is included in the financial statements and expensed as the goods are utilized or the services performed.

   Net Loss Per Share. Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. For all periods presented, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. Stock options that have been excluded from diluted loss per share amounted to 4,794,148, 4,469,101 (unaudited), 4,470,251, 4,578,756 (unaudited), 4,466,661 and 2,559,295 shares for the years ended December 31, 2001 and 2000, the five months ended December 31, 2000 and 1999, and the years ended July 31, 2000 and 1999, respectively.

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   Fair Value of Financial Instruments. The carrying amounts for cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their short-term nature. The carrying amount for the Company's debt instrument approximates fair value.

   Future Impact of Recently Issued Accounting Standards. Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

   Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized; goodwill will be tested for impairment at least annually at the reporting unit level; intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001 and must be applied prospectively.

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

2. Fixed Assets

   Fixed assets as of December 31, 2001 and 2000 consist of the following:

                                                Useful Lives in Years  2001    2000
                       .                        --------------------- ------- -------
Land...........................................          --           $ 1,170 $    --
Building.......................................          13             1,754      --
Equipment......................................          3-7           13,667   7,868
Leasehold improvements.........................     Life of lease      26,553  15,930
                                                                      ------- -------
                                                                       43,144  23,798
Less, accumulated depreciation and amortization                        12,055   8,604
                                                                      ------- -------
                                                                      $31,089 $15,194
                                                                      ======= =======

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   In April 2001, the Company acquired a 100,000 square foot research facility, with equipment, on approximately 29 acres of land in Connecticut for $3.3 million in cash.

   Depreciation expense for the years ended December 31, 2001 and 2000, the five months ended December 31, 2000 and 1999, and the years ended July 31, 2000 and 1999 was $3.5 million, $2.0 million (unaudited), $0.9 million, $0.8 million (unaudited), $1.9 million and $1.6 million, respectively.

3. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following as of December 31, 2001 and 2000:

                                                         2001    2000
                                                        ------- ------
          Accounts payable............................. $ 2,711 $1,346
          Clinical trial expenses and contract research   9,750  1,380
          Compensation.................................     630    411
          Professional fees............................     345     91
          Other........................................     145    246
                                                        ------- ------
                                                        $13,581 $3,474
                                                        ======= ======

4. Commitments

   Leases. The Company leases office and laboratory space under non-cancelable operating leases expiring in various years through 2007. As of December 31, 2001, future minimum rental payments are as follows:

                                                 Minimum
                                                  Rental
                       Years Ending December 31, Payments
                       ------------------------- --------
                       2002.....................   2,027
                       2003.....................   2,224
                       2004.....................   2,224
                       2005.....................   2,224
                       2006.....................   2,232
                       Thereafter...............   1,488
                                                 -------
                                                 $12,419
                                                 =======

   Subsequent to December 31, 2001, the Company entered into an additional lease to expand its current facilities for administrative activities. Total future minimum rental payments for the additional lease are approximately $0.7 million.

   In 1998, the Company entered into a sublease (the "Sublease") for a portion of its former premises, which extends to January 2002. Sublease rental income for the years ended December 31, 2001 and 2000, the five months ended December 31, 2000 and 1999, the years ended July 31, 2000 and 1999 was $0.2 million, $0.2 million (unaudited), $0.1 million, $0.1 million (unaudited), $0.2 million and $0.2 million, respectively. As of December 31, 2001, future minimum rental payments to be received under the Sublease are $0.02 million.

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   Rent expense for the years ended December 31, 2001 and 2000, the five months ended December 31, 2000 and 1999, and the years ended July 31, 2000 and 1999 was approximately $2.0 million, $1.3 million (unaudited), $0.6 million, $0.5 million (unaudited), $1.2 million, and $1.1 million, respectively. Additional charges for real estate taxes and common maintenance charges for the years ended December 31, 2001 and 2000, the five months ended December 31, 2000 and 1999, the years ended July 31, 2000 and 1999 were approximately $0.4 million, $0.3 million (unaudited), $0.3 million, $0.4 million (unaudited), $0.7 million, and $0.2 million, respectively.

   Other. The Company, for the years ended December 31, 2001 and 2000, the five months ended December 31, 2000 and 1999, and the years ended July 31, 2000 and 1999, made payments for research totaling approximately $1.4 million, $1.4 million (unaudited), $0.01 million, $0.4 million (unaudited), $0.5 million, and $0.6 million, respectively, to several universities and a research organization (the "Entities"). Certain members of the Company's Board of Directors are affiliated with certain of these Entities. As of December 31, 2001, future aggregate payments to the Entities amounted to approximately $0.4 million.

5. Income Taxes

   As of December 31, 2001, the Company has available, for tax reporting purposes, unused net operating loss carry-forwards of approximately $153.1 million, which will expire in various years from 2002 to 2021. The Company's research and experimental tax credit carry-forwards expire in various years from 2002 to 2021. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code. The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2001 and 2000 is as follows:

                                                            2001      2000
                                                          --------  --------
  Deferred tax assets and valuation allowance:
     Accrued liabilities................................. $  1,116  $  1,059
     Equipment and leasehold improvements................    1,554       986
     Net operating loss carry-forwards...................   61,714    39,409
     Research and experimental tax credit carry-forwards.    9,457     5,577
     Valuation allowance.................................  (73,841)  (47,031)
                                                          --------  --------
                                                          $     --  $     --
                                                          ========  ========

6. Stockholders' Equity

   The Company's certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by the Company's Board of Directors. As of December 31, 2001 and 2000, there were no shares of preferred stock outstanding.

   During 2001, the Company repurchased approximately 200,000 shares of its common stock for a total of $3.6 million. Such repurchased stock is held by the Company as treasury stock.

   During the year ended July 31, 2000 the Company issued approximately 5.1 million shares of common stock in two public follow-on offerings for net proceeds of approximately $212.0 million.

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   The Company has a stockholder rights plan in which Preferred Stock Purchase Rights (the "Rights") have been granted at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock ("A Preferred Stock") at an exercise price of $80 for each share of the Company's common stock.

   The Rights are not exercisable, or transferable apart from the common stock, until the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common stock of the Company or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person, or group, of 20% or more of the outstanding common stock of the Company.

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

   The note receivable from officer and director resulted from the July 31, 2000 exercise of stock options by an officer and director of the Company. The exercise price and income taxes resulting from the exercise were loaned to the officer by the Company. The loan is in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1.00% (2.8% and 7.2% at December 31, 2001 and 2000, respectively), and collateralized by the stock issued upon exercise of the stock options. Interest is payable monthly and principal is due the earlier of July 31, 2005 or upon the sale of stock held as collateral.

7. Stock Plans

   Stock Option Plans. Under the Company's 1991 and 2000 Stock Option Plans and the 1995 Non-Qualified Stock Option Plan (individually, the "91 Plan", "00 Plan", and "95 Plan," respectively, or collectively, the "Plans") a maximum of 2,500,000, 689,500, and 2,550,000 shares of the Company's common stock, respectively, are available for awards to employees, consultants, and other individuals who render services to the Company. The 91 and 00 Plans provide for the grant of either incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or options, which do not qualify as ISOs. The 95 Plan provides for grants to officers and other key employees of Non-Qualified stock options. An independent committee of the Board of Directors, which determines option terms including exercise price and vesting period, awards the options under the Plans. Generally, the options expire within a five- to ten-year period, as determined by the Committee and as defined by the Plans. As of December 31, 2001, shares available for future grants under the Plans amounted to 208,723.

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   The following table summarizes stock option information for the Plans as of December 31, 2001:

                            Options Outstanding        Options Exercisable
                      -------------------------------- --------------------
                                   Weighted
                                    Average
                                   Remaining  Weighted             Weighted
                                  Contractual Average              Average
    Range of Exercise   Number      Life in   Exercise   Number    Exercise
          Price       Outstanding    Years     Price   Exercisable  Price
          -----       ----------- ----------- -------- ----------- --------
      $       1.50        34,181     3.33      $ 1.50      34,181   $ 1.50
      $       2.63         1,331     3.46      $ 2.63       1,331   $ 2.63
     $  4.00-$4.25        31,676     2.36      $ 4.01      31,676   $ 4.01
     $  6.13-$8.63     1,488,445     4.20      $ 8.36   1,386,871   $ 8.49
     $ 9.50-$12.38     1,488,929     2.53      $11.66   1,402,829   $11.72
     $14.88-$21.25       988,262     7.98      $15.15     262,261   $17.21
     $23.06-$23.25       113,770     9.32      $21.89       7,000   $23.11
     $28.31-$48.06       784,340     8.44      $45.83     154,770   $46.22
                       ---------                        ---------
     $ 1.50-$48.06     4,930,934     5.23      $16.91   3,280,919   $10.85
                       =========                        =========

   Transactions involving stock options awarded under the Plans during the years ended July 31, 1999 and 2000, the five months ended December 31, 2000 and the year ended December 31, 2001 are summarized as follows:

                                                  Weighted             Weighted
                                                  Average              Average
                                        Number    Exercise   Number    Exercise
                                      Outstanding  Price   Exercisable  Price
                                      ----------- -------- ----------- --------
Balance, July 31, 1998...............  3,483,729   $10.85   2,012,463   $10.95
1999
Granted..............................    603,375   $ 8.84
Canceled.............................    (57,420)  $10.90
Exercised............................     (9,255)  $ 2.59
                                       ---------
Balance outstanding July 31, 1999....  4,020,429   $10.60   2,873,440   $10.45

2000
Granted..............................    896,751   $41.71
Canceled.............................   (134,801)  $13.93
Exercised............................   (262,697)  $10.41
                                       ---------
Balance outstanding July 31, 2000....  4,519,682   $16.68   3,014,743   $10.42

Five Months ended December 31, 2000
Granted..............................     24,250   $20.31
Canceled.............................    (11,310)  $17.68
Exercised............................    (10,350)  $ 8.31
                                       ---------
Balance outstanding December 31, 2000  4,522,272   $16.72   3,126,606   $10.50

2001
Granted..............................    728,318   $15.59
Canceled.............................    (88,366)  $12.98
Exercised............................   (231,290)  $10.46
                                       ---------
Balance outstanding December 31, 2001  4,930,934   $16.91   3,280,919   $10.85
                                       =========

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   Outside Directors' Plan. The Company has adopted a stock option plan for outside directors, who are neither officers nor employees of the Company nor holders of more than 5% of the Company's common stock, (the "Outside Directors' Plan"). Under this plan, as amended, a maximum of 600,000 shares of the Company's common stock is available for the granting of options to directors
(i) to purchase 35,000 shares of the Company's common stock on the date of initial election or appointment to the Board of Directors and (ii) to purchase 21,000 shares on the fifth anniversary thereof and every three years thereafter. The options have an exercise price equal to the fair market value of the Company's common stock on the date of grant, vest at the rate of 7,000 shares per year, and expire ten years after the date of grant.

   The following table summarizes stock option information for the Outside Directors' Plan as of December 31, 2001:

                            Options Outstanding          Options Exercisable
                   ------------------------------------- --------------------
                               Weighted Average Weighted             Weighted
                                  Remaining     Average              Average
     Range of        Number      Contractual    Exercise   Number    Exercise
  Exercise Price   Outstanding  Life in Years    Price   Exercisable  Price
  --------------   ----------- ---------------- -------- ----------- --------
   $  6.13-$8.63     105,000         4.73        $ 7.79     91,000    $ 8.05
   $13.00-$13.88     259,000         2.27        $13.25    238,000    $13.20
   $       23.50      35,000         5.08        $23.50     28,000    $23.50
   $       41.06      63,000         8.33        $41.06     21,000    $41.06
                     -------                               -------
   $ 6.13-$41.06     462,000         3.87        $16.58    378,000    $14.27
                     =======                               =======

   Transactions involving stock options awarded under the Outside Directors' Plan during the years ended July 31, 1999 and 2000, the five months ended December 31, 2000 and the year ended December 31, 2001 are summarized as follows:

                                                  Weighted             Weighted
                                                  Average              Average
                                        Number    Exercise   Number    Exercise
                                      Outstanding  Price   Exercisable  Price
                                      ----------- -------- ----------- --------
Balance, July 31, 1998...............   378,000    $13.29    291,332    $12.51
1999
Granted..............................    35,000    $ 6.13
                                        -------
Balance outstanding July 31, 1999....   413,000    $12.68    336,000    $12.62

2000
Granted..............................    63,000    $41.06
                                        -------
Balance outstanding July 31, 2000....   476,000    $16.44    371,000    $12.77

Balance outstanding December 31, 2000   476,000    $16.44    378,000    $12.64

2001
Granted..............................    21,000    $13.88
Exercised............................   (35,000)   $13.00
                                        -------
Balance outstanding December 31, 2001   462,000    $16.58    378,000    $14.27
                                        =======

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   Directors' Deferred Compensation Stock Plan. Pursuant to the Directors' Deferred Compensation Stock Plan (the "Directors' Deferred Plan"), outside directors have a right to receive for each meeting of the Board of Directors, or a committee thereof, attended a number of shares of the Company's common stock equal to the amount determined by the Board of Directors as compensation for the meeting divided by the fair market value of the Company's common stock on the date of the meeting. An aggregate of 25,000 shares of the Company's common stock has been reserved for issuance under the Directors' Deferred Plan. During the years ended December 31, 2001 and 2000, the five months ended December 31, 2000 and 1999, and the years ended July 31, 2000 and 1999, the outside directors earned the rights to receive an aggregate of 948 shares, 651 shares (unaudited), 295 shares, 403 shares (unaudited), 743 shares, and 2,778 shares, respectively. Under the terms of the Directors' Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board of Directors. The Company records as an expense the fair market value of the common stock issuable.

   Non-Plan Options. The Company's Board of Directors has issued options ("Non-Plan Options") to an executive officer ("Executive"), a former exeutive officer, the Emisphere Charitable Foundation, and a consultant, who are not covered by the Plans or the Outside Directors' Plan. The employment agreement for the Executive also contains provisions whereby the Executive is allowed to borrow defined amounts from the Company at specified interest rates in connection with the exercise of options. The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date). Non-Plan Options generally vest over a five-year period.

   The following table summarizes stock option information for the Non-Plan Options as of December 31, 2001:

                           Options Outstanding        Options Exercisable
                     -------------------------------- --------------------
                                  Weighted
                                   Average   Weighted             Weighted
                                  Remaining  Average              Average
        Range of       Number    Contractual Exercise   Number    Exercise
     Exercise Price  Outstanding    Life      Price   Exercisable  Price
     --------------  ----------- ----------- -------- ----------- --------
     $  8.00-$9.75     286,554      3.58      $ 8.87    286,554    $ 8.87
      $      26.05      10,000      9.53      $26.05     10,000    $26.05
                       -------                          -------
      $8.00-$26.05     296,554      3.78      $ 9.45    296,554    $ 9.45
                       =======                          =======

   Transactions involving awards of Non-Plan Options during the years ended July 31, 1999 and 2000, the five months ended December 31, 2000 and the year ended December 31, 2001 are summarized as follows:

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


                                                  Weighted             Weighted
                                                  Average              Average
                                        Number    Exercise   Number    Exercise
                                      Outstanding  Price   Exercisable  Price
                                      ----------- -------- ----------- --------
Balance, July 31, 1998...............   422,822    $ 8.59    422,822    $8.59
1999
Exercised............................   (35,000)   $ 8.00
                                       --------
Balance outstanding July 31, 1999....   387,822    $ 8.65    387,822    $8.65

2000
Exercised............................  (100,543)   $ 8.00
                                       --------
Balance outstanding July 31, 2000....   287,279    $ 8.87    287,279    $8.87

Balance outstanding December 31, 2000   287,279    $ 8.87    287,279    $8.87

2001
Granted..............................    10,000    $26.05
Exercised............................      (725)   $ 9.75
                                       --------
Balance outstanding December 31, 2001   296,554    $ 9.45    296,554    $9.45
                                       ========

   Employee Stock Purchase Plans. The Company has adopted two employee stock purchase plans (the "Purchase Plans")--the 1994 Employee Stock Purchase Plan (the "Qualified Plan") and the 1994 Non-Qualified Employee Stock Purchase Plan (the "Non-Qualified Plan"). The Purchase Plans provide for the grant to qualified employees of options to purchase the Company's common stock. These options are granted for dollar amounts of up to 15% of an employee's quarterly compensation. The exercise price per share is equal to the lesser of the fair market value of the Company's common stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on February 1, May 1, August 1, and November 1 and expire six months after the date of grant. The Qualified Plan is not available for employees owning more than 5% of the Company's common stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent that the option grants are restricted under the Qualified Plan. The Purchase Plans provide for the issuance of up to 600,000 shares of the Company's common stock under the Qualified Plan and 100,000 shares under the Non-Qualified Plan.

   Purchases of common stock under the Purchase Plans during the year ended December 31, 2001, the five months ended December 31, 2000, and the years ended July 31, 2000 and 1999 are summarized as follows:

                                        Qualified Plan        Non-Qualified Plan
                                    ----------------------- -----------------------
                                     Shares                  Shares
                                    Purchased  Price Range  Purchased  Price Range
                                    --------- ------------- --------- -------------
2001...............................  68,109   $11.79-$25.48   2,640   $13.52-$23.43
Five months ended December 31, 2000   9,544   $16.98-$25.91   3,950   $16.98-$25.91
2000...............................  77,340   $ 6.59-$39.13   7,456   $ 6.59-$13.50
1999...............................  92,276   $ 4.83-$ 9.68   8,097   $ 6.16-$ 9.68

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   At December 31, 2001, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 146,575 and 44,545, respectively.

   Pro Forma Operating Results. The following tables summarize the Company's pro forma operating results had compensation costs for the Plans, Outside Directors' Plan, Directors' Deferred Plan, the Non-Plan Options, and the Purchase Plans been determined in accordance with the fair value-based method of accounting for stock-based compensation as prescribed by SFAS No. 123. Since option grants awarded during 2001, 2000 and 1999 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value-based method. The options' exercise prices equal the quoted market price of the Company's common stock on the date of grant.

                                  Year Ended         Five Months Ended       Year Ended
                                 December 31,          December 31,           July 31,
                             --------------------  --------------------  ------------------
                               2001       2000       2000       1999       2000      1999
                             --------  ----------- --------  ----------- --------  --------
                                       (unaudited)           (unaudited)
Pro forma net loss.......... $(65,272)  $(24,657)  $(11,337)  $(17,807)  $(32,087) $(35,447)
Pro forma net loss per share $  (3.68)  $  (1.45)  $  (0.64)  $  (1.36)  $  (2.13) $  (3.04)

   For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during the years ended December 31, 2001 and 2000, the five months ended December 31, 2000 and 1999, and the years ended July 31, 2000 and 1999 was $15.68, $44.86 (unaudited), $14.36, $10.55 (unaudited), $26.24, and $5.94, respectively. The following assumptions were used in computing the fair value of options granted: expected volatility of 85% in 2001 and 80% in 2000 and 1999, expected lives of five years (except for the Employee Stock Purchase Plans, where the expected lives are six months), zero dividend yield, and weighted-average risk-free interest rate of 3.0% in 2001, 6.4% in 2000, and 5.2% in 1999.

8. Retirement Plan

   The Company has a defined contribution retirement plan (the "Plan"), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Plan. The Company has agreed to make discretionary contributions to the Plan. For the years ended December 31, 2001 and 2000, the five months ended December 31, 2000 and 1999, the years ended July 31, 2000 and 1999, the Company made contributions to the Plan totaling approximately $0.4 million, $0.3 million (unaudited), $0.2 million, $0.1 million (unaudited), $0.2 million, and $0.2 million, respectively.

9. The Emisphere Charitable Foundation, Inc.

   The Emisphere Charitable Foundation, Inc. (the "Foundation") intends to seek tax-exempt status under section 501(c)(3) of the Internal Revenue Code. The Foundation's charitable purpose is to grant financial assistance to pay expenses incurred by persons or their families who are suffering from serious, debilitating, or prolonged illnesses. The Company intends to contribute cash and Company stock options to the Foundation. Two officers of the Company are directors of the Foundation. The Foundation currently has 14,275 options to acquire an equal number of shares of the Company's common stock at an exercise price of $9.75 per share.

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


10. Ebbisham Limited

   Ebbisham Limited ("Ebbisham"), was an Irish corporation owned jointly by Elan Corporation, plc ("Elan") and the Company until July 1999 when it was acquired by the Company. Ebbisham was formed to develop and market heparin products using technologies contributed by Elan and the Company. Prior to the Company's acquisition of Ebbisham, the Company recorded its investment in Ebbisham in accordance with the equity method of accounting.

   In July 1999, the Company acquired Elan's ownership interest in Ebbisham, in exchange for a seven year $20.0 million zero coupon note carrying a 15% interest rate, compounding semi-annually, plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. Under certain conditions, Elan has agreed to subscribe to the Company's common stock.

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

   As of the acquisition date, it was determined that the acquired in-process research and development had not reached technological feasibility and did not have an alternative future use. Approximately 48%, 80%, and 80% of the research and development effort remained to be completed for oral heparin solution, solid dosage heparin, and solid dosage low molecular weight heparin, respectively, as of the acquisition date. Before these products can be commercialized, the Company is required to complete Phase III clinical trials for oral heparin solution, initiate and complete Phase I through III clinical studies for both solid dosage forms of heparin and low molecular weight heparin, and file New Drug Applications with the United States Food and Drug Administration. At the time acquired, the Company estimated the cost to complete clinical trials and to obtain regulatory approval to be in excess of $30.0 million. In valuing the acquired in-process research and development, the Company used discounted cash flows over a ten-year period and risk adjusted discount rates ranging from 20% to 45%, depending on the product's stage of development. Purchased technology is being amortized using the straight-line method over its expected useful life of approximately 15 years. At December 31, 2001, the assumptions used in evaluating the purchased technology have not changed materially from the acquisition date. At December 31, 2001 and 2000, accumulated amortization of purchased technology was $1.4 million and $0.8 million, respectively.

   At December 31, 2001 Ebbisham was in the process of being liquidated.

   Selected financial data of Ebbisham, prior to acquisition, for the period from August 1, 1998 to July 2, 1999 (the acquisition date), are as follows:

                                           Period from
                                            August 1,
                                             1998 to
                                           July 2, 1999
                                           ------------
                        Total revenue.....   $   105
                        Total expenses (1)    (6,289)
                                             -------
                        Net loss..........   $(6,184)
                                             =======

--------
(1) Includes $5.7 million related to services performed by the Company on behalf of Ebbisham for the period from August 1, 1998 to July 2, 1999.

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


11. Collaborative Research Agreements

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

   Eli Lilly and Company In June 2000, the Company and Lilly executed a follow-on development agreement to their 1997 multi-year research and option agreement to develop oral formulations of recombinant parathyroid hormone (PTH) and human growth hormone (rhGH) utilizing the Company's proprietary drug delivery technology. Under the new agreement, the two companies will collaborate to bring oral forms of PTH and rhGH into clinical testing. The new agreement also provides for supplemental research and development funding.

   In connection with the Lilly agreements, the Company has recognized contract research revenues of $3.8 million, $3.4 million (unaudited), $1.2 million (including a $0.6 million milestone payment), $0 (unaudited), $2.2 million (including a $2.0 million milestone payment), and $1.4 million, for the years ended December 31, 2001 and 2000, the five months period ended December 31, 2000 and 1999, and the years ended July 31, 2000 and 1999, respectively.

   Novartis Pharma AG In connection with the 1997 research collaboration between the Company and Novartis, Novartis, in February 2000, agreed to execute its option to acquire an exclusive license to develop and commercialize oral salmon calcitonin and to extend its collaboration with the Company to investigate the oral delivery of a second Novartis compound.

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

   In connection with the Novartis agreement, the Company has recognized $3.5 million (unaudited), $1.0 million, $1.0 million (unaudited), $3.5 million (including a $2.5 million milestone payment), and $2.9 million for the year ended December 31, 2000, the five months ended December 31, 2000 and 1999, and the years ended July 31, 2000 and 1999, respectively.

                         EMISPHERE TECHNOLOGIES, INC.

(Unaudited with respect to the year ended December 31, 2000 and the five months ended December 31, 1999)
                (in thousands, except share and per share data)


   Regeneron Pharmaceuticals Inc. In 2000, the Company entered into a research collaboration with Regeneron to investigate the applicability of the Company's technology to the development of an oral form of Regeneron's protein compound candidate in development, AXOKINE, for the treatment of obesity.

   In connection with the Regeneron agreement, the Company recognized contract research revenue of $0.2 million for the year ended December 31, 2001. Regeneron will continue to pay for all studies related to the pre-clinical product candidate development.

   Cubist Pharmaceuticals Inc. In November 2000, Emisphere entered into research and development collaboration with Cubist for the oral delivery of daptomycin (being developed for injection as CIDECIN(TM)) and other lipopeptides. Under the terms of the collaboration, Emisphere could receive milestone payments totaling $30 million, should a product be successfully commercialized. Emisphere would also receive a royalty on sales of any product resulting from the collaboration, while Cubist would be responsible for drug development and would receive exclusive worldwide commercialization rights to any oral products.

   In connection with the Cubist agreement, the Company recognized contract research revenue of $0.4 million, $0.1 million (unaudited), and $0.1 million, for the years ended December 31, 2001 and 2000, and the five months ended December 31, 2000, respectively. Cubist will continue to pay for all studies related to the pre-clinical product candidate development.

12. Summarized Quarterly Financial Data (Unaudited)

   Following are summarized quarterly financial data for the years ended December 31, 2001 and 2000:

                                                          2001
                                      -------------------------------------------
                                      March 31  June 30   September 30 December 31
                                      --------  --------  ------------ -----------
Total revenues....................... $  1,559  $  1,358    $    727    $  1,084
Operating loss.......................  (10,514)  (13,309)    (18,025)    (20,431)
Net loss.............................   (8,265)  (11,556)    (17,040)    (19,673)
Net loss per share, basic and diluted $  (0.47) $  (0.65)   $  (0.96)   $  (1.11)
                                                          2000
                                      -------------------------------------------
                                      March 31  June 30   September 30 December 31
                                      --------  --------  ------------ -----------
Total revenues.......................       --  $  2,500    $  2,359    $  2,352
Operating loss....................... $ (8,060)   (6,201)     (5,207)     (7,445)
Net loss.............................   (8,028)   (3,705)     (2,226)     (4,701)
Net loss per share, basic and diluted $  (0.53) $  (0.21)   $  (0.13)   $  (0.27)

                                 EXHIBIT INDEX

                                                                                            Incorporated
Exhibit                                                                                    by Reference(1)
--------                                                                                   ---------------
 3.1     --Restated Certificate of Incorporation of the Company dated June 13, 1997, as
         amended by the Certificate of Amendment dated February 5, 1999.                          A

 3.2     --By-Laws of Emisphere, as amended December 7, 1998.                                     A

 4.1     --Restated Rights Agreement dated as of February 23, 1996 between Emisphere and
         Mellon Investor Services, LLC.                                                           B

 4.2     --Note Purchase Agreement, dated July 2, 1999, between Emisphere and Elan
         International Service, Ltd.                                                              C

 4.3     --Zero Coupon note, dated July 2, 1999, issued by Emisphere to Elan International
         Services, Ltd. For an initial principal amount of $20 million.                           C

10.1     --1991 Stock Option Plan, as amended.                                                    J(2)

10.2     --Stock Option Plan for Outside Directors, as amended.                                   D(2)

10.3     --Employee Stock Purchase Plan, as amended.                                              E(2)

10.4     --Non-Qualified Employee Stock Purchase Plan.                                            E(2)

10.5     --1995 Non-Qualified Stock Option Plan, as amended.                                      J(2)
10.6     --Directors' Deferred Compensation Stock Plan.                                           F(2)

10.7     --Employment Agreement, dated July 31, 2000, between Michael M. Goldberg and
         Emisphere.                                                                               K(2)

10.8     --Employment Agreement, dated December 5, 2001, between Alan W. Dunton and
         Emisphere.                                                                               *(2)

10.9     --Stock Option Agreements, dated January 1, 1991, February 15, 1991, December 1,
         1991, August 1, 1992 and October 6, 1995 between Michael M. Goldberg and
         Emisphere.                                                                               E(2)(3)

10.10    --Stock Option Agreement, dated July 31, 2000, between Michael M.Goldberg and
         Emisphere.                                                                               K(2)

10.11(a) --Non-Qualified Stock Option Agreement dated February 7, 2002, between Alan W.
         Dunton and Emisphere.                                                                    *(2)

10.11(b) --Incentive Stock Option Agreement dated February 7, 2002, between Alan W.
         Dunton and Emisphere.                                                                    *(2)

10.12    --Termination Agreement, dated July 2, 1999, among Emisphere, Elan Corporation,
         plc and Ebbisham Limited, now a wholly owned Subsidiary of Emisphere.                    C

10.13    --Patent License Agreement, dated July 2, 1999, between Emisphere and Elan
         Corporation, plc.                                                                        C

10.14    --Subscription Agreement, dated July 2, 1999 between Emisphere and Elan
         International Management, Ltd.                                                           C

10.15    --Registration Rights Agreement, dated July 2, 1999 between Emisphere and Elan
         International Management, Ltd.                                                           C

10.16    --Research Collaboration and Option Agreement dated as of December 3, 1997
         between Emisphere and Novartis Pharma AG.                                                G(4)

                                                                                              Incorporated
Exhibit                                                                                      by Reference(1)
--------                                                                                     ---------------

10.17    --Research Collaboration and Option Agreement dated as of June 8, 2000 between
         Emisphere and Eli Lilly and Company.                                                       K(4)

10.18    --Research Collaboration and Option Agreement dated March 8, 2000 between
         Emisphere and Regeneron Pharmaceuticals, Inc.                                              I(4)

10.19(a) --License Agreement dated as of April 7, 1998 between Emisphere and Eli Lilly and
         Company.                                                                                   K(4)

10.19(b) --License Agreement, dated as of April 7, 1998, between Emisphere and Eli Lilly and
         Company.                                                                                   K(4)

10.20(a) --Lease Agreement, dated as of March 31, 2000, between Emisphere and Keren
         Limited Partnership.                                                                       H

10.20(b) --Amendment to Lease Agreement, dated as of March 31, 2000, between Emisphere
         and Eastview Holdings, LLC.                                                                K

10.20(c) --Amendment to Lease Agreement, dated as of March 31, 2000, between Emisphere
         and Eastview Holdings, LLC.                                                                K

10.21    --Promissory Note, dated June 15, 2001, by Lewis H. Bender in favor of Emisphere.          K(2)

10.22    --Promissory Note, dated July 31, 2000, by Michael M. Goldberg in favor of
         Emisphere                                                                                  K(2)
10.23    --Emisphere Technologies, Inc. 2000 Stock Option Plan                                      K(2)
10.24    --Option Cancellation Agreement, dated March 4, 2002, between Emisphere and
         Peter Barton Hutt                                                                          *(2)

23.1     --Consent of PricewaterhouseCoopers LLP                                                    *

--------
*  Filed herewith.
(1) If not filed herewith, filed as an exhibit to the document referred to by letter as follows:
  A. Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999.
  B. Registration Statement on Form 8-A12G/A dated and filed June 7, 2001.
  C. Current Report on Form 8-K dated July 2, 1999.
  D. Annual Report on Form 10-K for the fiscal year ended July 31, 1997.
  E. Annual Report on Form 10-K for the fiscal year ended July 31, 1995.
  F. Annual Report on Form 10-K for the fiscal year ended July 31, 1998.
  G. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997.
  H. Quarterly Report on Form 10-Q for the quarterly Period ended January 31, 1997.
  I. Quarterly Report on Form 10-Q for the quarterly period ended April 30,
     2000.
  J. Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
  K. Annual Report on Form 10-K for the fiscal year ended July 31, 2000.
(2) Management contract or compensatory plan or arrangement.
(3) Omitted in part pursuant to Instruction 2 of Item 601 of Regulation S-K.
(4) Portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the Securities and Exchange Commission.