Form 10-Q
period 2002-03-31
EMISPHERE TECHNOLOGIES INC
filed 2002-05-15
CIK 805326

================================================================================

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                        Commission File Number 1-10615

                               -----------------

                         EMISPHERE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                        DELAWARE                       13-3306985
                        --------                       ----------
               (State or jurisdiction of            (I.R.S. Employer
             incorporation or organization)      Identification Number)

              765 Old Saw Mill River Road
                  Tarrytown, New York                    10591
                  -------------------                    -----
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

   The number of shares of the Registrant's common stock, $.01 par value, outstanding as of May 3, 2002 was 17,860,178.
================================================================================

                         EMISPHERE TECHNOLOGIES, INC.

                                     Index

                                                                         Page
   PART I.  FINANCIAL INFORMATION                                        ----
   Item 1. Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31, 2002
           and December 31, 2001........................................   3

           Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2002 and 2001.........................   4

           Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2002 and 2001.........................   5

           Notes to Condensed Consolidated Financial Statements.........   6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations................   8

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...  10

   PART II.  OTHER INFORMATION

   Item 4. Submission of Matters to a Vote for Security Holders.........  10

   Item 5. Other Information............................................  10

   Item 6. Exhibits and Reports on Form 8-K.............................  11

   SIGNATURES...........................................................  12

   All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

Item 1.   FINANCIAL STATEMENTS

                         EMISPHERE TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     March 31, 2002 and December 31, 2001
                       (in thousands, except share data)

                                                                                   March 31,  December 31,
                                                                                     2002         2001
                                                                                  ----------- ------------
                                                                                  (unaudited)
Assets:
Current assets:
   Cash and cash equivalents.....................................................  $  53,026   $  42,853
   Investments...................................................................     34,334      31,016
   Receivables and other current assets..........................................      4,299       4,621
                                                                                   ---------   ---------
       Total current assets......................................................     91,659      78,490
Equipment and leasehold improvements, net........................................     31,245      31,089
Purchased technology, net........................................................      6,895       7,035
Investments......................................................................     31,927      65,409
Other assets.....................................................................         60          60
                                                                                   ---------   ---------
       Total assets..............................................................  $ 161,786   $ 182,083
                                                                                   =========   =========

Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable and accrued expenses.........................................  $  13,858   $  13,581
   Deferred revenue..............................................................         --           8
                                                                                   ---------   ---------
       Total current liabilities.................................................     13,858      13,589
Note payable.....................................................................     29,789      28,712
Deferred lease liability.........................................................      2,086       2,140
                                                                                   ---------   ---------
       Total liabilities.........................................................     45,733      44,441
                                                                                   ---------   ---------

Commitments
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and
     outstanding.................................................................         --          --
   Common stock, $.01 par value; authorized 40,000,000 shares; issued 18,073,000 shares (17,829,000 outstanding) as of March 31, 2002, and issued 18,041,000
     shares (17,797,000 outstanding) as of December 31, 2001.....................        181         180
Additional paid-in capital.......................................................    320,370     319,916
Note receivable from officer and director........................................       (804)       (804)
Accumulated deficit..............................................................   (200,222)   (178,822)
Accumulated other comprehensive income...........................................        315         959
                                                                                   ---------   ---------
                                                                                     119,840     141,429
Less, common stock held in treasury, at cost; 244,000 shares.....................     (3,787)     (3,787)
                                                                                   ---------   ---------
   Total stockholders' equity....................................................    116,053     137,642
                                                                                   ---------   ---------
   Total liabilities and stockholders' equity....................................  $ 161,786   $ 182,083
                                                                                   =========   =========

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31, 2002 and 2001
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                     For the Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                         2002         2001
                                                     -----------   -----------
 Contract research revenues.........................
                                                     $       729   $     1,559
                                                     -----------   -----------
 Costs and expenses:
    Research and development........................      17,631         9,393
    General and administrative expenses.............       3,203         1,926
    Depreciation and amortization...................       1,416           754
                                                     -----------   -----------
                                                          22,250        12,073
                                                     -----------   -----------
           Operating loss...........................     (21,521)      (10,514)
                                                     -----------   -----------
 Investment income and expense:
    Investment income...............................       1,201         3,177
    Interest expense and other......................      (1,080)         (928)
                                                     -----------   -----------
                                                             121         2,249
                                                     -----------   -----------
 Net loss........................................... $   (21,400)  $    (8,265)
                                                     ===========   ===========
 Net loss per share, basic and diluted.............. $     (1.20)  $     (0.47)
                                                     ===========   ===========
 Weighted average shares outstanding, basic and
   diluted..........................................  17,833,000    17,692,000
                                                     ===========   ===========




    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 2002 and 2001
                                (in thousands)
                                  (Unaudited)

                                                          For the Three Months
                                                            Ended March 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
  Cash flows from operating activities:
     Net loss............................................ $(21,400)  $ (8,265)
                                                          --------   --------
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization...................    1,275        614
         Amortization of purchased technology............      141        141
         (Amortization of discount) premium
           on investments................................      (18)       265
         Non-cash interest expense.......................    1,077        928
         Net realized gain on sale of
           investments...................................     (377)        --
     Changes in assets and liabilities:
         Decrease in deferred lease liability............      (54)       (14)
         Decrease in deferred revenue....................       (8)      (287)
         Increase (decrease) in receivables
           and other current assets......................      322       (185)
         Increase in accounts payable and
           accrued expenses..............................      278      1,974
                                                          --------   --------
            Total adjustments............................    2,636      3,436
                                                          --------   --------
                Net cash used in operating
                  activities.............................  (18,764)    (4,829)


  Cash flows from investing activities:
     Proceeds from maturity of investments...............  104,906     63,524
     Purchases of investments............................  (74,992)   (48,419)
     Capital expenditures................................   (1,431)    (4,837)
                                                          --------   --------
         Net cash provided by investing
           activities....................................   28,483     10,268


  Cash flows from financing activities:
     Proceeds from exercise of options...................      454        772
                                                          --------   --------
         Net cash provided by financing
           activities....................................      454        772
                                                          --------   --------
         Net increase in cash and cash
           equivalents...................................   10,173      6,211
  Cash and cash equivalents, beginning of
    period...............................................   42,853     21,626
                                                          --------   --------
  Cash and cash equivalents, end of period............... $ 53,026   $ 27,837
                                                          ========   ========




    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

   The accompanying unaudited Condensed Consolidated financial statements of Emisphere Technologies, Inc. ("Emisphere" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of Emisphere's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

   In the opinion of management, the accompanying Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001, Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001, and the reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere's financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere's Annual Report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

   The results of operations for any interim period are not necessarily indicative of the results for the full year.

   On May 14, 2002 Emisphere announced the initial results from its Phase III study with an oral heparin solution (formulation) for the prevention of Deep Vein Thrombosis (DVT, or blood clots) in total hip replacement surgery patients. The results did not demonstrate the superiority of oral heparin solution, when dosed in a 30-day treatment regimen, compared to Aventis' Lovenox(R) (enoxaparin) administered by injection in a 10-day dosing regimen in preventing DVTs. Management has not fully assessed the impact of discontinuing its clinical development of oral heparin solution or how the results of this study will impact its operations in 2002, however management believes the impact will include the potential write-down of certain tangible and intangible assets, as well as the potential reduction in workforce which may have a material effect on the Company's financial statements.

   Emisphere does not expect to incur further substantial expenses for heparin solution clinical development, except for close out costs associated with the unsuccessful PROTECT(R) Trial (Phase III), the potential write-down of certain tangible and intangible assets, and the elimination of the Protect 2 Trial, but expects to incur a substantial increase compared to prior periods in costs associated with an increased number of Phase I trials related to solid dosage forms of heparin, insulin, cromolyn and other projects during the remainder of 2002. However, based on the unfavorable results of the Protect Phase III trial, Emisphere's future spending will be redefined in the context of the performance of the product in the PROTECT study and Emisphere's other product candidates currently in clinical development. Emisphere expects to continue to incur operating losses in 2002.

2. Net Loss Per Share

   Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. For all periods presented, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. Stock options that have been excluded from diluted net loss per share amounted to 4,802,316 and 4,978,724 for the three months ended March 31, 2002 and 2001, respectively.

3. Comprehensive Loss

   Emisphere's comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss amounted to approximately $22.0 million and $8.0 million for the three months ended March 31, 2002 and 2001, respectively.

4. Ebbisham Limited

   Ebbisham Limited ("Ebbisham"), was an Irish corporation owned jointly by Elan Corporation, plc ("Elan") and the Company until July 1999, when the Company acquired Elan's ownership interest in Ebbisham. In March 2002, Ebbisham was liquidated.

5. Related Party Transaction

   In February 2002, the Company cancelled 70,000 fully vested options that had been granted to an outside director under the Option Plan for Outside Directors. The director was paid a cash consideration, and the Company recognized compensation expense, of $0.3 million equal to the intrinsic value of the options on the date of cancellation.

6. Subsequent Event

   On May 14, 2002, Emisphere announced the initial results from its Phase III study with an oral heparin solution (formulation) for the prevention of Deep Vein Thrombosis (DVT, or blood clots) in total hip replacement surgery patients. The results did not demonstrate the superiority of oral heparin solutions, when dosed in a 30-day treatment regimen, compared to Aventis' Lovenox(R) (enoxaparin) administered by injection in a 10-day dosing regimen in preventing DVTs. Management has not fully assessed the impact of discontinuing its clinical development of oral heparin solution or how the results of this study will impact its operations in 2002, however management believes the impact will include the potential write-down of certain tangible and intangible assets, as well as the potential reduction in workforce, which may have a material effect on the Company's financial statements.

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

Results of Operations

  Three Months Ended March 31, 2002 Compared to Three Months Ended March 31,
  2001

   Contract research revenues were $0.7 million in the first quarter of 2002. Revenues for the quarter ended March 31, 2002 related to research and development expense reimbursement primarily under our collaborative agreements with Eli Lilly and Company and Cubist Pharmaceuticals. Contract research revenues recorded in the first quarter of 2001 amounted to $1.6 million. The decrease of $0.9 million was mainly attributable to lower recorded revenues from Eli Lilly and Company as a result of the timing of research activities. Costs of contract research revenues approximate such revenues and are included in research and development expenses.

   Total operating expenses were $22.3 million in the quarter ended March 31, 2002 an increase of $10.2 million, or 84%, compared to the same period last year. The details of this increase are as follows:

   Research and development costs were $17.6 million in the quarter ended March 31, 2002, an increase of $8.2 million or 88%, compared to the same period last year. Out of the $8.2M increase, Clinical trial expenses increased by $3.7 million due to close out costs associated with the PROTECT(R) Trial, initiation costs of Protect 2 Trial as well as increased number of Phase I trials related to insulin, SNAC/heparin, SNAD/heparin, Cromolyn and other projects. The balance of the $8.2 million increase was in R&D operating expenses which grew by $4.5 million due to a 49% increase in personnel, higher costs associated with the expanded research facilities, as well as toxicology and pharmacology costs primarily supporting our ongoing clinical trials.

   General and administrative expenses were $3.2 million in the quarter ended March 31, 2002, an increase of $1.3 million, or 66%, compared to the same period last year. This increase is primarily the result of additional staff needed and associated costs to support our expanded levels of research and development efforts.

   Depreciation and amortization costs were $1.4 million in the quarter ended March 31, 2002, an increase of $0.7 million, or 88%, compared to the same period of 2001. This increase is mainly the result of amortization expense for leasehold improvements related to additional laboratory and office space made during 2001.

   As a result of the above, our operating loss was $21.5 million in the quarter ended March 31, 2002, an increase of $11.0 million, or 105% as compared to $10.5 million for the quarter ended March 31, 2001.

   Other income and expense decreased to approximately $0.1 million of income, a decrease of $2.1 million or 95% compared to $2.2 million of income in the comparative period in 2001. The change is primarily the result of a decrease in investment income of $2.0 million, and an increase in interest expense of $0.1 million. The decrease in investment income resulted from lower cash and investment balances, and interest rates.

   Based on the above, we sustained a net loss of $21.4 million in the quarter ended March 31, 2002 as compared to a net loss of $8.3 million in the same period of 2001.

Liquidity and Capital Resources

   As of March 31, 2002, total cash, cash equivalents and investments was $119.3 million, a decrease of $20.0 million as compared to December 31, 2001.

   Net cash used in operations was $18.8 million in the quarter ended March 31, 2002, as compared to $4.8 million in the quarter ended March 31, 2001. This increase is primarily the result of our expanded research and development efforts for both proprietary and partnered product candidates.

   Cash provided by investing activities was $28.5 million in the quarter ended March 31, 2002, as compared to $10.3 million of cash provided by the comparable quarter of 2001, an increase of $18.2 million. This increase is the result of investment maturities totaling $104.9 million offset by reinvestment of $75.0 million in securities. Capital expenditures were approximately $1.4 million in the quarter ended March 31, 2002, as compared to $4.8 million for the same period in 2001. The decrease in capital expenditures is due to the build-out of additional laboratory space at our Tarrytown, New York leased facilities in the prior year.

   Cash provided by financing activities decreased by $0.3 million during the first quarter 2002 when compared to the same period last year due to a decrease in stock option exercise activities.

   Based on the results of the PROTECT(R) Trial (Phase III), Emisphere does not expect to continue to incur substantial expenses for heparin solution clinical development, except for close out costs, the potential write down of certain tangible and intangible assets, and the elimination of the Protect 2 Trial, but expects to incur a substantial increase in costs associated with Phase I trials related to solid dosage forms of heparin, insulin, cromolyn and other projects during the remainder of 2002. However, based on the unfavorable results of the Protect Phase trial, Emisphere's future spending will be redefined in the context of the results of the trial and Emisphere's other product candidates currently in clinical development. Emisphere expects to continue to incur operating losses in 2002 and that the cash required to fund these losses will increase accordingly.

   We expect that cash, cash equivalents, investments and the related projected interest income, along with committed funding from our corporate partners, will be adequate to meet our liquidity requirements for at least the next eighteen months. Management believes that the unsuccessful outcome of the PROTECT trial will result in the potential write-down of certain tangible and intangible assets, as well as a decrease in cash requirements due to lower clinical trial and operating expenses, and a potential reduction in the workforce. This may have a material effect on the Company's financial statements. The results may also have an adverse effect on our potential for raising additional cash through public stock offerings and entering into other partnerships.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. Our cash, cash equivalents and investments totaled $119.3 million at March 31, 2002. Approximately $47.3 million of these instruments had fixed interest rates, and $72.0 million had interest rates that were variable.

   Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the March 31, 2002 market interest rates would result in a decrease of approximately $0.2 million in the market values of these investments.

PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Item 5.  OTHER INFORMATION

  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 2) and the notes to Emisphere's unaudited financial statements (Item 1) as well as certain oral statements made from time to time by representatives of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (but are not limited to) statements regarding: planned or expected studies and trials of oral formulations that utilize Emisphere's technology; the timing of the development and commercialization of Emisphere's products; potential products that may be developed using Emisphere's technology; the potential market size, advantages or therapeutic uses of Emisphere's products; and the sufficiency of Emisphere's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Emisphere's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of Emisphere's solid oral heparin product and Emisphere's ability to find a marketing partner to help us commercialize it; prospects for Emisphere's salmon calcitonin product candidate in development with a partner; the viability of Emisphere's other product candidates, most of which are in the early stages of development; the need to obtain regulatory approval for Emisphere's product candidates; Emisphere's dependence on collaborative partners to develop and commercialize products; Emisphere's ability to fund such efforts with or without partners and uncertainty as to the timing and outcome commercialization decisions made by Emisphere's collaborative partners; Emisphere's absence of profitable operations and need for additional capital; Emisphere's dependence on patents and proprietary rights; and other factors described in this Report and Emisphere's Annual Report on Form 10-K for the year ending December 31, 2001 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors".

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

Date: May 15, 2002
                                          EMISPHERE TECHNOLOGIES, INC.

                                          /s/  FREDRICK D. COBB
                                          _____________________________________
                                             Fredrick D. Cobb
                                             Assistant Vice President Finance
                                               and Accounting
                                             (Principal Financial Officer)

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