Form 10-Q
period 2002-06-30
EMISPHERE TECHNOLOGIES INC
filed 2002-08-14
CIK 805326

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-10615

EMISPHERE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3306985
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

765 Old Saw Mill River Road Tarrytown, New York	10591
(Address of principal executive offices)	(Zip Code)

(914) 347-2220
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of August 12, 2002 was 17,986,131.

EMISPHERE TECHNOLOGIES, INC.

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

Item 1.    FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001
(in thousands, except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
Assets:
Current assets:
Cash and cash equivalents	$31,512	$42,853
Investments	30,866	31,016
Receivables and other current assets	5,296	4,621

Total current assets	67,674	78,490
Equipment and leasehold improvements, net	30,542	31,089
Purchased technology, net	2,844	7,035
Investments	34,275	65,409
Other assets	360	60

Total assets	$135,695	$182,083

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$10,781	$13,581
Deferred revenue	—	8

Total current liabilities	10,781	13,589
Note payable	30,866	28,712
Deferred liability	2,038	2,140

Total liabilities	43,685	44,441

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value; authorized 40,000,000 shares; issued 18,159,000 shares (17,915,000 outstanding) as of June 30, 2002, and issued 18,041,000 shares (17,797,000 outstanding) as of December 31, 2001	182	180
Additional paid-in capital	320,883	319,916
Note receivable from officer and director	(804)	(804)
Accumulated deficit	(225,153)	(178,822)
Accumulated other comprehensive income	689	959

	95,797	141,429
Less, common stock held in treasury, at cost; 244,000 shares	(3,787)	(3,787)

Total stockholders’ equity	92,010	137,642

Total liabilities and stockholders’ equity	$135,695	$182,083

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2002 and 2001
(in thousands, except share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Contract research revenues	$1,089	$1,358	$1,818	$2,917

Costs and expenses:
Research and development	15,582	11,282	33,214	20,674
General and administrative expenses	2,795	2,475	5,998	4,401
Restructuring	1,331	—	1,331	—
Loss on impairment of intangible and fixed assets	4,404	—	4,404	—
Depreciation and amortization	1,536	910	2,952	1,665

	25,648	14,667	47,899	26,740

Operating loss	(24,559)	(13,309)	(46,081)	(23,823)

Investment income and expense:
Investment income	706	2,685	1,907	5,862
Interest expense	(1,077)	(932)	(2,157)	(1,859)

	(371)	1,753	(250)	4,003

Net loss	$(24,930)	$(11,556)	$(46,331)	$(19,820)

Net loss per share, basic and diluted	$(1.39)	$(0.65)	$(2.60)	$(1.12)

Weighted average shares outstanding, basic and diluted	17,872,000	17,744,000	17,845,000	17,718,000

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(46,331)	$(19,820)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,670	1,384
Amortization of purchased technology	281	281
Impairment of intangible and fixed assets	4,404	—
Amortization of discount on investments	(9)	468
Gain on sale of investments	(387)	—
Non-cash interest expense	2,153	1,859
Non-cash compensation	109	25
Changes in Assets and Liabilities:
(Decrease) Increase in deferred lease liability	(101)	88
Decrease in deferred revenue	(8)	(982)
Increase in receivables and other current assets	(674)	(331)
Increase in other assets	(300)	—
(Decrease) Increase in accounts payable and accrued expenses	(2,901)	4,130

Total adjustments	5,237	6,922

Net cash used in operating activities	(41,094)	(12,898)

Cash flows from investing activities:
Proceeds from maturity of investments	64,190	86,166
Purchases of investments	(32,781)	(61,797)
Capital expenditures	(2,516)	(11,059)

Net cash provided by investing activities	28,893	13,310

Cash flows from financing activities:
Proceeds from exercise of options	860	1,275

Net cash provided by financing activities	860	1,275

Net (decrease) increase in cash and cash equivalents	(11,341)	1,687
Cash and cash equivalents, beginning of period	42,853	21,626

Cash and cash equivalents, end of period	$31,512	$23,313

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Financial Statements

The accompanying unaudited Condensed Consolidated financial statements of Emisphere Technologies, Inc. (“Emisphere” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of Emisphere’s financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, the accompanying Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere’s financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere’s Annual Report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The results of operations for any interim period are not necessarily indicative of the results for the full year.

On May 14, 2002 Emisphere announced the initial results from its Phase III study with an oral heparin solution (formulation) for the prevention of Deep Vein Thrombosis (DVT, or blood clots) in total hip replacement surgery patients. The results did not demonstrate the superiority of oral heparin solution, when dosed in a 30-day treatment regimen, compared to Aventis’ Lovenox® (enoxaparin) administered by injection in a 10-day dosing regimen in preventing DVTs.

2.    Restructuring

On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a scale back of any associated infrastructure. The oral liquid heparin project expense for the first six months of 2002, excluding restructuring and impairment costs, was $13.2 million, consisting of $9.8 million in clinical trial expenses, $1.2 million in consulting, and $2.2 million in all other expenses.

The restructuring reduced the Company’s full-time work force by approximately 30%. The Company’s one-time charge of approximately $1.3 million consisted of: $1.0 million in severance costs related to the workforce reduction and $0.3 million in clinical trial contract termination costs.

The Company terminated 55 full-time and 24 temporary employees, all of whom were scientists and research assistants, except for four administrative personnel. Of the $1.0 million in severance costs, $0.81 million was for severance pay and accrued vacation, $.08 million was for employee benefits, including extended medical and dental benefits, $.05 million was for outplacement services, including job search assistance and counseling, and $.06 million was for other benefits for severed employees and accruals for corporate legal assistance. Other benefits included accruals for such items as transportation home for foreign nationals, and tuition reimbursement. Other benefits also included a non-cash charge of $.02 million for the forgiveness of certain employee loans.

As of June 30, 2002, $0.52 million of the $1.0 million severance cost had been paid, and the remaining $0.48 million is expected to be fully paid by year-end, with most of the payments occurring in the third quarter. The $0.48 million is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

Of the $0.3 million in clinical trial contract termination costs, $0.13 million was paid as of June 30, 2002. The remainder is expected to be paid in the third quarter and is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet.

The Company restructuring did not result in the closing of any facility. However, further reorganization of Emisphere’s two research locations is currently under consideration. In addition, Emisphere continues to evaluate the recoverability of certain other fixed assets which may be impacted by its restructuring in the near future. Management expects to complete its evaluation of fixed assets by year-end.

3.    Net Loss Per Share

Net loss per share, basic and diluted, is computed using the weighted average number of shares of Emisphere’s common stock outstanding during the period. For all periods presented, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. Stock options that have been excluded from diluted net loss per share amounted to 65,188 and 4,867,334 shares for the three months ended June 30, 2002 and 2001, respectively, and 4,066,932 and 4,928,584 shares for the six months ended June 30, 2002 and 2001, respectively.

4.    Comprehensive Loss

Emisphere’s comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss amounted to approximately $24.6 million and $10.9 million for the three months ended June 30, 2002 and 2001, respectively and to approximately $46.6 million and $19.2 million for the six months ended June 30, 2002 and 2001, respectively.

5.    Impairment of Intangible and Fixed Assets

On May 14, 2002 Emisphere announced the initial results of the Phase III study with an oral heparin solution (formulation) for the prevention of Deep Vein Thrombosis (DVT, or blood clots) in total hip replacement surgery patients. The results did not demonstrate the superiority of oral heparin solution, when dosed in a 30-day treatment regimen, compared to Aventis’ Lovenox® (enoxaparin) administered by injection in a 10-day dosing regimen in preventing DVTs. On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a scale back of any associated infrastructure.

In connection with the failure of these clinical trials, management performed an evaluation of the recoverability of certain intangibles and fixed assets related to the oral heparin program and related initiatives. Management concluded that a total impairment of the portion of the Purchased Technology intangible asset, representing patents related to the liquid form of oral heparin, was warranted since no further research and development of that form of oral heparin will be conducted. In addition, an impairment of a reactor and associated accessories, which was to be used only for manufacture of oral liquid heparin, had occurred. The Company recorded a $4.4 million charge for impaired assets: $3.9 million related to the write-down of Purchased Technology to zero value and $0.5 million, representing the reduction of the carrying value of the reactor and associated accessories to their fair value, based on the amount negotiated in a potential sale of the machinery to a third party. The sale was consummated in the third quarter of 2002.

Going forward, the Company is evaluating alternatives for consolidation of its two research locations in order to reduce excess capacity, reduce spending and raise cash through a sale, a sale lease back or sublease initiatives. These restructuring efforts will allow the Company to focus on moving its proprietary, partnered and feasibility programs forward. In addition, Emisphere continues to evaluate the recoverability of certain other fixed assets which may be impacted by the restructuring. Management expects to complete its evaluation before year-end.

6.    Related Party Transactions

In February 2002, the Company cancelled 70,000 fully vested options that had been granted to an outside director under the Option Plan for Outside Directors. The director was paid cash consideration, and the Company recognized compensation expense of $0.3 million equal to the intrinsic value of the options on the date of cancellation.

In June 2002, the Company extended a loan to Alan Dunton, President, CEO, and Director related to his relocation in the amount of $820,000. The loan is in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1% (2.8% at June 30, 2002) and collateralized by a mortgage on the officer’s residence. Interest is accrued monthly. Interest and principal are due the earlier of September 15, 2002 or following the closing date of the sale of the officer’s property. The loan was repaid in August 2002.

7.    Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (“FAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction as of April 2002. FAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This Statement amends FASB Statement No. 13, Accounting for Leases to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of an entity’s commitment to an exit plan, and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to this Statement’s initial application.

Management is currently assessing the future implication of such adoption on the Company’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report that do not relate to present or historical conditions are “forward looking statements” within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Emisphere to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those factors referenced in Item 5 to this quarterly report. Emisphere encourages you to read all statements in this quarterly report in conjunction with Item 5.

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

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Contract research revenues were $1.1 million in the second quarter of 2002. Revenues for the quarter ended June 30, 2002 pertained to research and development expense reimbursement primarily under our collaborative agreements with the Eli Lilly and Company. Revenues decreased by $0.3 million compared to the second quarter of 2001 as a result of the timing of reimbursements associated with the Eli Lilly and Company partnership. Costs of contract research revenues approximated such revenues and are included in research and development expenses.

Total operating expenses, before restructuring and impairment charges, were $19.9 million in the quarter ended June 30, 2002 an increase of $5.2 million, or 36%, as compared to the same period in 2001. Including restructuring and impairment charges, operating expenses were $25.6 million or a 75% increase as compared to the same period in 2001. Operating expenses for the second quarter increased by $11.0 million compared to the same quarter last year as a result of:

•	Restructuring and impairment costs of $5.7 million.

•	Increased costs primarily associated with the oral liquid heparin programs:

[m]	$1.0 million expended for the carrier manufacturing plant design,

[m]	$2.4 million expended on the overall expansion of research and development/general and administrative costs, and

[m]	$0.6 million increased depreciation expense.

•	Increased Phase I clinical trial expense of $1.3 million for oral insulin, cromolyn sodium, rhGH and solid heparin and low molecular weight heparin studies.

During the second quarter of 2002, liquid heparin project expenses, excluding the restructuring and impairment costs, were $5.6 million, consisting of $3.8 million in clinical trial expenses and $1.8 million in other expenses.

Research and development costs were $15.6 million in the quarter ended June 30, 2002, an increase of $4.3 million or 38%, as compared to the same period in 2001. This increase is primarily comprised of additional compensation expense of $1.0 million, increased Phase I clinical trial expense of $1.3 million for oral insulin, cromolyn sodium, rhGH, solid heparin and low molecular weight heparin studies, oral liquid heparin clinical expenses of $0.2 million, carrier manufacturing plant design expense of $1.0 million for the oral liquid heparin program and $0.8 million for outside laboratory fees associated with increased activities under collaborative and proprietary development programs and increased scientific staff to support these programs.

General and administrative expenses were $2.8 million in the quarter ended June 30, 2002, an increase of $0.3 million, or 13%, compared to the same period in 2001. This increase is primarily the result of additional staff and costs needed to support our expanded levels of research and development efforts.

On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a scale back of any associated infrastructure. In the three months ended June 30, 2002 liquid oral heparin spending, excluding restructuring and impairment costs, was approximately $5.6 million, consisting of $3.8 million in clinical trial expenses and $1.8 million in other expenses.

The restructuring reduced the Company’s full-time work force by approximately 30%. The Company’s restructuring charge of approximately $1.3 million consisted of: $1.0 million in severance costs related to the workforce reduction and $0.3 million in clinical trial contract termination costs.

The Company terminated 55 full-time and 24 temporary employees, all of whom were scientists and research assistants, except for four administrative personnel. Of the $1.0 million in severance costs, $0.81 million was for severance pay and accrued vacation, $.08 million was for employee benefits, including extended medical and dental benefits, $.05 million was for outplacement services, including job search assistance and counseling, and $.06 million was for other benefits for severed employees and accruals for corporate legal assistance. Other benefits included accruals for such items as transportation home for foreign nationals, and tuition reimbursement. Other benefits also included a non-cash charge of $.02 million for the forgiveness of certain employee loans.

As of June 30, 2002, $0.52 million of the $1.0 million severance cost had been paid, and the remaining $0.48 million is expected to be fully paid by year-end, with most of the payments occurring in the third quarter. The $0.48 million is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

Of the $0.3 million in clinical trial contract termination costs, $0.13 million was paid as of June 30, 2002. The remainder is expected to be paid in the third quarter and is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet.

In connection with the failure of these clinical trials, management performed an evaluation of the recoverability of certain intangibles and fixed assets related to the oral heparin program and related initiatives. Management concluded that a total impairment of the portion of the Purchased Technology intangible asset, representing patents related to the liquid form of oral heparin, was warranted since no further research and development of that form of oral heparin will be conducted. In addition, an impairment of a reactor and associated accessories, which was to be used only for manufacture of oral liquid heparin, had occurred. The Company recorded a $4.4 million charge for impaired assets: $3.9 million related to the write-down of Purchased Technology to zero value and $0.5 million, representing the reduction of the carrying value of the reactor and associated accessories to their fair value, based on the amount negotiated in a potential sale of the machinery to a third party. The sale was consummated in the third quarter of 2002.

The Company restructuring did not result in the closing of any facility. However, further streamlining of Emisphere’s two research locations is currently under consideration. In addition, Emisphere continues to evaluate the recoverability of certain other fixed assets which may be impacted by its restructuring in the near future. Management expects to complete its evaluation of fixed assets by year-end.

Depreciation and amortization costs were $1.5 million in the quarter ended June 30, 2002, an increase of $0.6 million, or 69%, as compared to the same period in 2001. This increase was mainly the result of additional amortization expense for leasehold improvements related to additional laboratory and office space in the Tarrytown facility placed into service in the six month period ended June 30, 2002.

As a result of the above, our operating loss was $24.6 million including the restructuring and impairment charges in the quarter ended June 30, 2002, an increase of $11.3 million, as compared to $13.3 million operating loss for the quarter ended June 30, 2001. Excluding the restructuring charge our operating loss was $18.8 million in the second quarter 2002, or an increase of $5.5 million compared to the same quarter last year.

Other income and expense decreased to approximately $0.4 million of expense as compared to $1.8 million of income in the same period in 2001. The change is primarily the result of a decrease in investment income of $2.0 million in addition to an increase in interest expense of $0.1 million. The decrease in investment income resulted from lower cash and investment balances and lower interest rates.

Based on the above, the Company sustained a net loss of $24.9 million including restructuring and impairment charges in the three months ended June 30, 2002 as compared to a net loss of $11.6 million in the same period of 2001. Excluding the restructuring and impairment charges our net loss was $19.2 million for the three months ended June 30, 2002 or an increase of $7.6 million compared to the same period last year.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Contract research revenues were $1.8 million in the first six months of 2002. Revenues for the six months ended June 30, 2002 pertained to research and development expense reimbursement primarily under our collaborative agreements with the Eli Lilly and Company. Revenues recorded in the first six months of 2001 were $2.9 million. Revenues decreased by $1.1 million compared to the first six months of 2001 primarily due to timing of reimbursements associated with the Eli Lilly and Company partnership. Costs of contract research revenues approximated such revenues and are included in research and development expenses.

Total operating expenses, excluding restructuring and impairment charges, were $42.2 million for the six months ended June 30, 2002 an increase of $15.4 million, or 58%, as compared to the same period in 2001. Including restructuring and impairment charges, operating expenses for this same period were $47.9 million or an increase of $21.2 million or 79% as compared to the same period in 2001. The operating expense increase was due to the expansion in research activities consistent with the quarterly information discussed above. The details of this increase are as follows:

Research and development costs were $33.2 million for the six months ended June 30, 2002, an increase of $12.5 million or 61%, as compared to the same period in 2001. This increase is primarily comprised of compensation expense of $2.6 million, PROTECT and PROTECT2 clinical trial expenses of $3.5 million, Phase 1 clinical trial expenses of $1.8 million, manufacturing design expenses for the oral liquid heparin/carrier of  $1 million, and outside laboratory fees of $2.2 million associated with increased activities under collaborative and proprietary development programs and $1.4 million for lease, utilities and consulting expenses.

General and administrative expenses were $6.0 million for the six months ended June 30, 2002, an increase of $1.6 million, or 36%, as compared to the same period in 2001. This increase was primarily the result of additional staff, occupancy and patent related expenses needed to support our expanded levels of research and development effort.

On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a scale back of any associated infrastructure. The oral liquid heparin project expense for the first six months of 2002, excluding restructuring and impairment costs, was $13.2 million, consisting of $9.8 million in clinical trial expenses, $1.2 million in consulting, and $2.2 million in all other expenses.

The restructuring reduced the Company’s full-time work force by approximately 30%. The Company’s restructuring charge of approximately $1.3 million consisted of: $1.0 million in severance costs related to the workforce reduction and $0.3 million in clinical trial contract termination costs.

The Company terminated 55 full-time and 24 temporary employees, all of whom were scientists and research assistants, except for four administrative personnel. Of the $1.0 million in severance costs, $0.81 million was for severance pay and accrued vacation, $.08 million was for employee benefits, including extended medical and dental benefits, $.05 million was for outplacement services, including job search assistance and counseling, and $.06 million was for other benefits for severed employees and accruals for corporate legal assistance. Other benefits included accruals for such items as transportation home for foreign nationals, and tuition reimbursement. Other benefits also included a non-cash charge of $.02 million for the forgiveness of certain employee loans.

As of June 30, 2002, $0.52 million of the $1.0 million severance cost had been paid, and the remaining $0.48 million is expected to be fully paid by year-end, with most of the payments occurring in the third quarter. The $0.48 million is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

Of the $0.3 million in clinical trial contract termination costs, $0.13 million was paid as of June 30, 2002. The remainder is expected to be paid in the third quarter and is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet.

In connection with the failure of these clinical trials, management performed an evaluation of the recoverability of certain intangibles and fixed assets related to the oral heparin program and related initiatives. Management concluded that a total impairment of the portion of the Purchased Technology intangible asset, representing patents related to the liquid form of oral heparin, was warranted since no further research and development of that form of oral heparin will be conducted. In addition, an impairment of a reactor and associated accessories, which was to be used only for manufacture of oral liquid heparin, had occurred. The Company recorded a $4.4 million charge for impaired assets: $3.9 million related to the write-down of Purchased Technology to zero value and $0.5 million, representing the reduction of the carrying value of the reactor and associated accessories to their fair value, based on the amount negotiated in a potential sale of the machinery to a third party. The sale was consummated in the third quarter of 2002.

The Company restructuring did not result in the closing of any facility. However, further streamlining of Emisphere’s two research locations is currently under consideration. In addition, Emisphere continues to evaluate the recoverability of certain other fixed assets which may be impacted by its restructuring in the near future. Management expects to complete its evaluation of fixed assets by year-end.

Depreciation and amortization costs were $3.0 million for the six months ended June 30, 2002, an increase of $1.3 million, or 77%, as compared to the same period in 2001. This increase is mainly the result of depreciation expense related to of the Farmington laboratory facility, which was acquired in April 2001, along with amortization expense for leasehold improvements related to additional laboratory and office space placed into service during the first six months of 2002.

As a result our operating loss was $46.1 million including the restructuring and impairment charges in the six months ended June 30, 2002, an increase of $22.3 million as compared to a $23.8 million operating loss for the six months ended June 30, 2001. Excluding the restructuring and impairment charges our operating loss was $40.3 million in the six months ended June 30 2002 or an increase of $16.5 million compared to the same period last year.

Other income and expense increased to approximately $0.3 million of expense, compared to $4.0 million of income in the same period of 2001. The change is primarily the result of a decrease in investment income of  $4.0 million, plus an increase in interest expense of $0.3 million. The decrease in investment income resulted from lower cash and investment balances and lower interest rates.

Based on the above, the Company sustained a net loss of $46.3 million including restructuring and impairment charges in the six month period ended June 30, 2002 as compared to a net loss of $19.8 million in the same period of 2001. Excluding the restructuring and impairment charges our net loss was $40.6 million in six months ended June 30, 2002 or an increase of $20.8 million compared to the same period last year.

Liquidity and Capital Resources

As of June 30, 2002, total cash, cash equivalents and investments was $96.7 million, a decrease of  $42.6 million as compared to December 31, 2001.

Net cash used in operations was $41.1 million in the six month period ended June 30, 2002, as compared to $12.9 million in the six month period ended June 30, 2001. This increase was primarily the result of our expanded research efforts for both proprietary and partnered product candidates and restructuring actions partially offset by the non-cash impairment of purchased technology and interest expense.

Cash provided by investing activities was $28.9 million in the six month period ended June 30, 2002, as compared to $13.3 million in the same period of 2001. During the six month period ended June 30, 2002 proceeds from matured investments totaled $64.2 million, which were partially offset by reinvestment of  $32.8 million in securities and reclassification of the remainder as cash equivalents. Capital expenditures amounted to approximately $2.5 million in the six month period ended June 30, 2002, as compared to $11.1 million for the same period in 2001. The decrease in capital expenditures was primarily due to the expansion of additional research space at the Tarrytown New York leased facilities and the purchase of the Farmington facility during the first half of 2001.

Cash provided by financing activities decreased by $0.4 million in the six month period ended June 30, 2002, as compared to the same period last year as a result of fewer options exercised at a lower stock price.

The Company expects a substantial decrease in the oral liquid heparin clinical development and related expenses, as all programs have been discontinued. As previously announced on May 22, 2002 the Company reduced its work force by approximately 30% thereby reducing employee and employee related spending by $5.5 to $7 million annually, excluding severance costs. The closure of the PROTECT and PROTECT 2 trials is expected to significantly reduce expenses and capital spending for the balance of this year. The oral liquid heparin project expense for the first six months of 2002, excluding the restructuring costs, was $13.2 million consisting of $9.8 million in clinical trial expenses, $1.2 million in consulting and $2.2 million in all other expenses. Capital expenditures for the second quarter decreased to $1.1 million, down from $6.2 million for the same period last year.

Going forward, the Company is evaluating several alternatives to consolidate its two research locations in order to eliminate excess capacity, cut spending and raise cash through a sale, a sale lease back or sublease initiatives. These restructuring efforts will allow the Company to focus on moving its proprietary, partnered and feasibility programs forward. In addition, Emisphere continues to evaluate the recoverability of certain other fixed assets which may be impacted by the restructuring.

However, Emisphere expects to continue expanding development of our proprietary products, including, but not limited to, oral insulin and sodium cromolyn and continue our ongoing first in-human studies with our solid heparin dosages. The effect of stopping all oral liquid heparin programs while moving forward with other projects will be to continue to incur operating losses, although at a much slower rate than experienced over the last twelve to eighteen months, accordingly, cash requirements to fund these losses will decrease significantly. These cash requirements include, but are not limited to, personnel and personnel related costs, purchases of capital equipment, outside laboratory fees, clinical studies and related costs.

Emisphere expects that cash, cash equivalents, investments and the related projected interest income, along with ongoing funding from its corporate partners, will be adequate to meet its liquidity requirements through 2004.

Future Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (“FAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction as of April 2002. FAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This Statement amends FASB Statement No. 13, Accounting for Leases to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. rather than on the date of an entity’s commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to this Statement’s initial application.

Management is currently assessing the future implication of such adoption on the Company’s financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Emisphere’s primary investment objective is to preserve principal while maximizing yield without significantly increasing its risk. Its investments consist of U.S. Treasuries, commercial paper and corporate notes. Emisphere’s investments at market value totaled $96.7 million at June 30, 2002. Approximately $78.7 million of these investments had fixed interest rates, and $18.0 million had interest rates that were variable.

Due to the conservative nature of the Company’s short-term fixed interest rate investments, management does not believe that a material exposure to interest rate risk exists as of June 30, 2002. Emisphere’s fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the June 30, 2002 market interest rates would result in a decrease of approximately $0.3 million in the market values of these investments.

PART II.    OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 16, 2002. The matters voted upon at the meeting were (i) election of four directors of the Company, (ii) approval and ratification of the Company’s 2002 Broad Based Stock Option Plan which provides for a maximum of 160,000 shares of our Common Stock to be available for issuance thereunder, (iii) approval and adoption of an amendment to the Company’s 2000 Stock Option Plan providing for an increase in the maximum number of shares of our Common Stock available for issuance thereunder by 730,000 shares, (iv) ratification of the Board of Director’s selection of PricewaterhouseCoopers LLP to serve as the Company’s independent accountants for the year ending December 31, 2002. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker nonvotes are as follows:

	Votes For	Votes Against	Abstentions
Election of Directors:
Michael M. Goldberg, M.D.	14,165,693	1,620,181	—
Robert J. Levenson	15,472,564	313,310	—
Joseph R. Robinson, Ph.D.	15,479,985	305,889	—
Alan W. Dunton, M.D.	15,474,861	311,013	—
Adoption of Company’s 2002 Broad Based Stock Option Plan Outside Directors	12,340,215	2,148,229	1,297,380
Amendment of the Company’s 2000 Stock Option Plan	11,234,957	3,251,132	1,299,785
Ratification of the selection of PricewaterhouseCoopers LLP	15,464,901	306,593	11,783

Item 5.    OTHER INFORMATION

    SPECIAL NOTE REGARDING BOARD OF DIRECTOR CHANGES:

On July 1, 2002, Peter Barton Hutt resigned from the Board of Directors.

    SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under the captions “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Item 2) and the notes to Emisphere’s unaudited financial statements (Item 1) as well as certain oral statements made from time to time by representatives of the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (but are not limited to) statements regarding: planned or expected studies and trials of oral formulations that utilize Emisphere’s technology; the timing of the development and commercialization of Emisphere’s products; potential products that may be developed using Emisphere’s technology; the potential market size, advantages or therapeutic uses of Emisphere’s products; and the sufficiency of Emisphere’s available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Emisphere’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of Emisphere’s solid oral heparin product and Emisphere’s ability to find a marketing partner to help us commercialize it; prospects for Emisphere’s salmon calcitonin product candidate in development with a partner; the viability of Emisphere’s other product candidates, most of which are in the early stages of development; the need to obtain regulatory approval for Emisphere’s product candidates; Emisphere’s dependence on collaborative partners to develop and commercialize products; Emisphere’s ability to fund such efforts with or without partners and uncertainty as to the timing and outcome of commercialization decisions made by Emisphere’s collaborative partners; Emisphere’s absence of profitable operations and need for additional capital; Emisphere’s dependence on patents and proprietary rights; and other factors described in this Report and Emisphere’s Annual Report on Form 10-K for the year ending December 31, 2001 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors”.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description of Exhibit
3.1
Restated Certificate of Incorporation of Emisphere, dated June 13, 1997, as amended by the Certificate of Amendment dated February 5, 1999 (filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, filed on March 16, 1999).

3.2	By-Laws of Emisphere, as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, filed on March 16, 1999).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002. (filed herewith)

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002
EMISPHERE TECHNOLOGIES, INC.

/s/    MICHAEL M. GOLDBERG

Michael M. Goldberg, M.D.
Chairman and CEO

/s/    FREDRICK D. COBB

Fredrick D. Cobb
Assistant Vice President Finance and Accounting
(Chief Accounting Officer)