Form 10-Q
period 2002-09-30
EMISPHERE TECHNOLOGIES INC
filed 2002-11-14
CIK 805326

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12 b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 9, 2002 was 18,007,294.

EMISPHERE TECHNOLOGIES, INC.

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

Item 1.    FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(in thousands, except share data)
(Unaudited)

	September 30, 2002	December 31, 2001
Assets:
Current assets:
Cash and cash equivalents	$17,914	$42,853
Investments	45,754	31,016
Receivables and other current assets	3,855	4,621

Total current assets	67,523	78,490
Property, equipment and leasehold improvements, net	29,329	31,089
Purchased technology, net	2,784	7,035
Investments	19,913	65,409
Other assets	201	60

Total assets	$119,750	$182,083

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$6,267	$13,581
Deferred revenue	—	8

Total current liabilities	6,267	13,589
Note payable	32,024	28,712
Deferred lease liability	1,975	2,140

Total liabilities	40,266	44,441

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value; authorized 40,000,000 shares; issued 18,251,000 shares (18,007,000 outstanding) as of September 30, 2002, and issued 18,041,000 shares (17,797,000 outstanding) as of December 31, 2001	182	180
Additional paid-in capital	321,137	319,916
Note receivable from officer and director	(804)	(804)
Accumulated deficit	(238,168)	(178,822)
Accumulated other comprehensive income	924	959

	83,271	141,429
Less, common stock held in treasury, at cost; 244,000 shares	(3,787)	(3,787)

Total stockholders’ equity	79,484	137,642

Total liabilities and stockholders’ equity	$119,750	$182,083

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2002 and 2001
(in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Contract research revenues	$735	$727	$2,553	$3,644

Costs and expenses:
Research and development	8,432	14,954	41,645	35,628
General and administrative expense	2,881	2,625	8,879	7,026
Restructuring	163	—	1,494	—
Loss on impairment of long-lived assets	—	—	4,404	—
Depreciation and amortization	1,572	1,173	4,524	2,838

	13,048	18,752	60,946	45,492

Operating loss	(12,313)	(18,025)	(58,393)	(41,848)

Investment income and expense:
Investment income	644	1,989	2,551	7,851
Loss on impairment of investments	(190)		(190)
Interest expense	(1,157)	(1,004)	(3,314)	(2,863)

	(703)	985	(953)	4,988

Net loss	$(13,016)	$(17,040)	$(59,346)	$(36,860

Net loss per share, basic and diluted	$(0.72)	$(0.96)	$(3.32)	$(2.08)

Weighted average shares outstanding, basic and diluted	17,975,000	17,817,000	17,889,000	17,759,000

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(59,346)	$(36,860)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,183	2,415
Amortization of purchased technology	341	422
Impairment of intangible and fixed assets	4,404	—
Amortization of discount on investments	13	360
Impairment of investment	190	—
Gain on sale of investments	(387)	—
Non-cash interest expense	3,311	2,863
Non-cash compensation	(111)	7
Changes in Assets and Liabilities:
(Decrease) Increase in deferred lease liability	(165)	41
Decrease in deferred revenue	(8)	(1,345)
Decrease in receivables and other current assets	767	1,162
Increase in other assets	(332)	—
(Decrease) Increase in accounts payable and accrued expenses	(7,318)	8.767

Total adjustments	4,888	14,692

Net cash used in operating activities	(54,458)	(22,168)

Cash flows from investing activities:
Proceeds from maturity of investments	75,690	182,839
Purchases of investments	(44,594)	(97,250)
Proceeds from sale of fixed assets	332
Capital expenditures	(3,245)	(14,427)
Net cash provided by investing activities	28,183	71,162

Cash flows from financing activities:
Proceeds from exercise of stock options	1,336	3,058
Stock Repurchase	—	(1,931)

Net cash provided by financing activities	1,336	1,127

Net (decrease) increase in cash and cash equivalents	(24,939)	50,121
Cash and cash equivalents, beginning of period	42,853	21,626

Cash and cash equivalents, end of period	$17,914	$71,747

Supplemental disclosure of non-cash investing and financing activity
Capital expenditures in accounts payable	4	203
Stock repurchase in accounts payable		989

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

In the opinion of management, the accompanying Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere’s financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere’s Annual Report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.    Restructuring

On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure. The oral liquid heparin project expense for the first nine months of 2002, excluding restructuring and impairment charges, was $14.2 million, consisting of $10.5 million in clinical trial expenses, $1.3 million in consulting fees, and $2.4 million in all other expenses.

In the second quarter, the restructuring plan resulted in the reduction of the Company’s full-time work force by approximately 30%. The Company’s restructuring charge of approximately $1.3 million consisted of: $1.0 million in severance costs related to the workforce reduction and $0.3 million in clinical trial contract termination costs.

As of September 30, 2002, $0.8 million of the $1.0 million severance cost had been paid, and the remaining $0.2 million is expected to be fully paid by year-end. The $0.2 million is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

Of the $0.3 million in clinical trial contract termination costs, $0.23 million was paid as of September 30, 2002. The remainder is expected to be paid by year-end and is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet.

In the third quarter of 2002, the Company evaluated several alternatives to consolidate its two research facilities in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending, and raise cash. The decision was made to dispose of the Farmington, Connecticut research facility. The operations in Connecticut will cease in mid-November and close in mid-December. As a result of this decision, the Company announced a reduction in force, which will be phased in over the two months required to shut down operations. In the third quarter, the Company recorded an additional restructuring charge of $0.16 million for severance costs related to the workforce reduction. The severance costs include: $0.14 million for severance and accrued vacation, $0.01 million for employee benefits, including extended medical and dental, and $0.01 million for outplacement services, all of which is expected to be paid in the fourth quarter of 2002. As of September 30, 2002, there have been no payments related to these severed employees. The $0.16 million in severance and related costs is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

The Company plans to terminate 36 full-time employees: 2 temporary staff, 10 administrative personnel and 24 scientist/research assistants. Two of the employees were severed in September 2002, five are scheduled for separation in November, and the remaining employees will be separated in December. The Company expects to pay approximately $.18 million in stay bonuses to the affected employees who remain during the phase out of operations.

3.    Impairment of Long-Lived Assets

On May 14, 2002 Emisphere announced the initial results of the Phase III study with an oral liquid heparin solution (formulation) for the prevention of Deep Vein Thrombosis (DVT, or blood clots) in total hip replacement surgery patients. The results did not demonstrate the superiority of oral liquid heparin solution, when dosed in a 30-day treatment regimen, compared to Aventis’ Lovenox® (enoxaparin) administered by injection in a 10-day dosing regimen in preventing DVTs. On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure.

In connection with the results of the oral liquid heparin clinical trials, management performed an evaluation of the recoverability of certain intangible and fixed assets related to the oral heparin program and related initiatives. Management concluded that a total impairment of the portion of the Purchased Technology intangible asset, representing patents related to the liquid form of oral heparin, was warranted since no further research and development of that form of oral liquid heparin will be conducted. In addition, an impairment of a reactor and associated accessories, which was to be used only for the manufacture of oral liquid heparin, had occurred. In the second quarter, the Company recorded a $4.4 million charge for impaired assets: $3.9 million related to the write-down of Purchased Technology to zero value and $0.5 million, representing the reduction of the carrying value of the reactor and associated accessories to their fair value, based on the amount negotiated in a potential sale of the machinery to a third party. The sale was consummated in the third quarter of 2002.

In the third quarter of 2002, the Company evaluated several alternatives to consolidate its two research locations in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending and raise cash. The decision was made to dispose of the Farmington, Connecticut research facility. Based on current estimates of expected proceeds, an impairment loss of the carrying value of the land and building has not been triggered as of September 30, 2002. The carrying value of land, building, and leasehold improvements as of September 30, 2002 was approximately $3.1 million. Any impairment of the equipment in the Connecticut facility has not been determined, given the wide range of potential uses that buyers have proposed or that the Company may find for this equipment. The carrying value of the equipment as of September 30, 2002 was approximately $2.5 million.

4.    Other Than Temporary Impairment of Investments

The Company also recorded a charge of $0.2 million related to the write-down to fair value of its $0.3 million investment in the preferred stock of a biotech company with products that could potentially use Emisphere’s oral delivery technology. The Company considered the following factors to be primary indicators of impairment: i.) the biotech company’s need to raise sufficient capital to ensure funding of its research and development projects, ii.) its inability to meet its obligations as they become due and iii.) the possibility that the company may not be able to to continue as a going concern unless additional financing is obtained. Fair value was estimated based on the price of the biotech company’s publicly-traded common stock.

5.    Net Loss Per Share

Net loss per share, basic and diluted, is computed using the weighted average number of shares of Emisphere’s common stock outstanding during the period. For all periods presented, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. Stock options that have been excluded from diluted net loss per share amounted to 5,574,229 and 4,792,919 shares for the three months ended September 30, 2002 and 2001, respectively, and 5,725,861 and 4,749,919 shares for the nine months ended September 30, 2002 and 2001, respectively.

6.    Comprehensive Loss

Emisphere’s comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss amounted to approximately $13.3 million and $16 million for the three months ended September 30, 2002 and 2001, respectively and to approximately $59.3 million and $35.2 million for the nine months ended September 30, 2002 and 2001, respectively.
7.    Related Party Transactions

a.  In June 2002, the Company extended a loan to Alan W. Dunton, M.D., President, and COO related to his relocation in the amount of $820,000. The loan was in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1% (2.8% at June 30, 2002) and collateralized by a mortgage on the officer’s residence. Interest was accrued monthly. Interest and principal were due the earlier of September 15, 2002 or following the closing date of the sale of the officer’s property. The loan was repaid.

b.  A full recourse promissory note issued by an officer of the Company in the amount of $200,000 plus accrued interest, due in June 2002, was repaid on the date of this filing.

8.    Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (“FAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction as of April 2002. FAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified.

In September 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of an entity’s commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to this Statement’s initial application.

These standards may apply to the Company should transactions falling within the scope of these standards arise in the future.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report that do not relate to present or historical conditions are “forward looking statements” within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made from time to time, and such statements may be made orally or in writing (and will not necessarily be included in documents filed with the Securities and Exchange Commission). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Emisphere to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those factors referenced in Item 5 to this quarterly report. Emisphere encourages you to read all statements in this quarterly report in conjunction with Item 5.

General

Emisphere is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since our inception in 1986, Emisphere has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. There have been no product sales to date. The major sources of working capital have been proceeds from various public and private equity and debt financings, reimbursement of expenses and other payments from corporate partners, and income earned on the investment of available funds. Neither inflation nor seasonality significantly affects our operations.

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Contract research revenues were $0.7 million in the third quarter of 2002. Revenues for the quarter ended September 30, 2002 pertained to research and development expense reimbursement primarily under our collaborative agreements with the Eli Lilly and Company. Revenues remained flat compared to the third quarter of 2001 as a result of the timing of reimbursements associated with the Eli Lilly and Company partnership. Costs of contract research revenues approximated such revenues and are included in research and development expenses.

Total operating expenses, before the restructuring charge, was $12.9 million in the quarter ended September 30, 2002 a decrease of $5.9 million, or 31%, as compared to the same period in 2001. Including the restructuring charge, operating expenses were $13.0 million or a 30% decrease as compared to the same period in 2001. Operating expenses for the third quarter of 2002 decreased by $5.7 million compared to the same quarter last year principally as a result of a $4.7 million reduction in Phase 3 clinical trial expenses, and a $1.2 million decrease in Phase I clinical trial expense offset by the restructuring charge of $0.2 million in the third quarter of 2002 for which there was no comparable event in 2001.

Research and development costs were $8.4 million in the quarter ended September 30, 2002, a decrease of $6.5 million or 44%, as compared to the same period in 2001. The total expenses related to the oral liquid heparin project decreased by $6.3 million due to a $5.6 million decrease in clinical trial expenses and a $0.7 million reduction in other research and development expenses. The balance of the decrease is due to decreases in salary and benefits and travel related expenses.

During the third quarter of 2002, liquid heparin project expenses excluding the restructuring charges, were $1.1 million, consisting of $0.7 million in clinical trial expenses and $0.4 million in other expenses.

General and administrative expenses were $2.9 million in the quarter ended September 30, 2002, an increase of $0.3 million, or 10%, compared to the same period in 2001. This increase is primarily due to the compensation and relocation of the new chief operating officer in 2002.

On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its oral liquid heparin program and related initiatives, and a reduction of associated infrastructure. In the second quarter, the restructuring plan resulted in the reduction of the Company’s full-time work force by approximately 30%. The Company’s restructuring charge of approximately $1.3 million consisted of: $1.0 million in severance costs related to the workforce reduction and $0.3 million in clinical trial contract termination costs.

As of September 30, 2002, $0.8 million of the $1.0 million severance cost had been paid, and the remaining $0.2 million is expected to be fully paid by year-end. The $0.2 million is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

Of the $0.3 million in clinical trial contract termination costs, $0.23 million was paid as of September 30, 2002. The remainder is expected to be paid by year-end and is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet.

In the third quarter of 2002, the Company evaluated several alternatives to consolidate its two research facilities in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending, and raise cash. The decision was made to dispose of the Farmington, Connecticut research facility. The operations in Connecticut will cease in mid-November and close in mid-December. As a result of this decision, the Company announced a reduction in force, which will be phased in over the two months required to shut down operations. In the third quarter, the Company recorded an additional restructuring charge of $0.16 million for severance costs related to the workforce reduction. The severance costs include: $0.14 million for severance and accrued vacation, $0.01 million for employee benefits, including extended medical and dental, and $0.01 million for outplacement services, all of which is expected to be paid in the fourth quarter of 2002. As of September 30, 2002, there have been no payments related to these severed employees. The $0.16 million in severance and related costs is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

In connection with this decision, management performed an evaluation of the recoverability of land, building and equipment at the Farmington research facility. Based on current estimates of expected proceeds, an impairment loss of the carrying value of the land and building has not been triggered as of September 30, 2002. The carrying value of land, building, and leasehold improvements as of September 30, 2002 was approximately $3.1 million. Any impairment of the equipment in the Connecticut facility has not been determined, given the wide range of potential uses that buyers have proposed or that the Company may find for this equipment. The carrying value of the equipment as of September 30, 2002 was approximately $2.5 million.

Depreciation and amortization costs were $1.6 million in the quarter ended September 30, 2002, an increase of $0.4 million, or 34%, as compared to the same period in 2001. This increase was mainly the result of additional amortization expense for leasehold improvements related to additional laboratory and office space in the Tarrytown facility placed into service during 2002.

As a result of the above, the operating loss was $12.3 million including the restructuring charge in the quarter ended September 30, 2002, a decrease of $5.7 million, as compared to $18.0 million operating loss for the quarter ended September 30, 2001. Excluding the restructuring charge, the operating loss was $12.2 million in the third quarter 2002, or a decrease of $5.9 million compared to the same quarter as last year.

Other income and expense decreased to approximately $0.7 million of expense as compared to $1.0 million of income in the same period in 2001. The change is primarily the result of a decrease in investment income of $1.3 million in addition to an increase in interest expense of $0.2 million. The decrease in investment income resulted from lower cash and investment balances and lower interest rates. The Company also recorded a $0.2 million other than temporary impairment charge to write-down to fair value its $0.3 million investment in the preferred stock of a biotech company with products that could potentially use Emisphere’s oral delivery technology. The Company considered the following factors to be primary indicators of impairment: i.) the biotech company’s need to raise sufficient capital to ensure funding of its research and development projects, ii.) its inability to meet its obligations as they become due and iii.) the possibility that the company may not be able to to continue as a going concern unless additional financing is obtained. Fair value was estimated based on the price of the biotech company’s publicly-traded common stock.

Based on the above, Emisphere sustained a net loss of $13.0 million including the restructuring and impairment charges in the three months ended September 30, 2002 as compared to a net loss of $17.0 million in the same period of 2001. Excluding the restructuring and impairment charges our net loss was $12.7 million for the three months ended September 30, 2002 or a decrease of $4.4 million compared to the same period last year.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Contract research revenues were $2.6 million in the first nine months of 2002, which pertained to research and development expense reimbursement primarily under our collaborative agreements with the Eli Lilly and Company. Revenues recorded in the first nine months of 2001 were $3.6 million. Revenues decreased by $1.1 million compared to the first nine months of 2001 primarily due to timing of reimbursements associated with the Eli Lilly and Company partnership. Costs of contract research revenues approximated such revenues and are included in research and development expenses.

Total operating expenses, excluding restructuring and impairment charges, were $55.0 million for the nine months ended September 30, 2002 an increase of $9.6 million, or 21%, as compared to the same period in 2001. Including restructuring and impairment charges, operating expenses for this same period were $60.9 million or an increase of $15.5 million or 34% as compared to the same period in 2001. The details of this increase are outlined below.

Research and development costs were $41.6 million for the nine months ended September 30, 2002, an increase of $6.0 million or 17%, as compared to the same period in 2001. This increase is primarily comprised of compensation expense of $2.1 million, due to increased headcount, Phase I clinical trial expenses, excluding oral liquid heparin, of $1.5 million, manufacturing design expenses for the oral liquid heparin/carrier of $1.1 million, outside laboratory fees of $1.8 million associated with increased activities under collaborative and proprietary development programs, $1.4 million for increased lease and utility fees and $0.5 million in consulting expenses offset by a decrease in PROTECT and PROTECT2 clinical trial expenses of $2.4 million, due to the termination of the trials during May 2002.

General and administrative expenses were $8.9 million for the nine months ended September 30, 2002, an increase of $1.9 million, or 26%, as compared to the same period in 2001. This increase was primarily the result of $0.5 million in bonus payouts, $0.2 million in relocation expenses, $0.7 million in increased compensation expense, primarily associated with the addition of a chief operating officer and overall salary increases, $0.2 million in legal and professional fees and $0.3 million in overall occupancy and utility fees.

On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure. The oral liquid heparin project expense for the first nine months of 2002, excluding restructuring and impairment costs, was $14.2 million, consisting of $10.5 million in clinical trial expenses, $1.3 million in consulting, and $2.4 million in all other expenses.

The restructuring plan resulted in the reduction of the Company’s full-time work force by approximately 30%. The Company’s restructuring and impairment charges of approximately $1.3 million consisted of: $1.0 million in severance costs related to the workforce reduction and $0.3 million in clinical trial contract termination costs.

As of September 30, 2002, $0.8 million of the $1.0 million severance cost had been paid, and the remaining $0.2 million is expected to be fully paid by year-end, with most of the payments occurring in the third quarter. The $0.2 million is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

Of the $0.3 million in clinical trial contract termination costs, $0.23 million was paid as of September 30, 2002. The remainder is expected to be paid by year-end and is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet.

In connection with the results of the oral liquid heparin clinical trials, management performed an evaluation of the recoverability of certain intangible and fixed assets related to the oral liquid heparin program and related initiatives. Management concluded that a total impairment of the portion of the Purchased Technology intangible asset, representing patents related to the liquid form of oral heparin, was warranted since no further research and development of that form of oral heparin will be conducted. In addition, an impairment of a reactor and associated accessories, which was to be used only for manufacture of oral liquid heparin, had occurred. In the second quarter, the Company recorded a $4.4 million charge for impaired assets: $3.9 million related to the write-down of Purchased Technology to zero value and $0.5 million, representing the reduction of the carrying value of the reactor and associated accessories to their fair value, based on the amount negotiated in a potential sale of the machinery to a third party. The sale was consummated in the third quarter of 2002.

In the third quarter of 2002, the Company evaluated several alternatives to consolidate its two research facilities in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending, and raise cash. The decision was made to dispose of the Farmington, Connecticut research facility. The operations in Connecticut will cease in mid-November and close in mid-December. As a result of this decision, the Company announced a reduction in force, which will be phased in over the two months required to shut down operations. In the third quarter, the Company recorded an additional restructuring charge of $0.16 million for severance costs related to the workforce reduction. The severance costs include: $0.14 million for severance and accrued vacation, $0.01 million for employee benefits, including extended medical and dental, and $0.01 million for outplacement services, all of which is expected to be paid in the fourth quarter of 2002. As of September 30, 2002, there have been no payments related to these severed employees. The $0.16 million in severance and related costs is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

In connection with this decision, management performed an evaluation of the recoverability of land, building and equipment at the Farmington research facility. Based on current estimates of expected proceeds, an impairment loss of the carrying value of the land and building has not been triggered as of September 30, 2002. The carrying value of land, building, and leasehold improvements as of September 30, 2002 was approximately $3.1 million. Any impairment of the equipment in the Connecticut facility has not been determined, given the wide range of potential uses that buyers have proposed or that the Company may find for this equipment. The carrying value of the equipment as of September 30, 2002 was approximately $2.5 million.

Depreciation and amortization costs were $4.5 million for the nine months ended September 30, 2002, an increase of $1.7 million, or 59%, as compared to the same period in 2001. This increase is mainly the result of depreciation expense related to the Farmington research facility, which was acquired in April 2001, along with amortization expense for leasehold improvements related to additional laboratory and office space placed into service at the Tarrytown facility in 2002.

As a result, the operating loss was $58.4 million including the restructuring and impairment charges in the nine months ended September 30, 2002, an increase of $16.5 million as compared to a $41.8 million operating loss for the nine months ended September 30, 2001. Excluding the restructuring and impairment charges the operating loss was $52.5 million in the nine months ended September 30 2002 or an increase of $10.6 million compared to the same period last year.

Other income and expense increased to approximately $1.0 million of expense, compared to $5.0 million of income in the same period of 2001. The change is primarily the result of a decrease in investment income of $5.3 million, plus an increase in interest expense of $0.5 million. The decrease in investment income resulted from lower cash and investment balances and lower interest rates. The Company also recorded a $0.2 million other than temporary impairment charge to write-down to fair value its $0.3 million investment in the preferred stock of a biotech company with products that could potentially use Emisphere’s oral delivery technology. The Company considered the following factors to be primary indicators of impairment: i.) the biotech company’s need to raise sufficient capital to ensure funding of its research and development projects, ii.) its inability to meet its obligations as they become due and iii.) the possibility that the company may not be able to to continue as a going concern unless additional financing is obtained. Fair value was estimated based on the price of the biotech company’s publicly-traded common stock.

Based on the above, Emisphere sustained a net loss of $59.3 million including restructuring and impairment charges in the nine-month period ended September 30, 2002 as compared to a net loss of $36.9 million in the same period of 2001. Excluding the restructuring and impairment charges our net loss was $53.3 million in nine months ended September 30, 2002 or an increase of $16.4 million compared to the same period last year.

Liquidity and Capital Resources

As of September 30, 2002, total cash, cash equivalents and investments was $83.6 million, a decrease of $55.7 million as compared to December 31, 2001.

Net cash used in operations was $54.5 million in the nine-month period ended September 30, 2002, as compared to $22.2 million in the nine month period ended September 30, 2001. This increase was primarily the result of our expanded research efforts for both proprietary and partnered product candidates, the PROTECT trial, and the restructuring actions partially offset by the non-cash impairment of purchased technology and a decrease in accounts payable and accrued expenses.

Cash provided by investing activities was $28.2 million in the nine-month period ended September 30, 2002, as compared to $71.2 million in the same period of 2001. During the nine month period ended September 30, 2002 proceeds from matured investments totaled $75.7 million, which were partially offset by reinvestment of $44.6 million in securities and reclassification of the remainder as cash equivalents. Capital expenditures amounted to approximately $3.2 million in the nine month period ended September 30, 2002, as compared to $14.4 million for the same period in 2001. The decrease in capital expenditures was primarily due to the completion of the build-out of additional research space at the Tarrytown, New York leased facility and the purchase of the Farmington research facility during the 2001.

Cash provided by financing activities was $1.3 million for the nine month period ended September 30, 2002, as compared to $1.1 million in the same period of 2001 due to the expense incurred for stock repurchases in 2001 ($1.9 million) for which there was no comparable event in 2002, and fewer options exercised in 2002 ($1.7 million).

Emisphere expects a substantial decrease in the oral liquid heparin clinical development and related expenses, as all programs have been discontinued. As previously announced on May 22, 2002, in the second quarter the Company reduced its work force by approximately 30% thereby reducing employee and employee related spending by $5.5 to $7 million annually, excluding severance costs. The shut-down of the PROTECT and

PROTECT 2 trials is expected to significantly reduce expenses and capital spending for the balance of this year. The oral liquid heparin project expense for the first nine months of 2002, excluding the restructuring costs, was $14.2 million consisting of $10.5 million in clinical trial expenses, $1.3 million in consulting and $2.4 million in all other expenses. Capital expenditures for the third quarter decreased to $0.7 million, down from $3.4 million for the same period last year.

In the third quarter of 2002, the Company evaluated several alternatives to consolidate its two research locations in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending and raise cash. The decision was made to dispose of the Farmington, Connecticut research facility. Based on current estimates of expected proceeds, an impairment loss of the carrying value of the land and building has not been triggered as of September 30, 2002. The carrying value of land, building, and leasehold improvements as of September 30, 2002 was approximately $3.1 million. Any impairment of the equipment in the Connecticut facility has not been determined, given the wide range of potential uses that buyers have proposed or that the Company may find for this equipment. The carrying value of the equipment as of September 30, 2002 was approximately $2.5 million.

These restructuring efforts will allow the Company to focus on moving its proprietary, partnered and feasibility programs forward.

Emisphere expects to continue development of proprietary products, including, but not limited to, oral solid heparin, oral insulin, oral sodium cromolyn, and a number of other oral versions of nondisclosed compounds. Emisphere and partner, Novartis AG have completed dosing in a Phase IIa study enrollment of an oral form of salmon calcitonin using a selected EMISPHERE delivery agent, as well as 12-month toxicology studies in preclinical models. The results from the long-term toxicology study support further development of this product candidate. Although Novartis’ rights to certain financial terms concerning a second compound have expired, Emisphere and Novartis remain in active discussion to develop additional compounds using Emisphere’s technology, and a number of viable second compound candidates are under consideration.

The net effect of stopping all oral liquid heparin programs while moving other projects forward will be to continue to incur operating losses, although at a much lower rate than experienced over the last twelve to eighteen months. Accordingly, our cash requirements to fund these losses will decrease significantly. These cash requirements include, but are not limited to, personnel and personnel related costs, purchases of capital equipment, outside laboratory fees, clinical studies and related costs.

Emisphere expects that cash, cash equivalents, investments and the related projected interest income, along with ongoing funding from its corporate partners, will be adequate to meet its liquidity requirements through 2005.

Future Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (“FAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction as of April 2002. FAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified.

In September 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. rather than on the date of an entity’s commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to this Statement’s initial application.

These standards may apply to the Company should transactions falling within the scope of these standards arise in the future.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Emisphere’s primary investment objective is to preserve principal while maximizing yield without significantly increasing its risk. Its investments consist principally of U.S. Treasuries, commercial paper and corporate notes. Emisphere’s investments at market value totaled $83.6 million at September 30, 2002. Approximately $68.1 million of these investments had fixed interest rates, and $15.5 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Emisphere’s fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the September 30, 2002 market interest rates would result in a decrease of approximately $0.2 million in the market values of these investments.

Item 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information, required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.    OTHER INFORMATION

Item 5.    OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under the captions “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Item 2) and the notes to Emisphere’s unaudited financial statements (Item 1) as well as certain oral statements made from time to time by representatives of the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (but are not limited to) statements regarding: planned or expected studies and trials of oral formulations that utilize Emisphere’s technology; the timing of the development and commercialization of Emisphere’s products; potential products that may be developed using Emisphere’s technology; the potential market size, advantages or therapeutic uses of Emisphere’s products; and the sufficiency of Emisphere’s available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Emisphere’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of Emisphere’s solid oral heparin product and Emisphere’s ability to find a marketing partner to help us commercialize it; prospects for Emisphere’s salmon calcitonin product candidate in development with a partner; the viability of Emisphere’s other product candidates, most of which are in the early stages of development; the need to obtain regulatory approval for Emisphere’s product candidates; Emisphere’s dependence on collaborative partners to develop and commercialize products; Emisphere’s ability to fund its research and development efforts with or without partners and uncertainty as to the timing and outcome of commercialization decisions made by Emisphere’s collaborative partners; Emisphere’s absence of profitable operations and need for additional capital; Emisphere’s dependence on patents and proprietary rights; and other factors described in this Report and Emisphere’s Annual Report on Form 10-K for the year ending December 31, 2001 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description of Exhibit

3.1
Restated Certificate of Incorporation of Emisphere, dated September 13, 1997, as amended by the Certificate of Amendment dated February 5, 1999 (filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, filed on March 16, 1999).

3.2	By-Laws of Emisphere, as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, filed on March 16, 1999).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	EMISPHERE TECHNOLOGIES, INC.

/S/ MICHAEL M. GOLDBERG, M.D.
Michael M. Goldberg, M.D. Chairman and CEO

/S/ FREDRICK D. COBB
Fredrick D. Cobb Assistant Vice President Finance and Accounting (Principal Financial Officer)

CERTIFICATION

I, Michael M. Goldberg, M.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Emisphere Technologies, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly in which this quarterly report is being prepared.

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/	MICHAEL M. GOLDBERG, M.D.

Michael M. Goldberg, M.D.
Chairman and CEO

CERTIFICATION

I, Fredrick D. Cobb, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Emisphere Technologies, Inc;

2
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly in which this quarterly report is being prepared.

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/	FREDRICK D. COBB

Fredrick D. Cobb
Assistant Vice President Finance and Accounting (Principal Financial Officer)