Form 10-K
period 2002-12-31
EMISPHERE TECHNOLOGIES INC
filed 2003-03-31
CIK 805326

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

                         Commission file number 1-10615

                            ------------------------

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

                                 (914) 785-4701
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock--$.01 par value
                         Preferred Stock Purchase Rights

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of June 30, 2002, the aggregate market value of registrant's common stock held by non-affiliates was approximately $74,885,000, based on a closing sale price of $4.18 per share and 17,915,039 shares of registrant's common stock outstanding.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 31, 2002.

================================================================================

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements under the captions "Business" (Item 1) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7), the notes to the Company's audited financial statements (Item 8) and elsewhere in this Annual Report on Form 10-K, as well as statements made from time to time by Emisphere's representatives may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding: planned or expected studies and trials of oral formulations that utilize the Company's eligen(TM) technology; the timing of the development and commercialization of the Company's product candidates or potential products that may be developed using the Company's eligen(TM) technology; the potential market size, advantages or therapeutic uses of the Company's potential products; variation in actual savings and operating improvements resulting from current restructurings; and the sufficiency of the Company's available capital resources to meet the Company's funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and the other factors discussed in connection with any forward-looking statements.

Table of Contents

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I

Item 1.    Business                                                            4
Item 2.    Properties                                                         20
Item 3.    Legal Proceedings                                                  20
Item 4.    Submission of Matters to a Vote of Security Holders                20

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters                                                            21
Item 6.    Selected Financial Data                                            22
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          23
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         35
Item 8.    Financial Statements and Supplementary Data                        35
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           35

PART III

Item 10.   Directors and Executive Officers of the Registrant                 36
Item 11.   Executive Compensation                                             36
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         36

Item 13.   Certain Relationships and Related Transactions                     36
Item 14.   Controls and Procedures                                            36

PART IV

Item 15.   Exhibits, Financial Statements Schedules and Reports on
           Form 8-K                                                           37
           Signatures                                                         38
           Certifications                                                     39
           Index to Consolidated Financial Statements                        F-1
           Exhibits Index                                                    E-1

                                     Part I

ITEM 1. BUSINESS

Overview

      Emisphere Technologies, Inc. ("Emisphere", or the "Company") is enabling one of the most challenging technical hurdles in the pharmaceutical industry--the oral delivery of medicines, which, for a variety of reasons, cannot be offered to patients directly in an oral form. Emisphere has pioneered the oral delivery of otherwise injectable drugs, including proteins, peptides, polysaccharides and other compounds not currently deliverable by oral means. These drugs present challenges for oral delivery because they are often large molecules (macromolecules) which are inactivated in the gastrointestinal tract, have limited ability to cross cell membranes and generally cannot be delivered orally.

      About The eligen(TM) Technology

      Emisphere has a broad-based oral drug delivery technology platform, known as the eligen(TM) technology, to accomplish oral drug delivery, which is based on the use of proprietary, synthetic chemical compounds, known as EMISPHERE(R) delivery agents, or "delivery agents". These molecules facilitate the transport of therapeutic macromolecules across biological membranes such as the small intestine. Emisphere's eligen(TM) technology makes it possible to orally deliver a therapeutic molecule without altering its chemical form or biological integrity.

      By applying its unique eligen(TM) oral drug delivery technology, Emisphere is facilitating the oral delivery of proteins, peptides, macromolecules and charged organics. Several Emisphere formulations have advanced into clinical trials being conducted by Emisphere and its partners.

      The Oral Drug Delivery Market

      Sales of therapeutic protein medicines totaled $17 billion in 1999 and are estimated to be over $32.5 billion by 2005. Most of these drugs are currently delivered by injection. Injections are undesirable for numerous reasons including patient discomfort, inconvenience and risk of infection. Poor patient acceptance of, and compliance with, injectable therapies can lead to increased incidence of medical complications and higher healthcare costs. While many medications are taken orally, all proteins and other large or highly charged molecules are not administered this way because they degrade in the stomach or intestine before they can be absorbed into the bloodstream. The Company believes that its eligen(TM) oral drug delivery technology provides an important competitive advantage in the delivery of macromolecules compared with the current alternatives.

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

      Currently, the Company has several product candidates being developed by partners and for potential partnerships in preclinical and clinical development across a broad range of therapeutic areas including, cardiovascular, diabetes, osteoporosis, growth disorders, asthma/allergies, obesity and anti-infectives. At the end of February 2003, the Company had three clinical programs funded by corporate partners and six different EMISPHERE delivery agents that have been tested in humans.

The Company

      Originally founded as Clinical Technologies Associates, Inc. in 1986. The Company provided clinical trial services and was developing technology focused on amino-acid microspheres for the oral delivery of both proteins and non-protein drugs. Under the Clinical Technologies Associates, Inc. name, the Company went public in 1989, listed on Nasdaq, under the ticker, "CTAI". In the early 1990's, its strategic focus was narrowed and its efforts were redirected exclusively to developing its oral drug delivery technology. In 1992, the name was changed to Emisphere Technologies, Inc.

      In 1994, the Company discovered SNAC (Sodium N-[8-(2 hydroxybenzoyl)amino] caprylate), the EMISPHERE delivery agent which was used with formulations of heparin, a well-known and highly prescribed anticoagulant/antithrombotic agent that is currently administered only as an injection.

      In 1996, the Company formed a joint venture with Elan Pharmaceuticals, plc for the development of an oral heparin. In July 1999, however, we reacquired all product, marketing and technology rights for these heparin product candidates from Elan Corporation, plc. At the time, we based this decision on the belief that at this stage of development, complete ownership and control of these product candidates by one company allowed for more rapid clinical development and commercialization.

      In February 1997, Emisphere formed a strategic alliance with Eli Lilly and Company ("Lilly") for the development of an oral recombinant parathyroid hormone (PTH 1-34, or teraparatide) for the treatment of osteoporosis and a second product candidate, recombinant human growth hormone (rhGH, or somatropin), for treatment of growth disorders. In March 1998, Lilly executed license agreements for both proteins and the Company received a $4.0 million milestone payment. In June 2000, Emisphere executed a follow-on agreement with Lilly for both proteins. Emisphere and Lilly continue to collaborate to bring oral forms of parathyroid hormone and recombinant growth hormone through clinical testing. The Company entered an oral unformulated solid dosage of parathyroid hormone into the clinic with Lilly in late 2001 and in June 2000 the Company received a $2 million milestone payment for the selection of the EMISPHERE delivery agent to be used with PTH. Upon entrance of the oral parathyroid hormone unformulated dosage into the clinic, Lilly assumed responsibility for all further development costs for oral parathyroid hormone. The Company entered an oral unformulated dosage of recombinant human growth hormone into the clinic with Lilly in August of 2002. Emisphere was responsible for the clinical testing through first human dosing of an oral unformulated dosage of human growth hormone to demonstrate proof-of-concept and was reimbursed by Lilly for all development costs. As the Company's collaboration with Lilly for an oral recombinant human growth hormone program continues, Lilly will continue to assume responsibility for all related future development costs.

      In December 1997, the Company entered into a collaboration agreement with Novartis Pharma AG (Novartis) to develop an oral salmon calcitonin (used in the treatment of osteoporosis). In February 2000, Novartis executed a license agreement for the development of an oral form of salmon calcitonin. In March 2000, Novartis paid Emisphere $2.5 million to obtain the license to its technology for calcitonin and to obtain an option to use the eligen(TM) technology for a second compound. Although Novartis' rights to certain financial terms concerning a second compound have expired, Emisphere and Novartis remain in discussion to develop additional compounds using Emisphere's technology, and a number of viable second compound candidates are under consideration. In February 2003, Emisphere announced favorable results of a Phase IIa study with Novartis evaluating the performance in post-menopausal women of an oral tablet form of salmon calcitonin. The purpose of the study was to assess the efficacy and safety of various doses of an oral tablet of calcitonin in post-menopausal women and to confirm the activity of calcitonin when given orally, as reflected by changes in markers of bone formation or resorption. The study demonstrated activity on bone markers over a three month dosing period when the peptide was delivered in combination with the EMISPHERE delivery agent. Only two serious adverse events were reported, neither of which were related to the EMISPHERE delivery agent or to calcitonin. The side effects seen with the highest doses of calcitonin were consistent with those normally seen with high plasma levels of calcitonin when administered by injection. These side effects were mainly gastrointestinal in nature.

In March 2000, Regeneron Pharmaceuticals, Inc. established a collaboration agreement with the Company for the development of an oral version of a derivative of ciliary neutrophic factor (CNTF), which is under development as an injectable by Regeneron as AXOKINE(TM), for use in the treatment of obesity. Emisphere and Regeneron have conducted pre-clinical testing of an oral version. The direction of development for the oral program will be contingent upon the results from the Phase III trial. On January 7, 2003 Regeneron announced that the last study participant had completed the 12-month placebo-controlled portion of its Phase III pivotal trial designed to assess the efficacy and safety of AXOKINE(TM) for weight loss in overweight and obese subjects, and also that the U.S. Food and Drug Administration (FDA) has granted Fast Track designation to an important component of the development program of AXOKINE(TM) for obesity.

      In June 2000, DuPont Pharmaceuticals Company (the pharmaceutical division of E.I. du Pont de Nemours and Company, the Dupont Companies, announced a non-binding letter of intent with Emisphere for the development and marketing of oral heparin. Based on the uncertainty of the fate of the pharmaceutical business due to DuPont's intent to sell this division, the Company announced in May 2001 that it elected to withdraw from the letter of intent with DuPont Pharmaceuticals Company. The Company continues to have discussions with potential partners for the marketing and/or development of its oral heparin product candidates.

      In November 2000, Cubist Pharmaceuticals, Inc. established a collaboration agreement with the Company for the development of an oral form of daptomycin which is under development as an injectable by Cubist as CIDECIN(R) for use in the treatment of serious or life-threatening soft skin tissue infections. Although the Company is not currently providing services to Cubist Pharmaceuticals, Inc., on November 7, 2002, the Company amended and restated its Research and Development agreement with Cubist in order to create a time and materials framework in which to potentially apply the eligen(TM) oral drug delivery technology to certain compounds being developed by Cubist, should Cubist request us to do so. The parties are no longer collaborating on the development of oral formulations of daptomycin analogues.

      Throughout 2001 and 2002, the Company's clinical development pace progressed as the Company continued its strategic shift from fundamental research and technology licensing, to identifying additional therapeutic compounds that address large markets. During this time, the Company's self-developed product candidates progressed into and through human (clinical) testing. Specifically, the Company began clinical trials with additional oral formulations related to the Company's existing oral heparin program (heparin tablets and capsules), and with oral formulations for new therapeutic programs (e.g., insulin and cromolyn sodium). Emisphere's goal in 2003 continues to be to develop these oral product candidates through at least proof-of-concept ( in Phase I -II trials) and then evaluate the option of establishing relationships with partners to complete the later stage development and commercialization of these candidates.

Business Strategy

      The Company's objective is to be the leader in enabling the development of orally administered formulations of therapeutic macromolecules and other compounds currently available only by injection, primarily through entering into partnerships with leading pharmaceutical companies that would be responsible for later stage development, marketing and commercialization.

      The Company's business strategy includes:

o entering into strategic alliances with pharmaceutical partners who have marketed products or compounds in development that would benefit from the Company's eligen(TM) oral drug delivery technology

o     pursuing new product opportunities by:

      -- identifying additional therapeutic compounds (preferably already approved for use as non-oral therapies) that address large markets;

      -- performing proof-of-concept testing in humans (Phase I-II) using an Emisphere delivery agent with compounds that the Company already has demonstrated to be orally available in vivo using its eligen(TM)technology.

      -- establishing relationships with partners to complete the later stage development and commercialization of these product candidates.

      Though the Company intends to collaborate with leading pharmaceutical and biotechnology companies, the Company will also strategically select how far to develop its own product candidates depending on the risk level and cost benefits.

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

      The Company believes focusing on drug delivery of existing drugs to be less risky than attempting to discover new drugs, because the product development risk is lower. According to a recent Tufts Center for the Study of Drug Development, the approximate cost to develop a drug is over $800 million and requires approximately 14 years to progress from drug discovery, to drug development and then to bring it to market.

      By contrast, therapeutics that could be optimized through alternative delivery, but already have large established markets for which there is an established medical need, are targets for the drug delivery industry. An advantage is that doctors are familiar with these drugs and are accustomed to prescribing them. The product candidates that the Company typically targets have been through the regulatory process demonstrating safety and efficacy and are typically already on the market. The Company's estimated cost of developing an EMISPHERE delivery agent with a drug candidate through proof of concept first human studies is less than $2.0 million, and typically takes less than two years.

      In addition, focusing on drug delivery compared to drug discovery allows the Company to form a number of collaborations to deliver a wide variety of medicines without limiting rights to use its proprietary technology with additional drug product opportunities.

Delivery of Macromolecule Medicines

      The size of most macromolecules makes penetration of the skin inefficient or ineffective. Passive transdermal delivery using "patch" technology for macromolecules has not been successful to date since the skin is naturally impermeable to macromolecules. The Company is currently not aware of any macromolecule drugs, which have been approved for marketing in the United States utilizing patch technology. Some peptides and proteins can be transported across the skin barrier into the bloodstream using high-pressure "needle-less" injection devices. The devices, which inject proteins like human growth hormone through the skin into the body, have been available for many years. However, the Company believes these devices have not been well accepted due to patient discomfort, relatively high cost, and the inconvenience of placing the drugs into the device.

      The nasal route of drug administration has been limited by low and variable bioavailability for proteins and peptides. As a result, penetration enhancers are often used with nasal delivery to achieve higher bioavailability. These enhancers may cause local irritation to the nasal tissue and result in safety concerns with long-term use. The Company believes a limited number of peptides have been approved for marketing in the United States utilizing nasal delivery. The Company believes these same obstacles will affect sublingual drug delivery, which relies on the penetration of similar tissue under the tongue.

      Pulmonary delivery of systemic drugs is emerging as a delivery route for large molecules. The lungs are highly absorptive, providing a potential route for difficult to deliver drugs. While local delivery to the lungs of respiratory drugs is common, systemic delivery of macromolecule drugs requires new formulations and delivery technologies to achieve efficient, reproducible dosing. Long-term safety for certain compounds such as insulin, has yet to be established. In addition, while pulmonary devices may be amenable to a limited number of compounds, the Company believes that the total efficiency of pulmonary systems is generally not high enough to become commercially feasible for systemic delivery of most macromolecule drugs.

      Buccal delivery (through the cheek membrane) is also emerging as a delivery route for large molecules. This is sometimes considered "oral delivery" when referenced because of the site of application, but it is not truly an oral therapeutic option, due to the fact that buccally delivered drugs are not swallowed and absorbed in the gastrointestinal tract, but are absorbed through the local tissue into the systemic circulation. Like the pulmonary route, long-term safety especially for proteins like insulin, has yet to be established.

      All four delivery routes are not optimal for treating many disease states (i.e., diabetes) if the key to effective therapy is to first reach a specific target organ, like the liver.

      To date, the most practical and efficient route of macromolecule administration, particularly recombinant proteins, has, therefore, been injections. Drug injections that require administration in hospitals or doctors' offices can be expensive and inconvenient to patients. Many patients find self-injectable therapies unpleasant. As a result, injectable therapies for many chronic and subchronic diseases meet with varying degrees of patient acceptance and compliance with prescribed dosing regimens. Poor acceptance and compliance can lead to increased incidence of medical complications and potentially higher health-care costs. In addition, some elderly, infirm or pediatric patients cannot administer their own injections and require assistance, thereby increasing both inconvenience to these patients and the cost of therapy.

The eligen(TM) Oral Drug Delivery Technology

      The Company's oral drug delivery technology is based upon proprietary, synthetic chemical compounds that facilitate the transport of therapeutic macromolecules and other compounds, across biological membranes, such as in the small intestine. The Company's proprietary oral drug delivery agents, also known as "carriers", or EMISPHERE delivery agents, represent a broad-based technology platform. EMISPHERE delivery agents, which the Company believes uses the body's natural transport process, allow macromolecules to cross membranes and yet remain therapeutically active. Under physiological conditions, protein molecules naturally exist in many different shapes, or "conformations." Some of these conformations can be transported across the cell membranes. Once the drug crosses the membrane, the delivery agent dissociates from the drug and the drug reestablishes its natural distribution of conformations, ensuring that the delivered drug molecules are in their therapeutically active state.

      The Company's system maintains the biological effects of the drug for oral delivery by overcoming four potential obstacles.

Obstacle One:                 The high acid content and enzymes of the digestive
                              tract degrades most macromolecules well before they can be absorbed into the bloodstream.

Emisphere's Technology:       The Company's system stabilizes the macromolecule
                              in a conformation with lower rates of degradation.
                              Solid dosage forms that do not dissolve in the stomach can be developed and further reduce degradation. Finally, the rapid rate of transit through the biological membrane limits the opportunity for losses due to the digestive enzymes.

Obstacle Two:                 Many macromolecules and polar compounds are poorly
                              absorbed through certain membranes.

Emisphere's Technology:       EMISPHERE delivery agents interact with the drug
                              molecule to create an entity with significantly higher absorption properties.

Obstacle Three:               With production costs of many macromolecules high,
                              the efficiency of delivery cannot be low.

Emisphere's Technology:       Techniques have been developed in the past 10
                              years that have significantly lowered the production costs of many macromolecules. The
                              Company's system's delivery efficiencies are creating product candidates with acceptable profit margins to the pharmaceutical industry.

Obstacle Four:                Variability of dosing, in which, for example, one
                              patient receives 60% of a dose and another patient
                              10%, has been a challenge to the successful development of oral delivery.

Emisphere's Technology:       In thousands of human dosings and thousands of
                              animal experiments, our system's inter-subject and inter-patient variability has been relatively similar to the injectable product.

      The development of an efficient, safe and reproducible delivery system for macromolecules represents a significant commercial opportunity for the Company. Given the advantages of oral delivery over injectable forms, we believe that oral administration would represent the preferred means of delivery for most biopharmaceuticals. This would significantly expand the potential market for many biotechnology drugs.

Key Characteristics of Emisphere's Platform eligen(TM)Technology

      The Company believes that our oral delivery approach may have potential competitive advantages, including:

      Broad applicability: EMISPHERE delivery agents are applicable across a diverse group of molecules (proteins, carbohydrates, and peptides and other poorly absorbed compounds);

      Stand-alone delivery approach: Oral drug delivery using EMISPHERE delivery agents does not rely upon the addition of other agents that can have adverse effects on the intestinal membranes or digestion process (as is the case, for example, with penetration enhancers or enzyme inhibitors);

      Versatility of formulation: Emisphere has created various types of oral formulations, including solutions, suspensions, tablets and capsules. Emisphere also believes its oral drug technology is applicable to controlled release dosage forms.

      Ease of manufacture: The technology and manufacturing equipment required to produce EMISPHERE(R) delivery agent material in commercial quantities, is for the most part, we believe readily available.

Advances to the Platform Technology

      During 2001, we conducted human studies which demonstrated successful absorption using the eligen(TM) drug delivery technology with additional oral product candidates in new therapeutic categories. For example, we developed an EMISPHERE delivery agent selected for insulin, which successfully completed proof-of-concept Phase I studies in healthy human subjects. We began testing the safety and tolerability of this oral insulin unformulated dosage in Type II diabetic patients in October 2001. Also, an oral unformulated dosage of cromolyn sodium, which completed a proof-of-concept Phase I study in November 2001, demonstrated absorption when delivered orally using an EMISPHERE delivery agent.

      In 2001, the Company determined that SNAC, the EMISPHERE delivery agent that was used to develop the liquid oral heparin formulation in the Phase III PROTECT trial was suitable for use with the solid formulation. As a result, the Company is developing a solid formulation with the EMISPHERE delivery agent, SNAC, which has demonstrated a safety and efficacy profile in Phase III testing (see forthcoming section entitled, "Discontinued Oral Liquid Heparin Program and the Phase III PROTECT Trial").

      The Company continues to make investments in research and development to maintain the Company's technological leadership position in oral drug delivery.

      In 2002, the Company's oral insulin and oral cromolyn sodium progressed into proof-of-concept patient testing. In 2002, with our partner, Lilly, we also progressed an oral form of recombinant human growth hormone (rhGH, or somatropin), the largest protein we have ever evaluated with our eligen(TM) technology, into human testing. More recently, in February 2003, we announced positive and statistically significant Phase IIa data with our partner Novartis AG for oral salmon calcitonin, which was dosed for 90 days, the longest time period that our technology has been dosed in human testing.

      In December 2002, a full analysis of Emisphere's "PROTECT" Phase III trial evaluating a liquid oral heparin was presented at the 44th annual meeting of the American Society of Hematology (ASH). The PROTECT study demonstrated for the first time in patients that heparin, a macromolecule, could be delivered into the bloodstream in an oral form. While a liquid formulation of oral heparin in a 30-day treatment regimen was deemed to have poor tolerability due to its taste contributing to poor patient compliance in this study, its safety and therapeutic effect were noteworthy. The data presented suggest that the oral liquid heparin candidate in a 30-day regimen was statistically comparable to its benchmark comparator, LOVENOX(R) (enoxaparin) in a 10-day treatment regimen, in reducing the incidences of deep vein thrombosis (DVT) following hip replacement surgery. The PROTECT study demonstrated for the first time in patients that heparin could be delivered into the bloodstream in an oral form. The data also demonstrated a therapeutic effect was observed for heparin and a favorable safety profile was established in a Phase III study population using the eligen(TM) technology.

      Also in December 2002 at the ASH conference, the Company presented positive outcomes from a human study evaluating two solid oral heparin formulations in tablet and capsule form in healthy male volunteers. For each solid dosage, which made use of Emisphere's eligen(TM) oral drug delivery technology, the data demonstrated that an effect on blood coagulation was achieved consistent with heparin blood levels deemed acceptable for prevention of deep vein thrombosis (DVT), without any tolerability issues.

      For all other materials tested aside from heparin, the Company is evaluating principally capsule and tablet dosage forms, except for indications in the elderly or pediatric patient populations, which may benefit from the availability of a solution dosage form.

      Other

      In 2002, the United States Adopted Name Council adopted the name salcaprozate sodium (pronounced "sal kap' roe zate") for the EMISPHERE delivery agent, SNAC.

EMISPHERE Delivery Agent Library

      The Company has designed and synthesized a library of over 1,800 delivery agents and continues evaluating them for their ability to facilitate the delivery of therapeutic macromolecules and other compounds across biological membranes without altering the activity of these molecules. The eligen(TM) technology offers the pharmaceutical industry a relatively inexpensive route to generate significant new product opportunities. Beyond enabling the oral delivery of heparin, insulin, parathyroid hormone, recombinant human growth hormone, cromolyn and salmon calcitonin in humans, this technology has demonstrated oral delivery in a variety of over 40 other compounds in animals.

Development Programs Using the eligen(TM) Technology

      The following table sets forth, for both Emisphere's partnered development programs and Emisphere's programs available for partnering, the candidates currently in development, the indication(s) for each particular candidate, its present stage of clinical development, and, with respect to Emisphere's partner development programs, the identity of Emisphere's corporate partner for each drug, as disclosed in prior public documentation by one or both parties, by way of contractual and/or licensing agreement.

Therapeutic Area               Program                            Status                      Partner
----------------               -------                            ------                      -------
Cardiovascular        Oral UF Heparin Solid Doses              POC in subjects             self-developed
                      Oral LMWH Dose*                          POC in subjects             self-developed

Osteoporosis          Oral Salmon Calcitonin                   Phase IIa                   Novartis Pharma AG
                      Oral Recombinant Parathyroid Hormone     Phase I                     Eli Lilly and Company
                      (teraparatide; PTH 1-34)

Growth Disorders      Oral Recombinant Human Growth Hormone    POC in subjects             Eli Lilly and Company
                      (somatropin)

Diabetes              Oral Insulin                             POC in patients             self-developed

Asthma/Allergies      Oral Cromolyn Sodium                     POC in patients             self-developed

Obesity               Oral Ciliary Neutrophic Growth Factor    Pre-clinical                Regeneron Pharmaceuticals,
                      (mCNTF)                                                              Inc.

Other                 Undisclosed                              Pre-clinical/Feasibility

----------
      eligen(TM)Technology Product Candidate Development Explanations:
            Pre-clinical--Investigate safety of product candidate in a controlled laboratory environment; establish activity in standard animal model.
            Proof-of-Concept (POC) in subjects- Investigate safety of delivery agent and drug/delivery agent combination and proper oral dose ranges of a product candidate to meet pre-determined blood levels in a small number of normal human subjects.
            Proof-of-Concept (POC) in patients- Investigate safety and confirm efficacy of an oral product candidate in patients or subjects using a multiple dose regimen
      * Emisphere has a relationship and agreement with a producer of low molecular weight heparin (LMWH). Development of this particular LMWH is dependent on this agreement.

Cardiovascular

      Oral Heparin Program

      Unfractionated heparin (UFH) and low molecular weight heparin (LMWH) are widely used anticoagulants. These anticoagulants are primarily indicated for treating and preventing post-surgical deep vein thrombosis (blood clots following major surgery) and the more severe sequlae of pulmonary embolism. However, these drugs are also frequently prescribed for acute myocardial infarction, coronary angioplasty, coronary artery bypass graft surgery, stroke and unstable angina. Currently, heparins are administered as either a continuous intravenous infusion or a subcutaneous injection.

      Studies have shown that heparin does not cause major bleeding but may exacerbate bleeding that has already occurred. In comparison with LMWH, heparin has a shorter circulating half-life, which may reduce its role in worsening bleeding which is already occurring. Furthermore, studies indicate that UFH may have utility for indications other than anticoagulation.

      Heparin is often considered the anticoagulant of choice for the prevention and treatment of cardiovascular complications, such as deep vein thrombosis
(DVT) or blood clots and pulmonary embolism in high-risk, hospitalized patients. Heparin is favored over warfarin (or COUMADIN(R)) because heparin is more effective, produces a rapid onset of anticoagulation activity, and has a shorter physiological half-life and, is indicated in fewer drug-drug interactions. A major disadvantage of heparin (and LMWH) therapy is the requirement for administration subcutaneously, because current formulations are ineffective when dosed orally.

      Currently, the use of parenteral (injected or infused) unfractionated heparin is typically restricted to in-hospital use. Low molecular weight heparin
(LMWH), which is considered the standard of therapy for DVT prevention and treatment, is limited to subcutaneous injection. LMWHs are typically administered for 7- 14 days on an outpatient basis for treatment of DVT. To follow an injectable treatment regimen on an outpatient basis, patients have to self-inject, or may have to incur additional cost for a home healthcare aid to administer the injections. For many patients, hospital treatment with one of the two U.S. approved low molecular weight heparins for 7-14 days is typically followed by a 30 to 90 day or longer course of out-patient treatment using warfarin, the only oral anticoagulant available. Warfarin, although relatively inexpensive to purchase, is not an ideal anticoagulant because it has more negative interactions with other pharmaceuticals than most FDA-approved drugs and requires constant patient monitoring. Though LMWH is administered as an injectable, its introduction has also been studied for use in the home setting, for up to 28 days. The introduction of oral heparin, which we believe will be considered a more convenient and "patient-friendly" therapy by both patients and physicians, could open the home market to heparin by replacing warfarin and injectable low molecular weight heparin use. We also believe that our oral heparin product candidates will ultimately be applicable for a wide range of anti-coagulant/antithrombotic uses.

      Heparin represents a significant formulation challenge for our oral delivery technology in that the potency of heparin is significantly lower than all other macromolecules we are developing. With initial, early stage solid dose formulations, even after the addition of excipients, a tablet formulation required an excess of carrier. However, in 2002, we used traditional and novel formulation techniques devised by Emisphere to reduce the delivery agent-to-drug ratio versus historical solid formulations explored by Emisphere.

      Emisphere is evaluating solid oral heparin formulations, including a capsule and tablet forms of heparin, and, solid dosage forms of LMWH. Worldwide heparin sales, including the LMWHs are estimated to be over $2.5 billion, with a 15% annual growth rate. Currently, heparin is prescribed primarily for the treatment of venous (vein related) indications for a period of one to two weeks. If successfully developed and commercialized, Emisphere believes that its solid oral heparin and LMWH candidates could substantially penetrate and expand existing markets. The Company anticipates that, large new markets for the heparins will be created, including the development of oral heparin for new clinical indications in inflammation and cancer.

      Discontinued Liquid Oral Heparin Program and the PROTECT Phase III Trial

      Emisphere initially set out to develop a solution formulation of oral heparin. At the end of 1999, the Company initiated the Phase III development of the Company's oral heparin solution formulation. The Company launched a multi-center Phase III trial, named "PROTECT" (PRophylaxis with Oral SNAC/heparin against ThromboEmbolic Complications following Total hip replacement surgery).

      The PROTECT Trial enrolled 2, 288 patients to evaluate the safety and efficacy of a solution oral heparin formulation using Emisphere's eligen(TM) oral drug delivery technology for the prevention of DVT in total hip replacement surgery patients (a surgical patient population that historically has had the highest rate of these events). The goal of the PROTECT Trial was to demonstrate the superior efficacy and comparable safety of Emisphere's oral heparin when dosed postoperatively for a 30-day regimen, as compared to injectable enoxaparin, when dosed postoperatively for a 10-day regimen. (A 10-day regimen of injectable LOVENOX(R) (enoxaparin) is a standard of practice in the prevention of DVT, as determined by the American College of Chest Physicians' Sixth Consensus Conference.)

      The endpoint of PROTECT was DVT occurrence in the 30 days following surgery, or pulmonary embolism or death. Investigators at more than 120 sites, worldwide, evaluated a liquid form of heparin, consisting of the EMISPHERE delivery agent, SNAC (Sodium N-[8-(2 hydroxybenzoyl)amino] caprylate) in combination with unfractionated heparin, when dosed orally in a 30-day regimen, compared to LOVENOX (enoxaparin), when dosed subcutaneously (by injection) in a 10-day regimen. The study design was double-blind and double-dummy. Total DVTs were determined by bilateral venogram, the FDA standard for measurement, measured at 30 days following surgery. All venographies produced were read by a team of radiologists at Boston's Massachusetts General Hospital to determine the presence of a blood clot (thrombus).

      On May 14, 2002, Emisphere announced initial results from the PROTECT study. The results did not demonstrate the superiority of oral heparin, when dosed in a 30-day treatment regimen, compared to LOVENOX(R) (enoxaparin) administered by injection in a 10-day dosing regimen in preventing DVTs. On May 22, 2002, Emisphere announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure.

      The study design of PROTECT, considered by thought leaders in the industry to be rigorous by design, sought at least an absolute 10% reduction in DVT events, to claim clinical superiority to the Food and Drug Administration (FDA). The data from the study suggested that the lower than expected efficacy may have been due to limitations related to the dosage form and that an improved formulation would result in higher patient compliance. While the Company missed the anticipated primary endpoint, the Company remains encouraged by the potential of its broadly applicable technology platform. The orally administered liquid form of heparin was clearly active using the Company's eligen(TM) technology and therefore, we believe this to be a major advance in oral macromolecule delivery.

      In December 2002, a full analysis was presented from our "PROTECT" Phase III trial evaluating a liquid oral heparin at the 44th annual meeting of the American Society of Hematology (ASH). The PROTECT study demonstrated for the first time in patients that the macromolecule, heparin, could be delivered into the bloodstream in an oral form. While a liquid formulation of oral heparin in a 30-day treatment regimen was deemed to have poor tolerability due to its taste contributing to poor patient compliance in this study, the Company believes that its safety and therapeutic effect were noteworthy. The data presented suggest that the oral liquid heparin candidate in a 30-day regimen was statistically comparable to its benchmark comparator, LOVENOX(R) (enoxaparin) in a 10-day treatment regimen, in reducing the incidences of DVT following hip replacement surgery. The PROTECT study demonstrated for the first time in patients that heparin could be delivered safely and effectively into the bloodstream in an oral form.

      As the Company moves this program forward with a solid form and explores potential partnering options, the Company expects to leverage the extensive safety database that is available related to SNAC, the EMISPHERE delivery agent that was used in the Phase III PROTECT study.

      Solid Oral Heparin Program

      In June 2000, the Company published two studies that demonstrated the successful treatment of deep vein thrombosis in animal models using oral SNAC/heparin and oral SNAD/low molecular weight heparin.

      A heparin capsule formulation with SNAC entered Phase I clinical trials in March 2000. A tablet dosage formulation with the EMISPHERE delivery agent, SNAD, entered Phase I in March of 2001. In October 2001, the Company presented a study demonstrating the mechanism of oral heparin delivery using the EMISPHERE delivery agent, SNAC. The study demonstrated that SNAC facilitated the transport of heparin across the intestinal epithelium -- or membrane -- transcellularly. In additional studies, uptake of heparin was seen as early as five minutes after incubation of cells with heparin and SNAC.

      In December 2002, also at the ASH conference, the Company presented positive outcomes from a human study evaluating two solid oral heparin formulations, in tablet and capsule form, in healthy male volunteers. The tablet formulation was produced using standard techniques, while production of the capsule utilized an approach specific to Emisphere's eligen(TM) technology. For each solid dosage, which made use of Emisphere's eligen(TM) oral drug delivery technology, the data demonstrated that an effect on blood coagulation was achieved consistent with heparin blood levels deemed acceptable for prevention of DVT, without any tolerability issues. In addition, the total volume of material was significantly reduced in both formulations (e.g. the carrier-to-drug ratio was reduced by as much as fourfold), from the oral liquid formulation and the previous solid formulation. The Company believes reducing the volume of both delivery agent and drug will provide us with the most patient preferred and commercially viable solid dosage form. The Company's efforts to explore optimizing an oral solid heparin formulation are ongoing, and the Company intends to combine characteristics of both the tablet and capsule to produce a new formulation designed to enhance performance even further.

      Initial Indications

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

      Additional Indications

      The Company believes that many additional cardiovascular diseases could be treated more effectively by extending the duration of heparin therapy from the current standard of practice. Such a dosing regimen would be possible with an oral formulation of unfractionated heparin or LMWH. These indications include: unstable angina, arterial fibrillation, acute myocardial infarction, coronary angioplasty, stent placement, coronary artery bypass graft, pulmonary embolism and stroke.

      A large and growing body of pre-clinical and clinical data also indicates that heparin has potent anti-inflammatory and anti-cancer properties. Recently heparin has been shown to be beneficial as a treatment for inflammatory bowel disease, rheumatoid arthritis, asthma, psoriasis, transplant rejection and proteinurias. In December 2001, along with the Company's research collaborators at MIT-Harvard, we published in the journal, Circulation, experimental results evaluating oral heparin in a preclinical model for the prevention of restenosis. This data further supports previously published studies which highlight the beneficial properties of heparin in multiple indications.

      Consistent with the Company's business strategy to no longer pursue later stage product development for large-scale therapeutic indications, we plan to design early stage Proof of Concept clinical studies for niche indications to evaluate the performance of our solid oral heparin product candidate.

      Oral Heparin (Solid) Manufacturing

      Heparin is a commodity product that can be obtained from multiple suppliers. the Company has developed a novel propriety process to produce the delivery agent, SNAC, at large scale under the FDA's good manufacturing practices (GMP). SNAC has been produced in approximately 200 kg batch sizes. Batches of liquid product have been produced at a 1,800 liter scale. To date, the component materials and liquid product have shown good long-term stability.

Osteoporosis

      Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, leading to bone fragility and an increased susceptibility to fractures. It is a common condition among the elderly--both men and women. The disease is estimated to affect 1 in 4 women over age 65, 1 in 2 women over age 80, and 1 in 10 men over age 80. The most common consequence of osteoporosis is greatly increased risk of broken bones, especially in the hip region. Osteoporosis is estimated to affect over 10 million Americans and be responsible for more than 1.5 million hip, vertebral, wrist and other fractures annually in the U.S. The disease is relatively expensive to treat. The estimated cost of osteoporosis on the U.S. health care system amounts to an estimated $17 billion per year. It is estimated that by the year 2020, the cost of hip fractures, which account for the highest percentage of fractures, will increase six-fold. In the U.S. market, osteoporosis therapeutics revenues grew from $2.4 billion in 1998 to $4.0 billion in 2001. This growth is expected to continue through 2006. Several medicines are available to either delay the onset of, or reverse, bone loss. New therapies currently under development should further boost market expansion, will foster greater patient compliance, and ultimately improve the market penetration rate. The Company is developing with our collaborators, Novartis and Lilly, two promising medicines for the treatment and prevention of osteoporosis.

      Oral Salmon Calcitonin Program with Novartis

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

      The Company has conducted collaborative research with Novartis AG (Novartis) on an oral form of sCT since 1997. Under the terms of our collaboration agreement, Novartis initially made quarterly payments to us to fund pre-clinical research required to apply the Emisphere's technology to develop an oral sCT product. In October 1999, Novartis completed a Phase I clinical study in the United Kingdom, testing a capsule form of sCT utilizing the Emisphere technology. The study results, released in January 2000, indicated that Novartis achieved its targeted endpoint of therapeutic sCT blood levels, following oral administration of capsules containing sCT and an EMISPHERE delivery agent. The Company believes that these results demonstrate the successful oral delivery of a protein macromolecule from a solid oral dosage form without chemical modification of the molecule or damage to the biological membrane.

      In February 2000, Novartis agreed to execute its option to acquire an exclusive license to develop and commercialize oral sCT. As a result, Novartis made a $2.0 million milestone payment to us in 2000 and upon initiating Phase III studies we will receive an additional milestone payment from Novartis. Although Novartis' rights to certain financial terms concerning a second compound have expired, Emisphere and Novartis remain in discussions to develop additional compounds using Emisphere's technology, and a number of viable second compounds candidates are under consideration.

      In 2002, Novartis entered Phase II testing with oral salmon calcitonin using one of the EMISPHERE delivery agents. In February 2003, Emisphere announced favorable results of a Phase IIa study with Novartis evaluating the performance in post-menopausal women of an oral tablet form of salmon calcitonin. The purpose of the study was to assess the efficacy and safety of various doses of calcitonin in post-menopausal women and to confirm the activity of calcitonin when given orally, as reflected by changes in markers of bone formation or resorption. The study demonstrated activity on bone markers over a three month dosing period when the peptide was delivered in combination with the EMISPHERE delivery agent. Furthermore, only two serious adverse events were reported, neither of which were related to the EMISPHERE delivery agent or to calcitonin. The side effects seen with the highest doses of calcitonin were consistent with those normally seen with high plasma levels of calcitonin when administered by injection. These side effects were mainly gastrointestinal in nature.

      Recombinant Parathyroid Hormone (PTH) Program with Lilly

      Recombinant Parathyroid Hormone (PTH) is a bone anabolic/formation compound currently being developed by Lilly as an injectable for the treatment of osteoporosis. In contrast to sCT that reduces bone loss, PTH stimulates new bone formation. In Phase III testing, Lilly's daily injectable recombinant form of PTH (being developed by Lilly as FORTEO(R)) reduced spine fractures by more than 65% and reduced non-traumatic, non-spine fractures by 54% in women with osteoporosis. PTH would potentially be targeted toward patients aged 65 and older with advanced osteoporosis. In November 2002, FORTEO (injectable PTH 1-34, or teraparatide) received U.S. Food and Drug Administration (FDA) approval for the treatment of osteoporosis in postmenopausal women who are at high risk for a fracture. FORTEO was also approved to increase bone mass in men with primary or hypogonadal osteoporosis who are at high risk for a fracture. These include men (or women) with a history of osteoporosis-related fracture, or who have multiple risk factors for fracture, or who have failed or are intolerant to previous osteoporosis therapy, based upon physician assessment. FORTEO is the first in a new class of drugs called bone formation agents that work primarily to stimulate new bone by increasing the number and action of bone-forming cells called osteoblasts.

      In August 2001, the Company announced the joint publication of a paper with Lilly researchers on the oral delivery of PTH 1-34 in the American Association of Pharmaceutical Scientists' July issue of Pharmaceutical Research (Vol. 18, No. 7, 2001). This paper was jointly authored by Lilly and Emisphere scientists. The paper reported the first reproducible, oral delivery of biologically active PTH in a preclinical model of osteoporosis.

      The Emisphere/Lilly oral PTH 1-34 program is currently in Phase I development. Lilly is managing the clinical development program at its expense. Emisphere is supporting the development phase for this product candidate. However all costs incurred that Lilly requires Emisphere to expend on their behalf will be reimbursed by Lilly.

Growth Disorders

      Many children and adults suffer from growth hormone deficiency. Growth hormone is necessary to simulate growth in children by promoting the growth of muscle and bone. In adults, growth hormone maintains muscle and bone quality.

      Recombinant human growth hormone (somatropin, or rhGH) has been available for many years. Growth hormone deficient children who respond well to treatment are likely to be taller adults following rhGH therapy. Unfortunately, rhGH must be administered by injection and so compliance is particularly difficult in pediatric patients. rhGH therapy requires a long-term commitment by the patient and his or her family to achieve the best response. The prescribed dosing ranges between three and seven injections per week. Treatment continues for several years until the child has completed puberty or has stopped responding.

      The overall psychological effects of rhGH therapy are encouraging. The potential for an increased growth rate, more mature appearance and the hope for an adult height within the normal range are viewed as positive by both parents and children. rhGH is approved for pediatric growth hormone deficiency, adult growth hormone deficiency, pre-kidney transplantation, and short stature due to chronic kidney disease and Turner's syndrome. The injectable rhGH worldwide market is estimated to be over $1.7 billion.

      Recombinant Human Growth Hormone (rhGH) Program with Lilly

Oral recombinant human growth hormone (rhGH, or somatropin) is the Company's second collaborative effort being developed with Lilly. In 2001, we selected a delivery agent for the oral delivery of rhGH. In August of 2002, the Company announced that we had begun human testing to evaluate an oral rhGH in collaboration with Lilly.

      The Emisphere/Lilly oral rhGH (somatropin) program is currently in Proof of Concept Phase I development. Emisphere is managing the clinical testing and is being reimbursed by Lilly. By using contract research organizations, Emisphere supported the preclinical and early clinical development phase for this product candidate in cooperation with Lilly. Any future clinical development efforts will be managed and funded by Lilly and is yet to be determined. Emisphere believes that an oral product would be the preferred method of delivery for both children and adults.

Diabetes

      Approximately 177 million people worldwide are afflicted by diabetes, with approximately 17 million in the United States. Nearly one-third of individuals in the United States with diabetes are unaware that they have this chronic disease. In the United States, diabetes is estimated to be the fifth largest cause of death, and is estimated to account for approximately $132 billion in direct and indirect healthcare related costs. There are two principal types of diabetes:

      o Type 1. An autoimmune disease in which the body does not produce any insulin. It first appears most often in children and young adults. o People with Type 1 diabetes must take multiple daily insulin injections to stay alive. Type 1 diabetes accounts for approximately 5-10% of total diabetes cases.

      o Type 2. A metabolic disorder resulting from the body's inability to make enough, or properly use, insulin. It is the most common form of the o disease. Type 2 diabetes accounts for approximately 90-95% of diabetes cases. The incidence of Type 2 diabetes is rising rapidly as a result of an aging population, greater prevalence of obesity, and a more sedentary lifestyle.

      Most recent estimates indicate that the worldwide total insulin market is estimated at over $1.0 billion and is projected to grow to over $4.0 billion in 2006. The overall diabetes market, including injection systems, needles and other supplies, is approximately $10 billion, and is estimated to reach over $16 billion by 2005. Approximately 40% of all Type 2 diabetics also use insulin to control the disease. This accounts for approximately 50% of the total insulin use. Although many Type 2 diabetics could benefit from insulin therapy, they may not use the drug because it is administered by injection. We believe that an oral form of insulin would greatly facilitate the use of insulin in this patient population.

      Oral insulin therapy would greatly facilitate compliance for diabetic patients who are not diligent with their prescribed injection regimens. However, in addition to improving patient compliance, The Company believes oral insulin should offer a more effective therapy. Oral delivery directs the insulin to the liver. It is important for insulin to travel directly to the liver (the target organ) because this route mimics the normal physiological insulin secretion of the pancreas. The Company believes the available and market-pending non-oral insulin therapies (i.e. injection), should be inferior to an insulin delivered orally, because they are administered into the general (systemic) circulatory system first, then must be delivered to the liver. This systemic introduction of insulin requires higher circulating insulin levels, so that the appropriate amount of the insulin can be presented to the liver. This excess insulin in the general circulation may cause unwanted complications. Thus, the Company believes that orally delivered insulin is the ideal option for therapy in diabetics.

      Oral Insulin Program

      An oral unformulated dosage of insulin using an EMISPHERE delivery agent successfully entered Proof of Concept human testing in June of 2001. In August 2001, the Company contracted the services of an investment bank to assist us in the preliminary negotiation process with potential partners for the Company's oral insulin product candidate. Phase I oral insulin data was announced at an Emisphere-sponsored Investor Day in September 2001.

      Initially the Company tested two insulin/delivery agent combinations. The Company is continuing the development of the most promising of these two oral insulin candidates. The safety and tolerability of this unformulated dosage is currently being evaluated in diabetics.

      In October 2001, the Company completed a Proof of Concept Phase I study using the most promising EMISPHERE delivery agent selected for insulin. These data were used to support the testing of this unformulated dosage in Type 2 diabetic patients. Preliminary testing in Type 2 diabetic patients (a "euglycemic clamp study") was completed in November 2001. Also, in 2002, the Company announced completion of a study designed to demonstrate the pharmacokinetics of insulin, absorption, and subsequent effects on blood glucose of this product candidate following a standardized meal. The placebo controlled, crossover study evaluated two oral doses of insulin. Each capsule contained 5 mg of insulin and 200 mg of EMISPHERE delivery agent, so each patient was evaluated with both a 5 mg and 10 mg dose. The study compared the two oral unformulated dosages to a fast-acting injectable insulin in fourteen patients with type II diabetes who had received a standardized solid meal (722 kcal). The study also included a placebo group. The data demonstrated for the 10 mg dose that oral insulin unformulated dosages, when administered 30 minutes prior to the standardized meal, reduced post-prandial glucose excursion (the rise in blood sugar following a meal), produced a marked increase in systemic insulin levels and a concomitant reduction in C-peptide (a marker of endogenous insulin production) as compared to the placebo. In addition, plasma insulin concentrations peaked faster using Emisphere's oral unformulated dosage as compared to fast acting injectable insulin (30 minutes for oral versus approximately 45 minutes for injectable formulations). Similar results were observed in certain patients given the 5 mg dose, who received the same standardized meal. The study demonstrated evidence that one or two capsules could impact post-prandial blood glucose in certain type II diabetic patients and that favorable pharmacokinetics continue to be demonstrated. The Company continues to work on a final image dosage oral insulin tablet formulation.

      While the Company announced in March 2003 that its contract negotiations with a potential partnered entity was terminated by the entity, the Company continues to seek to partner this product candidate. The Company will continue to develop the oral insulin program in parallel while seeking to secure a partner for this program, and will evaluate and consider the best possible partnership terms for the development and potential marketing of this product candidate.

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

      Oral Cromolyn Sodium Program

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

      The Company plans on developing an oral form of cromolyn sodium for the treatment of asthma and allergy, and related allergic conditions. Development efforts to date have demonstrated oral delivery in animal models and healthy human subjects. In November 2001, we announced Proof of Concept Phase I data for this product candidate using an EMISPHERE delivery agent, which demonstrated absorption was achieved in under 30 minutes in healthy human subjects. The Company has conducted additional Phase I dose ranging studies since then, and have found the data to be consistent. The Company plans on conducting additional Proof of Concept Phase I-II testing in 2003, using eligen(TM) technology for cromolyn sodium, in asthma, and allergy patients.

      The Company plans on focusing on an appropriate Proof of Concept Phase II study design to expeditiously determine the safety and definitive efficacy for systemically delivered cromolyn sodium. We will look to partner this program, which the Company believes can generate a significant interest from the pharmaceutical industry given the need to accommodate the underserved allergic and asthmatic patient population.

Obesity

      Obesity is a major health problem in all developed countries. The prevalence of obesity in the United States has increased substantially during the past decade. According to the 1999 National Health and Nutrition Examination Survey, 64.5% of American adults is now considered overweight. A 1998 National Institutes of Health report confirmed that obesity significantly increases a number of health risks, including Type II diabetes. Obesity-related conditions such as stroke and myocardial infarction are estimated to contribute to approximately 350,000 deaths annually, ranking second only to smoking as a cause of preventable death. As of 1999, the economic cost of being overweight and obese in the United States was estimated at $102.2 billion annually. Current treatment of obesity consists of diet, exercise and other life-style changes, and a limited number of drugs. The Company believes that the fact that the population overall is rapidly becoming more obese indicates that treatment of obesity is difficult and characterized by very high recidivism.

      Oral mCNTF Program with Regeneron Pharmaceuticals, Inc.

      Regeneron Pharmaceuticals, Inc. is developing subcutaneous AXOKINE(TM) for the treatment of obesity. In January 2002, Regeneron announced that it completed Phase III enrollment for AXOKINE. On January 7, 2003 Regeneron announced that the last study participant had completed the 12-month placebo-controlled portion of its Phase III pivotal trial designed to assess the efficacy and safety of AXOKINE(R) for weight loss in overweight and obese subjects, and also that the U.S. Food and Drug Administration (FDA) has granted Fast Track designation to an important component of the development program of AXOKINE(R) for obesity, which will become effective once the New Drug Application ("NDA") is submitted.

      During 2000, Emisphere established a research and development collaboration and option agreement with Regeneron for the oral delivery of its protein product candidate, a modified form of ciliary neutrophic factor (CNTF) being developed as an injectable as AXOKINE. The collaboration was formed after the Company's oral delivery technology successfully produced significant blood levels of CNTF in Regeneron's preclinical animal models. This agreement adds an important biotechnology company to its existing group of partners. Emisphere and Regeneron have conducted pre-clinical testing of an oral version. However, the direction of development for the oral program will be contingent upon the results from the Phase III trial.

      Collaborative Agreements

      Emisphere is a party to collaborative agreements with corporate partners to provide research and development services relating to the partners' products. These agreements are in the form of research collaboration and licensing agreements. In connection with these agreements, Emisphere has granted licenses or the rights to obtain licenses to our oral drug delivery technology. In return, the Company will receive certain payments upon the achievement of milestones and will receive royalties on sales of products developed. Under these agreements, we will also be reimbursed for research and development costs. Emisphere also has the right to manufacture and supply EMISPHERE delivery agents developed under these agreements to its corporate partners.

      All of the Company's collaborative agreements are retractable by its corporate partners without significant financial penalty to them.

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

      In connection with the Lilly agreements, the Company recognized contract research revenues of $2.9 million, $3.8 million, $3.4 million, $1.2 million (including a $0.6 million milestone payment), and $2.2 million (including a $2.0 million milestone payment), for the years ended December 31, 2002, 2001, and 2000, the five months period ended December 31, 2000, and the year ended July 31, 2000, respectively.

      Novartis Pharma AG. In connection with the 1997 research collaboration between the Company and Novartis, Novartis, in February 2000, agreed to execute its option to acquire an exclusive license to develop and commercialize oral salmon calcitonin and to obtain an option from the Company to investigate the oral delivery of a second Novartis compound. Although Novartis' rights to certain financial terms concerning a second compound have expired, Emisphere and Novartis remain in discussions to develop additional compounds using Emisphere's technology, and a number of viable second compound candidates are under consideration.

      In connection with the Novartis agreement, the Company has recognized $3.5 million, $1.0 million, and $3.5 million (including a $2.0 million milestone payment and $0.5 million payment for an option to license a second compound), for the year ended December 31, 2000, the five months ended December 31, 2000, and the year ended July 31, 2000, respectively.

      Regeneron Pharmaceuticals, Inc. In 2000, Emisphere entered into a research collaboration with Regeneron to investigate the applicability of the Company's technology for the oral delivery of a ciliary neutrophic factor (CNTF), being developed for injection as AXOKINE, by Regeneron, for the treatment of obesity.

      In connection with the Regeneron agreement, the Company recognized contract research revenue of $0.03 million and $0.2 million for the years ended December 31, 2002 and 2001, respectively. Regeneron will continue to pay for all studies related to the pre-clinical product candidate development.

      Cubist Pharmaceuticals, Inc. In November 2000, Emisphere entered into a research and development collaboration agreement with Cubist for the oral delivery of daptomycin (being developed for injection as CIDECIN) and other lipopeptides. In connection with the Cubist agreement, the Company recognized contract research revenue of $0.3 million, $0.4 million, $0.1 million, and $0.1 million, for the years ended December 31, 2002, 2001 and 2000, and the five months ended December 31, 2000, respectively.

      Although the Company is not currently providing services to Cubist Pharmaceuticals, Inc., on November 7, 2002, the Company amended and restated our Research and Development agreement with Cubist in order to create a time and materials framework in which to potentially apply our oral drug delivery technology to certain compounds being developed by Cubist, should Cubist request us to do so, however, the parties are no longer collaborating on the development of oral formulations of daptomycin analogues.

      Feasibility Studies. The Company has also entered into proof-of-concept studies with additional pharmaceutical and biotechnology companies for various injectable compounds. Some of these feasibility studies are ongoing. Emisphere will continue to pursue additional feasibility studies to determine the potential for further collaborative development programs.

      Patents, and Other Forms of Intellectual Property

      Emisphere's patent strategy is designed to maximize its potential patent portfolio, proprietary rights and any future licensing opportunities we might pursue. The Company seeks patent protection on various aspects of its proprietary chemical and pharmaceutical delivery technologies. This involves seeking patent protection for not only the delivery agent compounds themselves, but also for the combination of our compounds with a pharmaceutical or chemical agent and for generic structures that encompass EMISPHERE delivery agents. The Company plans to patent the processes utilized in manufacturing EMISPHERE delivery agents, the methods of use of EMISPHERE delivery agents, as well as improvements on the core technology which are important to the success of our business. The Company concentrates its efforts in the key geographic markets of the United States, Canada, Mexico, Europe, Japan and Australia, and file in additional countries on a case-by-case basis. With regard to its SNAC/heparin formulation, the Company has patents issued which claim the SNAC compound itself, its compositions with heparin, and generic structures encompassing SNAC. In 2001 we were granted two patents related to oral PTH, our program with Lilly. The patents cover compositions of an EMISPHERE delivery agent with PTH, dosage unit forms, methods of administration and preparation, as well as the delivery agent itself.

      Emisphere has patents, or patent applications pending, for delivery agents that we currently use in conjunction with heparin, calcitonin, human growth hormone, cromolyn sodium, and insulin. As of December 31, 2002, Emisphere has 72 issued patents in the United States which will expire beginning in 2007, and have other patents issued or applications pending in various countries around the world. Of Emisphere's 72 U.S. issued patents, 14 were issued by the U.S. Patent and Trademark Office during fiscal 2002.(1) As of December 31, 2002, Emisphere had 48 patent applications relating to its drug delivery technology pending in the United States. Internationally, approximately 200 patents have been granted or applications are pending in about 30 countries, including Canada, Mexico, Japan and Australia, and in the European Patent Office.

      In 2001, the Company registered the trademark, EMISPHERE, with the U.S. Patent and Trademark Office for use with its drug delivery agents or "delivery agents", and the Emisphere logo for both goods and services rendered by Emisphere. Additionally, in 2002, the Company selected a brand name for our technology, "eligen(TM)", for which Emisphere is applying for registration from the U.S. Patent and Trademark Office.

(1) This number includes two patents issued to Emisphere (6,346,242 and 6,348,207) that contained spelling errors in the assignee name, "Emisphere".

Manufacturing

      The primary raw materials used in making the delivery agents for Emisphere's heparin product candidates, and the delivery agents under consideration for the Company's other product candidates, are readily available from multiple sources and in large quantities. Emisphere currently has arrangements with third parties to produce these delivery agents in accordance with the

FDA's good manufacturing practices, (GMP), regulations in batch sizes of approximately 200 kilograms. Generally, commercial manufacturers can produce batch sizes of up to 2,000 kilograms.

      The Company has identified numerous other commercial manufacturers meeting the FDA's GMP regulations that have the capability of producing EMISPHERE delivery agents. Emisphere will continue to manufacture delivery agents on a small scale for research purposes and contract with third-party producers of clinical testing materials. A third-party manufacturer whose facilities comply with the FDA's GMP regulations is currently producing the Company's delivery agent. The oral heparin formulation for its Phase I/II clinical trials was produced by Emisphere under GMP conditions.

Competition

      Emisphere's success depends, in part, upon maintaining a competitive position in the development of product candidates and technologies in an evolving field in which developments are expected to continue at a rapid pace. Emisphere competes with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs that may be orally active. Emisphere's product candidates also compete against alternative therapies for each of the medical conditions our product candidate's address, independent of the means of delivery. Many of Emisphere's competitors have substantially greater research and development capabilities, experience and marketing, financial and managerial resources than Emisphere does , and could represent significant competition.

      Emisphere's competitors may succeed in developing competing technologies and obtaining governmental approval for products before the Company alone, or with its partners do. Emisphere cannot assure you that developments by other drug delivery innovators will not render our product candidates, or the therapeutic compounds used in combination with its product candidates, noncompetitive or obsolete.

      Oral Heparin Competition

      Emisphere is aware that AstraZeneca PLC is in Phase III clinical trials of a pro-drug form of melagatran, a direct thrombin inhibitor, which, if successfully developed, would compete with Emisphere's oral heparin product candidates. Emisphere is also aware of the recently approved injectable pentassacharide product, ARIXTRA(TM), owned by Sanofi-Synthelabo, which is indicated for the prevention of DVT in patients undergoing surgery for hip fracture, hip replacement or knee replacement. ARIXTRA is an injectable product and is not approved for a 30-day dosing regimen.

      Emisphere is aware of other technologies, around the world, that use micro-encapsulation and other forms of technology to orally deliver heparin, however are not aware of any that demonstrate the preservation of both the biological effects of the drug and the integrity of the intestinal membrane as is the case with Emisphere's technology.

      Oral Insulin Competition

      Emisphere is aware of other companies and academic institutions that are developing oral insulin analogues. These analogues differ from Emisphere's, in that insulin is chemically modified, creating a new chemical entity (NCE). In May 2002, Nobex entered into a partnership agreement with Glaxo SmithKline for the development and potential marketing of this product candidate.

      Emisphere is not aware of any technology, other than Emisphere's, that demonstrate the preservation of both the biological effects of the drug and the integrity of the intestinal membrane as is the case with Emisphere's technology.

      Oral Osteoporosis Candidate Competition

      Emisphere is aware that a nasal dosage form of salmon calcitonin already exists. Salmon calcitonin also competes with other osteoporosis therapies, including estrogen replacement therapy, bisphosphonates, selective estrogen receptor modulators and several new biologics that are under development.

      Emisphere is aware of other technologies, around the world to orally deliver salmon calcitonin and parathyroid hormone, however we are not aware of any that demonstrate the preservation of both the biological effects of the drug and the integrity of the intestinal membrane as is the case with Emisphere's technology. For instance, we are aware that Unigene Laboratories, Inc. with GlaxoSmithKline is developing an oral form of PTH. Unigene is also developing an oral salmon calcitonin. Both candidates are in early stage clinical testing.

      Emisphere believes that orally delivered products will be preferred by doctors and patients over the injectable forms. Furthermore, the Company believes that it will be the leader in oral drug delivery, because in most cases, it is striving for delivering already approved therapeutics with our EMISPHERE delivery agents, preserving the biological effects of the drug and the integrity of the intestinal membrane.

      Nevertheless, Emisphere's oral formulations are expected to continue to compete against well established injectable versions of the same drugs. For example, solid oral heparin will continue to compete with other forms of generic heparin and low molecular weight heparin, along with the new recently approved pentasaccharide. Low molecular weight heparin is offered in the U.S. principally by Aventis SA, under the trade name LOVENOX(R), and Pharmacia Corporation, under the trade name FRAGMIN(R). Internationally, there are more than ten approved forms of low molecular weight heparin. Outside of the hospital, warfarin is currently prescribed as an anti-coagulant/antithrombotic. Warfarin is a generic drug marketed under the trade name, COUMADIN(R), by Bristol-Myers Squibb Pharma Company.

Government Regulation

      Emisphere's operations and product candidates under development are subject to extensive regulation by the FDA and other governmental authorities in the United States and other governmental authorities in other countries.

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

      In order to conduct the clinical investigations necessary to obtain eventual regulatory approval in the US, an applicant must file an IND with the FDA to permit the shipment and use of the drug for investigational purposes. The IND sets forth, in part, the results of preclinical (laboratory and animal) toxicology and efficacy testing and the applicant's plans for clinical (human) testing. If the FDA does not deny the exemption to ship or use the investigative drug or place a "hold" on clinical testing within 30 days of the submission of the IND, it becomes effective and clinical testing may begin after Institutional Review Board approval of research involving human subjects.

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

      Emisphere is also subject to various federal, state and local laws, regulations and recommendations relating to such matters as laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with its research and development work. Although we believe we are in compliance with these laws and regulations in all material respects, there can be no assurance that we will not be required to incur significant costs to comply with environmental and other laws or regulations in the future.

Employees

      As of March 1, 2003, Emisphere had 124 employees, 101 engaged in scientific research and technical functions and 23 performing administrative and clerical functions. Of the 124 employees, 37 hold Ph.D. or M.D. degrees. The Company believes that our relationship with our employees is good.

Available Information

      The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Emisphere, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www/sec/gov.

Emisphere also intends to make available free of charge on or through our Internet website (http://www.emisphere.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into the Annual Report or this Form 10-K.

ITEM 2. PROPERTIES

      Emisphere currently leases approximately 114,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, New York for use as executive offices and laboratories. The current lease expires in September 2007 with two five year extensions at then-current rates at its option. In addition, the Company owns a facility with 100,000 square feet of research and development capacity located on 29 acres of land in Connecticut. In the third quarter 2002, the Company announced the decision to cease operations and sell the facility. The Company officially ceased all operations at the facility as of December 2002.

ITEM 3. LEGAL PROCEEDINGS

      We are not party to any litigation that is expected to have a material effect on our operations or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Emisphere's Common Stock is traded on the Nasdaq National Market under the symbol EMIS.

      The following table sets forth the range of high and low bid prices for our Common Stock for the periods indicated, as reported by Nasdaq.

      Year Ended December 31,                                  High        Low
      -----------------------                                  ----        ---
      2001...................................................
      First quarter.......................................... $30.500    $13.875
      Second quarter.........................................  29.070     13.125
      Third quarter..........................................  29.840     16.810
      Fourth quarter.........................................  33.050     19.990

      2002...................................................
      First quarter.......................................... $31.890    $15.370
      Second quarter.........................................  18.000      3.850
      Third quarter..........................................   4.400      2.900
      Fourth quarter.........................................   4.320      2.840

      2003...................................................
      First quarter (through March 14, 2003)................. $  5.97    $  2.47

      As of March 14, 2003 there were approximately 278 stockholders of record, including record owners holding shares on behalf of an indeterminate number of beneficial owners, and 18,025,577 shares of Common Stock outstanding. The closing price of our Common Stock on March 14, 2003 was $2.55.

      The Company has never paid cash dividends and does not intend to pay cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of its business.

Other information required by this item is incorporated by reference in the Proxy Statement to be distributed in connection with our annual meeting of stockholders.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data for the years ended December 31, 2002, 2001, and 2000, the five months ended December 31,2000, and the years ended July 31, 2000, 1999, and 1998 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by Emisphere's independent accountants. The selected financial data for the year ended December 31, 2000 are unaudited.

                                                                                Five Months
                                                        Year Ended                 Ended                Year Ended
                                                        December 31,            December 31,             July 31,
                                          ------------------------------------  ------------  --------------------------------
                                             2002           2001      2000(1)      2000        2000        1999        1998
                                             ----           ----      ------       ----        ----        ----        ----
                                                                    (in thousands, except per share data)
Statement of Operations Data:

Revenue ................................   $  3,378       $  4,728    $  7,211    $  2,414    $  5,889    $ 10,180    $ 15,868
                                           --------       --------    --------    --------    --------    --------    --------
Costs and expenses:
Research and development ...............     49,719         53,301      24,820      10,386      27,448      21,217      14,236
General and administrative .............     11,242          9,692       6,699       3,039       5,878       6,051       5,344
Restructuring ..........................      1,417(2)
Loss on impairment of intangible and
 fixed assets ..........................      4,507(3)
Depreciation and Amortization ..........      6,185          4,014       2,605       1,167       2,434       1,633         954
Acquisition of in-process research and
 development ...........................                                                                     9,686
Loss in Ebbisham Ltd. ..................         --             --          --          --          --       3,092       4,044
                                           --------       --------    --------    --------    --------    --------    --------
Total costs and expenses ...............     73,070         67,007      34,124      14,592      35,760      41,679      24,578

Operating loss .........................    (69,692)       (62,279)    (26,913)    (12,178)    (29,871)    (31,499)     (8,710)
Other (expense) and income .............     (1,650)         5,745       8,253       4,592       2,974         817       1,644
                                           --------       --------    --------    --------    --------    --------    --------
Net loss ...............................   $(71,342)      $(56,534)   $(18,660)   $ (7,586)   $(26,897)   $(30,682)   $ (7,066)
                                           --------       --------    --------    --------    --------    --------    --------

Net loss per share--Basic and diluted ..   $  (3.98)      $  (3.18)   $  (1.10)   $  (0.43)   $  (1.79)   $  (2.63)   $  (0.66)
                                           ========       ========    ========    ========    ========    ========    ========

                                                   December 31,                            July 31,
                                        ---------------------------------    ----------------------------------
                                           2002        2001        2000        2000          1999        1998
                                           ----        ----        ----        ----          ----        ----
                                                                    (in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments  $  73,701   $ 139,278   $ 196,809    $ 207,793     $ 17,805    $ 34,828
Total assets .........................    107,966     182,083     224,963      229,557       38,476      53,690
Long-term liabilities ................     35,102      30,852      26,986       25,558       22,308      10,598
Accumulated deficit ..................   (250,164)   (178,822)   (122,288)    (114,702)     (87,805)    (57,123)
Stockholders' equity .................     67,540     137,642     193,140      199,551       11,287      31,281

----------
(1)   unaudited
(2) In the second quarter, the Company announced a plan to restructure its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a scale back of any associated infrastructure. In the third quarter, the Company announced its plans to further restructure operations by closing the Farmington research facility and consolidating operations in Tarrytown. Total restructuring charges were $1.33 million and $0.16 million in the second and third quarters, respectively, of which $0.07 million of accrued restructuring charges was reversed at December 31, 2002.
(3) In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in connection with the restructurings, the Company performed an evaluation of certain intangible and fixed assets to determine if their carrying amount exceeded their fair value. The Company recorded an impairment charge in the second and fourth quarters of $4.4 million and $0.1 million respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Emisphere Technologies, Inc., is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. Emisphere has had no product sales to date. The timing of future product sales depends on many factors, including the Company's relationship with partners, the progress of its products in development through clinical trials, regulatory approval, commercialization and market acceptance. These and other factors that may impact future results are described under "Risk Factors" below.

Results of Operations

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Contract research revenues were $3.4 million in 2002, representing a decrease of $1.3 million or 29% compared to the year ended December 31, 2001. Revenues for 2002 related to research and development expense reimbursement primarily under its collaborative agreements with Eli Lilly and Company, Cubist Pharmaceuticals, Inc., and Regeneron Pharmaceuticals Inc. Cost of contract research revenues approximate such revenues and are included in research and development expenses. The decrease was primarily attributable to the winding down by Emisphere of certain Phase I clinical studies in collaboration with Eli Lilly and Company for $0.9 million in addition to a $0.4 million decrease due to the near completion of the Company's screening phase research, primarily related to its efforts on behalf of Cubist Pharmaceuticals, Inc., Regeneron Pharmaceuticals Inc., and other agreements.

      Total operating expenses were $73.1 million for 2002, an increase of $6.1 million, or 9%, compared to the year ended December 31, 2001. The total operating expenses for 2002, excluding the restructuring costs and loss on asset impairment of $5.9 million was $67.2 million, an increase of $0.2 million, or 0.2% over the year ended December 31, 2001 The details of this increase are outlined below.

      Research and development costs were $49.7 million for the year ended December 31, 2002, a decrease of $3.6 million or 7%, as compared to the same period in 2001. This decrease consisted of a $6.8 million decrease in clinical trial expenses partially offset by $3.2 million increase in research costs. The decrease in clinical trial expenses were primarily due to a $9.2 million decrease in PROTECT and PROTECT related clinical trial expenses resulting from the completion of the trial partially offset by increased Phase I proof of concept clinical expenses primarily for solid oral heparin, oral insulin and rhGH trial expense of $2.4 million. The $3.2 million increase in research cost consisted of $1.2 million higher compensation expense due to increased headcount that was partially related to the first full year of the operations at FarmTech, one time production plant design expenses for the oral liquid heparin/delivery agent of $1.0 million in 2002, increased lease and utility costs of $0.5 million and $1.1 million in consulting expenses offset by a decrease in overall research and development expenses resulting from the restructuring announced in May of 2002.

      Overall the oral liquid heparin project expense for 2002, excluding restructuring and impairment costs, was $15.3 million, consisting of $11.2 million in clinical trial expenses, $0.4 million in consulting, $1.3 million in clinical supplies, $1.0 million production facility design work and $1.4 million in all other expenses. With the discontinuance of the liquid oral heparin program and any related initiatives these program costs will not recur in 2003. General and administrative expenses were $11.2 million for the year ended December 31, 2002, an increase of $1.5 million, or 16%, as compared to the same period in 2001. This increase was primarily the result of $0.5 million in bonus payouts, $0.8 million in increased compensation expense, $0.2 million in relocation expenses, $0.1 million in recruiting expense primarily associated with the addition of a chief operating officer and overall salary increases, $0.1 million in overall occupancy and utility fees partially offset by a $0.2 million reduction in legal and professional fees.

      Restructuring

      On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure. Additionally, in the third quarter of 2002, the Company evaluated several alternatives to consolidate its two research facilities in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending, and raise cash. The decision was made to dispose of the Farmington research facility. As a result of the restructuring plan, the Company announced a reduction in force, which was implemented during May and June 2002 at the Tarrytown facility and November and December 2002 for the Farmington facility. The Company terminated 91 full-time and 26 temporary employees, including 14 administrative personnel and 103 scientists and research assistants. Five employees will remain until final disposition of the Farmington research facility. The Company paid approximately $.18 million in stay bonuses to the severed employees at Farmington. The restructuring plan resulted in the reduction of the Company's full-time work force by approximately 50%.

      The following table presents the original restructuring accruals for Tarrytown and Farmington, the adjustments to these accruals, and the amounts paid through December 31, 2002 (in millions):

                                        Estimated                                                      Restructuring
                                      Restructuring             Actual                                 Reserve as of
                                         Expenses           Disbursements           Adjustments      December 31, 2002
Severance and accrued vacation            $1.0                 $(0.96)               $ 0.01                $0.05
Outplacement Services                      0.07                 (0.05)                (0.02)                  --
Employee Benefits                          0.09                 (0.06)                (0.03)                  --
Contract exit Costs                        0.27                 (0.20)                   --                 0.07
Other                                      0.06                 (0.03)                (0.03)                  --
Total                                     $1.49                $(1.30)               $(0.07)               $0.12

      In addition, the Company forgave loans to certain terminated employees and recognized compensation expense of $0.02 million. The $0.12 million remaining reserve is expected to be paid in the second quarter of 2003. The reserve is included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2002.

      Loss on impairment of intangible and fixed assets

      In connection with the results of the oral liquid heparin clinical trials, management performed an evaluation of the recoverability of certain intangible and fixed assets related to the oral liquid heparin program and related initiatives. Management concluded that a total impairment of the portion of the Purchased Technology intangible asset, representing patents related to the liquid form of oral heparin was required because the Company does not anticipate realization of the carrying value of this asset. The Company recorded a $3.9 million impairment charge.

      At December 31, 2002, management performed an evaluation of the recoverability of the remaining Purchased Technology related to the solid forms of oral heparin. Since the studies related to this formulation are proceeding as planned, management estimates that future undiscounted cash flows from programs related to the solid form of oral heparin are still valid and therefore, an impairment of the remaining Purchased Technology has not been triggered as of December 31, 2002. The book value of the remaining Purchased Technology is approximately $2.8 million. A negative outcome in the development of solid oral heparin may trigger a write-down of related patents of $2.8 million in the future.

      In addition, an impairment of a reactor and associated accessories, which was to be used only for manufacture of oral liquid heparin, and a gene chip array system and related accessories had occurred. During the year, the Company recorded a $0.6 million impairment charge, representing the reduction of the carrying value of the reactor and gene chip array system and associated accessories to their fair value, based on the sale of the machinery to third parties.

      In connection with the decision to dispose of the Farmington, Connecticut research facility, management performed an evaluation of the recoverability of land, building and equipment at the Farmington research facility. The evaluation was based on the weighted-average probability of estimated undiscounted future cash flows from five expressions of interest from third parties. Based on this evaluation, an impairment loss of the carrying value of the land, building and equipment has not been triggered as of December 31, 2002. The carrying value of land, building, and equipment as of December 31, 2002 was approximately $4.5 million. Emisphere continues to be in discussions with potential buyers of its Connecticut facility with proposals ranging from continuing operations as a research facility to selling the facility and the 29 acres of land surrounding the facility. In the event that the Company is not successful in selling the Farmington facility, the Company will need to write down the carrying value of the land, building and equipment further.

      Depreciation and amortization costs were $6.2 million for the year ended December 31, 2002, an increase of $2.2 million, or 54%, as compared to the same period in 2001. This increase is mainly the result of depreciation expense related to the

Farmington research facility, which was acquired in April 2001, along with amortization expense for leasehold improvements related to additional laboratory and office space placed into service at the Tarrytown facility in 2002.

      As a result, the operating loss was $69.7 million including the restructuring and impairment charges in the year ended December 31, 2002, an increase of $7.4 million as compared to a $62.3 million operating loss for the year ended December 31, 2001. Excluding the restructuring and asset impairment charges the operating loss was $63.8 million in the year ended December 31, 2002 or an increase of $1.5 million compared to the same period last year.

      Other income and expense changed to approximately $1.7 million of expense for the year ended December 31, 2002 as compared to $5.7 million of income in the same period of 2001. The change is primarily the result of a decrease in investment income of $6.6 million, plus an increase in interest expense of $0.6 million related to the note due to Elan Corporation, Plc. The decrease in investment income resulted from lower cash and investment balances and lower interest rates. The Company also recorded a $0.2 million other than temporary impairment charge to write-down to fair value its $0.3 million investment in the preferred stock of a biotech company with products that could potentially use Emisphere's oral delivery technology. The Company considered the following factors to be primary indicators of impairment: i.) the biotech company's need to raise sufficient capital to ensure funding of its research and development projects, ii.) the inability to meet payment obligations as they become due and iii.) the possibility that the company may not be able to continue as a going concern unless additional financing is obtained. Fair value was estimated based on the price of the biotech company's publicly-traded common stock.

      Based on the above, Emisphere sustained a net loss of $71.3 million including restructuring and impairment charges in the year ended December 31, 2002 as compared to a net loss of $56.5 million in the same period of 2001, an increase of $14.8 million or 26%. Excluding the restructuring and impairment charges our net loss was $65.2 million in the year ended December 31, 2002 or an increase of $8.7 million or 15% compared to the same period last year.

      The Company's costs in the first half of 2002 were relatively high due to payments related to the Phase III PROTECT Trial and related studies. Since the conclusion of these trials and subsequent restructuring, overall operating costs have decreased dramatically.

      Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Contract research revenues were $4.7 million in 2001, representing a decrease of $2.5 million or 34% compared to the year ended December 31, 2000. The decrease was primarily attributable to the absence of revenues from the Novartis Pharma AG development program, including a non-recurring milestone payment in 2000 and the near completion of the Company's related research efforts. Revenues for 2001 related to research and development expense reimbursement primarily under our collaborative agreements with Eli Lilly and Company, Cubist Pharmaceuticals, Inc., and Regeneron Pharmaceuticals Inc. Costs of contract research revenues approximate such revenues and are included in research and development expenses.

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

Liquidity and Capital Resources

      As of December 31, 2002, the Company had cash, cash equivalents and investments totaling $73.7 million, a decrease of $65.6 million, compared to December 31, 2001.

      Net cash used in operations was $64.1 million in 2002, as compared to $39.6 million in the year ended December 31, 2001. The increase in cash used in operations primarily occurred in the first half of 2002 and was related to the Proof of Concept Phase I and II clinical trials as well as the completion of our oral heparin solution Phase III clinical development program and the related support spending. After completion of the Phase III clinical trial for oral liquid heparin and the restructuring of the Company announced in May 2002, the use of cash dropped significantly.

      Capital expenditures were approximately $3.4 million in 2002 compared to $18.7 million for the year ended December 31, 2001. The decrease in capital expenditures is primarily due to the termination of all capital projects as well as the new business model adopted after the restructuring, as outlined below.

      Net cash provided by financing activities was approximately $1.3 million in 2002, compared to $0.4 million during the year ended December 31, 2001 or an increase of $0.9 million. The proceeds from the exercise of stock options decreased from $4.0 million in 2001 to $1.3 million in 2002, due to lower prices of the Company's common stock and fewer employee exercises. In 2001, the Company used $3.6 million of cash to repurchase its common stock.

      Emisphere's business model is to conduct Proof of Concept Phase I and II clinical trials with the objective of attracting a partner to commercialize our product without our funding. This business model will significantly reduce its cash requirements in that the Company does not plan to self fund projects beyond Phase I and II clinical trials. In 2003 the Company expects no oral heparin solution clinical development expenses as the program was discontinued in May 2002. However, given its new business model of out-licensing and focusing on partnerships rather than on self development of projects, the Company expects to expand the Company's efforts to partner its products, including oral insulin, solid heparin, cromolyn sodium and other projects. As a result, even though the Company expects to continue to incur operating losses, these losses are estimated to be significantly less that those incurred in 2002.

      Likewise, Emisphere's cash requirements are expected to continue to decrease due to the change in the Company's business model. These reduced costs include, but are not limited to, decreases in personnel-related costs and operating costs at the Tarrytown and the Connecticut facilities, leasing of certain capital equipment, and potential sub leasing of office space in the Tarrytown facility. Capital expenditures are expected to be in the range of $1 to $1.5 million in 2003. Purchases may be financed by a lease arrangement.

      Emisphere expects its cash, cash equivalent and investment balances to decrease by $28 to $29 million in 2003 ending the year at approximately $45 million. This level of cash usage assumes that we will not enter into partnership agreements for either solid oral heparin or oral insulin. If the Company were to develop solid oral heparin and insulin without a partner, it would limit our development programs at a point prior to entering into a Phase III clinical trial. In 2004, in the absence of a partnership, the Company may be required to raise additional funds. Conversely, if the Company enters into a collaboration agreement to develop oral heparin or oral insulin, depending upon the terms of the partnership, Emisphere could receive expense reimbursement and/or cash infusions. Such fundings may delay the Company's need for equity financing to maintain operations beyond 2004.

      In addition to 44,000 shares of the Company's common stock which had been repurchased in prior years, in September 2001, the Company enacted a share repurchase program, which our Board of Directors authorized for up to $30 million. During 2001, the Company repurchased an additional 200,000 shares of our common stock for a total of $3.6 million. The current share repurchase program was terminated in October 2001. Such stock, which is deemed to be treasury stock, is recorded at cost. From time to time, in order to meet corporate needs, we may repurchase further shares of our common stock. The timing of stock repurchases is made at the discretion of management, with the approval of our Board of Directors.

      The following table summarizes our contractual obligations for long-term debt, clinical research organization expense and research consulting agreements:

                                                                                             Amount Due in
                                                                     ---------------------------------------------------------------
                                                                      Less than 1                                       More than 5
          Type of Obligation                       Total Obligation       year        1 to 3 years     3 to 5 years        years
          ------------------                       ----------------       ----        ------------     ------------        -----
Long-Term Debt (1)...............................    $55.0 million                                     $55.0 million
Clinical Research Organizations .................      2.3 million    $2.3 million
Research consultant agreements...................      0.1 million     0.1 million
                                                     -------------   -------------    -------------                     ------------
     Total.......................................    $57.4 million    $2.4 million                     $55.0 million
                                                     =============   =============    =============    =============    ============

----------
(1) $20 million Note Payable to Elan in connection with the purchase of Ebbisham Ltd. due in July 2006; accrued interest to accumulate to $35.0 million if held to maturity; payable in cash or Emisphere stock at Emisphere's option; balance due at December 31, 2002 was approximately $33.2 million.

Critical Accounting Policies

The preparation of Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of these estimates and assumptions are considered to be Critical Accounting Policies, due to their complexity, subjectivity, and uncertainty, along with their relevance to the financial performance of the Company. Actual results may differ substantially from these estimates. These policies and their key characteristics are outlined below.

      Investments. The Company invests excess cash in accordance with a policy objective seeking to preserve both liquidity and safety of principal. The Company considers all highly liquid, interest-bearing debt instruments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include demand deposits held in banks and interest bearing money market funds. Investments are carried at fair value and, are considered to be available for sale. Accordingly, unrealized holding gains and losses are reported in stockholders' equity. The Company generally invests its excess funds in obligations of the U.S. government and its agencies, bank deposits, mortgage-backed securities, and investment grade debt securities issued by corporations and financial institutions at ratings of A-1 or A (Standard and Poor's). Although the Company's investments carry high ratings when purchased, a lowering of the rating of the corporate debt securities in our portfolio could result in impairment to our investments.

      Purchased Technology. Purchased Technology represents the value assigned to patents underlying research and development projects of Ebbisham Ltd, related to oral heparin, that were commenced but not yet completed as of the date of the Company's acquisition of full ownership and which, if unsuccessful, have no alternative future use. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the fair value of Purchased Technology is reviewed for impairment on a quarterly basis or whenever events and circumstances indicate that the carrying value might not be recoverable. An impairment loss is recognized if the carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. At December 31, 2002, Purchased Technology is approximately $2.8 million, net of amortization. The Company amortizes purchased technology on a straight-line basis over a period of 15 years, the average life of the related patents. Estimated amortization expense for the Purchased Technology intangible asset is $239,256 for each of the next five fiscal years. If there is an impairment in the Purchased Technology intangible asset, this amount could be significantly different.

      Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets for impairment on a quarterly basis or whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying amount of the long-lived asset exceeds its fair value, which is based upon estimated undiscounted future cash flows.

      In the third quarter of 2002, the Company evaluated several alternatives to consolidate its two research locations in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending and raise cash. The decision was made to dispose of the Farmington research facility. In the fourth quarter, the Company evaluated the recoverability of the land, building and equipment at the Farmington research facility. The evaluation was based on the weighted- average probability of certain estimated undiscounted future cash flows from five expressions of interest from third parties. Based on estimates of expected proceeds, no impairment was recognized. The Company estimated the proceeds of the sale of the lab equipment to be 30% of net book value. If the Company based its estimates on the same weighted average probability of expected cash flows, but received no value for the equipment, the impairment charge would be in the range of $0.3 million. If the Company receives the lowest offer and a 30% return on the equipment, our impairment would be in the range of $1.9 million. If the Company received the next highest offer and a 30% return on the equipment, our impairment charge would be in the range of $0.3 million. The remaining offers, if taken individually would provide the Company with a gain on sale. In the event that the Company is not successful in selling the Farmington facility, the Company will need to write down the carrying value of the land, building and equipment further.

      Clinical Trial Accrual Methodology. Clinical trial expenses represent obligations resulting from the Company's contracts with various research organizations in connection with conducting clinical trials for the Company's product candidates. The Company accounts for those expenses on an accrual basis according to the progress of the trial as measured by patient enrolment and the timing of the various aspects of the trial. Accruals are recorded as follows:
(1) contract costs are broken down based on the nature and the timing of costs;
(2) the costs for period expenses, such as investigator meetings and initial start-up costs, are expensed as incurred based on management's estimates; such estimates are impacted by the change in the number of sites and recruitment of patients and when they start; (3) direct service costs are recognized on a straight-line basis over the life of the contract (on-going monitoring costs); and (4) principal investigator expenses that are directly associated with recruitment are recognized based on actual patient recruitment. All changes to the contract amounts due to change orders are analyzed and recognized in accordance with the above methodology. Change orders are triggered by changes in the scope, time to completion and the number of sites. The Company adjusts its estimates of expenses to reflect actual expenses.

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

Research Project Spending

      Emisphere has devoted substantially all of our efforts and resources to research and development conducted on its own behalf (self-funded) and through collaborations with corporate partners (partnered). Due to the uncertainties and "Risk Factors" as described below, including the progress of its products in development through clinical trials, regulatory approval, commercialization and market acceptance, it is not possible to reliably predict future spending or time to completion by project or project category.

      The following table summarizes research and development spending by project category (in thousands):

                                                                        Five Months     Year     Cumulative
                                                Year Ended                 Ended        Ended     Spending
                                               December 31,             December 31,   July 31   To date (1)
                                  ------------------------------------  ------------  ---------  -----------
                                     2002           2001       2000         2000        2000        2000
                                     ----           ----       ----         ----        ----        ----
Feasibility Projects
     Self-funded ..............   $   8,830      $   6,066   $     631    $     630   $      12   $  16,012
     Partnered ................         429            831         396          136         596       2,027
Development Projects
     Oral heparin (self-funded)      19,851         29,277      11,601        3,917      16,343      87,466
     Partnered ................       2,286          2,535       1,995        1,245       1,350      10,539
     All Other (self-funded) ..                                     88                       92         141
Other .........................      18,521         14,592      10,109        4,458       9,055      73,635
                                  ---------      ---------   ---------    ---------   ---------   ---------
          Total all Projects ..   $  49,916(2)   $  53,301   $  24,820    $  10,386   $  27,448   $ 189,820
                                  =========      =========   =========    =========   =========   =========

----------
(1)   Cumulative spending from August 1, 1995 through December 31, 2002

(2) During the year ending December 31, 2002, $0.197 million of research and development expense, related to certain projects, was reclassified to restructuring for severance charges in the Consolidated Statement of Operations.

Transactions with Related Parties

     During 2002, the Company paid $0.3 million to a former member of the Board of Directors, subsequent to the cancellation of his vested stock options, and recognized compensation expense for that amount.

     Future Impact of Recently Issued Accounting Standards. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of an entity's commitment to an exit plan and establishes that fair value as the objective for initial measurement of the liability.

The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to this Statement's initial application. The Company adopted FAS 146 on January 1, 2003

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123" (FAS 148). FAS 148 provides several transition provisions that may be used upon adoption of the accounting provisions of FAS 123. FAS 148 also mandates certain new disclosures, whether or not FAS 123 is adopted, that are incremental to those required by FAS 123. Those disclosures must be made in both interim and annual financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.

On November 21, 2002, the EITF finalized Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables", ("EITF 00-21") which addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF 00-21 is effective for revenue arrangements entered into for interim and annual periods beginning after June 15, 2003.

      On November 25, 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

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

Risks Related to Emisphere Technologies

      Emisphere is highly dependent on the clinical success of our oral heparin and oral insulin products.

      One of Emisphere's leading product candidates it's developing and hope to partner is a solid oral heparin. Heparin is currently not available in oral form. This is the second form of oral heparin that the Company is attempting to develop after its first attempt at developing an oral heparin in liquid form did not meet its targeted endpoint of superiority to LOVENOX. The Company commenced Phase III clinical trials ("PROTECT") for this solution form of product in 1999 and began dosing patients in January 2000. This trial was completed in early 2002 and did not meet its endpoint of superiority. As a result, all further development of oral heparin solution was terminated. The Company's next leading product, a solid oral heparin which is in Phase I testing, is also inherently risky, and the outcome of its development is subject to uncertainty, as was the liquid form. While Emisphere's objective is to show the superiority/equivalence/non-inferiority of solid oral heparin to an existing therapy, the Company cannot assure that future data will in fact demonstrate superiority/equivalence/non-inferiority in the Phase I or later stage clinical studies nor can the Company be assured that it can engage in a partnership to enter into Phase II and III studies for the development of this product candidate. Should this candidate be successful, there are still risks in commercialization.

      Another leading product candidate Emisphere is developing and hopes to partner is an oral form of insulin. Insulin is currently only available as an injection for type I and type II patients. We are aware that other companies are currently developing alternative forms of delivery for insulin in spray (buccal) or aerosol (pulmonary) forms and that this is a highly competitive area with a large market risk. The Company has evaluated the performance of this product candidate in early patient testing in both Type I and Type II patients. While the Company believes that an oral insulin has the potential to be an improved therapy for diabetics, and it has demonstrated favorable data in early patient studies, it cannot assure that this, or future data will in fact demonstrate that this product will be better than existing therapy in forthcoming studies nor can it be assured that it can engage in a partnership to enter into a development program for this product candidate. Should this candidate be successful, there are still risks in commercialization.

      In addition, the manufacture, marketing and distribution of pharmaceuticals is a formidable undertaking. The Company does not have the marketing expertise to bring oral forms of heparin or insulin to market on its own and our competitors may have more resources and/or experience in bringing their product candidates to market.

      Oral Heparin Potential Partnership Status

      In July 1999, we reacquired all product, marketing and technology rights for Emisphere's heparin products from Elan Corporation, plc, which had been our joint venture partner since 1996. Until the Company enters into a new partnership agreement, The Company remains responsible for the clinical trials, development, manufacturing, marketing and distribution of our oral forms of heparin. In accordance with the Elan agreement, Emisphere will be required to pay Elan royalties on Emisphere sales which are capped on an annual basis. See
Note 7 to our consolidated financial statements.

      The Company continues to seek a partner for this product candidate to conduct later stage development and potential commercialization efforts.

      Oral Insulin Potential Partnership Status

      In 2002, an oral insulin partnership had been disclosed as a near-term milestone as a result of late stage negotiations with a partnered entity. On March 4, 2003, Emisphere received a letter stating that The Entity would no longer pursue the partnership. Emisphere disclosed that the Entity's decision to no longer pursue a partnership for the oral insulin program, and Emisphere's decision to continue to develop this program would not affect the fiscal 2003 budget. Until Emisphere enters into a partnership agreement, it remains responsible for the clinical trials, development, manufacturing, marketing and distribution of its oral forms of insulin.

      The Company continues to seek a partner for this product candidate to conduct later stage development and potential commercialization efforts.

      The Company's product candidates are in various stages of development, and Emisphere cannot be certain that any will be suitable for commercial purposes.

      To be profitable, the Company must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products under development, or find a partner to assist us financially and logistically with these steps. The time necessary to achieve these goals for any individual product is long and uncertain. Before the Company or a potential partner can sell any of our products under development, the Company must demonstrate through preclinical (animal) studies and clinical (human) trials that each product is safe and effective for human use for each targeted indication. The Company cannot be certain that Emisphere or its current or future partners will be able to begin, or continue, our planned clinical trials for our product candidates, or if it is able, that its product candidates will prove to be safe and will produce their intended effects.

      A number of companies in the drug delivery, biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. Emisphere cannot assure you that favorable results in any preclinical study or early clinical trial will mean that favorable results will ultimately be obtained in future clinical trials. Nor can Emisphere assure you that results of our limited animal and human studies are indicative of results that would be achieved in future animal studies or human clinical studies, all or some of which will be required in order to have its proposed products obtain regulatory approval. Similarly, Emisphere cannot assure you that any of its product candidates will be approved by the FDA.

      Emisphere's future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

      Emisphere's preclinical studies and clinical trials, as well as the manufacturing and marketing of its technologies, are subject to extensive, costly and rigorous regulation by various governmental authorities in the United States and other countries. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product candidates. Emisphere cannot assure you that any technologies or delivery agents developed by the Company, either independently or in collaboration with others, will meet the applicable regulatory criteria in order to receive the required approvals for manufacturing and marketing. Delays in obtaining United States or foreign approvals for its self-funded projects could result in substantial additional costs to the Company, and, therefore, could adversely affect our ability to compete with other companies. Additionally, delays in obtaining regulatory approvals encountered by others with whom we collaborate, or other licensees of ours, could also adversely affect our business and prospects.

      If regulatory approval of a product is granted, the approval may place limitations on the intended uses of the product The Company wishes to commercialize, and may restrict the way in which the Company is permitted to market the product, either of which may affect cost greatly.

      The Company is dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

      A key part of the Company's strategy is to form collaborations with pharmaceutical companies that will assist us in developing, testing, obtaining government approval for and commercializing oral forms of therapeutic compounds using our drug delivery technologies. The Company does not currently possess the ability or resources necessary to reach these goals alone, and it does not currently intend independently to market products incorporating our technologies in the foreseeable future. Other than our strategic alliances with Novartis, Lilly, and Regeneron we have no commitments or development agreements currently in effect.

      Accordingly, the Company cannot assure you that:

      o it will be able to enter into collaborative arrangements to develop products utilizing its drug delivery technologies;

      o Any existing or future collaborative arrangements will be successful; or

      o     milestones in these agreements will be met.

      If the Company is unable to obtain development assistance and funds from other pharmaceutical companies to fund a portion of its product development costs and to commercialize products, the Company may have to delay, scale back or curtail one or more of its projects.

      The Company has incurred substantial losses since inception and may require additional capital.

      Since the Company's inception in 1986, it has generated significant losses from operations and it anticipates that it will continue to generate significant losses from operations for the foreseeable future. On December 31, 2002, our accumulated deficit was approximately $250 million. Operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments.

      The Company expects to continue clinical development expenses for self-funded projects including solid oral heparin and oral insulin clinical development expenses in 2003 as it conducts Phase I/II clinical trials. The Company expects no significant oral heparin solution clinical development expenses as the program was discontinued in May 2002. However, given its new business model of out licensing and focusing on partnerships not self development of projects, the Company expects to expand its efforts to partner its products, including oral insulin, solid heparin, cromolyn sodium and other projects. As a result, even though the Company expects to continue to incur operating losses for the foreseeable future, however these losses are estimated to be significantly less that those incurred in 2002. Emisphere's business model is to conduct Proof of Concept Phase I and II clinical trials with the objective to attract a partner to commercialize our product without our funding. This business model will significantly reduce its cash requirements in that it does not plan on self funding projects.

      The Company anticipates that its existing capital resources will enable us to continue operations through the end of 2004 without raising additional capital. However, this expectation is based on the current operating plan, that could change as a result of many factors, and the Company may need additional funding sooner than anticipated. To the extent operating and capital resources are insufficient to meet future requirements, it will have to raise additional funds to continue the development and commercialization of its products or reduce spending by cutting spending on non critical projects. The ability to raise funds in the future may not be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to its existing stockholders.

      Actual savings and improvements in operations from current restructurings may be lower than expected.

      The ultimate sale of the Connecticut facility may not occur for the foreseeable future and the costs of closing the facility may still require cash outlays for utilities, insurance, maintenance, lawn care and real estate taxes. Even if the facility sells, it may sell for less than the Company estimated, resulting in an impairment charge.

      If the Company cannot adequately protect its patent and proprietary rights, the Company business will suffer.

      Although the Company has patents for some of its product candidates and have applied for additional patents, there can be no assurance that patents applied for will be granted, that patents granted to or acquired by us now or in the future will be valid and enforceable and provide us with meaningful protection from competition or that we will possess the financial resources necessary to enforce any of its patents. There can also be no assurance that any products that Emisphere (or a licensee) develop will not infringe upon any patent or other intellectual property right of a third party.

      Emisphere also relies upon trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. The Company maintains a policy of requiring employees, scientific advisors, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with Emisphere. The Company cannot assure you, however, that these agreements will provide meaningful protection for its trade secrets in the event of unauthorized use or disclosure of such information.

      Emisphere's success also depends, in part, on its ability to obtain patent protection for its products, processes and technologies, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties, in various jurisdictions. Emisphere cannot assure you that any patent applications relating to its potential products or processes will result in patents being issued, or that resulting patents, if any, are valid, enforceable or will provide protection against competitors who challenge its patents, obtain patents that may have an adverse effect on its ability to conduct business, or are able to circumvent its patent position. Emisphere cannot assure you that we will have the necessary financial resources to enforce any of our patents.

      Part of Emisphere's strategy involves collaborative arrangements with other pharmaceutical companies for the development of new formulations of drugs developed by others and, ultimately, the receipt of royalties on sales of the new formulations of those drugs. These drugs are generally the property of the pharmaceutical companies and may be the subject of patents or patent applications and other forms of protection owned by the pharmaceutical companies. To the extent those patents or other forms of protection expire, become invalid or otherwise ineffective, or to the extent those drugs are covered by patents or other forms of protection owned by third parties, sales of those drugs by the collaborating pharmaceutical company may be restricted, limited, enjoined, or may cease. Accordingly, the potential for royalty revenues to us may be adversely affected.

      The Company may be at risk of having to obtain a license from partners making proprietary improvements to the Company's technology.

      There is a risk that a partner may make improvements or innovations to the Company's technology and that Emisphere may need to obtain a license from that partnership. Royalties payable under such a license, if obtainable, would reduce Emisphere's share of total revenue.

      The Company is dependent on third parties to manufacture and in some cases, test Emisphere's products.

      While as of 2002, the Company now has a GMP compliant facility to manufacture a limited number of clinical supplies related to our EMISPHERE delivery agents, the Company currently has no manufacturing facilities for large-scale clinical or commercial production of any compounds under consideration as products. The Company also has no research facilities for later stage product candidate testing prior to first human testing. Management is currently evaluating its options to manufacture or rely on third parties.

      The Company may face product liability claims related to participation in clinical trials or the use or misuse of its products.

      The Company has product liability insurance with a policy limit of $10 million per occurrence and in the aggregate. The testing, manufacturing and marketing of products for humans utilizing its drug delivery technologies may expose us to potential product liability and other claims resulting from their use.

      Liability may also result from claims made directly by consumers or by pharmaceutical companies or others selling Emsiphere products. The Company seeks to structure future development programs with pharmaceutical companies that would complete the development, manufacturing and marketing of the finished product, but the indemnity undertakings for product liability claims that we secure from the pharmaceutical companies may later prove to be insufficient.

Risks Related to Our Industry

      The Company faces rapid technological change and intense competition.

      The Company's success depends, in part, upon maintaining a competitive position in the development of products and technologies in an evolving field in which developments are expected to continue at a rapid pace. The Company competes with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs that may be orally active. Many of these competitors have greater research and development capabilities, experience, and marketing, financial and managerial resources than we do, and, therefore, represent significant competition for the Company.

      The Company's products, when developed and marketed, may compete with existing injectable versions of the same drug, some of which are well established in the marketplace and manufactured by formidable competitors, as well as other existing drugs. For example, The Company's oral heparin product candidate, if successful, would compete with injectable heparin, injectable low molecular weight heparin and warfarin, an oral anti-coagulant. These products are marketed throughout the world by very large companies such as Aventis SA, Pharmacia & Upjohn, Inc. and Bristol Myers Squibb. Similarly, our salmon calcitonin product candidate, if developed and marketed, would compete with a wide array of existing osteoporosis therapies, including a nasal dosage form of salmon calcitonin, estrogen replacement therapy, bisphosphonates and selective receptor modulators.

      The Company's competitors may succeed in developing competing technologies or obtaining government approval for products before we do. Developments by others may render our product candidates, or the therapeutic compounds used in combination with its product candidates, noncompetitive or obsolete. For example, the Company is aware that AstraZeneca PLC has completed Phase III clinical trials of a pro-drug form of melagantran, a direct thrombin inhibitor, which, if successfully developed, would compete with our oral heparin products. Similarly, the Company is aware that Nobex Corporation has an oral insulin formulation being developed by GlaxoSmithKline and that at least one competitor has notified the FDA that it is developing a competing formulation of salmon calcitonin. The Company cannot assure you that, if our products are marketed, they will be preferred to existing drugs or that they will be preferred to or available before other products in development. For a more detailed discussion of known competitors and competing products candidates and technologies, see our summary under the heading: "Item 1. Business-Competition."

Risks Relating to The Company's Common Stock

      Anti-takeover provisions of the Company's corporate charter documents, Delaware law and its agreements with collaborators may affect the price of the Company's common stock.

      Emisphere's Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the rights, preferences and privileges of those shares without any further vote or action by its stockholders. Of these 1,000,000 shares, 200,000 are currently designated Series A Junior Participating Cumulative Preferred Stock in connection with its stockholders' rights plan, and the remaining 800,000 shares remain available for future issuance. Your rights as a holder of common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. Additional provisions of our certificate of incorporation and by-laws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting common stock. These include provisions that classify our board of directors, limit the ability of stockholders to take action by written consent, call special meetings, remove a director for cause, amend the by-laws or approve a merger with another company. The Company also has a stockholder's right's plan, commonly referred to as a "poison pill," that makes it difficult, if not impossible, for a person to acquire control of the Company without the consent of our Board of Directors.

      Emisphere is subject to the provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, either alone or together with affiliates and associates, owns (or within the past three years, did own) 15% or more of the corporation's voting stock.

Emisphere's stock price has been and may continue to be volatile.

      The trading price for the Company's common stock has been and is likely to continue to be highly volatile. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies have historically been highly volatile. Factors that could adversely affect the Company's stock price include:

      o     fluctuations in the Company's operating results;

      o announcements of partnerships or technological collaborations, innovations or new products by Emisphere or its competitors;

      o     governmental regulation;

      o     developments in patent or other proprietary rights;

      o public concern as to the safety of drugs developed by Emisphere or others;

      o the results of preclinical testing and clinical studies or trials by Emisphere, our partners or our competitors;

      o     litigation;

      o     general market conditions;

      o     number of shares available for trading (float).

      o     Inclusion in or dropping from stock indexes.

     Future sales of common stock, or the prospect of future sales, may depress the Company's stock price.

     Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2002, Emisphere has outstanding options to purchase up to 3,393,841 shares of common stock which are currently exercisable and additional options to purchase up to 1,456,711 shares of common stock are exercisable over the next several years. In addition, an aggregate of 25,000 shares of common stock have been reserved for issuance under our Directors' Deferred Compensation Plan, of which 8,717 shares are currently issuable. The holders of these options or rights have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other. The existence of these options or rights may adversely affect the terms on which we may obtain additional financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Emisphere's primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. The Company's investments totaled $70.9 million at December 31, 2002. Approximately $61.3 million, of which $49.2 million were short-term and $12.1 million were long-term investments, had fixed interest rates, and $9.6 million, of which $8.5 million were short-term, and $1.1 million were long- term investments, with variable interest rates.

      Due to the conservative nature of its short-term fixed interest rate investments (maturities in less than one year), The Company does not believe that we have a material exposure to interest rate risk. The Company's fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the year-end market interest rates would result in a decrease of approximately $0.2 million in the market values of these investments.

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

ITEM 14. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information, required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Date: March 31, 2003

                          EMISPHERE TECHNOLOGIES, INC.

                          By:              /s/ MICHAEL M. GOLDBERG
                               -------------------------------------------------
                                           Michael M. Goldberg, M.D.
                               Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name and Signature                     Title                       Date
    ------------------                     -----                       ----

  /s/ MICHAEL M. GOLDBERG       Director, Chairman of the Board   March 28, 2003
---------------------------     and Chief Executive Officer
 Michael M. Goldberg, M.D.

     /s/ JERE E. GOYAN          Director                          March 28, 2003
---------------------------
    Jere E. Goyan, Ph.D

    /s/ HOWARD M. PACK          Director                          March 28, 2003
---------------------------
      Howard M. Pack

    /s/ MARK I. GREENE          Director                          March 28, 2003
---------------------------
Mark I. Greene, M.D., Ph.D.

  /s/ JOSEPH R. ROBINSON        Director                          March 28, 2003
---------------------------
 Joseph R. Robinson, Ph.D.

  /s/ ROBERT J. LEVENSON        Director                          March 28, 2003
---------------------------
    Robert J. Levenson

   /s/ FREDRICK D. COBB         Assistant Vice President -        March 28, 2003
---------------------------     Finance and Accounting
     Fredrick D. Cobb

                                  CERTIFICATION

I, Michael M. Goldberg, M.D., certify that:

      1. I have reviewed this annual report on Form 10-K of Emisphere Technologies, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly in which this annual report is being prepared.

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /S/Michael M. Goldberg, M.D.
                                        ----------------------------
                                        Michael M. Goldberg, M.D.
                                        Chairman and CEO

                                  CERTIFICATION

I, Fredrick D. Cobb, certify that:

      1. I have reviewed this annual report on Form 10-Q of Emisphere Technologies, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly in which this annual report is being prepared.

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /S/Fredrick D. Cobb
                                        -------------------
                                        Fredrick D. Cobb
                                        Assistant Vice President Finance and
                                        Accounting
                                        (Principal Financial Officer)

                          EMISPHERE TECHNOLOGIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      Index

Emisphere Technologies, Inc.                                             Page(s)
                                                                         -------
Report of Independent Accountants ...............................           F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001 ....           F-3

Consolidated Statements of Operations for the years
   ended December 31, 2002, 2001 and 2000 (unaudited),
   the five months ended December 31, 2000, and the
   year ended July 31, 2000 .....................................           F-4

Consolidated Statements of Cash Flows for the years
   ended December 31, 2002, 2001 and 2000 (unaudited),
   the five months ended December 31, 2000, and the
   year ended July 31, 2000 .....................................           F-5

Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 2002 and 2001, the five
   months ended December 31, 2000 and the year
   ended July 31, 2000 ..........................................           F-6

Notes to the Consolidated Financial Statements ..................           F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Emisphere Technologies, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Emisphere Technologies, Inc. and subsidiary, at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and December 31, 2001, the five months ended December 31, 2000, and the year ended July 31, 2000 in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                             PRICEWATERHOUSECOOPERS LLP

New York, New York
January 31, 2003

                          EMISPHERE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                         December 31,
                                                                                         ------------
                                                                                       2002         2001
                                                                                       ----         ----
                                        ASSETS
Current assets:
    Cash and cash equivalents ...................................................   $  22,784    $  42,853
    Investments .................................................................      37,676       31,016
    Prepaid expenses and other current assets ...................................       2,285        3,565
                                                                                    ---------    ---------
       Total current assets .....................................................      62,745       77,434
       Equipment and leasehold improvements, net of accumulated
        depreciation and amortization ...........................................      23,282       31,089
       Land, building and equipment held for sale, net of accumulated
        depreciation ............................................................       4,520
       Purchased technology, net of accumulated amortization ....................       2,752        7,035
       Investments ..............................................................      13,241       65,409
       Other assets .............................................................       1,426        1,116
                                                                                    ---------    ---------
       Total assets .............................................................   $ 107,966    $ 182,083
                                                                                    =========    =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses .......................................   $   5,324    $  13,581
    Deferred revenue
                                                                                                         8
                                                                                    ---------    ---------
       Total current liabilities ................................................       5,324       13,589
       Note payable, including accrued interest .................................      33,181       28,712
       Deferred lease liability .................................................       1,921        2,140
                                                                                    ---------    ---------
       Total liabilities ........................................................      40,426       44,441
                                                                                    ---------    ---------
Commitments
Stockholders' equity:
    Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding
    Common stock, $.01 par value; authorized 40,000,000 shares; issued 18,253,000 shares (18,009,000 outstanding) in 2002 and 18,041,000 shares (17,797,000
     outstanding) in 2001 .......................................................         182          180
    Additional paid-in capital ..................................................     321,292      319,916
    Note receivable from officer and director ...................................        (804)        (804)
    Accumulated deficit .........................................................    (250,164)    (178,822)
    Accumulated other comprehensive income ......................................         821          959
                                                                                    ---------    ---------
                                                                                       71,327      141,429
Less, common stock held in treasury, at cost; 244,000 shares in 2002 and  2001 ..      (3,787)      (3,787)
                                                                                    ---------    ---------
    Total stockholders' equity ..................................................      67,540      137,642
    Total liabilities and stockholders' equity ..................................   $ 107,966    $ 182,083
                                                                                    =========    =========

The accompanying notes are an integral part of the consolidated financial statements

                          EMISPHERE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                                             Five
                                                                                            Months
                                                       Year Ended                            Ended         Year Ended
                                                      December 31,                        December 31,      July 31,
                                          --------------------------------------------    ------------    ------------
                                               2002           2001            2000            2000            2000
                                               ----           ----            ----            ----            ----
                                                                          (unaudited)
Revenue ...............................   $      3,378    $      4,728    $      7,211    $      2,414    $      5,889
                                          ------------    ------------    ------------    ------------    ------------

Costs and expenses:
   Research and development ...........         49,719          53,301          24,820          10,386          27,448
   General and administrative .........         11,242           9,692           6,699           3,039           5,878
   Restructuring ......................          1,417
   Loss on impairment of intangible and
     fixed assets .....................          4,507

   Depreciation and amortization ......          6,185           4,014           2,605           1,167           2,434
                                          ------------    ------------    ------------    ------------    ------------
      Total expenses ..................         73,070          67,007          34,124          14,592          35,760
                                          ------------    ------------    ------------    ------------    ------------
      Operating loss ..................        (69,692)        (62,279)        (26,913)        (12,178)        (29,871)
                                          ------------    ------------    ------------    ------------    ------------
Other (expense) and income:
   Investment and other income ........          3,044           9,612          11,606           6,058           6,140
   Loss on impairment of investment ...           (222)
   Interest expense ...................         (4,472)         (3,867)         (3,353)         (1,466)         (3,166)
                                          ------------    ------------    ------------    ------------    ------------
      Total other (expense) and income          (1,650)          5,745           8,253           4,592           2,974
                                          ------------    ------------    ------------    ------------    ------------
Net loss ..............................   $    (71,342)   $    (56,534)   $    (18,660)   $     (7,586)   $    (26,897)
                                          ============    ============    ============    ============    ============

Net loss per share, basic and diluted .   $      (3.98)   $      (3.18)   $      (1.10)   $      (0.43)   $      (1.79)
                                          ============    ============    ============    ============    ============

Weighted average shares outstanding,
  basic and diluted ...................     17,919,000      17,755,000      16,954,000      17,646,000      15,039,000
                                          ============    ============    ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                            Five Months
                                                                                   Year Ended                  Ended      Year Ended
                                                                                   December 31,             December 31,   July 31,
                                                                       -----------------------------------  ------------------------
                                                                         2002          2001        2000(1)      2000         2000
                                                                         ----          ----        -------      ----         ----
Cash flows from operating activities:
    Net loss .......................................................   $ (71,342)   $ (56,534)   $ (18,660)   $ (7,586)   $ (26,897)
                                                                       ---------    ---------    ---------    --------    ---------
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Non-cash interest expense ..................................       4,468        3,867        3,327       1,466        3,123
        Depreciation and amortization ..............................       5,811        3,451        2,043         933        1,871
        Amortization of purchased technology .......................         374          563          563         235          563
        Impairment of intangible and fixed assets ..................       4,507
        Amortization/deferral of deferred lease liability ..........        (219)                       30         (37)         127
        Non-cash compensation ......................................          43          294          101          92           45
        Amortization of deferred financing cost ....................                                                             21
        Amortization of discount (premium) on investments ..........          (9)         334          412         456         (175)
        Impairment of investment ...................................         222
        Net realized gain on sale of investments ...................        (387)        (274)
    Changes in assets and liabilities:
        Decrease (increase) in prepaid expenses and other current
          assets ...................................................       1,280          680       (4,644)     (2,038)      (2,570)
        (Increase) in other assets .................................        (531)
        (Decrease) increase in deferred revenue ....................          (8)      (1,355)       1,363       1,363)
        (Decrease) increase in accounts payable and accrued
          expenses .................................................      (8,271)       9,415          (55)       (974)       2,215
                                                                       ---------    ---------    ---------    --------    ---------
            Total adjustments ......................................       7,280       16,975        3,140       1,496        5,220
                                                                       ---------    ---------    ---------    --------    ---------
            Net cash used in operating activities ..................     (64,062)     (39,559)     (15,520)     (6,090)     (21,677)
                                                                       ---------    ---------    ---------    --------    ---------
Cash flows from investing activities:
    Proceeds from sales of investments .............................      97,076      223,590       96,375      42,007       72,057
    Purchases of investments .......................................     (51,311)    (144,588)    (271,314)    (39,171)    (243,358)
    Proceeds from sale of fixed assets .............................         332
    Capital expenditures ...........................................      (3,439)     (18,656)      (6,336)     (5,521)        (977)
                                                                       ---------    ---------    ---------    --------    ---------
        Net cash provided by (used in) investing activities ........      42,658       60,346     (181,275)     (2,685)    (172,278)
                                                                       ---------    ---------    ---------    --------    ---------
Cash flows from financing activities:
    Proceeds from exercise of stock options ........................       1,335        4,034        3,457         351        3,548
    Repurchase of common stock .....................................                   (3,594)
    Net proceeds from issuance of common stock .....................                               188,143                  211,644
    Redemption of senior convertible notes .........................                                                         (2,648)
                                                                       ---------    ---------    ---------    --------    ---------
Net cash provided by financing activities ..........................       1,335          440      191,600         351      212,544
                                                                       ---------    ---------    ---------    --------    ---------
Net (decrease) increase in cash and cash equivalents ...............     (20,069)      21,227       (5,195)     (8,424)      18,589
Cash and cash equivalents, beginning of year .......................      42,853       21,626       26,821      30,050       11,461
                                                                       ---------    ---------    ---------    --------    ---------
Cash and cash equivalents, end of year .............................   $  22,784    $  42,853    $  21,626    $ 21,626    $  30,050
                                                                       =========    =========    =========    ========    =========
Supplemental disclosure of cash flow information:
    Cash paid for interest .........................................                                                      $      56
                                                                                                                          =========
Non-cash investing and financing activities:
    Capital expenditures in accounts payable .......................    $     15    $     690
                                                                        ========    =========

    Note received for stock option exercise by officer .............                                                      $     804
                                                                                                                          =========

(1) Unaudited

The accompanying notes are an integral part of the consolidated financial statements

                          EMISPHERE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 For the years ended December 31, 2002 and 2001, the five months ended December
                   31, 2000 and the year ended July 31, 2000
                       (in thousands, except share data)


                                                                                           Accumulated      Common Stock
                                                     Additional                              Other      Held in Treasury
                                    Common Stock      Paid-in      Note    Accumulated  Comprehensive   ----------------
                                Shares        Amount  Capital   Receivable   Deficit    (Loss) Income  Shares      Amount    Total
                                ------        ------  -------   ----------   -------    -------------  ------      ------    -----
Balance, July 31, 1999 .....  12,181,000        122     99,162                (87,805)          1      44,000       (193)    11,287
Net loss ...................                                                  (26,897)                                      (26,897)
Unrealized loss on
 investments ...............                                                                  (76)                              (76)
                                                                                                                           --------
Comprehensive loss .........                                                                                                (26,973)
                                                                                                                           --------
Sale of common stock under
 employee stock purchase
 plans and exercise of
 options ...................     448,000          4      4,348                                                                4,352

Issuance of common stock
 in connection with public
 offerings, net of expenses .  5,050,000         51    211,593                                                             211,644
Note receivable from officer
 and director ..............                                         (804)                                                     (804)

Issuance of stock options
 for services rendered .....                                45                                                                   45
                              ----------   --------  ---------  ---------   ---------    --------     -------   --------   --------
Balance, July 31, 2000 .....  17,679,000        177    315,148       (804)   (114,702)        (75)     44,000       (193)   199,551
Net Loss ...................                                                   (7,586)                                       (7,586)
Unrealized gain on
 investments ...............                                                                  732                               732
                                                                                                                           --------
Comprehensive loss .........                                                                                                 (6,854)
                                                                                                                           --------
Sale of common stock under
 employee stock purchase
 plans and exercise of
 options ...................      24,000                   351                                                                  351

Issuance of stock options
 for services rendered .....                                92                                                                   92
                              ----------   --------  ---------  ---------   ---------    --------     -------   --------   --------
Balance, December 31, 2000 .  17,703,000        177    315,591       (804)   (122,288)        657      44,000       (193)   193,140
Net Loss ...................                                                  (56,534)                                      (56,534)
Unrealized gain on
 investments ...............                                                                  302                               302
                                                                                                                           --------
Comprehensive loss .........                                                                                                (56,232)
                                                                                                                           --------
Sale of common stock under
 employee stock purchase
 plans and exercise of
 options ...................     338,000          3      4,031                                                                4,034

Repurchase of common stock .                                                                          200,000     (3,594)    (3,594)

Issuance of stock options
 for services rendered .....                               294                                                                  294
                              ----------   --------  ---------  ---------   ---------    --------     -------   --------   --------
Balance, December 31, 2001 .  18,041,000        180    319,916       (804)   (178,822)        959     244,000     (3,787)   137,642

Net Loss ...................                                                  (71,342)                                      (71,342)
Unrealized loss on
 investments ...............                                                                 (138)                             (138)
                                                                                                                           --------
Comprehensive loss .........                                                                                                (71,480)
                                                                                                                           --------
Sale of common stock under
 employee stock purchase
 plans and exercise of
 options ...................     212,000          2      1,333                                                                1,335

Issuance of stock options
 for services rendered .....                                43                                                                   43
                              ----------   --------  ---------  ---------   ---------    --------     -------   --------   --------
Balance, December 31, 2002 .  18,253,000   $    182  $ 321,292  $    (804)  $(250,164)   $    821     244,000   $ (3,787)  $ 67,540
                              ==========   ========  =========  =========   =========    ========     =======   ========   ========

The accompanying notes are an integral part of the consolidated financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          (Unaudited with respect to the year ended December 31, 2000)
                 (in thousands, except share and per share data)

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

      In 2002 the Company experienced a substantial increase in clinical development expenses for self-funded projects and in oral heparin solution clinical development expenses as the Company conducted Phase III clinical trials. On May 14, 2002 Emisphere announced the initial results from its Phase III study with a liquid oral heparin solution (formulation) for the prevention of Deep Vein Thrombosis ("DVT", or blood clots) in total hip replacement surgery patients. The results did not demonstrate the superiority of liquid oral heparin solution, when dosed in a 30-day treatment regimen, compared to Aventis' Lovenox(R) (enoxaparin) administered by injection in a 10-day dosing regimen in preventing DVTs. On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a scale back of any associated infrastructure. In 2003 we expect no significant oral heparin solution clinical development expenses. In September 2002, the decision was made to dispose of the Farmington, Connecticut research facility in order to eliminate excess capacity, reduce spending and raise cash. Operations in Connecticut were shut down by year end and the facility land, building and equipment are held for sale.

      Emisphere's business model is to conduct Proof of Concept Phase I and II clinical trials with the objective of attracting a partner to commercialize our product without our funding. This business model will significantly reduce its cash requirements in that the Company does not plan to self fund projects beyond Phase I and II clinical trials. In 2003 the Company expects no oral heparin solution clinical development expenses as the program was discontinued in May 2002. However, given its new business model of out-licensing and focusing on partnerships rather than on self development of projects, the Company expects to expand the Company's efforts to partner its products, including oral insulin, solid heparin, cromolyn sodium and other projects. As a result, even though the Company expects to continue to incur operating losses, these losses are estimated to be significantly less that those incurred in 2002.

Risks and Uncertainties. The Company has no products approved for sale by the U.S. Food and Drug Administration. There can be no assurance that the Company's research and development will be successfully completed, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, The Company operates in an environment of rapid change in technology and is dependent upon the continued services of its current employees, consultants and subcontractors.

Use of Estimates The preparation of Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of the carrying value of Purchased Technology, the fair value and recoverability of the Farmington research facility, recognition of on-going clinical trial costs, estimated costs to complete research collaboration projects and deferred taxes.

      Change in Fiscal Year. On January 30, 2001, Emisphere's Board of Directors approved a change in the Company's fiscal year end from July 31 to December 31. A five-month transition period from August 1, 2000 to December 31, 2000 preceded the start of the first calendar year reporting period 2001.

      Principles of Consolidation. The consolidated financial statements include the accounts of one subsidiary. All inter-company transactions have been eliminated in consolidation.

      Concentration of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and investments. The Company invests excess funds in accordance with a policy objective seeking to preserve both liquidity and safety of principal. The Company generally invests its excess funds in obligations of the

U.S. government and its agencies, bank deposits, money market funds, mortgage-backed securities, and investment grade debt securities issued by corporations and financial institutions. The Company holds no collateral for these financial instruments.

      Cash, Cash Equivalents, and Investments. The Company considers all highly liquid, interest-bearing instruments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include demand deposits held in banks and interest bearing money market funds.

      The Company considers its short- and long-term investments to be available for sale. Investments are carried at fair value, with unrealized holding gains and losses reported in stockholders' equity. The fair value of the investments has been estimated based on quoted market prices.

      Realized gains and losses are included as a component of investment income. In computing realized gains and losses, the Company determines the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the investments, adjusted for the amortization of any discount or premium. For the years ended December 31, 2002, 2001 and 2000, the five months ended December 31, 2000 and the year ended July 31, 2000, gross realized gains and losses were not significant.

     The following is a summary of the fair value of available for sale investments as of December 31, 2002 and 2001:

                                                              2002       2001
                                                              ----       ----
Maturities less than one year:
      U.S government securities..........................   $20,236     $11,944
     Corporate debt securities...........................    17,440      19,072
Maturities between one and three years:
     U.S. government securities..........................     9,524       6,421
     Corporate debt securities...........................     1,099      56,602
Maturities between five and ten years:
     Corporate debt securities...........................     2,618       2,386
                                                            -------     -------
                                                            $50,917     $96,425
                                                            =======     =======

      As of December 31, 2002 and 2001 the difference between the fair value and amortized cost of available for sale investments was $821 and $959, respectively..

      Interest income, which is included in investment income, is recognized as earned.

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

      Purchased Technology. Purchased Technology represents the value assigned to patents underlying research and development projects of Ebbisham Ltd, related to oral heparin, that were commenced but not yet completed as of the date of the Company's acquisition of full ownership and which, if unsuccessful, have no alternative future use. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the fair value of Purchased Technology is reviewed for impairment on a quarterly basis or whenever events and circumstances indicate that the carrying value might not be recoverable. An impairment loss is recognized if the carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. At December 31, 2002, Purchased Technology is approximately $2.8 million, net of amortization. Purchased Technology is amortized on a straight-line basis over a period of 15 years, the average life of the related patents. Estimated amortization expense for the Purchased Technology intangible asset is $239,256 for each of the next five fiscal years. If there is an impairment in the Purchased Technology intangible asset, this amount could be significantly different.

      Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets for impairment on a quarterly basis or whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows.

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

      Revenue Recognition. On August 1, 2000, the Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). In accordance with SAB 101, contract research revenues consist of revenue from collaborative agreements and feasibility studies and are comprised of reimbursed research and development costs, as well as upfront and research and development milestone payments. Deferred revenue represents payments received, which are related to future performance. Non-refundable upfront and research and development milestone payments and payment for services ("Non-refundable Fees") are recognized as revenue as the related services are performed over the term of the collaboration. Revenue recognized is the lower of
(i) the percentage complete, measured by incurred costs, applied to expected contractual payments or (ii) the total non-refundable cash received to date. Adoption of SAB 101 did not have a material impact on the Company's financial statements.

      Prior to August 1, 2000, the Company recognized revenue as described above, except that certain Non-refundable Fees, including reimbursements from Ebbisham Ltd., were recognized as revenue when there were no additional contractual services to be provided or costs to be incurred by the Company in connection with the Non-refundable Fee.

      Research and Development and Clinical Trial Expenses. Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements,the cost of services provided by outside contractors, including services related to the Company's clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials. All costs associated with research and development are expensed as incurred.

Clinical research expenses represent obligations resulting from the Company's contracts with various research organizations in connection with conducting clinical trials for the Company's product candidates. The Company accounts for those expenses on an accrual basis according to the progress of the trial as measured by patient enrollment and the timing of the various aspects of the trial. Accruals are recorded as follows: (1) Contract costs are broken down based on the nature and the timing of costs; (2) the costs for period expenses, such as investigator meetings and initial start-up costs, are expensed as incurred based on management's estimates. Such estimates are impacted by the change in the number of sites and recruitment of patients and when they start;
(3) direct service costs are recognized on a straight-line basis over the life of the contract (on-going monitoring costs); and (4) principal investigator expenses that are directly associated with recruitment are recognized based on actual patient recruitment. All changes to the contract amounts due to change orders are analyzed and recognized in accordance with the above methodology. Change orders are triggered by changes in the scope, time to completion and the number of sites. The Company adjusts estimates of expenses to reflect actual experience.

      Income Taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. These liabilities and assets are determined based on differences between the financial reporting and tax basis of assets and liabilities measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considered estimates of future taxable income.

      Stock-Based Employee Compensation. The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, compensation expense is generally not recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock as of the grant date is equal to or less than the option exercise price.

      The Company has several stock-based compensation plans, which are described in Note 10. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123" ("SFAS No. 148"), proforma operating results have been determined as if the Company had prepared its financial statements in accordance with the fair value based method of accounting for stock based compensation. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value based method. Since option grants awarded during 2002, 2001, and 2000 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value-based method.

                                                                                                           Five Months
                                                                                      Year Ended              Ended      Year Ended
                                                                                     December 31,          December 31,    July 31,
                                                                                     ------------          ------------    --------
                                                                             2002        2001       2000       2000         2000
                                                                             ----        ----       ----       ----         ----
                                                                                                (unaudited)
Net loss, as reported ....................................................  (71,342)   (56,534)   (18,660)    (7,586)     (26,897)
Add: Stock-based employee compensation expense included in
   reported net loss .....................................................       43        294        101         92           45
Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards ..........................   (7,378)    (9,032)    (6,098)    (3,843)      (5,235)
                                                                           --------   --------   --------   --------     --------

Pro forma net loss ....................................................... $(78,677)  $(65,272)  $(24,657)  $(11,337)    $(32,087)

Net loss per share amounts, basic and diluted:
    As reported .......................................................... $  (3.98)  $  (3.18)  $  (1.10)  $  (0.43)    $  (1.79)
    Pro forma ............................................................ $  (4.39)  $  (3.68)  $  (1.45)  $  (0.64)    $  (2.13)

      For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of options granted: expected volatility of 85% in 2002, 2001 and 2000, expected lives of five years (except for the Employee Stock Purchase Plans, where the expected lives are six months), zero dividend yield, and weighted-average risk-free interest rate of 3.9% in 2002, 3.0% in 2001, and 6.0% in 2000.

      The fair value of options and warrants granted to non-employees for goods or services is expensed as the goods are utilized or the services performed.

      Other disclosures required by SFAS 123 have been included in Note 10.

      Net Loss Per Share. Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. For all periods presented, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. Stock options that have been excluded from diluted loss per share amounted to 4,850,552, 4,794,148, 4,469,101 (unaudited), 4,470,251, and
4,466,661 for the years ended December 31, 2002, 2001 and 2000, the five months ended December 31, 2000, and the year ended July 31, 2000, respectively.

      Fair Value of Financial Instruments. The carrying amounts for cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their short-term nature. The carrying amount for the Company's debt instrument approximates fair value. The Company has determined that it is not practicable to estimate the fair value of its Note Payable because of its unique nature and the costs that would be incurred to obtain an independent valuation. Specifically, the Note Payable was issued by the Company in the transaction and with the terms described in Note 7. Repayment may be in the form of cash or the Company's common stock. Additionally, the Company is engaged in research and development activities and has not yet developed products for sale. Accordingly, at this stage of the Company's development, a credit risk assessment is highly judgmental. The Company also does not have other outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the Note Payable and the Company has not yet obtained or developed a valuation model. These factors all contribute to the impracticability of estimating the fair value of the Note Payable. At December 31, 2002, the carrying value of the Note Payable and accrued interest was approximately $33.2 million.

      Comprehensive Loss. Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The disclosures required by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" for the years ended December 31, 2000,2001 and 2002 have been incuded in the Statements of Stockholders' Equity and Comprehensive Loss.

      Reclassification of Prior Year Balances. Certain balances in the prior year have been reclassed to conform with current year presentation. Reclassification had no effect on the Consolidated Statement of Operations.

      Future Impact of Recently Issued Accounting Standards. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146".) FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of an entity's commitment to an exit plan and establishes that fair value as the objective for initial measurement of the liability. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to this Statement's initial application. The Company adopted FAS 146 on January 1, 2003

      On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123" ("FAS 148"). FAS 148 provides several transition provisions that may be used upon adoption of the accounting provisions of FAS 123. FAS 148 also mandates certain new disclosures, whether or not FAS 123 is adopted, that are incremental to those required by FAS 123. Those disclosures must be made in both interim and annual financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.

On November 21, 2002, the EITF finalized Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables", ("EITF 00-21") which addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF 00-21 is effective for revenue arrangements entered into for interim or annual periods beginning after June 15, 2003.

On November 25, 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

      These standards may apply to the Company should transactions falling within the scope of these standards arise in the future.

2. Restructuring

      On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure. Additionally, in the third quarter of 2002, the Company evaluated several alternatives to consolidate its two research facilities in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending, and raise cash. The decision was made to dispose of the Farmington research facility. As a result of the restructuring plan, the Company announced a reduction in force, which was implemented during May and June 2002 at the Tarrytown facility and November and December 2002 at the Farmington facility. The Company terminated 91 full-time and 26 temporary employees, including 14 administrative personnel and 103 scientists and research assistants. Five employees will remain until final disposition of the Connecticut research facility. The Company paid approximately $.18 million in stay bonuses to the severed employees during the phase out of operations at Farmington. The restructuring plan resulted in the reduction of the Company's full-time work force by approximately 50%.

      The following table presents the original restructuring accruals for Tarrytown and Farmington, the adjustments to these accruals, and the amounts paid through December 31, 2002 (in millions):

                                        Estimated                                           Restructuring
                                      Restructuring           Actual                        Reserve as of
                                         Expenses          Disbursements   Adjustments    December 31, 2002
Severance and accrued vacation            $1.0               $(0.96)        $ 0.01              $0.05
Outplacement Services                      0.07               (0.05)         (0.02)                --
Employee Benefits                          0.09               (0.06)         (0.03)                --
Contract exit Costs                        0.27               (0.20)            --               0.07
Other                                      0.06               (0.03)         (0.03)                --
Total                                     $1.49              $(1.30)        $(0.07)             $0.12

      In addition, the Company forgave loans to certain terminated employees and recognized compensation expense of $0.02 million. The $0.12 million remaining reserve is expected to be paid in the second quarter of 2003. The reserve is included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2002.

3. Impairment of Intangible and Long-Lived Assets

      In connection with the discontinuation of the oral liquid heparin development program, management performed an evaluation of the recoverability of certain intangible and fixed assets related to the program and related initiatives. Management concluded that a total impairment of the Purchased Technology intangible asset, representing patents related to the liquid form of oral heparin, was required because the Company does not anticipate realization of the carrying value of this asset. Accordingly the Company recorded a $3.9 million impairment charge.

      At December 31, 2002, management performed an evaluation of the recoverability of the remaining Purchased Technology related to the solid forms of oral heparin. Since the studies related to this formulation are proceeding as planned, management estimates that future undiscounted cash flows from programs related to the solid forms of oral heparin are sufficient to realize the carrying value of the asset and, therefore, an impairment of the remaining Purchased Technology has not been triggered as of December 31, 2002.

      In connection with the evaluation of the recoverability of fixed assets, management determined that an impairment of a reactor and associated accessories, which were to be used only for the manufacture of oral liquid heparin, had occurred. The Company recorded a $0.5 million charge representing the reduction of the carrying value of the reactor and associated accessories to their fair value, based on the amount of the sale of the machinery to a third party, which was consummated in the third quarter of 2002. The Company also performed an evaluation of the recoverability of certain equipment at the Tarrytown facility. The Company determined that there was no future use for a gene chip array system and its related accessories. The Company recorded a $0.1 million charge representing the reduction of the carrying value of the gene chip array system and associated accessories to their fair value, based on the amount of the sale of the machinery to a third party. The sale was consummated in the first quarter of 2003.

      In connection with the decision to dispose of the Farmington facility, the Company performed an evaluation of the equipment at Farmington and segregated certain equipment which will be used or is currently in use at the Tarrytown facility. The Company evaluated the remaining equipment and the land and building for potential impairment. The evaluation was based on the weighted-average probability of estimated undiscounted future cash flows from five potential offers from third parties. The offers ranged from preserving the facility as a medical research facility to selling the land and building as a unit and selling the equipment on the open market. Based on current estimates of expected proceeds, an impairment loss of the carrying value of the land, building and equipment has not been triggered as of December 31, 2002. The land, building, and equipment that are available for sale are included at their carrying value in "Land, building and equipment held for sale" in the consolidated balance sheet as of December 31, 2002. The carrying value of the land, building, and equipment held for sale is approximately $1.17 million, $1.74 million and $1.60 million, respectively. The carrying value of the equipment retained for use by Emisphere is $0.71 million and is included in "Equipment and leasehold improvements, net of accumulated depreciation and amortization" in the consolidated balance sheet as of December 31, 2002. In the event that the Company is not successful in selling the Farmington facility, the Company will need to write down the carrying value of the land, building and equipment further.

4. Other Than Temporary Impairment of Investments

      The Company recorded a charge of $0.2 million related to the write-down to fair value of its $0.3 million investment in the preferred stock of a biotech company which has products that could potentially use Emisphere's oral delivery technology. The Company considered the following factors to be primary indicators of impairment: i.) the biotech company's need to raise sufficient capital to ensure funding of its research and development projects, ii.) its inability to meet its obligations as they become due and iii.) the possibility that the company may not be able to continue as a going concern unless additional financing is obtained. Fair value was estimated based on the price of the biotech company's publicly-traded common stock.

5. Fixed Assets

      Fixed assets as of December 31, 2002 and 2001 consist of the following (in 000's):

                                                                                   Useful Lives in Years      2002          2001
                                                                                   ---------------------      ----          ----
      Land.......................................................................           --                 $ --        $1,170
      Building...................................................................           13                   --         1,754
      Equipment..................................................................           3-7              14,003        13,667
      Leasehold improvements.....................................................      Life of lease         26,502        26,553
                                                                                                            -------       -------
                                                                                                             40,505        43,144
      Less, accumulated depreciation and amortization............................                            17,223        12,055
                                                                                                            -------       -------
                                                                                                            $23,282       $31,089
                                                                                                            =======       =======

      Land, building and equipment held for sale as of December 31, 2002 consist of the following:

                                                                                   Useful Lives in Years       2002
                                                                                   ---------------------       ----
      Land.......................................................................           --                $1,170
      Building...................................................................           13                 1,940
      Equipment..................................................................           3-7                2,057
                                                                                                              ------
                                                                                                               5,167
      Less, accumulated depreciation and amortization............................                                647
                                                                                                              ------
                                                                                                              $4,520
                                                                                                              ======

      Depreciation expense for the years ended December 31, 2002, 2001 and 2000, the five months ended December 31, 2000, and the year ended July 31, 2000 was $5.8 million, $3.5 million, $2.0 million (unaudited), $0.9 million, and $1.9 million, respectively.

6. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following as of December 31, 2002 and 2001(in 000's):

                                                                  2002       2001
                                                                  ----       ----
      Accounts payable.......................................  $  2,044     $2,711
      Clinical trial expenses and contract research..........     2,332      9,750
      Compensation...........................................       441        630
      Professional fees......................................       434        345

      Other..................................................        73        145
                                                                 ------    -------
                                                                 $5,324    $13,581
                                                                 ======    =======

7. Note Payable

      Ebbisham Limited ("Ebbisham"), was an Irish corporation owned jointly by Elan Corporation, plc ("Elan") and the Company. Ebbisham was formed to develop and market heparin products using technologies contributed by Elan and the Company.

      In July 1999, the Company acquired Elan's ownership interest in Ebbisham, in exchange for a seven year, $20.0 million zero coupon note carrying a 15% interest rate, compounding semi-annually, plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. Under certain conditions, Elan has agreed to subscribe to the Company's common stock.

      In connection with the acquisition by the Company of Elan's ownership interest in Ebbisham, the purchase price of approximately $18.1 million was allocated $9.7 million and $8.4 million to acquired in-process research and development, which was expensed at the date of acquisition, and Purchased Technology, respectively.

      On February 28, 2002 Ebbisham was voluntary liquidated.

8. Income Taxes

      As of December 31, 2002, the Company has available unused net operating loss carry-forwards of approximately $216.9 million, which will expire in various years from 2003 to 2022. The Company's research and experimental tax credit carry-forwards expire in various years from 2003 to 2022. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code. The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2002 and 2001 is as follows:

                                                                           2002        2001
                                                                           ----        ----
      Deferred tax assets and valuation allowance:
           Accrued liabilities........................................  $   1,144    $  1,116
           Equipment and leasehold improvements.......................      2,438       1,554
           Net operating loss carry-forwards..........................     86,850      61,714
           Research and experimental tax credit carry-forwards........     13,330       9,457
           Valuation allowance........................................   (103,762)    (73,841)
                                                                        ---------    --------
                                                                        $      --    $     --
                                                                        =========    ========

9. Stockholders' Equity

      The Company's certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by the Company's Board of Directors. As of December 31, 2002 and 2001, there were no shares of preferred stock outstanding.

      The Company has a stockholder rights plan in which Preferred Stock Purchase Rights (the "Rights") have been granted at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock ("A Preferred Stock") at an exercise price of $80 for each share of the Company's common stock.

      The Rights are not exercisable, or transferable apart from the common stock, until the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common stock of the Company or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person, or group, of 20% or more of the outstanding common stock of the Company.

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

      In addition to 44,000 shares of the Company's common stock which had been purchased in prior years the Company repurchased an additional 200,000 shares of its common stock for a total of $3.6 million during 2001. Such repurchased stock is held by the Company as treasury stock.

      During the year ended July 31, 2000 the Company issued approximately 5.1 million shares of common stock in two public follow-on offerings for net proceeds of approximately $212.0 million.

      The note receivable from officer and director resulted from the July 31, 2000 exercise of stock options by an officer and director of the Company. The exercise price and income taxes resulting from the exercise were loaned to the officer by the Company. The loan is in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1.00% (2.4% and 2.8% at December 31, 2002 and 2001, respectively), and collateralized by the stock issued upon exercise of the stock options. Interest is payable monthly and principal is due the earlier of July 31, 2005 or upon the sale of stock held as collateral.

10. Stock Plans

      Stock Option Plans. Under the Company's 1991 and 2000 Stock Option Plans, the 2002 Broad based Plan and the 1995 Non-Qualified Stock Option Plan (individually, the "91 Plan", "00 Plan", "02 Plan" and "95 Plan," respectively, or collectively, the "Plans") a maximum of 2,500,000, 1,419,500, 160,000 and 2,550,000 shares of the Company's common stock, respectively, are available for awards to employees, consultants, and other individuals who render services to the Company; the 02 Plan is available to employees only. The 91, 00 and 02 Plans provide for the grant of either incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or options, which do not qualify as ISOs. The 95 Plan provides for grants to officers and other key employees of Non-Qualified stock options. An independent committee of the Board of Directors, which determines option terms including exercise price and vesting period, awards the options under the Plans. Generally, the options expire within a five- to ten-year period, as determined by the Committee and as defined by the Plans. As of December 31, 2002, shares available for future grants under the Plans amounted to 797,975.

      The following table summarizes stock option information for the Plans as of December 31, 2002:

                                  Options Outstanding                         Options Exercisable
                      -------------------------------------------         ---------------------------
                                        Weighted
                                        Average
                                       Remaining         Weighted                            Weighted
                                      Contractual         Average                            Average
Range of Exercise        Number         Life in          Exercise           Number           Exercise
     Price            Outstanding        Years             Price          Exercisable         Price
     -----            -----------        -----             -----          -----------         -----
 $        1.50           11,460           2.33             $1.50              11,460          $1.50
 $  2.63-$3.28          283,038           9.51             $3.27                 317          $2.63
 $  4.00-$4.25           12,333           2.85             $4.02              10,183          $4.02
 $  6.13-$8.63        1,431,930           3.12             $8.42           1,390,125          $8.47
 $ 9.63-$13.88        1,305,396           8.33            $12.72             830,533         $12.26
 $14.88-$21.80          389,261           6.56            $17.29             233,483         $16.86
 $23.00-$28.48           14,230           6.91            $25.60              10,846         $25.67
 $38.50-$48.06          733,350           7.39            $46.94             293,340         $46.94
                      ---------                                            ---------
 $ 1.50-$48.06        4,180,998           6.26            $16.71           2,780,287         $14.39
                      =========                                            =========

      Transactions involving stock options awarded under the Plans during the year ended July 31, 2000, the five months ended December 31, 2000 and the years ended December 31, 2001 and 2002 are summarized as follows:

                                                                 Weighted                  Weighted
                                                                 Average                   Average
                                                   Number        Exercise    Number        Exercise
                                                Outstanding       Price    Exercisable       Price
                                                -----------       -----    -----------       -----
Balance outstanding July 31, 1999 ...........    4,020,429        $10.60    2,873,440       $10.45

2000
Granted .....................................      896,751        $41.71
Canceled ....................................     (134,801)       $13.93
Exercised ...................................     (262,697)       $10.41
                                                ----------
Balance outstanding July 31, 2000 ...........    4,519,682        $16.68    3,014,743       $10.42

Five Months ended December 31, 2000
Granted .....................................       24,250        $20.31
Canceled ....................................      (11,310)       $17.68
Exercised ...................................      (10,350)        $8.31
                                                ----------
Balance outstanding December 31, 2000 .......    4,522,272        $16.72    3,126,606       $10.50

2001
Granted .....................................      728,318        $15.59
Canceled ....................................      (88,366)       $12.98
Exercised ...................................     (231,290)       $10.46
                                                ----------
Balance outstanding December 31, 2001 .......    4,930,934        $16.91    3,280,919       $10.85

2002
Granted .....................................    1,246,970        $11.37
Canceled ....................................   (1,967,186)       $14.00
Exercised ...................................      (29,720)        $5.81
                                                ----------
Balance outstanding December 31, 2002 .......    4,180,998        $16.71    2,780,287       $14.39
                                                ==========

      Outside Directors' Plan. The Company has adopted a stock option plan for outside directors, who are neither officers nor employees of the Company nor holders of more than 5% of the Company's common stock, (the "Outside Directors' Plan"). Under this plan, as amended, a maximum of 525,000 shares of the Company's common stock is available for the granting of options to directors (i) to purchase 35,000 shares of the Company's common stock on the date of initial election or appointment to the Board of Directors and (ii) to purchase 21,000 shares on the fifth anniversary thereof and every three years thereafter. The options have an exercise price equal to the fair market value of the Company's common stock on the date of grant, vest at the rate of 7,000 shares per year, and expire ten years after the date of grant. As of December 31, 2002 shares available for future grants under the plan amounted to 117,000 shares.

     The following table summarizes stock option information for the Outside Directors' Plan as of December 31, 2002:

                                     Options Outstanding                        Options Exercisable
                                     -------------------                        -------------------
                                      Weighted Average       Weighted                             Weighted
                                         Remaining            Average                             Average
   Range of             Number          Contractual          Exercise        Number               Exercise
Exercise Price       Outstanding       Life in Years           Price       Exercisable             Price
--------------       -----------       -------------           -----       -----------             -----
 $  6.13-$8.63          105,000             3.73                $7.79         98,000               $7.91
 $13.00-$14.04          170,000             8.18               $13.31        156,000              $13.25
 $22.55-$23.50           56,000             5.95               $23.14         35,000              $23.50
 $       41.06           42,000             7.32               $41.06         28,000              $41.06
                        -------                                              -------
 $ 6.13-$41.06          373,000             6.50               $16.36        317,000              $15.19
                        =======                                              =======

      Transactions involving stock options awarded under the Outside Directors' Plan during the years ended July 31, 2000, the five months ended December 31, 2000 and the years ended December 31, 2001 and 2002 are summarized as follows:

                                                                 Weighted                  Weighted
                                                                 Average                   Average
                                                   Number        Exercise     Number       Exercise
                                                 Outstanding      Price     Exercisable     Price
                                                 -----------      -----     -----------     -----
Balance outstanding July 31, 1999 ...........      413,000        $12.68      336,000       $12.62

2000
Granted .....................................       63,000        $41.06

Balance outstanding July 31, 2000 ...........      476,000        $16.44      371,000       $12.77

Balance outstanding December 31, 2000 .......      476,000        $16.44      378,000       $12.64

2001
Granted .....................................       21,000        $13.88
Exercised ...................................      (35,000)       $13.00
                                                  --------

Balance outstanding December 31, 2001 .......      462,000        $16.58      378,000       $14.27
                                                  ========
2002
Granted .....................................      128,000        $14.58
Cancelled ...................................     (217,000)        15.79
                                                  --------
Balance outstanding December 31, 2002 .......      373,000        $16.36      317,000       $15.19
                                                  ========

      Directors' Deferred Compensation Stock Plan. Pursuant to the Directors' Deferred Compensation Stock Plan (the "Directors' Deferred Plan"), outside directors have a right to receive for each meeting of the Board of Directors, or a committee thereof, attended a number of shares of the Company's common stock equal to the amount determined by the Board of Directors as compensation for the meeting divided by the fair market value of the Company's common stock on the date of the meeting. An aggregate of 25,000 shares of the Company's common stock has been reserved for issuance under the Directors' Deferred Plan. During the years ended December 31, 2002, 2001 and 2000, the five months ended December 31, 2000, and the year ended July 31, 2000, the outside directors earned the rights to receive an aggregate of 3,358 shares, 948 shares, 651 shares (unaudited), 295 shares, and 743 shares, respectively. Under the terms of the Directors' Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board of Directors. The Company records as an expense the fair market value of the common stock issuable. This plan was amended as proposed in the 2002 Proxy Statements subject to approval. As of September 30, 2002 the compensation of Directors under this plan was stopped.

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

      The following table summarizes stock option information for the Non-Plan Options as of December 31, 2002:

                                      Options Outstanding                              Options Exercisable
                                           Weighted
                                           Average            Weighted
                                          Remaining            Average                                 Weighted
   Range of               Number         Contractual          Exercise             Number              Average
Exercise Price         Outstanding           Life               Price            Exercisable         Exercise Price
--------------         -----------           ----               -----            -----------         --------------
 $ 8.00-$9.75           286,554             2.53                $8.87              286,554                 $8.87
 $      26.05            10,000             8.53               $26.05               10,000                $26.05
                       --------                                                   --------

 $8.00-$26.05           296,554             2.73                $9.45              296,554                 $9.45
                       ========                                                   ========

     Transactions involving awards of Non-Plan Options during the years ended July 31, 2000, the five months ended December 31, 2000 and the years ended December 31, 2001 and 2002 are summarized as follows:

                                                                                     Weighted                  Weighted
                                                                                     Average                   Average
                                                                        Number       Exercise     Number       Exercise
                                                                     Outstanding      Price     Exercisable     Price
                                                                     -----------      -----     -----------     -----
Balance outstanding July 31, 1999 ...............................      387,822        $ 8.65      387,822        $8.65

2000
Exercised .......................................................     (100,543)       $ 8.00
                                                                     ---------
Balance outstanding July 31, 2000 and December 31, 2000 .........      287,279        $ 8.87      287,279        $8.87

2001 and 2002
Granted .........................................................       10,000        $26.05
Exercised .......................................................         (725)       $ 9.75
                                                                     ---------
Balance outstanding December 31, 2001 and 2002 ..................      296,554        $ 9.45      296,554        $9.45
                                                                     =========

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

      Purchases of common stock under the Purchase Plans during the year ended December 31, 2002 and 2001, the five months ended December 31, 2000, and the year ended July 31, 2000 are summarized as follows:

                                                           Qualified Plan                     Non-Qualified Plan
                                                           --------------                     ------------------
                                                     Shares                             Shares
                                                    Purchased         Price Range      Purchased            Price Range
                                                    ---------         -----------      ---------            -----------
2002...........................................      166,197          $2.62-$25.48       16,102             $2.47-$20.88
2001...........................................       68,109         $11.79-$25.48        2,640            $13.52-$23.43
Five months ended December 31, 2000............        9,544         $16.98-$25.91        3,950            $16.98-$25.91
2000...........................................       77,340          $6.59-$39.13        7,456             $6.59-$13.50

      In addition, the Board of Directors adopted an amendment, to increase the number of shares authorized for issuance under the Qualified Employee Stock Purchase Plan by 600,000 shares, which subsequently requires Shareholders' approval. As of December 31, 2002, including the shares subject to shareholder approval, there are 580,378 shares reserved for future purchases under the Qualified Plan and 28,443 shares reserved under the Non-Qualified Plan.

      The weighted-average fair values and exercise prices for the options granted during the years ended December 31, 2002, 2001 and 2000, the five months ended December 31, 2000, and the year ended July 31, 2000 are presented in the table below.

                                                                                                       Five Months
                                                                                                          Ended      Year Ended
                                                                        Year Ended December 31,        December 31,   July 31,
                                                                        -----------------------        ------------   --------
                           Name                                     2002        2001        2000(1)        2000         2000
                           ----                                     ----        ----        -------        ----         ----
Stock options granted in which the exercise price
  is equal to the market price of the stock on the grant date:
  Weighted average grant date fair market value ...............     $6.60       $10.71       $32.28       $14.36       $26.24
    Number or options granted .................................   593,051      759,318      840,550       24,250      959,751
  Weighted Average Exercise Price .............................    $19.56       $15.68       $45.61       $20.31       $41.67

Stock options granted in which the exercise price
  is more than the market price of the stock on the grant date:
  Weighted average grant date fair market value ...............     $9.16
    Number or options granted .................................   781,919
  Weighted Average Exercise Price .............................    $13.27          N/A          N/A          N/A          N/A

(1) Unaudited

11. Commitments

      Leases. The Company leases office and laboratory space under non-cancelable operating leases expiring in various years through 2007. As of December 31, 2002, future minimum rental payments are as follows (in 000's):

                                                                      Minimum
                                                                       Rental
Years Ending December 31,                                             Payments
-------------------------                                             --------
2003...............................................................     2,358
2004...............................................................     2,358
2005...............................................................     2,358
2006...............................................................     2,365
2007...............................................................     1,577
                                                                      -------
                                                                      $11,016
                                                                      =======

      In 1998, the Company entered into a sublease (the "Sublease") for a portion of its former premises, which expired in January 2002. Sublease rental income for the years ended December 31, 2002, 2001 and 2000, the five months ended December 31, 2000, the year ended July 31, 2000 was $0.02 million, $0.2 million, $0.2 million (unaudited), $0.1 million, and $0.2 million, respectively.

      Rent expense for the years ended December 31, 2002, 2001 and 2000, the five months ended December 31, 2000, and the year ended July 31, 2000 was approximately $2.0 million, $2.0 million, $1.3 million (unaudited), $0.6 million, and $1.2 million, respectively. Additional charges for real estate taxes and common maintenance charges for the years ended December 31, 2002, 2001 and 2000, the five months ended December 31, 2000, and the year ended July 31, 2000 were approximately $1.3 million, $1.1 million, $0.5 million (unaudited), $0.3 million, and $0.7 million, respectively.

      Other. The Company, for the years ended December 31, 2002, 2001 and 2000, the five months ended December 31, 2000, and the year ended July 31, 2000, made payments totaling approximately $1.8 million, $1.4 million, $1.4 million (unaudited), $0.01 million, and $0.5 million, respectively, to several universities and a research organization (the "Entities"), which is included in research and development expenses. Certain members of the Company's Board of Directors are affiliated with certain of these Entities. As of December 31, 2002, future aggregate payments to the Entities amount to approximately $0.1 million.

12. Retirement Plan

      The Company has a defined contribution retirement plan (the "Retirement Plan"), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Retirement Plan. The Company has agreed to make discretionary contributions to the Retirement Plan. For the years ended December 31, 2002, 2001 and 2000, the five months ended December 31, 2000, and the year ended July 31, 2000, the Company made contributions to the Retirement Plan totaling approximately $0.4 million, $0.4 million, $0.3 million (unaudited), $0.2 million, and $0.2 million, respectively.

13. The Emisphere Charitable Foundation, Inc.

      The Emisphere Charitable Foundation, Inc. (the "Foundation") intends to seek tax-exempt status under section 501(c)(3) of the Internal Revenue Code. The Foundation's charitable purpose is to grant financial assistance to pay expenses incurred by persons or their families who are suffering from serious, debilitating, or prolonged illnesses. The Company contributed Company stock options to the Foundation. Two officers of the Company are directors of the Foundation. The Foundation currently has 14,275 options to acquire an equal number of shares of the Company's common stock at an exercise price of $9.75 per share, all of which expire November 2003.

14. Collaborative Research Agreements

      The Company is a party to collaborative agreements with corporate partners (the "Partners") to provide research and development services relating to the Partners' products. These agreements are in the form of research collaboration and licensing agreements. In connection with these agreements, the Company has granted licenses or the rights to obtain licenses to the Company's oral drug delivery technology. In return, the Company will receive certain payments upon the achievement of milestones and will receive royalties on sales of products developed. Under these agreements, the Company will also be reimbursed for development costs. The Company also has the right to manufacture and supply to its Partners its delivery agents developed under these agreements.

      The Company also performs research and development for others pursuant to feasibility agreements, which are of short duration and are designed to evaluate the applicability of the Company's drug delivery agents to specific drugs. Under the feasibility agreements, the Company is generally reimbursed for the cost of work performed.

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

      In connection with the Lilly agreements, the Company has recognized contract research revenues of $2.9 million, $3.8 million, $3.4 million (unaudited), $1.2 million (including a $0.6 million milestone payment), and $2.2 million (including a $2.0 million milestone payment), for the years ended December 31, 2002, 2001 and 2000, the five months period ended December 31, 2000, and the year ended July 31, 2000, respectively.

      Novartis Pharma AG In connection with the 1997 research collaboration between the Company and Novartis, in February 2000, Novartis agreed to execute its option to acquire an exclusive license to develop and commercialize oral salmon calcitonin and to extend its collaboration with the Company to investigate the oral delivery of a second Novartis compound. Although Novartis' rights to certain financial terms concerning a second compound have expired, Emisphere and Novartis remain in active discussion to develop additional compounds using Emisphere's technology, and a number of viable second compounds candidates are under consideration.

      In connection with the Novartis agreement, the Company has recognized no income in 2002 and 2001, and $3.5 million (unaudited), $1.0 million, and $3.5 million (including a $2.0 million milestone payment and a $0.5 million milestone payment to obtain an option to use the eligen(TM) technology for a second compound), for the year ended December 31, 2000, the five months ended December 31, 2000, and the year ended July 31, 2000, respectively.

      Regeneron Pharmaceuticals Inc. In 2000, the Company entered into a research collaboration with Regeneron to investigate the applicability of the Company's technology to the development of an oral form of Regeneron's protein compound candidate in development, AXOKINE, for the treatment of obesity.

      In connection with the Regeneron agreement, the Company recognized contract research revenue of $0.03 million and $0.2 million for the years ended December 31, 2002 and 2001, respectively. Regeneron will continue to pay for all studies related to the pre-clinical product candidate development.

      Cubist Pharmaceuticals Inc. In November 2000, Emisphere entered into a research and development collaboration with Cubist for the oral delivery of daptomycin (being developed for injection as CIDECIN(TM)) and other lipopeptides. In connection with the Cubist agreement, the Company recognized contract research revenue of $0.3 million, $0.4 million, $0.1 million (unaudited), and $0.1 million, for the years ended December 31, 2002, 2001 and 2000, and the five months ended December 31, 2000, respectively. The parties are no longer collaborating on the development of oral formulations of daptomycin analogues.

15. Summarized Quarterly Financial Data (Unaudited)

     Following are summarized quarterly financial data for the years ended December 31, 2002 and 2001:

                                                                     2002
                                                                     ----
                                                March 31     June 30    September 30   December 31
                                                --------     -------    ------------   -----------
Total revenues ..............................  $      729   $    1,089   $      735    $      825
Operating loss ..............................     (21,521)     (24,559)     (12,313)      (11,299)
Net loss ....................................     (21,400)     (24,930)     (13,016)      (11,996)
Net loss per share, basic and diluted .......  $    (1.20)  $    (1.39)  $    (0.72)   $    (0.67)

                                                                     2001
                                                                     ----
                                                March 31     June 30    September 30   December 31
                                                --------     -------    ------------   -----------
Total revenues ..............................  $    1,559   $    1,358   $      727   $    1,084
Operating loss ..............................     (10,514)     (13,309)     (18,025)     (20,431)
Net loss ....................................      (8,265)     (11,556)     (17,040)     (19,673)
Net loss per share, basic and diluted .......  $    (0.47)  $    (0.65)  $    (0.96)  $    (1.11)

                                  EXHIBIT INDEX

                                                                  Incorporated
Exhibit                                                          by Reference(1)
-------                                                          ---------------
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

10.4     --Non-Qualified Employee Stock Purchase Plan.                   E(2)

10.5     --1995 Non-Qualified Stock Option Plan, as amended.             J(2)

10.6     --Directors' Deferred Compensation Stock Plan.                  F(2)

10.7     --Employment Agreement, dated July 31, 2000, between
           Michael M. Goldberg and Emisphere.                            K(2)

10.8     --Employment Agreement, dated December 5, 2001, between
           Alan W. Dunton and Emisphere.                                 L(2)

10.9     --Stock Option Agreements, dated January 1, 1991, February
           15, 1991, December 1, 1991, August 1, 1992 and October 6,
           1995 between Michael M. Goldberg and Emisphere.               E(2)(3)

10.10    --Stock Option Agreement, dated July 31, 2000, between
           Michael M.Goldberg and Emisphere.                             K(2)

10.11(a) --Non-Qualified Stock Option Agreement dated February 7,
           2002, between Alan W. Dunton and Emisphere.                   L(2)

10.11(b) --Incentive Stock Option Agreement dated February 7, 2002,
           between Alan W. Dunton and Emisphere.                         L(2)

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

10.17    --Research Collaboration and Option Agreement dated as of
           June 8, 2000 between Emisphere and Eli Lilly and Company.     K(4)

10.18    --Research Collaboration and Option Agreement dated March
           8, 2000 between Emisphere and Regeneron Pharmaceuticals, Inc. I(4)

10.19(a) --License Agreement dated as of April 7, 1998 between
           Emisphere and Eli Lilly and Company.                          K(4)

10.19(b) --License Agreement, dated as of April 7, 1998, between
           Emisphere and Eli Lilly and Company.                          K(4)

                                                                  Incorporated
Exhibit                                                          by Reference(1)
-------                                                          ---------------

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

10.20(c) --Amendment to Lease Agreement, dated as of March 31,
           2000, between Emisphere and Eastview Holdings, LLC.            K

10.21    --Promissory Note, dated June 15, 2001, by Lewis H. Bender
           in favor of Emisphere.                                         K(2)

10.22    --Promissory Note, dated July 31, 2000, by Michael M.
           Goldberg in favor of Emisphere                                 K(2)

10.23    --Emisphere Technologies, Inc. 2000 Stock Option Plan            K(2)

10.24    --Amendment to Emisphere Technologies, Inc. Qualified
           Employee Stock Purchase Plan                                   M(2)

23.1     --Consent of PricewaterhouseCoopers LLP                          *

99.1     --Certification Pursuant to 18 U.S.C. Section 1350, As
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002                                                        *

99.2     --Certification Pursuant to 18 U.S.C. Section 1350, As
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002                                                        *

--------
*           Filed herewith.

(1) If not filed herewith, filed as an exhibit to the document referred to by letter as follows:
      A. Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999.
      B.    Registration Statement on Form 8-A12G/A dated and filed June 7,
            2001.
      C.    Current Report on Form 8-K dated July 2, 1999.
      D.    Annual Report on Form 10-K for the fiscal year ended July 31, 1997.
      E.    Annual Report on Form 10-K for the fiscal year ended July 31, 1995.
      F.    Annual Report on Form 10-K for the fiscal year ended July 31, 1998.
      G. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997.
      H. Quarterly Report on Form 10-Q for the quarterly Period ended January 31, 1997.
      I. Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
      J.    Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
      K.    Annual Report on Form 10-K for the fiscal year ended July 31, 2000.
      L.    Annual Report on Form 10-K for the year ended December 31, 2001.
      M.    Registration Statement on Form S-8 dated and filed on November 27,
            2002.
(2)   Management contract or compensatory plan or arrangement.
(3)   Omitted in part pursuant to Instruction 2 of Item 601 of Regulation S-K.
(4) Portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the Securities and Exchange Commission.