Form 10-Q
period 2003-03-31
EMISPHERE TECHNOLOGIES INC
filed 2003-05-15
CIK 805326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)    |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2003

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

                                            (914) 785-4701
                          (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares of the Registrant's common stock, $.01 par value, outstanding as of May 3, 2003 was 18,027,977.

================================================================================

                          EMISPHERE TECHNOLOGIES, INC.

                                     Index

PART I.     FINANCIAL INFORMATION                                              PAGE
                                                                               ----
Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets as
            of March 31, 2003 and December 31, 2002...............................3

            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 2003 and 2002....................4

            Condensed Consolidated Statements of Cash
            Flows for the three months ended March 31,
            2003 and 2002.........................................................5

            Notes to Condensed Consolidated Financial
            Statements............................................................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................10

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk....................................................13

Item 4.     Controls and Procedures..............................................14

PART II.    OTHER INFORMATION

Item 4      Submission of Matters to a Vote for Security Holders.................15

Item 5      Other Information....................................................15

Item 6.     Exhibits and Reports on Form 8-K.....................................15

SIGNATURES.......................................................................16

CERTIFICATION....................................................................17

      All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

Item 1. FINANCIAL STATEMENTS

                          EMISPHERE TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                        (in thousands, except share data)

                                                                              March 31,        December 31,
                                                                                2003              2002
                                                                             -----------       -----------
                                                                             (unaudited)
Assets:
Current assets:
      Cash and cash equivalents ...........................................   $  18,928        $  22,784
      Investments .........................................................      33,848           37,676
      Receivables and other current assets ................................       1,799            2,285
                                                                              ---------        ---------
          Total current assets ............................................      54,575           62,745
Equipment and leasehold improvements, net of
    accumulated depreciation and amortization .............................      21,432           23,282
Land, building and equipment held for sale ................................       5,083            4,520
Purchased technology, net .................................................       2,692            2,752
Investments ...............................................................      12,766           13,241
Other assets ..............................................................       1,412            1,426
                                                                              ---------        ---------
          Total assets ....................................................   $  97,960        $ 107,966
                                                                              =========        =========
Liabilities and Stockholders' Equity:
Current liabilities:
      Accounts payable and accrued expenses ...............................   $   3,676        $   5,324
      Deferred lease liability ............................................         412              412
                                                                              ---------        ---------
          Total current liabilities .......................................       4,088            5,736
Note payable ..............................................................      34,425           33,181
Deferred lease liability, net of current portion ..........................       1,409            1,509
                                                                              ---------        ---------
          Total liabilities ...............................................      39,922           40,426
                                                                              ---------        ---------
Stockholders' equity:
      Preferred stock, $.01 par value; authorized
        1,000,000 shares; none issued and outstanding
      Common stock, $.01 par value; authorized
        40,000,000 shares; issued 18,269,000 shares
        (18,025,000 outstanding) as of March 31, 2003,
        and issued 18,253,000 shares (18,009,000 outstanding)
        as of December 31, 2002 ...........................................         183              182
      Additional paid-in capital ..........................................     321,743          321,292
      Note receivable from officer and director............................        (804)            (804)
      Accumulated deficit .................................................    (260,028)        (250,164)
      Accumulated other comprehensive income ..............................         731              821
                                                                              ---------        ---------
                                                                                 61,825           71,327
      Less, common stock held in treasury, at cost; 244,000 shares ........      (3,787)          (3,787)
                                                                              ---------        ---------
          Total stockholders' equity ......................................      58,038           67,540
                                                                              ---------        ---------
          Total liabilities and stockholders' equity ......................   $  97,960        $ 107,966
                                                                              =========        =========

The accompanying notes are an integral part of the financial statements

                             EMISPHERE TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2003 and 2002
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                                    For the Three Months Ended
                                                                            March 31,
                                                                  ------------------------------
                                                                        2003            2002
                                                                  -------------    -------------
Contract research revenues ...................................    $         26     $        729
                                                                  ------------     ------------
Costs and expenses:
      Research and development ...............................           4,964           17,631
      General and administrative expenses ....................           2,539            3,203
      Loss on impairment of long-lived assets ................               4
      Depreciation and amortization ..........................           1,517            1,416
                                                                  ------------     ------------
                  Total expenses .............................           9,024           22,250
                                                                  ------------     ------------
                  Operating loss .............................          (8,998)         (21,521)
                                                                  ------------     ------------
Investment (expense) and income:
      Investment income ......................................             378            1,201
      Interest expense and other .............................          (1,244)          (1,080)
                                                                  ------------     ------------
                   Total investment (expense) and income .....            (866)             121
                                                                  ------------     ------------
Net loss .....................................................    $     (9,864)    $    (21,400)
                                                                  ============     ============
Net loss per share, basic and diluted ........................    $      (0.55)    $      (1.20)
                                                                  ============     ============
Weighted average shares outstanding, basic and diluted .......      18,020,000       17,833,000
                                                                  ============     ============

The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                 (in thousands)
                                  (Unaudited)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                      2003          2002
                                                                                    ---------    ----------
Cash flows from operating activities:
      Net loss .................................................................    $ (9,864)    $ (21,400)
                                                                                    --------     ---------
      Adjustments to reconcile net loss to net cash used
      in operating activities:
              Depreciation and amortization ....................................       1,457         1,275
              Amortization of purchased technology .............................          60           141
              Impairment of fixed assets .......................................           4
              Amortization of discount on investments ..........................         (16)          (18)
              Net realized gain on sale of investments .........................                      (377)
              Non-cash interest expense ........................................       1,244         1,077
              Non-cash compensation ............................................         423

      Changes in assets and liabilities:
              Decrease in deferred lease liability .............................        (100)          (54)
              Decrease in deferred revenue .....................................                        (8)
              Decrease in receivables and other current assets .................         486           322
              Decrease in other assets .........................................          14
              (Decrease) Increase in accounts payable and accrued expenses .....      (1,648)          278
                                                                                    --------     ---------
                 Total adjustments .............................................       1,924         2,636
                                                                                    --------     ---------
                      Net cash used in operating activities ....................      (7,940)      (18,764)

Cash flows from investing activities:
              Proceeds from maturity of investments ............................      10,542       104,906
              Purchases of investments .........................................      (6,313)      (74,992)
              Proceeds from sale of fixed assets ...............................          36
              Capital expenditures .............................................        (210)       (1,431)
                                                                                    --------     ---------
                       Net cash provided by investing activities ...............       4,055        28,483

Cash flows from financing activities:
              Proceeds from exercise of options ................................          29           454
                                                                                    --------     ---------
                       Net cash provided by financing activities ...............          29           454
                                                                                    --------     ---------
                       Net (decrease)increase in cash and cash equivalents .....      (3,856)       10,173
Cash and cash equivalents, beginning of period .................................      22,784        42,853
                                                                                    --------     ---------
Cash and cash equivalents, end of period .......................................    $ 18,928     $  53,026
                                                                                    ========     =========

The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Financial Statements

      The accompanying unaudited Condensed Consolidated Financial Statements of Emisphere Technologies, Inc. ("Emisphere" or the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of Emisphere's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

      In the opinion of management, the accompanying Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere's financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere's Annual Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

      The results of operations for any interim period are not necessarily indicative of the results for the full year.

      Certain balances in the prior year have been reclassed to conform with current year presentation. Reclassification had no effect on the Condensed Consolidated Statements of Operations.

2.    Stock-Based Employee Compensation

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

      The Company has several stock-based compensation plans: the 1991 and 2000 Stock Option Plans, the 2002 Broad based Plan and the 1995 Non-Qualified Stock Option Plan (individually, the "91 Plan", "00 Plan", "02 Plan" and "95 Plan," respectively, or collectively, the "Plans"). In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123" ("SFAS No. 148"), pro forma operating results have been determined as if the Company had prepared its financial statements in accordance with the fair value based method. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value based method of accounting for stock based compensation. Since option grants awarded during 2003 and 2002 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value-based method.

                                                                      Three Months Ended
                                                                           March 31,
                                                                     ---------------------
                                                                        2003        2002
                                                                     ---------    --------
                  Net loss, as reported .........................    $ (9,864)    (21,400)

                  Add: Stock-based employee compensation expense
                       included in reported net loss ............          99
                  Deduct: Total stock-based employee compensation
                       expense determined under fair value based
                        method for all awards ...................      (1,913)     (1,627)

                  Pro forma net loss ............................    $(11,678)    (23,027)

                  Net loss per share amounts, basic and
                       diluted:

                      As reported ...............................    $  (0.55)      (1.20)
                      Pro forma .................................    $  (0.65)      (1.29)

      For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of options granted: expected volatility of 96% in 2003, and 82% in 2002, expected lives of five years, zero dividend yield, and weighted-average risk-free interest rate of 2.9% in 2003, and 5.0% in 2002. For the Employee Stock Purchase Plans it is not practicable to reasonably estimate the fair value of an award at the grant date. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. The Company calculates estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the quarter.

      The fair value of options and warrants granted to non-employees for goods or services is expensed as the goods are utilized or the services performed. During the quarter ended March 31, 2003, the Company granted fully vested options to two consultants. As a result of these grants, the Company recorded compensation expense of $0.4 million for the quarter ended March 31, 2003..

3.    Restructuring

      On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure. In the third quarter of 2002, the Company evaluated several alternatives to consolidate its two research facilities in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending, and raise cash. The decision was made to dispose of the Farmington research facility. As a result of the restructuring plan, the Company announced a reduction in force, which was implemented during May and June 2002 at the Tarrytown facility and November and December 2002 at the Farmington facility. The Company terminated 91 full-time and 26 temporary employees, including 14 administrative personnel and 103 scientists and research assistants. In March 2003, the Company terminated two additional administrative personnel. Three employees will remain until final disposition of the Connecticut research facility. The Company paid approximately $0.18 million in stay bonuses to the severed employees during the phase out of operations at Farmington. These events resulted in the reduction of the Company's full-time work force by approximately 50%.

      As of March 31, 2003, there were no disbursements or adjustments to the restructuring reserve of $0.12 million as of December 31, 2002. The two severed employees were paid out in April 2003, thereby reducing the reserve by $0.01 million. The reserve is included in accounts payable and accrued expenses in the consolidated balance sheet as of March 31, 2003.

4.    Impairment of Long-Lived Assets

      At March 31, 2003, management performed an evaluation of the recoverability of the Purchased Technology related to the solid forms of oral heparin. Since the studies related to this formulation are proceeding as planned, management estimates that future undiscounted cash flows from programs related to the solid forms of oral heparin are sufficient to realize the carrying value of the asset and, therefore, an impairment of the Purchased Technology has not been triggered as of March 31, 2003.

      In connection with the decision to dispose of the Farmington facility the Company performed an evaluation of the equipment at Farmington and transferred certain equipment which will be used or is currently in use at the Tarrytown facility. At March 31, 2003, the Company reevaluated the remaining equipment and the land and building for potential impairment. The Company's evaluation was based upon the estimated undiscounted future cash flows from six potential offers from third parties. The offers ranged from preserving the facility as a medical research facility to selling the land and building as a unit and selling the equipment on the used equipment market. The Company estimated the probability of accepting each potential offer and applied the probability to the estimated undiscounted future cash flow of that offer. The sum of the calculations for the six offers is a weighted-average estimate of undiscounted future cash flows. Based on this estimate of expected proceeds, an impairment loss of the carrying value of the land, building and equipment has not been triggered as of March 31,2003. The land, building, and equipment that are available for sale are included at their carrying value in "Land, building and equipment held for sale" in the consolidated balance sheet as of March 31, 2003. The carrying value of the land, building, and equipment held for sale is approximately $1.17 million, $1.81 million and $2.10 million, respectively. The carrying value of the equipment currently retained for use by Emisphere is $0.24 million and is included in "Equipment and leasehold improvements, net of accumulated depreciation and amortization" in the consolidated balance sheet as of March 31, 2003. In the event that the Company is not successful in selling the Farmington facility, the Company may be required to write down the carrying value of the land, building and equipment to a revised estimate of fair value.

5.    Net Loss Per Share

      Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. For all periods presented, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. Stock options that have been excluded from diluted net loss per share amounted to 4,959,512 and 5,782,025 for the three months ended March 31, 2003 and 2002, respectively.

6.    Comprehensive Loss

      Emisphere's comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss amounted to approximately $10.0 million and $22.0 million for the three months ended March 31, 2003 and 2002, respectively.

7.    Ebbisham Limited

      Ebbisham Limited ("Ebbisham"), was an Irish corporation owned jointly by Elan Corporation, plc ("Elan") and the Company until July 1999, when the Company acquired Elan's ownership interest in Ebbisham. In March 2002, Ebbisham was liquidated.

8.    Related Party Transaction

      In February 2002, the Company cancelled 70,000 fully vested options that had been granted to an outside director under the Option Plan for Outside Directors. The director was paid cash consideration, and the Company recognized compensation expense of $0.3 million which was equal to the intrinsic value of the options on the date of cancellation.

9.    Recently Issued Accounting Standards

      On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights

("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for VIEs created before February 1, 2003 and is effective immediately VIEs created after January 31, 2003.

      The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46. This standard may apply to the Company should transactions falling within the scope of this standard arise in the future.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Contract research revenues were $0.03 million in the first quarter of 2003. Revenues for the quarter ended March 31, 2003 related to research and development expense reimbursement primarily under our collaborative agreements with Eli Lilly and Company. Contract research revenues recorded in the first quarter of 2002 amounted to $0.73 million. Revenues for the first quarter decreased by $0.7 million compared to the same period 2002, primarily due to the winding down of Phase I clinical studies in collaboration with Eli Lilly and Company, which amounted to $0.5 million of the decrease, as well as a reduction in preclinical work performed for Cubist Pharmaceuticals, Inc. of $0.2 million. As these studies reach conclusion of the first stage of preclinical or Phase I clinical trials, payments made by collaborators are anticipated to be lower, reflecting the reduced efforts of Emisphere. Costs of contract research revenues approximate such revenues and are included in research and development expenses.

      Total operating expenses were $9.0 million in the quarter ended March 31, 2003 a decrease of $13.2 million, or 59%, compared to the same period last year. The details of this decrease are as follows:

      Research and development costs were $5.0 million in the quarter ended March 31, 2003, a decrease of $12.7 million or 72%, compared to the same period last year. Out of the $12.7 million decrease, clinical trial expenses decreased by $6.9 million due to the costs incurred in 2002 associated with the PROTECT(R)Trial, initiation costs of the planned Protect 2 Trial as well as a number of Phase I trials related to oral insulin, SNAC/heparin, SNAD/heparin, oral cromolyn sodium and other projects that did not take place in 2003. The balance of the $5.8 million decrease was in research and development operating expenses that related to the support of the clinical trials. As further discussed below, the restructuring reduced the workforce by 50% and the Farmington research facility ceased operations by the end of 2002.

      General and administrative expenses were $2.5 million in the quarter ended March 31, 2003, a decrease of $0.7 million, or 21%, compared to the same period last year. This decrease is primarily related to the reduced support of the clinical trials, reduction of staff and the closing of the Farmington, Connecticut research facility.

      On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure. In the third quarter of 2002, the Company evaluated several alternatives to consolidate its two research facilities in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending, and raise cash. The decision was made to dispose of the Farmington research facility. As a result of the restructuring plan, the Company announced a reduction in force, which was implemented during May and June 2002 at the Tarrytown facility and November and December 2002 at the Farmington facility. The Company terminated 91 full-time and 26 temporary employees, including 14 administrative personnel and 103 scientists and research assistants. In March 2003, the Company terminated two additional administrative personnel. Three employees will remain until final disposition of the Connecticut research facility. The Company paid approximately $0.18 million in stay bonuses to the severed employees during the phase out of operations at Farmington. The restructuring plan resulted in the reduction of the Company's full-time work force by approximately 50%.

      As of March 31, 2003, there were no disbursements or adjustments to the restructuring reserve of $0.12 million as of December 31, 2002. The two severed employees were paid out in April 2003, thereby reducing the reserve by $0.01 million. The reserve is included in accounts payable and accrued expenses in the consolidated balance sheet as of March 31, 2003.

      At March 31, 2003, management performed an evaluation of the recoverability of the Purchased Technology related to the solid forms of oral heparin. Since the studies related to this formulation are proceeding as planned, management estimates that future undiscounted cash flows from programs related to the solid forms of oral heparin are sufficient to realize the carrying value of the asset and, therefore, an impairment of the Purchased Technology has not been triggered as of March 31, 2003.

      In connection with the decision to dispose of the Farmington facility the Company performed an evaluation of the equipment at Farmington and transferred certain equipment which will be used or is currently in use at the Tarrytown facility. At March 31, 2003, the Company reevaluated the remaining equipment and the land and building for potential impairment. The Company's evaluation was based upon the estimated undiscounted future cash flows from six potential offers from third parties. The offers ranged from preserving the facility as a medical research facility to selling the land and building as a unit and selling the equipment on the used equipment market. The Company estimated the probability of accepting each potential offer and applied the probability to the estimated undiscounted future cash flow of that offer. The sum of the calculations for the six offers is a weighted-average estimate of undiscounted future cash flows. Based on this estimate of expected proceeds, an impairment loss of the carrying value of the land, building and equipment has not been triggered as of March 31, 2003. The land, building, and equipment that are available for sale are included at their carrying value in "Land, building and equipment held for sale" in the consolidated balance sheet as of March 31, 2003. The carrying value of the land, building, and equipment held for sale is approximately $1.17 million, $1.81 million and $2.10 million, respectively. The carrying value of the equipment currently retained for use by Emisphere is $0.24 million and is included in "Equipment and leasehold improvements, net of accumulated depreciation and amortization" in the consolidated balance sheet as of March 31, 2003. In the event that the Company is not successful in selling the Farmington facility, the Company may be required to write down the carrying value of the land, building and equipment to a revised estimate of fair value.

      Depreciation and amortization costs were $1.5 million in the quarter ended March 31, 2003, an increase of $0.1 million, or 7%, compared to the same period of 2002. This increase is mainly the result of amortization expense for leasehold improvements related to additional laboratory and office space placed into service throughout 2002 partially offset by assets retired from service at the Farmington research facility and included in "Land, building and equipment held for sale" in the Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002.

      As a result of the above, our operating loss was $9.0 million in the quarter ended March 31, 2003, a decrease of $12.5 million, or 58% as compared to $21.5 million for the quarter ended March 31, 2002.

      Investment income and expense decreased to approximately $0.9 million of expense, a decrease of $1.0 million compared to $0.1 million of income in the comparative period in 2002. The change is primarily the result of a decrease in investment income of $0.8 million, and an increase in interest expense of $0.2 million. The decrease in investment income resulted from lower cash and investment balances, and interest rates.

      Based on the above, we sustained a net loss of $9.9 million in the quarter ended March 31, 2003 as compared to a net loss of $21.4 million in the same period of 2002.

Liquidity and Capital Resources

      As of March 31, 2003, total cash, cash equivalents and investments was $65.5 million, a decrease of $8.2 million as compared to December 31, 2002.

      Net cash used in operations was $7.9 million in the quarter ended March 31, 2003, as compared to $18.8 million in the quarter ended March 31, 2002. This decrease is primarily the result of the Company's restructuring efforts after the announcement of the completion of its Phase III trial and the subsequent closing of the Company's Farmington, Connecticut facility which reduced the workforce by approximately 50% and decreased research and development efforts.

      Capital expenditures were approximately $0.2 million in the quarter ended March 31, 2003, as compared to $1.4 million for the same period in 2002. The decrease in capital expenditures is due to the substantial reduction of all capital projects as well as the new business model adopted after the restructuring as outlined below.

      Cash provided by financing activities decreased by $0.4 million during the first quarter 2003 when compared to the same period last year due the company's lower share price and a decrease in stock option exercise activities.

      Emisphere's business model is to conduct Proof of Concept Phase I and II clinical trials with the objective of attracting partners to commercialize the Company's products without additional funding by Emisphere. This business model will significantly reduce the Company's cash requirements in that the Company does not plan to self fund projects beyond Phase I and II clinical trials. In 2003 the Company expects no oral heparin solution clinical development expenses as the program was discontinued in May 2002. However, given its focused business model of out-licensing rather than on self development of products, the Company expects to expand the its partnering efforts to partner its products, including oral insulin, solid heparin, cromolyn sodium and other products. As a result, even though the Company expects to continue to incur operating losses, these losses are estimated to be significantly less that those incurred in 2002.

      Likewise, Emisphere's cash requirements are expected to continue to decrease due to the more focused business model. These reduced costs include, but are not limited to, decreases in personnel-related costs and operating costs at the Tarrytown and the Connecticut facilities, leasing of certain capital equipment, and potential sub leasing of office space in the Tarrytown facility. Capital expenditures are expected to be in the range of $1 to $1.5 million in 2003. Purchases may be financed by a lease arrangement.

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

The following table summarizes our contractual obligations for long-term debt, clinical research organization expense and research consulting agreements as of March 31, 2003:

                                                                                        Amount Due in
                                                     Total         Less than                                        More than
Type of Obligation                                Obligation         1 year       1 to 3 years     3 to 5 years      5 years
                                                 -------------    ------------    ------------     -------------    ---------
Long-Term Debt (1) ........................      $55.0 million                                     $55.0 million
Clinical Research Organizations ...........        1.0 million    $1.0 million
Research consultant agreements ............        0.1 million     0.1 million
                                                 -------------    ------------    ------------     -------------    ---------
         Total ............................      $56.1 million    $1.1 million                     $55.0 million
                                                 =============    ============    ============     =============    =========

(1) In July 1999, the Company acquired Elan Corporation, plc's ("Elan's") ownership interest in Ebbisham ( a joint venture vehicle created by the Company and Elan), in exchange for a seven year, $20.0 million zero coupon note due 2006 carrying a 15% interest rate, compounding semi-annually, plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. In connection with any payment on the Note made by the Company, the Company has the right to require Elan to purchase the Company's common stock at the market price at an aggregate price equal to such payment made, subject to the following conditions: (i) the acceptance by the FDA of a new drug application from the Company involving any heparin product, (ii) the Company's closing stock price remaining at or above $25.00 per share for the 20 consecutive trading days prior to the date the Company exercises this right and (iii) the exercise of this right would not require the application of the equity accounting method by Elan. At March 31, 2003, the balance on the Elan Note was approximately $34.4 million.

Future Impact of Recently Issued Accounting Standards.

      On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for VIEs created before February 1, 2003 and is effective immediately VIEs created after January 31, 2003.

      The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46. This standard may apply to the Company should transactions falling within the scope of this standard arise in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Emisphere's primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. The Company's cash equivalents and marketable securities totaled $61.2 million at March 31, 2003. Approximately $52.3 million, of which $40.6 million were short-term and $11.7 million were long-term investments, had fixed interest rates, and $8.9 million, of which $7.8 million were short-term, and $1.1 million were long- term investments, with variable interest rates.

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

PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Item 5.  OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 2) and the notes to Emisphere's unaudited financial statements (Item 1) as well as certain oral statements made from time to time by representatives of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (but are not limited to) statements regarding: planned or expected studies and trials of oral formulations that utilize Emisphere's technology; the timing of the development and commercialization of Emisphere's products; potential products that may be developed using Emisphere's eligen(TM) technology; the potential market size, advantages or therapeutic uses of Emisphere's products; variation in actual savings and operating improvements resulting from current restructurings; and the sufficiency of Emisphere's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Emisphere's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of Emisphere's solid oral heparin product and Emisphere's ability to find a marketing partner to help us commercialize it; prospects for Emisphere's salmon calcitonin product candidate in development with a partner; the viability of Emisphere's other product candidates, most of which are in the early stages of development; the need to obtain regulatory approval for Emisphere's product candidates; Emisphere's dependence on collaborative partners to develop and commercialize products; Emisphere's ability to fund such efforts with or without partners and uncertainty as to the timing and outcome commercialization decisions made by Emisphere's collaborative partners; Emisphere's absence of profitable operations and need for additional capital; Emisphere's dependence on patents and proprietary rights; and other factors described in this Report and Emisphere's Annual Report on Form 10-K for the year ending December 31, 2002 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors".

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

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith).

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith).

      (b)   Reports on Form 8-K
               None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003
                                        Emisphere Technologies, Inc.


                                        /s/ Michael M. Goldberg, M.D.
                                        ----------------------------------------
                                        Michael M. Goldberg, M.D.
                                        Chairman and CEO


                                        /s/ Fredrick D. Cobb
                                        ----------------------------------------
                                        Fredrick D. Cobb
                                        Assistant Vice President Finance
                                        and Accounting
                                        (Principal Financial Officer)

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

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                                        /s/ Michael M. Goldberg, M.D.
                                        ----------------------------------------
                                        Michael M. Goldberg, M.D.
                                        Chairman and CEO

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

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                                        /s/ Fredrick D. Cobb
                                        ----------------------------------------
                                        Fredrick D. Cobb
                                        Assistant Vice President
                                        Finance and Accounting
                                        (Principal Financial Officer)