Form 10-Q
period 2003-06-30
EMISPHERE TECHNOLOGIES INC
filed 2003-08-14
CIK 805326

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of August 12, 2003 was 18,059,914.

================================================================================

                         EMISPHERE TECHNOLOGIES, INC.

                                     Index

PART I.    FINANCIAL INFORMATION                                                        PAGE
                                                                                        ----
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of June 30, 2003 and
            December 31, 2002 .........................................................    3

           Condensed Consolidated Statements of Operations for the three months and
            six months ended June 30, 2003 and 2002 ...................................    4

           Condensed Consolidated Statements of Cash Flows for the six months ended
            June 30, 2003 and 2002 ....................................................    5

           Notes to Condensed Consolidated Financial Statements .......................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
            of Operations .............................................................   11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .................   17

Item 4.    Controls and Procedures ....................................................   17

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote for Security Holders .......................   18

Item 5.    Other Information ..........................................................   18

Item 6.    Exhibits and Reports on Form 8-K ...........................................   19

SIGNATURES ............................................................................   20

      All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

Item 1. FINANCIAL STATEMENTS

                          EMISPHERE TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
                        (in thousands, except share data)

                                                                              June 30,      December 31,
                                                                                2003            2002
                                                                            ------------   -------------
                                                                             (unaudited)
Assets:
Current assets:
   Cash and cash equivalents ............................................    $   18,971     $   22,784
   Investments ..........................................................        25,063         37,676
   Receivables and other current assets .................................         1,291          2,285
                                                                             ----------     ----------
      Total current assets ..............................................        45,325         62,745
Equipment and leasehold improvements, net of accumulated depreciation
 and amortization .......................................................        20,662         23,282
Land, building and equipment held for sale, net of accumulated
 depreciation ...........................................................         3,734          4,520
Purchased technology, net ...............................................         2,632          2,752
Investments .............................................................        13,622         13,241
Other assets ............................................................         1,432          1,426
                                                                             ----------     ----------
      Total assets ......................................................    $   87,407     $  107,966
                                                                             ==========     ==========
Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable and accrued expenses ................................    $    3,455     $    5,324
   Deferred lease liability, current portion ............................           412            412
                                                                             ----------     ----------
      Total current liabilities .........................................         3,867          5,736
Note payable ............................................................        35,669         33,181
Deferred lease liability, net of current portion ........................         1,305          1,509
                                                                             ----------     ----------
      Total liabilities .................................................        40,841         40,426
                                                                             ----------     ----------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding ..............................................
   Common stock, $.01 par value; authorized 40,000,000 shares;
    issued 18,299,000 shares (18,055,000 outstanding) as of June 30,
    2003, and issued 18,253,000 shares (18,009,000 outstanding) as
    of December 31, 2002 ................................................           183            182
   Additional paid-in capital ...........................................       321,801        321,292
   Note receivable from officer and director ............................          (804)          (804)
   Accumulated deficit ..................................................      (271,474)      (250,164)
   Accumulated other comprehensive income ...............................           647            821
                                                                             ----------     ----------
                                                                                 50,353         71,327
   Less, common stock held in treasury, at cost; 244,000 shares .........        (3,787)        (3,787)
                                                                             ----------     ----------
      Total stockholders' equity ........................................        46,566         67,540
                                                                             ----------     ----------
      Total liabilities and stockholders' equity ........................    $   87,407     $  107,966
                                                                             ==========     ==========

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months and six months ended June 30, 2003 and 2002
                       (in thousands, except share data)
                                  (Unaudited)

                                                     For the three months ended         For the six months ended
                                                              June 30,                          June 30,
                                                   -------------------------------   -------------------------------
                                                        2003             2002             2003             2002
                                                   --------------   --------------   --------------   --------------
Contract research revenues .....................    $       246      $     1,089      $       272      $     1,818
                                                    -----------      -----------      -----------      -----------
Costs and expenses:
 Research and development ......................          5,430           15,582           10,394           33,214
 General and administrative expenses ...........          2,806            2,795            5,345            5,998
 Restructuring .................................            (73)           1,331              (73)           1,331
 Loss on impairment of intangible and fixed
   assets ......................................          1,036            4,404            1,040            4,404
 Depreciation and amortization .................          1,562            1,536            3,079            2,952
                                                    -----------      -----------      -----------      -----------
   Total expenses ..............................         10,761           25,648           19,785           47,899
                                                    -----------      -----------      -----------      -----------
   Operating loss ..............................        (10,515)         (24,559)         (19,513)         (46,081)
                                                    -----------      -----------      -----------      -----------
Investment income and expense:
 Investment income and other ...................            380              706              758            1,907
 Loss on sale of fixed assets ..................            (66)                              (66)
 Interest expense and other ....................         (1,245)          (1,077)          (2,489)          (2,157)
                                                    -----------      -----------      -----------      -----------
   Total investment income and expense .........           (931)            (371)          (1,797)            (250)
                                                    -----------      -----------      -----------      -----------
Net loss .......................................    $   (11,446)     $   (24,930)     $   (21,310)     $   (46,331)
                                                    ===========      ===========      ===========      ===========
Net loss per share, basic and diluted ..........    $     (0.63)     $     (1.39)     $     (1.18)     $     (2.60)
                                                    ===========      ===========      ===========      ===========
Weighted average shares outstanding, basic
 and diluted ...................................     18,048,000       17,872,000       18,034,000       17,845,000
                                                    ===========      ===========      ===========      ===========

    The accompanying notes are an integral part of the financial statements

                         EMISPHERE TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2003 and 2002
                                (in thousands)
                                  (Unaudited)

                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                            ---------------------------------
                                                                                  2003              2002
                                                                            ---------------   ---------------
Cash flows from operating activities:
 Net loss ...............................................................      $(21,310)         $(46,331)
                                                                               --------          --------
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .......................................         2,959             2,670
    Amortization of purchased technology ................................           120               281
    Impairment of intangible and fixed assets ...........................         1,040             4,404
    Loss on sale of fixed assets (net) ..................................            62
    Amortization of discount on investments .............................           (44)               (9)
    Net realized gain on sale of investments ............................                            (387)
    Non-cash interest expense ...........................................         2,489             2,153
    Non-cash compensation expense .......................................           422               109
 Changes in assets and liabilities:
    Decrease (Increase) in receivables and other current assets .........           994              (674)
    Increase in other assets ............................................            (6)             (300)
    Decrease in accounts payable and accrued expenses ...................        (1,869)           (2,901)
    Decrease in deferred lease liability ................................          (204)             (101)
    Decrease in deferred revenue ........................................                              (8)
                                                                               --------          --------
      Total adjustments .................................................         5,963             5,237
                                                                               --------          --------
       Net cash used in operating activities ............................       (15,347)          (41,094)
Cash flows from investing activities:
    Proceeds from maturity of investments ...............................        25,197            64,190
    Purchases of investments ............................................       (13,094)          (32,781)
    Proceeds from sale of fixed assets ..................................           127
    Capital expenditures ................................................          (782)           (2,516)
                                                                               --------          --------
       Net cash provided by investing activities ........................        11,448            28,893
Cash flows from financing activities:
    Proceeds from exercise of options ...................................            86               860
                                                                               --------          --------
       Net cash provided by financing activities ........................            86               860
                                                                               --------          --------
       Net decrease in cash and cash equivalents ........................        (3,813)          (11,341)
Cash and cash equivalents, beginning of period ..........................        22,784            42,853
                                                                               --------          --------
Cash and cash equivalents, end of period ................................      $ 18,971          $ 31,512
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

     In the opinion of management, the accompanying Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere's financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere's Annual Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

     The results of operations for any interim period are not necessarily indicative of the results for the full year.

     Certain balances in the prior year have been reclassified to conform with current year presentation. The reclassification had no effect on the Condensed Consolidated Statements of Operations.

2. Stock-Based Compensation

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

     The Company has several stock-based compensation plans: the 1991 and 2000 Stock Option Plans, the 2002 Broad based Plan, the 1997 Directors' Option Plan and the 1995 Non-Qualified Stock Option Plan (individually, the "91 Plan", "00 Plan", "02 Plan", "97 Plan" and "95 Plan," respectively, or collectively, the "Plans"). In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123" ("SFAS No. 148"), pro forma operating results have been determined as if the Company had prepared its financial statements in accordance with the fair value based method. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value based method of accounting for stock based compensation. Since option grants awarded during 2003 and 2002 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value-based method.

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                    ----------------------------   ----------------------------
                                                         2003           2002            2003           2002
                                                    -------------   ------------   -------------   ------------
Net loss, as reported ...........................     $ (11,446)       (24,930)      $ (21,310)       (46,331)
Add: Stock based employee compensation
 expense included in reported net loss ..........            61                            160
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards .........        (1,843)        (1,834)         (3,756)        (3,461)
                                                      ---------        -------       ---------        -------
Proforma net loss ...............................     $ (13,228)       (26,764)      $ (24,906)       (49,792)
Net loss per share amounts, basic and diluted:
 As reported ....................................     $   (0.63)         (1.39)      $   (1.18)         (2.60)
 Pro forma ......................................     $   (0.73)         (1.50)      $   (1.38)         (2.79)

Black-Scholes Assumptions:
                                                                 2003                           2002
                                                         First           Second          First         Second
                                                        Quarter         Quarter         Quarter        Quarter
Weighted-average risk free interest rate .........       2.9%             2.5%            5.0%            4.2%
Volatility .......................................      96.0%            96.5%           82.0%           89.0%
Expected lives ...................................     5 years          5 years         5 years         5 years
Dividend yield ...................................      Zero             Zero            Zero            Zero

     For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in computing the fair value of options granted: expected volatility, expected lives, dividend yield, and weighted-average risk-free interest rate are outlined in the table above. For the Employee Stock Purchase Plans it is not practicable to reasonably estimate the fair value of an award at the grant date. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. The Company calculates estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the quarter.

3. Restructuring

     In May 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure. In the third quarter of 2002, the decision was made to dispose of the Farmington research facility. These events reduced the Company's full-time work force by approximately 50%.

     During the period ended June 30, 2003, there were $0.01 million in disbursements related to pay outs to two severed employees. The Company also reversed a restructuring accrual of $0.07 million related to certain contract exit costs based on its conclusion that these costs had already been paid and additional reserve was not necessary. The remaining reserve of approximately $0.04 million is included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of June 30, 2003.

4. Impairment of Long-Lived Assets

     At June 30, 2003, management performed an evaluation of the recoverability of the Purchased Technology related to the solid forms of oral heparin. Since the studies related to this formulation are proceeding as planned, management estimates that future undiscounted cash flows from programs related to the solid forms of oral heparin are sufficient to realize the carrying value of the asset and, therefore, an impairment of the Purchased Technology has not been triggered as of June 30, 2003.

     As of June 30, 2003, the Company performed an evaluation of the land, building and equipment available for sale at the Farmington facility. The Company performed the evaluation as a two part process; i) land, building and equipment that, based on its nature, would most likely be left with the property when the sale is consummated (such as equipment attached to the structure and expensive to remove), and ii) remaining equipment that is portable and available for sale and no longer anticipated to be sold with the facility. The evaluation of the land, building and attached equipment was based on the weighted-average probability of estimated undiscounted future cash flows from two potential offers from third parties. The offers ranged from preserving the facility as a clinical research facility to converting the site to commercial retail use. Based on current estimates of expected proceeds, an impairment loss of the carrying value of the land, building and attached equipment has not been triggered as of June 30, 2003.

     Prior to the evaluation of the remaining equipment, approximately $0.3 million of the equipment was transferred for use at the Tarrytown facility and approximately $0.2 million of the equipment was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by the Company. Based on this evaluation, the Company recorded an impairment charge of approximately $1.04 million as of June 30, 2003.

     The land, building, and equipment that are available for sale are included at their carrying value in "Land, building and equipment held for sale" in the condensed consolidated balance sheet as of June 30, 2003. The carrying value of the land, building, and equipment held for sale is approximately $1.17 million, $1.78 million and $0.78 million, respectively. The $0.3 million of transferred equipment is included in the "Equipment and leasehold improvements" in the condensed consolidated balance sheet as of June 30, 2003. In the event that the Company is not successful in selling the Farmington facility, the Company will need to write down the carrying value of the land, building and equipment further.

5. Net Loss Per Share

     Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. For all periods presented, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. Stock options that have been excluded from diluted net loss per share amounted to 5,121,270 and 5,846,927 for the three months ended June 30, 2003 and 2002, respectively, and 5,040,837 and 5,815,457 shares for the six months ended June 30, 2003 and 2002, respectively.

6. Comprehensive Loss

     Emisphere's comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss amounted to approximately $11.5 million and $24.6 million for the three months ended June 30, 2003 and 2002, respectively and to approximately $21.5 million and $46.6 million for the six months ended June 30, 2003 and 2002, respectively.

7. Related Party Transaction

     In June 2002, the Company extended a loan to an officer and director related to his relocation in the amount of $820,000. The loan was in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1% (2.8% at June 30, 2002) and collateralized by a mortgage on the officer's residence. Interest was accrued monthly. Interest and principal were due the earlier of September 15, 2002 or following the closing date of the sale of the officer's property. The loan was repaid in August 2002.

8. Commitments

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. As required by FIN 45, on January 1, 2003, the Company adopted the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002.

     The Company's bylaws provide for the indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments that the Company could be required to make under the bylaws is unlimited; however, the Company has Director and Officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal. All of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2003.

     In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, holds harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company's product candidates, use of such product candidates, or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2003.

9. Recently Issued Accounting Standards

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

     On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for VIEs created before February 1, 2003 and is effective immediately for VIEs created after January 31, 2003.

     The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46. This standard may apply to the Company should transactions falling within the scope of this standard arise in the future.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first period beginning after June 15, 2003.

      This standard may apply to the Company should transactions falling within the scope of this standard arise in the future.

10. Subsequent Event

      On August 11, 2003, in a joint press release with Eli Lilly and Company ("Lilly"), Emisphere announced the reacquisition of all rights to oral Recombinant Human Growth Hormone ("rhGH"). Lilly's decision to discontinue the rhGH program results from a need to prioritize among a pipeline of programs. Emisphere intends to pursue other opportunities to develop oral rhGH. Lilly remains committed to continue joint efforts on Recombinant Human Parathyroid ("PTH 1-34").

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Contract research revenues were $0.2 million in the second quarter of 2003. Revenues for the second quarter ended June 30, 2003 related to research and development expense reimbursement primarily under our collaborative agreements with Eli Lilly and Company and an unannounced feasibility agreement with another pharmaceutical company. Contract research revenues recorded in the second quarter of 2002 amounted to $1.1 million. Revenues for the second quarter decreased by $0.8 million compared to the same period 2002, primarily due to the winding down of proof of concept Phase I clinical studies in collaboration with Eli Lilly and Company, which amounted to $0.7 million of the decrease, as well as a reduction in preclinical work performed for Cubist Pharmaceuticals, Inc. of $0.1 million. As these studies reach conclusion of the first stage of preclinical or Phase I clinical trials, payments made by collaborators are anticipated to be lower, reflecting the reduced efforts of Emisphere. Costs of contract research revenues approximate such revenues and are included in research and development expenses.

      Including restructuring and impairment charges, total operating expenses were $10.8 million in the quarter ended June 30, 2003 a decrease of $14.9 million, or 58%, compared to the same period last year. Excluding restructuring and impairment charges, the total operating expenses were $9.8 million in the second quarter ended June 30, 2003 a decrease of $10.1 million, or 51%, compared to the same period last year. The details of this decrease are as follows:

      Research and development costs were $5.4 million in the quarter ended June 30, 2003, a decrease of $10.2 million or 65%, compared to the same period in 2002. Out of the $10.2 million decrease, clinical trial expenses decreased by $4.9 million primarily due to the costs incurred in 2002 associated with the PROTECT Trial, initiation costs of the planned Protect 2 Trial as well as a number of Phase I trials related to SNAC/heparin, SNAD/heparin, oral cromolyn sodium and other projects that did not take place in 2003. The balance of the $5.3 million decrease was in research and development operating expenses that related to the support of the clinical trials. As further discussed below, the restructuring announced in the second quarter of 2002 reduced the full time workforce by approximately 30%. Additional reductions in force occurred later in 2002 as a result of the discontinuation of operations at the Farmington research facility.

      General and administrative expenses were $2.8 million in the quarter ended June 30, 2003. General and administrative expenses remained flat as compared to the same period last year due to higher legal and accounting costs partially offset by lower consulting costs.

      In May 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure. As a result the Company recorded a restructuring charge of $1.33 million in the second quarter of 2002 which included charges for severance costs related to workforce reduction and clinical trial termination costs. There were no comparable charges for restructuring in the second quarter of 2003. In the third quarter of 2002, the decision was made to dispose of the Farmington research facility. As a result, the Company recorded an additional restructuring charge of $0.16 million in the third quarter of 2002. Overall, based on the two reductions in force, one at the Tarrytown facility and one at the Farmington research facility, the Company reduced the full-time work force by approximately 50%.

      During the period ended June 30, 2003, there were $0.01 million in disbursements related to pay outs to two severed employees. The Company also reversed a restructuring accrual of $0.07 million related to certain contract exit costs based on its conclusion that these costs had already been paid and additional reserve was not necessary. The remaining reserve of approximately $0.04 million is included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of June 30, 2003.

      At June 30, 2003, management performed an evaluation of the recoverability of the Purchased Technology related to the solid forms of oral heparin. Since the studies related to this formulation are proceeding as planned, management estimates that future undiscounted cash flows from programs related to the solid forms of oral heparin are sufficient to realize the carrying value of the asset and, therefore, an impairment of the Purchased Technology has not been triggered as of June 30, 2003.

      As of June 30, 2003, the Company performed an evaluation of the land, building and equipment available for sale at the Farmington facility. The Company performed the evaluation as a two part process; i) land, building and equipment that, based on its nature, would most likely be left with the property when the sale is consummated (such as equipment attached to the structure and expensive to remove), and ii) remaining equipment that is portable and available for sale and is no longer anticipated to be sold with the facility. The evaluation of the land, building and attached equipment was based on the weighted-average probability of estimated undiscounted future cash flows from two potential offers from third parties. The offers ranged from preserving the facility as a clinical research facility to converting the site to commercial retail use. Based on current estimates of expected proceeds, an impairment loss of the carrying value of the land, building and attached equipment has not been triggered as of June 30, 2003.

      Prior to the evaluation of the remaining equipment, approximately $0.3 million of the equipment was transferred for use at the Tarrytown facility and approximately $0.2 million of the equipment was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by the Company. Based on this evaluation, the Company recorded an impairment charge of approximately $1.04 million as of June 30, 2003.

      The land, building, and equipment that are available for sale are included at their carrying value in "Land, building and equipment held for sale" in the condensed consolidated balance sheet as of June 30, 2003. The carrying value of the land, building, and equipment held for sale is approximately $1.17 million, $1.78 million and $0.78 million, respectively. The $0.3 million of transferred equipment is included in the "Equipment and leasehold improvements" in the condensed consolidated balance sheet as of June 30, 2003. In the event that the Company is not successful in selling the Farmington facility, the Company will need to write down the carrying value of the land, building and equipment further.

      Management is continuing to evaluate opportunities for streamlining operations and reducing costs. These cost reduction opportunities may include, but are not limited to, further decreases in personnel-related costs and operating costs, the leasing of certain capital equipment, and sub leasing or surrendering certain leased space at the Tarrytown facility. As a result of these anticipated decisions, further restructuring or impairment charges may be required. The impairment charge for leasehold improvements and equipment related to the potential surrender of certain leased space in the Tarrytown facility could be in the range of $2.2 million to $2.6 million.

      Depreciation and amortization costs were $1.6 million in the quarter ended June 30, 2003, an increase of $0.03 million, or 1.7%, compared to the same period of 2002. This increase is mainly the result of amortization expense for leasehold improvements related to additional laboratory and office space placed into service throughout 2002 partially offset by reduced depreciation due to assets retired from service or sold at the Farmington research facility.

      As a result of the above, the operating loss was $10.5 million in the quarter ended June 30, 2003 a decrease of $14.0 million, or 57%, compared to the same period last year including restructuring and impairment charges. Excluding restructuring and impairment charges, the total operating loss was $9.5 million in the second quarter ended June 30, 2003 a decrease of $9.3 million, or 49%, compared to the same period last year.

      Net investment expense increased to approximately $0.93 million of expense, an increase of $0.56 million compared to $0.37 million of expense in the second quarter of 2002. The change is primarily the result of a decrease in investment income of $0.3 million, an increase in interest expense of $0.17 million and a loss on sale of fixed assets in the second quarter 2003 of $0.07million. The decrease in investment income resulted from lower cash and investment balances, and interest rates.

      Based on the above, the Company sustained a net loss of $11.4 million including restructuring and impairment charges in the three months ended June 30, 2003 as compared to a net loss of $24.9 million in the same period of 2002. Excluding the restructuring and impairment charges the Company's net loss was $10.5 million for the three months ended June 30, 2003 or a decrease of $8.7 million compared to the same period last year.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

      Contract research revenues were $0.3 million in the first six months of 2003. Revenues for the six months ended June 30, 2003 pertained to research and development expense reimbursement primarily under our collaborative agreements with the Eli Lilly and Company and a feasibility study with an unannounced pharmaceutical company. Revenues recorded in the first six months of 2002 were $1.8 million. Revenues decreased by $1.5 million compared to the first six months of 2002 primarily due to timing of reimbursements associated with the Eli Lilly and Company partnership of $1.2 million and Cubist Pharmaceuticals, Inc. of $0.3 million. Costs of contract research revenues approximated such revenues and are included in research and development expenses.

      Including restructuring and impairment charges, operating expenses for the first six months of 2003 were $19.8 million or a decrease of $28.1 million or 59% as compared to the same period in 2002. Total operating expenses, excluding restructuring and impairment charges, were $18.8 million for the six months ended June 30, 2003 a decrease of $23.3 million, or 55 %, as compared to the same period in 2002. The operating expense decrease was due to the restructuring of the Company after the completion of the Phase III clinical trials in the first six month of June 2002. A similar event did not occur in the first six months of 2003. The details of this decrease are as follows:

      Research and development costs were $10.4 million for the six months ended June 30, 2003, a decrease of $22.8 million or 69%, as compared to the same period in 2002. Out of the $22.8 million decrease, clinical trial expenses decreased by $11.8 million primarily due to the costs incurred in 2002 associated with the PROTECT[RegTM] Trial, initiation costs of the planned Protect 2 Trial as well as a number of Phase I trials related to SNAC/heparin, SNAD/heparin, oral cromolyn sodium and other projects that did not take place in 2003. The balance of the $11.0 million decrease was in research and development operating expenses that related to the support of the clinical trials. As further discussed below, the restructuring announced in the second quarter of 2002 reduced the full-time workforce by approximately 30%. Additional reductions in force occurred later in 2002 as a result of the discontinuation of operations at the Farmington research facility.

      General and administrative expenses were $5.3 million for the six months ended June 30, 2003, a decrease of $0.7 million, or 11%, as compared to the same period in 2002. This decrease is primarily related to the reduction of staff, departure of the Chief Operating Officer, lower consulting fees and the closing of the Farmington, Connecticut research facility.

      In May 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure. As a result the Company recorded a restructuring charge of $1.33 million in the second quarter of 2002 which included charges for severance costs related to workforce reduction and clinical trial termination costs. There were no comparable charges for restructuring in the first two quarters of 2003. In the third quarter of 2002, the decision was made to dispose of the Farmington research facility. As a result, the Company recorded an additional restructuring charge of $0.16 million in the third quarter of 2002. Overall, the Company reduced the full-time work force by approximately 50%.

      During the period ended June 30, 2003, there were $0.01 million in disbursements related to pay outs to two severed employees. The Company also reversed a restructuring accrual of $0.07 million related to certain contract exit costs based on their conclusion that these costs had already been paid and additional reserve was not necessary. The remaining reserve of approximately $0.04 million is included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of June 30, 2003.

      At June 30, 2003, management performed an evaluation of the recoverability of the Purchased Technology related to the solid forms of oral heparin. Since the studies related to this formulation are proceeding as planned, management estimates that future undiscounted cash flows from programs related to the solid forms of oral heparin are sufficient to realize the carrying value of the asset and, therefore, an impairment of the Purchased Technology has not been triggered as of June 30, 2003.

      As of June 30, 2003, the Company performed an evaluation of the land, building and equipment available for sale at the Farmington facility. The Company performed the evaluation as a two part process; i) land, building and equipment that, based on its nature, would most likely be left with the property when the sale is consummated (such as equipment attached to the structure and expensive to remove), and ii) remaining equipment that is portable and available for sale and is no longer anticipated to be sold with the facility. The evaluation of the land, building and attached equipment was based on the weighted-average probability of estimated undiscounted future cash flows from two potential offers from third parties. The offers ranged from preserving the facility as a clinical research facility to converting the site to commercial retail use. Based on current estimates of expected proceeds, an impairment loss of the carrying value of the land, building and attached equipment has not been triggered as of June 30, 2003.

      Prior to the evaluation of the remaining equipment, approximately $0.3 million of the equipment was transferred for use at the Tarrytown facility and approximately $0.2 million of the equipment was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by the Company. Based on this evaluation, the Company recorded an impairment charge of approximately $1.04 million as of June 30, 2003.

      The land, building, and equipment that are available for sale are included at their carrying value in "Land, building and equipment held for sale" in the consolidated balance sheet as of June 30, 2003. The carrying value of the land, building, and equipment held for sale is approximately $1.17 million, $1.78 million and $0.78 million, respectively. The $0.3 million of transferred equipment is included in the "Equipment and leasehold improvements" in the condensed consolidated balance sheet as of June 30, 2003. In the event that the Company is not successful in selling the Farmington facility, the Company will need to write down the carrying value of the land, building and equipment further.

      Management is continuing to evaluate opportunities for streamlining operations and reducing costs. These cost reduction opportunities may include, but are not limited to, further decreases in personnel-related costs and operating costs, the leasing of certain capital equipment, and sub leasing or surrendering certain leased space at the Tarrytown facility. As a result of these anticipated decisions, further restructuring or impairment charges may be required. The impairment charge for leasehold improvements and equipment related to the potential surrender of certain leased space in the Tarrytown facility could be in the range of $2.2 million to $2.6 million.

      Depreciation and amortization costs were $3.1 million for the six months ended June 30, 2003, an increase of $0.1 million, or 4%, as compared to the same period in 2002. This increase is mainly the result of amortization expense for leasehold improvements related to additional laboratory and office space placed into service throughout 2002 partially offset by reduced depreciation due to assets retired from service or sold at the Farmington research facility.

      As a result of the above, including the restructuring and impairment charges, the operating loss was $19.5 million in the first six month ended June 30, 2003 a decrease of $26.6 million, or 58%, compared to the same period last year. Excluding the restructuring and impairment charges, the total operating loss was $18.5 million in the first six months ended June 30, 2003 a decrease of $21.8 million, or 54%, compared to the same period last year.

      Net investment expense increased to approximately $1.8 million of expense, an increase of $1.5 million compared to $0.25 million of expense in the comparative period in 2002. The change is primarily the result of a decrease in investment income of $1.1 million, an increase in interest expense of $0.33 million and a loss on sale of fixed assets in the second quarter 2003 of $0.07million. The decrease in investment income resulted from lower cash and investment balances, and interest rates.

      Based on the above, the Company sustained a net loss of $21.3 million including restructuring and impairment charges in the six months ended June 30, 2003 as compared to a net loss of $46.3 million in the same period of 2002. Excluding the restructuring and impairment charges our net loss was $20.3 million for the first six months ended June 30, 2003 or a decrease of $20.3 million compared to the same period last year.

Liquidity and Capital Resources

      As of June 30, 2003, total cash, cash equivalents and investments was $57.7 million, a decrease of $16.0 million as compared to December 31, 2002.

      Net cash used in operations was $15.3 million in the six month period ended June 30, 2003, as compared to $41.1 million in the six month period ended June 30, 2002. This decrease was primarily the result of the Company's restructuring efforts after the announcement of the completion of its Phase III trial and the subsequent closing of the Company's Farmington, Connecticut facility which reduced the workforce by approximately 50% and also decreased research and development efforts.

      Cash provided by investing activities was $11.4 million in the six month period ended June 30, 2003, as compared to $28.9 million in the same period of 2002. During the six month period ended June 30, 2003 proceeds from matured investments totaled $25.2 million, which were partially offset by reinvestment of $13.1 million in securities and reclassification of the remainder as cash equivalents. Capital expenditures amounted to approximately $0.8 million in the six month period ended June 30, 2003, as compared to $2.5 million for the same period in 2002. The decrease in capital expenditures was due to the substantial reduction of all capital projects, the transfer of certain equipment from the Farmington research facility to be used in Tarrytown, as well as the new business model adopted after the restructuring as outlined below.

      Cash provided by financing activities decreased by $0.8 million due to lower stock price and fewer options exercised.

      Emisphere's business model is to conduct Proof of Concept Phase I and II clinical trials with the objective of attracting partners to commercialize the Company's products without additional funding by Emisphere. This business model will significantly reduce the Company's cash requirements in that the Company does not plan to self fund projects beyond Phase I and II clinical trials. In 2003 the Company expects no oral heparin solution clinical development expenses as the program was discontinued in May 2002. However, given its focused business model of out-licensing rather than on self development of products, the Company expects to expand its efforts to partner its products, including oral insulin, solid heparin, cromolyn sodium and other products. As a result, even though the Company expects to continue to incur operating losses, these losses are estimated to be significantly less that those incurred in 2002.

      Emisphere's cash requirements are expected to continue to decrease due to the more focused business model. Management is continuing to evaluate opportunities for streamlining operations, and reducing costs. These cost reduction opportunities may include, but are not limited to, further decreases in personnel-related costs and operating costs, the leasing of certain capital equipment, and sub leasing or surrendering certain leased space at the Tarrytown facility. As a result of these future decisions, further restructuring or impairment charges may be necessary. Capital expenditures are expected to be in the range of $1 to $1.5 million in 2003. Purchases may be financed by a lease arrangement.

      Emisphere expects its cash, cash equivalent and investment balances to decrease by $28 to $29 million in 2003 ending the year at approximately $45 million. This level of cash usage assumes that we will not enter into partnership agreements for either solid oral heparin, oral insulin, or any other significant partnership, but does assume the sale of the Farmington research facility. In 2004, in the absence of a partnership, the Company may be required to raise additional funds. Conversely, if the Company enters into a collaboration agreement to develop oral heparin or oral insulin, depending upon the terms of the partnership, Emisphere could receive expense reimbursement and/or cash payments. Such funding may delay the Company's need to raise additional funds to maintain operations beyond 2004.

      The following table summarizes our contractual obligations for long-term debt, clinical research organization expense and research consulting agreements as of June 30, 2003:

                                                                                       Amount Due in
                                                              ---------------------------------------------------------------
                                                 Total           Less than                                          More than
Type of Obligation                             Obligation         1 year        1 to 3 years      3 to 5 years       5 years
-----------------------------------------   ---------------   --------------   --------------   ----------------   ----------
Long-Term Debt (1) ......................     $55.0 million                                       $55.0 million
Clinical Research Organizations .........       0.8 million     $0.8 million
Research consultant agreements ..........       0.1 million      0.1 million
                                            ---------------   --------------   --------------   ----------------   ----------
   Total ................................     $55.9 million     $0.9 million                      $55.0 million
                                            ===============   ==============   ==============   ================   ==========

------------
(1) In July 1999, the Company acquired from Elan Corporation, plc's ("Elan's") its ownership interest in Ebbisham (a joint venture vehicle created by the Company and Elan), in exchange for a seven year, $20.0 million zero coupon note due July 2006 carrying a 15% interest rate, compounding semi-annually (the "Note"), plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. In connection with any payment on the Note made by the Company, the Company has the right to require Elan to purchase the Company's common stock at the market price at an aggregate price equal to such payment made, subject to the following conditions: (i) the acceptance by the FDA of a new drug application from the Company involving any heparin product, (ii) the Company's closing stock price remaining at or above $25.00 per share for the 20 consecutive trading days prior to the date the Company exercises this right and (iii) the exercise of this right would not require the application of the equity accounting method by Elan. At June 30, 2003, the balance on the Elan Note was approximately $35.7 million.

Future Impact of Recently Issued Accounting Standards.

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

      On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for VIEs created before February 1, 2003 and is effective immediately for VIEs created after January 31, 2003.

      The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46. This standard may apply to the Company should transactions falling within the scope of this standard arise in the future.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first period beginning after June 15, 2003.

      This standard may apply to the Company should transactions falling within the scope of this standard arise in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Emisphere's primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. The Company's investments totaled $55.4 million at June 30, 2003. Approximately $51.5 million, of which $39.0 million were short-term and $12.5 million were long-term investments, had fixed interest rates, and $3.9 million, of which $2.8 million were short-term, and $1.1 million were long- term investments, with variable interest rates.

      Due to the conservative nature of its short-term fixed interest rate investments (maturities in less than one year), the Company does not believe that it has a material exposure to interest rate risk. The Company's fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the year-end market interest rates would result in a decrease of approximately $0.1 million in the market values of these investments.

Item 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Assistant Vice President Finance and Accounting (Principal Financial Officer). Based on that evaluation, the Chief Executive Officer and Assistant Vice President Finance and Accounting concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company can be detected. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of Stockholders was held on May 15, 2003. The matters voted upon at the meeting were (i) election of one director of the Company, (ii) approval and adoption of an amendment to the Company's 1994 Qualified Employee Stock Purchase Plan which provides for an increase in the maximum number of shares of Common Stock to be available for issuance thereunder by 600,000 shares, (iii) approval and adoption of an amendment to the Company's 1994 Non-Qualified Employee Stock Purchase Plan which provides for an increase in the maximum number of shares of Common Stock to be available for issuance thereunder by 100,000 shares, (iv) approval and adoption of an amendment to the Company's 1997 Directors' Stock Option Plan which provides for an increase in the maximum number of shares of Common Stock to be available for issuance thereunder by 200,000 shares, (v) approval and adoption of an amendment to the Directors' Deferred Plan to permit the Company's outside Directors to elect to have up to one-half of the annual retainer compensation paid to them for their services as a Director of Emisphere in deferred Emisphere Common Stock, (vi) ratification of the Board of Director's selection of PricewaterhouseCoopers LLP to serve as the Company's independent accountants for the year ending December 31, 2003. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker nonvotes are as follows:

                                                 Votes For     Votes against     Abstentions
Election of Directors:
Dr. Jere E. Goyan ..........................   15,082,126          605,920
Approval and adoption of an amendment to the   12,437,107        1,124,056       2,126,883
 Company's 1994 Qualified Employee Stock
 Purchase Plan .............................
Approval and adoption of an amendment to the   12,600,186          951,926       2,135,934
 Company's 1994 Non-Qualified Employee Stock
 Purchase Plan .............................
Approval and adoption of an amendment to the   10,755,259        2,790,647       2,142,140
 1997 Directors' Stock Option Plan .........
Approval and adoption of an amendment to the   14,851,917          802,591          33,538
 Directors' Deferred Plan ..................
Ratification of the selection of               15,398,910          266,934          22,202
 PricewaterhouseCoopers LLP ................

Item 5. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 2) and the notes to Emisphere's unaudited financial statements (Item 1) as well as certain oral statements made from time to time by representatives of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (but are not limited to) statements regarding: planned or expected studies and trials of oral formulations that utilize Emisphere's technology; the timing of the development and commercialization of Emisphere's products; potential products that may be developed using Emisphere's eligenTM technology; the potential market size, advantages or therapeutic uses of Emisphere's products; variation in actual savings and operating improvements resulting from current restructurings; and the sufficiency of Emisphere's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Emisphere's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of Emisphere's solid oral heparin product and Emisphere's ability to find a marketing partner to help us commercialize it; prospects for Emisphere's salmon calcitonin product candidate in development with a partner; the viability of Emisphere's other product candidates, most of which are in the early stages of development; the need to obtain regulatory approval for Emisphere's product candidates; Emisphere's dependence on collaborative partners to develop and commercialize products; Emisphere's ability to fund such efforts with or without partners and uncertainty as to the timing and outcome commercialization decisions made by Emisphere's collaborative partners; Emisphere's absence of profitable operations and need for additional capital; Emisphere's dependence on patents and proprietary rights; and other factors described in this Report and Emisphere's Annual Report on Form 10-K for the year ending December 31, 2002 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors".

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

Exhibit
Number     Description of Exhibit
------     ----------------------
 3.1       Restated Certificate of Incorporation of Emisphere, dated June 13, 1997, as amended by the
           Certificate of Amendment dated February 5, 1999 (filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, filed on March 16, 1999).
 3.2       By-Laws of Emisphere, as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly
           Report on Form 10-Q for the quarterly period ended January 31, 1999, filed on March 16, 1999).
31.1       Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the
           Sarbanes- Oxley Act of 2002 (filed herewith).
31.2       Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the
           Sarbanes-Oxley Act of 2002 (filed herewith).
32.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the
           Sarbanes- Oxley Act of 2002 (furnished herewith).
32.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the
           Sarbanes- Oxley Act of 2002 (furnished herewith).

      (b) Reports on Form 8-K

      On May 8, 2003, we furnished a current report on Form 8-K to file the press release announcing our financial results for the quarterly period ended March 31, 2003.

                                  SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003

                                        Emisphere Technologies, Inc.

                                        /s/ Michael M. Goldberg, M.D.
                                        -------------------------------
                                        Michael M. Goldberg, M.D.
                                        Chairman and CEO

                                        /s/ Fredrick D. Cobb
                                        -------------------------------
                                        Fredrick D. Cobb
                                        Assistant Vice President
                                        Finance and Accounting
                                        (Principal Financial Officer)