Form 10-Q
period 2003-09-30
EMISPHERE TECHNOLOGIES INC
filed 2003-11-14
CIK 805326

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-Q
                              ---------------------

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

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

                                 (914) 785-4701
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of November 10, 2003 was 18,162,512.

================================================================================

                          EMISPHERE TECHNOLOGIES, INC.

                                      Index

PART I.    FINANCIAL INFORMATION                                               PAGE
                                                                               ----
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of September 30, 2003
             and December 31, 2002 ............................................  3

           Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002 .........  4

           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 .........................  5

           Notes to Condensed Consolidated Financial Statements .............    6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations ........................................ 12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk .......   19

Item 4.    Controls and Procedures ..........................................   19

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders ..............   20

Item 5.    Other Information ................................................   20

Item 6.    Exhibits and Reports on Form 8-K .................................   20

SIGNATURES ..................................................................   21

     All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

Item 1. FINANCIAL STATEMENTS

                          EMISPHERE TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                (dollars in thousands, except per share amounts)

                                                                             September 30     December 31,
                                                                                 2003             2002
                                                                             ------------     ------------
                                                                              (unaudited)
Assets:
Current assets:
   Cash and cash equivalents ............................................     $   24,172      $   22,784
   Investments ..........................................................         14,786          37,676
   Receivables and other current assets .................................          1,078           2,285
                                                                              ----------      ----------
      Total current assets ..............................................         40,036          62,745
Equipment and leasehold improvements, net ...............................         15,184          23,282
Land, building and equipment held for sale, net .........................          3,699           4,520
Purchased technology, net ...............................................          2,572           2,752
Investments .............................................................         11,926          13,241
Other assets ............................................................          1,456           1,426
                                                                              ----------      ----------
      Total assets ......................................................     $   74,873      $  107,966
                                                                              ==========      ==========
Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable and accrued expenses ................................     $    3,993      $    5,324
   Deferred lease liability, current portion ............................            412             412
   Other current liabilities ............................................            343              --
                                                                              ----------      ----------
      Total current liabilities .........................................          4,748           5,736
Note payable ............................................................         37,007          33,181
Deferred revenue ........................................................             28              --
Deferred lease liability, net of current portion ........................          1,202           1,509
                                                                              ----------      ----------
      Total liabilities .................................................         42,985          40,426
                                                                              ----------      ----------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding
   Common stock, $.01 par value; authorized 40,000,000 shares;
    18,384,000 shares issued (18,140,000 outstanding) as of
    September 30, 2003, and 18,253,000 shares issued (18,009,000
    outstanding) as of December 31, 2002 ................................            184             182
   Additional paid-in capital ...........................................        322,074         321,292
   Note receivable from officer and director ............................           (804)           (804)
   Accumulated deficit ..................................................       (285,789)       (250,164)
   Accumulated other comprehensive income ...............................             10             821
                                                                              ----------      ----------
                                                                                  35,675          71,327
   Less, common stock held in treasury, at cost; 244,000 shares .........         (3,787)         (3,787)
                                                                              ----------      ----------
      Total stockholders' equity ........................................         31,888          67,540
                                                                              ----------      ----------
      Total liabilities and stockholders' equity ........................     $   74,873      $  107,966
                                                                              ==========      ==========

    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months and nine months ended September 30, 2003 and 2002
                (dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                     For the three months ended         For the nine months ended
                                                            September 30,                     September 30,
                                                    ----------------------------      ----------------------------
                                                        2003             2002             2003             2002
                                                    -----------      -----------      -----------      -----------
Contract research revenues .....................    $       162      $       735      $       434      $     2,553
                                                    -----------      -----------      -----------      -----------
Costs and expenses:
 Research and development ......................          5,833            8,432           16,227           41,645
 General and administrative expenses ...........          2,282            2,881            7,627            8,879
 Restructuring .................................             --              163              (73)           1,494
 Loss on impairment of intangible and
   fixed assets ................................          4,299               --            5,339            4,404
 Depreciation and amortization .................          1,511            1,572            4,590            4,524
                                                    -----------      -----------      -----------      -----------
   Total expenses ..............................         13,925           13,048           33,710           60,946
                                                    -----------      -----------      -----------      -----------
   Operating loss ..............................        (13,763)         (12,313)         (33,276)         (58,393)
                                                    -----------      -----------      -----------      -----------
Investment income and expense:
 Investment income and other ...................            772              644            1,530            2,551
 Loss on impairment of investments .............             --             (190)              --             (190)
 Gain (loss) on sale of fixed assets ...........             13               --              (53)              --
 Interest expense ..............................         (1,337)          (1,157)          (3,826)          (3,314)
                                                    -----------      -----------      -----------      -----------
   Total investment income and expense .........           (552)            (703)          (2,349)            (953)
                                                    -----------      -----------      -----------      -----------
Net loss .......................................    $   (14,315)     $   (13,016)     $   (35,625)     $   (59,346)
                                                    ===========      ===========      ===========      ===========
Net loss per share, basic and diluted ..........    $     (0.79)     $     (0.72)     $     (1.97)     $     (3.32)
                                                    ===========      ===========      ===========      ===========
Weighted average shares outstanding,
 basic and diluted .............................     18,070,000       17,975,000       18,046,000       17,889,000
                                                    ===========      ===========      ===========      ===========

    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2003 and 2002
                (dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                           For the nine months ended
                                                                                 September 30,
                                                                          ---------------------------
                                                                              2003             2002
                                                                          ----------        ---------
Cash flows from operating activities:
 Net loss ...........................................................     $  (35,625)       $ (59,346)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ...................................          4,410            4,183
    Amortization of purchased technology ............................            180              341
    Impairment of intangible and fixed assets .......................          5,339            4,404
    Loss on sale of fixed assets (net) ..............................             53               --
    Amortization of discount on investments .........................            (72)              13
    Impairment of investment ........................................             --              190
    Net realized gain (loss) on sale of investments .................            494             (387)
    Non-cash interest expense .......................................          3,826            3,311
    Non-cash compensation expense ...................................            415             (111)
 Changes in assets and liabilities:
    Decrease in receivables and other current assets ................          1,207              767
    Increase in other assets ........................................            (30)            (332)
    Decrease in accounts payable and accrued expenses ...............         (1,331)          (7,318)
    Increase in other liabilities ...................................            343               --
    Decrease in deferred lease liability ............................           (307)            (165)
    Increase (Decrease) in deferred revenue .........................             28               (8)
                                                                          ----------        ---------
      Total adjustments .............................................         14,555            4,888
                                                                          ----------        ---------
       Net cash used in operating activities ........................        (21,070)         (54,458)

Cash flows from investing activities:
    Proceeds from maturity of investments ...........................         37,582           75,690
    Purchases of investments ........................................        (14,609)         (44,594)
    Proceeds from sale of fixed assets ..............................            147              332
    Capital expenditures ............................................         (1,030)          (3,245)
                                                                          ----------        ---------
       Net cash provided by investing activities ....................         22,090           28,183

Cash flows from financing activities:
    Proceeds from exercise of options ...............................            368            1,336
                                                                          ----------        ---------
       Net cash provided by financing activities ....................            368            1,336
                                                                          ----------        ---------
       Net increase (decrease) in cash and cash equivalents .........          1,388          (24,939)
Cash and cash equivalents, beginning of period ......................         22,784           42,853
                                                                          ----------        ---------
Cash and cash equivalents, end of period ............................     $   24,172        $  17,914
                                                                          ==========        =========

Supplemental disclosure of non-cash investing and financing activity
    Capital expenditures in accounts payable ........................     $       --        $       4

    The accompanying notes are an integral part of the financial statements

                          EMISPHERE TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

1. Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of Emisphere Technologies, Inc. ("Emisphere" or the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of Emisphere's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

     In the opinion of management, the accompanying condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002, the condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere's financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere's Annual Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

     The results of operations for any interim period are not necessarily indicative of the results for the full year.

     Certain balances in the prior year have been reclassified to conform with current year presentation. The reclassification had no effect on the condensed consolidated statements of operations.

2. Stock-Based Compensation Plans

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

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                      -------------------------       ------------------------
                                                         2003            2002            2003            2002
                                                      ---------       ---------       ---------       ---------
Net loss, as reported ...........................     $ (14,315)      $ (13,016)      $ (35,625)      $ (59,346)
Add: Stock based employee compensation
 expense included in reported net loss ..........            51              38             211              38
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards .........        (2,438)         (1,982)         (6,194)         (5,443)
                                                      ---------       ---------       ---------       ---------
Proforma net loss ...............................     $ (16,702)      $ (14,960)      $ (41,608)      $ (64,751)
                                                      =========       =========       =========       =========
Net loss per share amounts, basic and diluted:
 As reported ....................................     $   (0.79)      $   (0.72)      $   (1.97)      $   (3.32)
 Pro forma ......................................     $   (0.92)      $   (0.83)      $   (2.31)      $   (3.62)

Black-Scholes Assumptions:

                                                                   2003                                  2002
                                                    ---------------------------------      ---------------------------------
                                                       Q1           Q2           Q3           Q1           Q2           Q3
                                                    -------      -------      -------      -------      -------      -------
Weighted-average risk free interest rate .........    2.9%         2.5%         2.8%         5.0%         4.2%         2.5%
Volatility .......................................   96.0%        96.5%        97.0%        82.0%        89.0%        91.0%
Expected lives ...................................  5 years      5 years      5 years      5 years      5 years      5 years
Dividend yield ...................................    Zero         Zero         Zero         Zero         Zero        Zero

     For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in computing the fair value of options granted are expected volatility, expected lives, dividend yield, and weighted-average risk-free interest rate, as outlined in the table above. For the Employee Stock Purchase Plans, it is not practicable to reasonably estimate the fair value of an award at the grant date. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. The Company calculates estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the quarter.

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

     Details of the initiatives implemented and the payments made in furtherance of these plans during the nine months ended September 30, 2003 and 2002 are presented in the following tables:

                                                               Net charges         Payments
                                                                 for the          during the
                                            Restructuring      nine months       nine months      Restructuring
                                            reserve as of         ended             ended         reserve as of
                                              January 1,      September 30,     September 30,     September 30,
                                                 2003              2003              2003             2003
                                            -------------     -------------     -------------     -------------
Severance and accrued vacation .........         $ 48             $  --             $ (11)             $37
Outplacement services ..................           --                --                --               --
Employee benefits ......................            1                --                --                1
Contract exit costs ....................           73               (73)               --               --
Other ..................................           --                --                --               --
                                                 ----             -----             -----              ---
 Total restructuring ...................         $122             $ (73)            $ (11)             $38
                                                 ====             =====             =====              ===

                                                               Net charges         Payments
                                                                 for the          during the
                                            Restructuring      nine months       nine months      Restructuring
                                            reserve as of         ended             ended         reserve as of
                                              January 1,      September 30,     September 30,     September 30,
                                                 2002              2002              2002             2002
                                           ---------------   ---------------   ---------------   --------------
Severance and accrued vacation .........         $ --             $1,003          $   (794)           $209
Outplacement services ..................           --                 69               (34)             35
Employee benefits ......................           --                 90               (44)             46
Contract exit costs ....................           --                267              (194)             73
Other (1) ..............................           --                 65               (28)             37
                                                 ----             ------          --------            ----
 Total restructuring ...................         $ --             $1,494          $ (1,094)           $400
                                                 ====             ======          ========            ====

------------
(1) Payments include $21 in non-cash charges related to the forgiveness of certain employee loans.

     As of September 30, 2003, the remaining reserve is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

4. Impairment of Long-Lived Assets

     During the third quarter of 2003, in order to streamline operations and reduce expenditures, the Company entered into a transaction to surrender to the landlord approximately 27% of its leased space (the "surrendered space") at the Tarrytown facility. The surrendered space primarily consists of office space which was subsequently leased to another tenant (the "subsequent tenant") at the Tarrytown facility. Annual cost savings from this transaction are expected to be approximately $1.5 million for the remainder of the lease term, which extends through August 2007. In the event that the subsequent tenant vacates the space before August 31, 2005, the Company will be contingently liable and will be required to re-let the space through August 31, 2007. In connection with this transaction, Emisphere has agreed to sell most of the furniture and equipment in the surrendered space to the subsequent tenant. Through a contractual agreement with Emisphere, the subsequent tenant has agreed to make certain payments ("furniture payments") which will be made directly to the landlord on a monthly basis. A credit equal to the furniture payment will be taken against Emisphere's rent payment to the landlord on a monthly basis. Total payments under the agreement are approximately $1 million and extend through August 2012. The transaction will be accounted for as an operating lease, with all furniture payments recorded as rental income. The Company retains a security interest in the assets by way of a security agreement and UCC-1's until all required payments have been made. Assets with a net book value of approximately $0.4 million will be removed from the space and used elsewhere in the Tarrytown facility.

     Emisphere compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the furniture payments of approximately $0.7 million, and determined that the assets were impaired. Based on this evaluation, the Company recorded an impairment charge of approximately $4.3 million during the three and nine months ended September 30, 2003 which has been included in loss on impairment of intangible and fixed assets on the condensed consolidated statements of operations. The leasing of these assets will result in a reduction of depreciation expense of approximately $0.3 million in 2003, $1.2 million in 2004, 2005 and 2006 and $0.4 million in 2007.

     As of September 30, 2003, the Company, the landlord and the subsequent tenant had signed the agreement, but had not yet received approvals from all interested parties, and none of the space had been vacated. Completion of the lease amendment and related agreements took place in early October 2003. The agreement describes four distinct areas to be surrendered, two of which have been vacated and surrendered to the subsequent tenant, one area on October 6, 2003 and the second area on October 23, 2003. The third space is expected to be vacated in December 2003 and the final space in March 2004.

     During the second quarter of 2002, the Company discontinued its liquid oral heparin program. Management concluded that a total impairment of the portion of the purchased technology related to the liquid form of oral heparin had occurred. In addition, an impairment of a reactor and associated accessories, which was to be used for the manufacture of oral liquid heparin, had occurred. The Company recorded an impairment charge of $0 and

$4.4 million ($3.9 million related to the purchased technology and $0.5 million related to the reactor) for the three and nine months ended September 30, 2002, respectively, which is included in loss on impairment of intangible and fixed assets on the condensed consolidated statements of operations.

     As of September 30, 2003, the Company performed an evaluation of the land, building and equipment available for sale at the Farmington facility. The Company performed the evaluation as a two part process; i) land, building and equipment that, based on its nature, would most likely be left with the property when the sale is consummated (such as equipment which is attached to the structure and expensive to remove), and ii) remaining equipment that is portable and available for sale and no longer anticipated to be sold with the facility. The evaluation of the land, building and attached equipment was based on the weighted-average probability of estimated undiscounted future cash flows from three potential offers from third parties. The offers ranged from preserving the facility as a research facility to converting the site to commercial use. Based on current estimates of expected proceeds, an impairment loss of the carrying value of the land, building and attached equipment has not been triggered as of September 30, 2003.

     Subsequent to the decision to sell the Farmington facility, equipment with a net book value of approximately $0.4 million was transferred for use at the Tarrytown facility and equipment with a net book value of approximately $0.2 million was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by the Company. Based on this evaluation, the Company recorded an impairment charge of approximately $1.0 million during the second quarter of 2003, which has been included in loss on impairment of intangible and fixed assets on the condensed consolidated statement of operations. In the event that the Company is not successful in selling the Farmington facility, the Company will need to write down the carrying value of the land, building and equipment further. The estimated date that a sale of this facility may take place could be in excess of one year due to events and circumstances beyond the Company's control. The Company remains committed to its plan to sell the Farmington facility.

     The land, building, and equipment that are available for sale are included at their carrying value in land, building and equipment held for sale, net on the condensed consolidated balance sheet as of September 30, 2003. The $0.4 million of equipment transferred out of the Farmington facility is included in equipment and leasehold improvements, net on the condensed consolidated balance sheet as of September 30, 2003.

     The carrying values of land, building and equipment held for sale as of September 30, 2003 and December 31, 2002 are as follows:

                                          September 30, 2003     December 31, 2002
                                          ------------------     -----------------
   Land ..............................          $1,169                $1,169
   Building ..........................           1,783                 1,737
   Equipment .........................             747                 1,614
                                                ------                ------
    Total ............................          $3,699                $4,520
                                                ======                ======

5. Purchased Technology

     Purchased technology represents the value assigned to patents underlying research and development projects related to oral heparin which, if unsuccessful, have no alternative future use. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

     The carrying value of the purchased technology is comprised as follows:

                                          September 30, 2003     December 31, 2002
                                          ------------------     -----------------
   Gross carrying amount .............          $4,533                $4,533
   Accumulated amortization ..........           1,961                 1,781
                                                ------                ------
   Net book value ....................          $2,572                $2,752
                                                ======                ======

     Estimated amortization expense for the purchased technology is $60 for the fourth quarter of 2003 and $239 for each of the next five years.

6. Net Loss Per Share

     Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. For all periods presented, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. Stock options that have been excluded from diluted net loss per share amounted to 5,273,672 and 5,602,033 for the three months ended September 30, 2003 and 2002, respectively, and 5,125,064 and 5,743,535 shares for the nine months ended September 30, 2003 and 2002, respectively.

7. Comprehensive Loss

     Emisphere's comprehensive loss is comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss amounted to approximately $15.0 million and $13.3 million for the three months ended September 30, 2003 and 2002, respectively and to approximately $36.4 million and $59.3 million for the nine months ended September 30, 2003 and 2002, respectively.

8. Commitments

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 sets forth the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. As required by FIN 45, on January 1, 2003, the Company adopted the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002.

     The Company's bylaws provide for the indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments that the Company could be required to make under the bylaws is unlimited; however, the Company has Director and Officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal. All of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2003.

     In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company's product candidates, use of such product candidates, or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2003.

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

     On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. FIN 46 provides guidance with respect to the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective no later than the beginning of the first interim or annual reporting period ending after December 15, 2003 for VIEs created before February 1, 2003 and is effective immediately for VIEs created after January 31, 2003.

     The Company does not have an interest in any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN
46. This standard may apply to the Company should transactions falling within the scope of this standard arise in the future.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first period beginning after June 15, 2003. The Financial Accounting Standards Board is expected to defer the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on the Company's financial statements.

     This standard may apply to the Company should transactions falling within the scope of this standard arise in the future.

10. Subsequent Events

     As described fully in Note 4, during the third quarter of 2003, the Company entered into a transaction to surrender to the landlord a portion of its leased space at the Tarrytown facility. As of September 30, 2003, the Company, the landlord and the subsequent tenant had signed the agreement, but had not yet received approvals from all interested parties, and none of the space had been vacated. Completion of the lease amendment and related agreements took place in early October 2003. The agreement describes four distinct areas to be surrendered, two of which have been vacated and surrendered to the subsequent tenant, one area on October 6, 2003 and the second area on October 23, 2003. The third space is expected to be vacated in December 2003 and the final space in March 2004.

     An impairment charge related to the leasing of certain assets within the surrendered space was recorded during the third quarter of 2003. Any additional gain or loss recorded in the fourth quarter would likely be due to changes in the exact composition of assets leased and is expected to be insignificant.

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

General

     Emisphere is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since our inception in 1986, Emisphere has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research institutions. The Company has no product sales to date. Its major sources of working capital have been proceeds from various public and private equity and debt financings, reimbursement of expenses and other payments from corporate partners, and income earned on the investment of available funds. Neither inflation nor seasonality significantly affects its operations.

Results of Operations

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Contract research revenues were $0.2 million in the third quarter of 2003. Revenues for the third quarter ended September 30, 2003 related to research and development expense reimbursement primarily under an unannounced feasibility agreement with a pharmaceutical company. Contract research revenues recorded in the third quarter of 2002 amounted to $0.7 million. Revenues for the third quarter decreased by $0.5 million compared to the same period 2002, primarily due to the winding down of proof of concept Phase I clinical studies in collaboration with Eli Lilly and Company in 2003. As these studies reach conclusion of the first stage of preclinical or Phase I clinical trials, payments made by collaborators are anticipated to be lower, reflecting the reduced efforts of Emisphere. Costs of contract research revenues approximate such revenues and are included in research and development expenses.

     Including restructuring and impairment charges, total operating expenses were $13.9 million in the quarter ended September 30, 2003 an increase of $0.9 million, or 7%, compared to the same period last year. Excluding restructuring and impairment charges, the total operating expenses were $9.6 million in the third quarter ended September 30, 2003 a decrease of $3.3 million, or 25%, compared to the same period last year. The details of this decrease are as follows:

     Research and development costs were $5.8 million in the quarter ended September 30, 2003, a decrease of $2.6 million or 31%, compared to the same period in 2002. Out of the $2.6 million decrease, clinical trial and related project expenses decreased by $1.0 million primarily due to the costs incurred in 2002 associated with the PROTECT[RegTM] Trial, initiation costs of the planned Protect 2 Trial as well as a number of Phase I trials related to SNAC/heparin. The balance of the $1.6 million decrease was in research and development operating expenses of which $0.8 million related to the discontinuation of operations at Farmington with the balance of the reduction due to the restructuring announced in 2002. As further discussed below, the restructuring announced in the second quarter of 2002 reduced the full time workforce by approximately 30%. Additional reductions in force occurred later in 2002 as a result of the discontinuation of operations at the Farmington research facility.

     General and administrative expenses were $2.3 million in the quarter ended September 30, 2003, a decrease of $0.6 million or 21%, compared to the same period in 2002. General and administrative expenses are lower due to salary and travel costs related to the Chief Operating Officer and to compensation expense related to Employee Stock Purchase Plans that were incurred in 2002 but not in 2003.

     During the third quarter of 2003, in order to streamline operations and reduce expenditures, the Company entered into a transaction to surrender to the landlord approximately 27% of its leased space (the "surrendered space") at the Tarrytown facility. The surrendered space primarily consists of office space which was subsequently leased to another tenant (the "subsequent tenant") at the Tarrytown facility. Annual cost savings from this transaction are expected to be approximately $1.5 million for the remainder of the lease term, which extends through August 2007. In the event that the subsequent tenant vacates the space before August 31, 2005, the Company will be contingently liable and will be required to re-let the space through August 31, 2007. In connection with this transaction, Emisphere has agreed to sell most of the furniture and equipment in the surrendered space to the subsequent tenant. Through a contractual agreement with Emisphere, the subsequent tenant has agreed to make certain payments ("furniture payments") which will be made directly to the landlord on a monthly basis. A credit equal to the furniture payment will be taken against Emisphere's rent payment to the landlord on a monthly basis. Total payments under the agreement are approximately $1 million and extend through August 2012. The transaction will be accounted for as an operating lease, with all furniture payments recorded as rental income. The Company retains a security interest in the assets by way of a security agreement and UCC-1's until all required payments have been made. Assets with a net book value of approximately $0.4 million will be removed from the space and used elsewhere in the Tarrytown facility.

     Emisphere compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the furniture payments of approximately $0.7 million, and determined that the assets were impaired. Based on this evaluation, the Company recorded an impairment charge of approximately $4.3 million during the three and nine months ended September 30, 2003 which has been included in loss on impairment of intangible and fixed assets on the condensed consolidated statements of operations. The leasing of these assets will result in a reduction of depreciation expense of approximately $0.3 million in 2003, $1.2 million in 2004, 2005 and 2006 and $0.4 million in 2007.

     As of September 30, 2003, the Company, the landlord and the subsequent tenant had signed the agreement, but had not yet received approvals from all interested parties, and none of the space had been vacated. Completion of the lease amendment and related agreements took place in early October 2003. The agreement describes four distinct areas to be surrendered, two of which have been vacated and surrendered to the subsequent tenant, one area on October 6, 2003 and the second area on October 23, 2003. The third space is expected to be vacated in December 2003 and the final space in March 2004.

     In May 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure. In the third quarter of 2002, the decision was made to dispose of the Farmington research facility. As a result, the Company recorded an additional restructuring charge of $0.16 million in the third quarter of 2002. Overall, based on the two reductions in force, one at the Tarrytown facility and one at the Farmington research facility, the Company reduced the full-time work force by approximately 50%. There were no charges and no disbursements related to restructuring reserves during the three months ended September 30, 2003.

     As of September 30, 2003, the Company performed an evaluation of the land, building and equipment available for sale at the Farmington facility. The Company performed the evaluation as a two part process; i) land, building and equipment that, based on its nature, would most likely be left with the property when the sale is consummated (such as equipment which is attached to the structure and expensive to remove), and ii) remaining equipment that is portable and available for sale and no longer anticipated to be sold with the facility. The evaluation of the land, building and attached equipment was based on the weighted-average probability of estimated undiscounted future cash flows from three potential offers from third parties. The offers ranged from preserving the facility as a research facility to converting the site to commercial use. Based on current estimates of expected proceeds, an impairment loss of the carrying value of the land, building and attached equipment has not been triggered as of September 30, 2003.

     Subsequent to the decision to sell the Farmington facility, equipment with a net book value of approximately $0.4 million was transferred for use at the Tarrytown facility and equipment with a net book value of approximately $0.2 million was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by the Company. Based on this evaluation, the Company recorded an impairment charge of approximately $0 and $1.04 million during the three and nine months ended September 30, 2003, respectively, which has been included in loss on impairment of intangible and fixed assets in the condensed consolidated statement of operations. In the event that the Company is not successful in selling the Farmington facility, the Company will need to write down the carrying value of the land, building and equipment further. The estimated date that a sale of this facility may take place could be in excess of one year due to events and circumstances beyond the Company's control. The Company remains committed to its plan to sell the Farmington facility.

     The land, building, and equipment that are available for sale are included at their carrying value in land, building and equipment held for sale, net on the condensed consolidated balance sheet as of September 30, 2003. The $0.4 million of equipment transferred out of the Farmington facility is included in equipment and leasehold improvements, net on the condensed consolidated balance sheet as of September 30, 2003.

     Depreciation and amortization expense was $1.5 million in the quarter ended September 30, 2003, a decrease of $0.1 million, or 4%, compared to the same period of 2002. This decrease is mainly the result of assets retired from service or sold at the Farmington research facility. The impact of the surrender of the lease and the resulting write down of certain assets to fair value will reduce depreciation by $1.2 million in 2004.

     As a result of the above, the operating loss was $13.8 million in the quarter ended September 30, 2003 an increase of $1.5 million, or 12%, compared to the same period last year including restructuring and impairment charges. Excluding restructuring and impairment charges, the total operating loss was $9.5 million in the third quarter ended September 30, 2003 a decrease of $2.7 million, or 22%, compared to the same period last year.

     Net investment expense decreased to approximately $0.55 million of expense, a decrease of $0.15 million compared to $0.70 million of expense in the third quarter of 2002. The change is primarily the result of an increase in investment income of $0.13 million, offset by an increase in interest expense of $0.18 million and a loss on impairment of investments that occurred in the third quarter 2002 of $0.19 million with no comparable event in 2003. The increase in investment income resulted from a gain from the call of the Company's Niagara Mohawk bond of $0.5 million offset by the effects of lower cash and investment balances and lower interest rates.

     Based on the above, the Company sustained a net loss of $14.3 million including restructuring and impairment charges in the three months ended September 30, 2003 as compared to a net loss of $13.0 million in the same period of 2002. Excluding the restructuring and impairment charges the Company's net loss was $10.0 million for the three months ended September 30, 2003 or a decrease of $2.6 million compared to the same period last year.

     Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

     Contract research revenues were $0.4 million in the first nine months of 2003. Revenues for the nine months ended September 30, 2003 pertained to research and development expense reimbursement primarily under our collaborative agreements with the Eli Lilly and Company and a feasibility study with an unannounced pharmaceutical company. Revenues recorded in the first nine months of 2002 were $2.6 million. Revenues decreased by $2.2 million compared to the first nine months of 2002 primarily due to the completion of studies for Eli Lilly and Company of $1.9 million and Cubist Pharmaceuticals, Inc. of $0.3 million in late 2002 and 2003. Costs of contract research revenues approximated such revenues and are included in research and development expenses.

     Including restructuring and impairment charges, operating expenses for the first nine months of 2003 were $33.7 million or a decrease of $27.2 million or 45% as compared to the same period in 2002. Total operating expenses, excluding restructuring and impairment charges, were $28.4 million for the nine months ended September 30, 2003 a decrease of $26.6 million, or 48%, as compared to the same period in 2002. The operating expense decrease was due to the completion of the Phase III clinical trial and the subsequent restructuring of the Company after the completion of the Phase III clinical trials. A similar event did not occur in the first nine months of 2003. The details of this decrease are as follows:

     Research and development costs were $16.2 million for the nine months ended September 30, 2003, a decrease of $25.4 million or 61%, as compared to the same period in 2002. Out of the $25.4 million decrease, clinical trial expenses and related project expenses decreased by $14.6 million primarily due to the costs incurred in 2002 associated with the PROTECT[RegTM] Trial, initiation costs of the planned Protect 2 Trial as well as a number of Phase I trials related to SNAC/heparin that were completed in 2002. Project spending for rHGH decreased by $1.0 million as the project was completed in early 2003. Approximately $6.7 million of the decrease was in research and development operating expenses that related to the support of the clinical trials. The remainder of the decrease related to the restructuring announced in the second quarter of 2002 which reduced the full-time workforce by approximately 30%. Additional reductions in force occurred later in 2002 as a result of the discontinuation of operations at the Farmington research facility which reduced costs by $2.5 million compared to the same period in 2002.

     General and administrative expenses were $7.6 million for the nine months ended September 30, 2003, a decrease of $1.3 million, or 14%, as compared to the same period in 2002. This decrease is primarily related to the restructuring in 2002, the departure of the Chief Operating Officer, lower consulting fees and the closing of the Farmington, Connecticut research facility.

     During the third quarter of 2003, in order to streamline operations and reduce expenditures, the Company entered into a transaction to surrender to the landlord approximately 27% of its leased space (the "surrendered space") at the Tarrytown facility. The surrendered space primarily consists of office space which was subsequently leased to another tenant (the "subsequent tenant") at the Tarrytown facility. Annual cost savings from this transaction are expected to be approximately $1.5 million for the remainder of the lease term, which extends through August 2007. In the event that the subsequent tenant vacates the space before August 31, 2005, the Company will be contingently liable and will be required to re-let the space through August 31, 2007. In connection with this transaction, Emisphere has agreed to sell most of the furniture and equipment in the surrendered space to the subsequent tenant. Through a contractual agreement with Emisphere, the subsequent tenant has agreed to make certain payments ("furniture payments") which will be made directly to the landlord on a monthly basis. A credit equal to the furniture payment will be taken against Emisphere's rent payment to the landlord on a monthly basis. Total payments under the agreement are approximately $1 million and extend through August 2012. The transaction will be accounted for as an operating lease, with all furniture payments recorded as rental income. The Company retains a security interest in the assets by way of a security agreement and UCC-1's until all required payments have been made. Assets with a net book value of approximately $0.4 million will be removed from the space and used elsewhere in the Tarrytown facility.

     Emisphere compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the furniture payments of approximately $0.7 million, and determined that the assets were impaired. Based on this evaluation, the Company recorded an impairment charge of approximately $4.3 million during the three and nine months ended September 30, 2003 which has been included in loss on impairment of intangible and fixed assets on the condensed consolidated statements of operations. The leasing of these assets will result in a reduction of depreciation expense of approximately $0.3 million in 2003, $1.2 million in 2004, 2005 and 2006 and $0.4 million in 2007.

     As of September 30, 2003, the Company, the landlord and the subsequent tenant had signed the agreement, but had not yet received approvals from all interested parties, and none of the space had been vacated. Completion of the lease amendment and related agreements took place in early October 2003. The agreement describes four distinct areas to be surrendered, two of which have been vacated and surrendered to the subsequent tenant, one area on October 6, 2003 and the second area on October 23, 2003. The third space is expected to be vacated in December 2003 and the final space in March 2004.

     In May 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure. As a result the Company recorded a restructuring charge of $1.33 million in the second quarter of 2002 which included charges for severance costs related to workforce reduction and clinical trial termination costs. In the third quarter of 2002, the decision was made to dispose of the Farmington research facility. As a result, the Company recorded an additional restructuring charge of $0.16 million in the third quarter of 2002. Overall, the Company reduced the full-time work force by approximately 50%. During the nine months ended September 30, 2003, the Company reversed a restructuring accrual of $0.07 million related to certain contract exit costs based on their conclusion that these costs had already been paid and additional reserve was not necessary.

     During the second quarter of 2002, the Company discontinued its liquid oral heparin program. Management concluded that a total impairment of the portion of the purchased technology related to the liquid form of oral heparin had occurred. In addition, an impairment of a reactor and associated accessories, which was to be used for the manufacture of oral liquid heparin, had occurred. The Company recorded an impairment charge of $4.4 million ($3.9 million related to the purchased technology and $0.5 million related to the reactor) for the nine months ended September 30, 2002, which is included in loss on impairment of intangible and fixed assets in the condensed consolidated statements of operations.

     As of September 30, 2003, the Company performed an evaluation of the land, building and equipment available for sale at the Farmington facility. The Company performed the evaluation as a two part process; i) land, building and equipment that, based on its nature, would most likely be left with the property when the sale is consummated (such as equipment which is attached to the structure and expensive to remove), and ii) remaining equipment that is portable and available for sale and no longer anticipated to be sold with the facility. The evaluation of the land, building and attached equipment was based on the weighted-average probability of estimated undiscounted future cash flows from three potential offers from third parties. The offers ranged from preserving the facility as a research facility to converting the site to commercial use. Based on current estimates of expected proceeds, an impairment loss of the carrying value of the land, building and attached equipment has not been triggered as of September 30, 2003.

     Subsequent to the decision to sell the Farmington facility, equipment with a net book value of approximately $0.4 million was transferred for use at the Tarrytown facility and equipment with a net book value of approximately $0.2 million was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by the Company. Based on this evaluation, the Company recorded an impairment charge of approximately $0 and $1.04 million during the three and nine months ended September 30, 2003, respectively, which has been included in loss on impairment of intangible and fixed assets in the condensed consolidated statement of operations. In the event that the Company is not successful in selling the Farmington facility, the Company will need to write down the carrying value of the land, building and equipment further. The estimated date that a sale of this facility may take place could be in excess of one year due to events and circumstances beyond the Company's control. The Company remains committed to its plan to sell the Farmington facility.

     The land, building, and equipment that are available for sale are included at their carrying value in land, building and equipment held for sale, net on the condensed consolidated balance sheet as of September 30, 2003. The $0.4 million of equipment transferred out of the Farmington facility is included in equipment and leasehold improvements, net on the condensed consolidated balance sheet as of September 30, 2003.

     Depreciation and amortization expense was $4.6 million for the nine months ended September 30, 2003, an increase of $0.1 million, or 1%, as compared to the same period in 2002. This increase is mainly the result of amortization expense for leasehold improvements related to additional laboratory and office space placed into service throughout 2002 partially offset by reduced depreciation due to assets retired from service or sold at the Farmington research facility. Based on the surrender of the leased spaced and subsequent impairment the Company's depreciation will decrease by $1.2 million in 2004.

     As a result of the above, including the restructuring and impairment charges, the operating loss was $33.3 million in the nine months ended September 30, 2003 a decrease of $25.1 million, or 43%, compared to the same period last year. Excluding the restructuring and impairment charges, the total operating loss was $28.0 million in the first nine months ended September 30, 2003 a decrease of $24.5 million, or 47%, compared to the same period last year.

     Net investment expense increased to approximately $2.3 million of expense, an increase of $1.4 million compared to $0.9 million of expense in the comparative period in 2002. The change is primarily the result of a decrease in investment income of $1.0 million and an increase in interest expense of $0.5 million, partially offset by a $0.19 million loss on impairment of investments that occurred in the third quarter 2002 with no comparable event in 2003. The decrease in investment income resulted from lower cash and investment balances and lower interest rates, partially offset by a gain from the call of the Company's Niagara Mohawk bond of $0.5 million.

     Based on the above, the Company sustained a net loss of $35.6 million including restructuring and impairment charges in the nine months ended September 30, 2003 as compared to a net loss of $59.3 million in the same period of 2002. Excluding the restructuring and impairment charges our net loss was $30.4 million for the first nine months ended September 30, 2003 or a decrease of $22.9 million compared to the same period last year.

Liquidity and Capital Resources

     As of September 30, 2003, total cash, cash equivalents and investments was $50.9 million, a decrease of $22.8 million as compared to December 31, 2002.

     Net cash used in operations was $21.1 million in the nine month period ended September 30, 2003, as compared to $54.5 million in the nine month period ended September 30, 2002. This decrease was primarily the result of the Company's restructuring efforts after the announcement of the completion of its Phase III trial and the subsequent closing of the Company's Farmington, Connecticut facility. These events reduced the workforce by approximately 50% and also decreased research and development efforts.

     Cash provided by investing activities was $22.1million in the nine month period ended September 30, 2003, as compared to $28.2 million in the same period of 2002. During the nine month period ended September 30, 2003 proceeds from matured investments totaled $37.6 million, which were partially offset by reinvestment of $14.6 million in securities and reclassification of the remainder as cash equivalents. Capital expenditures amounted to approximately $1.0 million in the nine month period ended September 30, 2003, as compared to $3.2 million for the same period in 2002. The decrease in capital expenditures was due to the substantial reduction of all capital projects, the transfer of certain equipment from the Farmington research facility to be used in Tarrytown, as well as the new business model adopted after the restructuring as outlined below. Proceeds from the sale of fixed assets was $0.1 million in 2003 down from $0.3 million sold during the same period last year.

     Cash provided by financing activities decreased by $1.0 million due to lower stock price and fewer options exercised.

     Emisphere's business model is to conduct Proof of Concept Phase I and II clinical trials with the objective of attracting partners to commercialize the Company's carriers without significant additional funding by Emisphere. This business model has significantly reduced the Company's cash requirements in that the Company does not currently plan to self fund any significant projects beyond Phase I and II clinical trials. In 2003 the Company expects no oral heparin solution clinical development expenses as the program was discontinued in May 2002. However, given its focused business model of out-licensing rather than on self development of products, the Company expects to expand its efforts to partner its products, including oral insulin, solid heparin, cromolyn sodium and other products. As a result, even though the Company expects to continue to incur operating losses, these losses are estimated to be significantly less than those incurred in 2002.

     Emisphere's cash requirements are expected to continue to decrease slowly due to the more focused business model. Management is continuing to evaluate opportunities for streamlining operations, and reducing costs as evidenced in the announced surrender of a portion of its lease. These cost reduction opportunities may include, but are not limited to, further decreases in personnel-related costs and operating costs, the leasing of certain capital equipment, and sub leasing or surrendering certain leased space at the Tarrytown facility. As a result of these future decisions, further restructuring or impairment charges may be necessary. Capital expenditures are expected to be in the range of $1 to $1.5 million in 2003 and a lease to fund these purchases is in process of approval this year.

     Emisphere expects its cash, cash equivalent and investment balances to decrease by $30 to $32 million in 2003 ending the year at approximately $42 to $44 million. The sale of the Farmington facility is anticipated in late 2004. This level of cash usage assumes that the Company will not enter into partnership agreements for solid oral heparin, oral insulin, or any other significant partnership this year. In 2004, in the absence of a partnership, the Company may be required to raise additional funds. Conversely, if the Company closes on the sale of the Farmington facility, or enters into a collaboration agreement to develop oral heparin or oral insulin, depending upon the terms of the partnership, Emisphere could receive expense reimbursement and/or cash payments. Such funding may delay the Company's need to raise additional funds to maintain operations beyond 2004. Management expects that current cash and investment balances are sufficient to fund operations through the second quarter of 2005. As discussed in the table below, the Elan note is due July 6, 2006.

     The following table summarizes our contractual obligations for long-term debt, clinical research organization expense and research consulting agreements as of September 30, 2003:

                                                                                      Amount Due in
                                                              --------------------------------------------------------------
                                                Total           Less than                                         More than
Type of Obligation                            Obligation         1 year         1 to 3 years    3 to 5 years       5 years
-----------------------------------------   -------------     ------------     -------------   -------------     -----------
Long-Term Debt (1) ......................   $55.0 million               --     $55.0 million               --             --
Clinical Research Organizations .........     0.9 million     $0.9 million                --               --             --
Research consultant agreements ..........     0.2 million      0.2 million                --               --             --
                                            -------------     ------------     -------------    -------------    -----------
 Total ..................................   $56.1 million     $1.1 million     $55.0 million               --             --
                                            =============     ============     =============    =============    ===========

------------
(1) In July 1999, the Company acquired from Elan Corporation, plc's ("Elan's") its ownership interest in Ebbisham (a joint venture vehicle created by the Company and Elan), in exchange for a seven year, $20.0 million zero coupon note due July 2006 carrying a 15% interest rate, compounding semi-annually (the "Note"), plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. In connection with any payment on the Note made by the Company, the Company has the right to require Elan to purchase the Company's common stock at the market price at an aggregate price equal to such payment made, subject to the following conditions: (i) the acceptance by the FDA of a new drug application from the Company involving any heparin product, (ii) the Company's closing stock price remaining at or above $25.00 per share for the 20 consecutive trading days prior to the date the Company exercises this right and (iii) the exercise of this right would not require the application of the equity accounting method by Elan. At September 30, 2003, the balance on the Elan Note was approximately $37.0 million.

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

     On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective no later than the beginning of the first interim or annual reporting period ending after December 15, 2003 for VIEs created before February 1, 2003 and is effective immediately for VIEs created after January 31, 2003.

     The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46. This standard may apply to the Company should transactions falling within the scope of this standard arise in the future.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first period beginning after June 15, 2003. The Financial Accounting Standards Board is expected to defer the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on the Company's financial statements.

     This standard may apply to the Company should transactions falling within the scope of this standard arise in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Emisphere's primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. The Company's investments totaled $46.7 million at September 30, 2003. Approximately $44.3 million, of which $33.5 million were short-term and $10.8 million were long-term investments, had fixed interest rates, and $2.4 million, of which $1.3 million were short-term, and $1.1 million were long- term investments, with variable interest rates.

     Due to the conservative nature of its short-term fixed interest rate investments (maturities in less than one year), the Company does not believe that it has a material exposure to interest rate risk. The Company's fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the year-end market interest rates would result in a decrease of approximately $0.03 million in the market values of these investments.

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

     None

Item 5. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 2) and the notes to Emisphere's unaudited financial statements (Item 1) as well as certain oral statements made from time to time by representatives of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (but are not limited to) statements regarding: planned or expected studies and trials of oral formulations that utilize Emisphere's technology; the timing of the development and commercialization of Emisphere's products; potential products that may be developed using Emisphere's eligen[TM] technology; the potential market size, advantages or therapeutic uses of Emisphere's products; variation in actual savings and operating improvements resulting from current restructurings; and the sufficiency of Emisphere's available capital resources to meet its funding needs. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Emisphere's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: the success of Emisphere's solid oral heparin product and Emisphere's ability to find a marketing partner to help us commercialize it; prospects for Emisphere's salmon calcitonin product candidate in development with a partner; the viability of Emisphere's other product candidates, most of which are in the early stages of development; the need to obtain regulatory approval for Emisphere's product candidates; Emisphere's dependence on collaborative partners to develop and commercialize products; Emisphere's ability to fund such efforts with or without partners and uncertainty as to the timing and outcome commercialization decisions made by Emisphere's collaborative partners; Emisphere's absence of profitable operations and need for additional capital; Emisphere's dependence on patents and proprietary rights; and other factors described in this Report and Emisphere's Annual Report on Form 10-K for the year ending December 31, 2002 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors".

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

Exhibit
Number     Description of Exhibit
--------   --------------------------------------------------------------------------------------------------
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

   (b) Reports on Form 8-K

     On August 18, 2003, we furnished a current report on Form 8-K to file the press release announcing our financial results for the quarterly period ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

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