Form 10-K
period 2003-12-31
EMISPHERE TECHNOLOGIES INC
filed 2004-03-29
CIK 805326

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 1-10615
                                   ----------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of June 30, 2003 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons) was $55,622,611 computed at the closing price on that date.

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

    The number of shares of the Registrant's common stock, $.01 par value, outstanding as of March 15, 2004 was 18,312,150.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Parts II and III of this 10-K incorporate information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 31, 2003.

================================================================================

                                TABLE OF CONTENTS

                                                                                                             PAGE NO.
                                                                                                             --------
PART I

Item 1.      Business                                                                                            2
Item 2.      Properties                                                                                         16
Item 3.      Legal Proceedings                                                                                  16
Item 4.      Submission of Matters to a Vote of Security Holders                                                16

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                              17
Item 6.      Selected Financial Data                                                                            18
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations              19
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                         33
Item 8.      Financial Statements and Supplementary Data                                                        33
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               33
Item 9A.     Controls and Procedures                                                                            34

PART III

Item 10.     Directors and Executive Officers of the Registrant                                                 35
Item 11.     Executive Compensation                                                                             35
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters     35
Item 13.     Certain Relationships and Related Transactions                                                     35
Item 14.     Principal Accountant Fees and Services                                                             35

PART IV

Item 15.     Exhibits, Financial Statements Schedules and Reports on Form 8-K                                   36
             Signatures                                                                                         37
             Index to Consolidated Financial Statements                                                        F-1
             Exhibits Index                                                                                    E-1

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made under the captions "Business" (Item 1) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7), the notes to the Company's audited financial statements (Item 8) and elsewhere in this Annual Report on Form 10-K, as well as statements made from time to time by Emisphere's representatives may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include (without limitation) statements regarding planned or expected studies and trials of oral formulations that utilize the Company's eligen(TM) technology; the timing of the development and commercialization of the Company's product candidates or potential products that may be developed using the Company's eligen(TM) technology; the potential market size, advantages or therapeutic uses of the Company's potential products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of the Company's available capital resources to meet the Company's funding needs. Management does not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and the other factors discussed in connection with any forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW OF EMISPHERE

     Introduction

     Emisphere Technologies, Inc. ("Emisphere", "Our", "Us" or "We") is seeking to overcome one of the most challenging technical hurdles in the pharmaceutical industry--the oral delivery of medicines not currently available in oral form. We have product candidates in development across a broad range of therapeutic areas, including cardiovascular disease, diabetes, osteoporosis, growth disorders, asthma and allergies, obesity and infectious diseases. Further information can be found on our website: www.emisphere.com. The contents of that website are not incorporated herein by reference thereto. Investor related questions should be directed to ir@emisphere.com.

     History

     Emisphere was originally founded as Clinical Technologies Associates, Inc. in 1986. We went public in 1989, and were listed on NASDAQ under the ticker symbol "CTAI". In 1990, under new management, we decided to focus on our oral drug delivery technology, now known as the eligen(TM) technology. In 1991, we changed our name to Emisphere Technologies, Inc., and we continued to be listed on NASDAQ, under the new ticker symbol, "EMIS".

     The eligen(TM) Technology

     The eligen(TM) technology is a broadly applicable proprietary oral drug delivery technology based on the use of proprietary, synthetic chemical compounds known as EMISPHERE(R) delivery agents, or "carriers". These delivery agents facilitate and/or enable the transport of therapeutic macromolecules (such as proteins, peptides, and polysaccharides) or charged organics across biological membranes such as the small intestine. We believe that our eligen(TM) technology makes it possible to orally deliver a therapeutic molecule without altering its chemical form or compromising the biological integrity of membranes.

     Business Strategy

     Our core business strategy is to develop oral forms of injectable drugs, either alone or with corporate partners, by applying the eligen(TM) technology to those drugs. Typically, the injectable drugs that we target (i) have received regulatory approval, (ii) have demonstrated safety and efficacy, and (iii) are currently available on the market. We believe that focusing on the oral delivery of these types of product candidates increases our probability of successfully executing our business strategy. Our direct cost of developing an unformulated product candidate through proof-of-concept human studies using an EMISPHERE carrier and a therapeutic molecule is less than $1 million.

     Product Candidates in Development

     The following table sets forth (i) the therapeutic areas for which we are developing product candidates, either alone or with corporate partners, (ii) the candidates currently in development, (iii) the present stage of clinical development, and (iv) the identity of our corporate partner for partnered programs, as previously reported by Emisphere or the partner.

THERAPEUTIC AREA                    DRUG CANDIDATES                  STAGE OF DEVELOPMENT               PARTNER
------------------------ --------------------------------------- -----------------------------  ----------------------
Cardiovascular           Oral Unfractionated ("UF") Heparin      Clinical subjects (2)          Self-developed
                          (Solid)
                         Oral Low Molecular Weight Heparin       Clinical subjects              Self-developed
                          ("LMWH") (1)

Osteoporosis             Oral Salmon Calcitonin ("sCT")          Phase IIa                      Novartis Pharma AG
                         Oral Recombinant Parathyroid Hormone    Phase I                        Eli Lilly and Company
                          (teraparatide; "PTH 1-34")

Growth Disorders         Oral Recombinant Human Growth Hormone   Clinical subjects              Self-developed (5)
                          (somatropin; "rhGH")

Diabetes                 Oral Insulin                            Clinical patients (3)          Self-developed
                         Oral Glucagon-Like Peptides ("GLPs")    Pre-clinical (4)               Self-developed

Asthma/Allergies         Oral Cromolyn Sodium                    Clinical patients              Self-developed

Obesity                  Oral Ciliary Neutrophic Growth Factor   Pre-clinical                   Regeneron
                          ("CNTF")                                                              Pharmaceuticals, Inc.
                         Oral PYY//3-36//                        Pre-clinical                   Self-developed

Anti-infectives          Oral Anthrax Antigen                    Pre-clinical                   US Army Medical
                                                                                                Research Institute of
                                                                                                Infectious Diseases

Undisclosed              Feasibility Product Candidates          Clinical subjects,             Self-developed or
                                                                 pre-clinical and feasibility   undisclosed partners

----------
(1) Emisphere has an agreement with a producer of LMWH to supply a particular LMWH to Emisphere. Development of this candidate is dependent on this agreement.

(2) "Clinical subjects" = Investigating safety of carrier and drug/carrier combination in a limited number of healthy human subjects. Determining proper oral dose ranges to meet specified blood levels.

(3) "Clinical patients" = Investigating safety and confirming efficacy of a product candidate in a limited number of patients using a single or multiple dose regimen.

(4) "Pre-clinical" = Investigating safety of a product candidate in a controlled laboratory environment and establishing activity in standard animal models.

(5) Originally partnered with Eli Lilly and Company. Emisphere reacquired all rights in 2003.

     Recent Developments

     In January 2004, we announced preliminary results from our first multiple-dose European clinical study evaluating an oral insulin tablet using the eligen(TM) technology in early-stage Type 2 diabetics. The 13-patient study, consisting of seven treated patients and six control patients, evaluated the safety, effect and tolerability of the oral insulin tablets when administered four times daily (10 minutes before meals and at bedtime) over a two-week period. The preliminary data suggest that EMISPHERE(R) oral insulin tablets can positively impact glycemic control in early-stage Type 2 diabetics. Preliminary data indicated that repeated administration of our oral insulin was not associated with hypoglycemic events, an adverse complication that is often associated with injected insulin and other anti-diabetic treatments.

OVERVIEW OF DRUG DELIVERY INDUSTRY

     The drug delivery industry develops technologies for the improved administration of therapeutic compounds, with the goal of expanding markets for existing products and extending drug franchises. Also, drug delivery companies seek to develop products on their own that would be patent protected by applying proprietary technologies to off-patent pharmaceutical products. Primarily, drug delivery technologies are focused on improving safety, efficacy, ease of patient use and patient compliance. Pharmaceutical and biotechnology companies consider improved drug delivery as a means of gaining competitive advantage over their peers.

     Therapeutic macromolecules, of which proteins are the largest sub-class, and charged organics are prime targets for the drug delivery industry for two reasons.

     First, therapeutic macromolecules and charged organics address large markets for which there is an established medical need. These drugs are widely used, as physicians are familiar with them and are accustomed to prescribing them. According to published sources, worldwide annual sales of protein therapeutics are valued at approximately $22 billion and are growing at approximately 15% per year.

     Second, therapeutic molecules and charged organics are significantly enhanced through alternative delivery. These medicines are comprised of proteins and other large or highly charged molecules that, if orally administered under traditional oral delivery methods, would degrade in the stomach or intestine before they are absorbed into the bloodstream. Therefore, they are administered by injection. Injections are undesirable for many reasons, including patient discomfort, inconvenience and risk of infection. Poor patient acceptance of, and compliance with, injectable therapies can lead to increased incidences of medical complications. In addition, injectable therapies result in high healthcare costs because many drug injections require administration in hospitals or doctors' offices.

     Oral delivery is the preferred method when compared to other delivery systems. Patient acceptance of and adherence to a dosing regimen is relatively high among orally delivered medications as compared to non-oral delivery approaches. Our business strategy is based upon our belief that the development of an efficient, safe and reproducible oral delivery system for macromolecules represents a significant commercial opportunity. Given the advantages of oral delivery over injectable forms, we believe that oral administration of biopharmaceutical drugs would significantly expand the markets for these drugs.

CURRENT APPROACHES TO DRUG DELIVERY

     Transdermal (via the skin) and "Needleless" Injection

     The size of most macromolecules makes penetration of the skin inefficient or ineffective. Some peptides and proteins can be transported across the skin barrier into the bloodstream using high-pressure "needleless" injection devices. The devices, which inject proteins through the skin into the body, have been available for many years. We believe these devices have not been well accepted due to patient discomfort, relatively high cost, and the inconvenience of placing the drugs into the device.

     Nasal

     The nasal route (through the membrane of the nose) of drug administration has been limited by low and variable bioavailability for proteins and peptides. As a result, penetration enhancers often are used with nasal delivery to increase bioavailability. These enhancers may cause local irritation to the nasal tissue and may result in safety concerns with long-term use. A limited number of peptides using nasal delivery have been approved for marketing in the United States.

     Pulmonary (via the lung)

     Pulmonary delivery (through the membrane of the lungs) of drugs is emerging as a delivery route for large molecules. Although local delivery of respiratory drugs to the lungs is common, the systemic delivery (i.e., delivery of the drugs to the peripheral vasculature) of macromolecule drugs is less common because it requires new formulations and delivery technologies to achieve efficient, safe and reproducible dosing.

     Intraoral (via the membranes in the mouth)

     Intraoral delivery is also emerging as a delivery route for large molecules. Buccal delivery (through the membrane of the cheek) and sublingual delivery (through the membrane under the tongue) are forms of intraoral delivery.

     We believe that our eligen(TM) technology, enabling oral delivery instead of injectable or other forms of administration, provides an important competitive advantage in the drug delivery industry. We believe that the oral route is the most "patient-friendly" option, in that it offers convenience, is a familiar method of administration, provides increased compliance, and, for some therapies, is considered the best physiological route of administration.

THE ELIGEN(TM) TECHNOLOGY

     Our oral drug delivery technology, the eligen(TM) technology, is based upon proprietary, synthetic chemical compounds known as EMISPHERE delivery agents that facilitate the transport of therapeutic macromolecules and other compounds across biological membranes, such as the membranes of the small intestine. Using this technology, we have demonstrated oral delivery of heparin, insulin, PTH 1-34, rhGH, cromolyn sodium and salmon calcitonin in humans, and over 40 other compounds in animal models.

     We believe that the EMISPHERE delivery agents use passive transcellular transport (a natural transport process in the body), enabling macromolecules to cross membranes and yet remain therapeutically active. Also, we believe that the eligen(TM) technology does not chemically change the molecule being delivered and only changes the physical nature of the molecule. Under physiological conditions, protein molecules naturally exist in many different shapes, or conformations. Some of these conformations can be transported across the cell membranes. Our hypothesis is that once the drug crosses the membrane, the delivery agent separates from the drug and the drug reestablishes its natural distribution of conformations, ensuring that the delivered drug molecules are in their therapeutically active state.

     We have designed and synthesized a library of over 2,000 delivery agents and continue to evaluate our delivery agents for their ability to facilitate the delivery of therapeutic macromolecules and other compounds across biological membranes.

     Key Characteristics of the eligen(TM) Technology

     We believe that our oral drug delivery technology has competitive advantages, including:

     Broad applicability: EMISPHERE delivery agents are applicable across a diverse group of molecules such as proteins, carbohydrates, peptides and other compounds;

     Stand-alone delivery: Oral drug delivery using EMISPHERE delivery agents does not rely upon the addition of other agents that can have adverse effects on the intestinal membranes or digestion;

     Versatility: We have created various types of oral formulations, including solutions, suspensions, tablets and capsules. We believe our eligen(TM) technology is applicable to controlled release dosage forms;

     Ease of manufacture: We believe that the technology and manufacturing equipment required to produce EMISPHERE delivery agent material in commercial quantities is readily available.

THERAPEUTIC INDICATIONS

     Diabetes

     According to published reports, approximately 177 million people worldwide are afflicted by diabetes, with approximately 18 million of those afflicted residing in the United States; nearly one-third of all individuals in the United States suffering from diabetes are unaware that they have this chronic disease; and in the United States, diabetes accounts for approximately $132 billion in direct and indirect healthcare related costs. There are two principal types of diabetes:

     . Type 1 - An autoimmune disease in which the body does not produce any insulin. Type 1 diabetes appears most often in children and young adults. Type 1 diabetics must receive multiple daily insulin injections to stay alive. Type 1 diabetes accounts for approximately 5-10% of total diabetes cases.

     . Type 2 - A metabolic disorder resulting from the body's inability to properly utilize or produce adequate amounts of insulin. Type 2 diabetics account for approximately 90-95% of diabetes cases. Reportedly, the incidence of Type 2 diabetes is rising rapidly as a result of an aging population, greater prevalence of obesity, and a more sedentary lifestyle.

     Recent estimates indicate that worldwide sales of insulin exceeded $4 billion in 2002 and are projected to grow to over $7 billion in 2006. Approximately 40% of all Type 2 diabetics use insulin to control the disease, accounting for approximately 50% of total insulin use. Although many Type 2 diabetics could benefit from insulin therapy, they may not use the drug because it is administered by injection. We believe that a successful oral insulin therapy would facilitate compliance for diabetic patients who are not diligent with their prescribed injection regimens, and enable those patients adverse to injections to adopt therapy at an earlier stage of the disease.

     Based on previously published research, we believe that oral insulin delivery is consistent with the physiology of a non-diabetic's natural secretion of insulin from the pancreas, which travels to the liver prior to being distributed to the peripheral circulation. We believe that orally delivered insulin likewise travels to the liver prior to being distributed to the peripheral circulation. In comparison, also based on previously published research, we believe that injected insulin, like other non-oral insulin therapies, is administered into the general (systemic) circulatory system first and then to the liver. We believe that as a result, injectable insulin results in higher circulating insulin levels than oral insulin. Chronic excess insulin in the general circulation (known as hyperinsulinemia) is known to cause diabetic patient complications.

     Furthermore, we believe that the pharmacological profile of our oral insulin to date, namely, the onset and duration of action, has been consistent with the physiological profile of naturally secreted insulin from the pancreas, under both fed and certain fasted conditions. For the foregoing reasons, we believe that, aside from the convenience benefits, orally delivered insulin, with the appropriate clinical attributes, may provide an alternative therapy with fewer complications when compared to existing medical diabetes treatments.

     Oral Insulin Program.

     In June 2001, we entered an oral unformulated dosage of insulin using an EMISPHERE carrier into proof-of-concept clinical testing. In October 2001, we completed a Phase I study using the most promising EMISPHERE carrier selected for insulin. The resulting data were used to support the testing of this unformulated dosage in early-stage Type 2 diabetic patients. In November 2001, we completed preliminary testing in Type 2 diabetic patients upon completing a "euglycemic clamp study" (a study in which insulin and glucose is infused intravenously at different doses to see what levels of insulin control different levels of glucose).

     In June 2002, in an oral presentation and media briefing at the Annual Meeting of the American Diabetes Association ("ADA") in San Francisco, we presented proof-of-concept preliminary clinical results from a study conducted in Europe, which showed that an early capsule prototype of oral insulin using the eligen(TM) technology resulted in absorption from the gastrointestinal tract. The data also demonstrated significant reductions in blood glucose levels. Although not directly compared in this trial, the reductions in blood glucose levels were consistent with reductions in glucose seen with injectable insulin. The study demonstrated that there were no serious adverse events.

     The double-blind, placebo-controlled study consisted of the administration of insulin with an EMISPHERE delivery agent in capsule form to a total of 20 healthy human volunteers in the fasted state who received five different dose regimens, ranging from 100 to 150 units of insulin and 100 mg to 600 mg of delivery agent, and a subcutaneous control, with another two subjects who received placebo. Nine subjects received only the delivery agent. The study demonstrated that the orally delivered insulin had favorable pharmacokinetic and pharmacodynamic profiles, in that systemic blood insulin levels peaked within 25 minutes. Such favorable profiles are considered to be significant by physicians, in general, because the primary potential use of oral insulin would be before meals, and the more rapid the delivery, the better patients can time their medication to their meal. We believe that this data and the data from the 2001 studies provide proof-of-concept for our oral drug delivery technology with insulin as evaluated in healthy, fasted volunteers.

     In March 2003, we announced completion of a study in early-stage Type 2 diabetic patients designed to demonstrate the pharmacokinetics and absorption of insulin, and subsequent effects on blood glucose of this product candidate following a standardized meal. The placebo controlled, crossover study evaluated two oral doses of insulin. Patients received one capsule containing 5.6 mg (150 units) of insulin and 200 mg of EMISPHERE delivery agent or two capsules containing a total of 11mg (300 units) of insulin and 400 mg of EMISPHERE delivery agent. The study compared the two oral unformulated dosages to a fast-acting injectable insulin in fourteen patients with Type 2 diabetes who had received a standardized solid meal (722 kcal). The study also included a placebo group. For the 11 mg dose, the data demonstrated that unformulated oral insulin dosages, when administered 30 minutes prior to the standardized meal, reduced post-prandial glucose excursion (the rise in blood sugar following a meal) and produced a marked increase in systemic insulin levels and a concomitant reduction in C-peptide (a marker of endogenous insulin production) as compared to the placebo. In addition, plasma insulin concentrations peaked faster using our oral unformulated dosage as compared to fast acting injectable insulin (30 minutes with oral versus approximately 45 minutes typically seen with injectable formulations). Similar results were observed in certain patients given the 5.6 mg dose, who received the same standardized meal. The study produced evidence that one or two capsules could impact post-prandial blood glucose in certain early-stage Type 2 diabetic patients and demonstrated favorable pharmacokinetics. No serious adverse events were reported.

     In June of 2003, we presented preliminary data at the Annual Meeting of the ADA in New Orleans, LA from two EMISPHERE oral insulin capsule studies. The first study ("the overnight study"), presented in a poster session, was conducted to determine if the administration of the EMISPHERE oral insulin prototype capsules at bedtime could exert effects on overnight-fasting glucose homeostasis and insulin secretion in early-stage Type 2 diabetics. The overnight study summary conclusion was that the amount of oral insulin delivered reduced fasting glucose levels the following morning. The prototype of oral insulin was well-tolerated and no serious adverse events were reported. The second study ("the glucose clamp study"), presented in a plenary session, was a proof-of-concept study conducted in early-stage Type 2 diabetics to assess insulin secretion and resistance following the administration of two oral insulin prototype capsules containing a total of 11 mg insulin (300 units) when a simultaneous infusion of glucose was administered. The data demonstrated that relative biopotency of oral insulin was 32% (mean) in the first hour after administration, which is the most critical time period when the first-phase insulin response should be replicated in a Type 2 diabetic. No serious adverse events were reported.

     In November 2003, we announced preliminary data from a study evaluating a tablet prototype of EMISPHERE oral insulin. These data were presented at the 5th Annual Diabetes Technology Meeting in San Francisco. Data from the study demonstrated that a practical tablet dosage form totaling 10 mg (300 units) of insulin and 160 mg of EMISPHERE delivery agent could reduce post-prandial glucose excursion when administered in the pre-prandial state ten minutes prior to a standard, American Diabetes Association breakfast.

     In the fourth quarter of 2003, we completed the clinical dosing portion of our first multiple dosing with the EMISPHERE oral insulin tablet prototype when dosed in Type 2 diabetics. The 13-patient study, consisting of seven treated patients and six control patients, evaluated the safety, effect and tolerability of the oral insulin tablets when administered four times daily (10 minutes before meals and at bedtime) over a two-week period. In January 2004, we announced preliminary results from the study. The preliminary data indicated that repeated administration of our oral insulin was not associated with hypoglycemic events, an adverse complication that is often associated with injected insulin and other anti-diabetic treatments.

     We will continue to develop the oral insulin candidate while seeking a partner for this program. We have engaged the services of an investment bank to assist in the preliminary negotiation process with potential partners for our oral insulin product candidate.

     Cardiovascular (Anticoagulation)

    Unfractionated heparin ("UFH") and low molecular weight heparin ("LMWH") are widely used anticoagulants. These anticoagulants are primarily indicated for treating and preventing post-surgical deep vein thrombosis (blood clots following major surgery) ("DVT") and more severe sequelae e.g. pulmonary embolism. Also, these drugs are frequently prescribed for acute myocardial infarction, coronary angioplasty, coronary artery bypass graft surgery, stroke and unstable angina. The most common indications for heparin therapy are the prevention of venous thrombosis (blood clots) following surgical procedures lasting longer than 30 minutes (especially orthopedic, pelvic, abdominal, trauma, angioplasty or heart surgery). According to published sources, in the United States, it is estimated that more than 3 million such surgical procedures are performed each year and more than 250,000 cases of DVT are reported. DVT treatment generally includes about one to two weeks of injectable LMWH, followed by 90 to 180 days of warfarin. Currently, all forms of heparin are administered as either a continuous intravenous infusion or a subcutaneous injection.

    Recent studies indicate that a longer prophylaxis (extending the duration of heparin preventative therapy from the current standard of practice) would benefit patients following major surgery. We believe that compliance would be improved if a commercially viable oral form of UFH or LMWH was available because patients would be more inclined to comply with this type of dosage compared to injectable forms. Preventative therapy is typically recommended for at least 10 to 14 days post-surgery. However, several studies indicate that longer heparin prophylaxis (preferably for 30 days) is optimal because the risk of DVT remains high throughout this period. Without DVT prophylaxis, the incidence of DVT is often greater than 50% based on previously published research.

     Heparin is often considered the anticoagulant of choice for the prevention and treatment of cardiovascular complications, such as DVT or blood clots and pulmonary embolism in high-risk, hospitalized patients. Typically, heparin is favored by clinicians over warfarin because heparin is more effective, produces a rapid onset of anticoagulation activity, has a shorter physiological half-life, and is indicated in fewer drug-drug interactions than many U.S. Food and Drug Administration ("FDA") approved drugs. In addition, warfarin requires constant patient monitoring. A major disadvantage of heparin therapy is the requirement for subcutaneous administration.

     Worldwide heparin sales, including the LMWHs, are estimated to be over $2.5 billion, with a projected 15% annual growth rate. We believe that our solid oral heparin and LMWH candidates could substantially penetrate and expand existing markets. We anticipate that large new markets for the heparins will be created based on studies indicating that UFH may have utility for indications other than anticoagulation. These indications include: unstable angina, arterial fibrillation, acute myocardial infarction, coronary angioplasty, stent placement, coronary artery bypass graft, pulmonary embolism and stroke. In addition, a large and growing body of pre-clinical and clinical data indicates that heparin has potent anti-inflammatory and anti-cancer properties and recently reported studies indicate that heparin has been shown to be beneficial as a treatment for inflammatory bowel disease, rheumatoid arthritis, asthma, psoriasis, transplant rejection and proteinurias.

     We believe that oral heparin would be considered a more convenient and "patient-friendly" therapy than injectable heparin by both patients and physicians, and could open the at-home market to heparin by replacing warfarin and injectable LMWH use. Also, we believe that our oral heparin product candidates ultimately could enable an extended dosing regimen and be applicable for a wide range of anti-coagulant/antithrombotic uses.

     Oral Heparin Program (Solid Form).

     We are evaluating solid oral heparin prototypes, including capsule and tablet forms of UFH and LMWH, using our delivery agent, SNAC. SNAC was administered as Heparin/SNAC Oral solution in a Phase III study of over 2,000 patients, known as "The PROTECT Trial". (For more information on the PROTECT Trial, see "Discontinued Oral Heparin Program (Liquid Form) below).

     Heparin, a polysaccharide, represents a significant formulation challenge for our eligen(TM) technology because the potency of heparin is significantly lower than many macromolecules, requiring a large dose which combined with SNAC results in both a large solid dosage form and a large number of tablets or capsules per dose. Since 2002, we have significantly reduced the necessary dose by using both traditional formulation techniques and eligen(TM) technology-specific techniques. We believe that reducing the size of the dosage form and the number of tablets or capsules per dose would provide the most patient preferred and commercially viable solid dosage form. We are continuing our efforts to optimize a solid oral UFH dosage form and have produced improved solid formulations with additional performance enhancements.

     In December 2002, at the American Society of Hematology ("ASH") Annual Meeting, we presented positive outcomes from a Phase I clinical study evaluating two solid oral UFH formulations, in tablet and capsule forms. For each solid dosage form which made use of our eligen(TM) technology, the data demonstrated that an effect on blood coagulation was achieved consistent with therapeutic levels that are acceptable in known heparin indications,, without any tolerability issues. In addition, the total quantity of material was significantly reduced in both formulations from the oral liquid formulation and the physical blend in a capsule used in previous studies.

     In the second half of 2003, we completed a multiple arm Phase I clinical study in Europe to evaluate additional solid dosage forms of UFH in tablet and capsule form in humans and data from such studies are currently being evaluated. An additional study is planned for the first half of 2004.

     Discontinued Oral Heparin Program (Liquid Form).

     We initially set out to develop a solution formulation of oral heparin. At the end of 1999, we initiated a Phase III study of our oral heparin solution formulation. The multi-center, double-blind, double-dummy Phase III trial was referred to as the "PROTECT" (PRophylaxis with Oral SNAC/heparin against ThromboEmbolic Complications following Total hip replacement surgery) trial.

     The PROTECT Trial enrolled 2,288 patients to evaluate the safety and efficacy of a solution oral heparin formulation using our eligen(TM) oral drug delivery technology for the prevention of DVT in total hip replacement surgery patients (a surgical patient population that historically has had the highest rate of DVT). The goal of the PROTECT Trial was to demonstrate the superior efficacy and comparable safety of our oral heparin when dosed postoperatively for a 30-day regimen, as compared to injectable enoxaparin, when dosed postoperatively for a 10-day regimen. (A 10-day regimen of injectable enoxaparin, marketed by Aventis Pharma SA under the LOVENOX trademark, is the standard of care in the prevention of DVT, as determined by the American College of Chest Physicians' Sixth Consensus Conference.)

     The endpoint of PROTECT was DVT occurrence in the 30 days following surgery, or pulmonary embolism or death. Investigators at more than 120 international sites evaluated a liquid form of heparin, consisting of the EMISPHERE delivery agent, SNAC (Sodium N-[8-(2 hydroxybenzoyl) Amino Caprylate), in combination with unfractionated heparin, when dosed orally in a 30-day regimen, compared to enoxaparin, when dosed subcutaneously (by injection) in a 10-day regimen. Total DVTs were determined by bilateral venogram, the FDA standard for measurement, measured at 30 days following surgery. A team of radiologists at Boston's Massachusetts General Hospital read all the venographies produced to determine the presence of a blood clot (thrombus).

     On May 14, 2002, we announced initial results from the PROTECT study. Those initial results did not demonstrate the superiority of oral heparin, when dosed in a 30-day treatment regimen, compared to enoxaparin administered by injection in a 10-day dosing regimen in preventing DVTs. However, the data from the study suggested that the lower than expected efficacy net result may have been due to patient acceptance of and compliance with the liquid dosage form, and that a more acceptable (solid) dosage form would result in higher patient compliance.

     The study design of PROTECT was rigorous. The trial sought at least an absolute 10% reduction in DVT events, so that it could claim clinical superiority.

     In December 2002, we presented the complete analysis at the 44th annual meeting of the American Society of Hematology. The fully analyzed data demonstrated for the first time that the macromolecule heparin could be delivered into the bloodstream of a patient following dosing in an oral form. However, a liquid formulation of oral heparin in a 30-day treatment regimen was deemed to have poor tolerability due to its taste, which in turn led to poor patient compliance in the PROTECT study.

     We hope to leverage the extensive safety database that we now have for SNAC, the EMISPHERE delivery agent that was used in the PROTECT study, and are evaluating the application of that safety database to the solid form of oral heparin for potential utility toward future development efforts with the FDA. In 2003, we conducted studies with various solid oral dosage forms of SNAC/UFH to examine different forms of the solid heparin and to optimize further the prototypes that were announced at the ASH conference in 2002.

     Osteoporosis

     Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, leading to bone fragility and an increased susceptibility to fractures. It is a common condition among the elderly--both men and women. The most common consequence of osteoporosis is greatly increased risk of broken bones, especially in the hip region. Osteoporosis is estimated to affect over 10 million Americans and to be responsible for more than 1.5 million hip, vertebral, wrist and other fractures annually in the U.S. The disease is relatively expensive to treat. It is reported that worldwide revenue for osteoporosis therapeutics was $7.5 billion in 2002 and it is estimated that sales will reach $12 billion by 2006. Several medicines are available to either delay the onset of, or reverse, bone loss. We believe that new therapies currently under development should foster greater patient compliance, and ultimately improve the market penetration rate.

     We and our collaborators, Novartis Pharma AG ("Novartis") and Eli Lilly and Company ("Lilly"), are seeking to commercialize oral forms of the existing nasal and injectable therapies. We believe that oral forms of therapy would be considered more patient-friendly, and would ensure better compliance, especially among the elderly, for the treatment and prevention of osteoporosis.

     For information on our product candidates addressing the osteoporosis patient population, see "Ongoing Collaborative Agreements" below.

     Growth Disorders

     Growth hormone is necessary to stimulate growth in children by promoting the growth of muscle and bone. In adults, growth hormone maintains muscle and bone quality. Many children and adults suffer from growth hormone deficiency, in which growth rate is decreased, appearance is less mature, and adult height falls below the normal range.

      Recombinant human growth hormone ("rhGH") has been available for many years. rhGH must be administered by injection, and therefore, compliance is particularly difficult in pediatric patients. rhGH therapy requires a long-term commitment by the patient and his or her family to achieve the best results. The prescribed dosing ranges between three and seven injections per week. Treatment continues for several years until the child has completed puberty or has stopped responding.

     rhGH is approved for pediatric growth hormone deficiency, adult growth hormone deficiency, pre-kidney transplantation, and short stature due to chronic kidney disease and Turner's syndrome. The injectable rhGH worldwide market is estimated to be over $1.7 billion.

     Oral Recombinant Human Growth Hormone Program.

     From 1998 through August 2003, we developed oral rhGH in collaboration with Lilly. In August 2002, Emisphere and Lilly advanced an oral form of rhGH, the largest protein ever evaluated with the eligen(TM) technology, into human testing. In 2003, an early stage clinical study was successfully completed. Results from the study indicated that the oral prototype achieved the desired physiological profile of growth hormone. With this study, we demonstrated the utility and safety profile of our sixth EMISPHERE delivery agent to be tested in humans.

     As of August 2003, we reacquired all rights to the oral rhGH program from Lilly.

     Asthma/Allergies

     An allergy is an immune response by the body to certain stimuli in the environment. One of the most common forms of allergy is hay fever, which is estimated to affect as many as 35.9 million people in the United States. Asthma is a chronic inflammatory disorder of the body's airways caused by allergens and viral respiratory infections leading to bronchial hyper responsiveness and obstruction of airways. According to published sources, more than 20.3 million Americans report having asthma.

     Oral Cromolyn Sodium Program.

     Cromolyn sodium mitigates allergic reactions by the inhibition of the release of histamine and other chemical mediators from the mast cells. Cromolyn sodium is marketed as an aerosol formulation, eye solution and nasal spray for the treatment of asthma and allergies. It has been reported that annual sales of cromolyn sodium are estimated to be approximately $300 million in the United States.

     Cromolyn sodium is a charged organic molecule that has not otherwise been developed in an oral form due to its low bioavailability. As such, there is no proof that an oral version would have the same effect as non-oral forms delivered via the nasal, pulmonary, or ocular routes to the systemic circulation. As a generic pharmaceutical, cromolyn sodium is considered by physicians to be safer than the most common medications used to control allergies and inflammation, principally antihistamines and corticosteroids. As an asthma treatment, cromolyn sodium can decrease airway hyper responsiveness in patients and has virtually no systemic toxicity.

     In November 2001, we announced proof-of-concept Phase I data for this product candidate using an EMISPHERE delivery agent. The data demonstrated that the drug was absorbed in less than 30 minutes in healthy human subjects. We have conducted additional Phase I dose-ranging studies since 2001 and have found the data to be consistent. In 2002, oral cromolyn sodium entered into proof-of-concept patient testing. We continue to develop this program.

     Obesity

     Obesity is a major health problem in all developed countries. The prevalence of obesity in the United States has increased substantially during the past decade. Nearly two-thirds of adults in the United States are overweight, and nearly one-third are obese, according to data from the 1999-2000 National Health and Nutrition Examination Survey. A 1998 National Institutes of Health report confirmed that obesity significantly increases a number of health risks, including Type II diabetes. The most recent reports available estimate that total costs related to overweight and obesity conditions total $117 billion in the United States; of this, $61 billion is estimated to account for direct costs. Obesity-related conditions such as stroke and myocardial infarction are estimated to contribute to hundreds of thousands of deaths annually. Current treatment of obesity consists of diet, exercise and other life-style changes, and a limited number of drugs.

     Oral PYY//3-36// Program.

     PYY//3-36//, an experimental substance, is a peptide with 34 amino acids. Specifically, as a gut hormone, it is postulated that PYY//3-36// physiologically inhibits food intake [Bloom, et al., New England Journal of Medicine, v. 349:941-948 no. 10; September 4, 2003]. Clinical research experiments are currently underway by academic institutions to evaluate PYY3-36 relative to the condition of obesity. A factor that would limit the adoption of this therapy, even if proven successful, is the venous delivery of this compound, which must be continuously administered for long periods of time.

     We have demonstrated that PYY3-36 can be delivered orally at pharmacologically relevant levels in non-human primate animal models and are considering developing a solid dosage prototype for testing in humans.

     For information on our other product candidate addressing the obese patient population, see "Ongoing Collaborative Agreements" below.

     Infectious Disease (Anthrax)

     Anthrax is an acute infectious disease caused by the spore-forming bacterium Bacillus anthracis. Anthrax most commonly occurs in wild and domestic lower vertebrates (cattle, sheep, goats, camels, antelope, and other herbivores), but it can also occur in humans when they are exposed to infected animals or tissue from infected animals. When anthrax affects humans, it is usually due to an occupational exposure to infected animals or their products.

     The currently available anthrax vaccine immunization consists of three subcutaneous injections given 2 weeks apart followed by three additional subcutaneous injections given at 6, 12, and 18 months. Annual booster injections of the vaccine are recommended thereafter. Mild local reactions occur in 30% of recipients and consist of slight tenderness and redness at the injection site. Severe local reactions are infrequent and consist of extensive swelling of the forearm in addition to the local reaction. Systemic reactions occur in a very small percentage of recipients.

     For information on our product candidate addressing the patient population with infectious diseases, including anthrax, see "Ongoing Collaborative Agreements" below.

ONGOING COLLABORATIVE AGREEMENTS

     We are a party to collaborative agreements with corporate partners to provide development and commercialization services relating to the products under collaboration. These agreements are in the form of research and development collaborations and licensing agreements. Under these agreements, we have granted licenses or the rights to obtain licenses to our oral drug delivery technology. In return, we are entitled to receive certain payments upon the achievement of milestones and royalties on the sales of the products should a product ultimately be commercialized. We also are entitled to be reimbursed for research and development costs that we incur.

     All of our collaborative agreements are subject to termination by our corporate partners without significant financial penalty to them.

     Eli Lilly and Company - Oral PTH 1-34 Program

     In February 1997, we formed a strategic alliance with Lilly for the development of an oral recombinant parathyroid hormone ("PTH 1-34", or teraparatide) for the treatment of osteoporosis and a second product candidate, recombinant human growth hormone ("rhGH", or somatropin), for treatment of growth disorders. PTH 1-34 is a bone anabolic/formation compound currently marketed by Lilly as a once daily injectable for the treatment of osteoporosis. In contrast to sCT that reduces bone loss, PTH 1-34 stimulates new bone formation.

     In March 1998, Lilly and Emisphere entered into license agreements for PTH 1-34 and rhGH and Lilly paid us a $4 million milestone payment. In June 2000, the parties executed a follow-on agreement for both proteins and Lilly paid Emisphere a $2 million milestone payment in connection with the selection of the EMISPHERE delivery agent to be used with PTH 1-34.

     In August 2001, Emisphere and Lilly issued a joint publication on the oral delivery of PTH 1-34 in the American Association of Pharmaceutical Scientists' July issue of Pharmaceutical Research (Vol. 18, No. 7, 2001), setting forth the first reproducible, oral delivery of biologically active PTH 1-34 in a preclinical model of osteoporosis. In late 2001, Emisphere and Lilly entered an oral unformulated solid dosage of parathyroid hormone into the clinic.

     The Emisphere/Lilly oral PTH 1-34 program is currently in Phase I testing, and Lilly is responsible for managing the trials and for all related costs. Any future clinical development efforts also will be managed and funded by Lilly.

     We are currently in litigation with Lilly related to the contract agreement for the oral PTH 1-34 program (See Item 3, "Legal Proceedings", below).

     In August of 2003, Emisphere and Lilly announced that Lilly would return all rights and data generated on an oral form of rhGH to Emisphere, and would continue to develop the oral PTH 1-34 program. For more information on rhGH, see "Previous Collaborations", below.

     Novartis Pharma AG - Oral Salmon Calcitonin Program

     In December 1997, we entered into a collaboration agreement with Novartis to develop an oral salmon calcitonin , currently used to treat osteoporosis. sCT is a hormone that inhibits the bone-tissue resorbing activity of specialized bone cells called osteoclasts, enabling the bone to retain more of its mass and functionality. sCT is involved in the regulation of calcium and the decrease of bone loss and fractures. Salmon calcitonin is estimated to be about 30 times more potent than the human version. Synthetic sCT, which is identical to the naturally occurring one, currently is available only as a nasal spray or injectable therapy. Novartis markets synthetic sCT in the United States as MIACALCIN(R) nasal spray, which is indicated for the treatment of postmenopausal osteoporosis in women greater than five years postmenopause with low bone mass.

     Treatment with sCT has been shown to maintain bone mineral density in the spine and reduce the risk of new vertebral fractures in post-menopausal women with osteoporosis. It is also used to treat the bone pain associated with Paget's disease. sCT is currently available as an injection or nasal spray. In its nasal spray forms, it is believed that sCT's major advantages are its lack of serious side effects, excellent long-term safety profile and ease of administration. Some studies even suggest that sCT produces an analgesic effect. Annual worldwide sales of sCT marketed in nasal spray form were approximately $389 million in 2003, of which the U.S. accounts for an estimated $240 million.

     In October 1999, Novartis completed a Phase I clinical study in the United Kingdom, testing a capsule form of sCT utilizing the eligen(TM) technology. The study results, released in January 2000, indicated that Novartis achieved its targeted endpoint of therapeutic sCT blood levels, following oral administration of capsules containing sCT and an EMISPHERE delivery agent. We believe that these results demonstrate the successful oral delivery of a protein macromolecule from a solid oral dosage form without chemical modification of the molecule or damage to the biological membrane.

     In February 2000, Novartis exercised its option to acquire an exclusive license to develop and commercialize oral sCT and in that connection, made a $2.0 million milestone payment to us. In March 2000, Novartis paid us $2.5 million to obtain the license to our technology for calcitonin, and to obtain an option to use the eligen(TM) technology for a second compound. Novartis' rights to certain financial terms concerning the second compound have since expired.

     In February 2003, we announced favorable results of a Phase IIa study conducted by Novartis evaluating the performance in post-menopausal women of an oral tablet form of sCT. The purpose of the study was to assess the efficacy and safety of various doses of an oral tablet of sCT in post-menopausal women and to confirm the activity of calcitonin when given orally, as reflected by changes in markers of bone formation or resorption. Oral sCT was dosed for 90 days in the study, the longest time period that the eligen(TM) technology has been dosed in human testing. The study demonstrated activity on bone markers over a three month dosing period when the peptide was delivered in combination with the EMISPHERE delivery agent. Only two serious adverse events were reported, neither of which were related to the EMISPHERE delivery agent or to sCT. The side effects (mainly gastrointestinal in nature) seen with the highest doses of sCT were consistent with those normally seen with high plasma levels of sCT when administered by injection. These results were presented by Novartis at the American Society of Bone and Mineral Research in September of 2003.

     We are entitled to receive an additional milestone payment for oral sCT upon the initiation of Phase III studies by Novartis.

     Regeneron Pharmaceuticals, Inc. - Oral CNTF Program

     During 2000, we established a research and development collaboration and entered into an option agreement with Regeneron for the development of an oral version of a derivative of ciliary neutrophic factor ("CNTF"), which is under development by Regeneron as an injectable drug, to be marketed as AXOKINE(R), for use in the treatment of obesity.

     Emisphere and Regeneron have conducted pre-clinical testing of an oral version of CNTF. Further development of the oral program will be guided by Regeneron.

     U.S. Army Medical Research Institute of Infectious Diseases ("USAMRIID") - Oral Anthrax Antigen Program

     In June 2003, we announced that we entered into a cooperative research and development agreement ("CRADA") with the USAMRIID, the U.S. Department of Defense's lead medical research laboratory for the U.S. Biological Defense Research Program. USAMRIID is evaluating the use of our eligen(TM) technology to create oral vaccines against anthrax using a new recombinant protein antigen. The Institute plays a key role in infectious disease research, and its mission is to conduct basic and applied research on biological threats resulting in medical solutions (such as vaccines, drugs and diagnostics) to protect the war fighter. USAMRIID is a subordinate laboratory of the U.S. Army Medical Research and Materiel Command. USAMRIID has agreed to grant us an exclusive license to each U.S. patent application or issued patent as a result of the work performed under the CRADA. We will be eligible to receive royalties under a license agreement with the ultimate vaccine developer should an oral anthrax vaccine ultimately be developed.

PREVIOUS COLLABORATIONS

     Elan Pharmaceuticals, Inc. ("Elan")

     In 1996, we formed a joint venture with Elan for the development of an oral heparin. In July 1999, we reacquired all product, marketing and technology rights for these heparin product candidates from Elan.

     Eli Lilly and Company

     In February 1997, we formed a strategic alliance with Lilly for the development of an oral recombinant parathyroid hormone ("PTH 1-34", or teraparatide) for the treatment of osteoporosis and a second product candidate, recombinant human growth hormone ("rhGH", or somatropin), for treatment of growth disorders.

     In August of 2003, Emisphere and Lilly announced that Lilly would return all rights and data generated on an oral form of rhGH to us, and Emisphere and Lilly would continue to develop the oral PTH 1-34 program.

     Cubist Pharmaceuticals, Inc. ("Cubist")

     In November 2000, we established a collaboration agreement with Cubist Pharmaceuticals, Inc. for the development of an oral form of daptomycin, under development by Cubist (being developed as CUBICIN(R)), for use in the treatment of serious or life-threatening soft skin tissue infections. The agreement expired in 2003, and the parties are no longer collaborating.

CONTRACT RESEARCH REVENUE RECEIVED FROM COLLABORATORS SINCE 2001 (in thousands)

COLLABORATOR                                   2003         2002         2001
-----------------------------------------   ----------   ----------   ----------
Eli Lilly and Company (rhGH and PTH 1-34)   $      237   $    2,923   $    3,828
Novartis Pharma AG                                   -            -            -
Regeneron Pharmaceuticals, Inc.                      -           28          206
Cubist Pharmaceuticals, Inc.                         -          267          401
U.S. AMRIID                                          -          N/A          N/A

PATENTS AND OTHER FORMS OF INTELLECTUAL PROPERTY

     Our patent strategy is designed to maximize our patent portfolio, proprietary rights and any future licensing opportunities we might pursue. We seek patent protection on various aspects of our proprietary chemical and pharmaceutical delivery technologies, including, but not limited to, the delivery agent compounds themselves, the combination of our compounds with a pharmaceutical or chemical agent and for generic structures that encompass EMISPHERE delivery agents. We also seek to patent the processes utilized in manufacturing EMISPHERE delivery agents and the methods of use of EMISPHERE delivery agents. We concentrate our efforts in the key pharmaceutical markets of the United States, Europe, and Japan, and file in additional countries on a case-by-case basis.

    We have patents, or patent applications pending, for delivery agents that we currently use in conjunction with insulin, heparin, calcitonin, PTH 1-34 and cromolyn sodium. As of December 31, 2003, we had 74 issued patents in the United States and had other patents issued or applications pending in various countries around the world. Of our 74 U.S. issued patents, 9 were issued by the U.S. Patent and Trademark Office during fiscal 2003. Our patents issued in the United States will begin to expire in 2012, except for the earliest, which will expire in 2007. As of December 31, 2003, we had 56 patent applications relating to our drug delivery technology pending in the United States and over 250 patents or applications pending in about 30 countries, including Canada, Mexico, Japan and Australia, and in the European Patent Office.

    In 2003, we registered the trademark, TECHNOLOGY FOR HUMANITY(R), with the U.S. Patent and Trademark Office for use with technical consulting, research and development in drug delivery systems.

    For information concerning a pending litigation with Lilly relating, in part, to its infringement of our patent rights, see Item 3 "Legal Proceedings", below.

MANUFACTURING

    The primary raw materials used in making the delivery agents for our product candidates are readily available in large quantities from multiple sources. We internally manufacture carriers on a small scale for research purposes and for early stage clinical supplies. We believe that our manufacturing capabilities comply with FDA good manufacturing practices ("GMPs"). In 2003, we manufactured early stage clinical supplies under GMP conditions for the oral insulin tablet prototype studies and heparin multiple arm studies.

    Currently, we have arrangements with third parties to produce EMISPHERE delivery agents in accordance with GMP regulations in batch sizes greater than 30 kilograms. We have identified other commercial manufacturers meeting the FDA's GMP regulations that have the capability of producing EMISPHERE delivery agents.

COMPETITION

     Our success depends in part upon maintaining a competitive position in the development of product candidates and technologies in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, and with entities developing new drugs that may be orally active. Our product candidates compete against alternative therapies or alternative delivery systems for each of the medical conditions our product candidates address, independent of the means of delivery. Many of our competitors have substantially greater research and development capabilities, experience, and marketing, financial and managerial resources than we have, and could represent significant competition.

     Our competitors may succeed in developing competing technologies and obtaining governmental approval for products before we can do so, alone or with partners. We cannot assure you that developments by other drug delivery innovators will not render our product candidates, or the therapeutic compounds used in combination with our product candidates, noncompetitive or obsolete.

     Oral Insulin Competition

     Other private and public companies, as well as academic institutions are developing oral insulin analogues. One such company is Nobex Corp. We believe these analogues differ from our product, in that insulin is chemically modified, creating a new chemical entity. In May 2002, Nobex entered into a partnership agreement with GlaxoSmithKline ("GSK") for the development and potential marketing of their product candidate. In November 2003, Nobex announced that GSK would return the product candidate rights to Nobex, and that GSK would no longer collaborate to develop the candidate. Other alternative insulin delivery systems include Aventis/Pfizer/Nektar's EXUBERA(R). We believe our oral insulin delivery technology is distinguished from other announced technologies as it demonstrates the preservation of both the biological effects of the drug and the integrity of the intestinal membrane.

     Oral Heparin Competition

     AstraZeneca PLC has reported European approval for EXANTA(TM), a pro-drug form of melagatran that is a direct thrombin inhibitor. This product would compete with our oral heparin product candidates. Organon Sanofi-Synthelabo LLC has reported approval of an injectable pentasaccharide product, ARIXTRA(R), a synthetic anti-clotting agent which is indicated for the prevention of DVT in patients undergoing surgery for hip fracture, hip replacement or knee replacement and was recently approved for an extended dosing regimen.

     Other technologies use micro-encapsulation to orally deliver heparin. We believe our oral heparin delivery technology is distinguished from other announced technologies, in that it demonstrates the preservation of the chemical integrity of the drug and the integrity of the intestinal membrane.

     Oral Osteoporosis Candidate Competition

     An injectable form of PTH 1-34, a bone anabolic, is manufactured by our partner, Lilly, as FORTEO. PTH 1-34 is a bone anabolic that decreases bone loss and builds new bone. Unigene Laboratories, Inc. has reported that, in collaboration with GSK, it is developing an oral form of PTH 1-34. Unigene also reported that it is developing an oral salmon calcitonin. Both candidates are in early stage clinical testing.

     Novartis currently offers a nasal dosage form of sCT, MIACALCIN. Other osteoporosis therapies include estrogen replacement therapy, bisphosphonates, selective estrogen receptor modulators and several new biologics that are under development.

     Competition Summary

     Although we believe that our oral formulations, if successful, will likely compete with well established injectable versions of the same drugs, we believe that (i) physicians and patients prefer orally delivered forms of products over injectable forms, (ii) oral forms of products enable improved compliance, and
(iii) for many programs, the oral form of products enable improved therapeutic regimens. We expect to be the leader in oral drug delivery, because, among other reasons, we believe that our eligen(TM) technology preserves the biological effects of the drug and the integrity of the intestinal membrane.

GOVERNMENT REGULATION

     Our operations and product candidates under development are subject to extensive regulation by the FDA, other governmental authorities in the United States and governmental authorities in other countries.

     The duration of the governmental approval process for marketing new pharmaceutical substances, from the commencement of preclinical testing to receipt of governmental approval for marketing a new product, varies with the nature of the product and with the country in which such approval is sought. For new chemical entities, the approval process could take eight to ten years or more. For reformulations of existing drugs, typically the process is shorter. In either case, the procedures required to obtain governmental approval to market new drug products are costly and time-consuming, requiring rigorous testing of the new drug product. Even after such time and effort, regulatory approval may not be obtained for a product.

     The steps required before a new human pharmaceutical product can be marketed or shipped commercially in the United States include, in part, preclinical testing, the filing of an Investigational New Drug ("IND"), the conduct of clinical trials and the filing with the FDA of either a New Drug Application ("NDA") for drugs or a Biologic License Application ("BLA") for biologics.

     In order to conduct the clinical investigations necessary to obtain regulatory approval in the US, an applicant must file an IND with the FDA to permit the shipment and use of the drug for investigational purposes. The IND sets forth, in part, the results of preclinical (laboratory and animal) toxicology testing and the applicant's initial Phase I plans for clinical (human) testing. Once an IND is approved, the clinical testing may commence within 30 days.

     Under FDA regulations, the clinical testing program required for marketing approval of a new drug typically involves three clinical phases. In Phase I, safety studies are generally conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. In Phase II, studies are conducted on small groups of patients afflicted with a specific disease to gain preliminary evidence of efficacy and to determine the common short-term side effects and risks associated with the substance being tested. Phase III involves large-scale trials conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for product labeling. Frequent reports are required in each phase and, if unwarranted hazards to patients are found, the FDA may request modification or discontinuance of clinical testing until further studies have been conducted. Phase IV testing is sometimes conducted, either to meet FDA requirements for additional information as a condition of approval, or to gain post-approval market acceptance of the pharmaceutical product.

     Once clinical testing has been completed pursuant to an IND, the applicant files an NDA or BLA with the FDA seeking approval for marketing the drug product. The FDA reviews the NDA or BLA to determine whether the drug is safe and effective, and adequately labeled, and whether the applicant can demonstrate proper and consistent manufacture of the drug. The time required for FDA action on an NDA or BLA varies considerably, depending on the characteristics of the drug, whether the FDA needs more information than is originally provided in the NDA or BLA and whether the FDA has concerns with the evidence submitted.

     The facilities of each company involved in the commercial manufacturing, processing, testing, control and labeling of pharmaceutical products must be registered with and approved by the FDA. Continued registration requires compliance with GMP regulations and the FDA conducts periodic establishment inspections to confirm continued compliance with its regulations.

     We are subject to various federal, state and local laws, regulations and recommendations relating to such matters as laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development work. We believe that we are in compliance with these laws and regulations in all material respects.

EMPLOYEES

     As of March 1, 2004, we had 120 employees, 81 of whom are engaged in scientific research and technical functions and 39 of whom are performing information technology, engineering, facilities maintenance and administrative functions. Of the 120 employees, 30 hold Ph.D. or M.D. degrees. We believe our relations with our employees are good.

AVAILABLE INFORMATION

     Emisphere files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, (the "SEC"), under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Emisphere, that file electronically with the SEC. The public can obtain any documents that Emisphere files with the SEC at http://www/sec/gov.

     We also make available free of charge on or through our Internet website (http://www.emisphere.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or
Section 16 of the Exchange Act as soon as reasonably practicable after we or the reporting person electronically files such material with, or furnishes it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into the Annual Report or this Form 10-K.

ITEM 2. PROPERTIES

     We currently lease approximately 86,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, New York for use as executive offices and laboratories. The current lease expires in September 2007 and has options for two five-year extensions at then-current rates. In addition, we own a facility of 100,000 square feet located on 29 acres of land in Farmington, Connecticut. In the third quarter 2002, we announced our decision to cease operations at, and sell the facility. In December 2003, we entered into a contract of sale for the facility. The purchaser's obligations to close on the facility are contingent on receiving certain governmental approvals, including but not limited to zoning approvals in final form, wetlands approvals and state environmental approvals, by August 12, 2004. In the event that the purchaser has not terminated the contract by August 12, 2004 because of the failure to obtain governmental approvals, the purchaser is obligated to close on the premises by the earlier date of the thirtieth day after receipt of governmental approvals or November 12, 2004. The purchaser does have the right to adjourn the closing date for six months after November 12, 2004 if governmental approvals have not been received and provided the purchaser shall pay the sum of $35,000 per month to Emisphere.

ITEM 3. LEGAL PROCEEDINGS

     On December 2, 2003, we were served with a complaint in an action brought by Lilly in the United States District Court for the Southern District of Indiana, Indianapolis Division, seeking (i) a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of recombinant parathyroid hormone, PTH 1-34, and (ii) an order preliminarily and permanently enjoining us from terminating those agreements. On January 21, 2004, we filed an answer in the action, asserting affirmative defenses and counterclaims for patent infringement, unfair competition under the Lanham Act and breach of contract. We alleged that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of a License Agreement between the parties dated April 7, 1998, and a Research Collaboration and Option Agreement between the parties dated June 8, 2000, and that the activities disclosed in such applications infringe upon our patents. We are also alleging that Lilly has breached the agreements by failing to make a milestone payment, as required upon the completion of oral PTH 1-34 product Phase I studies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Emisphere common stock is traded on The Nasdaq Stock Market under the symbol "EMIS".

     The following table sets forth the range of high and low intra-day sale prices as reported by The Nasdaq Stock Market for each period indicated.

                                                               HIGH       LOW
                                                             --------   --------
     2002
     First quarter........................................   $  32.50   $  14.77
     Second quarter.......................................      18.15       3.57
     Third quarter........................................       4.70       2.78
     Fourth quarter.......................................       4.63       2.55

     2003
     First quarter........................................       6.32       2.35
     Second quarter.......................................       5.50       2.28
     Third quarter........................................       9.20       3.32
     Fourth quarter.......................................       8.15       4.88

     2004
     First quarter (through March 15, 2004)...............       8.66       5.43

     As of March 15, 2004 there were approximately 7,517 stockholders of record, including record owners holding shares on behalf of an indeterminate number of beneficial owners, and 18,312,150 shares of common stock outstanding. The closing price of our common stock on March 15, 2004 was $6.47.

     We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the growth of our business.

     Other information required by this item is incorporated by reference in the Proxy Statement to be distributed in connection with our annual meeting of stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the years ended December 31, 2003, 2002, 2001, and 2000, the five months ended December 31, 2000, and the fiscal years ended July 31, 2000 and 1999 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by our independent accountants. The selected financial data for the year ended December 31, 2000 are unaudited.

                                                                                             FIVE MONTHS
                                                         YEAR ENDED                             ENDED            YEAR ENDED
                                                         DECEMBER 31,                        DECEMBER 31,         JULY 31,
                                    ------------------------------------------------------- ------------   ----------------------
                                       2003             2002           2001         2000          2000        2000        1999
                                    ----------       --------------------------------------  ------------  ----------------------
                                                                            (unaudited)
                                                               (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Revenue (3)........................ $      400       $    3,378      $    4,728  $    7,211  $      2,414  $    5,889  $   10,180
                                    ----------       ----------      ----------  ----------  ------------  ----------  ----------
Costs and expenses:
Research and development...........     21,026           49,719          53,301      24,820        10,386      27,448      21,217
General and administrative.........      9,727           11,242           9,692       6,699         3,039       5,878       6,051
Restructuring......................        (79)/(1)/      1,417/(1)/         --          --            --          --          --
Loss on impairment of intangible
 and fixed assets..................      5,439/(2)/       4,507/(2)/         --          --            --          --          --
Depreciation and amortization......      5,806            6,185           4,014       2,605         1,167       2,434       1,633
Acquisition of in-process
 research and development..........         --               --              --          --            --          --       9,686
Loss in Ebbisham Ltd...............         --               --              --          --            --          --       3,092
                                    ----------       ----------      ----------  ----------  ------------  ----------  ----------
Total costs and expenses...........     41,919           73,070          67,007      34,124        14,592     35,760       41,679
                                    ----------       ----------      ----------  ----------  ------------  ----------  ----------
Operating loss.....................    (41,519)         (69,692)        (62,279)    (26,913)      (12,178)    (29,871)    (31,499)
Other (expense) and income ........     (3,350)          (1,650)          5,745       8,253         4,592       2,974         817
                                    ----------       ----------      ----------  ----------  ------------  ----------  ----------
Net loss........................... $  (44,869)      $  (71,342)     $  (56,534) $  (18,660) $     (7,586) $  (26,897) $  (30,682)
                                    ----------       ----------      ----------  ----------  ------------  ----------  ----------
Net loss per share--Basic and
  diluted.......................... $    (2.48)      $    (3.98)     $    (3.18) $    (1.10) $      (0.43) $    (1.79) $    (2.63)
                                    ----------       ----------      ----------  ----------  ------------  ----------  ----------

                                                                       DECEMBER 31,                              JULY 31,
                                                   ---------------------------------------------------   -----------------------
                                                      2003          2002          2001         2000         2000         1999
                                                   ----------    ----------    ----------   ----------   ----------   ----------
                                                                                  (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and investments..........   $   43,008    $   73,701    $  139,278   $  196,809   $  207,793   $   17,805
Total assets....................................       66,049       107,966       182,083      224,963      229,557       38,476
Long-term liabilities...........................       39,871        34,690        30,637       26,976       25,558       22,308
Accumulated deficit.............................     (295,033)     (250,164)     (178,822)    (122,288)    (114,702)     (87,805)
Stockholders' equity............................       22,807        67,540       137,642      193,140      199,551       11,287

(1) In the second quarter of 2002, we announced a plan to restructure our operations, which included the discontinuation of our liquid oral heparin program and related initiatives, and a scale back of associated infrastructure. In the third quarter of 2002, we announced plans to further restructure operations by closing our Connecticut research facility and consolidating operations in Tarrytown. Total restructuring charges in 2002 were $1,417 of which $79 of accrued restructuring charges were reversed during 2003.

(2) In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in connection with the restructurings, we performed an evaluation of certain intangible and fixed assets to determine if their carrying amount exceeded their fair value. In 2002, we recorded an impairment charge of $4,507. In 2003, we recorded an additional impairment charge of $5,439.

(3) Emisphere adopted the Securities and Exchange Commission's Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101") on August 1, 2000. In accordance with SAB 101, non-refundable upfront and research and development milestone payments and payments for services ("non-refundable fees") are recognized as revenue as the related services are performed over the term of the collaboration. Prior to August 1, 2000, certain non-refundable fees, including reimbursements from Ebbisham Ltd., were recognized as revenue only when there were no additional contractual services to be provided or costs to be incurred by Emisphere in connection with the non-refundable fee.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

GENERAL

     Emisphere Technologies, Inc. is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since our inception in 1986, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and in collaborations with corporate partners and academic research institutions. Our product pipeline includes product candidates for the treatment of cardiovascular diseases, osteoporosis, growth disorders, diabetes, asthma/allergies, obesity and infectious diseases. Development and commercialization of these product candidates entails risk and significant expense. Since inception, we have had no product sales from these product candidates.

BUSINESS OVERVIEW

     We have developed and continue to enhance the human resource and physical infrastructure necessary to achieve our goal of becoming the premier oral drug delivery company. We have a significant and growing patent estate to protect our discoveries, proprietary technologies and carrier library. We continue to invest resources in research capabilities that:

     . improve our understanding of the mechanisms of action of the carriers in order to select the appropriate carriers to deliver the drug candidate in the most efficient manner;

     . redesign and update our computer modeling and in vitro testing capabilities to optimize carrier/drug selection;

     . systematically study oral, buccal, transdermal, sublingual and topical approaches to drug delivery;

     .    select animal models that best mimic the human response; and

     .    explore the formulation of drug and carrier to optimize delivery.

     We utilize resources to, among other things, conduct feasibility studies to determine if an EMISPHERE carrier can deliver a given drug. A feasibility study is a pre-clinical or clinical study with a duration of approximately six months. We conduct feasibility studies when we believe that significant opportunities exist, or when requested by:

     . pharmaceutical companies who seek our assistance to deliver an injectable drug or less than optimally delivered drug via an EMISPHERE carrier. The costs of these studies typically are reimbursed. From these feasibility studies, further collaborations may develop including larger clinical studies and partnerships.

     . government, universities and other biotech companies. The costs of these studies may or may not be reimbursed.

     As a result of our strategy, our partners Lilly and Novartis are, at their own expense, actively developing PTH 1-34 and sCT, respectively, using EMISPHERE carriers. In 2003, our primary focus was on developing oral insulin and heparin, which are self funded projects. We also continue to conduct feasibility studies. In 2002, we completed a clinical trial for Lilly related to rhGH, for which we were fully reimbursed. In understanding the results of operations below, it is important to keep in mind that in 2002 and 2001 our primary focus was self-developing liquid oral heparin in a large Phase III trial which was completed in early 2002. After the results of the Phase III trial were reported, we reduced our work force and infrastructure related to the trial.

RESULTS OF OPERATIONS

     Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Contract research revenue was $400 in 2003, representing a decrease of $2,978 or 88% compared to the year ended December 31, 2002. Revenue for 2003 primarily related to research and development expense reimbursements under collaborative agreements with Lilly. The decrease primarily was attributable to the winding down of rhGH Phase I clinical studies in collaboration with Lilly. Costs associated with contract research revenue approximate such revenue and are included in research and development expenses.

     Total operating expenses were $41,919 for 2003, a decrease of $31,151, or 43%, compared to the year ended December 31, 2002. Total operating expenses included restructuring costs and loss on asset impairment of $5,360. The total operating expenses for 2003, excluding the restructuring costs and loss on asset impairment, were $36,559, a decrease of $30,587, or 46% compared to the year ended December 31, 2002. The details of this decrease are outlined below. The impact of the discontinuation of our liquid oral heparin project and the subsequent restructuring and impairment charges are outlined in "Restructuring" and "Loss on impairment of intangible and fixed assets" below.

     Research and development costs were $21,026 for 2003, a decrease of $28,693 or 58%, compared to the year ended December 31, 2002. The decrease consisted of a $13,928 decrease in clinical trial expenses and a $14,765 decrease in all other research costs. The decrease in clinical trial expenses primarily was due to (i) a $11,680 decrease in PROTECT related clinical trial expenses resulting from the completion of the trial and (ii) a $2,248 decrease in Phase I proof-of-concept clinical trial expenses resulting from the completion of the trials for rhGH, oral insulin, solid oral heparin, and cromolyn sodium. The decrease in all other research costs of $14,765 consisted of (i) $3,755 in reduced compensation and related expenses, (ii) $7,158 in reduced lab/clinical supplies costs, (iii) $2,724 in lower consulting and professional fees and (iv) $1,128 in lower operating costs. Overall, a majority of the decrease in other research costs was due to (i) the completion of the PROTECT trial and (ii) the subsequent reduction in work force and closing of our Connecticut research facility ("FarmTech"), both of which were initiated in 2002. The impact in 2003 of the closing of our FarmTech operations was a $3,552 decrease in other research costs, which is included in the $14,765 total decrease in other research costs.

     During 2003, we did not incur any significant project costs related to the liquid oral heparin program and related initiatives other than certain close-out expenses. As a result, the liquid oral heparin project expense for 2003 excluding restructuring and impairment costs decreased by a total of $15,788 compared to the year ended December 31, 2002, consisting of a decrease of $11,680 in clinical trial expenses, $858 in compensation and travel costs, $462 in consulting, $996 in lab/clinical supplies, $1,091 in production facility design work and $701 in all other expenses.

     General and administrative expenses for 2003 were $9,727, a decrease of $1,515, or 13%, compared to the year ended December 31, 2002. The decrease primarily was the result of a decrease of $1,209 in compensation and related expenses due to the elimination of the chief operating officer's position in 2002, a decline in severance costs, lower headcount and lower relocation expenses. The remaining decrease of $306 primarily was related to the closing of our FarmTech operations and the reduction of research and development support activity.

     Restructuring. In 2002, we announced a plan for restructuring our operations, which included the discontinuation of our liquid oral heparin program and related initiatives, and a reduction of associated infrastructure. Additionally, in the third quarter of 2002, we evaluated several alternatives to consolidate our two research facilities located in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending, and raise cash. We decided to dispose of the Farmington research facility. As a result of the restructuring plan, we announced a reduction in force, which was implemented during May and June 2002 at the Tarrytown facility and November and December 2002 at the Farmington facility. Restructuring charges were adjusted by $(79) and $(77) in 2003 and 2002, respectively, to reflect actual expenditures.

     The reduction in force in 2002 included the termination of 91 full-time and 26 temporary employees, including 14 administrative personnel and 103 scientists and research assistants. Four additional employees at the Farmington research facility were terminated in 2003. We paid $178 in stay bonuses to certain FarmTech employees who were asked to remain at the facility for an extended period of time during the phase out of the facility. The restructuring plan resulted in the reduction of the Company's full-time work force by approximately 50%.

     The following table presents the original restructuring accruals for Tarrytown and Farmington, the adjustments to these accruals, and the amounts paid through December 31, 2003:

                                                      ESTIMATED                                        RESTRUCTURING
                                                    RESTRUCTURING        ACTUAL                        RESERVE AS OF
                                                      EXPENSES       DISBURSEMENTS    ADJUSTMENTS    DECEMBER 31, 2003
                                                   ---------------  ---------------  -------------  -------------------
           Severance and accrued vacation.....          $    1,003       $     (978)    $      (1)         $         24
           Outplacement services..............                  69              (54)          (15)                    -
           Employee benefits..................                  90              (58)          (31)                    1
           Contract exit costs................                 267             (194)          (73)                    -
           Other..............................                  65              (29)          (36)                    -
                                                   ---------------  ---------------  ------------   -------------------
           Total                                        $    1,494       $   (1,313)    $    (156)         $         25
                                                   ===============  ===============  ============   ===================

     Loss on impairment of intangible and fixed assets. We recorded asset impairments in 2002 and 2003 resulting from our decision to refocus operations and reduce costs and to surrender 27% of our leased space in Tarrytown, New York to the landlord and to lease some of the equipment in that space to the subsequent tenant (see Tarrytown facility transaction below). Management assessed the recoverability of certain intangible and fixed assets related to the oral liquid heparin program and the associated infrastructure. A loss on impairment was recorded in 2003 of $5,439, an increase of $932 or 21% over the prior year, which includes an impairment charge of $4,436 related to furniture and equipment situated at the Tarrytown facility. The remaining $1,003 represents a write-down of certain FarmTech assets to fair value, which was assessed based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Also in 2002, we concluded that a total impairment was required with respect to the portion of the purchased technology representing patents related to the discontinued liquid oral heparin program. We recorded an impairment charge of $4,507, comprised of $3,910 for purchased technology and $597 for fixed assets which were to be used for the liquid oral heparin development program.

     Tarrytown facility transaction: During 2003, in order to streamline operations and reduce expenditures, we entered into a transaction to surrender to the landlord approximately 27% of our leased space (the "surrendered space") at the Tarrytown facility. The surrendered space primarily consists of office space, which was subsequently leased to another tenant (the "subsequent tenant") at the Tarrytown facility. Annual cost savings from the transaction are expected to be approximately $1,540 for the remainder of the lease term, which extends through August 2007. In the event that the subsequent tenant vacates the space before August 31, 2005, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007. Completion of the lease amendment and related agreements took place in October 2003. The agreement describes four distinct areas to be surrendered, three of which were vacated and surrendered to the subsequent tenant as of December 31, 2003. The fourth space was vacated in March 2004.

     In connection with this transaction, we agreed to sell most of the furniture and equipment in the surrendered space to the subsequent tenant. The subsequent tenant has agreed to make certain payments ("furniture payments") which will be made directly to the landlord on a monthly basis. A rental credit equal to the furniture payment will be applied against our rent payment to the landlord on a monthly basis. Total payments under the agreement are $1,023 and extend through August 2012. The transaction between Emisphere and the subsequent tenant has been accounted for as an operating lease, with all furniture payments recorded as rental income. We retain a security interest in the furniture and equipment until all required payments have been made. We retained assets from the surrendered space with a net book value of $353 for use elsewhere in the Tarrytown facility.

     We compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the furniture payments, or $737, and determined that the assets were impaired. Based on this evaluation, we recorded an impairment charge of $4,327 during the year ended December 31, 2003, which has been included in loss on impairment of intangible and fixed assets on the consolidated statements of operations. The lease of these assets will result in a reduction of depreciation expense of $1,195, $1,194, $1,193 and $418 in 2004, 2005, 2006, and 2007 through 2009, respectively.

     Farmington facility transaction: In December 2003, we entered into a contract of sale for the Farmington facility with a real estate developer. The purchaser's obligations to close on the facility are contingent on receiving certain governmental approvals, including but not limited to zoning approvals in final form, wetlands approvals and state environmental approvals, by August 12, 2004. In the event that the purchaser has not terminated the contract by August 12, 2004 because of the failure to obtain governmental approvals, the purchaser is obligated to close on the premises by the earlier date of the thirtieth day after receipt of governmental approvals or November 12, 2004. The purchaser does have the right to adjourn the closing date for six months after November 12, 2004 if governmental approvals have not been received and provided the purchaser shall pay the sum of $35 per month to Emisphere. As of December 31, 2003, we performed an evaluation of the land, building and equipment available for sale at the Farmington facility, which has a carrying value of $3,591. We evaluated the following two components of the facility: (i) land, building and equipment that would most likely be transferred to the buyer when the sale is consummated (such as equipment which is attached to the structure and expensive to remove), and (ii) equipment that is portable and available for sale and would most likely be retained by us. We evaluated the land, building and attached equipment based on the sale price in the contract and determined that an impairment loss of the carrying value of the land, building and attached equipment had not been triggered as of December 31, 2003. In the event we are not successful in closing the sale of the Farmington facility, we may need to write down the carrying value of the land, building and equipment further. Because the sale is conditioned in part on local town zoning approval, we cannot predict with certainty when, or if, the closing will take place.

     Subsequent to the decision to sell the Farmington facility, we transferred equipment with a net book value of $435 for use at the Tarrytown facility and equipment with a net book value of $314 was sold. The remaining items of equipment were then evaluated for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Based on this evaluation, we recorded an impairment charge of $1,003 during the year ended December 31, 2003, which has been included in loss on impairment of intangible and fixed assets on the consolidated statement of operations.

     The land, building, and equipment at the Farmington facility that are available for sale are included at their carrying value in land, building and equipment held for sale, net on the condensed consolidated balance sheet as of December 31, 2003. The $435 of equipment transferred out of the Farmington facility is included in equipment and leasehold improvements, net on the consolidated balance sheets.

     Purchased technology impairment: At December 31, 2003, we performed an evaluation of the recoverability of the remaining purchased technology related to the solid forms of oral heparin. We are proceeding with planned studies related to this formulation and we estimate that future undiscounted cash flows from programs related to the solid form of oral heparin are still valid. Therefore, an impairment of the remaining purchased technology has not been triggered as of December 31, 2003. The net carrying value of the remaining purchased technology is $2,512. A negative outcome in the development of solid oral heparin may trigger a write-down of related patents, currently valued at $2,512, in the future. Estimated amortization expense for the purchased technology is $239 for each of the next five years.

     Depreciation and amortization costs were $5,806 for the year ended December 31, 2003, a decrease of $379, or 6%, as compared to the year ended December 31, 2002. This decrease is primarily the result of depreciation expense related to the Farmington research facility, which was classified as held for sale as of December 31, 2002 and therefore was not depreciated during 2003, offset by increases in depreciation for assets put into service at the Tarrytown facility in 2002.

     Overall, our operating loss was $41,519 including the restructuring and impairment charges in the year ended December 31, 2003, a decrease of $28,173 as compared to a $69,692 operating loss for the year ended December 31, 2002. Excluding the restructuring and asset impairment charges the operating loss was $36,159 in the year ended December 31, 2003 or a decrease of $27,609 compared to 2002.

     Other expense and income was $3,350 for the year ended December 31, 2003, a decrease of $1,700, or 103%, as compared to 2002. The change is primarily the result of a decrease in investment income of $1,162, plus an increase in interest expense of $693 related to the note due to Elan. See "Liquidity and Capital Resources" for further information concerning the Elan note. The decrease in investment income resulted from lower cash and investment balances and lower interest rates.

     As a result of the above factors, we sustained a net loss of $44,869, including restructuring and impairment charges, for the year ended December 31, 2003, compared to a net loss of $71,342 for the year ended December 31, 2002, a decrease of $26,473 or 37%. Excluding the restructuring and impairment charges the net loss was $39,509 in the year ended December 31, 2003, a decrease of $25,687 or 39% compared to 2002.

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Contract research revenue was $3,378 in 2002, representing a decrease of $1,350 or 29% compared to the year ended December 31, 2001. Revenue for 2002 related to research and development expense reimbursement primarily under collaboration agreements with Lilly, Cubist, and Regeneron. The decrease primarily was attributable to (i) the winding down of certain Phase I clinical studies in collaboration with Lilly ($905 decrease), and (ii) the near completion of our screening phase research, primarily related to our efforts on behalf of Cubist, Regeneron, and other parties ($445 decrease). Costs associated with contract research revenue approximate such revenue and are included in research and development expenses.

     Total operating expenses were $73,070 for 2002, an increase of $6,063, or 9%, compared to the year ended December 31, 2001. Total operating expenses included restructuring costs and loss on asset impairment of $5,924. Total operating expenses for 2002, excluding the restructuring costs and loss on asset impairment, was $67,146, an increase of $139, or 0.2% over the year ended December 31, 2001.

     Research and development costs were $49,719 for the year ended December 31, 2002, a decrease of $3,582 or 7%, compared to the year ended December 31, 2001. The decrease consisted of a $6,889 decrease in clinical trial expenses, partially offset by a $3,307 increase in other research costs. The decrease in clinical trial expenses primarily was due to a $9,181 decrease in PROTECT-related clinical trial expenses resulting from the completion of the trial, partially offset by a $2,292 increase in Phase I proof-of-concept clinical expenses, primarily for solid oral heparin, oral insulin and rhGH. The $3,307 increase in other research cost consisted of (i) increased compensation expense of $1,218 due to increased headcount that was partially related to the first full year of the operations at FarmTech, (ii) one time production plant design expenses of $974 for the oral liquid heparin/delivery agent, (iii) increased lease and utility costs of $444, and (iv) an increase of $1,049 in consulting expenses. These increased expenses were offset by a $378 decrease in overall research and development expenses resulting from the restructuring announced in May of 2002.

     Overall the liquid oral heparin project expense for 2002, excluding restructuring and impairment costs, was $15,357, consisting of $11,236 in clinical trial expenses, $399 in consulting, $1,273 in clinical supplies, $974 in production facility design work and $1,475 in all other expenses. These program costs did not recur in 2003 because of the discontinuation of the liquid oral heparin program and related initiatives.

     General and administrative expenses for 2002 were $11,242, an increase of $1,550, or 16%, compared to the year ended December 31, 2001. The increase was primarily the result of $523 in bonus payouts, $825 in increased compensation expense, $194 in relocation expenses, $93 in recruiting expense, primarily associated with the addition of a chief operating officer, and $118 in overall occupancy and utility fees. These increased expenses were partially offset by a $203 reduction in legal and professional fees and other expenses.

     Restructuring. As noted above, on May 22, 2002, we announced a plan for restructuring our operations, which included the discontinuation of our liquid oral heparin program and related initiatives, and a reduction of associated infrastructure. Additionally, in the third quarter of 2002, we evaluated several alternatives to consolidate our two research facilities located in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending, and raise cash. We decided to dispose of the Farmington research facility. As a result of the restructuring plan, we announced a reduction in force, which was implemented during May and June 2002 at the Tarrytown facility and November and December 2002 at the Farmington facility. The restructuring plan resulted in the reduction of our full-time work force by approximately 50%.

     The following table presents the original restructuring accruals for Tarrytown and Farmington, the adjustments to these accruals, and the amounts paid through December 31, 2002:

                                                     ESTIMATED                                     RESTRUCTURING
                                                   RESTRUCTURING       ACTUAL                      RESERVE AS OF
                                                     EXPENSES      DISBURSEMENTS   ADJUSTMENTS   DECEMBER 31, 2002
                                                  --------------   -------------   -----------   -----------------
           Severance and accrued vacation.....        $    1,003      $     (960)   $        5        $         48
           Outplacement Services..............                69             (54)          (15)                  -
           Employee Benefits..................                90             (58)          (31)                  1
           Contract exit Costs................               267            (194)            -                  73
           Other..............................                65             (29)          (36)                  -
                                                  --------------   -------------   -----------   -----------------
           Total                                      $    1,494      $   (1,295)   $      (77)       $        122
                                                  ==============   =============   ===========   =================

     In addition, we forgave loans to certain terminated employees and recognized compensation expense of $21. The reserve is included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2002.

     Loss on impairment of intangible and fixed assets. In connection with the results of the liquid oral heparin clinical trials, we performed an evaluation of the recoverability of certain intangible and fixed assets related to that program and related initiatives. We concluded that a total impairment of the portion of the purchased technology representing patents related to the liquid form of oral heparin was required because we do not anticipate realization of the carrying value of this asset. We recorded a $3,910 impairment charge.

     In addition, we determined that an impairment had occurred with respect to a reactor and associated accessories, which was to be used only for manufacture of oral liquid heparin, and a gene chip array system and related accessories. During the year, we recorded a $597 impairment charge, representing the reduction of the carrying value of the reactor and gene chip array system and associated accessories to their fair value, based on the sale of the equipment to third parties.

     In connection with the decision to dispose of the Farmington facility, we performed an evaluation of the recoverability of land, building and equipment at the facility. The evaluation was based on the weighted-average probability of estimated undiscounted future cash flows from five expressions of interest from third parties. Based on this evaluation, an impairment loss of the carrying value of the land, building and equipment had not been triggered as of December 31, 2002. The carrying value of land, building, and equipment as of December 31, 2002 was $4,520. In the event that we are not successful in closing on the sale of the Farmington facility, we may need to write down the carrying value of the land, building and equipment further.

     Depreciation and amortization expenses were $6,185 for the year ended December 31, 2002, an increase of $2,171, or 54%, as compared to the same period in 2001. The increase was primarily the result of depreciation expense related to the Farmington research facility, which was acquired in April 2001, along with amortization expense for leasehold improvements related to additional laboratory and office space placed into service at the Tarrytown facility in 2002.

     Overall, our operating loss was $69,692 including the restructuring and impairment charges, for the year ended December 31, 2002, an increase of $7,413 compared to a $62,279 operating loss for the year ended December 31, 2001. Excluding the restructuring and asset impairment charges, the operating loss was $63,768 in the year ended December 31, 2002, an increase of $1,489 compared to 2001.

     Other expense and income was $1,650 of expense for the year ended December 31, 2002 as compared to $5,745 of income for the year ended December 31, 2001. The change was primarily the result of a decrease in investment income of $6,568, plus an increase in interest expense of $605 related to the note due to Elan. The decrease in investment income resulted from a reduction in cash and investment balances and prevailing interest rates. We also recorded a $222 other than temporary impairment charge to write-down to fair value our $310 investment in the preferred stock of a biotech company with products that could potentially use our oral delivery technology. We considered the following factors to be primary indicators of impairment: (i) the biotech company's need to raise sufficient capital to ensure funding of its research and development projects,
(ii) the biotech company's inability to meet payment obligations as they become due and (iii) the possibility that the biotech company may not be able to continue as a going concern unless additional financing is obtained. Fair value was estimated based on the price of the biotech company's publicly-traded common stock.

     As a result of the above factors, we sustained a net loss of $71,342 including restructuring and impairment charges for the year ended December 31, 2002 compared to a net loss of $56,534 for the year ended December 31, 2001, an increase of $14,808 or 26%. Excluding the restructuring and impairment charges, the net loss was $65,196 in the year ended December 31, 2002, an increase of $8,662 or 15% compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, we had cash, cash equivalents and investments totaling $43,008, a decrease of $30,693, compared to December 31, 2002.

     Net cash used in operations was $30,663 in 2003, as compared to $64,062 in the year ended December 31, 2002, a decrease of $33,399 resulting from the restructuring efforts initiated during the second half of 2002.

     Capital expenditures were $1,168 in 2003 compared to $3,439 for the year ended December 31, 2002, a decrease of $2,271. The decrease in capital expenditures was primarily due to the termination of most capital projects following the restructuring described above.

     Net cash provided by financing activities was $1,232 in 2003, compared to $1,335 during the year ended December 31, 2002, a decrease of $103. The proceeds from the exercise of stock options decreased by $784 from 2002, due to lower prices of our common stock and fewer employee exercises. This decrease was partially offset by the proceeds from a financing lease of $681.

     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. On December 31, 2003, our accumulated deficit was approximately $295 million. Operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments.

     We expect our cash, cash equivalent and investment balances to decrease by approximately $27,000 in 2004. Absent additional financing, new collaborations, milestone payments and/or closing of the sale of the Farmington facility, we would expect to end 2004 with approximately $16,000 in cash, cash equivalents and investments. Reduced cash expenditures as a result of the surrender of a portion of the leased premises at the Tarrytown facility and closing on the sale of the Farmington facility, should it occur, will be partially offset by higher costs due to inflation and increases in employee compensation. We expect capital expenditures to be in the range of $400 to $600 in 2004. Capital purchases may be financed by lease arrangements.

     This projection of cash usage and year end cash, cash equivalent and investment balances assumes that during 2004, we will not (i) enter into a partnership agreement for oral insulin, solid oral heparin or any other non-partnered program, (ii) receive any milestone payments on currently partnered programs, or (iii) close on the sale of the Farmington facility. We have enough funds to continue our development programs, as presented to the Board of Directors, beyond 2004. We cannot assure you that we will be able to raise sufficient funds to continue operations and if we fail to generate sufficient revenue, raise additional funds or undergo further restructuring, the resultant reduction of our available cash resources would have a material adverse effect on our ability to continue as a going concern. If we are successful in securing a partner for either oral insulin or solid oral heparin, we may receive milestone payments, upfront fees, expense reimbursements and/or cash infusions. Such cash inflows could delay our need to raise additional funds to maintain operations beyond 2004. In the event that we are unable to achieve long-term profitability and/or obtain additional capital, future operations will need to be scaled back or discontinued.

     Off-Balance Sheet Arrangements

     As of December 31, 2003, the company had no material off-balance sheet arrangements, other than operating leases.

     Our bylaws provide for the indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under the bylaws is unlimited; however, we have Director and Officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal. All of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2003.

     In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by Emisphere. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2003.

     In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our consolidated financial statements. We, after consultation with legal counsel, do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims, including the pending litigation described in Part I, Item 3 "Legal Proceedings", will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     Significant contractual obligations as of December 31, 2003 are as follows:

                                                                                         AMOUNT DUE IN
                                                        ------------ ---------------------------------------------------------
                                                           TOTAL      LESS THAN 1                                 MORE THAN 5
                                                         OBLIGATION      YEAR       1 TO 3 YEARS   4 TO 5 YEARS      YEARS
                                                        ------------ ------------- -------------- -------------- -------------
TYPE OF OBLIGATION
Long-term debt (1)....................................     $  55,000      $      -      $  55,000       $      -       $     -
Capital lease obligations.............................           768           256            512              -             -
Operating lease obligations (2).......................         6,451         1,746          3,510          1,195             -
Clinical research organizations (3)...................           514           514              -              -             -
                                                        ------------ ------------- -------------- -------------- -------------
    Total.............................................     $  62,733      $  2,516      $  59,022       $  1,195       $     -
                                                        ============ ============= ============== ============== =============

(1) In July 1999, we acquired from Elan our ownership interest in Ebbisham (a jointly owned entity created by the Company and Elan), in exchange for a seven year, $20,000 zero coupon note due July 2006 carrying a 15% interest rate, compounding semi-annually (the "Note"), plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. In connection with any payment on the Note made by the Emisphere, we have the right to require Elan to purchase our common stock at the market price at an aggregate price equal to such payment made, subject to the following conditions: (i) the acceptance by the FDA of a new drug application from Emisphere involving any heparin product, (ii) our closing stock price remaining at or above $25.00 per share for the 20 consecutive trading days prior to the date we exercise this right and (iii) the exercise of this right would not require the application of the equity accounting method by Elan. At December 31, 2003, the balance on the Elan Note was $38,345.

(2) The operating lease is related to the Tarrytown facility. Under the terms of the agreement with the landlord to surrender a portion of this space in 2003, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005. We have excluded such payments from the above table because we believe that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which we would be obligated to pay would be $3,751 ($1,023 in less than one year, $2,046 in one to three years and $682 in four to five years) for rent, real estate taxes and operating expenses.

(3) We are obligated to make payments under certain contracts with third parties who provide clinical research services to support our ongoing research and development.

RESEARCH AND DEVELOPMENT COSTS

     We have devoted substantially all of our efforts and resources to research and development conducted on our own behalf (self-funded) and in collaborations with corporate partners (partnered). Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, including those described in "Risk Factors" below, relating to the progress of our product candidates through development stages, clinical trials, regulatory approval, commercialization and market acceptance, it is not possible to accurately predict future spending or time to completion by project or project category.

     The following table summarizes research and development spending to date by project category:

                                                                 YEAR ENDED DECEMBER 31,                   CUMULATIVE
                                                    ------------------------------------------------  SPENDING TO DATE(1)
                                                         2003            2002              2001               2003
                                                    --------------  --------------    --------------  -------------------
Research (2)                                           $     3,314     $     3,671       $     2,687        $      41,265
Feasibility projects
   Self-funded....................................             496           3,394             2,017                6,570
   Partnered......................................             422             429               831                2,449
Development projects
   Oral heparin (self-funded).....................           1,722          19,851            29,277               89,188
   Oral insulin (self-funded).....................           2,940           5,436             4,050               12,878
   Partnered......................................             315           2,286             2,535               10,854
   All other (self-funded)........................               -               -                 -                  141
Other.............................................          11,817          14,849            11,904               47,501
                                                    --------------  --------------    --------------  -------------------
        Total all projects........................     $    21,026     $    49,916(3)    $    53,301        $     210,846
                                                    ==============  ==============    ==============  ===================

----------
(1)  Cumulative spending from August 1, 1995 through December 31, 2003

(2) Research is classified as resources expended to expand the ability to create new carriers, to ascertain the mechanisms of action of carriers, and to establish computer based modeling capabilities, prototype formulations, animal models, and in vitro testing capabilities.

(3) During the year ended December 31, 2002, $197 of research and development expenses, related to certain projects, was reclassified as restructuring for severance charges in the consolidated statement of operations.

CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain of these estimates and assumptions are considered to be Critical Accounting Policies, due to their complexity, subjectivity, and uncertainty, along with their relevance to our financial performance. Actual results may differ substantially from these estimates. These policies and their key characteristics are outlined below.

     Investments. We invest excess cash in accordance with a policy objective seeking to preserve both liquidity and safety of principal. We consider all highly liquid, interest-bearing debt instruments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds. Investments are carried at fair value and are considered to be available for sale. Accordingly, unrealized holding gains and losses are reported in stockholders' equity. We generally invest our excess funds in obligations of the U.S. government and its agencies, bank deposits, mortgage-backed securities, and investment grade debt securities issued by corporations and financial institutions at ratings of A-1 or A (Standard and Poor's). Although our investments carry high ratings when purchased, a lowering of the rating of the corporate debt securities in our portfolio could result in an impairment.

     Purchased Technology. Purchased technology represents the value assigned to patents underlying research and development projects of Ebbisham Ltd, related to oral heparin, that were commenced but not yet completed as of the date of our acquisition of full ownership and which, if unsuccessful, have no alternative future use. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the fair value of purchased technology is reviewed for impairment on a quarterly basis or whenever events and circumstances indicate that the carrying value might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is triggered if the carrying amount exceeds estimated undiscounted future cash flows. At December 31, 2003, purchased technology had a carrying value of $2,512, net of amortization. We amortize purchased technology on a straight-line basis over a period of 15 years, the average life of the related patents. Estimated amortization expense for the purchased technology is $239 for each of the next five fiscal years.

    Equipment and Leasehold Improvements. Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the life of the lease or of the improvements whichever is shorter. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

     Impairment of Long-Lived Assets. In accordance with SFAS 144, we review our long-lived assets for impairment on a quarterly basis or whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is triggered if the carrying amount exceeds estimated undiscounted future cash flows. We recognized impairments on long-lived assets of $5,439 and $4,507 during the years ended December 31, 2003 and 2002, respectively. These impairments were based on estimates of future cash flows, including potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Actual results could differ significantly from these estimates, which would result in additional impairment losses or losses on disposal of the assets.

     Clinical Trial Accrual Methodology. Clinical trial expenses represent obligations resulting from our contracts with various research organizations in connection with conducting clinical trials for our product candidates. We account for those expenses on an accrual basis according to the progress of the trial as measured by patient enrollment and the timing of the various aspects of the trial. Accruals are recorded in accordance with the following methodology:
(i) the costs for period expenses, such as investigator meetings and initial start-up costs, are expensed as incurred based on management's estimates, which are impacted by any change in the number of sites, number of patients and patient start dates; (ii) direct service costs, which are primarily on-going monitoring costs, are recognized on a straight-line basis over the life of the contract; and (iii) principal investigator expenses that are directly associated with recruitment are recognized based on actual patient recruitment. All changes to the contract amounts due to change orders are analyzed and recognized in accordance with the above methodology. Change orders are triggered by changes in the scope, time to completion and the number of sites. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates.

     Revenue Recognition. We recognize revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB104"), and Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). SAB 104 superseded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 2003. Contract research revenue includes revenue from collaborative agreements and feasibility studies and is comprised of reimbursed research and development costs, as well as upfront and research and development milestone payments. Deferred revenue represents payments received which are related to future performance. Non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration. Revenue recognized is the lower of (i) the percentage complete, measured by incurred costs, applied to expected contractual payments or (ii) the total non-refundable cash received to date. With regards to revenue from non-refundable fees, changes in assumptions of estimated costs to complete could have a material impact on the revenue recognized. Contract research revenue is expected to fluctuate from year to year and is dependent upon the timing of work plans mutually agreed to with collaborators and to the allocation of efforts between us and our collaborators.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of an entity's commitment to an exit plan and establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to SFAS 146's initial application. The adoption of the provisions of SFAS 146 did not have a material effect on our financial statements.

     In December 2003, the Staff of the Securities and Exchange Commission issued SAB 104, which supercedes SAB 101. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of SAB 104 was required immediately and did not have a material effect on our financial statements.

     In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"), which was issued in January 2003. FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. Adoption of FIN 46R did not have a material impact on our financial statements.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets, and (3) certain obligations to issue a variable number of shares. SFAS 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments of public companies, SFAS150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial statements. In November 2003, the Financial Accounting Standards Board deferred the effective date for selected provisions of SFAS 150, limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on our financial statements.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of the disclosure and recognition provisions of FIN 45 did not have a material effect on our financial statements.

TRANSACTIONS WITH RELATED PARTIES

     The Company was introduced to the purchaser of the Farmington facility by Rob Beyer, the son-in-law of Howard Pack, a Director of the Company. The Company is unaware as to the nature of Mr. Beyer's interest in the transaction, if this transaction is successfully completed. However, neither Mr. Beyer nor Mr. Pack will receive any fee from Emisphere. This relationship was disclosed to the Board of Directors at the time that this contract was presented to the Board for approval, and Mr. Pack abstained from the related discussion and vote. The sale price in the sale contract is higher than any other offer that was received.

     During 2003, two former members of the Board of Directors resigned their Board positions and have become consultants to Emisphere.

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

     We are highly dependent on the clinical success of our oral insulin and oral heparin product candidates.

     Oral Insulin: Insulin is currently available in injectable form for Type 1 and Type 2 diabetic patients. We believe that an oral form of insulin would gain significant market share and have therefore focused significant resources on developing oral insulin. We intend to secure a partner to fund further development of this product candidate. We are aware that other companies currently are developing spray (buccal) or aerosol (pulmonary) forms (e.g. Aventis/Pfizer/Nektar's EXUBERA) of insulin, and that insulin delivery is a highly competitive area. Our product candidate has demonstrated favorable data in early patient studies in both Type 1 and Type 2 diabetics and we believe that oral insulin has the potential to be an improved therapy for diabetics. However, we cannot assure you that these data, or future data will demonstrate that our oral form of insulin will be better than existing therapy nor can we assure you that we will secure a partner to develop this product candidate.

     In 2002, we announced that we achieved a near-term milestone as a result of late stage negotiations with an unnamed partner regarding an oral insulin partnership. In March 2003, those negotiations terminated without an agreement being reached. We intend to continue to fund any clinical trials and further development of our oral insulin product candidate until we secure a partner, and we will continue to seek a partner for this product candidate to conduct later stage development and fund commercialization efforts.

     Oral Heparin: Heparin currently is not available in oral form. We believe that an oral form of heparin would gain significant market share and therefore have focused significant resources on developing oral heparin. Other companies are currently developing spray (buccal) or alternate forms of heparin, and other forms of heparin have recently received European approval (e.g. AstraZeneca's EXANTA). Heparin delivery is a highly competitive area.

     We are developing solid dosage forms of oral heparin and have commenced Phase I testing. We earlier attempted to develop a liquid form of oral heparin. We commenced Phase III clinical trials ("PROTECT") for this solution form of product in 1999 and began dosing patients in January 2000. The trial was completed in early 2002 and did not meet its endpoint of superiority to LOVENOX. All further development of liquid oral heparin was terminated. We cannot assure you that future data related to solid oral heparin will demonstrate superiority, equivalence, or non-inferiority of solid oral heparin to alternative heparin forms.

     In July 1999, we reacquired all product, marketing and technology rights for our heparin products from Elan, which had been our joint venture partner since 1996. In accordance with the termination agreement with Elan, we will be required to pay Elan royalties on Emisphere sales of oral heparin, subject to an annual cap. Unless we enter into a new partnership agreement related to oral heparin, we will continue to fund clinical trials and further development activities related to this product candidate.

     In addition, the manufacture, marketing and distribution of pharmaceuticals is a formidable undertaking. Our competitors may have more resources and/or experience in bringing their product candidates to market.

     We are dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

     A key part of our strategy is to form collaborations with pharmaceutical companies that will assist us in developing, testing, obtaining government approval for and commercializing oral forms of therapeutic compounds using the eligen(TM) technology. We currently have collaboration agreements with Novartis, Lilly, and Regeneron.

     We cannot assure you that:

        . we will be able to enter into additional collaborative arrangements to develop products utilizing our drug delivery technology;

        . any existing or future collaborative arrangements will be sustainable or successful;

        . the product candidates in collaborative arrangements will be further developed by partners in a timely fashion;

        . any collaborative partner will not infringe upon our intellectual property position; or

        . milestones in collaborative agreements will be met and milestone payments will be received.

     If we are unable to obtain development assistance and funds from other pharmaceutical companies to fund a portion of our product development costs and to commercialize our product candidates, we may have to delay, scale back or curtail one or more of our projects. Thus we may be at a substantial competitive disadvantage.

     Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

     To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products under development, or secure a partner to provide financial and other assistance with these steps. The time necessary to achieve these goals for any individual product is long and uncertain. Before we or a potential partner can sell any of our products under development, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each product is safe and effective for human use for each targeted indication. We cannot be certain that we or our current or future partners will be able to begin, or continue, planned clinical trials for our product candidates, or if we are able, that the product candidates will prove to be safe and will produce their intended effects.

     A number of companies in the drug delivery, biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. We cannot assure you that favorable results in any preclinical study or early clinical trial will mean that favorable results will ultimately be obtained in future clinical trials. Nor can we assure you that results of limited animal and human studies are indicative of results that would be achieved in future animal studies or human clinical studies, all or some of which will be required in order to have our product candidates obtain regulatory approval. Similarly, we cannot assure you that any of our product candidates will be approved by the FDA.

     Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

     Our preclinical studies and clinical trials, as well as the manufacturing and marketing of our product candidates, are subject to extensive, costly and rigorous regulation by various governmental authorities in the United States and other countries. The process of obtaining required approvals from the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product candidates. We cannot assure you that we, either independently or in collaboration with others, will meet the applicable regulatory criteria in order to receive the required approvals for manufacturing and marketing. Delays in obtaining United States or foreign approvals for our self-developed projects could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other companies. Additionally, delays in obtaining regulatory approvals encountered by others with whom the Company collaborates also could adversely affect our business and prospects.

     Even if regulatory approval of a product is obtained, the approval may place limitations on the intended uses of the product, and may restrict the way in which we or our partner may market the product.

     Our current and future prospects could be affected by competitive news.

     If a competitor announces (i) a successful clinical study involving a product that may be competitive with one of our product candidates or (ii) an approval by a regulatory agency of the marketing of a competitive product, such announcement may have a material adverse effect on our operations or future prospects, the price of our common stock, or our ability to obtain regulatory approvals for our products.

     We have incurred substantial losses since inception and are likely to require additional capital.

     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. On December 31, 2003, our accumulated deficit was approximately $295 million. Operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments.

     We expect to continue to incur clinical development expenses for self-funded programs and for programs for which we are attempting to secure a partner. We expect no further significant liquid oral heparin solution clinical development expenses as the program was discontinued in May 2002.

     We anticipate that our existing capital resources will enable us to continue operations through the end of 2004 and for a period of time beyond without raising additional capital. However, this expectation is based on the current operating plan that could change as a result of many factors, and we may require additional funding sooner than anticipated. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our products or reduce spending. The ability to raise funds in the future may not be available on favorable terms, or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. In addition, our outstanding debt to Elan, in the form of a zero-coupon note with a 15% interest rate, compounded semi-annually, matures on July 6, 2006. We may not have sufficient capital or the ability to raise capital to repay the note at its time of maturity.

     Actual savings and improvements in operations from current restructurings may be lower than expected.

     The obligation of the proposed buyer of the Farmington facility to consummate the purchase is contingent on receiving certain governmental approvals. We can not assure when or if the sale to this particular buyer will be consummated. The closing of the sale of the Farmington facility may not occur in the near future and the costs associated with the facility (e.g., utilities, insurance, maintenance, lawn care and real estate taxes) may require cash outlays. If the sale of the facility to the proposed buyer is not consummated, we may sell the facility for less than the current contract price and may be required to record an impairment charge.

     If we cannot adequately protect our patent and proprietary rights, our business will suffer.

     Although we have patents for some of our product candidates and have applied for additional patents, there can be no assurance that patents applied for will be granted, that patents granted to or acquired by us now or in the future will be valid and enforceable and provide us with meaningful protection from competition or that we will possess the financial resources necessary to enforce any of our patents. Also, we cannot assure that any products that we (or a licensee) develop will not infringe upon any patent or other intellectual property right of a third party.

     We also rely upon trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. We maintain a policy of requiring employees, scientific advisors, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. We cannot assure you that these agreements will provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

     Part of our strategy involves collaborative arrangements with other pharmaceutical companies for the development of new formulations of drugs developed by others and, ultimately, the receipt of royalties on sales of the new formulations of those drugs. These drugs are generally the property of the pharmaceutical companies and may be the subject of patents or patent applications and other rights of protection owned by the pharmaceutical companies. To the extent those patents or other forms of rights expire, become invalid or otherwise ineffective, or to the extent those drugs are covered by patents or other forms of protection owned by third parties, sales of those drugs by the collaborating pharmaceutical company may be restricted, limited, enjoined, or may cease. Accordingly, the potential for royalty revenues to us may be adversely affected.

     We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

     There is a risk that third parties may make improvements or innovations to our technology in a more expeditious manner than Emisphere. Should such circumstances arise, we may need to obtain a license from such third party to obtain the benefit of the improvement or innovation. Royalties payable under such a license would reduce our share of total revenue.

     We are dependent on third parties to manufacture and in some cases, test our products.

     As of 2003, we have a GMP compliant facility to manufacture a limited number of clinical supplies related to EMISPHERE delivery agents. Currently, we have no manufacturing facilities for large-scale clinical or commercial production of any compounds under consideration as products. We have no research facilities for later stage product candidate testing prior to first human testing. The success of our partnerships is dependent on the proposed or current partner's capacity and ability to adequately manufacture drug products to meet the proposed demand of each respective market.

     We may face product liability claims related to participation in clinical trials or the use or misuse of any future products.

     We have product liability insurance with a policy limit of $5 million per occurrence and in the aggregate. The testing, manufacture and marketing of products for humans utilizing our drug delivery technology may expose us to potential product liability and other claims. These may be claims directly by consumers or by pharmaceutical companies or others selling our products that may be developed in the future. We seek to structure development programs with pharmaceutical companies that would complete the development, manufacturing and marketing of the finished product in a manner that would protect us from such liability, but the indemnity undertakings for product liability claims that we secure from the pharmaceutical companies may prove to be insufficient.

     Our operations may involve hazardous materials and are subject to environmental, health and safety taxes and regulations. We may incur substantial liability arising from our activities involving the use of hazardous materials.

     As a biopharmaceutical research and development company, we are subject to various local, state and federal environmental, health and safety regulations and laws involving the use of hazardous material. Our operations involve the controlled use of chemicals, biologicals and radioactive materials. The cost of compliance with these various regulations has the potential to be quite substantial. Should we be held liable or face regulatory actions regarding an accident involving personal injury or an environmental release, we potentially could exceed our resources or insurance coverage.

     We face rapid technological change and intense competition.

     Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs that may be orally active. Many of these competitors have greater research and development capabilities, experience, and marketing, financial and managerial resources than we have, and, therefore, represent significant competition.

     Our products, when developed and marketed, may compete with existing injectable versions of the same drug, some of which are well established in the marketplace and manufactured by formidable competitors, as well as other existing drugs. For example, our oral heparin product candidate, if successful, would compete with injectable heparin, injectable low molecular weight heparin and warfarin, an oral anti-coagulant, as well as the recently approved oral pentasaccharide and oral melagatran products. These products are marketed throughout the world by world renowned leading pharmaceutical companies such as Aventis Pharma SA, Pfizer, Inc. and Bristol Myers Squibb Company. Similarly, our salmon calcitonin product candidate, if developed and marketed, would compete with a wide array of existing osteoporosis therapies, including a nasal dosage form of salmon calcitonin, estrogen replacement therapy, bisphosphonates and selective receptor modulators, or, potentially oral forms of these drugs.

     Our competitors may succeed in developing competing technologies or obtaining government approval for products before we do. Developments by others may render our product candidates, or the therapeutic compounds used in combination with our product candidates, noncompetitive or obsolete. For example, AstraZeneca PLC has received U.S. and European approval of a pro-drug form of melagantran, a direct thrombin inhibitor, which would compete with our oral heparin products. Similarly, Nobex Corporation has an oral insulin formulation being developed and that at least one competitor has notified the FDA that it is developing a competing formulation of salmon calcitonin. We cannot assure you that, if our products are marketed, they will be preferred to existing drugs or that they will be preferred to or available before other products in development. For a more detailed discussion of known competitors and competing products candidates and technologies, see the discussion under the heading: "Item 1. Business Competition."

     We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

     We are highly dependent on our executive officers. If we are not able to retain any of these persons our business may suffer. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business.

     Anti-takeover provisions of our corporate charter documents, Delaware law and our agreements with collaborators may affect the price of our common stock.

     Our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the rights, preferences and privileges of those shares without any further vote or action by our stockholders. Of these 1,000,000 shares, 200,000 are currently designated Series A Junior Participating Cumulative Preferred Stock in connection with our stockholders' rights plan, and the remaining 800,000 shares remain available for future issuance. Rights of holders of common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. Additional provisions of our certificate of incorporation and by-laws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting common stock. These include provisions that classify our Board of Directors, limit the ability of stockholders to take action by written consent, call special meetings, remove a director for cause, amend the by-laws or approve a merger with another company. We also have a stockholder's right's plan, commonly referred to as a "poison pill," that makes it difficult, if not impossible, for a person to acquire control of us without the consent of our Board of Directors.

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

          . announcements of partnerships or technological collaborations, innovations or new products by us or our competitors;

          .    governmental regulation;

          .    developments in patent or other proprietary rights;

          . public concern as to the safety of drugs developed by us or others;

          . the results of preclinical testing and clinical studies or trials by us, our partners or our competitors;

          .    litigation;

          .    general stock market and economic conditions;

          .    number of shares available for trading (float);

          .    inclusion in or dropping from stock indexes.

     Future sales of common stock, or the prospect of future sales, may depress our stock price.

     Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2003, we had outstanding options to purchase up to 4,276,958 shares of common stock which are currently exercisable and additional options to purchase up to 1,558,883 shares of common stock are exercisable over the next several years. In addition, an aggregate of 25,000 shares of common stock have been reserved for issuance under our Directors' Deferred Compensation Plan, of which 6,310 shares are available for future grants. The holders of these options or rights have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other. The existence of these options or rights may adversely affect the terms on which the Company may be able to obtain additional financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. Our investments totaled $40,899 at December 31, 2003. Of this total, $36,999 had fixed interest rates, of which $29,178 were short-term and $7,821 were long-term investments, and $3,900 had variable interest rates, all of which were long-term investments.

     Due to the conservative nature of our short-term fixed interest rate investments (maturities in less than one year), we do not believe that it has a material exposure to interest rate risk. The value of our fixed interest rate long-term investments is sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the current market interest rate and the rate prevailing at the date of original purchase of the investment. Reasonably expected changes in prevailing interest rates would not materially impact the value of our long term investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The evaluation was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, each concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our filings under the Securities Exchange Act of 1934. There has been no significant change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure controls and procedures and monitor ongoing developments in this area.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders. We have adopted a code of ethics applicable to our directors, chief executive officer, chief financial officer, controller and senior financial management. Our code of ethics is filed herewith as Exhibit 14.1.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

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

   (b) Reports on Form 8-K

       On November 18, 2003, we furnished a Current Report on Form 8-K containing a copy of a press release announcing our financial results for the quarterly period ended September 30, 2003 pursuant to Item 12 Results of Operations and Financial Condition.

       On January 27, 2004, we filed a Current Report on Form 8-K pursuant to
       Item 5 Other Events announcing an action brought against us by Eli Lilly and Company.

       On February 3, 2004, we filed a Current Report on Form 8-K pursuant to
       Item 5 Other Events announcing preliminary results from the first multiple-dose clinical study of an oral insulin tablet using our eligen(TM) technology.

       On February 25, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 Results of Operations and Financial Condition containing a copy of a press release announcing our financial results for the quarter and year ended December 31, 2003.

   (c) See Exhibits listed under the heading "Exhibit Index" set forth on page E-1.

   (d) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004

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

NAME AND SIGNATURE            TITLE                               DATE
------------------            -----                               ----

/s/ Michael M. Goldberg       Director, Chairman of the Board     March 29, 2004
----------------------------   and Chief Executive Officer
Michael M. Goldberg, M.D.     (principal executive officer)

/s/ Howard M. Pack            Director                            March 29, 2004
----------------------------
Howard M. Pack

/s/ Mark I. Greene            Director                            March 29, 2004
----------------------------
Mark I. Greene, M.D., Ph.D.

/s/ Robert J. Levenson        Director                            March 29, 2004
----------------------------
Robert J. Levenson

/s/ Arthur Dubroff            Director                            March 29, 2004
----------------------------
Arthur Dubroff

/s/ Stephen K. Carter         Director                            March 29, 2004
----------------------------
Stephen K. Carter, M.D.

/s/ Michael Black             Director                            March 29, 2004
----------------------------
Michael Black

/s/ Elliot M. Maza            Chief Financial Officer             March 29, 2004
----------------------------  (principal financial officer)
Elliot M. Maza, J.D., C.P.A.

EMISPHERE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

EMISPHERE TECHNOLOGIES, INC.                                                                                    PAGE(s)
                                                                                                                -------
Report of Independent Auditors................................................................................. F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002................................................... F-3

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001..................... F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001..................... F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001........... F-6

Notes to the Consolidated Financial Statements................................................................. F-7

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Emisphere Technologies, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Emisphere Technologies, Inc. and subsidiary, at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP


New York, New York
February 11, 2004

                          EMISPHERE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                             DECEMBER 31,
                                                                                                       ------------------------
                                                                                                          2003          2002
                                                                                                       ----------    ----------
                                     ASSETS
Current assets:
     Cash and cash equivalents .....................................................................   $   31,287    $   22,784
     Investments ...................................................................................        3,900        37,676
     Prepaid expenses and other current assets .....................................................        1,424         2,285
                                                                                                       ----------    ----------
         Total current assets ......................................................................       36,611        62,745
Equipment and leasehold improvements, net ..........................................................       14,005        23,282
Land, building and equipment held for sale, net ....................................................        3,618         4,520
Purchased technology, net ..........................................................................        2,512         2,752
Investments ........................................................................................        7,821        13,241
Other assets .......................................................................................        1,482         1,426
                                                                                                       ----------    ----------
     Total assets ..................................................................................   $   66,049    $  107,966
                                                                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses .........................................................   $    2,638    $    5,324
     Deferred revenue ..............................................................................          125             -
     Current portion of capital lease obligation ...................................................          211             -
     Current portion of deferred lease liability ...................................................          397           412
                                                                                                       ----------    ----------
         Total current liabilities .................................................................        3,371         5,736
Note payable, including accrued interest ...........................................................       38,345        33,181
Capital lease obligation, net of current portion ...................................................          469             -
Deferred lease liability, net of current portion ...................................................        1,057         1,509
                                                                                                       ----------    ----------
     Total liabilities .............................................................................       43,242        40,426
                                                                                                       ----------    ----------
Commitments and contingencies (Note 11)
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding-none .....            -             -
     Common stock, $.01 par value; authorized 40,000,000 shares; issued 18,447,000 shares (18,203,000 outstanding) in 2003 and 18,253,000 shares (18,009,000 outstanding)
      in 2002 ......................................................................................          184           182
     Additional paid-in capital ....................................................................      322,257       321,292
     Note receivable from officer and director .....................................................         (804)         (804)
     Accumulated deficit ...........................................................................     (295,033)     (250,164)
     Accumulated other comprehensive (loss) income .................................................          (10)          821
     Common stock held in treasury, at cost; 244,000 shares in 2003 and  2002 ......................       (3,787)       (3,787)
                                                                                                       ----------    ----------
         Total stockholders' equity ................................................................       22,807        67,540
                                                                                                       ----------    ----------
         Total liabilities and stockholders' equity ................................................   $   66,049    $  107,966
                                                                                                       ==========    ==========

    The accompanying notes are an integral part of the consolidated financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                             2003             2002             2001
                                                                         -------------    -------------    -------------
Revenue ..............................................................   $         400    $       3,378    $       4,728
                                                                         -------------    -------------    -------------
Costs and expenses:
    Research and development .........................................          21,026           49,719           53,301
    General and administrative .......................................           9,727           11,242            9,692
    Restructuring ....................................................             (79)           1,417                -
    Loss on impairment of intangible and fixed assets ................           5,439            4,507                -
    Depreciation and amortization ....................................           5,806            6,185            4,014
                                                                         -------------    -------------    -------------
        Total costs and expenses .....................................          41,919           73,070           67,007
                                                                         -------------    -------------    -------------
        Operating loss ...............................................         (41,519)         (69,692)         (62,279)
                                                                         -------------    -------------    -------------
Other (expense) and income:
    Investment and other income ......................................           1,882            3,044            9,612
    Loss on impairment of investment .................................               -             (222)               -
    Loss on sale of fixed assets .....................................             (67)               -                -
    Interest expense .................................................          (5,165)          (4,472)          (3,867)
                                                                         -------------    -------------    -------------
        Total other (expense) and income .............................          (3,350)          (1,650)           5,745
                                                                         -------------    -------------    -------------
Net loss .............................................................   $     (44,869)   $     (71,342)   $     (56,534)
                                                                         =============    =============    =============
Net loss per share, basic and diluted ................................   $       (2.48)   $       (3.98)   $       (3.18)
                                                                         =============    =============    =============
Weighted average shares outstanding, basic and diluted ...............      18,077,000       17,919,000       17,755,000
                                                                         =============    =============    =============

    The accompanying notes are an integral part of the consolidated financial statements

                          EMISPHERE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                             2003              2002             2001
                                                                         -------------    -------------    -------------
Cash flows from operating activities:
    Net loss .........................................................   $     (44,869)   $     (71,342)   $     (56,534)
                                                                         -------------    -------------    -------------
    Adjustments to reconcile net loss to net cash used in operating activities:
       Non-cash interest expense .....................................           5,165            4,468            3,867
       Depreciation and amortization of leasehold improvements .......           5,567            5,811            3,451
       Amortization of purchased technology ..........................             239              374              563
       Impairment of intangible and fixed assets .....................           5,439            4,507                -
       Amortization/deferral of deferred lease liability .............            (467)            (219)               -
       Non-cash compensation and other non-cash charges ..............             395              (15)             195
       Amortization of discount (premium) on investments .............             (92)              (9)             334
       Impairment of investment ......................................               -              222                -
       Net realized gain on sale of investment .......................            (493)            (387)            (274)
       Loss on sale of fixed assets ..................................              67                -                -
    Changes in assets and liabilities excluding non-cash charges:
       Decrease in prepaid expenses and other current assets .........             952            1,280              779
       (Increase) in other assets ....................................              (5)            (473)               -
       Increase (decrease) increase in deferred revenue ..............             125               (8)          (1,355)
       (Decrease) increase in accounts payable and accrued expenses ..          (2,686)          (8,271)           9,415
                                                                         -------------    -------------    -------------
          Total adjustments ..........................................          14,206            7,280           16,975
                                                                         -------------    -------------    -------------
          Net cash used in operating activities ......................         (30,663)         (64,062)         (39,559)
                                                                         -------------    -------------    -------------
Cash flows from investing activities:
    Proceeds from sales of investments ...............................          56,193           97,076          223,590
    Purchases of investments .........................................         (17,243)         (51,311)        (144,588)
    Proceeds from sale of fixed assets ...............................             152              332                -
    Capital expenditures .............................................          (1,168)          (3,439)         (18,656)
                                                                         -------------    -------------    -------------
       Net cash provided by (used in) investing activities ...........          37,934           42,658           60,346
                                                                         -------------    -------------    -------------
Cash flows from financing activities:
    Proceeds from exercise of stock options ..........................             551            1,335            4,034
    Repurchase of common stock .......................................               -                -           (3,594)
    Proceeds from capital lease obligation ...........................             681                -                -
                                                                         -------------    -------------    -------------
Net cash provided by financing activities ............................           1,232            1,335              440
                                                                         -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents .................           8,503          (20,069)          21,227
Cash and cash equivalents, beginning of year .........................          22,784           42,853           21,626
                                                                         -------------    -------------    -------------
Cash and cash equivalents, end of year ...............................   $      31,287    $      22,784    $      42,853
                                                                         =============    =============    =============
Supplemental disclosure of cash flow information:
    Tax refund .......................................................   $         119
Non-cash investing and financing activities:
    Capital expenditures in accounts payable .........................                    $          15    $         690
    Sale of equipment under a barter arrangement .....................   $         122
    Equipment donation ...............................................   $           4
    Other non-cash charges to equipment ..............................   $          70    $         425    $         117

    The accompanying notes are an integral part of the consolidated financial statements

                          EMISPHERE TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the years ended December 31, 2003, 2002 and 2001
                        (in thousands, except share data)

                                                                                       ACCUMULATED      COMMON STOCK
                                    COMMON STOCK     ADDITIONAL                           OTHER       HELD IN TREASURY
                                --------------------   PAID-IN     NOTE    ACCUMULATED COMPREHENSIVE ------------------
                                 SHARES      AMOUNT    CAPITAL  RECEIVABLE  DEFICIT   (LOSS) INCOME   SHARES    AMOUNT     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000..... 17,703,000  $    177  $ 315,591 $  (804) $ (122,288)    $   657      44,000   $    (193) $ 193,140
Net Loss.......................                                             (56,534)                                       (56,534)
Unrealized gain on investments.                                                             302                                302
                                                                                                                         ---------
Comprehensive loss.............                                                                                            (56,232)
                                                                                                                         ---------
Sale of common stock under
 employee stock purchase plans
 and exercise of options.......    338,000         3      4,031                                                              4,034
Repurchase of common stock.....                                                                     200,000      (3,594)    (3,594)
Issuance of stock options for
 services rendered.............                             294                                                                294
                                ----------  --------  --------- -------  ----------     -------     -------   ---------  ---------
Balance, December 31, 2001..... 18,041,000       180    319,916    (804)   (178,822)        959     244,000      (3,787)   137,642
Net Loss.......................                                             (71,342)                                       (71,342)
Unrealized loss on investments.                                                            (138)                              (138)
                                                                                                                         ---------
Comprehensive loss.............                                                                                            (71,480)
                                                                                                                         ---------
Sale of common stock under
 employee stock purchase
 plans and exercise of options.    212,000         2      1,333                                                              1,335
Issuance of stock options for
services rendered..............                              43                                                                 43
                                ----------  --------  --------- -------  ----------     -------     -------   ---------  ---------
Balance, December 31, 2002..... 18,253,000       182    321,292    (804)   (250,164)        821     244,000      (3,787)    67,540
Net Loss.......................                                             (44,869)                                       (44,869)
Unrealized loss on investments.                                                            (831)                              (831)
                                                                                                                         ---------
Comprehensive loss.............                                                                                            (45,700)
                                                                                                                         ---------
Sale of common stock under
 employee stock purchase
 plans and exercise of
 options.......................    194,000         2        549                                                                551
Issuance of stock options for
 services rendered.............                             416                                                                416
                                ----------  --------  --------- -------  ----------     -------     -------   ---------  ---------
Balance, December 31, 2003..... 18,447,000  $    184  $ 322,257 $  (804) $ (295,033)    $   (10)    244,000   $  (3,787) $  22,807
                                ==========  ========  ========= =======  ==========     =======     =======   =========  =========

    The accompanying notes are an integral part of the consolidated financial statements

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. Emisphere Technologies, Inc. (the "Company" or "Emisphere") is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since its inception in 1986, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf as well as through collaborations with corporate partners and academic research institutions. The Company has no product sales to date. The Company operates under a single segment.

     In 2002 the Company experienced a substantial increase in clinical development expenses for self-funded projects, including liquid oral heparin clinical development expenses for Phase III clinical trials. On May 14, 2002 Emisphere announced the initial results from its Phase III study with a liquid oral heparin solution (formulation) for the prevention of Deep Vein Thrombosis ("DVT", or blood clots) in total hip replacement surgery patients. The results did not demonstrate the superiority of liquid oral heparin solution, when dosed in a 30-day treatment regimen, compared to Aventis SA's LOVENOX (enoxaparin) administered by injection in a 10-day dosing regimen in preventing DVTs. On May 22, 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and related initiatives, and a scale back of any associated infrastructure. In September 2002, the decision was made to dispose of its Connecticut research facility in order to eliminate excess capacity, reduce spending and raise cash. Operations at that facility were terminated by the end of 2002 and the land, building and equipment are currently held for sale (see Note 3 for further discussion of the Farmington facility).

     Emisphere's core business strategy is to develop oral forms of injectable drugs, either alone or with partners, by applying the eligen(TM) technology to those drugs. Typically, Emisphere conducts proof-of-concept Phase I and II clinical trials with the objective of attracting a partner to commercialize its product candidates without significant further funding. The Company also pursues development of certain product candidates on its own. The Company expects to continue to incur operating losses.

     Liquidity. Since its inception in 1986, the Company has generated significant losses from operations and it anticipates that it will continue to generate significant losses from operations for the foreseeable future. On December 31, 2003, the Company's accumulated deficit was approximately $295 million. Operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments.

     Emisphere expects its cash, cash equivalent and investment balances to decrease by approximately $27,000 in 2004. Absent additional financing, new collaborations, milestone payments and/or closing of the sale of the Farmington facility, the Company would expect to end 2004 with approximately $16,000 in cash, cash equivalents and investments. Reduced cash expenditures as a result of the surrender of a portion of the leased premises at the Tarrytown facility and closing on the sale of the Farmington facility, should it occur, will be partially offset by higher costs due to inflation and increases in employee compensation. The Company expects capital expenditures to be in the range of $400 to $600 in 2004. Capital purchases may be financed by lease arrangements.

     This projection of cash usage and year end cash, cash equivalent and investment balances assumes that during 2004, the Company will not (i) enter into a partnership agreement for oral insulin, solid oral heparin or any other non-partnered program, (ii) receive any milestone payments on currently partnered programs, or (iii) close on the sale of the Farmington facility. The Company does have enough funds to continue its development programs, as presented to the Board of Directors, beyond 2004. There can be no assurance that the Company will be able to raise sufficient funds to continue operations and if the Company fails to generate sufficient revenue, raise additional funds or undergo further restructuring, the resultant reduction of its available cash resources would have a material adverse effect on its ability to continue as a going concern. If the Company is successful in securing a partner for either oral insulin or solid oral heparin, it may receive milestone payments, upfront fees, expense reimbursements and/or cash infusions. Such cash inflows could delay the Company's need to raise additional funds to maintain operations beyond 2004. In the event that the Company is unable to achieve long-term profitability and/or obtain additional capital, future operations will need to be scaled back or discontinued.

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

     Use of Estimates. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of the carrying value of purchased technology, the fair value and recoverability of the Farmington research facility, recognition of on-going clinical trial costs, estimated costs to complete research collaboration projects and deferred taxes.

     Principles of Consolidation. The consolidated financial statements include the accounts of one subsidiary. All inter-company transactions have been eliminated in consolidation.

     Concentration of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and investments. The Company invests excess funds in accordance with a policy objective seeking to preserve both liquidity and safety of principal. The Company generally invests its excess funds in obligations of the U.S. government and its agencies, bank deposits, money market funds, mortgage-backed securities, and investment grade debt securities issued by corporations and financial institutions. The Company holds no collateral for these financial instruments.

     Cash, Cash Equivalents, and Investments. The Company considers all highly liquid, interest-bearing instruments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds.

     The Company considers its short- and long-term investments to be available for sale. Investments are carried at fair value, with unrealized holding gains and losses reported in stockholders' equity. The fair value of the investments has been estimated based on quoted market prices.

     Realized gains and losses are included as a component of investment income. In computing realized gains and losses, the Company determines the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the investments, adjusted for the amortization of any discount or premium. During 2003, the Company recognized a gain of $493 related to the call of a corporate bond. For the years ended December 31, 2002 and 2001, gross realized gains and losses were not significant.

     The following is a summary of the fair value of available for sale investments:

                                                                                  DECEMBER 31, 2003
                                                          ---------------------------------------------------------------------
                                                                                                 UNREALIZED HOLDING
                                                          AMORTIZED                   -----------------------------------------
                                                          COST BASIS    FAIR VALUE       GAINS         LOSSES           NET
                                                          -----------   -----------   -----------    -----------    -----------
     Maturities less than one year:
         Corporate debt securities ....................   $     3,900   $     3,900   $         -    $         -    $         -
     Maturities between one and three years:
         U.S. government securities ...................         7,831         7,821             -            (10)           (10)
                                                          -----------   -----------   -----------    -----------    -----------
                                                          $    11,731   $    11,721   $         -    $       (10)   $       (10)
                                                          ===========   ===========   ===========    ===========    ===========

                                                                                  DECEMBER 31, 2002
                                                          ---------------------------------------------------------------------
                                                                                                 UNREALIZED HOLDING
                                                          AMORTIZED                   -----------------------------------------
                                                          COST BASIS    FAIR VALUE       GAINS         LOSSES           NET
                                                          -----------   -----------   -----------    -----------    -----------
     Maturities less than one year:
         U.S government securities ....................   $    20,054   $    20,236   $       187    $        (5)   $       182
         Corporate debt securities ....................        17,290        17,440           159             (9)           150
     Maturities between one and three years:
         U.S. government securities ...................         9,516         9,524            17             (9)             8
          Corporate debt securities ...................         1,099         1,099             -              -              -
     Maturities between five and ten years:
         Corporate debt securities ....................         2,137         2,618           481              -            481
                                                          -----------   -----------   -----------    -----------    -----------
                                                          $    50,096   $    50,917   $       844    $       (23)   $       821
                                                          ===========   ===========   ===========    ===========    ===========

     Interest income, which is included in investment income, is recognized as earned.

     Equipment and Leasehold Improvements. Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the life of the lease or of the improvements whichever is shorter. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

     Purchased Technology. Purchased technology represents the value assigned to patents underlying research and development projects of Ebbisham Ltd, related to oral heparin, that were commenced but not yet completed as of the date of the Company's acquisition of full ownership and which, if unsuccessful, have no alternative future use. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the fair value of purchased technology is reviewed for impairment on a quarterly basis or whenever events and circumstances indicate that the carrying value might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is triggered if the carrying amount exceeds estimated undiscounted future cash flows. See Note 5 for a further discussion of purchased technology.

     Impairment of Long-Lived Assets. In accordance with SFAS 144, the Company reviews its long-lived assets for impairment on a quarterly basis or whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows. See Notes 3 and 5 for further discussion of impairments recognized under SFAS 144.

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

     Repurchase of Common Stock. From time to time, the Company has repurchased shares of its common stock. Such stock, which is deemed to be treasury stock, is recorded at cost.

     Revenue Recognition. The Company recognizes revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB104"), and Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). SAB 104 superseded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 2003. The Company's revenue consists of contract research revenue. Contract research revenue includes revenue from collaborative agreements and feasibility studies and is comprised of reimbursed research and development costs, as well as upfront and research and development milestone payments. Deferred revenue represents payments received which are related to future performance. Non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration. Revenue recognized is the lower of (i) the percentage complete, measured by incurred costs, applied to expected contractual payments or (ii) the total non-refundable cash received to date.

     Research and Development and Clinical Trial Expenses. Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to the Company's clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials. All costs associated with research and development are expensed as incurred.

     Clinical research expenses represent obligations resulting from the Company's contracts with various research organizations in connection with conducting clinical trials for the Company's product candidates. The Company accounts for those expenses on an accrual basis according to the progress of the trial as measured by patient enrollment and the timing of the various aspects of the trial. Accruals are recorded in accordance with the following methodology:
(i) the costs for period expenses, such as investigator meetings and initial start-up costs, are expensed as incurred based on management's estimates, which are impacted by any change in the number of sites, number of patients and patient start dates; (ii) direct service costs, which are primarily on-going monitoring costs, are recognized on a straight-line basis over the life of the contract; and (iii) principal investigator expenses that are directly associated with recruitment are recognized based on actual patient recruitment. All changes to the contract amounts due to change orders are analyzed and recognized in accordance with the above methodology. Change orders are triggered by changes in the scope, time to completion and the number of sites. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates.

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

     The Company has several stock-based compensation plans, which are described in Note 10. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123" ("SFAS 148"), pro forma operating results have been determined as if the Company had prepared its financial statements in accordance with the fair value based method. The following table illustrates the effect on net loss and net loss per share based upon the fair value based method of accounting for stock based compensation. Since option grants awarded during 2003, 2002, and 2001 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                             2003              2002            2001
                                                                         -------------    -------------    -------------
Net loss, as reported ................................................   $     (44,869)   $     (71,342)   $     (56,534)
Add: Stock-based employee compensation expense included in
 reported net loss ...................................................             211               43              294
Deduct: Total stock-based employee compensation expense
 determined under fair value based method for all awards .............          (7,847)          (7,378)          (9,032)
                                                                         -------------    -------------    -------------
Pro forma net loss ...................................................   $     (52,505)   $     (78,677)   $     (65,272)
                                                                         =============    =============    =============
Net loss per share amounts, basic and diluted:
    As reported ......................................................   $       (2.48)   $       (3.98)   $       (3.18)
    Pro forma ........................................................   $       (2.90)   $       (4.39)   $       (3.68)

     For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of options granted: expected volatility of 95% in 2003 and 85% in 2002 and 2001, expected lives of five years (except for the Employee Stock Purchase Plans, where the expected lives are six months), zero dividend yield, and weighted-average risk-free interest rate of 3.3% in 2003, 3.9% in 2002 and 3.0% in 2001.

     The fair value of options granted to non-employees for goods or services is expensed as the goods are utilized or the services performed.

     Other disclosures required by SFAS 123 have been included in Note 10.

     Net Loss Per Share. Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company's common stock outstanding during the period. For all periods presented, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. Stock options that have been excluded from diluted loss per share amounted to 5,529,507, 4,850,552 and 4,794,148, for the years ended December 31, 2003, 2002 and 2001, respectively.

     Fair Value of Financial Instruments. The carrying amounts for cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their short-term nature. The Company has determined that it is not practical to estimate the fair value of its note payable because of its unique nature and the costs that would be incurred to obtain an independent valuation. The Company does not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the note payable and the Company has not yet obtained or developed a valuation model. Additionally, the Company is engaged in research and development activities and has not yet developed products for sale. Accordingly, at this stage of the Company's development, a credit risk assessment is highly judgmental. These factors all contribute to the impracticability of estimating the fair value of the note payable. At December 31,

2003, the carrying value of the note payable and accrued interest was $38,345. See Note 7 for further discussion of the note payable.

     Comprehensive Loss. Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The disclosures required by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" for the years ended December 31, 2003, 2002 and 2001 have been included in the consolidated statements of stockholders' equity.

     Reclassification of Prior Year Balances. Certain balances in prior years' consolidated financial statements have been reclassified to conform with current year presentation. Reclassification had no effect on the consolidated statement of operations.

     Future Impact of Recently Issued Accounting Standards. In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of an entity's commitment to an exit plan and establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to SFAS 146's initial application. The adoption of the provisions of SFAS 146 did not have a material effect on the Company's results of operations or financial position.

     In December 2003, the Staff of the Securities and Exchange Commission issued SAB 104, "Revenue Recognition" ("SAB 104"), which supercedes SAB 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21"). Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of SAB 104 was required immediately and did not have a material effect on the Company's financial statements.

     In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"), which was issued in January 2003. FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. Adoption of FIN 46R did not have a material impact on the Company's financial statements.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets, and (3) certain obligations to issue a variable number of shares. SFAS 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments of public companies, SFAS 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial statements. In November 2003, the Financial Accounting Standards Board deferred the effective date for selected provisions of SFAS 150, limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on the Company's financial statements.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of the disclosure and recognition provisions of FIN 45 did not have a material effect on the Company's results of operations or financial position.

2. RESTRUCTURING

     In May 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of associated infrastructure. Additionally, in the third quarter of 2002, the Company evaluated several alternatives to consolidate its two research facilities in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending, and raise cash. The decision was made to dispose of the Farmington research facility. As a result of the restructuring plan, the Company announced a reduction in force, which was implemented in the second quarter of 2002 at the Tarrytown facility and in the fourth quarter at the Farmington facility. The restructuring plan resulted in the reduction of the Company's full-time work force by approximately 50%.

     In 2002, the Company terminated 91 full-time and 26 temporary employees, including 14 administrative personnel and 103 scientists and research assistants. In 2002 the Company paid approximately $178 in stay bonuses to the severed employees during the phase out of operations at Farmington. At the end of 2002, five administrative personnel remained at the Farmington facility. In 2003 four of the remaining five personnel at the Farmington facility were terminated. One employee will remain until the sale is complete. As further discussed in Note 3, in December 2003 the Company accepted an offer from a real estate developer to purchase the Farmington facility and entered into a contract of sale.

     The following tables present the original restructuring accruals for Tarrytown and Farmington, the adjustments to these accruals, and the amounts paid through December 31, 2003:

                                                                  NET ADJUSTMENTS                           RESTRUCTURING
                                               RESTRUCTURING       FOR THE YEAR        PAYMENTS DURING      RESERVE AS OF
                                               RESERVE AS OF      ENDED DECEMBER       THE YEAR ENDED        DECEMBER 31,
                                              JANUARY 1, 2003        31, 2003         DECEMBER 31, 2003          2003
                                              ---------------     ---------------     -----------------     -------------
Severance and accrued vacation..............        $      48           $      (6)            $     (18)         $     24
Outplacement services.......................                -                   -                     -                 -
Employee benefits...........................                1                   -                     -                 1
Contract exit costs.........................               73                 (73)                    -                 -
Other.......................................                -                   -                     -                 -
                                              ---------------     ---------------     -----------------     -------------
Total restructuring                                 $     122           $     (79)            $     (18)         $     25
                                              ===============     ===============     =================     =============

                                                                  NET CHARGES FOR                           RESTRUCTURING
                                               RESTRUCTURING      THE YEAR ENDED       PAYMENTS DURING      RESERVE AS OF
                                               RESERVE AS OF       DECEMBER 31,        THE YEAR ENDED        DECEMBER 31,
                                              JANUARY 1, 2002          2002           DECEMBER 31, 2002          2002
                                              ---------------     ---------------     -----------------     -------------
Severance and accrued vacation..............        $       -         $     1,008          $       (960)        $      48
Outplacement services.......................                -                  54                   (54)                -
Employee benefits...........................                -                  59                   (58)                1
Contract exit costs.........................                -                 267                  (194)               73
Other (1) ..................................                -                  29                   (29)                -
                                              ---------------     ---------------     -----------------     -------------
Total restructuring                                 $       -         $     1,417          $     (1,295)        $     122
                                              ===============     ===============     =================     =============

 (1) Payments include $21 in non-cash charges related to the forgiveness of certain employee loans.

     As of December 31, 2003 and 2002, the remaining reserve is included in accounts payable and accrued expenses on the consolidated balance sheets. The reserve remaining at December 31, 2003 is expected to be paid in the first quarter of 2005.

3. FIXED ASSETS

     Tarrytown Facility Transaction. During 2003, in order to streamline operations and reduce expenditures, the Company entered into a transaction to surrender to the landlord approximately 27% of its leased space (the "surrendered space") at the Tarrytown facility. The surrendered space primarily consists of office space which was subsequently leased to another tenant (the

"subsequent tenant") at the Tarrytown facility. In the event that the subsequent tenant vacates the space before August 31, 2005, the Company will be contingently liable for the rent payments and will be required to re-let the space through August 31, 2007. Completion of the lease amendment and related agreements took place in October 2003. The agreement describes four distinct areas to be surrendered, three of which were vacated and surrendered to the subsequent tenant as of December 31, 2003. The fourth space was vacated in March 2004.

     In connection with this transaction, Emisphere agreed to sell most of the furniture and equipment in the surrendered space to the subsequent tenant. Through a contractual agreement with Emisphere, the subsequent tenant has agreed to make certain payments ("furniture payments") which will be made directly to the landlord on a monthly basis. A rental credit equal to the furniture payment will be applied against Emisphere's rent payment to the landlord on a monthly basis. Total payments under the agreement are $1,023 and extend through August 2012. The transaction between Emisphere and the subsequent tenant has been accounted for as an operating lease, with all furniture payments recorded as rental income. The Company retains a security interest in the furniture and equipment until all required payments have been made. The Company removed assets with a net book value of $353 for use elsewhere in the Tarrytown facility.

     Emisphere compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the furniture payments of $737, and determined that the assets were impaired. Based on this evaluation, the Company recorded an impairment charge of $4,327 during the year ended December 31, 2003 which has been included in loss on impairment of intangible and fixed assets on the consolidated statements of operations.

     In connection with this restructuring, the Company identified equipment that had no future use. This equipment was segregated and classified as available for sale as of December 31, 2003. This equipment was evaluated for potential impairment based on quotes from scientific equipment resellers. These evaluations resulted in an impairment charge of $69 for the year ended December 31, 2003, which has been included in loss on impairment of intangible and fixed assets on the consolidated statements of operations. The remaining net book value of the equipment of $27 is included in land, building and equipment held for sale, net on the consolidated balance sheets.

     Farmington Facility Transaction. In December 2003, the Company entered into a contract of sale for the Farmington facility with a real estate developer. The purchaser's obligations to close on the facility are contingent on receiving certain governmental approvals, including but not limited to zoning approvals in final form, wetlands approvals and state environmental approvals, by August 12, 2004. In the event that the purchaser has not terminated the contract by August 12, 2004 because of the failure to obtain governmental approvals, the purchaser is obligated to close on the premises by the earlier date of the thirtieth day after receipt of governmental approvals or November 12, 2004. The purchaser does have the right to adjourn the closing date for six months after November 12, 2004 if governmental approvals have not been received and provided the purchaser shall pay the sum of $35 per month to Emisphere. As of December 31, 2003, the Company performed an evaluation of the land, building and equipment available for sale at the Farmington facility, which has a carrying value of $3,591. The Company evaluated the following two components of the facility: (i) land, building and equipment that would most likely be transferred to the buyer when the sale is consummated (such as equipment which is attached to the structure and expensive to remove), and (ii) equipment that is portable and available for sale and would most likely be retained by the Company. The Company evaluated the land, building and attached equipment based on the sale price in the contract and determined that an impairment loss of the carrying value of the land, building and attached equipment had not been triggered as of December 31, 2003. In the event that the Company is not successful in closing the sale of the Farmington facility, the Company may need to write down the carrying value of the land, building and equipment further. Because the sale is contingent in part on certain governmental approvals, the Company cannot predict with certainty when, or if, the closing will take place.

     Equipment Impairment. Subsequent to the decision to sell the Farmington facility, equipment with a net book value of $435 was transferred for use at the Tarrytown facility and equipment with a net book value of $314 was sold. The remaining items of equipment were then evaluated for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by the Company. Based on this evaluation, the Company recorded an impairment charge of $1,003 during the year ended December 31, 2003, which has been included in loss on impairment of intangible and fixed assets on the consolidated statement of operations.

     The land, building, and equipment that are available for sale are included at their carrying value in land, building and equipment held for sale, net on the condensed consolidated balance sheet as of December 31, 2003. The $435 of equipment transferred out of the Farmington facility is included in equipment and leasehold improvements, net on the consolidated balance sheets.

     In accordance with SFAS No. 144, during 2003, the Company evaluated certain assets for use at the Tarrytown facility for impairment. As a result, the Company recorded an impairment charge of $40 which is included in loss on impairment of intangible and fixed assets on the consolidated statement of operations.

     In connection with the discontinuation of the liquid oral heparin development program in the second quarter of 2002, management performed an evaluation of the recoverability of certain fixed assets and determined that an impairment of a reactor and associated accessories, which were to be used only for the manufacture of liquid oral heparin, had occurred. The Company recorded a $494 charge representing the difference between the carrying value of the reactor and associated accessories and the selling price of the equipment. The Company also performed an evaluation of the recoverability of certain equipment at the Tarrytown facility. The Company determined that there was no future use for a gene chip array system and its related accessories. The Company recorded a $103 charge representing the difference between the carrying value of the gene chip array system and its related accessories and the selling price of the equipment. These charges are included in impairment of intangible and fixed assets on the consolidated statements of operations for the year ended December 31, 2002.

     Fixed Assets. Equipment and leasehold improvements, net, including assets held under capital lease, consists of the following:

                                                                                       DECEMBER 31,
                                                                 USEFUL LIVES      -------------------
                                                                   IN YEARS          2003       2002
                                                                -------------      --------   --------
     Equipment................................................       3-7           $ 13,685   $ 14,003
     Leasehold improvements...................................  Life of lease        18,852     26,502
                                                                                   --------   --------
                                                                                     32,537     40,505
     Less, accumulated depreciation and amortization..........                       18,532     17,223
                                                                                   --------   --------
                                                                                   $ 14,005   $ 23,282
                                                                                   ========   ========

     Depreciation expense for the years ended December 31, 2003, 2002 and 2001, was $5,567, $5,811 and $3,451, respectively. Included in equipment and leasehold improvements are assets which were acquired under capital leases in the amount of $681 at December 31, 2003 (see Note 11).

     Land, building and equipment held for sale, net consists of the following:

                                                                                       DECEMBER 31,
                                                                 USEFUL LIVES      -------------------
                                                                   IN YEARS          2003       2002
                                                                -------------      ---------  --------
     Land.....................................................        --           $  1,170   $  1,170
     Building.................................................        13              1,983      1,940
     Equipment................................................       3-7              1,088      2,057
                                                                                   --------   --------
                                                                                      4,241      5,167
     Less, accumulated depreciation and amortization..........                          623        647
                                                                                   --------   --------
                                                                                   $  3,618   $  4,520
                                                                                   ========   ========

     Land, building and equipment held for sale of $3,591 is related to the Farmington facility, while $27 represents excess equipment held for sale at the Tarrytown facility. Land, building and equipment held for sale were classified as such on December 31, 2002 and therefore no depreciation was recorded for those assets during 2003.

4. OTHER THAN TEMPORARY IMPAIRMENT OF INVESTMENTS

     In 2002, the Company recorded a charge of $222 related to the write-down to fair value of its $310 investment in the preferred stock of a biotech company which has products that could potentially use Emisphere's oral delivery technology. The Company considered the following factors to be primary indicators of impairment: (i) the biotech company's need to raise sufficient capital to ensure funding of its research and development projects, (ii) its inability to meet its obligations as they become due and (iii) the possibility that the company may not be able to continue as a going concern unless additional financing is obtained. Fair value was estimated based on the price of the biotech company's publicly-traded common stock. No further impairment was recorded at December 31, 2003 as the fair value of the investment exceeds the carrying value.

5. PURCHASED TECHNOLOGY

     Purchased technology represents the value assigned to patents underlying research and development projects related to oral heparin which, if unsuccessful, have no alternative future use. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

     In connection with the discontinuation of the liquid oral heparin development program in the second quarter of 2002, management performed an evaluation of the recoverability of purchased technology related to the program and related initiatives. Management concluded that a total impairment of the portion of the purchased technology representing patents for the liquid form of oral heparin was required because the Company does not anticipate realization of the carrying value of this asset. Accordingly the Company recorded a $3,910 impairment charge which is included in loss on impairment of intangible and fixed assets on the consolidated statements of operations.

     At December 31, 2003 and 2002, management performed an evaluation of the recoverability of the remaining purchased technology related to the solid forms of oral heparin. The Company is proceeding with planned studies related to this formulation and management estimates that future undiscounted cash flows from programs related to the solid forms of oral heparin are sufficient to realize the carrying value of the asset and, therefore, no impairment of the remaining purchased technology has been recorded.

     The carrying value of the purchased technology is comprised as follows:

                                                               DECEMBER 31,
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
      Gross carrying amount ............................   $  4,533   $  4,533
      Accumulated amortization .........................      2,021      1,781
                                                           --------   --------
      Net book value                                       $  2,512   $  2,752
                                                           ========   ========

     Estimated amortization expense for the purchased technology is $239 for each of the next five years.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
      Accounts payable .................................   $  1,321   $  2,044
      Clinical trial expenses and contract research ....        514      2,332
      Compensation .....................................        489        441
      Professional fees ................................        314        434
      Other ............................................          -         73
                                                           --------   --------
                                                           $  2,638   $  5,324
                                                           ========   ========

7. NOTE PAYABLE

     Ebbisham Limited ("Ebbisham") was an Irish corporation owned jointly by Elan Pharmaceuticals, Inc. ("Elan") and the Company. Ebbisham was formed to develop and market heparin products using technologies contributed by Elan and the Company.

     In July 1999, the Company acquired from Elan its ownership interest in Ebbisham in exchange for a seven year, $20,000 zero coupon note due July 2006 carrying a 15% interest rate, compounding semi-annually (the "Note"), plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. In connection with any payment on the Note made by the Company, the Company has the right to require Elan to purchase the Company's common stock at the market price at an aggregate price equal to such payment made, subject to the following conditions: (i) the acceptance by the FDA of a new drug application from the Company involving any heparin product, (ii) the Company's closing stock price remaining at or above $25.00 per share for the 20 consecutive trading days prior to the date the Company exercises this right and
(iii) the exercise of this right would not require the application of the equity accounting method by Elan. At December 31, 2003, the balance on the Elan Note was $38,345.

     On February 28, 2002 Ebbisham was voluntarily liquidated.

8. INCOME TAXES

     As of December 31, 2003, the Company has available unused net operating loss carry-forwards of $260,469. If not utilized, $1,755, $3,902 and $6,023 of the net operating loss carry-forwards will expire in 2004, 2005 and 2006, respectively with the remainder expiring in various years from 2007 to 2023. The Company's research and experimental tax credit carry-forwards expire in various years from 2004 to 2023. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code. The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2003 and 2002 is as follows:

                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                       2003          2002
                                                                    ----------    ----------
     Deferred tax assets and valuation allowance:
         Accrued liabilities ....................................   $    1,190    $    1,144
         Fixed and intangible assets ............................        2,747         2,438
         Fixed asset impairments ................................          456             -
         Net operating loss carry-forwards ......................      106,691        86,850
         Research and experimental tax credit carry-forwards ....       14,368        13,330
         Valuation allowance ....................................     (125,452)     (103,762)
                                                                    ----------    ----------
         Net deferred tax asset .................................   $        -    $        -
                                                                    ==========    ==========

9. STOCKHOLDERS' EQUITY

     The Company's certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by the Company's Board of Directors. As of December 31, 2003 and 2002, there were no shares of preferred stock outstanding.

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

     In addition to 44,000 shares of the Company's common stock which had been purchased in prior years the Company repurchased an additional 200,000 shares of its common stock for a total of $3,594 during 2001. Such repurchased stock is held by the Company as treasury stock.

     The note receivable from officer and director resulted from the July 31, 2000 exercise of stock options by an officer and director of the Company. The exercise price and income taxes resulting from the exercise were loaned to the officer by the Company. The loan is in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1.00% (2.1% and 2.4% at December 31, 2003 and 2002, respectively), and collateralized by the stock issued upon exercise of the stock options. Interest is payable monthly and principal is due the earlier of July 31, 2005 or upon the sale of stock held as collateral.

10. STOCK PLANS

     Stock Option Plans. Under the Company's 1991 and 2000 Stock Option Plans, the 2002 Broad Based Plan and the 1995 Non-Qualified Stock Option Plan (individually, the "91 Plan", "00 Plan", "02 Plan" and "95 Plan," respectively, or collectively, the "Plans") a maximum of 2,500,000, 1,419,500, 160,000 and 2,550,000 shares of the Company's common stock, respectively, are available for issuance under the Plans. The 91 Plan is available to employees and consultants; the 00 Plan is available to employees, directors and consultants; and the 02 Plan is available to employees only. The 91, 00 and 02 Plans provide for the grant of either incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. The 95 Plan provides for grants of non-qualified stock options to officers and key employees. Generally, the options expire within a five- to ten-year period, as determined by the Committee and as defined by the Plans. As of December 31, 2003, shares available for future grants under the Plans amounted to 191,189.

     The following table summarizes stock option information for the Plans as of December 31, 2003:

                                                         OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                           ---------------------------------------------------     -----------------------------
                                                           WEIGHTED AVERAGE
                                                              REMAINING           WEIGHTED                           WEIGHTED
     RANGE OF EXERCISE                        NUMBER         CONTRACTUAL      AVERAGE EXERCISE       NUMBER          AVERAGE
          PRICE                             OUTSTANDING     LIFE IN YEARS          PRICE           EXERCISABLE    EXERCISE PRICE
---------------------------------          -------------   ----------------   ----------------     -----------    --------------
$ 1.50..........................                   9,060         1.33            $        1.50           9,060      $       1.50
$ 2.63-$3.55....................                 507,038         8.91            $        3.14          54,195      $       3.27
$ 4.00-$5.95....................                 295,579         9.06            $        5.49         158,399      $       5.26
$ 6.13-$8.63....................               1,522,680         2.63            $        8.35       1,415,980      $       8.45
$ 10.00-$14.88..................               1,456,307         6.57            $       12.81       1,112,237      $      12.54
$ 15.13-$21.80..................                 259,828         5.41            $       17.87         188,380      $      17.55
$ 23.00-$28.48..................                  14,070         5.90            $       25.61          11,628      $      25.66
$ 38.50-$48.06..................                 733,000         6.39            $       46.95         442,800      $      46.90
                                           -------------                                           -----------
$ 1.50-$48.06...................               4,797,562         5.62            $       15.43       3,392,679      $      15.12
                                           =============                                           ===========

    Transactions involving stock options awarded under the Plans during the years ended December 31, 2001, 2002 and 2003 are summarized as follows:

                                                                                 WEIGHTED                      WEIGHTED
                                                                  NUMBER         AVERAGE         NUMBER        AVERAGE
                                                               OUTSTANDING    EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
                                                               ------------   --------------  ------------  --------------
Balance outstanding December 31, 2000 ......................      4,522,272    $      16.72      3,126,606   $      10.50
2001
Granted ....................................................        728,318    $      15.59
Canceled ...................................................        (88,366)   $      12.98
Exercised ..................................................       (231,290)   $      10.46
                                                               ------------
Balance outstanding December 31, 2001 ......................      4,930,934    $      16.91      3,280,919   $      10.85

2002
Granted ....................................................      1,246,970    $      11.37
Canceled ...................................................     (1,820,470)   $      14.00
Exercised ..................................................        (29,720)   $       5.81
                                                               ------------
Balance outstanding December 31, 2002 ......................      4,327,714    $      16.86      2,927,003   $      14.28

2003
Granted ....................................................        648,635    $       4.78
Canceled ...................................................       (160,627)   $      12.48
Exercised ..................................................        (18,160)   $       4.27
                                                               ------------
Balance outstanding December 31, 2003 ......................      4,797,562    $      15.43      3,392,679   $      15.12
                                                               ============

     Outside Directors' Plan. The Company has adopted a stock option plan for outside directors (the "Outside Directors' Plan"). As amended, a maximum of 725,000 shares of the Company's common stock is available for issuance under the Outside Directors' Plan. Directors who are neither officers nor employees of the Company nor holders of more than 5% of the Company's common stock are granted options (i) to purchase 35,000 shares of the Company's common stock on the date of initial election or appointment to the Board of Directors and (ii) to purchase 21,000 shares on the fifth anniversary thereof and every three years thereafter. The options have an exercise price equal to the fair market value of the Company's common stock on the date of grant, vest at the rate of 7,000 shares per year, and expire ten years after the date of grant. As of December 31, 2003 shares available for future grants under the plan amounted to 184,000.

     The following table summarizes stock option information for the Outside Directors' Plan as of December 31, 2003:

                                                         OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                           ---------------------------------------------------     -----------------------------
                                                           WEIGHTED AVERAGE
                                                              REMAINING           WEIGHTED                           WEIGHTED
            RANGE OF                          NUMBER         CONTRACTUAL          AVERAGE            NUMBER          AVERAGE
         EXERCISE PRICE                     OUTSTANDING     LIFE IN YEARS      EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
---------------------------------          -------------   ----------------   ----------------     -----------    --------------
$ 2.89...........................                 21,000         9.32             $      2.89                -                 -
$ 5.75-$8.63.....................                231,000         6.61             $      6.75          105,000        $     7.79
$ 13.00-$14.04...................                170,000         6.97             $     13.31          163,000        $    13.28
$ 22.55-$23.50...................                 42,000         3.91             $     23.34           42,000        $    23.34
$ 41.06..........................                 42,000         6.32             $     41.06           42,000        $    41.06
                                           -------------                                           -----------
$ 2.89-$41.06....................                506,000         6.59             $     13.02          352,000        $    16.16
                                           =============                                           ===========

    Transactions involving stock options awarded under the Outside Directors' Plan during the years ended December 31, 2001, 2002 and 2003 are summarized as follows:

                                                                                 WEIGHTED                      WEIGHTED
                                                                  NUMBER         AVERAGE         NUMBER        AVERAGE
                                                               OUTSTANDING    EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
                                                               ------------   --------------  ------------  --------------
Balance outstanding December 31, 2000 ......................        476,000    $      16.44        378,000   $      12.64
2001
Granted ....................................................         21,000    $      13.88
Exercised ..................................................        (35,000)   $      13.00
                                                               ------------
Balance outstanding December 31, 2001 ......................        462,000    $      16.58        378,000   $      14.27
2002
Granted ....................................................        128,000    $      14.58
Cancelled ..................................................       (217,000)   $      15.79
                                                               ------------
Balance outstanding December 31, 2002 ......................        373,000    $      16.36        317,000   $      15.19
2003
Granted ....................................................        168,000    $       5.13
Cancelled ..................................................        (35,000)   $      10.75
                                                               ------------
Balance outstanding December 31, 2003 ......................        506,000    $      13.02        352,000   $      16.16
                                                               ============

     Directors' Deferred Compensation Stock Plan. Pursuant to the Directors' Deferred Compensation Stock Plan (the "Directors' Deferred Plan"), as approved at the annual stockholders' meeting in May 2003, an eligible independent director has the option to elect to receive one half of his annual Board of Directors' retainer compensation, paid for his services as a Director, in deferred stocks. An aggregate of 25,000 shares of the Company's common stock has been reserved for issuance under the Directors' Deferred Plan. During the years ended December 31, 2003, 2002 and 2001, the outside directors earned the rights to receive an aggregate of 2,144 shares, 3,358 shares and 948 shares, respectively. Under the terms of the Directors' Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board of Directors. In accordance with the Directors' Deferred Plan, the Company issued 923 shares of common stock to Mr. Hutt in January 2003. In December 2003, Emisphere issued 1,602 shares to Dr. Goyan and 2,024 shares to Mr. Robinson. The Company records as an expense the fair market value of the common stock issuable under the plan. As of September 30, 2002 the compensation of Directors under this plan was stopped and reinstated on October 1, 2003 subsequent to the shareholders' approval of the 2003 Plan amendment. Prior to the amendment, an independent director had the right to receive for each meeting of the Board of Directors, or a committee thereof, attended a number of shares of the Company's common stock equal to the amount determined by the Board of Directors as compensation for the meeting divided by the fair market value of the Company's common stock on the date of the meeting.

     Non-Plan Options. The Company's Board of Directors has granted options ("Non-Plan Options") which are currently outstanding for the accounts of an executive officer, a former executive officer, and two consultants. The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

     The following table summarizes stock option information for the Non-Plan Options as of December 31, 2003:

                                                         OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                           ---------------------------------------------------     -----------------------------
                                                           WEIGHTED AVERAGE       WEIGHTED                           WEIGHTED
            RANGE OF                          NUMBER           REMAINING           AVERAGE            NUMBER          AVERAGE
         EXERCISE PRICE                     OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
---------------------------------          -------------   ----------------     --------------      -----------    --------------
$ 3.15-$4.12..........................            10,000         9.04             $       3.64          10,000         $     3.64
$ 4.88................................            40,000         3.57             $       4.88          40,000         $     4.88
$ 8.00-$9.25..........................           272,279         1.62             $       8.83         272,279         $     8.83
$ 12.38...............................           200,000         1.76             $      12.38         200,000         $    12.38
$ 26.05...............................            10,000         7.53             $      26.05          10,000         $    26.05
                                           -------------                                           -----------
$ 3.15-$26.05.........................           532,279         2.07             $      10.09         532,279         $    10.09
                                           =============                                           ===========

    Transactions involving awards of Non-Plan Options during the years ended December 31, 2001, 2002 and 2003 are summarized as follows:

                                                                                 WEIGHTED                      WEIGHTED
                                                                  NUMBER         AVERAGE         NUMBER        AVERAGE
                                                               OUTSTANDING    EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
Balance December 31, 2000 ..................................        287,279    $       8.87        287,279   $       8.87
2001 and 2002
Granted ....................................................         10,000    $      26.05
Reissued  ..................................................        200,000    $      12.38
Exercised ..................................................           (725)   $       9.75
                                                               ------------
Balance outstanding December 31, 2001 and 2002 .............        496,554    $      10.63        496,554   $       9.45
2003
Granted ....................................................         50,000    $       4.63
Cancelled ..................................................        (14,275)   $       9.75
                                                               ------------
Balance outstanding December 31, 2003 ......................        532,279    $      10.09        532,279   $      10.09
                                                               ============

     Employee Stock Purchase Plans. The Company has adopted two employee stock purchase plans (the "Purchase Plans")--the 1994 Employee Stock Purchase Plan (the "Qualified Plan") and the 1994 Non-Qualified Employee Stock Purchase Plan (the "Non-Qualified Plan"). The Purchase Plans provide for the grant to qualified employees of options to purchase the Company's common stock. These options are granted for dollar amounts of up to 15% of an employee's quarterly compensation. The exercise price per share is equal to the lesser of the fair market value of the Company's common stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on February 1, May 1, August 1, and November 1 and expire six months after the date of grant. The Qualified Plan is not available for employees owning more than 5% of the Company's common stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent that the option grants are restricted under the Qualified Plan. The Purchase Plans provide for the issuance of up to 1,200,000 shares of the Company's common stock under the Qualified Plan and 200,000 shares under the Non-Qualified Plan.

     Purchases of common stock under the Purchase Plans during the year ended December 31, 2003, 2002 and 2001 are summarized as follows:

                                                    QUALIFIED PLAN              NON-QUALIFIED PLAN
                                              ---------------------------   --------------------------
                                                SHARES                        SHARES
                                               PURCHASED    PRICE RANGE      PURCHASED    PRICE RANGE
                                              ----------   --------------   ----------   -------------
2001.......................................       68,109    $11.79-$25.48       2,640    $13.52-$23.43
2002.......................................      166,197     $2.62-$25.48      16,102     $2.47-$20.88
2003.......................................      140,764      $1.99-$4.38      30,484      $1.99-$4.38

     As of December 31, 2003, there are 439,614 shares reserved for future purchases under the Qualified Plan and 97,959 shares reserved under the Non-Qualified Plan.

     The weighted-average fair values and exercise prices for the options granted during the years ended December 31, 2003, 2002 and 2001 are presented in the table below.

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------------------
                                                                                         2003          2002          2001
                                                                                      -----------   -----------   -----------
Stock options granted in which the exercise price is equal to the market price of the stock on the grant date:
    Weighted average grant date fair market value .................................   $      3.55   $      6.60   $     10.71
    Number of options granted .....................................................       826,635       593,051       759,318
    Weighted average exercise price ...............................................   $      4.84   $     19.56   $     15.68
Stock options granted in which the exercise price is more than the market price of the stock on the grant date:
    Weighted average grant date fair market value .................................   $      3.58   $      9.16           N/A
    Number of options granted .....................................................        40,000       781,919
    Weighted average exercise price ...............................................   $      4.88   $     13.27

11. COMMITMENTS AND CONTINGENCIES

     Commitments. The Company leases office and laboratory space under non-cancelable operating leases expiring in 2007. As of December 31, 2003, future minimum rental payments are as follows:

       YEARS ENDING DECEMBER 31,
       2004.....................................................  $  1,746
       2005.....................................................     1,751
       2006.....................................................     1,759
       2007.....................................................     1,195
                                                                  --------
                                                                  $  6,451
                                                                  ========

     Future minimum lease payments under capital leases (see Note 3) are as follows:

       YEARS ENDING DECEMBER 31,
       2004.....................................................  $    256
       2005.....................................................       256
       2006.....................................................       256
                                                                  --------
                                                                       768
       Less:  Amount representing interest at 8.5%..............        88
                                                                  --------
       Present value of minimum lease payments..................       680
       Less:  Current portion...................................       211
                                                                  --------
        Long-term obligations                                     $    469
                                                                  ========

     Rent expense for the years ended December 31, 2003, 2002 and 2001 was $1,811, $1,919 and $2,004, respectively. Additional charges for real estate taxes and common maintenance charges for the years ended December 31, 2003, 2002 and 2001, were $1,127, $1,283 and $1,054, respectively.

     The Company, for the years ended December 31, 2003, 2002 and 2001, made payments totaling approximately $314, $1,963 and $1,166, respectively, to universities and research organizations (the "Entities"), which is included in research and development expenses. Certain members of the Company's Board of Directors are affiliated with certain of these Entities.

     Contingencies. The Company's bylaws provide for the indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments that the Company could be required to make under the bylaws is unlimited; however, the Company has Director and Officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal. All of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these provisions as of December 31, 2003.

     Under the terms of the agreement with the landlord to surrender a portion of the space at the Tarrytown facility in 2003, the Company is contingently liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005. At this time, the Company believes that the possibility of such an event occurring is very unlikely. In the event that the subsequent tenant vacates the space, the maximum amount which the Company would be obligated to pay would be $3,751 for rent, real estate taxes and operating expenses.

     In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company's product candidates, use of such product candidates, or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of December 31, 2003.

     In the normal course of business, the Company may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If, in management's opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's consolidated financial statements. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

12. RETIREMENT PLAN

     The Company has a defined contribution retirement plan (the "Retirement Plan"), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Retirement Plan. The Company has agreed to make discretionary contributions to the Retirement Plan. For the years ended December 31, 2003, 2002 and 2001, the Company made contributions to the Retirement Plan totaling approximately $318, $377 and $352, respectively.

13. COLLABORATIVE RESEARCH AGREEMENTS

    Emisphere is a party to collaborative agreements with corporate partners to provide development and commercialization services relating to the collaborative products. These agreements are in the form of research and development collaboration and licensing agreements. In connection with these agreements, Emisphere has granted licenses or the rights to obtain licenses to our oral drug delivery technology. In return, Emisphere will receive certain payments upon the achievement of milestones and will receive royalties on sales of products should they be commercialized. Under these agreements, Emisphere will also be reimbursed for research and development costs. Emisphere also has the right to manufacture and supply delivery agents developed under these agreements to its corporate partners.

     The Company also performs research and development for others pursuant to feasibility agreements, which are of short duration and are designed to evaluate the applicability of the Company's drug delivery agents to specific drugs. Under the feasibility agreements, the Company is generally reimbursed for the cost of work performed.

     All of Emisphere's collaborative agreements are retractable by its corporate partners without significant financial penalty to them.

     ELI LILLY AND COMPANY.

     In June 2000, Emisphere and Lilly executed a follow-on agreement to the 1997 multi-year research and option agreement to develop oral formulations of recombinant parathyroid hormone (teraparatide; "PTH 1-34") and recombinant human growth hormone (somatropin; "rhGH"). The Emisphere/Lilly oral PTH 1-34 program is currently in Phase I development. In August 2003, Emisphere and Lilly announced that Lilly would return all rights and data generated on an oral form of rhGH to Emisphere. In connection with the Lilly agreements, the Company recognized contract research revenues of $237, $2,923 and $3,828 for the years ended December 31, 2003, 2002, and 2001, respectively.

     NOVARTIS PHARMA AG.

     In December 1997, Emisphere entered into a collaboration agreement with Novartis to develop an oral salmon calcitonin ("sCT"), currently used to treat osteoporosis. In February 2000, Novartis agreed to execute its option to acquire an exclusive license to develop and commercialize oral sCT and as a result, Novartis made a $2,000 milestone payment to Emisphere. In

March 2000, Novartis paid Emisphere $2,500 to obtain the license to Emisphere's technology for sCT, and to obtain an option to use the eligen(TM) technology for a second compound. Novartis' rights to certain financial terms concerning the second compound have since expired. In February 2003, Emisphere announced favorable results of a Phase IIa study conducted by Novartis evaluating the performance in post-menopausal women of an oral tablet form of salmon calcitonin. Emisphere is entitled to receive an additional milestone payment for oral calcitonin upon the initiation of Phase III studies by Novartis. The Company has not recognized any revenue in connection with the Novartis agreement for the years ended December 31, 2003, 2002 and 2001

     REGENERON PHARMACEUTICALS, INC.

     During 2000, Emisphere established a research and development collaboration and option agreement with Regeneron for the development of an oral version of a derivative of ciliary neutrophic growth factor ("CNTF"), which is under development as an injectable by Regeneron as AXOKINE, for use in the treatment of obesity. Emisphere and Regeneron have conducted pre-clinical testing of an oral version of CNTF. In connection with the Regeneron agreement, the Company recognized contract research revenue of $28 and $206 for the years ended December 31, 2002 and 2001, respectively. Regeneron will continue to pay for all studies related to the pre-clinical product candidate development. Emisphere received no further contract research revenue related to this program for the year ended December 31, 2003.

     CUBIST PHARMACEUTICALS, INC.

     In November 2000, Cubist established a collaboration agreement with Emisphere for the development of an oral form of daptomycin, under development as an injectable by Cubist as CIDECIN(R) (now being developed as CUBICIN), an injectable for use in the treatment of serious or life-threatening soft skin tissue infections. As of November 2003, the agreement has expired, and the parties are no longer collaborating on the development of oral formulations of daptomycin, daptomycin analogues, or any other products. In connection with the Cubist agreement, the Company recognized contract research revenue of $267 and $401 for the years ended December 31, 2002 and 2001, respectively. Emisphere received no further contract research revenue related to this program for the year ended December 31, 2003.

     U.S. ARMY MEDICAL RESEARCH INSTITUTE OF INFECTIOUS DISEASES

     In June 2003, Emisphere announced that it signed a cooperative research and development agreement (CRADA) with the USAMRIID, the U.S. Department of Defense's lead medical research laboratory for the U.S. Biological Defense Research Program. USAMRIID is evaluating the use of Emisphere's eligen(TM) technology to create oral vaccines against anthrax using a new recombinant protein antigen. USAMRIID is a subordinate laboratory of the U.S. Army Medical Research and Materiel Command. USAMRIID has agreed to grant Emisphere an exclusive license to each U.S. patent application or issued patent as a result of the work performed under the CRADA. Emisphere will be eligible to receive royalties under a license agreement with the ultimate vaccine developer should an oral anthrax vaccine ultimately be developed. Emisphere received no contract research revenue related to this program for the year ended December 31, 2003.

14. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

     Following are summarized quarterly financial data for the years ended December 31, 2003 and 2002:

                                                                                         2003
                                                              ---------------------------------------------------------
                                                               MARCH 31       JUNE 30      SEPTEMBER 30(1)  DECEMBER 31(1)
                                                              ----------     ----------    ------------     -----------
Total revenue............................................      $     26       $     246     $     100         $     28
Operating loss...........................................        (8,998)        (10,515)      (13,825)          (8,181)
Net loss.................................................        (9,864)        (11,446)      (14,377)          (9,182)
Net loss per share, basic and diluted....................      $  (0.55)      $   (0.63)    $   (0.80)        $  (0.51)

                                                                                         2002
                                                              ---------------------------------------------------------
                                                               MARCH 31       JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                              ----------     ----------    ------------     -----------
Total revenue............................................      $     729      $   1,089     $     735         $     825
Operating loss...........................................        (21,521)       (24,559)      (12,313)          (11,299)
Net loss.................................................        (21,400)       (24,930)      (13,016)          (11,996)
Net loss per share, basic and diluted....................      $   (1.20)     $   (1.39)    $   (0.72)        $   (0.67)

(1)  Adjusted to properly reflect a third quarter billing adjustment of $62.

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

 3.2       --By-Laws of Emisphere, as amended December 7, 1998.                                                 A

 4.1       --Restated Rights Agreement dated as of February 23, 1996 between Emisphere and Mellon Investor
             Services, LLC.                                                                                     B

 4.2       --Note Purchase Agreement, dated July 2, 1999, between Emisphere and Elan International Service,
             Ltd.                                                                                               C

 4.3       --Zero Coupon note, dated July 2, 1999, issued by Emisphere to Elan International Services, Ltd.
             For an initial principal amount of $20 million.                                                    C

10.1       --1991 Stock Option Plan, as amended.                                                                I      (2)

10.2       --Stock Option Plan for Outside Directors, as amended.                                               D      (2)

10.3       --Employee Stock Purchase Plan, as amended.                                                          E      (2)

10.4       --Non-Qualified Employee Stock Purchase Plan.                                                        E      (2)

10.5       --1995 Non-Qualified Stock Option Plan, as amended.                                                  I      (2)

10.6       --Directors' Deferred Compensation Stock Plan.                                                       F      (2)

10.7       --Employment Agreement, dated July 31, 2000, between Michael M. Goldberg and Emisphere.              J      (2)

10.8       --Employment Agreement, dated December 5, 2001, between Alan W. Dunton and Emisphere.                K      (2)

10.9       --Stock Option Agreements, dated January 1, 1991, February 15, 1991, December 1, 1991, August 1,
             1992 and October 6, 1995 between Michael M. Goldberg and Emisphere.                                E      (2)(3)

10.10      --Stock Option Agreement, dated July 31, 2000, between Michael M.Goldberg and Emisphere.             J      (2)

10.11(a)   --Non-Qualified Stock Option Agreement dated February 7, 2002, between Alan W. Dunton and
             Emisphere.                                                                                         K      (2)

10.11(b)   --Incentive Stock Option Agreement dated February 7, 2002, between Alan W. Dunton and Emisphere.     K      (2)

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

10.13      --Patent License Agreement, dated July 2, 1999, between Emisphere and Elan Corporation, plc.         C

10.14      --Subscription Agreement, dated July 2, 1999 between Emisphere and Elan International Management,
             Ltd.                                                                                               C

10.15      --Registration Rights Agreement, dated July 2, 1999 between Emisphere and Elan International
             Management, Ltd.                                                                                   C

10.16      --Research Collaboration and Option Agreement dated as of December 3, 1997 between Emisphere and
             Novartis Pharma AG.                                                                                G      (4)

10.17      --Research Collaboration and Option Agreement dated as of June 8, 2000 between Emisphere and Eli
             Lilly and Company.                                                                                 J      (4)

10.18      --Research Collaboration and Option Agreement dated March 8, 2000 between Emisphere and Regeneron
             Pharmaceuticals, Inc.                                                                              H      (4)

10.19(a)   --License Agreement dated as of April 7, 1998 between Emisphere and Eli Lilly and Company.           J      (4)

                                                                                                                INCORPORATED
EXHIBIT                                                                                                         BY REFERENCE(1)
-------                                                                                                         ---------------
10.19(b)   --License Agreement, dated as of April 7, 1998, between Emisphere and Eli Lilly and Company.         J      (4)

10.20(b)   --Amendment to Lease Agreement, dated as of March 31, 2000, between Emisphere and Eastview
             Holdings, LLC.                                                                                     J

10.20(c)   --Amendment to Lease Agreement, dated as of March 31, 2000, between Emisphere and Eastview
             Holdings, LLC.                                                                                     J

10.21      --Promissory Note, dated June 15, 2001, by Lewis H. Bender in favor of Emisphere.                    J      (2)

10.22      --Promissory Note, dated July 31, 2000, by Michael M. Goldberg in favor of Emisphere                 J      (2)

10.23      --Emisphere Technologies, Inc. 2000 Stock Option Plan                                                J      (2)

10.24      --Amendment to Emisphere Technologies, Inc Qualified Employee Stock Purchase Plan                    L      (2)

10.25      --Amendment to Lease Agreement, dated as of September 23, 2003, between Emisphere and Eastview
             Holdings, LLC.                                                                                     *

10.26      --Agreement, dated September 23, 2003, between Emisphere and Progenics Pharmaceuticals, Inc.         *

10.27      --Consulting Agreement, dated November 13, 2003, between Emisphere and Dr. Jere Goyan                *

10.28      --Consulting Agreement, dated November 13, 2003, between Emisphere and Mr. Joseph R. Robinson        *

10.29      --Contract of Sale for the Farmington facility, dated December 15, 2003                              *      (4)

14.1       --Emisphere Technologies, Inc. Code of Business Conduct and Ethics                                   *

23.1       --Consent of PricewaterhouseCoopers LLP                                                              *

31.1       --Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of
           the Sarbanes-Oxley Act of 2002                                                                       *

31.2       --Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of
           the Sarbanes-Oxley Act of 2002                                                                       *

32.1       --Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002                                                                           *

32.2       --Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002                                                                           *

--------------
*         Filed herewith.

(1) If not filed herewith, filed as an exhibit to the document referred to by letter as follows:
     A. Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999.
     B.   Registration Statement on Form 8-A12G/A dated and filed June 7, 2001.
     C.   Current Report on Form 8-K dated July 2, 1999.
     D.   Annual Report on Form 10-K for the fiscal year ended July 31, 1997.
     E.   Annual Report on Form 10-K for the fiscal year ended July 31, 1995.
     F.   Annual Report on Form 10-K for the fiscal year ended July 31, 1998.
     G. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997.
     H. Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.
     I.   Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
     J.   Annual Report on Form 10-K for the fiscal year ended July 31, 2000.
     K.   Annual Report on Form 10-K for the year ended December 31, 2002.
     L. Registration statement on Form S-8 dated and filed on November 27, 2002.
(2)  Management contract or compensatory plan or arrangement.
(3)  Omitted in part pursuant to Instruction 2 of Item 601 of Regulation S-K.
(4) Portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the Securities and Exchange Commission.