Form 10-Q
period 2004-03-31
EMISPHERE TECHNOLOGIES INC
filed 2004-05-10
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

          The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 3, 2004 was 18,401,653.

EMISPHERE TECHNOLOGIES, INC.

          All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted because the required information is not applicable or not present in amounts sufficient to require submission.

Item 1.          FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003
(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$26,498	$31,287
Investments	3,100	3,900
Prepaid expenses and other current assets	2,050	1,424

Total current assets	31,648	36,611
Equipment and leasehold improvements, net	13,114	14,005
Land, building and equipment held for sale, net	3,584	3,618
Purchased technology, net	2,452	2,512
Investments	6,828	7,821
Other assets	1,496	1,482

Total assets	$59,122	$66,049

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$3,227	$2,638
Deferred revenue	125	125
Current portion of capital lease obligation	194	211
Current portion of deferred lease liability	397	397

Total current liabilities	3,943	3,371
Note payable, including accrued interest	39,783	38,345
Capital lease obligation, net of current portion	415	469
Deferred lease liability, net of current portion	958	1,057

Total liabilities	45,099	43,242

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value; authorized 40,000,000 shares; issued 18,630,000 shares (18,386,000 outstanding) as of March 31, 2004, and 18,447,000 shares (18,203,000 outstanding) as of December 31, 2003	186	184
Additional paid-in capital	323,324	322,257
Note receivable from officer and director	(804)	(804)
Accumulated deficit	(304,894)	(295,033)
Accumulated other comprehensive income	(2)	(10)
Common stock held in treasury, at cost; 244,000 shares	(3,787)	(3,787)

Total stockholders’ equity	14,023	22,807

Total liabilities and stockholders’ equity	$59,122	$66,049

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and 2003
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,

	2004	2003

Revenue	$—	$26

Costs and expenses:
Research and development	4,881	4,964
General and administrative expenses	2,586	2,539
Loss on impairment of long-lived assets	—	4
Depreciation and amortization	1,226	1,517

Total costs and expenses	8,693	9,024

Operating loss	(8,693)	(8,998)

Other (expense) and income:
Investment and other income	282	378
Interest and other expense	(1,450)	(1,244)

Total other expense and income	(1,168)	(866)

Net loss	$(9,861)	$(9,864)

Net loss per share, basic and diluted	$(0.54)	$(0.55)

Weighted average shares outstanding, basic and diluted	18,266,000	18,020,000

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2003
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(9,861)	$(9,864)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,166	1,457
Amortization of purchased technology	60	60
Impairment of fixed assets	—	4
Amortization of discount on investments	(2)	(16)
Non-cash interest and other non-cash charges	1,640	1,667
Loss on sale of fixed assets	3	—
Changes in assets and liabilities excluding non-cash charges:
Decrease in deferred lease liability	(99)	(100)
(Increase) decrease in prepaid expenses and other current assets	(658)	486
Decrease in other assets	—	14
Increase (decrease) in accounts payable and accrued expenses	590	(1,648)

Total adjustments	2,700	1,924

Net cash used in operating activities	(7,161)	(7,940)
Cash flows from investing activities:
Proceeds from maturity of investments	3,801	10,542
Purchases of investments	(1,998)	(6,313)
Proceeds from sale of fixed assets	11	36
Capital expenditures	(255)	(210)

Net cash provided by investing activities	1,559	4,055
Cash flows from financing activities:
Proceeds from exercise of options	885	29
Repayment of capital lease obligation	(72)	—

Net cash provided by financing activities	813	29

Net decrease in cash and cash equivalents	(4,789)	(3,856)
Cash and cash equivalents, beginning of period	31,287	22,784

Cash and cash equivalents, end of period	$26,498	$18,928
Supplemental Disclosure of cash flow information:
Tax refund	$79	—
Non-cash investing and financing activities:
Sale of equipment under barter arrangement	$30	—

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Interim Financial Statements

          The accompanying unaudited condensed consolidated financial statements of Emisphere Technologies, Inc. (“Emisphere” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of Emisphere’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

          In the opinion of management, the accompanying condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere’s financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere’s Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

          The results of operations for any interim period are not necessarily indicative of the results for the full year.

          Certain balances in prior years’ condensed consolidated financial statements have been reclassified to conform with current year presentation. Reclassification had no effect on the condensed consolidated statement of operations.

2.       Stock-Based Compensation Plans

          The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the awards are fixed and the quoted market price of the Company’s stock as of the grant date is equal to or less than the option exercise price. The fair value of options and warrants granted to non-employees for goods or services is expensed as the goods are utilized or the services performed.

          The Company has several stock-based compensation plans: the 1991 and 2000 Stock Option Plans, the 2002 Broad Based Plan, the 1997 Directors’ Option Plan, the 1995 Non-Qualified Stock Option Plan, and the 1994 Qualified and Non-Qualified Employee Stock Purchase Plans (“ESPPs”). In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (“SFAS No. 148”), pro forma operating results have been determined as if the Company had prepared its financial statements in accordance with the fair value based method. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value based method of accounting for stock based compensation. Since option grants awarded during 2004 and 2003 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

	Three Months Ended March 31,

	2004	2003

	(in thousands)
Net loss, as reported	$(9,861)	$(9,864)
Add: Stock-based employee compensation expense included in reported net loss	—	99
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,907)	(1,913)

Pro forma net loss	$(11,768)	$(11,678)

Net loss per share amounts, basic and diluted:
As reported	$(0.54)	$(0.55)
Pro forma	$(0.64)	$(0.65)

          For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in computing the fair value of options granted are expected volatility of 94% in 2004 and 96% in 2003, expected lives of five years, zero dividend yield, and weighted-average risk-free interest rate of 2.86% in 2004 and 2.92% in 2003. For the ESPPs, it is not practicable to reasonably estimate the fair value of an award at the grant date. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. The Company calculates estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the quarter.

3.       Restructuring

          In May 2002, the Company announced a plan for restructuring its operations, which included the discontinuation of its liquid oral heparin program and any related initiatives, and a reduction of any associated infrastructure. In the third quarter of 2002, the decision was made to dispose of the Farmington research facility. These events reduced the Company’s full-time work force by approximately 50%.

          Details of the initiatives implemented and the payments made in furtherance of these plans during the three months ended March 31, 2004 and 2003 are presented in the following tables:

	Restructuring reserve as of January 1, 2004	Net charges for the three months ended March 31, 2004	Payments during the three months ended March 31, 2004	Restructuring reserve as of March 31, 2004

	(in thousands)
Severance and accrued vacation	$24	$—	$6	$18
Employee benefits	1	—	—	1

Total restructuring	$25	$—	$6	$19

	Restructuring reserve as of January 1, 2003	Net charges for the three months ended March 31, 2003	Payments during the three months ended March 31, 2003	Restructuring reserve as of March 31, 2003

	(in thousands)
Severance and accrued vacation	$48	$—	$—	$48
Employee benefits	1	—	—	1
Contract exit costs	73	—	—	73

Total restructuring	$122	$—	$—	$122

          As of March 31, 2004 and December 31, 2003, the remaining reserve is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

4.       Fixed Assets

          Tarrytown Facility Transaction. During 2003, in order to streamline operations and reduce expenditures, the Company entered into a transaction to surrender to the landlord approximately 27% of its leased space (the “Surrendered Space”) at the Tarrytown facility. The Surrendered Space primarily consists of office space which was subsequently leased to another tenant (the “Subsequent Tenant”) at the Tarrytown facility. In the event that the Subsequent Tenant vacates the space before August 31, 2005, the Company will be contingently liable for the rent payments and will be required to re-let the space through August 31, 2007. Completion of the lease amendment and related agreements took place in October 2003. The agreement describes four distinct areas to be surrendered, all of which have been vacated and surrendered to the Subsequent Tenant as of March 31, 2004.

          In connection with this transaction, Emisphere agreed to sell most of the furniture and equipment in the Surrendered Space to the Subsequent Tenant. Through a contractual agreement with Emisphere, the Subsequent Tenant has agreed to make certain payments (“Furniture Payments”) which will be made directly to the landlord on a monthly basis. A rental credit equal to the Furniture Payment will be applied against Emisphere’s rent payment to the landlord on a monthly basis. Total payments under the agreement are $1.0 million and extend through August 2012. The transaction between Emisphere and the Subsequent Tenant has been accounted for as an operating lease, with all Furniture Payments recorded as rental income. The Company retains a security interest in the furniture and equipment until all required payments have been made. Prior to the transaction, the Company removed assets with a net book value of $353 thousand for use elsewhere in the Tarrytown facility.

          Emisphere compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the Furniture Payments of $737 thousand, and determined that the assets were impaired. Based on this evaluation, the Company recorded an impairment charge of $4.3 million during the third quarter of 2003.

          In connection with this restructuring, the Company identified equipment that had no future use. This equipment was segregated and classified as available for sale as of March 31, 2004 and December 31, 2003. This equipment was evaluated for potential impairment based on quotes from scientific equipment resellers. The remaining net book value of the equipment of $27 thousand is included in land, building and equipment held for sale, net on the consolidated balance sheets.

          Farmington Facility Transaction. In December 2003, the Company entered into a contract of sale for the Farmington facility with a real estate developer. The purchaser’s obligations to close on the facility are contingent on receiving certain governmental approvals, including but not limited to zoning approvals in final form, wetlands approvals and state environmental approvals, by August 12, 2004. In the event that the purchaser has not terminated the contract by August 12, 2004 because of the failure to obtain governmental approvals, the purchaser is obligated to close on the premises by the earlier date of the thirtieth day after receipt of governmental approvals or November 12, 2004. The purchaser does have the right to adjourn the closing date for six months after November 12, 2004 if governmental approvals have not been received and provided the purchaser shall pay the sum of $35 thousand per month to Emisphere. As of March 31, 2004, the Company performed an evaluation of the land, building and equipment available for sale at the Farmington facility, which has a carrying value of $3.6 million. The Company evaluated the following two components of the facility: (i) land, building and equipment that would most likely be transferred to the buyer when the sale is consummated (such as equipment which is attached to the structure and expensive to remove), and (ii) equipment that is portable and available for sale and would most likely be retained by the Company. The Company evaluated the land, building and attached equipment based on the sale price in the contract and determined that an impairment loss of the carrying value of the land, building and attached equipment had not been triggered as of March 31, 2004. In the event that the Company is not successful in closing the sale of the Farmington facility, the Company may need to write down the carrying value of the land, building and equipment further. Since the sale is contingent in part on certain governmental approvals, the Company cannot predict with certainty when, or if, the closing will take place.

          Fixed Assets. Equipment and leasehold improvements, net, including assets held under capital lease, consists of the following:

	Useful Lives in Years	March 31, 2004	December 31, 2003

		(in thousands)
Equipment	3-7	$13,822	$13,685
Leasehold improvements	Life of lease	19,004	18,852

		32,826	32,537
Less, accumulated depreciation and amortization		19,712	18,532

		$13,114	$14,005

          Included in equipment and leasehold improvements are assets which were acquired under capital leases in the amount of $622 thousand at March 31, 2004.

          Land, building and equipment held for sale, net consists of the following:

	Useful Lives in Years	March 31, 2004	December 31, 2003

		(in thousands)
Land	—	$1,170	$1,170
Building	13	1,983	1,983
Equipment	3-7	1,015	1,088

		4,168	4,241
Less, accumulated depreciation and amortization		584	623

		$3,584	$3,618

          Land, building and equipment held for sale of $3.6 million is related to the Farmington facility, and $27 thousand represents excess equipment held for sale at the Tarrytown facility. Land, building and equipment related to the Farmington facility were classified as held for sale and therefore no depreciation was recorded for those assets during 2003 and 2004.

5.       Purchased Technology

          Purchased technology represents the value assigned to patents underlying research and development projects related to oral heparin which, if unsuccessful, have no alternative future use. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

          The carrying value of the purchased technology is comprised as follows :

	March 31, 2004	December 31, 2003

	(in thousands)
Gross carrying amount	$4,533	$4,533
Accumulated amortization	2,081	2,021

Net book value	$2,452	$2,512

          Estimated amortization expense for the purchased technology is $180 thousand for the remaining nine months of 2004 and $239 thousand for each of the next five years.

6.       Net Loss Per Share

          Net loss per share, basic and diluted, is computed using the weighted average number of shares of the Company’s common stock outstanding during the period. For all periods presented, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. Stock options that have been excluded from diluted net loss per share amounted to 5,814,246 and 5,159,512 for the three months ended March 31, 2004 and 2003, respectively.

7.       Comprehensive Loss

          Emisphere’s comprehensive loss is comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss amounted to approximately $9.9 million and $10.0 million for the three months ended March 31, 2004 and 2003, respectively.

8.       Commitments and Contingencies

          Commitments.  Future minimum lease payments under capital leases (see Note 4) are as follows:

Quarter Ending March 31,	(in thousands)

2005	$256
2006	256
2007	175

687
Less: Amount representing interest at 8.5%	78

Present value of minimum lease payments	609
Less: Current portion	194

Long-term obligations	$415

          Contingencies. The Company’s bylaws provide for the indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments that the Company could be required to make under the bylaws is unlimited; however, the Company has Director and Officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal. All of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2004.

          Under the terms of the agreement with the landlord to surrender a portion of the space at the Tarrytown facility in 2003, the Company is contingently liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005. At this time, the Company believes that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which the Company would be obligated to pay would be $3.5 million for rent, real estate taxes and operating expenses.

          In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s product candidates, use of such product candidates, or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2004.

          In the normal course of business, the Company may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If, in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s consolidated financial statements. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company (“Lilly”). The suit involves disputes over research and collaboration agreements entered into with Lilly. On December 2, 2003, Emisphere was served with a complaint in an action brought by Lilly seeking (i) a declaratory judgment declaring that Lilly is not in breach of its agreements with Emisphere concerning oral formulations of recombinant parathyroid hormone, PTH 1-34, and (ii) an order preliminarily and permanently enjoining Emisphere from terminating those agreements. On February 12, 2004, Emisphere served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of Emisphere’s proprietary technology in combination with another drug, in violation of a License Agreement between the parties dated April 7, 1998, and a Research Collaboration and Option Agreement between the parties dated June 8, 2000, and that the activities disclosed in such applications infringe upon Emisphere’s patents. The Company is also alleging that Lilly has breached the agreements by failing to make a milestone payment, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied these claims. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004. The case is currently set for trial on May 16, 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the notes to our unaudited financial statements (Item 1) as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding planned or expected studies and trials of oral formulations that utilize our eligen™ technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our eligen™ technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our Annual Report on Form 10-K for the year ending December 31, 2003 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” and the other factors discussed in connection with any forward-looking statements.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

          There were no reportable contract research revenues in the first quarter of 2004, as compared to contract research revenue of $26 thousand in the first quarter of 2003, which related to research and development expense reimbursement under our collaborative agreements with Eli Lilly and Company. Costs of contract research revenues approximate such revenues and are included in research and development expenses.

          Total operating expenses were $8.7 million in the quarter ended March 31, 2004, a decrease of $331 thousand, or 4%, compared to the same period last year. The details of this decrease are as follows:

          Research and development costs were $4.9 million in the quarter ended March 31, 2004, a decrease of $83 thousand or 2%, compared to the same period last year. The $83 thousand decrease reflects an increase of $59 thousand in Phase I clinical trial expense and $396 thousand in toxicology study expenses, and a decrease of $171 thousand in employee compensation, $180 thousand in professional fees and $187 thousand in occupancy costs.

          General and administrative expenses were $2.6 million in the quarter ended March 31, 2004, an increase of $47 thousand, or 2%, compared to the same period last year. The $47 thousand increase reflects an increase of $303 thousand in professional fees, and a decrease of $214 thousand in employee compensation and related costs and $42 thousand in occupancy costs.

          Depreciation and amortization costs were $1.2 million in the quarter ended March 31, 2004, a decrease of $291 thousand, or 19%, compared to the same period in 2003. This decrease primarily is the result of the surrender of a portion of the leased space at the Tarrytown facility and the resultant reduction in the cost basis of leasehold improvements.

          In May 2002, we announced a plan for restructuring our operations, which included the discontinuation of our liquid oral heparin program and related initiatives, and a reduction of associated infrastructure. In the third quarter of 2002, we decided to dispose of the Farmington research facility. As a result of these events, we reduced our full-time work force by approximately 50%.

          Upon initiation of these events, we recorded restructuring accruals for the Tarrytown and Farmington facilities and the reduction in force. The restructuring reserve as of January 1, 2004 was $25 thousand, representing $24 thousand of severance and accrued vacation and $1 thousand of employee benefits. During the first quarter of 2004, we made severance and accrued vacation payments of $6 thousand. Thus, the restructuring reserve as of March 31, 2004 is $19 thousand, representing $18 thousand of severance and accrued vacation and $1 thousand of employee benefits.

          The restructuring reserve as of January 1, 2003 was $122 thousand, representing $48 thousand of severance and accrued vacation, $1 thousand of employee benefits, and $73 thousand of contract exit costs. We did not make any payments related to the restructuring plan during the first quarter of 2003. Thus, the restructuring reserve as of March 31, 2003 remained at $122 thousand.

          As of March 31, 2004 and December 31, 2003, the remaining restructuring reserve is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. It is anticipated that the remaining reserve will be paid out when we dispose of the Farmington facility.

          As of March 31, 2004, we performed an evaluation of the recoverability of the purchased technology related to the solid forms of oral heparin. Since the studies related to this formulation are proceeding as planned, management estimates that future undiscounted cash flows from programs related to the solid forms of oral heparin are sufficient to realize the carrying value of the asset and, therefore, an impairment of the purchased technology has not been triggered as of March 31, 2004.

          Farmington Facility Transaction. In December 2003, we entered into a contract of sale for the Farmington facility with a real estate developer. The purchaser’s obligations to close on the facility are contingent on receiving certain governmental approvals, including but not limited to zoning approvals in final form, wetlands approvals and state environmental approvals, by August 12, 2004. In the event that the purchaser has not terminated the contract by August 12, 2004 because of the failure to obtain governmental approvals, the purchaser is obligated to close on the premises by the earlier date of the thirtieth day after receipt of governmental approvals or November 12, 2004. The purchaser does have the right to adjourn the closing date for six months after November 12, 2004 if governmental approvals have not been received and provided the purchaser shall pay the sum of $35 thousand per month to Emisphere. As of March 31, 2004, we performed an evaluation of the land, building and equipment available for sale at the Farmington facility, which has a carrying value of $3.6 million. We evaluated the following two components of the facility: land, building and equipment that would most likely be transferred to the buyer when the sale is consummated (such as equipment which is attached to the structure and expensive to remove), and equipment that is portable and available for sale and would most likely be retained by us. We evaluated the land, building and attached equipment based on the sale price in the contract and determined that an impairment loss of the carrying value of the land, building and attached equipment had not been triggered as of March 31, 2004. In the event that we are not successful in closing the sale of the Farmington facility, we may need to write down the carrying value of the land, building and equipment further. Because the sale is contingent in part on certain governmental approvals, we cannot predict with certainty when, or if, the closing will take place.

          As a result of the above, our operating loss was $8.7 million for the quarter ended March 31, 2004, a decrease of $305 thousand, or 3%, as compared to $9.0 million for the quarter ended March 31, 2003.

          Other expense and income for the first quarter of 2004 was $1.2 million, compared to $866 thousand of net investment expense for the same period last year. The increase of $302 thousand reflects an increase of $206 thousand in interest expense, a decrease of $244 thousand in investment income and an increase of $148 thousand in rental and other income. The decrease in investment income resulted from reduced cash and investment balances, and reduced interest rates.

          Based on the above, we sustained a net loss of $9.9 million for the quarter ended March 31, 2004, as compared to a net loss of $9.9 million for the same period in 2003.

Liquidity and Capital Resources

          As of March 31, 2004, total cash, cash equivalents and investments were $36.4 million, a decrease of $6.6 million as compared to December 31, 2003.

          Net cash used in operations was $7.2 million in the three month period ended March 31, 2004, as compared to $7.9 million in the three month period ended March 31, 2003. This $779 thousand decrease primarily was the result of our restructuring efforts, including the subsequent closing of our Farmington, Connecticut facility and the surrender of the leased space at our Tarrytown facility, all of which occurred prior to 2004.

          Net cash provided by investing activities was $1.6 million in the three month period ended March 31, 2004, as compared to $4.1 million in the three month period ended March 31, 2003. During the three month period ended March 31, 2004, proceeds from matured investments totaled $3.8 million, of which $2.0 million was used to purchase other investments.

          Capital expenditures amounted to $255 thousand in the three month period ended March 31, 2004, as compared to $210 thousand for the same period in 2003. Proceeds from the sale of fixed assets were $11 thousand in 2004, as compared to $36 thousand for the same period last year.

          Since our inception in 1986, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. On March 31, 2004, our accumulated deficit was approximately $304.9 million. Operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments.

          In the absence of additional financing, new collaborations, milestone payments and/or closing of the sale of the Farmington facility, our cash, cash equivalent and investment balances as of December 31, 2004 are expected to have decreased from December 31, 2003 by approximately $27 million, to end the year with total balances of approximately $16 million in cash, cash equivalents and investments. Reduced cash expenditures as a result of the surrender of a portion of the leased premises at the Tarrytown facility and closing on the sale of the Farmington facility, should it occur, will be partially offset by higher costs due to inflation and increases in employee compensation. We expect capital expenditures to be in the range of $400 thousand to $600 thousand in 2004. Capital purchases may be financed by lease arrangements.

          This projection of cash usage and year end cash, cash equivalent and investment balances assumes that during 2004, we will not, among other things, enter into a partnership agreement for oral insulin, solid oral heparin or any other non-partnered program, receive any milestone payments on currently partnered programs, close on the sale of the Farmington facility, or take other actions through further restructuring to reduce overall expenditures. We cannot assure you that we will be able to generate sufficient revenue or raise sufficient funds to continue operations at current levels beyond 2004, and if we fail to generate sufficient revenue, raise additional funds or undergo further restructuring, the resultant reduction of our available cash resources would have a material adverse effect on our ability to continue as a going concern. If we are successful in securing a partner for either oral insulin or solid oral heparin, we may receive milestone payments, upfront fees, expense reimbursements and/or cash infusions. Such cash inflows could delay our need to raise additional funds to maintain operations beyond 2004. In the event that we are unable to achieve long-term profitability and/or obtain additional capital, future operations will need to be scaled back or discontinued.

          Off-Balance Sheet Arrangements

          As of March 31, 2004, we had no off-balance sheet arrangements, other than operating leases.

          The following table summarizes our significant contractual obligations as of March 31, 2004:

		Amount Due in

Type of Obligation	Total Obligation	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

	(in thousands)
Long-term debt (1)	$55,000	$—	$55,000	$—	$—
Capital lease obligations	609	194	415	—	—
Operating lease obligations (2)	6,019	1,735	3,512	772	—
Clinical research organizations (3)	526	526	—	—	—

Total	$62,154	$2,455	$58,927	$772	$—

(1)

In July 1999, we acquired from Elan our ownership interest in Ebbisham (a jointly owned entity created by Emisphere and Elan), in exchange for a seven year, $20 million zero coupon note due July 2006 carrying a 15% interest rate, compounding semi-annually (the “Note”), plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. In connection with any payment from us on the Note, we have the right to require Elan to purchase our common stock at the market price at an aggregate price equal to such payment made, subject to the following conditions: (i) the acceptance by the FDA of a new drug application from Emisphere involving any heparin product, (ii) our closing stock price remaining at or above $25.00 per share for the 20 consecutive trading days prior to the date we exercise this right and (iii) the exercise of this right would not require the application of the equity accounting method by Elan. At March 31, 2004, the balance on the Elan Note was $39.8 million.

(2)

The operating lease is related to the Tarrytown facility. Under the terms of the agreement with the landlord to surrender a portion of this space in 2003, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005. We have excluded such payments from the above table because we believe that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which we would be obligated to pay would be $3.5 million ($1.0 million in less than one year, $2.0 million in one to three years and $426 thousand in four to five years) for rent, real estate taxes and operating expenses.

(3)	We are obligated to make payments under certain contracts with third parties who provide clinical research services to support our ongoing research and development.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes. Our investments totaled $35.0 million at March 31, 2004. Of this total, $33.9 million had fixed interest rates, of which $27.1 million were short-term and $6.8 million were long-term investments, and $1.1 million had variable interest rates, all of which were short-term investments.

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

Item 4.          CONTROLS AND PROCEDURES

          We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, each concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our filings under the Securities Exchange Act of 1934. There has been no significant change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.          OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company (“Lilly”). The suit involves disputes over research and collaboration agreements entered into with Lilly. On December 2, 2003, we were served with a complaint in an action brought by Lilly seeking (i) a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of recombinant parathyroid hormone, PTH 1-34, and (ii) an order preliminarily and permanently enjoining us from terminating those agreements. On February 12, 2004, Emisphere served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of a License Agreement between the parties dated April 7, 1998, and a Research Collaboration and Option Agreement between the parties dated June 8, 2000, and that the activities disclosed in such applications infringe upon our patents. We are also alleging that Lilly has breached the agreements by failing to make a milestone payment, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied these claims. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004. The case is currently set for trial on May 16, 2005.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.          OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements under the captions “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Item 2) and the notes to our unaudited financial statements (Item 1) as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding planned or expected studies and trials of oral formulations that utilize our eligen™ technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our eligen™ technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our Annual Report on Form 10-K for the year ending December 31, 2003 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” and the other factors discussed in connection with any forward-looking statements.

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

3.2	By-Laws of Emisphere, as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, filed on March 16, 1999).

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)	Reports on Form 8-K

On January 27, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 Other Events announcing an action brought against the Company by Eli Lilly and Company.

On February 3, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 Other Events announcing preliminary results from the first multiple-dose clinical study of an oral insulin tablet using its eligen(TM) technology.

On February 25, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 Results of Operations and Financial Condition containing a copy of a press release announcing the Company’s financial results for the quarter and year ended December 31, 2003.

On May 10, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 Results of Operations and Financial Condition containing a copy of a press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	EMISPHERE TECHNOLOGIES, INC.

/S/MICHAEL M. GOLDBERG, M.D.

Michael M. Goldberg, M.D. Chairman and Chief Executive Officer

/S/ELLIOT M. MAZA

Elliot M. Maza Chief Financial Officer