Form 10-Q
period 2004-06-30
EMISPHERE TECHNOLOGIES INC
filed 2004-08-09
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of August 3, 2004 was 18,451,121.

EMISPHERE TECHNOLOGIES, INC.

          All other schedules called for by the instructions to Form 10-Q have been omitted because the schedules are not applicable or the relevant information is not material.

Item 1.	FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003
(in thousands, except share data)

	June 30, 2004	December 31, 2003

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$19,596	$31,287
Investments	6,668	3,900
Prepaid expenses and other current assets	1,175	1,424

Total current assets	27,439	36,611
Equipment and leasehold improvements, net	12,083	14,005
Land, building and equipment held for sale, net	3,584	3,618
Purchased technology, net	2,393	2,512
Investments	3,952	7,821
Other assets	1,512	1,482

Total assets	$50,963	$66,049

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$2,650	$2,638
Deferred revenue	25	125
Current portion of capital lease obligation	198	211
Current portion of deferred lease liability	397	397

Total current liabilities	3,270	3,371
Note payable, including accrued interest	41,220	38,345
Capital lease obligation, net of current portion	359	469
Deferred lease liability, net of current portion	859	1,057

Total liabilities	45,708	43,242

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value; authorized 40,000,000 shares; issued 18,671,000 shares (18,427,000 outstanding) as of June 30, 2004, and 18,447,000 shares (18,203,000 outstanding) as of December 31, 2003	187	184
Additional paid-in capital	323,440	322,257
Note receivable from officer and director	(804)	(804)
Accumulated deficit	(313,729)	(295,033)
Accumulated other comprehensive income	(52)	(10)
Common stock held in treasury, at cost; 244,000 shares	(3,787)	(3,787)

Total stockholders’ equity	5,255	22,807

Total liabilities and stockholders’ equity	$50,963	$66,049

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2004 and 2003
(in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2004	2003	2004	2003

Revenue	$147	$246	$147	$272

Costs and expenses:
Research and development	3,750	5,430	8,631	10,394
General and administrative expenses	2,772	2,806	5,358	5,345
Restructuring	—	(73)	—	(73)
Loss on impairment of long-lived assets	—	1,036	—	1,040
Depreciation and amortization	1,224	1,562	2,450	3,079

Total costs and expenses	7,746	10,761	16,439	19,785

Operating loss	(7,599)	(10,515)	(16,292)	(19,513)

Other (expense) and income:
Investment and other income	216	380	498	758
Interest expense	(1,450)	(1,245)	(2,902)	(2,489)
Loss on sale of fixed assets	(2)	(66)	—	(66)

Total other (expense) and income	(1,236)	(931)	(2,404)	(1,797)

Net loss	$(8,835)	$(11,446)	$(18,696)	$(21,310)

Net loss per share, basic and diluted	$(0.48)	$(0.63)	$(1.02)	$(1.18)

Weighted average shares outstanding, basic and diluted	18,404,000	18,048,000	18,334,000	18,034,000

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004 and 2003
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(18,696)	$(21,310)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,331	2,959
Amortization of purchased technology	119	120
Impairment of fixed assets	—	1,040
Amortization of discount on investments	(22)	(44)
Non-cash interest and other non-cash charges	2,903	2,911
Loss on sale of fixed assets	—	62
Changes in assets and liabilities excluding non-cash charges:
Decrease in prepaid expenses and other current assets	163	994
Increase in other assets	—	(6)
Increase (decrease) in accounts payable and accrued expenses	255	(1,869)
Decrease in deferred revenue	(100)	—
Decrease in deferred lease liability	(198)	(204)

Total adjustments	5,451	5,963

Net cash used in operating activities	(13,245)	(15,347)
Cash flows from investing activities:
Proceeds from maturity of investments	5,126	25,197
Purchases of investments	(4,045)	(13,094)
Proceeds from sale of fixed assets	23	127
Capital expenditures	(450)	(782)

Net cash provided by investing activities	654	11,448
Cash flows from financing activities:
Proceeds from exercise of options	1,023	86
Repayment of capital lease obligation	(123)	—

Net cash provided by financing activities	900	86

Net decrease in cash and cash equivalents	(11,691)	(3,813)
Cash and cash equivalents, beginning of period	31,287	22,784

Cash and cash equivalents, end of period	$19,596	18,971

Supplemental Disclosure of cash flow information:
Tax refund	$79	—
Non-cash investing and financing activities:
Issuance of stock options to consultants	$151	—
Sale of equipment under barter arrangement	$30	—
Issuance of restricted stock	$50	—

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Interim Financial Statements

          The accompanying unaudited Condensed Consolidated Financial Statements of Emisphere Technologies, Inc. (“Emisphere” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and disclosures necessary for a presentation of Emisphere’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

          In the opinion of management, the accompanying condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere’s financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere’s Annual Report on Form 10-K for the year ended December 31, 2003.  The December 31, 2003 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

          The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.       Stock-Based Compensation

          The accompanying financial position and results of operations of Emisphere have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the awards are fixed and the quoted market price of our stock as of the grant date is equal to or less than the option exercise price. The fair value of options and warrants granted to non-employees for goods or services is expensed as the goods are utilized or the services performed.

          We have several stock-based compensation plans: the 1991 and 2000  Stock Option Plans, the 2002 Broad Based Plan, the 1997 Stock Incentive Plan for Outside Directors, the 1995 Non-Qualified Stock Option Plan, and the 1994 Qualified and Non-Qualified Employee Stock Purchase Plans (“ESPPs”). In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (“SFAS No. 148”), pro forma operating results have been determined as if we had prepared our financial statements in accordance with the fair value based method. The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value based method of accounting for stock based compensation. Since option grants awarded during 2004 and 2003 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

          During the second quarter of 2004, we amended the Stock Incentive Plan for Outside Directors to provide for the ability to grant nondiscretionary awards of restricted stock.  Under the revised plan, each outside director will receive an award of restricted stock on the date of each regular annual stockholders’ meeting equivalent to 50% of the director’s annual cash board retainer fee.  These restricted shares vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date. As of June 30, 2004, we have recorded unearned stock-based compensation as a component of stockholders’ equity of $39 thousand related to these restricted stock grants which is being amortized to compensation expense over the six month vesting period. Total stock-based compensation related to this restricted stock grant will be $50 thousand. Non-cash compensation expense related to the award of restricted stock to outside directors amounted to $11 thousand during the three and six months ended June 30, 2004 and is included in general and administrative expenses on the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(in thousands, except per share amounts)
Net loss, as reported	$(8,835)	(11,446)	$(18,696)	(21,310)
Add: Stock based compensation expense included in reported net loss	11	61	11	160
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,270)	(1,843)	(3,177)	(3,756)

Proforma net loss	$(10,094)	(13,228)	$(21,862)	(24,906)

Net loss per share amounts, basic and diluted:
As reported	$(0.48)	(0.63)	$(1.02)	(1.18)
Pro forma	$(0.55)	(0.73)	$(1.19)	(1.38)

Black-Scholes Assumptions:

	2004		2003

	First Quarter	Second Quarter	First Quarter	Second Quarter

Weighted-average risk free interest rate	2.86%	3.91%	2.92%	2.50%
Volatility	94.2%	94.3%	96.0%	96.5%
Expected lives	5 years	5 years	5 years	5 years
Dividend yield	Zero	Zero	Zero	Zero

          For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in computing the fair value of options granted: expected volatility, expected lives, dividend yield, and weighted-average risk-free interest rate are outlined in the table above. For the ESPPs, it is not practicable to reasonably estimate the fair value of an award at the grant date. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. We calculate estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the three months and six months ended June 30, 2004 and 2003, respectively.

3.       Fixed Assets

          Tarrytown Facility Transaction. During 2003, in order to streamline operations and reduce expenditures, we entered into a transaction to surrender to the landlord approximately 27% of the leased space (the “Surrendered Space”) at our Tarrytown facility. The Surrendered Space primarily consists of office space which was subsequently leased to another tenant (the “Subsequent Tenant”) at the Tarrytown facility.  In the event that the Subsequent Tenant vacates the space before August 31, 2005, we will be contingently liable for the rent payments and will be required to re-let the space through August 31, 2007. Completion of the lease amendment and related agreements took place in October 2003. The agreement describes four distinct areas to be surrendered, all of which have been vacated and surrendered to the Subsequent Tenant.

          In connection with this transaction, Emisphere agreed to sell most of the furniture and equipment in the Surrendered Space to the Subsequent Tenant. Through a contractual agreement with Emisphere, the Subsequent Tenant has agreed to make certain payments (“Furniture Payments”) which will be made directly to the landlord on a monthly basis. A rental credit equal to the Furniture Payment will be applied against Emisphere’s rent payment to the landlord on a monthly basis. Total payments under the agreement are $1.0 million and extend through August 2012. The transaction between Emisphere and the Subsequent Tenant has been accounted for as an operating lease, with all Furniture Payments recorded as rental income. We retain a security interest in the furniture and equipment until all required payments have been made. Prior to the transaction, we removed assets with a net book value of $0.4 million for use elsewhere in the Tarrytown facility.

          Emisphere compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the Furniture Payments of $0.7 million, and determined that the assets were impaired.  Based on this evaluation, we recorded an impairment charge of $4.3 million during the third quarter of 2003.

          In connection with this restructuring, we identified equipment that had no future use.  This equipment was segregated and classified as available for sale as of June 30, 2004 and December 31, 2003. This equipment was evaluated for potential impairment based on quotes from scientific equipment resellers as of December 31, 2003. Based on this evaluation, we recorded an impairment charge of $40 thousand during the fourth quarter of 2003. No events occurred during the six months ended June 30, 2004 that would require an impairment evaluation of the equipment for sale at the Tarrytown facility.

          Farmington Facility Transaction. In December 2003, we entered into a contract of sale for the Farmington facility with a real estate developer. The purchaser’s obligations to close on the facility are contingent on receiving certain governmental approvals, including but not limited to zoning approvals in final form, wetlands approvals and state environmental approvals, by August 12, 2004. In the event that the purchaser has not terminated the contract by August 12, 2004 because of the failure to obtain governmental approvals, the purchaser is obligated to close on the premises by the earlier date of the thirtieth day after receipt of governmental approvals or November 12, 2004.  The purchaser has the right to adjourn the closing date for six months after November 12, 2004 if governmental approvals have not been received by that date and provided that the purchaser shall pay the sum of $35 thousand per month to Emisphere for the six month period. Since the sale is contingent in part on certain governmental approvals, we cannot predict with certainty when, or if, the closing will take place. No events occurred during the six months ended June 30, 2004 that would require an impairment evaluation of the land, building and equipment available for sale at the Farmington facility.

          During 2003 portable equipment with a net book value of  $0.4 million was transferred from the Farmington facility for use at the Tarrytown facility and equipment with a net book value of $0.3 million was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Based on this evaluation, we recorded an impairment charge of $1.0 million during the three months ended June 30, 2003. No events occurred during the six months ended June 30, 2004 that would require an impairment evaluation of the equipment available for sale at the Farmington facility.

          Fixed Assets. Equipment and leasehold improvements, net, including assets held under capital lease, consists of the following:

		June 30,	December 31,
	Useful Lives in Years
		2004	2003

		(in thousands)
Equipment	3-7	$13,904	$13,685
Leasehold improvements	Life of lease	19,018	18,852

		32,922	32,537
Accumulated depreciation and amortization		20,839	18,532

Equipment and leasehold improvements, net		$12,083	$14,005

          Included in equipment and leasehold improvements at June 30, 2004 are assets which were acquired under capital leases with a cost of $0.7 million and a net book value of $0.6 million.

          Land, building and equipment held for sale, net consists of the following:

	Useful Lives in Years	June 30,	December 31,

		2004	2003

		(in thousands)
Land	—	$1,170	$1,170
Building	13	1,983	1,983
Equipment	3-7	1,015	1,088

		4,168	4,241
Accumulated depreciation and amortization		584	623

Land, building and equipment held for sale, net		$3,584	$3,618

          Land, building and equipment held for sale of $3.6 million is related to the Farmington facility, and $27 thousand represents excess equipment held for sale at the Tarrytown facility. Land, building and equipment related to the Farmington facility were classified as held for sale as of December 31, 2002 and therefore depreciation was not recorded for those assets during 2003 and 2004.

4.       Purchased Technology

          Purchased technology represents the value assigned to patents underlying research and development projects related to oral heparin which, if unsuccessful, have no alternative future use.  Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.  At December 31, 2003, we performed an evaluation of the recoverability of the purchased technology and concluded that no impairment loss had been incurred. No events have occurred during the six months ended June 30, 2004 that would require an impairment evaluation of the purchased technology.

          The carrying value of the purchased technology is comprised as follows:

	June 30, 2004	December 31, 2003

	(in thousands)
Gross carrying amount	$4,533	$4,533
Accumulated amortization	2,140	2,021

Purchased technology, net	$2,393	$2,512

          Estimated amortization expense for the purchased technology is $120 thousand for the remaining six months of 2004 and $239 thousand for each of the next five years.

5.       PROTECT Liquid Oral Heparin Trials

          In May 2002, we announced a plan for restructuring our operations, which included the discontinuation of our liquid oral heparin program and related initiatives.  During the second quarter of 2004, we completed the final reconciliation of payments related to the PROTECT® and Protect 2 trials.  This resulted in the reversal of an outstanding accrual of $243 thousand and the receipt of $279 thousand in cash.  The net reversal of expense of $522 thousand is included in research and development expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2004, respectively.

6.       Net Loss Per Share

          Net loss per share, basic and diluted, is computed using the weighted average number of shares of our common stock outstanding during the period.  For all periods presented, we reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since inclusion of such shares would have been anti-dilutive.  Stock options that have been excluded from diluted net loss per share are 5,680,932 and 5,321,270 for the three months ended June 30, 2004 and 2003, respectively, and 5,747,589 and 5,240,837 shares for the six months ended June 30, 2004 and 2003, respectively.

7.       Comprehensive Loss

          Emisphere’s comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments.  Comprehensive loss was $8.9 million and $11.5 million for the three months ended June 30, 2004 and 2003, respectively and $18.7 million and $21.5 million for the six months ended June 30, 2004 and 2003, respectively.

8.       Liquidity

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. On June 30, 2004, our accumulated deficit was $313.7 million. Operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments.

          We anticipate that our existing capital resources will enable us to continue operations through the third quarter of 2005 without raising additional capital.  However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated.  To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our products or reduce spending.  Historically, we have been able to implement cost reductions when necessary.

          Future funding may not be available on favorable terms, or at all.  If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders.  If we fail to generate sufficient revenue, raise additional funds or undergo further restructuring, the resultant reduction of our available cash resources would have a material adverse effect on our ability to continue as a going concern.  If we are successful in securing a partner for any of our product candidates not currently licensed to a third party, we may receive milestone payments, upfront fees, expense reimbursements and/or cash infusions. Such cash inflows could delay our need to raise additional funds to maintain operations beyond the third quarter of 2005.  In the event that we are unable to achieve long-term profitability and/or obtain additional capital, future operations will need to be scaled back or discontinued.

9.       Commitments and Contingencies

               Commitments. Future minimum lease payments under capital leases (see Note 4) are as follows:

Twelve month period ending June 30,

(in thousands)

2005	$234
2006	256
2007	128

618
Less: Amount representing interest at 8.5%	61

Present value of minimum lease payments	557
Current portion of capital lease obligation	198

Capital lease obligation, net of current portion	$359

          Contingencies. Under the terms of the agreement with the landlord to surrender a portion of the space at the Tarrytown facility in 2003, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005.  At this time, we believe that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which we would be obligated to pay would be approximately $3.2 million for rent, real estate taxes and operating expenses over an approximately three year period ending August 31, 2007.

          In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2004.

          In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our consolidated financial statements.After consultation with legal counsel, we do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company (“Lilly”). The suit involves disputes over research and collaboration agreements entered into with Lilly.  In its complaint Lilly is seeking (i) a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of recombinant parathyroid hormone, PTH 1-34, and (ii) an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We  are also alleging that Lilly has breached the agreements by failing to make a milestone payment, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied these claims.  On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  The case is currently set for trial on May 16, 2005.  An adverse determination in this litigation concerning our claim that Lilly has infringed upon our patents could limit our future ability to realize the potential value of those patents.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the notes to our unaudited financial statements (Item 1) as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding planned or expected studies and trials of oral formulations that utilize our eligen® technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our eligen® technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our Annual Report on Form 10-K for the year ending December 31, 2003 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” and the other factors discussed in connection with any forward-looking statements.

General

          Emisphere is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means.  Since our inception in 1986, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and through collaborations on behalf of corporate partners and academic research institutions.  We have no product sales to date. Our major sources of working capital have been proceeds from public and private equity and debt financings, reimbursement of expenses and other payments from corporate partners, and income earned on the investment of available funds.  Neither inflation nor seasonality significantly affects our operations.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

          Contract research revenue was $147 thousand in the second quarter of 2004 and related to research and development expense reimbursement primarily under feasibility agreements with pharmaceutical companies.  Contract research revenue recorded in the second quarter of 2003 amounted to $246 thousand and primarily related to the completion of proof of concept Phase I clinical studies under a collaboration with Eli Lilly and Company.  Costs of contract research revenue approximate such revenue and are included in research and development expenses.

          Total operating expenses were $7.7 million in the quarter ended June 30, 2004 as compared to $10.7 million in the quarter ended June 30, 2003, a decrease of $3.0 million or 28%. The details of this decrease are as follows:

          Research and development costs were $3.7 million in the quarter ended June 30, 2004, a decrease of $1.7 million or 31%, compared to the same period in 2003.  The reduction includes a clinical trial expense decrease of $0.5 million  primarily resulting from the final reconciliation of payments related to the PROTECT liquid oral heparin trials, a decrease in employee compensation and related costs of $0.4 million, a decrease in operating expenses of $0.6 million primarily due to the surrender of a portion of the leased space at the Tarrytown facility in late 2003 and the receipt of a credit from the landlord related to an audit of 2002 operating expenses.  The remaining $0.2 million decrease related to research and development expenses in support of clinical trials.

          General and administrative expenses were $2.7 million in the quarter ended June 30, 2004, a decrease of $34 thousand or 1% as compared to the quarter ended June 30, 2003.

          Depreciation and amortization costs were $1.2 million in the quarter ended June 30, 2004, a decrease of $0.3 million, or 22%, compared to the same period in 2003.  This decrease primarily is the result of the surrender of a portion of the leased space at the Tarrytown facility and the resultant reduction in the cost basis of leasehold improvements.

          At December 31, 2003, we performed an evaluation of the recoverability of the purchased technology related to oral heparin and concluded that no impairment loss had been incurred. No events occurred during the quarter ended June 30, 2004 that would require an impairment evaluation of the recoverability of the purchased technology related to the solid forms of oral heparin.

          Farmington Facility Transaction. In December 2003, we entered into a contract of sale for the Farmington facility with a real estate developer. The purchaser’s obligations to close on the facility are contingent on receiving certain governmental approvals, including but not limited to zoning approvals in final form, wetlands approvals and state environmental approvals, by August 12, 2004. In the event that the purchaser has not terminated the contract by August 12, 2004 because of the failure to obtain governmental approvals, the purchaser is obligated to close on the premises by the earlier date of the thirtieth day after receipt of governmental approvals or November 12, 2004.  The purchaser has   the right to adjourn the closing date for six months after November 12, 2004 if governmental approvals have not been received by that date and provided that the purchaser shall pay the sum of $35 thousand per month to us for the six month period. Because the sale is contingent in part on certain governmental approvals, we cannot predict with certainty when, or if, the closing will take place. No events occurred during the quarter ended June 30, 2004 that would require an impairment evaluation of the land, building and equipment available for sale at the Farmington facility

          During 2003, portable equipment with a net book value of $0.4 million was transferred from the Farmington facility for use at the Tarrytown facility and equipment with a net book value of $0.3 million was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Based on this evaluation, we recorded an impairment charge of $1.0 million for the quarter ended June 30, 2003.  No events occurred during the quarter ended June 30, 2004 that would require an impairment evaluation of the equipment available for sale at the Farmington facility.

          As a result of the above, the operating loss was $7.6 million in the quarter ended June 30, 2004, a decrease of $2.9 million, or 28%, compared to the same period last year.

          Other expense and income increased to $1.2 million of expense, an increase of $0.3 million compared to $0.9 million of expense in the second quarter of 2003. The change is the result of a decrease in investment income of $0.3 million due to lower cash and investment balances and an increase in interest expense of $0.2 million, partially offset by a loss on the sale of fixed assets in the second quarter 2003 of $0.1 million which did not recur in 2004 and an increase in other income of $0.1 million due in part to the receipt of refunds of previous years’ operating expenses and to the rental income from the Tarrytown facility transaction.

          Based on the above, we sustained a net loss of $8.8 million in the three months ended June 30, 2004 as compared to a net loss during the three months ended June 30, 2003 of $11.4 million.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

          Contract research revenue was $147 thousand in the first six months of 2004 and related to research and development expense reimbursement primarily under feasibility agreements with pharmaceutical companies.  Revenue recorded in the first six months of 2003 was $272 thousand and primarily related to the completion of proof of concept Phase I clinical studies under a collaboration with Eli Lilly and Company. Costs of contract research revenue approximate such revenue and are included in research and development expenses.

          Operating expenses for the first six months of 2004 were $16.4 million, a decrease of $3.3 million or 17% as compared to the same period in 2003. The details of this decrease are as follows:

          Research and development costs were $8.6 million for the six months ended June 30, 2004, a decrease of $1.8 million or 17%, as compared to the same period in 2003.  The reduction includes a decrease in clinical trial expenses of $0.5 million primarily resulting from the final reconciliation of payments related to the PROTECT liquid oral heparin trials, a decrease in employee compensation and related costs of $0.6 million and a decrease in operating expenses of $0.8 million primarily due to the surrender of a portion of the leased space at the Tarrytown facility in late 2003.  These decreases were partially offset by an increase of $0.1 million in other research and development operating expenses, due in part to the initiation of a toxicology study during the first quarter of 2004.

          General and administrative expenses were $5.3 million for the six months ended June 30, 2004, which is essentially equal to the same period in 2003.

          Depreciation and amortization costs were $2.5 million for the six months ended June 30, 2004, a decrease of $0.6 million, or 20%, as compared to the same period in 2003.  This decrease primarily is the result of the surrender of a portion of the leased space at the Tarrytown facility and the resultant reduction in the cost basis of leasehold improvements.

          At December 31, 2003, we performed an evaluation of the recoverability of the purchased technology related to oral heparin and concluded that no impairment loss had been incurred. No events occurred during the six months ended June 30, 2004 that would require an impairment evaluation of the recoverability of the purchased technology related to the solid forms of oral heparin.

          Farmington Facility Transaction. In December 2003, we entered into a contract of sale for the Farmington facility with a real estate developer. The purchaser’s obligations to close on the facility are contingent on receiving certain governmental approvals, including but not limited to zoning approvals in final form, wetlands approvals and state environmental approvals, by August 12, 2004. In the event that the purchaser has not terminated the contract by August 12, 2004 because of the failure to obtain governmental approvals, the purchaser is obligated to close on the premises by the earlier date of the thirtieth day after receipt of governmental approvals or November 12, 2004.  The purchaser has the right to adjourn the closing date for six months after November 12, 2004 if governmental approvals have not been received by that date and provided that the purchaser shall pay the sum of $35 thousand per month to Emisphere for the six month period. Because the sale is contingent in part on certain governmental approvals, we cannot predict with certainty when, or if, the closing will take place. No events occurred during the six months ended June 30, 2004 that would require an impairment evaluation of the land, building and equipment available for sale at the Farmington facility.

          During 2003, portable equipment with a net book value of  $0.4 million was transferred from the Farmington facility for use at the Tarrytown facility and equipment with a net book value of $ 0.3 million was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Based on this evaluation, we recorded an impairment charge of $1.0 million during the six months ended June 30, 2003. No events occurred during the six months ended June 30, 2004 that would require an impairment evaluation of the equipment available for sale at the Farmington facility.

          As a result of the above, the operating loss was $16.3 million in the six months ended June 30, 2004, a decrease of $3.2 million or 17% compared to the same period last year.

          Other expense and income increased to $2.4 million of expense, an increase of $0.6 million compared to $1.8 million of expense in the comparative period in 2003. The change is the result of a decrease in investment income of $0.5 million due to lower cash and investment balances and an increase in interest expense of $0.4 million, partially offset by a loss on the sale of fixed assets in the second quarter 2003 of $0.1 million which did not recur in 2004 and an increase in other income of $0.2 million due in part to the receipt of refunds of previous years’ operating expenses and to the rental income from the Tarrytown facility transaction.

          Based on the above, we sustained a net loss of $18.7 million in the six months ended June 30, 2004 as compared to a net loss of $21.3 million during the six months ended June 30, 2003.

Liquidity and Capital Resources

          As of June 30, 2004, total cash, cash equivalents and investments were $ 30.2 million, a decrease of $12.8 million as compared to December 31, 2003.

          Net cash used in operations was $13.2 million in the six month period ended June 30, 2004, as compared to $15.3 million in the six month period ended June 30, 2003.  The decrease of $2.1 million primarily was the result of our restructuring efforts, including the closing of our Farmington, Connecticut facility and the surrender of the leased space at our Tarrytown facility, all of which occurred prior to 2004.

          Cash provided by investing activities was $0.7 million in the six month period ended June 30, 2004, as compared to $11.4 million in the same period of 2003.  During the six month period ended June 30, 2004, proceeds from matured investments totaled $5.1 million, which were partially offset by reinvestment of $4.0 million in securities.  Capital expenditures, net of proceeds from the sale of fixed assets, amounted to $0.4 million in the six month period ended June 30, 2004, as compared to $0.7 million for the same period in 2003.

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. On June 30, 2004, our accumulated deficit was $313.7 million. Operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments.

          In the absence of additional financing, new collaborations, milestone payments and/or closing of the sale of the Farmington facility, we expect that as of December 31, 2004, our cash, cash equivalent and investment balances will be $27 million less than such balances on December 31, 2003, to end the year with total balances of cash, cash equivalents and investments of approximately $16 million. We expect capital expenditures to be in the range of $0.5 million to $0.8 million in 2004.  Capital purchases may be financed by lease arrangements.

          We anticipate that our existing capital resources will enable us to continue operations through the third quarter of 2005.  However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated.  To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our products or reduce spending.  Historically, we have been able to implement cost reductions when necessary.

          Future funding may not be available on favorable terms, or at all.  If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders.  If we fail to generate sufficient revenue, raise additional funds or undergo further restructuring, the resultant reduction of our available cash resources would have a material adverse effect on our ability to continue as a going concern.  If we are successful in securing a partner for any of our product candidates not currently licensed to a third party, we may receive milestone payments, upfront fees, expense reimbursements and/or cash infusions. Such cash inflows could delay our need to raise additional funds to maintain operations beyond the third quarter of 2005.  In the event that we are unable to achieve long-term profitability and/or obtain additional capital, future operations will need to be scaled back or discontinued.

          The following table summarizes our significant contractual obligations as of June 30, 2004:

		Amount Due in

Type of Obligation	Total Obligation	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

		(in thousands)
Long-term debt (1)	$55,000	$—	$55,000	$—	$—
Capital lease obligations	557	198	359	—	—
Operating lease obligations (2)	5,559	1,752	3,514	293	—
Clinical research organizations (3)	148	148	—	—	—

Total	$61,264	$2,098	$58,873	$293	$—

(1)

In July 1999, we acquired from Elan our ownership interest in Ebbisham (a jointly owned entity created by Emisphere and Elan), in exchange for a seven year, $20 million zero coupon note due July 2006 carrying a 15% interest rate, compounding semi-annually (the “Note”), plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments.  In connection with any payment from us on the Note, we  have the right to require Elan to purchase our common stock at the market price at an aggregate price equal to such payment made, subject to the following conditions: (i) the acceptance by the FDA of a new drug application from Emisphere involving any heparin product, (ii) our closing stock price remaining at or above $25.00 per share for the 20 consecutive trading days prior to the date we exercise this right and (iii) the exercise of this right would not require the application of the equity accounting method by Elan.  At June 30, 2004, the balance on the Elan Note was $41.2 million.

(2)

The operating lease is related to the Tarrytown facility. Under the terms of the agreement with the landlord to surrender a portion of this space in 2003, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005.  We have excluded such payments from the above table because we believe that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which we would be obligated to pay would be $3.2 million ($1.0 million in less than one year, $2.0 million in one to three years and $0.2 million in four to five years) for rent, real estate taxes and operating expenses.

(3)	We are obligated to make payments under certain contracts with third parties who provide clinical research services to support our ongoing research and development.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of U.S. Treasuries, commercial paper and corporate notes.  Our investments totaled $27.0 million at June 30, 2004. Of this total, $25.9 million had fixed interest rates, of which $22.0 million were short-term and $3.9 million were long-term investments, and $1.1 million had variable interest rates, all of which were short-term investments.

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

          Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within our company have been detected. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure controls and procedures and monitor ongoing developments in this area.

PART II.          OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company (“Lilly”). The suit involves disputes over research and collaboration agreements entered into with Lilly.  In its complaint Lilly is seeking (i) a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of recombinant parathyroid hormone, PTH 1-34, and (ii) an order preliminarily and permanently enjoining us from terminating those agreements. On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents. We are also alleging that Lilly has breached the agreements by failing to make a milestone payment, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied these claims. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004. The case is currently set for trial on May 16, 2005. An adverse determination in this litigation concerning our claim that Lilly has infringed upon our patents could limit our future ability to realize the potential value of those patents.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

          During the second quarter of 2004, we amended the Stock Incentive Plan for Outside Directors to provide for the ability to grant nondiscretionary awards of restricted stock.  Under the revised plan, each outside director will receive an award of restricted stock on the date of each regular annual stockholders’ meeting equivalent to 50% of the director’s annual cash board retainer fee.  These restricted shares vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual Meeting of Stockholders was held on May 20, 2004. The matters voted upon at the meeting were (i) election of four directors, (ii) approval and adoption of an amendment to our 2000 Stock Option Plan which provides for an increase in the maximum number of shares of Common Stock to be available for issuance thereunder by 900,000 shares, (iii) approval and adoption of an amendment to our Stock Directors which provides for the ability to grant nondiscretionary awards of restricted stock, and (iv) ratification of the Board of Director’s selection of PricewaterhouseCoopers LLP to serve as our independent accountants for the year ending December 31, 2004. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker nonvotes are as follows:

	Votes For	Votes Against	Withheld	Abstentions

Election of Directors:
Mr. Howard M. Pack	15,530,493	—	2,268,307	—
Mr. Arthur Dubroff	17,126,773	—	672,027	—
Mr. Michael E. Black	16,982,640	—	816,160	—
Dr. Stephen K. Carter, M.D.	17,033,980	—	764,820	—
Ratification of the selection of PricewaterhouseCoopers LLP	17,630,518	137,202	—	31,080
Approval and adoption of an amendment to the 2000 Stock Option Plan	4,250,680	2,768,951	—	1,375,348
Approval and adoption of an amendment to the Stock Option Plan for Outside Directors	7,495,715	862,096	—	37,138

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

(b) Reports on Form 8-K

On July 8, 2004, we furnished a Current Report on Form 8-K pursuant to Item 5 Other Events containing a copy of a press release announcing our filing of a shelf registration statement on Form S-3 with the Securities and Exchange Commission.

On August 5, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 Results of Operations and Financial Condition containing a copy of a press release announcing our financial results for the quarterly period ended June 30, 2004.

On August 9, 2004, we furnished a Current Report on Form 8-K pursuant to Item 5 Other Events containing a copy of a press release announcing the selection of a soft gelatin capsule formulation of unfractionated heparin that achieved clinically significant delivery of heparin.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004
EMISPHERE TECHNOLOGIES, INC.

/S/MICHAEL M. GOLDBERG, M.D.

Michael M. Goldberg, M.D. Chairman and Chief Executive Officer

/S/ELLIOT M. MAZA

Elliot M. Maza Chief Financial Officer