Form 10-Q
period 2004-09-30
EMISPHERE TECHNOLOGIES INC
filed 2004-11-12
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 2, 2004 was 18,474,731.

EMISPHERE TECHNOLOGIES, INC.

          All other schedules called for by the instructions to Form 10-Q have been omitted because the schedules are not applicable or the relevant information is not material.

Item 1.	FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(in thousands, except share data)

	September 30, 2004	December 31, 2003

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,697	$31,287
Investments	11,633	3,900
Accounts receivable	1,047	326
Prepaid expenses and other current assets	860	1,098

Total current assets	26,237	36,611
Equipment and leasehold improvements, net	11,011	14,005
Land, building and equipment held for sale, net	3,589	3,618
Purchased technology, net	2,333	2,512
Investments	—	7,821
Other assets	1,444	1,482

Total assets	$44,614	$66,049

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable and accrued expenses	$3,292	$2,638
Deferred revenue	1,000	125
Current portion of capital lease obligation	202	211
Current portion of deferred lease liability	397	397

Total current liabilities	4,891	3,371
Note payable, including accrued interest	42,766	38,345
Capital lease obligation, net of current portion	302	469
Deferred lease liability, net of current portion	760	1,057

Total liabilities	48,719	43,242

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value; authorized 40,000,000 shares; issued 18,696,945 shares (18,453,345 outstanding) as of September 30, 2004, and 18,447,088 shares (18,203,488 outstanding) as of December 31, 2003	187	184
Additional paid-in capital	324,168	322,257
Note receivable from officer and director	(804)	(804)
Accumulated deficit	(323,849)	(295,033)
Accumulated other comprehensive loss	(20)	(10)
Common stock held in treasury, at cost; 243,600 shares	(3,787)	(3,787)

Total stockholders’ (deficit) equity	(4,105)	22,807

Total liabilities and stockholders’ (deficit) equity	$44,614	$66,049

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2004 and 2003
(in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2004	2003	2004	2003

Revenue	$33	$100	$180	$372

Costs and expenses:
Research and development	4,650	5,833	13,281	16,227
General and administrative expenses	2,773	2,269	8,131	7,680
Restructuring	—	—	—	(73)
Loss on impairment of long-lived assets	—	4,299	—	5,339
Depreciation and amortization	1,343	1,511	3,793	4,590

Total costs and expenses	8,766	13,912	25,205	33,763

Operating loss	(8,733)	(13,812)	(25,025)	(33,391)

Other (expense) income:
Investment and other income	170	772	668	1,530
Interest expense	(1,557)	(1,337)	(4,459)	(3,826)

Total other (expense) income	(1,387)	(565)	(3,791)	(2,296)

Net loss	$(10,120)	$(14,377)	$(28,816)	$(35,687)

Net loss per share, basic and diluted	$(0.55)	$(0.80)	$(1.57)	$(1.98)

Weighted average shares outstanding, basic and diluted	18,436,044	18,069,574	18,369,031	18,045,836

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004 and 2003
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(28,816)	$(35,687)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,614	4,410
Amortization of purchased technology	179	180
Impairment of fixed assets	—	5,339
Amortization of discount on investments	(48)	(72)
Non-cash interest and other non-cash charges	5,107	4,735
Loss on sale of fixed assets	1	53
Changes in assets and liabilities excluding non-cash charges:
(Increase) decrease in accounts receivable	(721)	690
Decrease in prepaid expenses and other current assets	138	579
Decrease (increase) in other assets	—	(30)
Increase (decrease) in accounts payable and accrued expenses	897	(1,331)
Increase in other liabilities	—	343
Increase in deferred revenue	875	28
Decrease in deferred lease liability	(297)	(307)

Total adjustments	9,745	14,617

Net cash used in operating activities	(19,071)	(21,070)
Cash flows from investing activities:
Proceeds from maturity of investments	5,126	37,582
Purchases of investments	(4,911)	(14,609)
Proceeds from sale of fixed assets	24	147
Capital expenditures	(674)	(1,030)

Net cash (used in) provided by investing activities	(435)	22,090
Cash flows from financing activities:
Proceeds from exercise of options	1,092	368
Repayment of capital lease obligation	(176)	—

Net cash provided by financing activities	916	368

Net (decrease) increase in cash and cash equivalents	(18,590)	1,388
Cash and cash equivalents, beginning of period	31,287	22,784

Cash and cash equivalents, end of period	$12,697	$24,172

Supplemental Disclosure of cash flow information:
Tax refund	$79	—
Non-cash investing and financing activities:
Issuance of stock options to consultants	$130	$415
Sale of equipment under barter arrangement	$30	—
Issuance of restricted stock	$50	—

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Interim Financial Statements

          The accompanying unaudited condensed consolidated financial statements of Emisphere Technologies, Inc. (“Emisphere”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and disclosures necessary for a presentation of Emisphere’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

          In the opinion of management, the accompanying condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere’s financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in Emisphere’s Annual Report on Form 10-K for the year ended December 31, 2003.  The December 31, 2003 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

          The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.       Liquidity

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. On September 30, 2004, our accumulated deficit was $323.8 million. Operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We expect to collect $1.0 million in licensing revenue during the fourth quarter of 2004 related to our recent collaboration with Novartis to develop an oral formulation of recombinant human growth hormone. This amount is included in accounts receivable on the condensed consolidated balance sheets as of September 30, 2004.

          We anticipate that our existing capital resources will enable us to continue operations into the fourth quarter of 2005 without raising additional capital.  However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated.  To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our products or reduce spending.  Historically, we have been able to implement cost reductions when necessary.

          Future funding may not be available on favorable terms, or at all.  If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders.  If we fail to generate sufficient revenue, raise additional funds or undergo further restructuring, the resultant reduction of our available cash resources would have a material adverse effect on our ability to continue as a going concern.  If we are successful in securing a partner for any of our product candidates not currently licensed to a third party, we may receive upfront fees, milestone payments, expense reimbursements and/or cash infusions. Such cash inflows could delay our need to raise additional funds to maintain operations beyond the fourth quarter of 2005.  In the event that we are unable to achieve long-term profitability and/or obtain additional capital, future operations will need to be scaled back or discontinued.

3.       Stock-Based Compensation

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

          We have several stock-based compensation plans: the 1991 and 2000  Stock Option Plans, the 2002 Broad Based Plan, the 1997 Stock Incentive Plan for Outside Directors, the 1995 Non-Qualified Stock Option Plan, and the 1994 Qualified and Non-Qualified Employee Stock Purchase Plans (“ESPPs”). In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (“SFAS No. 148”), pro forma operating results have been determined as if we had prepared our financial statements in accordance with the fair value based method. The table below illustrates the effect on net loss and net loss per share as if we had applied the fair value based method of accounting for stock based compensation. Since option grants awarded during 2004 and 2003 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

          During the second quarter of 2004, we amended the Stock Incentive Plan for Outside Directors to provide for the ability to grant nondiscretionary awards of restricted stock.  Under the revised plan, each outside director will receive an award of restricted stock on the date of each regular annual stockholders’ meeting equivalent to 50% of the director’s annual cash board retainer fee.  These restricted shares vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date. As of September 30, 2004, we have recorded unearned stock-based compensation as a component of stockholders’ equity of $14 thousand related to these restricted stock grants which is being amortized to compensation expense over the six month vesting period. Total stock-based compensation related to this restricted stock grant will be $50 thousand. Non-cash compensation expense related to the award of restricted stock to outside directors amounted to $25 thousand and $36 thousand during the three and nine months ended September 30, 2004, respectively, and is included in general and administrative expenses on the condensed consolidated statements of operations.  During the third quarter of 2004, we recorded a compensation expense charge of $656 thousand related to our Employee Stock Purchase Plan.  This charge was the result of variable stock award accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(in thousands, except per share amounts)
Net loss, as reported	$(10,120)	(14,377)	$(28,816)	(35,687)
Add: Stock based compensation expense included in reported net loss	785	51	796	211
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,795)	(2,438)	(4,973)	(6,194)

Proforma net loss	$(11,130)	(16,764)	$(32,993)	(41,670)

Net loss per share amounts, basic and diluted:
As reported	$(0.55)	(0.80)	$(1.57)	(1.98)
Pro forma	$(0.60)	(0.93)	$(1.80)	(2.31)

Black-Scholes Assumptions:

	2004			2003

	Q1	Q2	Q3	Q1	Q2	Q3

Weighted-average risk free interest rate	2.86%	3.91%	3.45%	2.92%	2.50%	2.80%
Volatility	94.2%	94.3%	94.5%	96.0%	96.5%	97.0%
Expected lives	5 years	5 years	5 years	5 years	5 years	5 years
Dividend yield	Zero	Zero	Zero	Zero	Zero	Zero

          For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The expected volatility, expected lives, dividend yield, and weighted-average risk-free interest rate used in computing the fair value of options granted are outlined in the table above. For the ESPPs, it is not practicable to reasonably estimate the fair value of an award at the grant date. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. We calculate estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the three months and nine months ended September 30, 2004 and 2003, respectively.

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

          In connection with this transaction, we agreed to sell most of the furniture and equipment in the surrendered space to the subsequent tenant. Through a contractual agreement with us, the subsequent tenant has agreed to make certain payments (“furniture payments”) which will be made directly to the landlord on a monthly basis. A rental credit equal to each furniture payment will be applied against our rent payment to the landlord on a monthly basis. Total payments under the agreement are $1.0 million and extend through August 2012. The transaction between the subsequent tenant and us has been accounted for as an operating lease, with all furniture payments recorded as rental income. We retain a security interest in the furniture and equipment until all required payments have been made. Prior to the transaction, we removed assets with a net book value of $0.4 million for use elsewhere in the Tarrytown facility.

          We compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the furniture payments of $0.7 million, and determined that the assets were impaired.  Based on this evaluation, we recorded an impairment charge of $4.3 million during the third quarter of 2003.

          In connection with this restructuring, we identified equipment that had no future use.  This equipment was segregated and classified as available for sale as of September 30, 2004 and December 31, 2003.  This equipment was evaluated for potential impairment based on quotes from scientific equipment resellers as of December 31, 2003. Based on this evaluation, we recorded an impairment charge of $69 thousand during the fourth quarter of 2003. No events occurred during the nine months ended September 30, 2004 that would require an impairment evaluation of the equipment for sale at the Tarrytown facility.

          Farmington Facility Transaction.  In December 2003, we entered into a contract of sale for the Farmington facility with a real estate developer. The purchaser’s obligations to close on the facility were contingent on receiving certain governmental approvals, including but not limited to zoning approvals in final form, wetlands approvals and state environmental approvals, by August 12, 2004. An adjoining landowner filed a notice of pendency on the property claiming certain rights under a right of way, and in addition filed suit in a matter captioned “FARMINGTON AVENUE BAPTIST CHURCH, Plaintiff, vs. FARM TECH CORPORATION, Defendant, Superior Court of the State of Connecticut, Judicial District of Hartford”. The purchaser has requested that we clear title and remove the notice of pendency. By way of letter agreement with the purchaser dated August 19, 2004, we extended the dates set forth within the contract of sale so that in the event that the purchaser has not terminated the contract by December 31, 2004 because of the failure to obtain governmental approvals, the purchaser is obligated to close on the premises by the earlier date of the thirtieth day after receipt of governmental approvals or March 31, 2005.  The purchaser shall commence paying all taxes on the property on the earlier of (a) submission of all papers to the Planning and Zoning Board of Farmington or (b) December 31, 2004. Since the sale is contingent in part on certain governmental approvals, we cannot predict with certainty when, or if, the closing will take place. No events occurred during the nine months ended September 30, 2004 that would require an impairment evaluation of the land, building and equipment available for sale at the Farmington facility.

          During 2003, portable equipment with a net book value of $0.4 million was transferred from the Farmington facility for use at the Tarrytown facility and equipment with a net book value of $0.3 million was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Based on this evaluation, we recorded an impairment charge of $1.0 million during the second quarter of 2003. No events occurred during the nine months ended September 30, 2004 that would require an impairment evaluation of the equipment available for sale at the Farmington facility.

          Fixed Assets. Equipment and leasehold improvements, net, including assets held under capital lease, consists of the following:

	Useful Lives in Years	September 30,	December 31,
		2004	2003

		(in thousands)
Equipment	3-7	$14,069	$13,685
Leasehold improvements	Life of lease	19,068	18,852

		33,137	32,537
Accumulated depreciation and amortization		22,126	18,532

Equipment and leasehold improvements, net		$11,011	$14,005

          Included in equipment and leasehold improvements at September 30, 2004 are assets which were acquired under capital leases with a cost of $0.7 million and a net book value of $0.5 million.

          Land, building and equipment held for sale, net consists of the following:

	Useful Lives in Years	September 30,	December 31,
		2004	2003

		(in thousands)
Land	—	$1,170	$1,170
Building	13	1,983	1,983
Equipment	3-7	1,004	1,088

		4,157	4,241
Accumulated depreciation and amortization		568	623

Land, building and equipment held for sale, net		$3,589	$3,618

          Land, building and equipment held for sale of $3.6 million is related to the Farmington facility, and $27 thousand represents excess equipment held for sale at the Tarrytown facility. Land, building and equipment related to the Farmington facility were classified as held for sale as of December 31, 2002 and therefore depreciation was not recorded for those assets during 2003 and 2004.

5.       Purchased Technology

          Purchased technology represents the value assigned to patents underlying research and development projects related to oral heparin which, if unsuccessful, have no alternative future use.  Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.  At December 31, 2003, we performed an evaluation of the recoverability of the purchased technology and concluded that no impairment loss had been incurred. No events have occurred during the nine months ended September 30, 2004 that would require an impairment evaluation of the purchased technology.

          The carrying value of the purchased technology is comprised as follows:

	September 30, 2004	December 31, 2003

	(in thousands)
Gross carrying amount	$4,533	$4,533
Accumulated amortization	2,200	2,021

Purchased technology, net	$2,333	$2,512

          Estimated amortization expense for the purchased technology is $60 thousand for the remaining three months of 2004 and $239 thousand for each of the next five years.

6.       PROTECT Liquid Oral Heparin Trials

          In May 2002, we announced a plan for restructuring our operations, which included the discontinuation of our liquid oral heparin program and related initiatives.  During the second quarter of 2004, we completed the final reconciliation of payments related to the PROTECT® and Protect 2 trials.  This resulted in the reversal of an outstanding accrual of $243 thousand and the receipt of $279 thousand in cash.  The net reversal of expense of $522 thousand is included in research and development expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2004.

7.       Net Loss Per Share

          Net loss per share, basic and diluted, is computed using the weighted average number of shares of our common stock outstanding during the period.  For all periods presented, we reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since inclusion of such shares would have been anti-dilutive.  Stock options that have been excluded from diluted net loss per share are 5,609,696 and 5,273,672 for the three months ended September 30, 2004 and 2003, respectively, and 5,699,929 and 5,125,064 shares for the nine months ended September 30, 2004 and 2003, respectively.

8.       Comprehensive Loss

          Our comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments.  Comprehensive loss was $10.1 million and $15.1 million for the three months ended September 30, 2004 and 2003, respectively and $28.8 million and $36.5 million for the nine months ended September 30, 2004 and 2003, respectively.

9.       Commitments and Contingencies

          Commitments. Future minimum lease payments under capital leases (see Note 3) are as follows:

Twelve month period ending September 30,

(in thousands)

2005	$234
2006	256
2007	64

554
Less: Amount representing interest at 8.5%	50

Present value of minimum lease payments	504
Current portion of capital lease obligation	202

Capital lease obligation, net of current portion	$302

          Contingencies. Under the terms of the agreement with the landlord to surrender a portion of the space at the Tarrytown facility in 2003, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005.  At this time, we believe that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which we would be obligated to pay would be approximately $3.0 million for rent, real estate taxes and operating expenses over an approximately three year period ending August 31, 2007.

          In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2004.

          In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our consolidated financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company (“Lilly”). The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of recombinant parathyroid hormone, PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking (i) a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations PTH 1-34, and (ii) an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents.  On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004. By notice dated August 23, 2004, the Company notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated.  Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents. The case is currently set for trial on January 31, 2005.  An adverse determination in this litigation could limit our future ability to realize the potential value of our patents.

10.     Collaboration Agreement – Novartis Pharma AG

          In September 2004, we entered into a licensing agreement with Novartis Pharma AG (“Novartis”) to develop an oral formulation of recombinanat human growth hormone (rhGH), following successful completion of pre-clinical feasibility studies for rhGH with our eligen® technology. We will work with Novartis to initiate clinical trials of a convenient oral rhGH product.

          Under the terms of the milestone-based agreement, Novartis may pay up to $34 million during the course of product development, and a royalty increasing to double-digit rates based upon sales.  Including the initial payment, we could achieve milestone-based payments of up to $6 million over the course of the next year.  Novartis will fully fund the program including all clinical studies. Novartis also retains the right to terminate the agreement at any time in its sole discretion.

          At September 30, 2004, accounts receivable includes a $1 million initial payment due from Novartis.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

          Revenue was $33 thousand in the third quarter of 2004 and related to contract research under a feasibility agreement with a pharmaceutical company.  Revenue recorded in the third quarter of 2003 was $100 thousand and related to research and development expense reimbursement under a feasibility agreement with a pharmaceutical company.  Costs of revenue recorded in 2003 approximate such revenue and are included in research and development expenses.

          Total operating expenses were $8.8 million in the quarter ended September 30, 2004 as compared to $13.9 million in the quarter ended September 30, 2003, a decrease of $5.1 million or 37%. The details of this decrease are as follows:

          Research and development costs were $4.7 million in the quarter ended September 30, 2004, a decrease of $1.1 million or 19%, compared to the same period in 2003.  The reduction includes a decrease in direct research and development and clinical trial expenses of $0.8 million primarily resulting from a decrease in research activity, a decrease in employee compensation and related costs of $0.3 million, a decrease in professional fees of $0.2 million and a decrease in operating expenses of $0.4 million primarily due to the surrender of a portion of the leased space at the Tarrytown facility in late 2003.  These decreases were partially offset by a $0.5 million charge to compensation related to our Employee Stock Purchase Plan.  This charge was the result of variable stock award accounting.

          General and administrative expenses were $2.8 million in the quarter ended September 30, 2004, an increase of $0.5 million or 22% as compared to the quarter ended September 30, 2003. This increase is primarily the result of increased professional fees associated with the filing of a shelf registration on Form S-3 and the ongoing litigation with Eli Lilly and Company.

          Depreciation and amortization costs were $1.3 million in the quarter ended September 30, 2004, a decrease of $0.2 million, or 11%, compared to the same period in 2003.  This decrease primarily is the result of the surrender of a portion of the leased space at the Tarrytown facility and the resultant reduction in the cost basis of leasehold improvements.

          At December 31, 2003, we performed an evaluation of the recoverability of the purchased technology related to oral heparin and concluded that no impairment loss had been incurred. No events occurred during the quarter ended September 30, 2004 that would require an impairment evaluation of the recoverability of the purchased technology related to the solid forms of oral heparin.

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

          In connection with this transaction, we agreed to sell most of the furniture and equipment in the surrendered space to the subsequent tenant. Through a contractual agreement with us, the subsequent tenant has agreed to make certain payments (“furniture payments”) which will be made directly to the landlord on a monthly basis. A rental credit equal to each furniture payment will be applied against our rent payment to the landlord on a monthly basis. Total payments under the agreement are $1.0 million and extend through August 2012. The transaction between the subsequent tenant and us has been accounted for as an operating lease, with all furniture payments recorded as rental income. We retain a security interest in the furniture and equipment until all required payments have been made. Prior to the transaction, we removed assets with a net book value of $0.4 million for use elsewhere in the Tarrytown facility.

          We compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the furniture payments of $0.7 million, and determined that the assets were impaired.  Based on this evaluation, we recorded an impairment charge of $4.3 million during the third quarter of 2003.

          Farmington Facility Transaction. In December 2003, we entered into a contract of sale for the Farmington facility with a real estate developer. The purchaser’s obligations to close on the facility were contingent on receiving certain governmental approvals, including but not limited to zoning approvals in final form, wetlands approvals and state environmental approvals, by August 12, 2004. An adjoining landowner filed a notice of pendency on the property claiming certain rights under a right of way, and in addition filed suit in a matter captioned “FARMINGTON AVENUE BAPTIST CHURCH, Plaintiff, vs. FARM TECH CORPORATION, Defendant, Superior Court of the State of Connecticut, Judicial District of Hartford”. The purchaser has requested that we clear title and remove the notice of pendency. By way of letter agreement with the purchaser dated August 19, 2004, we extended the dates set forth within the contract of sale so that in the event that the purchaser has not terminated the contract by December 31, 2004 because of the failure to obtain governmental approvals, the purchaser is obligated to close on the premises by the earlier date of the thirtieth day after receipt of governmental approvals or March 31, 2005.  The purchaser shall commence paying all taxes on the property on the earlier of (a) submission of all papers to the Planning and Zoning Board of Farmington or (b) December 31, 2004. Since the sale is contingent in part on certain governmental approvals, we cannot predict with certainty when, or if, the closing will take place. No events occurred during the quarter ended September 30, 2004 that would require an impairment evaluation of the land, building and equipment available for sale at the Farmington facility.

          During 2003, portable equipment with a net book value of $0.4 million was transferred from the Farmington facility for use at the Tarrytown facility and equipment with a net book value of $0.3 million was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Based on this evaluation, we recorded an impairment charge of $1.0 million for the quarter ended June 30, 2003.  No events occurred during the quarter ended September 30, 2004 that would require an impairment evaluation of the equipment available for sale at the Farmington facility.

          As a result of the above, the operating loss was $8.7 million in the quarter ended September 30, 2004, a decrease of $5.1 million, or 37%, compared to the same period last year.

          Other expense and income increased to $1.4 million of expense, an increase of $0.8 million compared to $0.6 million of expense in the third quarter of 2003. The change is the result of a decrease in investment income of $0.6 million due to lower cash and investment balances and an increase in interest expense of $0.2 million.

          Based on the above, we sustained a net loss of $10.1 million in the three months ended September 30, 2004 as compared to a net loss during the three months ended September 30, 2003 of $14.4 million.

          Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

          Revenue was $180 thousand in the first nine months of 2004 and related to research and development expense reimbursement and contract research arrangements primarily under feasibility agreements with pharmaceutical companies.  Included in this revenue is $47 thousand of research and development expense reimbursement for which the costs of revenue approximate such revenue.  These costs are included in research and development expenses. Revenue recorded in the first nine months of 2003 was $372 thousand and related to research and development expense reimbursement, primarily related to the completion of proof of concept Phase I clinical studies under a collaboration with Eli Lilly and Company and a feasibility agreement with a pharmaceutical company. Costs of revenue recorded in 2003 approximate such revenue and are included in research and development expenses.

          Operating expenses for the first nine months of 2004 were $25.2 million, a decrease of $8.6 million or 25% as compared to the same period in 2003. The details of this decrease are as follows:

          Research and development costs were $13.3 million for the nine months ended September 30, 2004, a decrease of $2.9 million or 18%, as compared to the same period in 2003.  The reduction includes a decrease in direct research and development expenses of $0.5 million primarily resulting from a decrease in research activity, a decrease in clinical trial expenses of $0.6 million primarily resulting from the final reconciliation of payments related to the PROTECT liquid oral heparin trials, a decrease in employee compensation and related costs of $0.9 million and a decrease in operating expenses of $1.2 million primarily due to the surrender of a portion of the leased space at the Tarrytown facility in late 2003.  These decreases were partially offset by a $0.5 million charge to compensation expense related to our Employee Stock Purchase Plan.  This charge was the result of variable stock award accounting.

          General and administrative expenses were $8.1 million for the nine months ended September 30, 2004, an increase of $0.5 million or 6% as compared to the nine months ended September 30, 2003. This increase is primarily the result of increased professional fees associated with the filing of a shelf registration on Form S-3 and the ongoing litigation with Eli Lilly and Company.

          Depreciation and amortization costs were $3.8 million for the nine months ended September 30, 2004, a decrease of $0.8 million, or 17%, as compared to the same period in 2003.  This decrease primarily is the result of the surrender of a portion of the leased space at the Tarrytown facility and the resultant reduction in the cost basis of leasehold improvements.

          At December 31, 2003, we performed an evaluation of the recoverability of the purchased technology related to oral heparin and concluded that no impairment loss had been incurred. No events occurred during the nine months ended September 30, 2004 that would require an impairment evaluation of the recoverability of the purchased technology related to the solid forms of oral heparin.

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

          In connection with this transaction, we agreed to sell most of the furniture and equipment in the surrendered space to the subsequent tenant. Through a contractual agreement with us, the subsequent tenant has agreed to make certain payments (“furniture payments”) which will be made directly to the landlord on a monthly basis. A rental credit equal to each furniture payment will be applied against our rent payment to the landlord on a monthly basis. Total payments under the agreement are $1.0 million and extend through August 2012. The transaction between the subsequent tenant and us has been accounted for as an operating lease, with all furniture payments recorded as rental income. We retain a security interest in the furniture and equipment until all required payments have been made. Prior to the transaction, we removed assets with a net book value of $0.4 million for use elsewhere in the Tarrytown facility.

          We compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the furniture payments of $0.7 million, and determined that the assets were impaired.  Based on this evaluation, we recorded an impairment charge of $4.3 million during the third quarter of 2003.

          Farmington Facility Transaction In December 2003, we entered into a contract of sale for the Farmington facility with a real estate developer. The purchaser’s obligations to close on the facility were contingent on receiving certain governmental approvals, including but not limited to zoning approvals in final form, wetlands approvals and state environmental approvals, by August 12, 2004. An adjoining landowner filed a notice of pendency on the property claiming certain rights under a right of way, and in addition filed suit in a matter captioned “FARMINGTON AVENUE BAPTIST CHURCH, Plaintiff, vs. FARM TECH CORPORATION, Defendant, Superior Court of the State of Connecticut, Judicial District of Hartford”. The purchaser has requested that we clear title and remove the notice of pendency. By way of letter agreement with the purchaser dated August 19, 2004, we extended the dates set forth within the contract of sale so that in the event that the purchaser has not terminated the contract by December 31, 2004 because of the failure to obtain governmental approvals, the purchaser is obligated to close on the premises by the earlier date of the thirtieth day after receipt of governmental approvals or March 31, 2005.  The purchaser shall commence paying all taxes on the property on the earlier of (a) submission of all papers to the Planning and Zoning Board of Farmington or (b) December 31, 2004. Since the sale is contingent in part on certain governmental approvals, we cannot predict with certainty when, or if, the closing will take place. No events occurred during the nine months ended September 30, 2004 that would require an impairment evaluation of the land, building and equipment available for sale at the Farmington facility.

          During 2003, $0.4 million of the equipment was transferred from the Farmington facility for use at the Tarrytown facility and $0.3 million of the equipment was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Based on this evaluation, we recorded an impairment charge of $1.0 million during the nine months ended September 30, 2003. No events occurred during the nine months ended September 30, 2004 that would require an impairment evaluation of the equipment available for sale at the Farmington facility.

          As a result of the above, the operating loss was $25.0 million in the nine months ended September 30, 2004, a decrease of $8.4 million or 25% compared to the same period last year.

          Other expense and income increased to $3.8 million of expense, an increase of $1.5 million compared to $2.3 million of expense in the comparative period in 2003. The change is the result of a decrease in investment income of $0.9 million due to lower cash and investment balances and an increase in interest expense of $0.6 million.

          Based on the above, we sustained a net loss of $28.8 million in the nine months ended September 30, 2004 as compared to a net loss of $35.7 million during the nine months ended September 30, 2003.

Liquidity and Capital Resources

          As of September 30, 2004, total cash, cash equivalents and investments were $24.3 million, a decrease of $18.7 million as compared to December 31, 2003.

          Net cash used in operations was $19.1 million in the nine month period ended September 30, 2004, as compared to $21.1 million in the nine month period ended September 30, 2003.  The decrease of $2.1 million primarily was the result of our restructuring efforts, particularly the surrender of the leased space at our Tarrytown facility, all of which occurred prior to 2004.

          Cash used in investing activities was $0.4 million in the nine month period ended September 30, 2004, as compared to an inflow of $22.1 million in the same period of 2003.  During the nine month period ended September 30, 2004, proceeds from matured investments totaled $5.1 million, which were partially offset by reinvestment of $4.9 million in securities.  Capital expenditures, net of proceeds from the sale of fixed assets, amounted to $0.7 million in the nine month period ended September 30, 2004, as compared to $0.9 million for the same period in 2003.

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. On September 30, 2004, our accumulated deficit was $323.8 million. Operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We expect to collect $1.0 million in licensing revenue during the fourth quarter of 2004 related to our recent collaboration with Novartis to develop an oral formulation of recombinant human growth hormone. This amount is included in accounts receivable on the condensed consolidated balance sheets as of September 30, 2004.  We could receive an additional $5 million during 2005 and up to $28 million in additional milestone payments during the course of product development as well as royalties based on sales if the product is approved.

          In the absence of additional financing, new collaborations, milestone payments and/or closing of the sale of the Farmington facility, we expect that as of December 31, 2004, our cash, cash equivalent and investment balances will be $26 million less than such balances on December 31, 2003, to end the year with total balances of cash, cash equivalents and investments of approximately $17 million. We expect capital expenditures to be approximately $0.8 million in 2004. Capital purchases may be financed by lease arrangements.

          We anticipate that our existing capital resources will enable us to continue operations into the fourth quarter of 2005. However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated.  To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our products or reduce spending.  Historically, we have been able to implement cost reductions when necessary.

          Future funding may not be available on favorable terms, or at all.  If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders.  If we fail to generate sufficient revenue, raise additional funds or undergo further restructuring, the resultant reduction of our available cash resources would have a material adverse effect on our ability to continue as a going concern.  If we are successful in securing a partner for any of our product candidates not currently licensed to a third party, we may receive milestone payments, upfront fees, expense reimbursements and/or cash infusions. Such cash inflows could delay our need to raise additional funds to maintain operations through the fourth quarter of 2005 and beyond.  In the event that we are unable to achieve long-term profitability and/or obtain additional capital, future operations will need to be scaled back or discontinued.

          The following table summarizes our significant contractual obligations as of September 30, 2004:

		Amount Due in

Type of Obligation	Total Obligation	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

	(in thousands)
Long-term debt (1)	$55,000	$—	$55,000	$—	$—
Capital lease obligations	504	202	302	—	—
Operating lease obligations (2)	5,121	1,751	1,757	1,613	—
Clinical research organizations (3)	151	151	—	—	—

Total	$60,776	$2,104	$57,059	$1,613	$—

(1)

In July 1999, we acquired from Elan our ownership interest in Ebbisham (a jointly owned entity created by Emisphere and Elan), in exchange for a seven year, $20 million zero coupon note due July 2006 carrying a 15% interest rate, compounding semi-annually (the “Note”), plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments.  In connection with any payment from us on the Note, we  have the right to require Elan to purchase our common stock at the market price at an aggregate price equal to such payment made, subject to the following conditions: (i) the acceptance by the FDA of a new drug application from Emisphere involving any heparin product, (ii) our closing stock price remaining at or above $25.00 per share for the 20 consecutive trading days prior to the date we exercise this right and (iii) the exercise of this right would not require the application of the equity accounting method by Elan.  At September 30, 2004, the balance on the Elan Note was $42.8 million.

(2)

The operating lease is related to the Tarrytown facility. Under the terms of the agreement with the landlord to surrender a portion of this space in 2003, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005.  We have excluded such payments from the above table because we believe that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which we would be obligated to pay would be $3.0 million ($1.0 million in less than one year and $2.0 million in one to three years) for rent, real estate taxes and operating expenses.

(3)	We are obligated to make payments under certain contracts with third parties who provide clinical research services to support our ongoing research and development.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of U.S. Treasuries, commercial paper, corporate notes and corporate equities.  Our investments totaled $18.7 million at September 30, 2004. Of this total, $18.6 million were debt securities with fixed interest rates, of which $14.6 million mature in less than one year and $4.0 million mature in one to two years. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

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

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company (“Lilly”). The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of recombinant parathyroid hormone, PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking (i) a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations PTH 1-34, and (ii) an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents.  On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004. By notice dated August 23, 2004, the Company notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated.  Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents. The case is currently set for trial on January 31, 2005.  An adverse determination in this litigation could limit our future ability to realize the potential value of our patents.

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

On September 23, 2004, we furnished a Current Report on Form 8-K pursuant to Item 1.01 Entry into a Material Definitive Agreement containing a copy of a press release announcing that we have entered into a licensing agreement with Novartis Pharma AG to develop an oral formulation of recombinant human growth hormone (rhGH).

On November 8, 2004, we furnished a Current Report on Form 8-K pursuant to Item 2.02 Results of Operations and Financial Condition containing a copy of a press release announcing our preliminary financial results for the quarterly period ended September 30, 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004

EMISPHERE TECHNOLOGIES, INC.

/S/ MICHAEL M. GOLDBERG, M.D.

Michael M. Goldberg, M.D. Chairman and Chief Executive Officer

/S/ ELLIOT M. MAZA

Elliot M. Maza Chief Financial Officer