Form 10-K
period 2004-12-31
EMISPHERE TECHNOLOGIES INC
filed 2005-03-11
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10615

EMISPHERE TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	13-3306985
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

765 Old Saw Mill River Road Tarrytown, New York	10591
(Address of principal executive offices)	(Zip Code)

(914) 347-2220
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock—$.01 par value
Preferred Stock Purchase Rights

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes   ☒    No   ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          As of June 30, 2004 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons) was $74,287,634 computed at the closing price on that date.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒

          The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of March 4, 2005 was 19,200,149.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this 10-K incorporates information by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after December 31, 2004.

Part I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements made under the captions “Business” (Item 1) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7), the notes to our audited financial statements (Item 8) and elsewhere in this Annual Report on Form 10-K, as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include (without limitation) statements regarding planned or expected studies and trials of oral formulations that utilize our eligen® technology; the timing of the development and commercialization of our  product candidates or potential products that may be developed using our eligen® technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and the other factors discussed in connection with any forward-looking statements.

ITEM 1.    BUSINESS

Overview of Emisphere

          Introduction

          Emisphere Technologies, Inc. (“Emisphere”, “our”, “us” or “we”) is seeking to overcome one of the most challenging technical hurdles in the pharmaceutical industry – the oral delivery of medicines not currently available in oral form. We have product candidates in development across a broad range of therapeutic areas, including cardiovascular disease, diabetes, osteoporosis, growth disorders, asthma and allergies, obesity and infectious diseases. We have not yet obtained regulatory approval for sales of any of our product candidates. Further information can be found on our website:  www.emisphere.com. The contents of that website are not incorporated herein by reference thereto. Investor related questions should be directed to investorrelations@emisphere.com.

          History

           Emisphere was originally founded as Clinical Technologies Associates, Inc. in 1986.  We conducted an initial public offering in 1989, and were listed on NASDAQ under the ticker symbol “CTAI”.  In 1990 we decided to focus on our oral drug delivery technology, now known as the eligen® technology.  In 1991, we changed our name to Emisphere Technologies, Inc., and we continued to be listed on NASDAQ, under the new ticker symbol, “EMIS”.

          The eligen® Technology

          The eligen® technology is a broadly applicable proprietary oral drug delivery technology based on the use of proprietary, synthetic chemical compounds known as EMISPHERE® delivery agents, or “carriers.” These delivery agents facilitate and/or enable the transport of therapeutic macromolecules (such as proteins, peptides, and polysaccharides) across biological membranes such as the small intestine. We believe that our eligen® technology makes it possible to orally deliver a therapeutic macromolecule without altering its chemical composition or compromising the integrity of biological membranes.

          Business Strategy

          Our core business strategy is to develop oral forms of parenteral drugs, either alone or with corporate partners, by applying the eligen® technology to those drugs. Typically, the parenteral drugs that we target have received regulatory approval, have demonstrated safety and efficacy, and are currently available on the market. We believe that focusing on the oral delivery of these types of product candidates increases our probability of successfully executing our business strategy.

          As part of our business strategy, we often collaborate with pharmaceutical companies in pre-clinical and Phase I studies to determine if one or more of our carriers will facilitate the oral delivery of a particular drug candidate.  Our direct costs of such studies are often reimbursed to us by our collaborative partner.  Occasionally we conduct such studies on our own with the expectation that we will secure a partner upon successful completion of such studies.  Since our inception, we have progressed nine different drug candidates through such feasibility studies.  Later stage clinical trials may not support the findings of these early stage studies.  The amount of additional time and money required to obtain regulatory approval for sale of these drug candidates is difficult to determine but is often at least several years, and millions of dollars.

          Product Candidates in Development

          The following table sets forth the therapeutic areas for which we are developing product candidates, either alone or with corporate partners, the candidates currently in development, the present stage of clinical development, and the identity of our corporate partner for partnered programs, as previously reported by Emisphere or the partner.

THERAPEUTIC AREA	DRUG CANDIDATES	STAGE OF DEVELOPMENT	PARTNER

Cardiovascular	Oral Unfractionated Heparin	Phase III (1)	Self-developed

	Oral Low Molecular Weight Heparin (“LMWH”) (2)	Phase I	Self-developed

Osteoporosis	Oral Salmon Calcitonin (“sCT”)	Phase IIa	Novartis Pharma AG

	Oral Recombinant Parathyroid Hormone (teriparatide; “PTH 1-34”)	Phase I	Novartis Pharma AG (3)

Bone-related diseases	Partner proprietary small molecule compounds	Phase I	Roche

Growth Disorders	Oral Recombinant Human Growth Hormone (somatropin; “rhGH”)	Phase I	Novartis Pharma AG (5)

Diabetes	Oral Insulin Oral Glucagon-Like Peptides (“GLPs”)	Phase I (6) Pre-clinical (4)	Self-developed Self-developed

Asthma/Allergies	Oral Cromolyn Sodium	Phase I	Self-developed

Obesity	Oral Ciliary Neutrophic Growth Factor (“CNTF”) Oral PYY3-36	Pre-clinical (4) Pre-clinical (4)	Self-developed Self-developed

Anti-infectives	Oral Anthrax Antigen	Pre-clinical (4)	US Army Medical Research Institute of Infectious Diseases

          (1)          We previously developed a liquid form of oral heparin and in 2000 initiated a Phase III clinical trial that was completed in early 2002. The trial did not meet its endpoint of superiority to LOVENOX®, a leading low molecular weight heparin. Current development involves solid forms of oral heparin.

          (2)          We have an agreement with a producer of LMWH to supply us a proprietary LMWH and in 2003 we conducted a Phase I study with this producer.  Either party may terminate this agreement with or without cause on sixty days’ notice to the other party.  While our development of an oral LMWH product is dependent on having a source of LMWH, we believe that we could secure a replacement supplier of LMWH if our current supply arrangement were to be terminated.  In 1991 we conducted a Phase I study with a different LMWH product.

          (3)          As noted elsewhere in this annual report, we had previously partnered this program with Eli Lilly and Company (“Lilly”).  We are currently in litigation with Lilly and have given Lilly a notice of termination of our agreements with them.  Closing arguments have been completed and we are awaiting a decision of the court. On December 1, 2004, we entered into a new arrangement with Novartis Pharma AG to develop this product candidate, should we be successful in fully reacquiring our rights from Lilly for this candidate.

          (4)          “Pre-clinical” is defined as investigating safety of a product candidate in a controlled laboratory environment and establishing activity in standard animal models. We have not filed an IND with the U.S. Food and Drug Administration (“FDA”) for product candidates described as “Pre-clinical”.

          (5)          Originally partnered with Lilly. We reacquired all rights in 2003 and have partnered with Novartis Pharma AG to develop this candidate.

          (6)          We conducted a 13-patient clinical trial to investigate safety and confirm efficacy of the EMISPHERE oral insulin tablet using a multiple dose regimen. A clinical trial that includes human testing and predetermined endpoints qualifies as a Phase II trial, however, the limited number of patients in the trial could cause the trial to be viewed as a Phase I trial.

          Recent Developments

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of December 31, 2004, our accumulated deficit was approximately $333 million.  Our net loss was $37.5 million, $44.9 million and $71.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our cash outlays from operations and capital expenditures were $23.5 million for 2004. Our stockholders’ equity decreased from $67.5 million as of December 31, 2002 to a stockholders’ deficit of $11.3 million as of December 31, 2004.  We have also made substantial debt payments to Elan and have commitments to make additional payments during 2005. We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2004 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations through the end of the second quarter of 2005.  Should we be unable to raise needed capital by April 2005, we have developed a plan whereby we would significantly decrease operating costs by reducing our workforce and scaling back research and development efforts.  These decreases would allow us to continue to operate through December 31, 2005. However, if our restructuring efforts as discussed herein are not sufficient due to unanticipated costs and expenses, we may be required to discontinue, shutdown, or cease operations. We are continuing to address our liquidity issues through various means including the financing matters discussed below.

          On December 27, 2004, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Kingsbridge Capital Limited (“Kingsbridge”), providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006.  In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  Under the terms of the Common Stock Purchase Agreement, we may, at our election, draw funds from Kingsbridge in amounts up to 3% of our market capitalization at the time of the draw.  Only one drawdown is permitted per drawdown pricing period, which is a period of 15 days, with a minimum of 5 trading days between each drawdown pricing period.  In exchange for each draw, we will sell to Kingsbridge newly issued shares of our common stock priced at a discount of between 8-12% of the average trading price of our common stock during the financing period, with the reduced discount applying if the price of the common stock is equal to or greater than $8.50 per share.  We will set the minimum acceptable purchase price of any shares to be issued to Kingsbridge during the term of the Common Stock Purchase Agreement, which, in no event, may be less than $2.00 per share.  Our right to begin drawing funds will commence upon the SEC’s declaring effective a registration statement to be filed by us.  We are under no obligation to access any of the capital available under the Common Stock Purchase Agreement.  Kingsbridge may terminate this agreement based on material adverse effects on our business, operations, properties or financial condition excluding material adverse effects relating to formation or dissolution of partnerships or the results of any clinical trials.  In addition, we can effect other debt and equity financings without restriction, provided that such financings do not use any floating or other post-issuance adjustable discount to the market price of our common stock.  Kingsbridge is precluded from short selling any of our common stock during the term of the Common Stock Purchase Agreement.

          On December 1, 2004 we issued a $10 million convertible note (the “Novartis Note”) to Novartis Pharma AG (“Novartis”) in connection with a new research collaboration option relating to the development of PTH 1-34. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of our common stock outstanding, that at the time of such conversion no event of default under the Novartis Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Under the Novartis Note, an event of default shall be deemed to have occurred if we default on the payment of the principal amount of, and accrued and unpaid interest on, the Novartis Note upon maturity, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty, we fail to timely cure a default in the payment of any other indebtedness in excess of a certain material threshold, or there occurs an acceleration of indebtedness in excess of that threshold, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain material threshold, we become entitled to terminate the registration of our securities or the filing of reports under the Securities Exchange Act of 1934, our common stock is delisted from Nasdaq, we experience a change of control (including by, among other things, a change in the composition of a majority of our board (other than as approved by the board) in any one-year period, a merger which results in our stockholders holding shares that represent less than a majority of the voting power of the merged entity, and any other acquisition by a third party of shares that represent a majority of the voting power of the company), we sell substantially all of our assets, or we are effectively unable to honor or perform our obligations under the new research collaboration option relating to the development of PTH 1-34. Upon the occurrence of any such event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred.

          In 1996, we entered into a joint venture with Elan Pharmaceuticals Inc. (“Elan”) to develop oral heparin.  In connection with the re-purchase of Elan’s joint venture interest in 1999, we issued a zero coupon note (the “Original Elan Note”) to Elan.  The Original Elan Note had an issue price of $20 million and an original issue discount at maturity of $35 million and a maturity date of July 2, 2006.  On December 27, 2004, we entered into a Security Purchase Agreement (the “Security Purchase Agreement”) with Elan, providing for our purchase of our indebtedness to Elan under the Original Elan Note.  The value of the Original Elan Note plus accrued interest on December 27, 2004 was approximately $44 million.  Pursuant to the Security Purchase Agreement, we paid Elan $13 million and issued to Elan 600,000 shares of our common stock with a market value of approximately $2 million. Also, we issued to Elan a new zero coupon note with an issue price of approximately $29 million (the “Modified Elan Note”), representing the accrued value of the Original Elan Note minus the sum of the cash payment and the value of the 600,000 shares. Under the Security Purchase Agreement, we have the right to make a cash payment of $7 million and issue 323,077 shares on April 29, 2005 and a final cash payment of $6 million and the issuance of 276,923 shares of our common stock on June 30, 2005 in exchange for the remaining balance of the Modified Elan Note.  Alternatively, prior to March 31, 2005, we have the right to make a cash payment of $13 million, and issue to Elan a warrant to purchase 600,000 shares of our common stock (with an exercise price equal to the volume weighted average price for our common stock for the period of twenty consecutive trading days ending on the trading day immediately preceding the date of issuance of such warrant) in exchange for the Modified Elan Note. We may also defer the cash payments and the common stock issuances to a date not later than September 30, 2005.  If we exercise that right and elect to defer the $7 million installment due on April 29, 2005, we are required to issue to Elan an adjusted modified note (the “Adjusted Note”) equal to the outstanding balance of the Modified Elan Note plus approximately $2 million (the value of the 600,000 shares issued on December 27, 2004) in exchange for the Modified Elan Note and we will be obligated to pay Elan $250 thousand per month for each month during which the Adjusted Note remains outstanding.  If we do not complete the payments and the common stock issuances by September 30, 2005, we will be obligated to continue the payment of $250 thousand per month until the full repayment of the Adjusted Note any time between September 30, 2005 and the maturity date of the Original Elan Note (July 2, 2006).

Overview of Drug Delivery Industry

          The drug delivery industry develops technologies for the improved administration of therapeutic macromolecules with the goal of expanding markets for existing products and extending drug franchises. Drug delivery companies also seek to develop products on their own that would be patent protected by applying proprietary technologies to off-patent pharmaceutical products. Primarily, drug delivery technologies are focused on improving safety, efficacy, ease of patient use and patient compliance. Pharmaceutical and biotechnology companies consider improved drug delivery as a means of gaining competitive advantage over their peers.

          Therapeutic macromolecules, of which proteins are the largest sub-class, are prime targets for the drug delivery industry for two reasons.  First, therapeutic macromolecules address large markets for which there is an established medical need. These drugs are widely used, as physicians are familiar with them and are accustomed to prescribing them. Second, therapeutic macromolecules are significantly enhanced through alternative delivery. These medicines are comprised of proteins and other large or highly charged molecules that, if orally administered under traditional oral delivery methods, would degrade in the stomach or intestine before they are absorbed into the bloodstream. Therefore, they are administered parenterally. Parenteral administration is undesirable, however, for many reasons, including patient discomfort, inconvenience and risk of infection. Poor patient acceptance of parenteral therapies, and poor compliance with such therapies, can lead to medical complications. In addition, parenteral therapies can often require incremental costs associated with administration in hospitals or doctors’ offices.

          Previously published research indicates that patient acceptance of and adherence to a dosing regimen is higher for orally delivered medications than it is for non-orally delivered medications. Our business strategy is based upon our belief that the development of an efficient and safe oral delivery system for therapeutic macromolecules represents a significant commercial opportunity. We believe that more patients will take orally delivered drugs more often, spurring market expansion.

Leading Current Approaches to Drug Delivery

          Transdermal (via the skin) and “Needleless” Injection

          The size of most macromolecules makes penetration of the skin inefficient or ineffective. Some peptides and proteins can be transported across the skin barrier into the bloodstream using high-pressure “needleless” injection devices. The devices, which inject proteins through the skin into the body, have been available for many years. We believe these devices have not been well accepted due to patient discomfort, relatively high cost, and the inconvenience of placing the drugs into the device.

          Nasal (via the nose)

          The nasal route (through the membranes of the nasal passage) of drug administration has been limited by low and variable bioavailability for proteins and peptides. As a result, penetration enhancers often are used with nasal delivery to increase bioavailability. These enhancers may cause local irritation to the nasal tissue and may result in safety concerns with long-term use. A limited number of peptides using nasal delivery have been approved for marketing in the United States including MIACALCIN®, developed by Novartis as an osteoporosis therapy, a therapeutic area we have targeted.

          Pulmonary (via the lung)

          Pulmonary delivery (through the membranes of the lungs) of drugs is emerging as a delivery route for large molecules. Although local delivery of respiratory drugs to the lungs is common, the systemic delivery (i.e., delivery of the drugs to the peripheral vasculature) of macromolecule drugs is less common because it requires new formulations and delivery technologies to achieve efficient, safe and reproducible dosing.

          Intraoral (via the membranes in the mouth)

          Intraoral delivery is also emerging as a delivery route for large molecules. Buccal delivery (through the membrane of the cheek) and sublingual delivery (through the membrane under the tongue) are forms of intraoral delivery.

          Oral (via the mouth)

          We believe that the oral method of administration is the most “patient-friendly” option, in that it offers convenience, is a familiar method of administration that enables increased compliance and, for some therapies, is considered the most physiologically appropriate.  We and other drug delivery and pharmaceutical companies have developed or are developing technologies for oral delivery of drugs.  We believe that our eligen® technology, however, provides an important competitive advantage in the oral drug delivery route of administration because it does not alter the chemical composition of the therapeutic macromolecules. We have conducted over 100,000 human dosings and have witnessed no serious adverse events that can be attributed to the EMISPHERE® delivery agents dosed or the mechanism of the eligen® technology.

          In general, we believe that oral administration will be preferred to other methods of administration.  However, such preference may be offset by possible negative attributes of orally administered drugs such as the quantity or frequency of the dosage, the physical size of the capsule or tablet being swallowed or the taste.  For example, in the PROTECT Trial, patient compliance was hindered by patients’ distaste for the liquid being administered.

The eligen® Technology

          Our oral drug delivery technology, the eligen® technology, is based upon proprietary, synthetic chemical compounds known as EMISPHERE® delivery agents (or “carriers”) that facilitate or enable the transport of therapeutic macromolecules across biological membranes, such as the membranes of the small intestine. We have orally delivered in early stage testing the following therapeutic macromolecules:  heparin, insulin, PTH 1-34, rhGH, and salmon calcitonin in humans, and over 40 other compounds in laboratory animals.  In addition, we have demonstrated oral delivery in humans of other compounds that are not macromolecules but are poorly absorbed, such as cromolyn sodium. We have not successfully completed a Phase III trial with respect to any of our product candidates nor have we received any regulatory approvals for sales of any of our product candidates. We believe based on our testing to date, including animal studies and early-stage clinical trials, that the EMISPHERE® delivery agents use a natural transport process in the body (passive transcellular transport) that enables therapeutic macromolecules to cross membranes. Also, we believe that the eligen® technology changes only the shape of the therapeutic macromolecule and not its chemical composition. Under physiological conditions, protein molecules naturally exist in many different shapes, or conformations.  Some of these conformations can be transported across the cell membranes. Our hypothesis is that once the therapeutic macromolecule crosses the membrane, the delivery agent separates from the macromolecule and the drug reestablishes its natural shape, thereby allowing it to remain therapeutically active.

          We have designed and synthesized a library of over 3,000 delivery agents and continue to evaluate our delivery agents for their ability to facilitate the delivery of therapeutic macromolecules across biological membranes.

Key Characteristics of the eligen® Technology

          Based on our testing to date, including animal studies and early-stage clinical trials, we believe that our oral drug delivery technology has competitive advantages, including:

•	EMISPHERE® delivery agents are applicable across a diverse group of molecules such as proteins, peptides, carbohydrates, polar organics, and other compounds;

•	Oral drug delivery using the eligen® technology does not rely upon the addition of other agents that can have adverse effects on the intestinal membranes or digestion;

•	We have created various types of oral formulations, including solutions, suspensions, tablets and capsules;

•	We believe our eligen® technology is applicable to controlled release dosage forms; and

•

We believe that the technology and manufacturing equipment required to produce EMISPHERE® delivery agent material in commercial quantities is readily available based on discussions with multiple manufacturers and based on such manufacturers’ current capacities to produce similar material.

Therapeutic Indications

          Cardiovascular (Anti-thrombosis)

          Unfractionated heparin (“UFH”) and low molecular weight heparin (“LMWH”) are widely used anti-thrombotics/anti-coagulants. These agents are primarily indicated for treating and preventing post-surgical deep vein thrombosis (blood clots following major surgery) (“DVT”) and more severe sequelae, e.g., pulmonary embolism. Also, these drugs are frequently prescribed for acute myocardial infarction, graft surgery, stroke and unstable angina. The most common indications for heparin therapy are the prevention of venous thrombosis (blood clots) following surgical procedures lasting longer than 30 minutes (especially orthopedic, pelvic, abdominal, trauma, angioplastic or heart surgery).  According to the website www.dvt.org (maintained by the University of Massachusetts Medical School), the risk of developing DVT following major surgery can range as high as seventy percent.  DVT treatment generally includes about five to ten days of heparin treatment, continued by months of orally administered warfarin. Currently, all forms of heparin are administered as either a continuous intravenous infusion or a subcutaneous injection.

          According to published reports in The Lancet and the Journal of Bone and Joint Surgery, recent studies indicate that a longer prophylaxis regimen (extending the duration of heparin preventative therapy from the current standard of practice) would benefit patients following major surgery. We believe that compliance would be improved if a commercially viable oral form of UFH or LMWH was available because patients could be more inclined to comply with this type of dosage compared to parenteral forms. Preventative therapy is typically recommended for at least 10 to 14 days post-surgery. However, several studies indicate that longer heparin prophylaxis (preferably for 30 days) is optimal because the risk of DVT remains high throughout this period. We believe our oral heparin product candidate would be a desirable therapy in this 30-day period.  Without DVT prophylaxis, the incidence of DVT in certain post surgical states is often greater than 50%.  Heparin is often considered the anti-coagulant of choice for the prevention and treatment of cardiovascular complications, such as DVT or blood clots and pulmonary embolism in high-risk, hospitalized patients. Typically, heparin is favored by clinicians over warfarin because heparin is more effective, produces a rapid onset of anti-coagulation activity, has a shorter physiological half-life, and is indicated in fewer drug-drug interactions than many FDA approved drugs. In addition, warfarin requires frequent patient monitoring. A major disadvantage of heparin therapy is the requirement for subcutaneous administration.

          We believe that our solid oral heparin and LMWH candidates could penetrate and expand existing heparin markets. We anticipate that new markets for the heparins will be created based on recently reported studies published by the American Heart Association and the New England Journal of Medicine indicating that UFH may have utility for indications other than anti-coagulation and anti-thrombosis. These indications include: unstable angina, arterial fibrillation, acute myocardial infarction, angioplasty, stent placement, coronary artery bypass graft, pulmonary embolism and stroke. In addition, a growing body of pre-clinical and clinical data indicates that heparin has potent anti-inflammatory and anti-cancer properties and the studies mentioned above indicate that heparin has been shown to be beneficial as a treatment for inflammatory bowel disease, rheumatoid arthritis, asthma, psoriasis, transplant rejection and proteinurias.

          We believe that oral heparin could be considered a more convenient and “patient-friendly” therapy than injectable heparin by both patients and physicians, and could open the at-home market to heparin by replacing warfarin and injectable LMWH use. Also, we believe that our oral heparin product candidates ultimately could enable an extended dosing regimen and be applicable for a wide range of anti-coagulant/anti-thrombotic uses.

          Our Oral Heparin Program

          We are evaluating solid oral heparin prototypes, including capsule and tablet forms of UFH and LMWH, using our delivery agent, SNAC. SNAC was administered as Heparin/SNAC oral solution in a Phase III study of over 2,000 patients that we refer to as the “PROTECT trial”.

          Heparin, a polysaccharide, represents a significant formulation challenge for our eligen® technology because the potency of heparin is significantly lower than most existing macromolecule drugs, requiring a large dose of heparin, which combined with the carrier SNAC, results in both a large solid dosage form and a large number of tablets or capsules per dose. Since 2002, we have significantly reduced the necessary dose by using both traditional formulation techniques and eligen® technology-specific techniques. We believe that reducing the size of the dosage form and the number of tablets or capsules per dose would provide the most patient-preferred and commercially viable solid dosage form. We are continuing our efforts to optimize a solid oral UFH dosage form and have produced improved solid formulations with additional performance enhancements.

          In December 2002, at the American Society of Hematology (“ASH”) Annual Meeting, we presented positive outcomes from a Phase I clinical study evaluating two solid oral UFH formulations, in tablet and capsule forms. For each solid dosage form which made use of our eligen® technology, the data demonstrated that an effect on blood coagulation was achieved consistent with therapeutic levels that are acceptable in known heparin indications, without any tolerability issues. In addition, the total quantity of material was significantly reduced in both formulations from the oral liquid formulation and the physical blend in a capsule used in previous studies.

          In the first quarter of 2004, we selected prototype formulations in the forms of a tablet and capsule for production and Phase I clinical testing in the United States.  That testing was completed in June 2004, and in August 2004, we announced that we selected a soft gelatin capsule formulation of UFH that achieved clinically significant delivery of heparin. This formulation was chosen after the evaluation of results from a Phase I clinical trial comparing various oral dosage formulations of EMISPHERE® Heparin/SNAC to our liquid UFH formulation that was previously tested in the PROTECT trial.

          The randomized, open label, cross-over placebo controlled single blind study, conducted in 15 healthy volunteers, evaluated anti-coagulant activity before and after the administration of four new oral dosage forms of UFH. The new formulations consisted of tablets and soft-gel capsules. Each subject was also administered our liquid UFH formulation and SNAC (Emisphere’s proprietary delivery agent) alone, as a control arm.

          Following each dose, subjects were evaluated for anticoagulation activity, by measurement of anti-Factors Xa and IIa and activated partial thromboplastin time that demonstrate the presence of pharmacologically active heparin in blood. Three of the four new formulations delivered heparin as well or better than the liquid formulation. Subjects treated with SNAC alone showed no change from baseline in anti-coagulant activity. No serious adverse events considered to be related to Heparin/SNAC were reported in the study.

          Both soft gelatin capsule formulations contained less UFH and SNAC per dose than the previously tested liquid formulation yet consistently demonstrated significant improvements over the liquid dose in delivering UFH.

          With an established database on safety from our PROTECT trial, we believe we are well positioned to rapidly bring our new formulation forward into late-stage clinical trials.

          Our PROTECT Phase III Trial (Discontinued Liquid Dosage Form)

          We discontinued our liquid oral heparin program in 2002 following confirmed failure of the trial to meet its predetermined endpoints.  We conducted a multinational Phase III program with a liquid formulation of oral heparin. We refer to the multi-center, double-blind, double-dummy Phase III trial as the “PROTECT” (PRophylaxis with Oral SNAC/heparin against ThromboEmbolic Complications following Total hip replacement surgery) trial.

          The PROTECT Trial enrolled 2,288 patients to evaluate the safety and efficacy of a solution oral heparin formulation using our eligen® oral drug delivery technology for the prevention of DVT in total hip replacement surgery patients (a surgical patient population that historically has had among the highest rate of DVT). The goal of the PROTECT trial was to demonstrate the superior efficacy and comparable safety of our oral heparin when dosed postoperatively for a 30-day regimen, as compared to injectable enoxaparin, when dosed postoperatively for a 10-day regimen. A 10-day regimen of injectable enoxaparin, marketed by Aventis Pharma SA under the LOVENOX trademark, is the standard of care in the prevention of DVT, as determined by the American College of Chest Physicians’ Sixth Consensus Conference.

          The endpoint of the PROTECT trial was DVT occurrence in the 30 days following surgery, or pulmonary embolism or death. Investigators at more than 120 international sites evaluated a liquid form of heparin, consisting of the EMISPHERE® delivery agent SNAC in combination with unfractionated heparin, when dosed orally in a 30-day regimen, compared to enoxaparin, when dosed subcutaneously (by injection) in a 10-day regimen. Total DVTs were determined by bilateral venogram, the standard measurement for clinical trials evaluating agents designed to prevent DVTs, measured at 30 days following surgery. A team of radiologists at Boston’s Massachusetts General Hospital read all the venographies produced to determine the presence of a blood clot (thrombus).

          On May 14, 2002, we announced initial results from the PROTECT trial which did not demonstrate the superiority of oral liquid heparin, when dosed in a 30-day treatment regimen, compared to enoxaparin administered by injection in a 10-day dosing regimen in preventing DVTs. However, the data from the study suggested that the lower than expected efficacy net result may have been due to the poor taste of the liquid dosage form, and that a more tolerable dosage form (e.g., capsule or tablet) would result in higher patient acceptability. The trial sought to demonstrate clinical superiority of oral liquid heparin over injectable LOVENOX® by demonstrating at least an absolute 10% reduction in DVT events as a result of extended oral liquid heparin dosing as compared to ten days of dosing of injectable LOVENOX®.

          In December 2002, we presented an analysis of the study at the 44th annual meeting of the American Society of Hematology. The data demonstrated for the first time that the macromolecule heparin could be delivered into the bloodstream of a patient following dosing in an oral form. However, a liquid formulation of oral heparin in a 30-day treatment regimen was deemed to have poor tolerability due to its taste.

          In a second Phase III trial, we hope to leverage the extensive safety database that we now have for SNAC, the EMISPHERE® delivery agent that was used in the PROTECT trial. We are evaluating the application of that safety database to supplement additional efficacy data from planned Phase III trials for the solid form of oral heparin for potential utility toward future regulatory submissions to the FDA for the Heparin/SNAC product.

          Diabetes

          According to statistics provided by the World Health Organization and the American Diabetes Association, approximately 177 million people worldwide are afflicted by diabetes, with approximately 18 million of those afflicted residing in the United States. Nearly one-third of all individuals in the United States suffering from diabetes are unaware that they have this chronic disease. There are two principal types of diabetes:

          Type 1 - An autoimmune disease in which the body does not produce any insulin.  Type 1 diabetes typically appears initially in children and young adults. Type 1 diabetics must receive multiple daily insulin injections to stay alive.  Type 1 diabetes accounts for approximately 5-10% of total diabetes cases.

          Type 2 - A metabolic disorder resulting from the body’s inability to properly utilize or produce adequate amounts of insulin. Type 2 diabetics account for approximately 90-95% of diabetes cases.  Reportedly, the incidence of Type 2 diabetes is rising rapidly as a result of an aging population, greater prevalence of obesity, and a more sedentary lifestyle.  Type 2 diabetes is also being diagnosed in younger patients as compared to historical observations.

          According to the publicly filed annual reports of leading insulin manufacturers, worldwide sales of insulin exceeded $5.8 billion in 2003.  Although diet, exercise and non-insulin medications are often used to control the disease, approximately 40% of all Type 2 diabetics use insulin to control the disease, accounting for approximately 50% of total insulin use. Although many more Type 2 diabetics could benefit from insulin therapy, use of the drug has been limited because it is administered by injection. We believe that a successful oral insulin therapy could, depending on factors such as the quantity and frequency of the dosage, the physical size of the tablet or capsule being swallowed or the taste, facilitate compliance for diabetic patients who are not diligent with their prescribed injection regimens, and enable those patients adverse to injections to adopt insulin therapy at an earlier stage of the disease.

          Based on previously published research, we believe that oral insulin delivery is consistent with the physiology of natural secretion of insulin from the pancreas, which travels to the liver prior to being distributed to the peripheral circulation. We believe that our orally delivered insulin likewise travels to the liver prior to being distributed to the peripheral circulation. In comparison, also based on previously published research, we believe that injected insulin, like other non-oral insulin therapies, is administered into the general (systemic) circulatory system first and then to the liver. We believe that as a result, injectable insulin results in higher circulating insulin levels than oral insulin. Chronic excess insulin in the general circulation (known as hyperinsulinemia) is thought to contribute to certain diabetic patient complications.

          Furthermore, we believe that the pharmacological profile of our oral insulin to date, namely, the onset and duration of action, has been consistent with the physiological profile of naturally secreted insulin from the pancreas, especially under fed conditions. For the foregoing reasons, we believe that, aside from the convenience benefits, orally delivered insulin, with the appropriate clinical attributes, may provide an alternative therapy with fewer complications when compared to existing medical diabetes treatments.

          Our Oral Insulin Program

          In June 2001, we entered an oral unformulated dosage of insulin using an EMISPHERE® delivery agent into proof-of-concept Phase I clinical testing.  There were 29 treatment-emergent adverse events during this study, of which 14 were considered to be related to medication.  The most frequent related adverse event was hypoglycemia which occurred once in each of four subjects.  Overall, the treatments were safe and well tolerated.

          In October 2001, we completed a Phase I study using the most promising EMISPHERE® delivery agent selected for insulin. The resulting data were used to support the testing of this unformulated dosage in early-stage Type 2 diabetic patients.  Overall the safety profiles for combined treatments were good; however, 3 subjects following 150 unit dosings required food and drink due to hypoglycemia.  All 8 subjects required rescue treatments due to hypoglycemia following 10 unit subcutaneous insulin dosings.

          In November 2001, we completed a Phase I trial testing oral insulin in Type 2 diabetic patients upon completing a “euglycemic clamp study” (a study in which insulin and glucose are infused intravenously at different doses to see what levels of insulin control different levels of glucose).  No adverse events were observed in this study and the results were found to be statistically significant.

          In June 2002, in an oral presentation and media briefing at the annual meeting of the American Diabetes Association in San Francisco, we presented proof-of-concept preliminary clinical results from a Phase I study conducted in Europe, which showed that an early capsule prototype of oral insulin using the eligen® technology resulted in absorption from the gastrointestinal tract. The data also demonstrated significant reductions in blood glucose levels.  Although not directly compared in this trial, the reductions in blood glucose levels were consistent with reductions in glucose seen with injectable insulin. No serious adverse events were reported.

          The double-blind, placebo-controlled study consisted of the administration of insulin with an EMISPHERE® delivery agent in capsule form to a total of 20 healthy human volunteers in the fasted state who received five different dose regimens, ranging from 100 to 150 units of insulin and 100 mg to 600 mg of delivery agent, and a subcutaneous control, with another two subjects who received placebo. Nine subjects received only the delivery agent. The study demonstrated that the orally delivered insulin had favorable pharmacokinetic and pharmacodynamic profiles, in that systemic blood insulin levels peaked within 25 minutes. Such favorable profiles are considered to be significant by physicians, in general, because the primary potential use of oral insulin would be before meals, and the more rapid the delivery, the better patients can time their medication to their meal. We believe that this data and the data from the 2001 studies provide proof-of-concept for our oral drug delivery technology with insulin as evaluated in healthy, fasted volunteers.

          In March 2003, we announced completion of a Phase I study in early-stage Type 2 diabetic patients designed to demonstrate the pharmacokinetics and absorption of insulin, and subsequent effects on blood glucose of this product candidate following a standardized meal. The placebo controlled, crossover study evaluated two oral doses of insulin. Patients received one capsule containing 5.6 mg (150 units) of insulin and 200 mg of EMISPHERE® delivery agent or two capsules containing a total of 11 mg (300 units) of insulin and 400 mg of EMISPHERE® delivery agent. The study compared the two oral unformulated dosages to a fast-acting injectable insulin in fourteen patients with Type 2 diabetes who had received a standardized solid meal (722 kcal). The study also included a placebo group. For the 11 mg dose, the data demonstrated that unformulated oral insulin dosages, when administered 30 minutes prior to the standardized meal, reduced post-prandial glucose excursion (the rise in blood sugar following a meal) and produced a marked increase in systemic insulin levels and a concomitant reduction in C-peptide (a marker of endogenous insulin production) as compared to the placebo. In addition, plasma insulin concentrations peaked faster using our oral unformulated dosage as compared to fast acting injectable insulin (30 minutes with oral versus approximately 45 minutes typically seen with injectable formulations). Similar results were observed in certain patients given the 5.6 mg dose, who received the same standardized meal. The study produced evidence that one or two capsules could impact post-prandial blood glucose in certain early-stage Type 2 diabetic patients and demonstrated favorable pharmacokinetics. No serious adverse events were reported.  All study treatments were safe and well tolerated with few hypoglycemic episodes occurring mainly after subcutaneous injection of 12 unit fast-acting insulin.

          In June of 2003, we presented preliminary data at the annual meeting of the American Diabetes Association from two EMISPHERE® oral insulin capsule Phase I studies. The first study (“the overnight study”), presented in a poster session, was conducted to determine if the administration of the EMISPHERE® oral insulin prototype capsules at bedtime could exert effects on overnight-fasting glucose homeostasis and insulin secretion in early-stage Type 2 diabetics. The overnight study summary conclusion was that the amount of oral insulin delivered reduced fasting glucose levels the following morning. The prototype of oral insulin was well-tolerated and no serious adverse events were reported. The second study (“the glucose clamp study”), presented in a plenary session, was a proof-of-concept study conducted in early-stage Type 2 diabetics to assess insulin secretion and resistance following the administration of two oral insulin prototype capsules containing a total of 11 mg insulin (300 units) when a simultaneous infusion of glucose was administered. The data demonstrated that relative biopotency of oral insulin was 32% (mean) in the first hour after administration, which is the most critical time period when the first-phase insulin response should be replicated in a Type 2 diabetic. No serious adverse events were observed in this study.  All 24 subjects who passed screening completed the study.  The safety profiles conducted following administration of the EMISPHERE® delivery agent oral/4-CNAB were excellent, with only one minor adverse event.  There were no hypoglycemic events.

          In November 2003, we announced preliminary data from a Phase I study evaluating a tablet prototype of EMISPHERE® oral insulin. These data were presented at the Fifth Annual Diabetes Technology Meeting.   Data from the study demonstrated that a practical tablet dosage form totaling 11 mg (300 units) of insulin and 160 mg of EMISPHERE® delivery agent could reduce post-prandial glucose excursion when administered in the pre-prandial state ten minutes prior to a standard, American Diabetes Association breakfast.

          In the fourth quarter of 2003, we completed the clinical dosing portion of our first multiple dosing with the EMISPHERE® oral insulin tablet prototype when dosed in Type 2 diabetics. The 13-patient Phase I study, consisting of seven treated patients and six control patients, evaluated the safety, effect and tolerability of the oral insulin tablets when administered four times daily over a two-week period.  The study was conducted at PROFIL Institute, an internationally recognized diabetes research center in Neuss, Germany.  The study enrolled Type 2 diabetic patients treated with diet alone (HbA1C<8.0%).  After baseline assessments, patients were randomized to active treatment (two tablets containing a total of 300 units of insulin/160 mg EMISPHERE® delivery agent) or controlled treatment (two tablets containing a total of 200 mg EMISPHERE® delivery agent), four times daily (10 minutes before meals and at bedtime).

          In January 2004, we announced that the preliminary data indicated that repeated administration of our oral insulin was not associated with clinically relevant hypoglycemic events, an adverse complication that is often associated with injected insulin and other anti-diabetic treatments while the oral insulin did impact positively on a number of clinically relevant diabetic endpoints.

          In June 2004, we presented results from our multiple-dose 13-patient Phase I clinical study at the 64th Scientific Sessions of the American Diabetes Association. The results were presented in a late-breaker session (abstract #8-LB) by lead investigator, Tim Heise, M.D. of PROFIL Institute. The study’s results indicated that treatment with Emisphere® oral insulin over 14 days was well-tolerated, led to improvements in post-prandial blood glucose concentrations both under oral glucose tolerance test (“OGTT”) and standardized meal conditions, and tended to improve fasting blood glucose concentrations and insulin resistance.

          Patients receiving EMISPHERE® oral insulin tablets for two weeks showed improvement when compared to baseline levels on key testing parameters, including fasting blood glucose (-27 mg/dl; p< 0.1); two-hour, post-load blood glucose following an OGTT (-57mg/dl; p<0.05), a standard clinical marker for assessing a diabetic’s disease state; and, serum fructosamine levels (an indicator of average glycemic control over approximately the previous two weeks). Improvement was also seen in indices of insulin sensitivity (i.e. the Homeostasis Model Assessment index). Specifically, the data demonstrated that after a two week treatment with EMISPHERE® oral insulin, post-prandial blood glucose concentrations were significantly reduced by 19% (p<0.05 vs. baseline). Blood glucose excursions were also significantly reduced. Overall metabolic control was also improved, indicated by a 9% decrease in fructosamine concentrations.

          The control group also experienced improvements in certain parameters, however, most of these improvements were not statistically significant. Improvements in Type 2 diabetics are typically observed within the first two weeks of studies, presumably due to lifestyle modifications. A longer study could address this observation. The study was not powered to demonstrate statistical significance between the active and control groups. A larger sample size would be required to evaluate statistically significant differences between the active and control groups.

          Safety and tolerability findings among patients receiving treatment with the EMISPHERE® oral insulin indicated that the study drug was well tolerated with no serious adverse events. Only two adverse events occurred in the oral insulin group (one patient reported moderate joint pain, another patient suffered from mild headaches that were of short duration). Six adverse events occurred in the control group.

          Despite the tight diabetes control and the frequent blood glucose self-monitoring of the subjects, no hypoglycemic episodes were observed in this study.

          We will continue to develop our oral insulin candidate while seeking a partner for this program. We are continuing a toxicology study that we initiated in late 2003 and Phase I studies related to dosage form development designed to optimize efficiency of delivery. We are also planning a Phase II study that would include exposure to a larger patient population and a longer duration of dosing.  Later stage clinical trials may not support the findings of our early stage trials.

          Bone-related Disease

          Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, leading to bone fragility and an increased susceptibility to fractures. It is a common condition among the elderly – both men and women. The most common consequence of osteoporosis is greatly increased risk of broken bones, especially in the hip region. According to the website www.emedicine.com, osteoporosis is estimated to affect over 10 million Americans, and it is predicted that 1 in 2 women and 1 in 8 men older than 50 years will have an osteoporosis-related fracture in their lifetimes. Several medicines are available to either delay the onset of, or reverse, bone loss. We believe that new therapies currently under development should foster greater patient compliance and ultimately improve the market penetration rate.

          Novartis and Lilly Relationships

          Novartis and Lilly are seeking to commercialize oral forms of their existing nasal and injectable therapies. Roche is seeking to commercialize various treatments in the field as well.  We believe that oral forms of therapy or improved oral forms of therapy would be considered more patient-friendly and would ensure better compliance, especially among the elderly, for the treatment and prevention of osteoporosis.  For information on our product candidates addressing the osteoporosis patient population, see “Ongoing Collaborative Agreements” below.

          Growth Disorders

          Growth hormone is necessary to stimulate growth in children by promoting the growth of muscle and bone. In adults, growth hormone maintains muscle and bone quality. Children that suffer from growth hormone deficiency fail to grow normally without supplemental growth hormone.

          Recombinant human growth hormone (“rhGH”) has been available for many years.  rhGH must be administered by injection, and therefore compliance is particularly difficult in pediatric patients. rhGH therapy requires a long-term commitment by the patient and his or her family to achieve the best results. The prescribed dosing ranges between three and seven injections per week.  Treatment continues for several years until the child has completed puberty or has stopped responding.  rhGH is approved for pediatric growth hormone deficiency, adult growth hormone deficiency, pre-kidney transplantation, and short stature due to chronic kidney disease and Turner’s syndrome.

          Our Oral Recombinant Human Growth Hormone Program

          From 1998 through August 2003, we developed oral rhGH in collaboration with Lilly. In August 2002, Emisphere and Lilly advanced an oral form of rhGH, the largest protein ever evaluated with the eligen® technology, into human testing. In 2003, an early stage clinical study was successfully completed. Results from the study indicated that the oral prototype achieved the desired blood levels and physiological profile of growth hormone. With this study, we demonstrated the utility and acute safety profile of our sixth EMISPHERE® delivery agent to be tested in humans.

          As of August 2003, Lilly returned to us all rights to the oral rhGH program pursuant to the terms of our license agreement. We were not required to provide any consideration to Lilly in exchange for reacquiring the rights to the program.

          On September 23, 2004 we announced a new partnership with Novartis to develop our oral rhGH program.  Under this collaboration, we will work with Novartis to initiate clinical trials of a convenient oral human growth hormone product using the eligen® technology.  Novartis will fully fund the program including all clinical studies.

          Asthma/Allergies

          An allergy is an immune response by the body to certain stimuli in the environment. One of the most common forms of allergy is hay fever, which is estimated to affect as many as 36 million people in the United States. Asthma is a chronic inflammatory disorder of the airways caused by allergens and viral respiratory infections leading to bronchial hyper responsiveness and obstruction of airways. According to the American Academy of Allergies, Asthma and Immunology, more than 20 million Americans have asthma.

          Our Oral Cromolyn Sodium Program

          Cromolyn sodium mitigates allergic reactions by the inhibition of the release of histamine and other chemical mediators from the mast cells. Cromolyn sodium is marketed as an aerosol formulation, eye solution and nasal spray for the treatment of asthma and allergies.

          Cromolyn sodium is a charged organic molecule that has not otherwise been developed in an oral form due to its low oral bioavailability. As such, there is no proof that an oral version would have the same effect as non-oral forms delivered via the nasal, pulmonary, or ocular routes to the systemic circulation.  In November 2001, we announced proof-of-concept Phase I data for this product candidate using an EMISPHERE® delivery agent. The data demonstrated that the drug was absorbed in less than 30 minutes in healthy human subjects. We have conducted additional Phase I dose-ranging studies since 2001 and have found the data to be consistent. In 2002, oral cromolyn sodium entered into proof-of-concept patient testing. We continue to explore improved delivery of cromolyn sodium.

          Obesity

          Obesity is a major health problem in all developed countries. The prevalence of obesity in the United States has increased substantially during the past decade. Nearly two-thirds of adults in the United States are overweight, and nearly one-third are obese, according to data from the 1999-2000 National Health and Nutrition Examination Survey.  A 1998 National Institutes of Health report confirmed that obesity significantly increases a number of health risks, including Type 2 diabetes. The most recent report commissioned by the American Obesity Association estimated that total costs related to overweight and obesity conditions total $102 billion in the United States.  Obesity-related conditions such as stroke and myocardial infarction are estimated to contribute to hundreds of thousands of deaths annually. Current treatment of obesity consists of diet, exercise and other lifestyle changes, and a limited number of drugs.

          Our Oral PYY 3-36 Program

          PYY 3-36, an experimental substance, is a peptide with 34 amino acids. Clinical research experiments are currently underway by academic institutions to evaluate PYY 3-36 relative to the condition of obesity. A factor that would limit the adoption of this therapy, even if proven successful, is the requirement for intravenous delivery of this compound, which will require frequent dosings over long periods of time.

          We have demonstrated that PYY 3-36 can be delivered orally at pharmacologically relevant levels in non-human primate animal models and are developing a solid dosage prototype for testing in humans.

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

          All of our collaborative agreements are subject to termination by our corporate partners, but not by us, without significant financial penalty to them.  Under the terms of these agreements, upon a termination we are entitled to reacquire all rights in our technology at no cost and are free to re-license the technology to other collaborative partners.

          Novartis Pharma AG – Oral Salmon Calcitonin (“sCT”) Program

          In December 1997, we entered into a collaboration agreement with Novartis to develop an oral form of sCT, currently used to treat osteoporosis. sCT is a hormone that inhibits the bone-tissue resorbing activity of specialized bone cells called osteoclasts, enabling the bone to retain more of its mass and functionality. sCT has demonstrated efficacy in increasing lumbar spine bone mineral density and in reducing vertebral fractures. sCT is estimated to be about 30 times more potent than the human version. Synthetic sCT, which is identical to the naturally occurring one, currently is available only as a nasal spray or injectable therapy. Novartis markets synthetic sCT in the United States as MIACALCIN® nasal spray, which is indicated for the treatment of post-menopausal osteoporosis in women greater than five years post menopause with low bone mass.

          Treatment with sCT has been shown to increase bone mineral density in the spine and reduce the risk of new vertebral fractures in post-menopausal women with osteoporosis. It is also used to treat Paget’s disease, a disease that results in, among other things, bone pain and breakdown. In its nasal spray forms, it is believed that sCT’s major advantages are its efficacy resulting from a lack of serious side effects, excellent long-term safety profile and ease of administration. Some studies even suggest that sCT produces an analgesic effect.  Annual worldwide sales of sCT marketed in nasal spray form were approximately $389 million in 2003, of which the U.S. accounts for an estimated $240 million.

          In October 1999, Novartis completed a Phase I clinical study in the United Kingdom, testing a capsule form of sCT utilizing the eligen® technology. The study results, released in January 2000, indicated that Novartis achieved its targeted endpoint of therapeutic sCT blood levels, following oral administration of capsules containing sCT and an EMISPHERE® delivery agent.  We believe that these results demonstrate the successful oral delivery of a protein macromolecule from a solid oral dosage form without chemical modification of the molecule or damage to the biological membrane. In February 2000, Novartis exercised its option to acquire an exclusive license to develop and commercialize oral sCT.

          In February 2003, we announced favorable results of a Phase IIa study conducted by Novartis evaluating the performance in post-menopausal women of an oral tablet form of sCT.  The purpose of the study was to assess the efficacy and safety of various doses of an oral tablet of sCT in post-menopausal women and to confirm the activity of sCT when given orally, as reflected by changes in markers of bone formation or resorption.  Oral sCT was dosed for 90 days in the study, the longest time period that the eligen® technology has been dosed in human testing.  The study demonstrated activity on bone markers over a three month dosing period when the peptide was delivered in combination with the EMISPHERE® delivery agent.  Only two serious adverse events were reported, neither of which were related to the EMISPHERE® delivery agent or to sCT.  The side effects (mainly gastrointestinal in nature) seen with the highest doses of sCT were consistent with those normally seen with high plasma levels of sCT when administered by injection.  These results were presented by Novartis at the American Society of Bone and Mineral Research in September of 2003.

          We are entitled to receive an additional milestone payment (the amount of which is confidential) for oral sCT upon the initiation of Phase III studies by Novartis.  Further development of the oral program will be guided by Novartis.

          Under the sCT agreements, Novartis has an option to an exclusive worldwide license to develop in conjunction with us, make, have made, use and sell products developed under this program.  Novartis also has the right to exercise an option to commence a research collaboration with us on a second compound under this agreement.  Novartis’ rights to certain specified financial terms concerning a license of a second compound have since expired.  We have no payment obligations with respect to this program; we are, however, obligated to collaborate with Novartis by providing access to our technology that is relevant to this program.  We are also obligated to help to manage this program through a joint “steering committee” with Novartis.

          To date, we have received $9.7 million in payments from Novartis under this program.  Under the terms of the agreement, we may receive up to $7 million in additional milestone payments and approximately $0.5 million in direct reimbursements for related costs.

          Novartis Pharma AG – Oral Recombinant Human Growth Hormone Program

          From 1998 through August 2003, we developed oral rhGH in collaboration with Lilly. As of August 2003, Lilly returned to us all rights to the oral rhGH program pursuant to the terms of our license agreement. On September 23, 2004 we announced a new partnership with Novartis to develop our oral rhGH program.  Under this collaboration, we will work with Novartis to initiate clinical trials of a convenient oral human growth hormone product using the eligen® technology.

          Under this agreement, Novartis has an exclusive worldwide license to develop, make, have made, use and sell products developed under this program.  We have no payment obligations with respect to this program; we are, however, obligated to collaborate with Novartis by providing access to our technology that is relevant to this program.  We are also obligated to help to manage this program through a joint “steering committee” with Novartis.

          To date, we have received $1 million in non-refundable payments from Novartis under this program. Under the terms of the new agreement, Novartis was granted a 12 month license to utilize our eligen® technology. At the end of this 12 month license period, Novartis may elect to commence development or to terminate the agreement. If they elect to commence development, we may receive up to $33 million in additional milestone payments during the course of product development, and royalties based on sales.

          Roche – Small Molecules for Bone-Related Diseases

          On November 17, 2004, we entered into a licensing agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche LTD (collectively, “Roche”) to develop oral formulations of undisclosed small molecule compounds approved for use in the field of bone-related diseases. The agreement follows successful pre-clinical studies and a human feasibility study incorporating our eligen® technology.

          Under the terms of the agreement, Roche paid us an initial non-refundable up-front fee of $2.5 million and may pay us future milestones of up to $18.5 million for each product developed using our eligen® technology.  We may also receive royalties based on product sales.  Roche will fund all necessary preclinical, clinical and manufacturing costs for all products.   We have no payment obligations with respect to this program; we are, however, obligated to collaborate with Roche by providing access to our technology that is relevant to this program.  We are also obligated to help to manage this program through a joint “steering committee” with Roche.

          Eli Lilly and Company; Novartis Pharma AG – Oral PTH 1-34 Program

          In February 1997, we formed a collaboration with Lilly for the development of an oral form of PTH 1-34 for the treatment of osteoporosis and a second product candidate, rhGH, for treatment of growth disorders. PTH 1-34 is a bone anabolic/formation compound currently marketed by Lilly as a once daily injectable for the treatment of osteoporosis. In contrast to sCT that reduces bone loss, PTH 1-34 stimulates new bone formation.

          In March 1998, Lilly and Emisphere entered into license agreements for PTH 1-34 and rhGH and Lilly paid us a $4 million milestone payment. In June 2000, the parties executed a follow-on agreement for both proteins and Lilly paid Emisphere a $2 million milestone payment in connection with the selection of the EMISPHERE® delivery agent to be used with PTH 1-34. In August 2001, Emisphere and Lilly issued a joint publication on the oral delivery of PTH 1-34 in the American Association of Pharmaceutical Scientists’ July issue of Pharmaceutical Research (Vol. 18, No. 7, 2001), setting forth the first reproducible, oral delivery of biologically active PTH 1-34 in a preclinical model of osteoporosis. In late 2001, Emisphere and Lilly entered an oral unformulated solid dosage of PTH 1-34 into the clinic.

          The oral PTH 1-34 program is currently in Phase I testing.  Lilly is responsible for managing any trials and for all related costs.  For information concerning our pending litigation with Lilly related to the agreement for the oral PTH 1-34 program and our termination of those agreements, see “Risk Factors – We are currently in litigation with one of our collaborative partners, and an adverse determination of our patent infringement claim in that case could limit our future ability to realize on the potential future value of those patents.”  In August of 2003, Emisphere and Lilly announced that Lilly would return all rights and data generated on an oral form of rhGH to us, and would continue to develop the oral PTH 1-34 program.  We are currently in litigation with Lilly and have given Lilly a notice of termination of our agreements with them regarding PTH 1-34.  We have agreed to continue to provide technical support to Lilly pending resolution of the litigation.

          To date we have received $13.1 million in payments from Lilly under these programs.  Until resolution of our litigation with Lilly, we do not expect to receive any additional milestone payments under these programs.

          On December 1, 2004, we entered into a Research Collaboration Option and License Agreement with Novartis whereby Novartis obtained an option to license our existing technology to develop oral forms of PTH 1-34 should we be successful in fully reacquiring our rights from Lilly pertaining to PTH 1-34.  Contemporaneously with the entering of this new agreement, Novartis purchased from us a $10 million convertible note maturing December 1, 2009 that we may repay, at our option, in either stock or cash.  If Novartis exercises its option to the license, we are eligible for milestone payments totaling up to a maximum of $30 million, plus royalties on sales of product developed using our eligen® technology.  Novartis will fund all necessary preclinical, clinical and manufacturing costs for all products.

          U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) – Oral Vaccines against Anthrax and Other Biological Pathogens

          In June 2003, we announced that we entered into a cooperative research and development agreement (“CRADA”) with the USAMRIID, the U.S. Department of Defense’s lead medical research laboratory for the U.S. Biological Defense Research Program. USAMRIID is evaluating the use of our eligen® technology to create oral vaccines against anthrax and other biological pathogens using a new recombinant protein antigen. The Institute plays a key role in infectious disease research, and its mission is to conduct basic and applied research on biological threats resulting in medical solutions (such as vaccines, drugs and diagnostics)

to protect the war fighter.  USAMRIID is a subordinate laboratory of the U.S. Army Medical Research and Materiel Command.  USAMRIID has agreed to grant us an exclusive license to each U.S. patent application or issued patent as a result of the work performed under the CRADA. We will be eligible to receive royalties under a license agreement with the ultimate vaccine developer should an oral anthrax vaccine ultimately be developed.  There are no material financial commitments under this agreement and any revenue that may be generated is contingent on USAMRIID’s development of a vaccine that does not currently exist.

Previous Collaborations

          Cubist Pharmaceuticals, Inc. (“Cubist”)

          In November 2000, we established a collaboration agreement with Cubist Pharmaceuticals, Inc. for the development of an oral form of daptomycin, under development by Cubist (being developed as CUBICIN®), for use in the treatment of serious or life-threatening soft skin tissue infections. The agreement expired in 2003, and the parties are no longer collaborating.

Revenue Recognized From Collaborators Since 2002 (in thousands)

Collaborator	2004	2003	2002

Novartis Pharma AG (rhGH)	$208	—	—
Roche	1,619	—	—
Eli Lilly and Company (rhGH and PTH 1-34)	—	$237	$2,923
Cubist Pharmaceuticals, Inc.	—	—	267
U.S. AMRIID	—	—	—

Patents and Other Forms of Intellectual Property

          Our patent strategy is designed to maximize our patent portfolio, proprietary rights and any future licensing opportunities we might pursue. We seek patent protection on various aspects of our proprietary chemical and pharmaceutical delivery technologies, including, but not limited to, the delivery agent compounds themselves, the combination of our compounds with a pharmaceutical or chemical agent and for generic structures that encompass EMISPHERE® delivery agents. We also seek to patent the processes utilized in manufacturing EMISPHERE® delivery agents and the methods of use of EMISPHERE® delivery agents. We concentrate our efforts in the key pharmaceutical markets of the United States, Europe, and Japan, and file in additional countries on a case-by-case basis.

          We have patents, or patent applications pending, for delivery agents that we currently use in conjunction with insulin, heparin, LMWH, sCT, PTH 1-34, rhGH, cromolyn sodium and numerous other compounds.  As of December 31, 2004, we had 77 issued patents in the United States and had other patents issued or applications pending in various countries around the world.  Of our 77 U.S. issued patents, 3 were issued by the U.S. Patent and Trademark Office in 2004.  Of our patents issued in the United States, one will expire in 2007, and the others, including those which cover our product candidates, will begin to expire in 2012.  The disclosed patent expiration dates do not include any potential patent term restoration under 35 USC §156 that might be sought in the future.  As of December 31, 2004, we had 71 patent applications relating to our drug delivery technology pending in the United States.  We have pursued strategic international protection with approximately 43 patents and 224 patent applications pending internationally in a total of 37 different countries.  The majority of the filings are made in Australia, Canada, the European Patent Office, Japan and Mexico.

          We have U.S. issued patents and/or pending patent applications with claims to the potential products listed in the table under “Product Candidates in Development” above.  Our U.S. issued patents that claim such products begin to expire in the year 2012.  Currently pending applications, should they mature into patents, will expire 20 years from the filing date of the earliest U.S. utility or national patent application, subject to potential shortening of patent term due to terminal disclaimers, and subject to possible patent term extension under 35 USC §154 and /or patent term restoration under 35 USC §156 if such is sought.

          For information concerning a pending litigation with Lilly relating, in part, to its infringement of our patent rights, see “Risk Factors—We are currently in litigation with one of our collaborative partners, and an adverse determination of our patent infringement claim in that case could limit our future ability to realize on the potential future value of those patents.”

Manufacturing

          The primary raw materials used in making the delivery agents for our product candidates are readily available in large quantities from multiple sources. We internally manufacture delivery agents on a small scale for research purposes and for early stage clinical supplies. We believe that our manufacturing capabilities comply with the FDA’s current Good Manufacturing Practice (“GMP”). In 2003 and 2004, we manufactured early stage clinical supplies under GMP conditions for oral insulin tablet prototype studies and heparin multiple arm studies.

          Currently, EMISPHERE® delivery agents are manufactured by third parties in accordance with GMP regulations for batch sizes greater than 10 kilograms. We have identified other commercial manufacturers meeting the FDA’s GMP regulations that have the capability of producing EMISPHERE® delivery agents and do not rely on any particular manufacturer to supply us with needed quantities of our EMISPHERE® delivery agent.

Competition

           Our success depends in part upon maintaining a competitive position in the development of product candidates and technologies in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, and with entities developing new drugs that may be orally active. Our product candidates compete against alternative therapies or alternative delivery systems for each of the medical conditions our product candidates address, independent of the means of delivery. Many of our competitors have substantially greater research and development capabilities, experience, and marketing, financial and managerial resources than we have.

          Our competitors may succeed in developing competing technologies and obtaining governmental approval for products before we can do so, alone or with partners. We cannot assure you that developments by other drug delivery innovators will not render our product candidates, or the therapeutic macromolecules used in combination with our product candidates, noncompetitive or obsolete.

          Oral Heparin Competition

          AstraZeneca PLC has reported European approval for EXANTA™, a pro-drug form of melagatran that is a direct thrombin inhibitor. While this product was rejected for approval by the FDA in the United States, this product could compete with our oral heparin product candidates outside of the United States. Organon Sanofi-Synthelabo LLC has reported approval of an injectable pentasaccharide product, ARIXTRA®, an injectable form of a synthetic anti-clotting agent.  A number of other companies reportedly are currently testing direct thrombin or Xa inhibitors, some of which may eventually be indicated for the prevention of DVT in patients undergoing surgery for hip fracture, hip replacement or knee replacement.

          Other technologies use micro-encapsulation to orally deliver heparin.  We believe our oral heparin delivery technology is distinguished from other announced technologies, in that it demonstrates the preservation of the chemical integrity of the drug and the integrity of the intestinal membrane.

          Oral Insulin Competition

          Other private and public companies, as well as academic institutions, are developing oral insulin analogues. One such company is Nobex Corp. We believe these analogues differ from our product, in that insulin is chemically modified, creating a new chemical entity. In May 2002, Nobex entered into a partnership agreement with GlaxoSmithKline (“GSK”) for the development and potential marketing of their product candidate.  In November 2003, Nobex announced that GSK would return the product candidate rights to Nobex, and that GSK would no longer collaborate to develop the candidate. Other alternative insulin delivery systems include Aventis/Pfizer/Nektar’s EXUBERA®, a pulmonary treatment reportedly in Phase III testing. We believe our oral insulin delivery technology is distinguished from other announced technologies as it demonstrates the preservation of both the biological effects of the drug and the integrity of the intestinal membrane.

          Oral Osteoporosis Competition

          An injectable form of PTH 1-34 is manufactured and sold by Lilly, as FORTEO®. Unigene Laboratories, Inc. (“Unigene”) has reported that, in collaboration with GSK, it is developing an oral form of PTH 1-34.  Unigene also reported that it is developing an oral form of sCT. Both candidates are in early stage clinical testing.

          Novartis currently offers a nasal dosage form of sCT, MIACALCIN®.  Other osteoporosis therapies include estrogen replacement therapy, selective estrogen receptor modulators, bisphosphonates and several new biologics that are under development.

          Competition Summary

          Although we believe that our oral formulations, if successful, will likely compete with well established injectable versions of the same drugs, we believe that we will enjoy a competitive advantage because physicians and patients prefer orally delivered forms of products over injectable forms, oral forms of products enable improved compliance, and for many programs, the oral form of products enable improved therapeutic regimens.

Government Regulation

          Our operations and product candidates under development are subject to extensive regulation by the FDA, other governmental authorities in the United States and governmental authorities in other countries.

          The duration of the governmental approval process for marketing new pharmaceutical substances, from the commencement of preclinical testing to receipt of governmental approval for marketing a new product, varies with the nature of the product and with the country in which such approval is sought. For new chemical entities, the approval process could take eight to ten years or more. For reformulations of existing drugs, typically the process is shorter. In either case, the procedures required to obtain governmental approval to market new drug products will be costly and time-consuming to us, requiring rigorous testing of the new drug product. Even after such time and effort, regulatory approval may not be obtained for our products.

          The steps required before we can market or ship a new human pharmaceutical product commercially in the United States include, in part, preclinical testing, the filing of an Investigational New Drug Application (“IND”), the conduct of clinical trials and the filing with the FDA of either a New Drug Application (“NDA”) for drugs or a Biologic License Application (“BLA”) for biologics.

          In order to conduct the clinical investigations necessary to obtain regulatory approval in the U.S., we must file an IND with the FDA to permit the shipment and use of the drug for investigational purposes. The IND sets forth, in part, the results of preclinical (laboratory and animal) toxicology testing and the applicant’s initial Phase I plans for clinical (human) testing. Unless notified that testing may not begin, the clinical testing may commence 30 days after filing an IND.  As indicated on the table above in the section entitled “Product Candidates in Development,” many of our product candidates have passed this initial stage.

          Under FDA regulations, the clinical testing program required for marketing approval of a new drug typically involves three clinical phases. In Phase I, safety studies are generally conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. In Phase II, studies are conducted on small groups of patients afflicted with a specific disease to gain preliminary evidence of efficacy and to determine the common short-term side effects and risks associated with the substance being tested. Phase III involves large-scale trials conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for product labeling.  Frequent reports are required in each phase, and if unwarranted hazards to patients are found, the FDA may request modification or discontinuance of clinical testing until further studies have been conducted. Phase IV testing is sometimes conducted, either to meet FDA requirements for additional information as a condition of approval, or to gain post-approval market acceptance of the pharmaceutical product.  Our product candidates are and will be subjected to each step of this lengthy process from conception to market and many of those candidates are still in the early phases of testing.

          Once clinical testing has been completed pursuant to an IND, the applicant files an NDA or BLA with the FDA seeking approval for marketing the drug product. The FDA reviews the NDA or BLA to determine whether the drug is safe and effective, and adequately labeled, and whether the applicant can demonstrate proper and consistent manufacture of the drug. The time required for FDA action on an NDA or BLA varies considerably, depending on the characteristics of the drug, whether the FDA needs more information than is originally provided in the NDA or BLA and whether the FDA has concerns with the evidence submitted.  Once our product candidates reach this stage, we will be subjected to these additional costs of time and money.

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

          While we do not currently manufacture any product ourselves, if we did, we would bear additional cost of FDA compliance.

Employees

          As of December 31, 2004, we had 115 employees, 77 of whom are engaged in scientific research and technical functions and 38 of whom are performing information technology, engineering, facilities maintenance and administrative functions.  Of the 115 employees, 31 hold Ph.D. or M.D. degrees. We believe our relations with our employees are good.

Available Information

          Emisphere files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, (the “SEC”), under the Securities Exchange Act of 1934 (the “Exchange Act”).  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Emisphere, that file electronically with the SEC.  The public can obtain any documents that Emisphere files with the SEC at http://www.sec.gov.

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

          Our Board of Directors has adopted a Code of Business Conduct and Ethics which is posted on our website at http://www.emisphere.com/ovr_cgcoe.asp.

ITEM 2.     PROPERTIES

          We currently lease approximately 86,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, New York for use as executive and administrative offices and laboratories.  The current lease expires in September 2007 and has options for two five-year extensions at then-current rates.  In addition, we own a facility of 100,000 square feet located on 29 acres of land in Farmington, Connecticut. In the third quarter of 2002, we announced our decision to cease operations at and sell the facility.  We do not currently have a purchaser for this facility and we cannot be certain when or if we will consummate a sale of the facility. A previously interested purchaser has terminated its interest in the facility and we may not find an alternate buyer. Costs associated with maintaining the facility (e.g., utilities, insurance, maintenance and real estate taxes) were approximately $0.5 million in 2004 and will continue at approximately the same level until the facility is sold.

ITEM 3.     LEGAL PROCEEDINGS

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated. Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. An adverse determination in this litigation concerning our claim that Lilly has infringed upon our patents could limit our future ability to realize on the potential value of those patents. Although the costs of litigating this matter may be material, we anticipate that we will have sufficient financial resources to fund future costs and we do not anticipate any significant impact on our ability to develop our product candidates. Through December 31, 2004, we have incurred approximately $1.4 million in expenses relating to this litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Emisphere common stock is traded on The Nasdaq Stock Market under the symbol “EMIS”.

          The following table sets forth the range of high and low intra-day sale prices as reported by The Nasdaq Stock Market for each period indicated.

	High	Low

2003
First quarter	$6.32	$2.35
Second quarter	5.50	2.28
Third quarter	9.20	3.32
Fourth quarter	8.15	4.88
2004
First quarter	8.66	5.43
Second quarter	6.82	3.62
Third quarter	4.42	2.86
Fourth quarter	4.13	2.75
2005
First quarter (through March 4, 2005)	6.02	3.46

          As of March 4, 2005 there were approximately 6,965 stockholders of record, including record owners holding shares on behalf of an indeterminate number of beneficial owners, and 19,200,149 shares of common stock outstanding. The closing price of our common stock on March 4, 2005 was $4.36.

          We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future.  We intend to retain earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information

          The following table provides information as of December 31, 2004 about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 1995 Stock Option Plan, 2000 Stock Option Plan, the 2002 Broad Based Plan, (collectively “the Plans” ) the 1997 Directors’ Option Plan, and the 1994 Qualified and Non-Qualified Employee Stock Purchase Plans (“ESPP”).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

The Plans
Equity compensation plans approved by security holders:
The Plans	4,870,976	$15.47	1,045,556
1997 Directors’ Option Plan	352,000	10.07	328,380
1994 Qualified and Non-Qualified ESPP	—	—	382,929
Equity compensation plans not approved by security holders (1)	322,279	$8.83	—

Total	5,545,255	$14.74	1,756,865

(1)  Our Board of Directors has granted options which are currently outstanding for an executive officer, a former executive officer, and two consultants.  The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

ITEM 6.     SELECTED FINANCIAL DATA

          The following selected financial data for the years ended December 31, 2004, 2003, 2002, and 2001, the five months ended December 31, 2000, and the fiscal year ended July 31, 2000 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by our independent accountants. The selected financial data for the year ended December 31, 2000 are derived from unaudited information.

	Year Ended December 31,						Five Months Ended December 31,	Year Ended Ended July 31,

	2004	2003		2002	2001	2000	2000	2000

	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,953	$400		$3,378	$4,728	$7,211 (1)	$2,414	$5,889 (1)

Costs and expenses:
Research and development	17,462	21,026		49,719	53,301	24,820	10,386	27,448
General and administrative	11,766	9,727		11,242	9,692	6,699	3,039	5,878
Restructuring	—	(79	)(2)	1,417 (2)	—	—	—	—
Loss on impairment of intangible and fixed assets	—	5,439	(3)	4,507 (3)	—	—	—	—
Depreciation and amortization	4,941	5,806		6,185	4,014	2,605	1,167	2,434

Total costs and expenses	34,169	41,919		73,070	67,007	34,124	14,592	35,760

Operating loss	(32,216)	(41,519)		(69,692)	(62,279)	(26,913)	(12,178)	(29,871)
Other (expense) and income	(5,306)	(3,350)		(1,650)	5,745	8,253	4,592	2,974

Net loss	$(37,522)	$(44,869)		$(71,342)	$(56,534)	$(18,660)	$(7,586)	$(26,897)

Net loss per share—Basic and diluted	$(2.04)	$(2.48)		$(3.98)	$(3.18)	$(1.10)	$(0.43)	$(1.79)

	December 31,					July 31,

	2004	2003	2002	2001	2000	2000

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$17,550	$43,008	$73,701	$139,278	$196,809	$207,793
Total assets	36,292	66,049	107,966	182,083	224,963	229,557
Long-term liabilities	40,238	39,871	34,690	30,637	26,976	25,558
Accumulated deficit	(332,555)	(295,033)	(250,164)	(178,822)	(122,288)	(114,702)
Stockholders’ (deficit) equity	(11,274)	22,807	67,540	137,642	193,140	199,551

(1)

We adopted the Securities and Exchange Commission’s Staff Accounting Bulletin 101, “Revenue Recognition” (“SAB 101”) on August 1, 2000.  In accordance with SAB 101, non-refundable upfront and research and development milestone payments and payments for services (“non-refundable fees”) are recognized as revenue as the related services are performed over the term of the collaboration. Prior to August 1, 2000, certain non-refundable fees, including reimbursements from Ebbisham Ltd., were recognized as revenue only when there were no additional contractual services to be provided or costs to be incurred by Emisphere in connection with the non-refundable fee.

(2)

In the second quarter of 2002, we announced a plan to restructure our operations, which included the discontinuation of our liquid oral heparin program and related initiatives, and a scale back of associated infrastructure. In the third quarter of 2002, we announced plans to further restructure operations by closing our Connecticut research facility and consolidating operations in Tarrytown. Total restructuring charges in 2002 were $1.4 million of which $0.1 million of accrued restructuring charges were reversed during 2003.

(3)

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in connection with the restructurings, we performed an evaluation of certain intangible and fixed assets to determine if their carrying amount exceeded their fair value. In 2002, we recorded an impairment charge of $4.5 million. In 2003, we recorded an additional impairment charge of $5.4 million. No further impairment charge was incurred in 2004.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

          We have developed and continue to enhance the human resource and physical infrastructure necessary to achieve our goal of becoming the premier oral drug delivery company.  We have a significant and growing patent estate to protect our discoveries, proprietary technologies and carrier library. We continue to invest resources in research capabilities that:

•	improve our understanding of the mechanisms of action of the carriers in order to select the appropriate carriers to deliver the drug candidate in the most efficient manner;

•	redesign and update our computer modeling and in vitro testing capabilities to optimize carrier/drug selection;

•	select animal models that best mimic the human response;

•	explore the formulation of drug and carrier to optimize delivery; and

•	study oral, buccal, transdermal, sublingual and topical approaches to drug delivery.

          We utilize resources to, among other things, conduct feasibility studies to determine if an EMISPHERE® carrier can deliver a given drug. A feasibility study is a pre-clinical or clinical study of approximately six months. We conduct feasibility studies when we believe that significant opportunities exist, or when requested by:

•

Pharmaceutical companies who seek our assistance to deliver an injectable drug or to improve the delivery of an oral drug.  The costs of these studies typically are reimbursed. From these feasibility studies, further collaborations may develop, including larger clinical studies and partnerships.

•	Government, universities and other biotech companies. The costs of these studies may or may not be reimbursed.

          As a result of our strategy, our partners Novartis and Roche are, at their own expense, actively developing sCT and an unnamed small molecule compound, respectively, using EMISPHERE® carriers.  In 2004, our primary focus was on developing oral heparin and insulin, which are self funded projects.

Results of Operations

          Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

          Contract research revenue was approximately $2.0 million in 2004, representing an increase of approximately $1.6 million or 388%, compared to the year ended December 31, 2003. Revenue for 2004 primarily related to licensing revenue from initiation of the Roche collaboration for an unnamed small molecule compound and the Novartis collaboration for rhGH.

          Total operating expenses were approximately $34.2 million for 2004, a decrease of approximately $7.8 million or 19%, compared to the year ended December 31, 2003. Total operating expenses include research and development costs of $17.5 million, a decrease of $3.6 million or 17%, compared to the year ended December 31, 2003.  The decrease consisted of a $1.1 million decrease in occupancy costs, a $0.8 million decrease in clinical trial expenses, and a $1.7 million decrease in all other research costs.  The decrease in occupancy costs was due to the surrender of a portion of the leased space at the Tarrytown facility in late 2003. The decrease in clinical trial expenses primarily was due to the final reconciliation of payments related to the PROTECT liquid oral heparin trials.  The decrease in all other research costs of $1.7 million consisted of $0.4 million in reduced compensation and related expenses, $0.8 million in reduced lab/clinical supply costs, and $0.5 million in lower consulting and other miscellaneous costs.

          General and administrative expenses for 2004 were approximately $11.8 million, an increase of approximately $2.0 million, or 20%, compared to the year ended December 31, 2003. The increase is primarily the result of increased professional fees associated with the litigation with Lilly.

          Tarrytown facility transaction: During 2003, in order to streamline operations and reduce expenditures, we entered into a transaction to surrender to the landlord approximately 27% of our leased space (the “surrendered space”) at the Tarrytown facility. The surrendered space primarily consists of office space, which was subsequently leased to another tenant (the “subsequent tenant”) at the Tarrytown facility.  Annual cost savings from the transaction are expected to be approximately $1.5 million for the remainder of the lease term, which extends through August 2007.  In the event that the subsequent tenant vacates the space before August 31, 2005, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007.  Completion of the lease amendment and related agreements took place in October 2003.

          In connection with this transaction, we agreed to sell most of the furniture and equipment in the surrendered space to the subsequent tenant. The subsequent tenant has agreed to make certain payments (“furniture payments”) which will be made directly to the landlord on a monthly basis. A rental credit equal to the furniture payment will be applied against our rent payment to the landlord on a monthly basis. Total payments under the agreement are approximately $1.0 million and extend through August 2012. The transaction between Emisphere and the subsequent tenant has been accounted for as an operating lease, with all furniture payments recorded as rental income. We retain a security interest in the furniture and equipment until all required payments have been made. The lease of these assets will result in a reduction of depreciation expense of $1.2 million in each of years 2005 and 2006, and $0.4 million in 2007 through 2009.

          We compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the furniture payments, or $0.7 million, and determined that the assets were impaired.  Based on this evaluation, we recorded an impairment charge of $4.3 million during the year ended December 31, 2003, which was included in loss on impairment of intangible and fixed assets on the consolidated statements of operations. As of December 31, 2004, we performed an evaluation of the assets being leased and determined that no impairment had occurred.

          Farmington facility transaction: We own a facility of 100,000 square feet located on 29 acres of land in Farmington, Connecticut. In the third quarter of 2002, we announced our decision to cease operations at and sell the facility.  We do not currently have a purchaser for this facility and we cannot be certain when or if we will consummate a sale of the facility. A previously interested purchaser terminated its interest in the facility subsequent to year end and we may not find an alternate buyer. In January 2004, an adjoining landowner filed a notice of pendency on the property claiming certain rights under a right of way, and in addition filed suit in a matter captioned “FARMINGTON AVENUE BAPTIST CHURCH, Plaintiff, vs. FARM TECH CORPORATION, Defendant, Superior Court of the State of Connecticut, Judicial District of Hartford”. Depositions of the pastor and the attorney for the adjoining landowner have been completed. This litigation is ongoing and may have an adverse effect on our ability to sell the facility.  Costs associated with maintaining the facility (e.g., utilities, insurance, maintenance and real estate taxes) were approximately $0.5 million in 2004 and will continue at approximately the same level until the facility is sold.

          As of December 31, 2004, we performed an evaluation of the land, building and equipment available for sale at the Farmington facility, which has a carrying value of $3.6 million. We evaluated the following two components of the facility: (i) land, building and equipment that would most likely be transferred to the buyer when the sale is consummated (such as equipment which is attached to the structure and expensive to remove), and (ii) equipment that is portable and available for sale and would most likely be retained by us. We evaluated the land, building and attached equipment based on an appraisal from a real estate broker which was qualified regarding the litigation discussed above and determined that an impairment loss on the carrying value of the land, building and attached equipment had not been triggered. In the event that we are not successful in selling the Farmington facility, we may need to record an impairment loss on the land, building and attached equipment.

          Subsequent to the decision to sell the Farmington facility, we transferred equipment with a net book value of $0.4 million for use at the Tarrytown facility and equipment with a net book value of $0.3 million was sold. The remaining items of equipment were then evaluated for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Based on this evaluation, we recorded an impairment charge of $1.0 million during the year ended December 31, 2003, which was included in loss on impairment of intangible and fixed assets on the consolidated statement of operations.  As of December 31, 2004, we performed an evaluation of the equipment held for sale at the Farmington facility and determined that no impairment had occurred.

          The land, building, and equipment at the Farmington facility that are available for sale are included at their carrying value in land, building and equipment held for sale, net on the condensed consolidated balance sheet as of December 31, 2004. The $0.4 million of equipment transferred out of the Farmington facility is included in equipment and leasehold improvements, net on the consolidated balance sheets.

          Purchased technology impairment: At December 31, 2004, we performed an evaluation of the recoverability of the remaining purchased technology related to the solid forms of oral heparin. We are proceeding with planned studies related to this formulation and we estimate that future undiscounted cash flows from programs related to the solid forms of oral heparin are sufficient to realize the carrying value of the asset. Therefore, an impairment of the remaining purchased technology has not occurred as of December 31, 2004. A negative outcome in the development of solid oral heparin may trigger a write-down of related patents, currently valued at $2.3 million, in the future. Estimated amortization expense for the purchased technology is $0.2 million for each of the next five years.

          Depreciation and amortization costs were $4.9 million for the year ended December 31, 2004, a decrease of $0.9 million or 15%, as compared to the year ended December 31, 2003.  This decrease is primarily due to the surrender of the leased space at the Tarrytown facility at the end of 2003.

          Overall, our operating loss was $32.2 million for 2004, a decrease of $9.4 million, or 23%, compared to the year ended December 31, 2003. The operating loss of $41.6 million for 2003 included restructuring and impairment charges of $5.4 million. There were no restructuring and impairment charges in 2004. Excluding restructuring and impairment charges, the 2004 operating loss represents a $4.0 million decrease compared to the 2003 operating loss.

          Other expense and income was $5.3 million of expense for the year ended December 31, 2004, an increase of $2.0 million, or 62%, compared to the year ended December 31, 2003.  The change is primarily the result of a decrease in investment income of $1.2 million, plus an increase in interest expense of $1.0 million related to the note due to Elan.  See “Liquidity and Capital Resources” for further discussion concerning the Elan note. The decrease in investment income resulted from lower cash and investment balances.

          As a result of the above factors, we sustained a net loss of $37.5 million for the year ended December 31, 2004, compared to a net loss of $44.9 million for the year ended December 31, 2003, a decrease of $7.3 million or 16%.

          Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

          Contract research revenue was $0.4 million in 2003, representing a decrease of $3.0 million or 88% compared to the year ended December 31, 2002. Revenue for 2003 primarily related to research and development expense reimbursements under collaborative agreements with Lilly. The decrease primarily was attributable to the winding down of rhGH Phase I clinical studies in collaboration with Lilly. Costs associated with contract research revenue approximate such revenue and are included in research and development expenses.

          Total operating expenses were $41.9 million for 2003, a decrease of $31.2 million, or 43%, compared to the year ended December 31, 2002. Total operating expenses included restructuring costs and loss on asset impairment of $5.4 million. The total operating expenses for 2003, excluding the restructuring costs and loss on asset impairment, were $36.6 million, a decrease of $30.6 million, or 46% compared to the year ended December 31, 2002. The details of this decrease are outlined below. The impact of the discontinuation of our liquid oral heparin project and the subsequent restructuring and impairment charges are outlined in “Restructuring” and “Loss on impairment of intangible and fixed assets” below.

          Research and development costs were $21.0 million for 2003, a decrease of $28.7 million or 58%, compared to the year ended December 31, 2002.  The decrease consisted of a $13.9 million decrease in clinical trial expenses and a $14.8 million decrease in all other research costs.  The decrease in clinical trial expenses primarily was due to a $11.7 million decrease in PROTECT related clinical trial expenses resulting from the completion of the trial and a $2.2 million decrease in Phase I proof-of-concept clinical trial expenses resulting from the completion of the trials for rhGH, oral insulin, solid oral heparin, and cromolyn sodium.  The decrease in all other research costs of $14.8 million consisted of $3.8 million in reduced compensation and related expenses, $7.2 million in reduced lab/clinical supplies costs, $2.7 million in lower consulting and professional fees and $1.1 million in lower operating costs. Overall, a majority of the decrease in other research costs was due to the completion of the PROTECT trial and the subsequent reduction in work force and closing of our Connecticut research facility (“FarmTech”), both of which were initiated in 2002. The impact in 2003 of the closing of our FarmTech operations was a $3.6 million decrease in other research costs, which is included in the $14.8 million total decrease in other research costs.

          During 2003, we did not incur any significant project costs related to the liquid oral heparin program and related initiatives other than certain close-out expenses.  As a result, the liquid oral heparin project expense for 2003 excluding restructuring and impairment costs decreased by a total of $15.8 million compared to the year ended December 31, 2002, consisting of a decrease of $11.7 million in clinical trial expenses, $0.8 million in compensation and travel costs, $0.5 million in consulting, $1.0 million in lab/clinical supplies, $1.1 million in production facility design work and $0.7 million in all other expenses.

          General and administrative expenses for 2003 were $9.7 million, a decrease of $1.5 million, or 13%, compared to the year ended December 31, 2002. The decrease primarily was the result of a decrease of $1.2 million in compensation and related expenses due to the elimination of the chief operating officer’s position in 2002, a decline in severance costs, lower headcount and lower relocation expenses. The remaining decrease of $0.3 million primarily was related to the closing of our FarmTech operations and the reduction of research and development support activity.

          Restructuring. In 2002, we announced a plan for restructuring our operations, which included the discontinuation of our liquid oral heparin program and related initiatives, and a reduction of associated infrastructure. Additionally, in the third quarter of 2002, we evaluated several alternatives to consolidate our two research facilities located in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending, and raise cash. We decided to dispose of the Farmington research facility. As a result of the restructuring plan, we announced a reduction in force, which was implemented during May and June 2002 at the Tarrytown facility and November and December 2002 at the Farmington facility.  Restructuring charges were adjusted by $(79) thousand and $(77) thousand in 2003 and 2002, respectively, to reflect actual expenditures.

          The reduction in force in 2002 included the termination of 91 full-time and 26 temporary employees, including 14 administrative personnel and 103 scientists and research assistants. Four additional employees at the Farmington research facility were terminated in 2003. We paid $178 thousand in stay bonuses to certain FarmTech employees who were asked to remain at the facility for an extended period of time during the phase out of the facility. The restructuring plan resulted in the reduction of our full-time work force by approximately 50%.

          The following table presents the original restructuring accruals for Tarrytown and Farmington, the adjustments to these accruals, and the amounts paid through December 31, 2003:

	Estimated Restructuring Expenses	Actual Disbursements	Adjustments	Restructuring Reserve as of December 31, 2003

	(in thousands)
Severance and accrued vacation	$1,003	$(978)	$(1)	$24
Outplacement services	69	(54)	(15)	—
Employee benefits	90	(58)	(31)	1
Contract exit costs	267	(194)	(73)	—
Other	65	(29)	(36)	—

Total	$1,494	$(1,313)	$(156)	$25

          Loss on impairment of intangible and fixed assets. We recorded asset impairments in 2002 and 2003 resulting from our decision to refocus operations and reduce costs and to surrender 27% of our leased space in Tarrytown, New York to the landlord and to lease some of the equipment in that space to the subsequent tenant (see Tarrytown facility transaction below). Management assessed the recoverability of certain intangible and fixed assets related to the oral liquid heparin program and the associated infrastructure. A loss on impairment was recorded in 2003 of $5.4 million, an increase of $0.9 million or 21% over the prior year, which includes an impairment charge of $4.4 million related to furniture and equipment situated at the Tarrytown facility. The remaining $1.0 million represents a write-down of certain FarmTech assets to fair value, which was assessed based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Also in 2002, we concluded that a total impairment was required with respect to the portion of the purchased technology representing patents related to the discontinued liquid oral heparin program. We recorded an impairment charge of $4.5 million, comprised of $3.9 million for purchased technology and $0.6 million for fixed assets which were to be used for the liquid oral heparin development program.

          Tarrytown facility transaction: During 2003, in order to streamline operations and reduce expenditures, we entered into a transaction to surrender to the landlord approximately 27% of the leased space (the “surrendered space”) at our Tarrytown facility. The surrendered space primarily consists of office space, which was subsequently leased to another tenant (the “subsequent tenant”) at the Tarrytown facility.  Annual cost savings from the transaction are expected to be approximately $1.5 million for the remainder of the lease term, which extends through August 2007.  In the event that the subsequent tenant vacates the space before August 31, 2005, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007.  Completion of the lease amendment and related agreements took place in October 2003. The agreement describes four distinct areas to be surrendered, three of which were vacated and surrendered to the subsequent tenant as of December 31, 2003.  The fourth space was vacated in March 2004.

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

          We compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the furniture payments, or $0.7 million, and determined that the assets were impaired.  Based on this evaluation, we recorded an impairment charge of $4.3 million during the year ended December 31, 2003, which has been included in loss on impairment of intangible and fixed assets on the consolidated statements of operations. The lease of these assets will result in a reduction of depreciation expense of $1.2 million in each of years 2004, 2005, 2006, and $0.4 million in years 2007 through 2009.

          Farmington facility transaction: In the third quarter of 2002, we decided to dispose of our Farmington, Connecticut research facility. We do not currently have a purchaser for this facility and we cannot be certain when or if we will consummate a sale of the facility. A previously interested purchaser has terminated its interest in the facility and we may not find an alternate buyer. As of December 31, 2003, we performed an evaluation of the land, building and equipment available for sale at the Farmington facility, which has a carrying value of $3.6 million. We evaluated the following two components of the facility: (i) land, building and equipment that would most likely be transferred to the buyer when the sale is consummated (such as equipment which is attached to the structure and expensive to remove), and (ii) equipment that is portable and available for sale and would most likely be retained by us. We evaluated the land, building and attached equipment based on the sale price in the contract and determined that an impairment loss of the carrying value of the land, building and attached equipment had not occurred as of December 31, 2003. In the event that we are not successful in selling the Farmington facility, we may need to record an impairment loss on the land, building and attached equipment.

          Subsequent to the decision to sell the Farmington facility, we transferred equipment with a net book value of $0.4 million for use at the Tarrytown facility and equipment with a net book value of $0.3 million was sold. The remaining equipment was then evaluated individually for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Based on this evaluation, we recorded an impairment charge of $1.0 million during the year ended December 31, 2003, which has been included in loss on impairment of intangible and fixed assets on the consolidated statement of operations.

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

          Purchased technology impairment: At December 31, 2003, we performed an evaluation of the recoverability of the remaining purchased technology related to the solid forms of oral heparin. We are proceeding with planned studies related to this formulation and we estimate that future undiscounted cash flows from programs related to the solid forms of oral heparin are sufficient to realize the carrying value of the asset.  Therefore, an impairment of the remaining purchased technology has not been triggered as of December 31, 2003. The net carrying value of the remaining purchased technology is $2.5 million. A negative outcome in the development of solid oral heparin may trigger a write-down of related patents in the future. Estimated amortization expense for the purchased technology is $239 thousand for each of the next five years.

          Depreciation and amortization costs were $5.8 million for the year ended December 31, 2003, a decrease of $0.4 million, or 6%, as compared to the year ended December 31, 2002.  This decrease is primarily the result of depreciation expense related to the Farmington research facility, which was classified as held for sale as of December 31, 2002 and therefore was not depreciated during 2003, offset by increases in depreciation for assets put into service at the Tarrytown facility in 2002.

          Overall, our operating loss was $41.5 million including the restructuring and impairment charges in the year ended December 31, 2003, a decrease of $28.2 million as compared to a $69.7 million operating loss for the year ended December 31, 2002. Excluding the restructuring and asset impairment charges the operating loss was $36.2 million in the year ended December 31, 2003 or a decrease of $27.6 million compared to 2002.

          Other expense and income was $3.4 million for the year ended December 31, 2003, a decrease of $1.7 million, or 103%, as compared to 2002.  The change is primarily the result of a decrease in investment income of $1.2 million, plus an increase in interest expense of $0.7 million related to the note due to Elan.  See “Liquidity and Capital Resources” for further information concerning the Elan note. The decrease in investment income resulted from lower cash and investment balances and lower interest rates.

          As a result of the above factors, we sustained a net loss of $44.9 million, including restructuring and impairment charges, for the year ended December 31, 2003, compared to a net loss of $71.3 million for the year ended December 31, 2002, a decrease of $26.5 million or 37%. Excluding the restructuring and impairment charges the net loss was $39.5 million in the year ended December 31, 2003, a decrease of $25.7 million or 39% compared to 2002.

Liquidity and Capital Resources

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of December 31, 2004, our accumulated deficit was approximately $333 million.  Our net loss was $37.5 million, $44.9 million and $71.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our cash outlays from operations and capital expenditures were $23.5 million for 2004. Our stockholders’ equity decreased from $67.5 million as of December 31, 2002 to a stockholders’ deficit of $11.3 million as of December 31, 2004.  We have also made substantial debt payments to Elan and have commitments to make additional payments during 2005.  We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2004 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations through the end of the second quarter of 2005.  Should we be unable to raise needed capital by April 2005, we have developed a plan whereby we would significantly decrease operating costs by reducing our workforce and scaling back research and development efforts.  These decreases would allow us to continue to operate through December 31, 2005. However, if our restructuring efforts as discussed herein are not sufficient due to unanticipated costs and expenses, we may be required to discontinue, shutdown, or cease operations. We are continuing to address our liquidity issues through various means including the financing matters discussed below.

          As of December 31, 2004, we had cash, cash equivalents and investments totaling $17.5 million, a decrease of $25.5, compared to December 31, 2003.

          Net cash used in operations was $22.7 million in 2004, as compared to $30.7 million in the year ended December 31, 2003, a decrease of $8.0 million resulting from continued cost cutting initiatives and the receipt of upfront payments associated with new collaborations entered into in 2004.

          Capital expenditures were $0.8 million in 2004 compared to $1.2 million for the year ended December 31, 2003, a decrease of $0.4 million. The decrease in capital expenditures was primarily due to continued cost cutting initiatives.

          Net cash used in financing activities was $2.1 million in 2004, compared to cash provided of $1.2 million during the year ended December 31, 2003, a change of $3.3 million. This use of cash in 2004 reflects the early paydown of the Elan note payable, partially offset by the proceeds of the convertible note payable issued to Novartis. The proceeds from the exercise of stock options increased by $0.6 million from 2003, due to higher prices of our common stock, particularly during the first quarter of 2004.

          On December 27, 2004, we entered into a Common Stock Purchase Agreement with Kingsbridge, providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006.  In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  Under the terms of the Common Stock Purchase Agreement, we may, at our election, draw funds from Kingsbridge in amounts up to 3% of our market capitalization at the time of the draw.  Only one drawdown is permitted per drawdown pricing period, which is a period of 15 days, with a minimum of 5 trading days between each drawdown pricing period.  In exchange for each draw, we will sell to Kingsbridge newly issued shares of our common stock priced at a discount of between 8-12% of the average trading price of our common stock during the financing period, with the reduced discount applying if the price of the common stock is equal to or greater than $8.50 per share.  We will set the minimum acceptable purchase price of any shares to be issued to Kingsbridge during the term of the Common Stock Purchase Agreement, which, in no event, may be less than $2.00 per share.  Our right to begin drawing funds will commence upon the SEC’s declaring effective a registration statement to be filed by us.  We are under no obligation to access any of the capital available under the Common Stock Purchase Agreement.  Kingsbridge may terminate this agreement based on material adverse effects on our business, operations, properties or financial condition excluding material adverse effects relating to formation or dissolution of partnerships or the results of any clinical trials.  In addition, we can effect other debt and equity financings without restriction, provided that such financings do not use any floating or other post-issuance adjustable discount to the market price of our common stock.  Kingsbridge is precluded from short selling any of our common stock during the term of the Common Stock Purchase Agreement.

          In 1996, we entered into a joint venture with Elan to develop oral heparin.  In connection with the re-purchase of Elan’s joint venture interest in 1999, we issued a zero coupon note (the “Original Elan Note”) to Elan.  The Original Elan Note had an issue price of $20 million and an original issue discount at maturity of $35 million and a maturity date of July 2, 2006.  On December 27, 2004, we entered into a Security Purchase Agreement with Elan, providing for our purchase of our indebtedness to Elan under the Original Elan Note.  The value of the Original Elan Note plus accrued interest on December 27, 2004 was approximately $44 million.  Pursuant to the Security Purchase Agreement, we paid Elan $13 million and issued to Elan 600,000 shares of our common stock with a market value of approximately $2 million. Also, we issued to Elan a new zero coupon note with an issue price of approximately $29 million (the “Modified Elan Note”), representing the accrued value of the Original Elan Note minus the sum of the cash payment and the value of the 600,000 shares. Under the Security Purchase Agreement, we have the right to make a cash payment of $7 million and issue 323,077 shares on April 29, 2005 and a final cash payment of $6 million and the issuance of 276,923 shares of our common stock on June 30, 2005 in exchange for the remaining balance of the Modified Elan Note.  Alternatively, prior to March 31, 2005, we have the right to make a cash payment of $13 million, and issue to Elan a warrant to purchase 600,000 shares of our common stock (with an exercise price equal to the volume weighted average price for our common stock for the period of twenty consecutive trading days ending on the trading day immediately preceding the date of issuance of such warrant) in exchange for the Modified Elan Note. We may also defer the cash payments and the common stock issuances to a date not later than September 30, 2005.  If we exercise that right and elect to defer the $7 million installment due on April 29, 2005, we are required to issue to Elan an adjusted modified note (the “Adjusted Note”) equal to the outstanding balance of the Modified Elan Note plus approximately $2 million (the value of the 600,000 shares issued on December 27, 2004) in exchange for the Modified Elan Note and we will be obligated to pay Elan $250 thousand per month for each month during which the Adjusted Note remains outstanding.  If we do not complete the payments and the common stock issuances by September 30, 2005, we will be obligated to continue the payment of $250 thousand per month until the full repayment of the Adjusted Note any time between September 30, 2005 and the maturity date of the Original Elan Note (July 2, 2006).

          On December 1, 2004 we issued a $10 million convertible note (the “Novartis Note”) to Novartis in connection with a new research collaboration option relating to the development of PTH 1-34. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of Company common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Under the Novartis Note, an event of default shall be deemed to have occurred if we default on the payment of the principal amount of, and accrued and unpaid interest on, the Novartis Note upon maturity, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty, we fail to timely cure a default in the payment of any other indebtedness in excess of a certain material threshold, or there occurs an acceleration of indebtedness in excess of that threshold, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain material threshold, we become entitled to terminate the registration of our securities or the filing of reports under the Securities Exchange Act of 1934, our common stock will be delisted from Nasdaq, we experience a change of control (including by, among other things, a change in the composition of a majority of our board (other than as approved by the board) in any one-year period, a merger which results in our stockholders holding shares that represent less than a majority of the voting power of the merged entity, and any other acquisition by a third party of shares that represent a majority of the voting power of the company), we sell substantially all of our assets, or we are effectively unable to honor or perform our obligations under the new research collaboration option relating to the development of PTH 1-34. Upon the occurrence of any such event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred.

          Off-Balance Sheet Arrangements

          As of December 31, 2004, we had no material off-balance sheet arrangements, other than operating leases.

          In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2004.

          In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our consolidated financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims, including the pending litigation described in Part I, Item 3 “Legal Proceedings”, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

          Significant contractual obligations as of December 31, 2004 are as follows:

		Amount Due in

Type of Obligation	Total Obligation	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

	(in thousands)
Long-term debt (1)	$51,283	$—	$38,768	$12,515	$—
Short-term debt	290	290	—	—	—
Capital lease obligations	451	207	244	—	—
Operating lease obligations (2)	4,705	1,751	2,954	—	—
Clinical research organizations (3)	143	143	—	—	—

Total	$56,872	$2,391	$41,966	$12,515	$—

(1)

In July 1999, we acquired from Elan our ownership interest in Ebbisham (a jointly owned entity created by us and Elan), in exchange for a seven year, $20,000 zero coupon note due July 2006 carrying a 15% interest rate, compounding semi-annually (the “Elan Note”), plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments.  In connection with any payment on the Elan Note made by the Emisphere, we have the right to require Elan to purchase our common stock at the market price at an aggregate price equal to such payment made, subject to the following conditions: (i) the acceptance by the FDA of a new drug application from Emisphere involving any heparin product, (ii) our closing stock price remaining at or above $25.00 per share for the 20 consecutive trading days prior to the date we exercise this right and (iii) the exercise of this right would not require the application of the equity accounting method by Elan.  In December 2004, we entered into a Security Purchase Agreement with Elan and made a prepayment on the note of $13 million in cash and $2 million in common stock. See “Liquidity and Capital Resources” above for further information concerning the Elan note and related Security Purchase Agreement. At December 31, 2004, the balance on the Elan Note was $29.3 million.

In December 2004, we issued a $10 million convertible note payable to Novartis (the “Novartis Note”) due December 2009. Interest may be paid annually or accreted as additional principal. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of Company common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Upon the occurrence of an event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. At December 31, 2004, the balance on the Novartis Note was $10.0 million.

(2)

The operating lease is related to the Tarrytown facility. Under the terms of the agreement with the landlord to surrender a portion of this space in 2003, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005.  We have excluded such payments from the above table because we believe that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which we would be obligated to pay would be $2.7 million ($1.0 million in less than one year and $1.7 million in one to three years) for rent, real estate taxes and operating expenses.

(3)	We are obligated to make payments under certain contracts with third parties who provide clinical research services to support our ongoing research and development.

Research and Development Costs

          We have devoted substantially all of our efforts and resources to research and development conducted on our own behalf (self-funded) and in collaborations with corporate partners (partnered). Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, including those described in “Risk Factors” below, relating to the progress of our product candidates through development stages, clinical trials, regulatory approval, commercialization and market acceptance, it is not possible to accurately predict future spending or time to completion by project or project category.

          The following table summarizes research and development spending to date by project category:

	Year Ended December 31,				Cumulative Spending to date 2004 (1)

	2004	2003	2002

Research (2)	$2,853	$3,314	$3,671		$44,118
Feasibility projects
Self-funded	448	496	3,394		7,018
Partnered	453	422	429		2,902
Development projects
Oral heparin (self-funded)	1,231	1,722	19,851		90,419
Oral insulin (self-funded)	2,289	2,940	5,436		15,167
Partnered	104	315	2,286		10,958
All other (self-funded)	—	—	—		141
Other	10,084	11,817	14,849		57,585

Total all projects	$17,462	$21,026	$49,916	(3)	$228,308

(1)	Cumulative spending from August 1, 1995 through December 31, 2004
(2)

Research is classified as resources expended to expand the ability to create new carriers, to ascertain the mechanisms of action of carriers, and to establish computer based modeling capabilities, prototype formulations, animal models, and in vitro testing capabilities.

(3)

During the year ended December 31, 2002, $197 thousand of research and development expenses, related to certain projects, was reclassified as restructuring for severance charges in the consolidated statement of operations.

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

          Investments.  We invest excess cash in accordance with a policy objective seeking to preserve both liquidity and safety of principal. We consider all highly liquid, interest-bearing debt instruments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds. Investments are carried at fair value and are considered to be available for sale. Accordingly, unrealized holding gains and losses are reported in stockholders’ equity. We generally invest our excess funds in obligations of the U.S. government and its agencies, bank deposits, mortgage-backed securities, and investment grade debt securities issued by corporations and financial institutions at ratings of A-1 or A (Standard and Poor’s).  Although our investments carry high ratings when purchased, a lowering of the rating of the corporate debt securities in our portfolio could result in an impairment.

          Purchased Technology.  Purchased technology represents the value assigned to patents underlying research and development projects of Ebbisham Ltd, related to oral heparin, that were commenced but not yet completed as of the date of our acquisition of full ownership and which, if unsuccessful, have no alternative future use. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the fair value of purchased technology is reviewed for impairment whenever events and circumstances indicate that the carrying value might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is triggered if the carrying amount exceeds estimated undiscounted future cash flows.  At December 31, 2004, purchased technology had a carrying value of $2.3 million, net of amortization.  We amortize purchased technology on a straight-line basis over a period of 15 years, the average life of the related patents. Estimated amortization expense for the purchased technology is $239 thousand for each of the next five years.

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

          Impairment of Long-Lived Assets.  In accordance with SFAS 144, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is triggered if the carrying amount exceeds estimated undiscounted future cash flows. We recognized impairments on long-lived assets of $5.4 million and $4.5 million during the years ended December 31, 2003 and 2002, respectively.  These impairments were based on estimates of future cash flows, including potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Actual results could differ significantly from these estimates, which would result in additional impairment losses or losses on disposal of the assets.

          Clinical Trial Accrual Methodology.  Clinical trial expenses represent obligations resulting from our contracts with various research organizations in connection with conducting clinical trials for our product candidates. We account for those expenses on an accrual basis according to the progress of the trial as measured by patient enrollment and the timing of the various aspects of the trial. Accruals are recorded in accordance with the following methodology: (i) the costs for period expenses, such as investigator meetings and initial start-up costs, are expensed as incurred based on management’s estimates, which are impacted by any change in the number of sites, number of patients and patient start dates; (ii) direct service costs, which are primarily on-going monitoring costs, are recognized on a straight-line basis over the life of the contract; and (iii) principal investigator expenses that are directly associated with recruitment are recognized based on actual patient recruitment. All changes to the contract amounts due to change orders are analyzed and recognized in accordance with the above methodology. Change orders are triggered by changes in the scope, time to completion and the number of sites. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates.

          Revenue Recognition.  We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), and Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenue includes amounts earned from collaborative agreements and feasibility studies and is comprised of reimbursed research and development costs, as well as upfront and research and development milestone payments. Deferred revenue represents payments received which are related to future performance. Non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration. Revenue recognized is the lower of the percentage complete, measured by incurred costs, applied to expected contractual payments or the total non-refundable cash received to date. With regards to revenue from non-refundable fees, changes in assumptions of estimated costs to complete could have a material impact on the revenue recognized. Revenue is expected to fluctuate from year to year and is dependent upon the timing of work plans mutually agreed to with collaborators and to the allocation of efforts between Emisphere and our collaborators.

Future Impact of Recently Issued Accounting Standards

          In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 03-1, “The Meaning of Other–Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”), regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. The scope of the consensus is to give guidance on when an investment is impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The effective date of the recognition and measurement guidance in EITF 03-1 has been delayed until the implementation guidance provided by a FASB staff position on the issue is finalized. The disclosure guidance is unaffected by the delay and is effective for fiscal years ending after June 15, 2004. We adopted the disclosure provisions of EITF 03-1 in our annual financial statements for the year ended December 31, 2004 and do not anticipate that the recognition and measurement guidance, when released, will significantly impact our financial statements.

          In December 2004, the FASB issued a revision of SFAS 123, “Accounting for stock-Based Compensation” (“SFAS 123”). The revised statement, SFAS 123(R), “Share-Based Payment”, establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the option of accounting for share-based compensation transactions using APB No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of employee stock options and similar awards, as measured on the awards’ grant date. For public companies, SFAS 123(R) is effective at the beginning of the first interim or annual reporting period that begins after June 15, 2005.

We plan to adopt SFAS 123(R) in our fiscal quarter ending September 30, 2005. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We may apply SFAS 123(R) using one of the following transition methods. We may apply SFAS 123(R) using a modified version of prospective application only, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We may also elect to apply a modified version of retrospective application, which involves restating our financial statements to give effect to the fair value based method of accounting for awards on a basis consistent with the disclosures required by SFAS 123 for either all prior periods for which SFAS 123 was effective or prior interim periods in the year of adoption only. We are currently evaluating the requirements of SFAS 123(R), including developing a valuation model and selecting a transition method. We expect the adoption of SFAS 123(R) will have significant impact on our financial statements, but we have not determined the extent of the impact.

Transactions with Related Parties

          During 2003, two former members of the Board of Directors resigned their Board positions and became consultants to Emisphere.

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

          We have incurred substantial losses since inception and as we expect to continue to incur development expenses for self-funded programs and partnered programs and for programs for which we are attempting to secure a partner, we are likely to require additional capital and if additional capital is not raised our ability to continue as a going concern is in substantial doubt.

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of December 31, 2004, our accumulated deficit was approximately $333 million.  Our net loss was $37.5 million, $44.9 million and $71.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our cash outlays from operations and capital expenditures were $23.5 million for 2004. Our stockholders’ equity decreased from $67.5 million as of December 31, 2002 to a stockholders’ deficit of $11.3 million as of December 31, 2004.  We have also made substantial debt payments to Elan and have commitments to make additional payments during 2005.  We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2004 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations through the end of the second quarter of 2005.  Should we be unable to raise needed capital by April 2005, we have developed a plan whereby we would significantly decrease operating costs by reducing our workforce and scaling back research and development efforts.  These decreases would allow us to continue to operate through December 31, 2005. However, if our restructuring efforts as discussed herein are not sufficient due to unanticipated costs and expenses, we may be required to discontinue, shutdown, or cease operations. This may adversely affect our ability to raise additional capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders.

          In 1996, we entered into a joint venture with Elan to develop oral heparin.  In connection with the re-purchase of Elan’s joint venture interest in 1999, we issued a zero coupon note (the “Original Elan Note”) to Elan.  The Original Elan Note had an issue price of $20 million and an original issue discount at maturity of $35,048,881 and a maturity date of July 2, 2006.  On December 27, 2004, we entered into a Security Purchase Agreement (the “Security Purchase Agreement”) with Elan, providing for our purchase of our indebtedness to Elan under the Original Elan Note.  The value of the Original Elan Note plus accrued interest on December 27, 2004 was approximately $44 million.  Pursuant to the Security Purchase Agreement, we paid Elan $13 million and issued to Elan 600,000 shares of our common stock with a market value of approximately $2 million. Also, we issued to Elan a new zero coupon note with an issue price of approximately $29 million (the “Modified Elan Note”), representing the accrued value of the Original Elan Note minus the sum of the cash payment and the value of the 600,000 shares. Under the Security

Purchase Agreement, we have the right to make a cash payment of $7 million and issue 323,077 shares on April 29, 2005 and a final cash payment of $6 million and the issuance of 276,923 shares of our common stock on June 30, 2005 in exchange for the remaining balance of the Modified Elan Note.  Alternatively, prior to March 31, 2005, we have the right to make a cash payment of $13 million, and issue to Elan a warrant to purchase 600,000 shares of our common stock (with an exercise price equal to the volume weighted average price for our common stock for the period of twenty consecutive trading days ending on the trading day immediately preceding the date of issuance of such warrant) in exchange for the Modified Elan Note. We may also defer the cash payments and the common stock issuances to a date not later than September 30, 2005.  If we exercise that right and elect to defer the $7 million installment due on April 29, 2005, we are required to issue to Elan an adjusted modified note (the “Adjusted Note”) equal to the outstanding balance of the Modified Elan Note plus approximately $2 million (the value of the 600,000 shares issued on December 27, 2004) in exchange for the Modified Elan Note and we will be obligated to pay Elan $250,000 per month for each month during which the Adjusted Note remains outstanding.  If we do not complete the payments and the common stock issuances by September 30, 2005, we will be obligated to continue the payment of $250,000 per month until the full repayment of the Adjusted Note any time between September 30, 2005 and the maturity date of the Original Elan Note (July 2, 2006).

          On December 1, 2004 we issued a $10 million convertible note (the “Novartis Note”) to Novartis in connection with a new research collaboration option relating to the development of PTH 1-34. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of Company common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Under the Novartis Note, an event of default shall be deemed to have occurred if we default on the payment of the principal amount of, and accrued and unpaid interest on, the Novartis Note upon maturity, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty, we fail to timely cure a default in the payment of any other indebtedness in excess of a certain material threshold, or there occurs an acceleration of indebtedness in excess of that threshold, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain material threshold, we become entitled to terminate the registration of our securities or the filing of reports under the Securities Exchange Act of 1934, our common stock will be delisted from Nasdaq, we experience a change of control (including by, among other things, a change in the composition of a majority of our board (other than as approved by the board) in any one-year period, a merger which results in our stockholders holding shares that represent less than a majority of the voting power of the merged entity, and any other acquisition by a third party of shares that represent a majority of the voting power of the company), we sell substantially all of our assets, or we are effectively unable to honor or perform our obligations under the new research collaboration option relating to the development of PTH 1-34. Upon the occurrence of any such event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred.

          If we are unable to generate sufficient revenue from potential partners or raise additional capital, we will be required to curtail our development efforts, which could have a material adverse effect on our ability to realize the commercial potential of our products.

          If we fail to generate sufficient revenue or raise additional capital, we will have to undergo further restructuring and downsize our operations.  Under those circumstances, our failure to restructure would have a material adverse effect on our ability to continue as a going concern.  Historically, we have been able to implement cost reductions when necessary.  In May 2002, we announced a plan for restructuring our operations, which included the discontinuation of our liquid oral heparin program and related initiatives, and a reduction of associated infrastructure.  In the third quarter of 2002, we decided to dispose of our Farmington, Connecticut research facility.  These actions reduced our full-time work force by approximately 50%.

          If our current funding and any proceeds of sales of shares of common stock to Kingsbridge, if any, are not sufficient for our operations or our Common Stock Purchase Agreement with Kingsbridge terminates, we may be required to restructure and reduce spending. The resultant curtailment of our development efforts could have a material adverse effect on our ability to realize the commercial potential of our products and achieve long-term profitability.

          We are highly dependent on the clinical success of our oral heparin and insulin product candidates.

          Oral heparin and oral insulin are our two lead programs and are among our most advanced programs. To date, we have invested $90.4 million and $15.2 million, in oral heparin and oral insulin, respectively.  We believe that, based on market size, these two products, if approved, could represent our largest sources of revenue. If we fail to obtain regulatory approval for either of these products, either solely through our own efforts or through collaborations with one or more major pharmaceutical companies, our ability to fund future operations from operating revenue or issuance of additional equity is likely to be adversely affected. We are not dependent on successful culmination of clinical trials or regulatory approval of any particular one of our other product candidate programs because our investment in each such program and reward upon successful completion of each such program is substantially less significant to our long-term viability.

          Oral Heparin

          Heparin delivery is a highly competitive area. Other companies currently are developing spray (buccal) or alternate forms of heparin and other anti-thrombotics have recently received European approval (e.g., AstraZeneca’s EXANTA®).  We are developing solid dosage forms of oral heparin and have commenced Phase III testing for the SNAC/heparin molecule combination.

          We previously developed a liquid form of oral heparin and in 2000 conducted a Phase III clinical trial that was completed in early 2002.  The trial did not meet its endpoint of superiority to LOVENOX®, a leading low molecular weight heparin. We believe that the trial failed to meet its endpoint of superiority possibly due in part to the poor taste of the liquid formulation. We subsequently restructured our operations, which included the discontinuation of our liquid oral heparin program and related initiatives, and a reduction of associated infrastructure. The resulting restructuring charge to earnings was approximately $1.5 million.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in connection with the restructuring, we performed an evaluation of certain intangible and fixed assets to determine if their carrying amount exceeded their fair value.  In 2002, we recorded an impairment charge of $4.5 million.  In 2003, we recorded an additional impairment charge of $5.4 million.

          We cannot assure you that competitive heparin products will not have an adverse effect on our heparin product development efforts or that future clinical trials related to our solid form of oral heparin will meet targeted endpoints. If future clinical trials related to oral heparin fail to meet the targeted endpoints, we likely would discontinue our oral heparin program and write off any remaining oral heparin investment.

          In 1996, we formed a joint venture with Elan to develop oral forms of heparin. In July 1999, we reacquired all product, marketing and technology rights for our heparin products from Elan. In accordance with the termination agreement with Elan, we will be required to pay Elan royalties on our sales of oral heparin, subject to an annual cap of $10 million.

          Oral Insulin

          Insulin delivery is a highly competitive area.  Other companies currently are developing buccal or aerosol (pulmonary) forms of insulin (e.g., Aventis/Pfizer/Nektar’s EXUBERA®). Our oral insulin product candidate has demonstrated favorable data in early patient studies in both Type 1 and Type 2 diabetics.  However, we cannot assure you that future clinical trials related to our oral insulin will meet targeted endpoints, with the result that we may fail to obtain the necessary regulatory approval for sale of oral insulin, either alone or in collaboration with a major pharmaceutical company.  If such circumstances were to occur, we likely would discontinue our oral insulin program and write off any remaining oral insulin investment.

          We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

          A key part of our strategy is to form collaborations with pharmaceutical companies that will assist us in developing, testing, obtaining government approval for and commercializing oral forms of therapeutic macromolecules using the eligen® technology. We have collaborative agreements for candidates in clinical development with Novartis and Roche, and as noted below, we are in litigation with Lilly and have given Lilly notice of termination of our agreements.

          We negotiate specific ownership rights with respect to the intellectual property developed as a result of the collaboration with each partner.  While ownership rights vary from program to program, in general we retain ownership rights to developments relating to our carrier and the collaborator retains rights related to the drug product developed.

          Despite our existing agreements, we cannot assure you that:

•	we will be able to enter into additional collaborative arrangements to develop products utilizing our drug delivery technology;
•	any existing or future collaborative arrangements will be sustainable or successful;

•	the product candidates in collaborative arrangements will be further developed by partners in a timely fashion;

•	any collaborative partner will not infringe upon our intellectual property position in violation of the terms of the collaboration contract; or

•	milestones in collaborative agreements will be met and milestone payments will be received.

          If we are unable to obtain development assistance and funds from other pharmaceutical companies to fund a portion of our product development costs and to commercialize our product candidates, we may be unable to issue equity upon favorable terms to allow us to raise sufficient capital to fund clinical development of our product candidates. Lack of funding would cause us to delay, scale back or curtail clinical development of one or more of our projects. The determination of the specific project to curtail would depend upon the relative future economic value to us of each program.

          Our collaborative partners control the clinical development of the drug candidates and may terminate their efforts at will.

          Novartis controls the clinical development of oral calcitonin and oral rhGH.  Pending the results of our litigation with Lilly, Novartis also has an option to control the clinical development of oral PTH.  Roche controls the clinical development of the small molecule compound for which they have licensed our technology.  Although we influence the clinical program through participation on a Steering Committee for each product, Novartis and Roche control the decision-making for the design and timing of their respective clinical studies.  As noted below, we are in litigation with Lilly and have given Lilly notice of termination of our agreements.

          Moreover, the agreements with Novartis and Roche provide that each may terminate its programs at will for any reason and without any financial penalty or requirement to fund any further clinical studies. We cannot assure you that Novartis or Roche will continue to advance the clinical development of the drug candidates subject to collaboration.

          Our collaborative partners are free to develop competing products.

          Aside from provisions preventing the unauthorized use of our intellectual property by our collaborative partners, there is nothing in our collaborative agreements that prevents our partners from developing competing products.  If one of our partners were to develop a competing product, our collaboration could be substantially jeopardized.

          We are currently in litigation with one of our collaborative partners, and an adverse determination of our patent infringement claims in that case could limit our future ability to realize on the potential value of those patents.

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of recombinant parathyroid hormone, PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of recombinant parathyroid hormone, PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated.  Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. An adverse determination in this litigation concerning our claim that Lilly has infringed upon our patents could limit our future ability to realize on the potential value of those patents. Although the costs of litigating this matter may be material, we anticipate that we will have sufficient financial resources to fund future costs and we do not anticipate any significant impact on our ability to develop our product candidates.  Through December 31, 2004, we have incurred approximately $1.4 million in expenses relating to this litigation.

          Although we are not currently involved in litigation with any of our other collaborative partners and have no reason to believe that such litigation will arise, it is possible that in the future this may not be the case.  Were we to become involved in litigation with another of our collaborative partners, we would bear the additional expense of the litigation and we would likely suffer an adverse impact on both the program covered by the collaborative agreement and our relationship with the particular collaborative partner.

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

          For example, we initially set out to develop a liquid formulation of oral heparin.  At the end of 1999, we initiated a Phase III study of our oral heparin liquid formulation. The multi-center, double-blind, double-dummy Phase III trial was referred to as the “PROTECT” trial (PRophylaxis with Oral SNAC/heparin against ThromboEmbolic Complications following Total hip replacement surgery).

          We enrolled 2,288 patients in our PROTECT trial to evaluate the safety and efficacy of a solution oral heparin formulation using our eligen® oral drug delivery technology for the prevention of DVT in total hip replacement surgery patients (a surgical patient population that historically has had a high rate of DVT).  The goal of the PROTECT trial was to demonstrate the superior efficacy and comparable safety of our oral heparin when dosed postoperatively for a 30-day regimen, as compared to injectable enoxaparin, when dosed postoperatively for a 10-day regimen. (A 10-day regimen of injectable enoxaparin, marketed by Aventis Pharma SA under the LOVENOX trademark, is the standard of care in the prevention of DVT, as determined by the American College of Chest Physicians’ Sixth Consensus Conference.)

          The endpoint of the PROTECT trial was DVT occurrence in the 30 days following surgery, or pulmonary embolism or death.  Investigators at more than 120 international sites evaluated a liquid form of heparin, consisting of the EMISPHERE delivery agent, SNAC (Sodium N-[8-(2 hydroxybenzoyl) Amino Caprylate), in combination with unfractionated heparin, when dosed orally in a 30-day regimen, compared to enoxaparin, when dosed subcutaneously (by injection) in a 10-day regimen.  Total DVTs were determined by bilateral venogram, the FDA standard for measurement, measured at 30 days following surgery.  A team of radiologists at Boston’s Massachusetts General Hospital read all the venographies produced to determine the presence of a blood clot (thrombus).

          On May 14, 2002, we announced initial results from the PROTECT study.  Those initial results did not demonstrate the superiority of oral heparin, when dosed in a 30-day treatment regimen, compared to enoxaparin administered by injection in a 10-day dosing regimen in preventing DVTs.

          Unless the clinical data has utility in other development programs or the safety data from the PROTECT trial is deemed useable, the termination of clinical trials for a product candidate may result in a loss of our cumulative investment in the product candidate.  These expenses are primarily costs of engaging clinical contract research organization and production of clinical supplies of the drug candidate.

          Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

          Our preclinical studies and clinical trials, as well as the manufacturing and marketing of our product candidates, are subject to extensive, costly and rigorous regulation by various governmental authorities in the United States and other countries. The process of obtaining required approvals from the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product candidates. We cannot assure you that we, either independently or in collaboration with others, will meet the applicable regulatory criteria in order to receive the required approvals for manufacturing and marketing. Delays in obtaining United States or foreign approvals for our self-developed projects could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other companies. Additionally, delays in obtaining regulatory approvals encountered by others with whom we collaborate also could adversely affect our business and prospects.  Even if regulatory approval of a product is obtained, the approval may place limitations on the intended uses of the product, and may restrict the way in which we or our partner may market the product.

          The regulatory approval process presents several risks to us:

•

In general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources. The data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval.

•

Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency’s requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first.

•	Requirements for approval may become more stringent due to changes in regulatory agency policy, or the adoption of new regulations or legislation.

•

The scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed and may impose significant limitations in the nature of warnings, precautions and contraindications that could materially affect the profitability of the drug.

•

Approved drugs, as well as their manufacturers, are subject to continuing and on-going review, and discovery of previously unknown problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

•	Regulatory authorities and agencies may promulgate additional regulations restricting the sale of our existing and proposed products.

•

Once a product receives marketing approval, the FDA may not permit us to market that product for broader or different applications, or may not grant us clearance with respect to separate product applications that represent extensions of our basic technology. In addition, the FDA may withdraw or modify existing clearances in a significant manner or promulgate additional regulations restricting the sale of our present or proposed products.

          Additionally, we face the risk that our competitors may gain FDA approval for a product before us.  Having a competitor reach the market before us would impede the future commercial success for our competing product because we believe that the FDA uses heightened standards of approval for products once approval has been granted to a competing product in a particular product area.  We believe that this standard generally limits new approvals to only those products that meet or exceed the standards set by the previously approved product.

          We may not be able to sell our Farmington facility.

          In the third quarter of 2002, we decided to dispose of our Farmington, Connecticut research facility.  We do not currently have a purchaser for this facility and we cannot be certain of when or if we will consummate a sale of the facility. A previously interested purchaser has terminated its interest in the facility and we may not find an alternate buyer.  In January 2004, an adjoining landowner filed a notice of pendency on the property claiming certain rights under a right of way, and in addition filed suit in a matter captioned “FARMINGTON AVENUE BAPTIST CHURCH, Plaintiff, vs. FARM TECH CORPORATION, Defendant, Superior Court of the State of Connecticut, Judicial District of Hartford”. Depositions of the pastor and the attorney for the adjoining landowner have been completed. This litigation is ongoing and may have an adverse effect on our ability to sell the facility.  The sale of the Farmington facility may not occur in the near future and the costs associated with the facility (e.g., utilities, insurance, maintenance and real estate taxes) will require continued cash outlays.  The carrying value of the Farmington facility as of December 31, 2004 was $3.6 million.

          Our business will suffer if we cannot adequately protect our patent and proprietary rights.

          Although we have patents for some of our product candidates and have applied for additional patents, there can be no assurance that patents applied for will be granted, that patents granted to or acquired by us now or in the future will be valid and enforceable and provide us with meaningful protection from competition or that we will possess the financial resources necessary to enforce any of our patents. Also, we cannot be certain that any products that we (or a licensee) develop will not infringe upon any patent or other intellectual property right of a third party.

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

          There is a possibility that third parties may make improvements or innovations to our technology in a more expeditious manner than we do. Although we are not aware of any such circumstance related to our product portfolio, should such circumstances arise, we may need to obtain a license from such third party to obtain the benefit of the improvement or innovation. Royalties payable under such a license would reduce our share of total revenue. Such a license may not be available to us at all or on commercially reasonable terms. Although we currently do not know of any circumstances related to our product portfolio which would lead us to believe that a third party has developed any improvements or innovation with respect to our technology, we cannot assure you that such circumstances will not arise in the future. We cannot reasonably determine the cost to us of the effect of being unable to obtain any such license.

          We are dependent on third parties to manufacture and, in some cases, test our products.

          We have a facility to manufacture a limited quantity of clinical supplies containing EMISPHERE® delivery agents. Currently, we have no manufacturing facilities for production of any therapeutic compounds under consideration as products. We have no facilities for clinical testing. The success of our self-developed programs is dependent upon securing manufacturing capabilities and contracting with clinical service providers.

          The availability of manufacturers is limited by both the capacity of such manufacturers and their regulatory compliance.  Among the conditions for NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures continually conform with the FDA’s current GMP (GMP are regulations established by the FDA that govern the manufacture, processing, packing, storage and testing of drugs intended for human use). In complying with GMP, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the FDA to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the FDA, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility.  Such actions could severely delay our ability to obtain product from that particular source.

          The success of our clinical trials and our partnerships is dependent on the proposed or current partner’s capacity and ability to adequately manufacture drug products to meet the proposed demand of each respective market.  Although any significant delay in obtaining a supply source (which could result from, for example, an FDA determination that such manufacturer does not comply with current GMP) could harm our potential for success.  Additionally, if a current manufacturer were to lose its ability to meet our supply demands during a clinical trial, the trial may be delayed or may even need to be abandoned.

          We may face product liability claims related to participation in clinical trials or future products.

          We have product liability insurance with a policy limit of $5 million per occurrence and in the aggregate. The testing, manufacture and marketing of products for humans utilizing our drug delivery technology may expose us to potential product liability and other claims. These may be claims directly by consumers or by pharmaceutical companies or others selling our future products. We seek to structure development programs with pharmaceutical companies that would complete the development, manufacturing and marketing of the finished product in a manner that would protect us from such liability, but the indemnity undertakings for product liability claims that we secure from the pharmaceutical companies may prove to be insufficient.

          We are subject to environmental, health and safety laws and regulations for which we incur costs to comply.

          We use some hazardous materials in our research and development activities and are subject to environmental, health and safety laws and regulations governing the use of such materials.  For example, our operations involve the controlled use of chemicals, biologicals and radioactive materials and we bear the costs of complying with the various regulations governing the use of such materials.  Costs of compliance have not been material to date.  While we believe we are currently in compliance with the federal, state and local laws governing the use of such materials, we cannot be certain that accidental injury or contamination will not occur.  Should we be held liable or face regulatory actions regarding an accident involving personal injury or an environmental release, we potentially could incur costs in excess of our resources or insurance coverage, although, to date, we have not had to deal with any such actions.  During each of 2002, 2003 and 2004, we incurred costs of approximately $200 thousand in our compliance with environmental, health and safety laws and regulations.

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

          Our products, when developed and marketed, may compete with existing parenteral or other versions of the same drug, some of which are well established in the marketplace and manufactured by formidable competitors, as well as other existing drugs. For example, our oral heparin product candidate, if successful, would compete with intravenous heparin, injectable low molecular weight heparin and oral warfarin, as well as the recently approved injectable pentasaccharide and oral melagatran products. These products are marketed throughout the world by leading pharmaceutical companies such as Aventis Pharma SA, Pfizer, Inc. and Bristol Myers Squibb Company. Similarly, our salmon calcitonin product candidate, if developed and marketed, would compete with a wide array of existing osteoporosis therapies, including a nasal dosage form of salmon calcitonin, estrogen replacement therapy, selective estrogen receptor modulators, bisphosphonates and other compounds in development.

          Our competitors may succeed in developing competing technologies or obtaining government approval for products before we do. Developments by others may render our product candidates, or the therapeutic macromolecules used in combination with our product candidates, noncompetitive or obsolete. For example, Nobex Corporation has an oral insulin formulation being developed and at least one competitor has notified the FDA that it is developing a competing formulation of salmon calcitonin. We cannot assure you that, if our products are marketed, they will be preferred to existing drugs or that they will be preferred to or available before other products in development.

          If a competitor announces a successful clinical study involving a product that may be competitive with one of our product candidates or an approval by a regulatory agency of the marketing of a competitive product, such announcement may have a material adverse effect on our operations or future prospects resulting from reduced sales of future products that we may wish to bring to market or from an adverse impact on the price of our common stock or our ability to obtain regulatory approval for our product candidates.

          We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

          We are highly dependent on our executive officers. Our Chairman and CEO, Michael Goldberg, M.D., has been with Emisphere for fourteen years.  We would be significantly disadvantaged if Dr. Goldberg were to leave Emisphere.  The loss of other officers could have an adverse effect as well, given their specific knowledge related to our proprietary technology and personal relationships with our pharmaceutical company partners.  If we are not able to retain our executive officers, our business may suffer. None of our key officers are nearing retirement age or have announced any intention to leave Emisphere. We have an employment contract with Dr. Goldberg that extends through August of 2005. We do not maintain “key-man” life insurance policies for any of our executive officers.

          There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business.  Additionally, because of the knowledge and experience of our scientific personnel and their specific knowledge with respect to our drug carriers the continued development of our product candidates could be adversely affected by the loss of any significant number of such personnel.

          Provisions of our corporate charter documents, Delaware law and our stockholder rights plan may dissuade potential acquirors, prevent the replacement or removal of our current management and may thereby affect the price of our common stock.

          Our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the rights, preferences and privileges of those shares without any further vote or action by our stockholders. Of these 1,000,000 shares, 200,000 are currently designated Series A Junior Participating Cumulative Preferred Stock (“A Preferred Stock”) in connection with our stockholder rights plan, and the remaining 800,000 shares remain available for future issuance. Rights of holders of common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future.

          We also have a stockholder rights plan, commonly referred to as a “poison pill,” in which Preferred Stock Purchase Rights (the “Rights”) have been granted at the rate of one one-hundredth of a share of A Preferred Stock at an exercise price of $80 for each share of our common stock.  The Rights are not exercisable or transferable apart from the common stock, until the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of our outstanding common stock or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person, or group, of 20% or more of our outstanding common stock.  If we enter into consolidation, merger, or other business combinations, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of A Preferred Stock, a number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined.  By potentially diluting the ownership of the acquiring company, our rights plan may dissuade prospective acquirors of our company.

          The A Preferred Stockholders will be entitled to a preferential cumulative quarterly dividend of the greater of $1.00 per share or 100 times the per-share dividend declared on our stock and are also entitled to a liquidation preference, thereby hindering an acquiror’s ability to freely pay dividends or to liquidate the company following an acquisition.  Each A Preferred Stock share will have 100 votes and will vote together with the common shares, effectively preventing an acquiror from removing existing management.  The Rights contain anti-dilutive provisions, are redeemable at our option, subject to certain defined restrictions for $.01 per Right, and expire on February 23, 2006.

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

          We are subject to the provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, either alone or together with affiliates and associates, owns (or within the past three years, did own) 15% or more of the corporation’s voting stock.

          Our stock price has been and may continue to be volatile.

          The trading price for our common stock has been and is likely to continue to be highly volatile. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies have historically been highly volatile. Factors that could adversely affect our stock price include:

•	fluctuations in our operating results; announcements of partnerships or technological collaborations,

•	innovations or new products by us or our competitors;

•	governmental regulation;

•	developments in patent or other proprietary rights;

•	public concern as to the safety of drugs developed by us or others;

•	the results of preclinical testing and clinical studies or trials by us, our partners or our competitors;

•	litigation;

•	general stock market and economic conditions;

•	number of shares available for trading (float);

•	inclusion in or dropping from stock indexes.

          As of December 31, 2004, our 52-week high and low closing market price for our common stock was $8.44 and $2.86, respectively.

          Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

          Sales of a substantial number of shares of common stock or warrants, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2004, there were outstanding options to purchase up to 4,410,688 shares of our common stock that are currently exercisable, and additional outstanding options to purchase up to 1,134,567 shares of common stock that are exercisable over the next several years. The holders of these options have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other. The existence of these options may adversely affect the terms on which we may be able to obtain additional financing.

          In connection with the Common Stock Purchase Agreement with Kingsbridge described above, we entered into a Registration Rights Agreement with Kingsbridge (the “Registration Rights Agreement”).  Under the terms of the Registration Rights Agreement, we granted registration rights to Kingsbridge concerning the resale by Kingsbridge of the 250,000 shares of our common stock that may be purchased by Kingsbridge pursuant to the warrant that was issued to Kingsbridge on December 27, 2004.  The Registration Rights Agreement also grants registration rights to Kingsbridge for up to $20 million worth of common stock that we in our discretion choose to sell in the future to Kingsbridge under the Common Stock Purchase Agreement.  The Registration Rights Agreement requires us to file a registration statement concerning such shares of our common stock with the SEC within sixty calendar days after December 27, 2004.  We must use our commercially reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission within one hundred twenty calendar days after December 27, 2004.

          In addition, currently, 20,000 shares of our common stock (and outstanding options to purchase an additional 30,000 shares of our common stock) are subject to piggyback registration rights, at the option of the option holder, in the event we register any of our common stock for the account of any person other than Emisphere (other than a registration statement on Form S-4 or S-8 or an offering to our existing security holders or pursuant to a dividend reinvestment plan, or any other registration which is not appropriate for the registration of these particular options).

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of U.S. mortgage-backed securities, commercial paper, corporate notes and corporate equities.  Our fixed rate interest-bearing investments totaled $14.4 million at December 31, 2004. Of this total, $10.4 million mature in less than one year and $4 million mature in one to two years. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

          Due to the conservative nature of our short-term fixed interest rate investments (maturities in less than one year), we do not believe that they have a material exposure to interest rate risk.  The value of our fixed interest rate long-term investments is sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the current market interest rate and the rate prevailing at the date of original purchase of the investment. Reasonably expected changes in prevailing interest rates would not materially impact the value of our long term investments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and financial statement schedules begin on page F-1 of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.     CONTROLS AND PROCEDURES

          We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The evaluation was conducted under the supervision and with the participation of the Chief

Executive Officer and Chief Financial Officer. Based upon this evaluation, each concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There has been no significant change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

          None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders. We have adopted a code of ethics applicable to our directors, chief executive officer, chief financial officer, controller and senior financial management. Our code of ethics is filed as Exhibit 14.1.

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

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

A list of the financial statements filed as a part of this report appears on page F-1.

(2) Financial Statement Schedules

Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Consolidated Financial Statements.

(3) Exhibits

A list of the exhibits filed as a part of this report appears on pages E-1 through E-3, which follow immediately after the financial statements.

(b)	See Exhibits listed under the heading “Exhibit Index” set forth on page E-1.

(c)	Not applicable.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2005

EMISPHERE TECHNOLOGIES, INC.

By:	/s/ MICHAEL M. GOLDBERG

Michael M. Goldberg, M.D. Chairman of the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ MICHAEL M. GOLDBERG	Director, Chairman of the Board and Chief	March 11, 2005
Executive Officer (principal executive officer)
Michael M. Goldberg, M.D.

/s/ HOWARD M. PACK	Director	March 11, 2005

Howard M. Pack

/s/ ROBERT J. LEVENSON	Director	March 11, 2005

Robert J. Levenson

/s/ ARTHUR DUBROFF	Director	March 11, 2005

Arthur Dubroff

/s/ STEPHEN K. CARTER	Director	March 11, 2005

Stephen K. Carter, M.D.

/s/ MICHAEL BLACK	Director	March 11, 2005

Michael Black

/s/ ELLIOT M. MAZA	Chief Financial Officer	March 11, 2005
(principal financial officer)
Elliot M. Maza, J.D., C.P.A.

EMISPHERE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Emisphere Technologies, Inc.:

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Emisphere Technologies, Inc. and subsidiary, at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced sustained operating losses, has limited capital resources and has significant future commitments that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

New York, New York
March 11, 2005

EMISPHERE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$6,967	$31,287
Short-term investments	10,583	3,900
Accounts receivable	120	326
Prepaid expenses and other current assets	2,516	1,098

Total current assets	20,186	36,611
Equipment and leasehold improvements, net	10,007	14,005
Land, building and equipment held for sale, net	3,589	3,618
Purchased technology, net	2,273	2,512
Long-term investments	—	7,821
Other assets	237	1,482

Total assets	$36,292	$66,049

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,823	$2,630
Deferred revenue	1,839	125
Current portion of capital lease obligation	207	211
Current portion of deferred lease liability	397	397
Other current liabilities	1,062	8

Total current liabilities	7,328	3,371
Notes payable, including accrued interest	39,332	38,345
Capital lease obligation, net of current portion	245	469
Deferred lease liability, net of current portion	661	1,057

Total liabilities	47,566	43,242

Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding-none	—	—
Common stock, $.01 par value; authorized 40,000,000 shares; issued 19,354,349 shares (19,110,749 outstanding) in 2004 and 18,447,088 shares (18,203,488 outstanding) in 2003	193	184
Additional paid-in capital	325,721	322,257
Note receivable from officer and director	(804)	(804)
Accumulated deficit	(332,555)	(295,033)
Accumulated other comprehensive loss	(42)	(10)
Common stock held in treasury, at cost; 243,600 shares in 2004 and 2003	(3,787)	(3,787)

Total stockholders’ (deficit) equity	(11,274)	22,807

Total liabilities and stockholders’ (deficit) equity	$36,292	$66,049

The accompanying notes are an integral part of the consolidated financial statements

EMISPHERE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,

	2004	2003	2002

Revenue	$1,953	$400	$3,378

Costs and expenses:
Research and development	17,462	21,026	49,719
General and administrative	11,766	9,794	11,242
Restructuring	—	(79)	1,417
Loss on impairment of intangible and fixed assets	—	5,439	4,507
Depreciation and amortization	4,941	5,806	6,185

Total costs and expenses	34,169	41,986	73,070

Operating loss	(32,216)	(41,586)	(69,692)

Other (expense) and income:
Investment and other income	846	1,882	3,044
Loss on impairment of investment	—	—	(222)
Interest expense	(6,152)	(5,165)	(4,472)

Total other (expense) and income	(5,306)	(3,283)	(1,650)

Net loss	$(37,522)	$(44,869)	$(71,342)

Net loss per share, basic and diluted	$(2.04)	$(2.48)	$(3.98)

Weighted average shares outstanding, basic and diluted	18,411,240	18,077,402	17,918,894

The accompanying notes are an integral part of the consolidated financial statements

EMISPHERE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(37,522)	$(44,869)	$(71,342)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	6,103	5,165	4,468
Depreciation and amortization of leasehold improvements	4,702	5,567	5,811
Amortization of purchased technology	239	239	374
Impairment of intangible and fixed assets	—	5,439	4,507
Amortization of deferred lease liability	(396)	(467)	(219)
Non-cash compensation and other non-cash charges	758	395	(15)
Amortization of premium on investments	(76)	(92)	(9)
Impairment of investment	—	—	222
Net realized loss (gain) on sale of investment	1	(493)	(387)
Loss on sale of fixed assets	2	67	—
Changes in assets and liabilities excluding non-cash charges:
Decrease in accounts receivable	206	509	170
Decrease in prepaid expenses and other current assets	87	443	1,110
Increase in other assets	—	(5)	(473)
Increase (decrease) in deferred revenue	1,714	125	(8)
Increase (decrease) in accounts payable and accrued expenses	1,439	(2,686)	(8,271)

Total adjustments	14,779	14,206	7,280

Net cash used in operating activities	(22,743)	(30,663)	(64,062)

Cash flows from investing activities:
Proceeds from sales of investments	7,227	56,193	97,076
Purchases of investments	(5,957)	(17,243)	(51,311)
Proceeds from sale of fixed assets	24	152	332
Capital expenditures	(758)	(1,168)	(3,439)

Net cash provided by investing activities	536	37,934	42,658

Cash flows from financing activities:
Proceeds from exercise of stock options	1,199	551	1,335
Repayment of notes payable	(13,084)	—	—
Proceeds from issuance of note payable	10,000	—	—
Repayment of capital lease obligation	(228)	—	—
Proceeds from capital lease obligation	—	681	—

Net cash (used in) provided by financing activities	(2,113)	1,232	1,335

Net (decrease) increase in cash and cash equivalents	(24,320)	8,503	(20,069)
Cash and cash equivalents, beginning of year	31,287	22,784	42,853

Cash and cash equivalents, end of year	$6,967	$31,287	$22,784

Supplemental disclosure of cash flow information:
Tax refund	$79	$119
Non-cash investing and financing activities:
Issuance of stock options to consultants	$198
Sale of equipment under a barter arrangement	$30	$122
Issuance of restricted stock	$50
Financing of insurance premium	$373
Issuance of common stock in connection with paydown of Elan note	$1,980
Issuance of warrants in connection with financing agreement	$(626)
Fair value of stock-based compensation under employee stock purchase plan	$672
Other non-cash charges to equipment		$70	$425

The accompanying notes are an integral part of the consolidated financial statements

EMISPHERE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the years ended December 31, 2004, 2003 and 2002
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Common Stock Held in Treasury		Total

	Shares	Amount					Shares	Amount

Balance, December 31, 2001	18,041,112	$180	$319,916	$(804)	$(178,822)	$959	243,600	$(3,787)	$137,642
Net Loss					(71,342)				(71,342)
Unrealized loss on investments						(138)			(138)

Comprehensive loss									(71,480)

Sale of common stock under employee stock purchase plans and exercise of options	212,019	2	1,333						1,335
Repurchase of common stock
Issuance of stock options for services rendered			43						43

Balance, December 31, 2002	18,253,131	182	321,292	(804)	(250,164)	821	243,600	(3,787)	67,540
Net Loss					(44,869)				(44,869)
Unrealized loss on investments						(831)			(831)

Comprehensive loss									(45,700)

Sale of common stock under employee stock purchase plans and exercise of options	193,957	2	549						551
Issuance of stock options for services rendered			416						416

Balance, December 31, 2003	18,447,088	184	322,257	(804)	(295,033)	(10)	243,600	(3,787)	22,807
Net Loss					(37,522)				(37,522)
Unrealized loss on investments						(32)			(32)

Comprehensive loss									(37,554)

Issuance of common stock in connection with paydown of Elan note	600,000	6	1,974						1,980
Sale of common stock under employee stock purchase plans and exercise of options	297,641	3	1,868						1,871
Issuance of warrants in connection with financing agreement			(626)						(626)
Issuance of stock to directors	9,620		50						50
Issuance of stock options for consulting services			198						198

Balance, December 31, 2004	19,354,349	$193	$325,721	$(804)	$(332,555)	$(42)	243,600	$(3,787)	$(11,274)

The accompanying notes are an integral part of the consolidated financial statements

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Liquidity

          Nature of Operations. Emisphere Technologies, Inc. (“Emisphere”, “our”, “us” or “we”) is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently deliverable by oral means. Since our inception in 1986, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf as well as through collaborations with corporate partners and academic research institutions. We have no product sales to date. We operate under a single segment.

          Our core business strategy is to develop oral forms of injectable drugs, either alone or with partners, by applying the eligen® technology to those drugs. Typically, we conduct proof-of-concept Phase I and II clinical trials with the objective of attracting a partner to commercialize our product candidates without significant further funding.  We also pursue development of certain product candidates on our own. We expect to continue to incur operating losses.

          Risks and Uncertainties. We have no products approved for sale by the U.S. Food and Drug Administration. There can be no assurance that our research and development will be successfully completed, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

          Liquidity. Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of December 31, 2004, our accumulated deficit was approximately $333 million.  Our net loss was $37.5 million, $44.9 million and $71.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our cash outlays from operations and capital expenditures were $23.5 million for 2004. Our stockholders’ equity decreased from $67.5 million as of December 31, 2002 to a stockholders’ deficit of $11.3 million as of December 31, 2004.  We have also made substantial debt payments to Elan and have commitments to make additional payments during 2005.  We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2004 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations through the end of the second quarter of 2005.  Should we be unable to raise needed capital by April 2005, we have developed a plan whereby we would significantly decrease operating costs by reducing our workforce and scaling back research and development efforts.  These decreases would allow us to continue to operate through December 31, 2005. However, if our restructuring efforts as discussed herein are not sufficient due to unanticipated costs and expenses, we may be required to discontinue, shutdown, or cease operations.  This may adversely affect our ability to raise additional capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders.

          We are continuing to address our liquidity issues and have taken actions during the year as described below. Although we believe that these actions, in conjunction with future financing actions, will improve liquidity, we can make no assurances that these actions will improve liquidity, or occur on terms acceptable to us.

•

In December 2004, we entered into a Security Purchase Agreement (the “Security Purchase Agreement”) with Elan Pharmaceuticals, Inc. (“Elan”) providing for our purchase of our indebtedness to Elan which may allow us to settle the liability for significantly less than the original face value.  See Note 10 for a full description of the transaction.

•

In December 2004, we issued a $10 million convertible note (the “Novartis Note”) to Novartis Pharma AG (“Novartis”) in connection with a new research collaboration option relating to the development of PTH 1-34. See Note 10 for a full description of this transaction.

•

In December 2004, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Kingsbridge Capital Limited (“Kingsbridge”), providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006. See Notes 8 and 12 for a full description of this transaction.

2. Summary of Significant Accounting Policies

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

          Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash, cash equivalents and investments. We invest excess funds in accordance with a policy objective seeking to preserve both liquidity and safety of principal. We generally invest our excess funds in obligations of the U.S. government and its agencies, bank deposits, money market funds, mortgage-backed securities, and investment grade debt securities issued by corporations and financial institutions. We hold no collateral for these financial instruments.

          Cash, Cash Equivalents, and Investments. We consider all highly liquid, interest-bearing instruments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds.

          We consider our investments to be available for sale. Investments are carried at fair value, with unrealized holding gains and losses reported in stockholders’ equity. The fair value of the investments has been estimated based on quoted market prices.

          Realized gains and losses are included as a component of investment income. In computing realized gains and losses, we determine the cost of our investments on a specific identification basis. Such cost includes the direct costs to acquire the investments, adjusted for the amortization of any discount or premium. During 2003, we recognized a gain of $0.5 million related to the call of a corporate bond.  For the years ended December 31, 2004 and 2002, gross realized gains and losses were not significant.

          The following is a summary of the fair value of available for sale investments:

	December 31, 2004

	Amortized Cost Basis		Unrealized Holding

		Fair Value	Gains	Losses	Net

	(in thousands)
Equity securities	$88	$88	$—	$—	$—
Maturities less than one year:
Mortgage-backed securities	6,537	6,527	—	(10)	(10)
Maturities between one and three years:
Mortgage-backed securities	4,000	3,968	—	(32)	(32)

	$10,625	$10,583	$—	$(42)	$(42)

	December 31, 2003

	Amortized Cost Basis		Unrealized Holding

		Fair Value	Gains	Losses	Net

	(in thousands)
Maturities less than one year:
Corporate debt securities	$3,900	$3,900	$—	$—	$—
Maturities between one and three years:
Mortgage-backed securities	7,831	7,821	—	(10)	(10)

	$11,731	$11,721	$—	$(10)	$(10)

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

          Purchased Technology. Purchased technology represents the value assigned to patents underlying research and development projects of Ebbisham Ltd, related to oral heparin, that were commenced but not yet completed as of the date of our acquisition of full ownership and which, if unsuccessful, have no alternative future use. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the fair value of purchased technology is reviewed for impairment whenever events and circumstances indicate that the carrying value might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is triggered if the carrying amount exceeds estimated undiscounted future cash flows.  See Note 7 for a further discussion of purchased technology.

          Impairment of Long-Lived Assets.  In accordance with SFAS 144, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.  See Notes 5 and 7 for further discussion of impairments recognized under SFAS 144.

          Deferred Lease Liability.  Various leases entered into by us provide for rental holidays and escalations of the minimum rent during the lease term, as well as additional rent based upon increases in real estate taxes and common maintenance charges. We record rent expense from leases with rental holidays and escalations using the straight-line method, thereby prorating the total rental commitment over the term of the lease. Under this method, the deferred lease liability represents the difference between the minimum cash rental payments and the rent expense computed on a straight-line basis.

          Repurchase of Common Stock.  From time to time, we have repurchased shares of our common stock. Such stock, which is deemed to be treasury stock, is recorded at cost.

          Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), and Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenue includes amounts earned from collaborative agreements and feasibility studies and is comprised of reimbursed research and development costs, as well as upfront and research and development milestone payments. Deferred revenue represents payments received which are related to future performance. Non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration. Revenue recognized is the lower of the percentage complete, measured by incurred costs, applied to expected contractual payments or the total non-refundable cash received to date. With regards to revenue from non-refundable fees, changes in assumptions of estimated costs to complete could have a material impact on the revenue recognized.

          Research and Development and Clinical Trial Expenses. Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials. All costs associated with research and development are expensed as incurred.

          Clinical research expenses represent obligations resulting from our contracts with various research organizations in connection with conducting clinical trials for our product candidates. We account for those expenses on an accrual basis according to the progress of the trial as measured by patient enrollment and the timing of the various aspects of the trial. Accruals are recorded in accordance with the following methodology: (i) the costs for period expenses, such as investigator meetings and initial start-up costs, are expensed as incurred based on management’s estimates, which are impacted by any change in the number of sites, number of patients and patient start dates; (ii) direct service costs, which are primarily on-going monitoring costs, are recognized on a straight-line basis over the life of the contract; and (iii) principal investigator expenses that are directly associated with recruitment are recognized based on actual patient recruitment. All changes to the contract amounts due to change orders are analyzed and recognized in accordance with the above methodology. Change orders are triggered by changes in the scope, time to completion and the number of sites. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates.

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

          Stock-Based Employee Compensation. The accompanying financial position and results of operations of Emisphere have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of our stock as of the grant date is equal to or less than the option exercise price.

          We have several stock-based compensation plans, which are described in Note 13. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (“SFAS 148”), pro forma operating results have been determined as if we had prepared our financial statements in accordance with the fair value based method. The following table illustrates the effect on net loss and net loss per share based upon the fair value based method of accounting for stock based compensation. Since option grants awarded during 2004, 2003, and 2002 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method. During the year ended December 31, 2004, we recorded a compensation expense charge of $671 thousand related to our Employee Stock Purchase Plan.  This charge was the result of variable stock award accounting.

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Net loss, as reported	$(37,522)	$(44,869)	$(71,342)
Add: Stock-based employee compensation expense included in reported net loss	824	211	43
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,920)	(7,847)	(7,378)

Pro forma net loss	$(43,618)	$(52,505)	$(78,677)

Net loss per share amounts, basic and diluted:
As reported	$(2.04)	$(2.48)	$(3.98)
Pro forma	$(2.37)	$(2.90)	$(4.39)

          For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of options granted: expected volatility of 93% in 2004, 95% in 2003 and 85% in 2002, expected lives of five years (except for the Employee Stock Purchase Plans, where the expected lives are six months), zero dividend yield, and weighted-average risk-free interest rate of 3.6% in 2004, 3.3% in 2003 and 3.9% in 2002.

          The fair value of options granted to non-employees for goods or services is expensed as the goods are utilized or the services performed.

          Other disclosures required by SFAS 123 have been included in Note 13.

          Net Loss Per Share. Net loss per share, basic and diluted, is computed using the weighted average number of shares of our common stock outstanding during the period. For all periods presented, we reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. The following table sets forth the number of weighted-average potential shares of common stock that have been excluded from diluted net loss per share:

	Year Ended December 31,

	2004	2003	2002

Options to purchase common shares	5,158,111	5,529,507	4,850,552
Novartis convertible note payable	283,608	—	—

	5,441,719	5,529,507	4,850,552

          Fair Value of Financial Instruments. The carrying amounts for cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their short-term nature. We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation.  We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not yet obtained or developed a valuation model.  Additionally, we are engaged in research and development activities and have not yet developed products for sale. Accordingly, at this stage of our development, a credit risk assessment is highly judgmental. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2004, the carrying value of the notes payable and accrued interest was $39.3 million. See Note 10 for further discussion of the notes payable.

          Comprehensive Loss.  Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss includes net loss adjusted for the change in net unrealized gain or loss on marketable securities.  The disclosures required by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” for the years ended December 31, 2004, 2003 and 2002 have been included in the consolidated statements of stockholders’ equity.

          Reclassification of Prior Year Balances.  Certain balances in prior years’ consolidated financial statements have been reclassified to conform with current year presentation.

          Future Impact of Recently Issued Accounting Standards.  In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 03-1, “The Meaning of Other –Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”), regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The scope of the consensus is to give guidance on when an investment is impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The effective date of the recognition and measurement guidance in EITF 03-1 has been delayed until the implementation guidance provided by a FASB staff position on the issue is finalized. The disclosure guidance is unaffected by the delay and is effective for fiscal years ending after June 15, 2004. We adopted the disclosure provision of EITF 03-1 in our annual financial statements for the year ended December 31, 2004 and do not anticipate that the recognition and measurement guidance, when released, will significantly impact our financial statements.

          In December 2004, the FASB issued a revision of SFAS 123, “Accounting for stock-Based Compensation” ( “SFAS 123”). The revised statement, SFAS 123(R), “Share-Based Payment”, establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the option of accounting for share-based compensation transactions using APB No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of employee stock options and similar awards, as measured on the awards’ grant date. For public companies, SFAS 123(R) is effective at the beginning of the first interim or annual reporting period that begins after June 15, 2005. We plan to adopt SFAS 123(R) in our fiscal quarter ending September 30, 2005. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We may apply SFAS 123(R) using one of the following transition methods. We may apply SFAS 123(R) using a modified version of prospective application only, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We may also elect to apply a modified version of retrospective application, which involves restating our financial statements to give effect to the fair value based method of accounting for awards on a basis consistent with the disclosures required by SFAS 123 for either all prior periods for which SFAS 123 was effective or prior interim periods in the year of adoption only. We are currently evaluating the requirements of SFAS 123(R), including developing a valuation model and selecting a transition method. We expect the adoption of SFAS 123(R) will have significant impact on our financial statements, but we have not determined the extent of the impact.

3. Restructuring

          In May 2002, we announced a plan for restructuring our operations, which included the discontinuation of our liquid oral heparin program and any related initiatives, and a reduction of associated infrastructure. Additionally, in the third quarter of 2002, we evaluated several alternatives to consolidate our two research facilities in Tarrytown, New York and Farmington, Connecticut in order to eliminate excess capacity, reduce spending, and raise cash. The decision was made to dispose of the Farmington research facility. As a result of the restructuring plan, we announced a reduction in force, which was implemented in the second quarter of 2002 at the Tarrytown facility and in the fourth quarter at the Farmington facility. The restructuring plan resulted in the reduction of our full-time work force by approximately 50%.

          In 2002, we terminated 91 full-time and 26 temporary employees, including 14 administrative personnel and 103 scientists and research assistants. In 2002, we paid approximately $178 in stay bonuses to the severed employees during the phase out of operations at Farmington.  At the end of 2002, five administrative personnel remained at the Farmington facility. In 2003 four of the remaining five personnel at the Farmington facility were terminated. One employee will remain until the sale is complete. As further discussed in Note 5, we do not currently have a purchaser for this facility and we cannot be certain when or if we will consummate a sale of the facility.

          The following table presents the changes in the restructuring accruals for Tarrytown and Farmington for the year ended December 31, 2003:

	Restructuring reserve as of January 1, 2003	Net charges for the year ended December 31, 2003	Payments during the year ended December 31, 2003	Restructuring reserve as of December 31, 2003 and 2004

Severance and accrued vacation	$48	$(6)	$(18)	$24
Employee benefits	1	—	—	1
Contract exit costs	73	(73)	—	—

Total restructuring	$122	$(79)	$(18)	$25

          There were no changes to the restructuring reserve during the year ended December 31, 2004. As of December 31, 2004 and 2003, the remaining reserve is included in accounts payable and accrued expenses on the consolidated balance sheets. The reserve remaining at December 31, 2004 relates to the Farmington facility and will be paid when we dispose of that facility.

4. Prepaid Expenses and Other Current Assets

          Prepaid expenses and other current assets consist of the following:

	December 31,

	2004	2003

	(in thousands)
Prepaid expenses	$1,186	$950
Note receivable from officer and director	1,233	—
Other	97	148

	$2,516	$1,098

          The note receivable from officer and director resulted from the July 31, 2000 exercise of stock options by our Chairman and Chief Executive Officer, Dr. Michael Goldberg. The loan is in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1% (3.4% and 2.1% at December 31, 2004 and 2003, respectively), and collateralized by 100,543 shares of common stock issued upon exercise of the stock options. Interest is payable monthly and principal is due the earlier of July 31, 2005 or upon the sale of stock held as collateral. At December 31, 2004, the balance of the note receivable is $2.0 million, of which $1.2 million, relating to the income taxes resulting from the exercise, is included in prepaid expenses and other current assets and $0.8 million, relating to the exercise price, has been deducted from stockholders’ deficit on the consolidated balance sheets. At December 31, 2003, this note was included in other assets on the consolidated balance sheets.

5. Fixed Assets

          Tarrytown Facility Transaction. During 2003, in order to streamline operations and reduce expenditures, we entered into a transaction to surrender to the landlord approximately 27% of the leased space (the “surrendered space”) at our Tarrytown facility. The surrendered space primarily consists of office space, which was subsequently leased to another tenant (the “subsequent tenant”) at the Tarrytown facility.  Annual cost savings from the transaction are expected to be approximately $1.5 million for the remainder of the lease term, which extends through August 2007.  In the event that the subsequent tenant vacates the space before August 31, 2005, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007.  Completion of the lease amendment and related agreements took place in October 2003.

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

          We compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the furniture payments, or $0.7 million, and determined that the assets were impaired.  Based on this evaluation, we recorded an impairment charge of $4.3 million during the year ended December 31, 2003, which has been included in loss on impairment of intangible and fixed assets on the consolidated statements of operations. The lease of these assets will result in a reduction of depreciation expense of $1.2 million in each of years 2005 and 2006, and $0.4 million in years 2007 through 2009.

          In connection with this transaction, we identified equipment that had no future use.  This equipment was segregated and classified as available for sale as of December 31, 2003.  This equipment was evaluated for potential impairment based on quotes from scientific equipment resellers.  These evaluations resulted in an impairment charge of $69 thousand for the year ended December 31, 2003, which has been included in loss on impairment of intangible and fixed assets on the consolidated statements of operations. At December 31, 2004, we performed an evaluation of the remaining equipment and determined that no further impairment loss had been incurred. The remaining net book value of the equipment of $27 thousand is included in land, building and equipment held for sale, net on the consolidated balance sheets.

          Farmington Facility Transaction. We own a facility of 100,000 square feet located on 29 acres of land in Farmington, Connecticut. In the third quarter of 2002, we announced our decision to cease operations at and sell the facility.  We do not currently have a purchaser for this facility and we cannot be certain when or if we will consummate a sale of the facility. A previously interested purchaser terminated its interest in the facility subsequent to year end and we may not find an alternate buyer. In January 2004, an adjoining landowner filed a notice of pendency on the property claiming certain rights under a right of way, and in addition filed suit in a matter captioned “FARMINGTON AVENUE BAPTIST CHURCH, Plaintiff, vs. FARM TECH CORPORATION, Defendant, Superior Court of the State of Connecticut, Judicial District of Hartford”. Depositions of the pastor and the attorney for the adjoining landowner have been completed. This litigation is ongoing and may have an adverse effect on our ability to sell the facility.  Costs associated with maintaining the facility (e.g., utilities, insurance, maintenance and real estate taxes) were approximately $0.5 million in 2004 and will continue at approximately the same level until the facility is sold.

          As of December 31, 2004 and 2003, we performed an evaluation of the land, building and equipment available for sale at the Farmington facility, which has a carrying value of $3.6 million. We evaluated the following two components of the facility: land, building and equipment that would most likely be transferred to the buyer when the sale is consummated (such as equipment which is attached to the structure and expensive to remove), and equipment that is portable and available for sale and would most likely be retained by us. The evaluation of the land, building and attached equipment completed as of December 31, 2004 was based on an appraisal from a real estate broker which was qualified regarding the litigation discussed above. As of December 31, 2004 and 2003, these evaluations indicated that no impairment loss had been incurred. In the event that we are not successful in selling the Farmington facility, we may need to record an impairment loss on the land, building and attached equipment.

          Equipment Impairment. Subsequent to the decision to sell the Farmington facility, equipment with a net book value of $0.4 million was transferred for use at the Tarrytown facility and equipment with a net book value of $0.3 million was sold. The remaining items of equipment were then evaluated for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Based on this evaluation, we recorded an impairment charge of $1.0 million during the year ended December 31, 2003, which has been included in loss on impairment of intangible and fixed assets on the consolidated statement of operations.  At December 31, 2004, we performed an evaluation of the remaining equipment and determined that no further impairment loss had been incurred.

          The land, building, and equipment that are available for sale are included at their carrying value in land, building and equipment held for sale, net on the condensed consolidated balance sheets. The $0.4 million of equipment transferred out of the Farmington facility is included in equipment and leasehold improvements, net on the consolidated balance sheets.

          In accordance with SFAS 144, during 2003, we evaluated certain assets for use at the Tarrytown facility for impairment.  As a result, we recorded an impairment charge of $40 thousand which is included in loss on impairment of intangible and fixed assets on the consolidated statements of operations. These assets were sold or abandoned during 2004.

          In connection with the discontinuation of the liquid oral heparin development program in the second quarter of 2002, management performed an evaluation of the recoverability of certain fixed assets and determined that an impairment of a reactor and associated accessories, which were to be used only for the manufacture of liquid oral heparin, had occurred. We recorded a $0.5 million charge representing the difference between the carrying value of the reactor and associated accessories and the selling price of the equipment. We also performed an evaluation of the recoverability of certain equipment at the Tarrytown facility. We determined that there was no future use for a gene chip array system and its related accessories. We recorded a $0.1 million charge representing the difference between the carrying value of the gene chip array system and its related accessories and the selling price of the equipment. These charges are included in loss on impairment of intangible and fixed assets on the consolidated statements of operations.

          Fixed Assets. Equipment and leasehold improvements, net, including assets held under capital lease, consists of the following:

		December 31,
	Useful Lives in Years
		2004	2003

		(in thousands)
Equipment	3-7	$14,126	$13,685
Leasehold improvements	Life of lease	19,094	18,852

		33,220	32,537
Less, accumulated depreciation and amortization		23,213	18,532

		$10,007	$14,005

          Depreciation expense for the years ended December 31, 2004, 2003 and 2002, was $4.7 million, $5.6 million and $5.8 million, respectively.  Included in equipment are assets which were acquired under capital leases in the amount of $0.5 million at December 31, 2003 (see Note 14).

          Land, building and equipment held for sale, net consists of the following:

		December 31,
	Useful Lives in Years
		2004	2003

		(in thousands)
Land	—	$1,170	$1,170
Building	13	1,983	1,983
Equipment	3-7	1,004	1,088

		4,157	4,241
Less, accumulated depreciation and amortization		568	623

		$3,589	$3,618

          Land, building and equipment held for sale of $3.6 million is primarily related to the Farmington facility. Land, building and equipment held for sale were classified as such on December 31, 2002 and therefore no depreciation was recorded for those assets during 2003 and 2004.

6. Other Than Temporary Impairment of Investments

          In 2002, we recorded a charge of $222 thousand related to the write-down to fair value of our $310 thousand investment in the preferred stock of a biotech company which has products that could potentially use our oral delivery technology. We considered the following factors to be primary indicators of impairment: the biotech company’s need to raise sufficient capital to ensure funding of its research and development projects, its inability to meet its obligations as they become due and the possibility that the company may not be able to continue as a going concern unless additional financing is obtained. Fair value was estimated based on the price of the biotech company’s publicly-traded common stock. No further impairment was recorded at December 31, 2004 or 2003 as the fair value of the investment exceeds the carrying value.

7. Purchased Technology

          Purchased technology represents the value assigned to patents underlying research and development projects related to oral heparin which, if unsuccessful, have no alternative future use.  Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

          In connection with the discontinuation of the liquid oral heparin development program in the second quarter of 2002, we performed an evaluation of the recoverability of purchased technology related to the program and related initiatives. We concluded that a total impairment of the portion of the purchased technology representing patents for the liquid form of oral heparin was required because we do not anticipate realization of the carrying value of this asset. Accordingly, we recorded a $3.9 million impairment charge which is included in loss on impairment of intangible and fixed assets on the consolidated statements of operations.

          At December 31, 2004 and 2003, we performed an evaluation of the recoverability of the remaining purchased technology related to the solid forms of oral heparin. We are proceeding with planned studies related to this formulation and we estimate that future undiscounted cash flows from programs related to the solid forms of oral heparin are sufficient to realize the carrying value of the asset and, therefore, no impairment of the remaining purchased technology has been recorded.

          The carrying value of the purchased technology is comprised as follows:

	December 31,

	2004	2003

	(in thousands)
Gross carrying amount	$4,533	$4,533
Accumulated amortization	2,260	2,021

Net book value	$2,273	$2,512

          Estimated amortization expense for the purchased technology is $239 thousand for each of the next five years.

          8. Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses consist of the following:

	December 31,

	2004	2003

	(in thousands)
Accounts payable	$1,349	$1,313
Clinical trial expenses and contract research	143	514
Compensation	522	489
Legal and other professional fees	1,809	314

	$3,823	$2,630

9. Other Current Liabilities

          Other current liabilites consist of the following:

	December 31,

	2004	2003

	(in thousands)
Stock warrant issued to Kingsbridge	$762	$—
Short-term note payable	290	—
Other	10	8

	$1,062	$8

          The stock warrant liability relates to a transaction with Kingsbridge.  On December 27, 2004, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Kingsbridge, providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006. Kingsbridge may terminate this agreement based on material adverse effects on our business, operations, properties or financial condition excluding material adverse effects relating to formation or dissolution of partnerships or the results of any clinical trials.  In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  The exercise period for the warrant begins on June 27, 2005 and expires on June 27, 2010.  Under the provisions of a related registration rights agreement, if we fail to maintain an effective registration statement with the SEC while Kingsbridge is holding the warrant or shares of our common stock, we have an obligation to make a cash payment to Kingsbridge for any lost gain that could be realized.  The fair value of the warrant at the date of issuance was $626 thousand, and was accounted for as a liability.  The fair value of the warrant at December 31, 2004 was $762 thousand, and the difference, or $136 thousand, was recorded as interest expense. The warrant will be marked to market for each future period it remains outstanding.

          The short-term note payable relates to an installment note for the payment of certain corporate insurance.  The note is payable in nine monthly installments and bears interest at 3.9%.  The fair value of the note approximates the carrying value due to the short-term maturity of the obligation.

10. Notes Payable

          Notes payable consist of the following:

	December 31,

	2004	2003

	(in thousands)
Elan Note	$29,295	$38,345
Novartis Note	10,037	—

	$39,332	$38,345

          Elan Note. Ebbisham Limited (“Ebbisham”) was an Irish corporation owned jointly by Elan and us. Ebbisham was formed to develop and market heparin products using technologies contributed by Elan and us. On February 28, 2002 Ebbisham was voluntarily liquidated.

          In July 1999, we acquired from Elan its ownership interest in Ebbisham in exchange for a seven year, $20 million zero coupon note due July 2006 carrying a 15% interest rate, compounding semi-annually (the “Original Elan Note”), plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. On December 27, 2004, we entered into a Security Purchase Agreement with Elan, providing for our purchase of our indebtedness to Elan under the Original Elan Note.  The value of the Original Elan Note plus accrued interest on December 27, 2004 was $44.2 million.  Pursuant to the Security Purchase Agreement, we paid Elan $13 million and issued to Elan 600,000 shares of our common stock with a market value of $2 million. Also, we issued to Elan a new zero coupon note with an issue price of $29.2 million (the “Modified Elan Note”), representing the accrued value of the Original Elan Note minus the sum of the cash payment and the value of the 600,000 shares. The Modified Elan Note also carries a 15% interest rate, compounding semi-annually.  Under the Security Purchase Agreement, we have the right to make a cash payment of $7 million and issue 323,077 shares on April 29, 2005 and a final cash payment of $6 million and the issuance of 276,923 shares of our common stock on June 30, 2005 in exchange for the remaining balance of the Modified Elan Note.  Alternatively, prior to March 31, 2005, we have the right to make a cash payment of $13 million, and issue to Elan a warrant to purchase 600,000 shares of our common stock (with an exercise price equal to the volume weighted average price for our common stock for the period of twenty consecutive trading days ending on the trading day immediately preceding the date of issuance of such warrant) in exchange for the Modified Elan Note. We may also defer the cash payments and the common stock issuances to a date not later than September 30, 2005.  If we exercise that right and elect to defer the $7 million installment due on April 29, 2005, we are required to issue to Elan an adjusted modified note (the “Adjusted Note”) equal to the outstanding balance of the Modified Elan Note plus $2 million (the value of the 600,000 shares issued on December 27, 2004) in exchange for the Modified Elan Note and we will be obligated to pay Elan $250 thousand per month for each month during which the Adjusted Note remains outstanding.  If we do not complete the payments and the common stock issuances by September 30, 2005, we will be obligated to continue the payment of $250 thousand per month until the full repayment of the Adjusted Note any time between September 30, 2005 and the maturity date of the Original Elan Note (July 2, 2006).

          Novartis Note. On December 1, 2004 we issued a $10 million convertible note to Novartis in connection with a new research collaboration option relating to the development of PTH 1-34. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are recording interest using the effective interest rate method, which results in an interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of our common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Under the Novartis Note, an event of default shall be deemed to have occurred if we default on the payment of the principal amount of, and accrued and unpaid interest on, the Novartis Note upon maturity, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty, we fail to timely cure a default in the payment of any other indebtedness in excess of a certain material threshold, or there occurs an acceleration of indebtedness in excess of that threshold, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain material threshold, we become entitled to terminate the registration of our securities or the filing of reports under the Securities Exchange Act of 1934, our common stock will be delisted from Nasdaq, we experience a change of control (including by, among other things, a change in the composition of a majority of our board (other than as approved by the board) in any one-year period, a merger which results in our stockholders holding shares that represent less than a majority of the voting power of the merged entity, and any other acquisition by a third party of shares that represent a majority of the voting power of the company), we sell substantially all of our assets, or we are effectively unable to honor or perform our obligations under the new research collaboration option relating to the development of PTH 1-34. Upon the occurrence of an event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. At December 31, 2004, the Novartis Note was convertible into 2,925,095 shares of our common stock.

11. Income Taxes

          As of December 31, 2004, we have available unused net operating loss carry-forwards of $293.8 million. If not utilized, $3.9 million, $6.0 million and $6.0 million of the net operating loss carry-forwards will expire in 2005, 2006 and 2007, respectively, with the remainder expiring in various years from 2008 to 2024. Our research and experimental tax credit carry-forwards expire in various years from 2005 to 2024. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code. The net deferred tax asset has been fully offset by a valuation allowance due to our history of taxable losses and uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets. There is no provision for income taxes because we have incurred losses. The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2004 and 2003 is as follows:

	December 31,

	2004	2003

	(in thousands)
Deferred tax assets and valuation allowance:
Accrued liabilities	$731	$1,190
Fixed and intangible assets	3,169	2,747
Fixed asset impairments	401	456
Net operating loss carry-forwards	117,592	106,691
Research and experimental tax credit carry-forwards	12,026	14,368
Valuation allowance	(133,919)	(125,452)

Net deferred tax asset	$—	$—

12. Stockholders’ Equity

          Our certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of December 31, 2004 and 2003, there were no shares of preferred stock outstanding.

          We have a stockholder rights plan in which Preferred Stock Purchase Rights (the “Rights”) have been granted at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock (“A Preferred Stock”) at an exercise price of $80 for each share of our common stock.

          The Rights are not exercisable, or transferable apart from the common stock, until the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of our outstanding common stock or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person, or group, of 20% or more of our outstanding common stock.

          Furthermore, if we enter into consolidation, merger, or other business combinations, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of A Preferred Stock, a number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined. The Rights contain antidilutive provisions, are redeemable at our option, subject to certain defined restrictions for $.01 per Right, and expire on February 23, 2006.

          As a result of the Rights dividend, the Board of Directors designated 200,000 shares of preferred stock as A Preferred Stock. A Preferred Stockholders will be entitled to a preferential cumulative quarterly dividend of the greater of $1.00 per share or 100 times the per share dividend declared on our common stock. Shares of A Preferred Stock have a liquidation preference, as defined, and each share will have 100 votes and will vote together with the common shares.

          We have purchased 243,600 shares of our common stock for a total of $3.8 million. Such repurchased stock is held by us as treasury stock.

          The note receivable from officer and director resulted from the July 31, 2000 exercise of stock options by our Chairman and Chief Executive Officer, Dr. Michael Goldberg. The exercise price and income taxes resulting from the exercise were loaned to Dr. Goldberg by us. The loan is in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1% (3.4% and 2.1% at December 31, 2004 and 2003, respectively), and collateralized by 100,543 shares of common stock issued upon exercise of the stock options. Interest is payable monthly and principal is due the earlier of July 31, 2005 or upon the sale of stock held as collateral.

          As discussed in Note 8, in December 2004, we entered into a Common Stock Purchase Agreement with Kingsbridge.  In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  Under the terms of the Common Stock Purchase Agreement, we may, at our election, draw funds from Kingsbridge in amounts up to 3% of our market capitalization at the time of the draw.  In exchange for each draw, we will sell to Kingsbridge newly issued shares of our common stock priced at a discount of between 8-12% of the average trading price of our common stock during the financing period, with the reduced discount applying if the price of the common stock is equal to or greater than $8.50 per share.  We will set the minimum acceptable purchase price of any shares to be issued to Kingsbridge during the term of the Common Stock Purchase Agreement, which, in no event, may be less than $2.00 per share.  Our right to begin drawing funds will commence upon the SEC’s declaring effective a registration statement to be filed by us.  We are under no obligation to access any of the capital available under the Common Stock Purchase Agreement.  Kingsbridge may terminate this agreement based on material adverse effects on our business, operations, properties or financial condition excluding material adverse effects relating to formation or dissolution of partnerships or the results of any clinical trials.  In addition, we can effect other debt and equity financings without restriction, provided that such financings do not use any floating or other post-issuance adjustable discount to the market price of our common stock.  Kingsbridge is precluded from short selling any of our common stock during the term of the Common Stock Purchase Agreement.

13. Stock Plans

          Stock Option Plans. Under our 1991 and 2000 Stock Option Plans, the 2002 Broad Based Plan and the 1995 Non-Qualified Stock Option Plan (individually, the “91 Plan”, “00 Plan”, “02 Plan” and “95 Plan,” respectively, or collectively, the “Plans”) a maximum of 2,500,000, 2,319,500, 160,000 and 2,550,000 shares of our common stock, respectively, are available for issuance under the Plans. During 2004, the 00 Plan was amended to increase the maximum number of shares available by 900,000 shares. The 91 Plan is available to employees and consultants; the 00 Plan is available to employees, directors and consultants; and the 02 Plan is available to employees only. The 91 Plan, 00 Plan and 02 Plan provide for the grant of either incentive stock options (“ISOs”), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. The 95 Plan provides for grants of non-qualified stock options to officers and key employees. Generally, the options vest at the rate of 20% per year and expire within a five- to ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans. As of December 31, 2004, shares available for future grants under the Plans amounted to 1,045,556.

          The following table summarizes stock option information for the Plans as of December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life inYears	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.50-$4.80	491,478	7.8	$3.12	154,350	$3.09
$4.80-$9.61	1,777,284	2.6	$7.93	1,519,886	$8.28
$9.61-$14.41	1,549,361	4.1	$12.71	1,310,897	$12.54
$14.41-$19.22	270,347	4.0	$16.63	236,074	$16.43
$19.22-$24.03	40,500	4.6	$21.25	31,860	$21.15
$24.03-$28.83	9,006	6.4	$27.06	7,442	$27.41
$28.83-$43.26	87,500	5.1	$38.71	71,500	$38.74
$43.26-$48.06	645,500	5.4	$48.06	516,400	$48.06

$1.50-$48.06	4,870,976	4.1	$15.47	3,848,409	$16.07

          Transactions involving stock options awarded under the Plans during the years ended December 31, 2002, 2003 and 2004 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance outstanding December 31, 2001	5,130,934	$16.91	3,280,919	$10.85
2002
Granted	1,246,970	$11.37
Canceled	(1,820,470)	$14.00
Exercised	(29,720)	$5.81

Balance outstanding December 31, 2002	4,527,714	$16.86	2,927,003	$14.28
2003
Granted	648,635	$4.78
Canceled	(160,627)	$12.48
Exercised	(18,160)	$4.27

Balance outstanding December 31, 2003	4,997,562	$15.43	3,392,679	$15.12
2004
Granted	140,180	$5.11
Canceled	(144,066)	$8.30
Exercised	(122,700)	$5.19

Balance outstanding December 31, 2004	4,870,976	$15.47	3,848,409	$16.07

          Outside Directors’ Plan. We have adopted a stock option plan for outside directors (the “Outside Directors’ Plan”). As amended, a maximum of 725,000 shares of our common stock is available for issuance under the Outside Directors’ Plan. Directors who are neither officers nor employees of Emisphere nor holders of more than 5% of our common stock are granted options (i) to purchase 35,000 shares of our common stock on the date of initial election or appointment to the Board of Directors and (ii) to purchase 21,000 shares on the fifth anniversary thereof and every three years thereafter. The options have an exercise price equal to the fair market value of our common stock on the date of grant, vest at the rate of 7,000 shares per year, and expire ten years after the date of grant.  During 2004, we amended the Outside Directors Plan to provide for the ability to grant nondiscretionary awards of restricted stock.  Under the revised plan, each outside director will receive an award of restricted stock on the date of each regular annual stockholders’ meeting equivalent to 50% of the director’s annual cash board retainer fee.  These restricted shares vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date. For the year ended December 31, 2004, we have recorded stock-based compensation related to this restricted stock grant of $50 thousand, which is included in general and administrative expenses on the consolidated statements of operations.  As of December 31, 2004 shares available for future grants under the plan amounted to 328,380.

          The following table summarizes stock option information for the Outside Directors’ Plan as of December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.89	21,000	8.3	$2.89	7,000	$2.89
$4.80-$9.61	231,000	5.6	$6.75	133,000	$7.39
$9.61-$14.40	79,000	5.7	$13.46	79,000	$13.46
$41.06	21,000	5.3	$41.06	21,000	$41.06

$2.89-$41.06	352,000	5.8	$10.07	240,000	$12.20

          Transactions involving stock options awarded under the Outside Directors’ Plan during the years ended December 31, 2002, 2003 and 2004 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance outstanding December 31, 2001	462,000	$16.58	378,000	$14.27
2002
Granted	128,000	$14.58
Exercised	(217,000)	$15.79

Balance outstanding December 31, 2002	373,000	$16.36	317,000	$15.19
2003
Granted	168,000	$5.13
Canceled	(35,000)	$10.75

Balance outstanding December 31, 2003	506,000	$13.02	352,000	$16.16
2004
Granted	9,620	—
Canceled	(154,000)	$19.75
Exercised	(9,620)	—

Balance outstanding December 31, 2004	352,000	$10.07	240,000	$12.20

          Directors’ Deferred Compensation Stock Plan. The Directors’ Deferred Compensation Stock Plan (the “Directors’ Deferred Plan”) ceased as of May 2004 and was replaced by a new compensation package, as approved at the annual stockholders’ meeting in May 2004. Under the Directors’ Deferred Plan, directors who were neither officers nor employees of Emisphere had the option to elect to receive one half of his annual Board of Directors’ retainer compensation, paid for his services as a Director, in deferred common stock. An aggregate of 25,000 shares of our common stock has been reserved for issuance under the Directors’ Deferred Plan. During the years ended December 31, 2004, 2003 and 2002, the outside directors earned the rights to receive an aggregate of 1,775 shares, 2,144 shares and 3,358 shares, respectively. Under the terms of the Directors’ Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board of Directors. In accordance with the Directors’ Deferred Plan, we issued 923 shares of common stock to Mr. Hutt in January 2003.  In December 2003, Emisphere issued 1,602 shares to Dr. Goyan and 2,024 shares to Mr. Robinson. We record as an expense the fair market value of the common stock issuable under the plan. As of September 30, 2002 the compensation of Directors under this plan was stopped and reinstated on October 1, 2003 subsequent to the shareholders’ approval of the 2003 Plan amendment. Prior to the amendment, an independent director had the right to receive for each meeting of the Board of Directors, or a committee thereof, attended a number of shares of our common stock equal to the amount determined by the Board of Directors as compensation for the meeting divided by the fair market value of our common stock on the date of the meeting.

          Non-Plan Options. Our Board of Directors has granted options (“Non-Plan Options”) which are currently outstanding for the accounts of an executive officer, a former executive officer, and two consultants.  The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

          The following table summarizes stock option information for the Non-Plan Options as of December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.15-$4.12	10,000	8.0	$3.64	10,000	$3.64
$4.80-$9.61	302,279	0.8	$8.43	302,279	$8.43
$26.05	10,000	6.5	$26.05	10,000	$26.05

$3.15-$26.05	322,279	1.2	$8.83	322,279	$8.83

          Transactions involving awards of Non-Plan Options during the years ended December 31, 2002, 2003 and 2004 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance December 31, 2001 and 2002	296,554	$9.45	296,554	$9.45
2003
Granted	50,000	$4.62
Canceled	(14,275)	$9.75

Balance outstanding December 31, 2003	332,279	$8.71	332,279	$8.71
2004
Exercised	(10,000)	$4.87

Balance outstanding December 31, 2004	322,279	$8.83	322,279	$8.83

Summary Information for all Plans.

          The weighted-average fair values and exercise prices for the options granted during the years ended December 31, 2004, 2003 and 2002 are presented in the table below.

	Year Ended December 31,

	2004	2003	2002

Stock options granted in which the exercise price is equal to the market price of the stock on the grant date:
Weighted average grant date fair market value	$3.72	$3.55	$6.60
Number of options granted	149,800	826,635	593,051
Weighted average exercise price	$4.78	$4.84	$19.56
Stock options granted in which the exercise price is more than the market price of the stock on the grant date:
Weighted average grant date fair market value	—	$3.58	$9.16
Number of options granted	—	40,000	781,919
Weighted average exercise price	—	$4.88	$13.27

          Employee Stock Purchase Plans. We have adopted two employee stock purchase plans (the “Purchase Plans”)—the 1994 Employee Stock Purchase Plan (the “Qualified Plan”) and the 1994 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”). The Purchase Plans provide for the grant to qualified employees of options to purchase our common stock. These options are granted for dollar amounts of up to 15% of an employee’s quarterly compensation. The exercise price per share is equal to the lesser of the fair market value of our common stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on February 1, May 1, August 1, and November 1 and expire six months after the date of grant. The Qualified Plan is not available for employees owning more than 5% of our common stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent that the option grants are restricted under the Qualified Plan. The Purchase Plans provide for the issuance of up to 1,200,000 shares of our common stock under the Qualified Plan and 200,000 shares under the Non-Qualified Plan.

          Purchases of common stock under the Purchase Plans during the year ended December 31, 2004, 2003 and 2002 are summarized as follows:

	Qualified Plan		Non-Qualified Plan

	Shares Purchased	Price Range	Shares Purchased	Price Range

2002	166,197	$2.62-$25.48	16,102	$2.47-$20.88
2003	140,764	$1.99-$4.38	30,484	$1.99-$4.38
2004	151,167	$2.53-$6.04	13,774	$2.56-$5.14

          As of December 31, 2004, there are 288,447 shares reserved for future purchases under the Qualified Plan and 84,185 shares reserved under the Non-Qualified Plan.

14.  Commitments and Contingencies

          Commitments. We lease office and laboratory space under non-cancelable operating leases expiring in 2007. As of December 31, 2004, future minimum rental payments are as follows:

Years Ending December 31,	(in thousands)

2005	1,751
2006	1,759
2007	1,195

$4,705

          Future minimum lease payments under capital leases (see Note 5) are as follows:

Years Ending December 31,	(in thousands)

2005	$235
2006	256

491
Less: Amount representing interest at 8.5%	39

Present value of minimum lease payments	452
Less: Current portion	207

Long-term obligations	$245

          Rent expense for the years ended December 31, 2004, 2003 and 2002 was $1.3 million, $1.8 million and $1.9 million, respectively. Additional charges under this lease for real estate taxes and common maintenance charges for the years ended December 31, 2004, 2003 and 2002, were $1.1 million, $1.1 million and $1.3 million, respectively.

          Contingencies.  Under the terms of the agreement with the landlord to surrender a portion of the space at the Tarrytown facility in 2003, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005.  At this time, we believe that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which we would be obligated to pay would be approximately $2.7 million for rent, real estate taxes and operating expenses over an approximately three year period ending August 31, 2007.

          In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2004.

          In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our consolidated financial statements. Based upon consultation with legal counsel, we do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

15. Retirement Plan

          We have a defined contribution retirement plan (the “Retirement Plan”), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Retirement Plan. We have agreed to make discretionary contributions to the Retirement Plan. For the years ended December 31, 2004, 2003 and 2002, we made contributions to the Retirement Plan totaling approximately $350 thousand, $318 thousand and $377 thousand, respectively.

16. Collaborative Research Agreements

          We are a party to collaborative agreements with corporate partners to provide development and commercialization services relating to the collaborative products. These agreements are in the form of research and development collaboration and licensing agreements. In connection with these agreements, we have granted licenses or the rights to obtain licenses to our oral drug delivery technology. In return, we will receive certain payments upon the achievement of milestones and will receive royalties on sales of products should they be commercialized. Under these agreements, we will also be reimbursed for research and development costs.  We also have the right to manufacture and supply delivery agents developed under these agreements to our corporate partners.

          We also perform research and development for others pursuant to feasibility agreements, which are of short duration and are designed to evaluate the applicability of our drug delivery agents to specific drugs. Under the feasibility agreements, we are generally reimbursed for the cost of work performed.

          All of our collaborative agreements are retractable by our corporate partners without significant financial penalty to them.

          Revenue recognized in connection with these agreements was $1.8 million, $0.4 million and $2.9 million in the years ended December 31, 2004, 2003 and 2002, respectively. Expenses incurred in connection with these agreements and included in research and development expenses were $0.2 million, $0.6 million and $2.3 million in the year ended December 31, 2004, 2003 and 2002, respectively. Significant agreements are described below.

          Novartis Pharma AG.

          In September 2004, we entered into a licensing agreement with Novartis to develop our oral recombinant human growth hormone (“rhGH”) program.  Under this collaboration, we will work with Novartis to initiate clinical trials of a convenient oral human growth hormone product using the eligen® technology. In November 2004, we received a non-refundable upfront payment of $1 million. At the end of this 12 month license period, Novartis may elect to commence development or to terminate the agreement. If Novartis elects to commence development, we may receive up to $33 million in additional milestone payments during the course of product development, and royalties based on sales.

          In December 2004, we entered into an agreement with Novartis whereby Novartis obtained an option to license our existing technology to develop oral forms of parathyroid hormone (“PTH 1-34”) should we be successful in fully reacquiring our rights from Eli Lilly and Company (“Lilly”) pertaining to PTH 1-34.

          In December 1997, we entered into a collaboration agreement with Novartis to develop an oral salmon calcitonin (“sCT”), currently used to treat osteoporosis. In February 2000, Novartis agreed to execute its option to acquire an exclusive license to develop and commercialize oral sCT and as a result, Novartis made a $2 million milestone payment to us. In March 2000, Novartis paid us $2.5 million to obtain the license to our technology for sCT, and to obtain an option to use the eligen® technology for a second compound.  Novartis’ rights to certain financial terms concerning the second compound have since expired. In February 2003, we announced favorable results of a Phase IIa study conducted by Novartis evaluating the performance in post-menopausal women of an oral tablet form of salmon calcitonin. Based on the data from that study, Novartis has initiated a parallel program to develop oral salmon calcitonin for the treatment of osteoarthritis. We are entitled to receive an additional milestone payment for oral calcitonin upon the initiation of Phase III studies by Novartis.  Under the terms of the agreement, we may receive up to $7 million in additional milestone payments and approximately $0.5 million in direct reimbursements for related costs.

          Roche.

          In November 2004, we entered into a licensing agreement with Hoffmann-La Roche Inc. and F. Hoffman-LaRoche LTD (collectively, “Roche”) to develop oral formulations of undisclosed small molecule compounds approved for use in the field of bone-related diseases.  In December 2004, Roche paid us a non-refundable initial up-front fee of $2.5 million. Under the terms of the agreement, Roche may pay us future milestones of up to $18.5 million for each product developed using our eligen® technology.  We may also receive royalties based on product sales.

          Eli Lilly and Company.

          In June 2000, we executed a follow-on agreement to the 1997 multi-year research and option agreement to develop oral formulations of PTH 1-34 and rhGH. The Emisphere/Lilly oral PTH 1-34 program is currently in Phase I development. In August 2003, we announced that Lilly would return all rights and data generated on an oral form of rhGH to us. We are currently in litigation with Lilly and have given Lilly a notice of termination of our agreements with them regarding PTH 1-34.

          U.S. Army Medical Research Institute of Infectious Diseases

          In June 2003, we signed a cooperative research and development agreement (CRADA) with the USAMRIID, the U.S. Department of Defense’s lead medical research laboratory for the U.S. Biological Defense Research Program.  USAMRIID is evaluating the use of our eligen® technology to create oral vaccines against anthrax using a new recombinant protein antigen. USAMRIID is a subordinate laboratory of the U.S. Army Medical Research and Materiel Command. USAMRIID has agreed to grant us an exclusive license to each U.S. patent application or issued patent as a result of the work performed under the CRADA.  We will be eligible to receive royalties under a license agreement with the ultimate vaccine developer should an oral anthrax vaccine ultimately be developed.

17. Summarized Quarterly Financial Data (Unaudited)

          Following are summarized quarterly financial data (unaudited) for the years ended December 31, 2004 and 2003:

	2004

	March 31	June 30	September 30	December 31

	(in thousands)
Total revenue	$0	$147	$33	$1,773
Operating loss	(8,693)	(7,599)	(8,733)	(7,191)
Net loss	(9,861)	(8,835)	(10,120)	(8,706)
Net loss per share, basic and diluted	$(0.54)	$(0.48)	$(0.55)	$(0.47)

	2003

	March 31	June 30	September 30 (1)	December 31 (1)

	(in thousands)
Total revenue	$26	$246	$100	$28
Operating loss	(8,998)	(10,581)	(13,813)	(8,194)
Net loss	(9,864)	(11,446)	(14,377)	(9,182)
Net loss per share, basic and diluted	$(0.55)	$(0.63)	$(0.80)	$(0.51)

(1) Adjusted to properly reflect a 2003 third quarter billing adjustment of $62.

EXHIBIT INDEX

Exhibit		Incorporated by Reference(1)

3.1	—Restated Certificate of Incorporation of the Company dated June 13, 1997, as amended by the Certificate of Amendment dated February 5, 1999.	A

3.2	—By-Laws of Emisphere, as amended December 7, 1998.	A

4.1	—Restated Rights Agreement dated as of February 23, 1996 between Emisphere and Mellon Investor Services, LLC.	B

4.2	—Note Purchase Agreement, dated July 2, 1999, between Emisphere and Elan International Service, Ltd.	C

4.3	—Zero Coupon note, dated July 2, 1999, issued by Emisphere to Elan International Services, Ltd. For an initial principal amount of $20 million.	C

10.1	—1991 Stock Option Plan, as amended.	G	(2)

10.2	—Stock Incentive Plan for Outside Directors, as amended.	E	(2)

10.3	—Employee Stock Purchase Plan, as amended.	D	(2)

10.4	—Non-Qualified Employee Stock Purchase Plan.	D	(2)

10.5	—1995 Non-Qualified Stock Option Plan, as amended.	G	(2)

10.6	—Employment Agreement, dated July 31, 2000, between Michael M. Goldberg and Emisphere.	H	(2)

10.7	—Stock Option Agreements, dated January 1, 1991, February 15, 1991, December 1, 1991, August 1, 1992 and October 6, 1995 between Michael M. Goldberg and Emisphere.	D	(2)(3)

10.8	—Stock Option Agreement, dated July 31, 2000, between Michael M.Goldberg and Emisphere.	H	(2)

10.9	—Termination Agreement, dated July 2, 1999, among Emisphere, Elan Corporation, plc and Ebbisham Limited, now a wholly owned Subsidiary of Emisphere.	C

10.10	—Patent License Agreement, dated July 2, 1999, between Emisphere and Elan Corporation, plc.	C

10.11	—Subscription Agreement, dated July 2, 1999 between Emisphere and Elan International Management, Ltd.	C

10.12	—Registration Rights Agreement, dated July 2, 1999 between Emisphere and Elan International Management, Ltd.	C

10.13	—Research Collaboration and Option Agreement dated as of December 3, 1997 between Emisphere and Novartis Pharma AG.	F	(3)

10.14	—Research Collaboration and Option Agreement dated as of June 8, 2000 between Emisphere and Eli Lilly and Company.	H	(3)

10.15(a)	—License Agreement dated as of April 7, 1998 between Emisphere and Eli Lilly and Company.	H	(3)

10.15(b)	—License Agreement, dated as of April 7, 1998, between Emisphere and Eli Lilly and Company.	H	(3)

10.16(a)	—Amendment to Lease Agreement, dated as of March 31, 2000, between Emisphere and Eastview Holdings, LLC.	H

10.16(b)	—Amendment to Lease Agreement, dated as of March 31, 2000, between Emisphere and Eastview Holdings, LLC.	H

Exhibit		Incorporated by Reference(1)

10.17	—Promissory Note, dated July 31, 2000, by Michael M. Goldberg in favor of Emisphere	H	(2)

10.18	—Emisphere Technologies, Inc. 2000 Stock Option Plan	H	(2)

10.19	—Amendment to Emisphere Technologies, Inc Qualified Employee Stock Purchase Plan	I	(2)

10.20	—Amendment to Lease Agreement, dated as of September 23, 2003, between Emisphere and Eastview Holdings, LLC.	J

10.21	—Agreement, dated September 23, 2003, between Emisphere and Progenics Pharmaceuticals, Inc.	J

10.22(a)	—Consulting Agreement, dated November 13, 2003, between Emisphere and Dr. Jere Goyan	J

10.22(b)	—Consulting Agreement, dated November 13, 2003, between Emisphere and Mr. Joseph R. Robinson	J

10.23	—License Agreement dated as of September 23, 2004 between Emisphere and Novartis Pharma AG	K	(3)

10.24	— Development and License Agreement, dated and effective as of November 17, 2004 among Hoffmann-La Roche Inc., F. Hoffmann-La Roche LTD and Emisphere	K	(3)

10.25(a)	— Research Collaboration Option and License Agreement dated December 1, 2004 by and between Emisphere and Novartis Pharma AG	K	(3)

10.25(b)	— Convertible Promissory Note due December 1, 2009 issued to Novartis Pharma AG	K	(3)

10.25(c)	—Registration Rights Agreement dated as of December 1, 2004 between Emisphere and Novartis Pharma AG	K

10.26(a)	— Common Stock Purchase Agreement dated as of December 27, 2004 by and between Kingsbridge Capital Limited and Emisphere	K

10.26(b)	— Registration Rights Agreement dated as of December 27, 2004 by and between Kingsbridge Capital Limited and Emisphere	K

10.26(c)	— Warrant dated December 27, 2004 issued by Emisphere to Kingsbridge Capital Limited	K

10.27(a)	— Security Purchase Agreement dated as of December 27, 2004 by and between Elan International Services, Ltd. and Emisphere	K

10.27(b)	— Zero Coupon Note due 2006 dated December 27, 2004 issued by Emisphere in favor of Elan International Services, Ltd.	K

10.28	— Amendment to Employment Agreement by and between Emisphere and Michael M. Goldberg, M.D.	K	(2)

14.1	—Emisphere Technologies, Inc. Code of Business Conduct and Ethics	J

23.1	—Consent of Independent Registered Public Accounting Firm	*

31.1	—Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	—Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	—Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	—Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

(1)	If not filed herewith, filed as an exhibit to the document referred to by letter as follows:
	A.	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999.
	B.	Registration Statement on Form 8-A12G/A dated and filed June 7, 2001.
	C.	Current Report on Form 8-K dated July 2, 1999.
	D.	Annual Report on Form 10-K for the fiscal year ended July 31, 1995.
	E.	Annual Report on Form 10-K for the fiscal year ended July 31, 1997.
	F.	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997.
	G.	Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
	H.	Annual Report on Form 10-K for the fiscal year ended July 31, 2000.
	I.	Registration statement on Form S-8 dated and filed on November 27, 2002.
	J.	Annual Report on Form 10-K for the year ended December 31, 2003.
	K.	Registration on Form S-3/A dated and filed February 1, 2005.
(2)	Management contract or compensatory plan or arrangement.
(3)	Portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the Securities and Exchange Commission.

E-4