Form 10-K/A
period 2004-12-31
EMISPHERE TECHNOLOGIES INC
filed 2005-03-30
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

          On March 28, 2005, we received correspondence from the Securities and Exchange Commission (the “SEC”) stating that our registration statement on Form S-3 (file number 333-117230) could not be declared effective until we had filed the information required by Part III of Form 10-K that was to be incorporated by reference to our proxy statement.  To facilitate the SEC’s review of our registration statement, we are providing the requested information in this Amendment No. 1 to our Annual Report on Form 10-K. In connection with the filing of this Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, we are including currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

          This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, which was filed on March 11, 2005.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding our directors serving unexpired terms and our Executive Officers including their respective ages, the year in which each first joined Emisphere and their principal occupations or employment during the past five years, is provided below:

Name	Age	Year Joined Emisphere	Position with the Company

Michael M. Goldberg, M.D.	46	1990	Chairman of the Board of Directors and Chief Executive Officer
Howard M. Pack	86	1986	Director
Robert J. Levenson	63	1998	Director
Arthur Dubroff, C.P.A.	54	2003	Director
Stephen K. Carter, M.D.	67	2003	Director
Michael E. Black	58	2003	Director
Lewis H. Bender	46	1993	Senior Vice President, Business Development
Shepard M. Goldberg	49	1998	Senior Vice President, Operations
Steven M. Dinh, Sc.D.	49	1999	Vice President, Research and Technology Development
Elliot M. Maza, J.D., C.P.A.	49	2003	Chief Financial Officer

          Michael M. Goldberg, M.D. has served as Chairman of the board of directors of the Company since November 1991 and as Chief Executive Officer and a director since August 1990. In addition, Dr. Goldberg served as President from August 1990 to October 1995. Dr. Goldberg received a B.S. from Rensselaer Polytechnic Institute, an M.D. from Albany Medical College of Union University in 1982 and an M.B.A. from Columbia University Graduate School of Business in 1985. Under the terms of our employment agreement with him, Dr. Goldberg is to serve as our Chairman and Chief Executive Officer through July 31, 2005 and is to be nominated to serve as a member of the board of directors. He is the first cousin of Shepard M. Goldberg, Emisphere’s Senior Vice President of Operations.

          Howard M. Pack has served as a director of the Company since our inception in 1986. He was Executive Vice President of Finance of Emisphere until he retired in October 1988.

          Robert J. Levenson has been a director of the Company since 1998. Since June 2000, he has been a managing member of Lenox Capital Group, LLC. Prior to that time, he served as Executive Vice President of First Data Corporation. Before that he was Senior Executive Vice President and Chief Operating Officer of Medco Containment Services, Inc. and Group President of Automatic Data Processing, Inc.

          Arthur Dubroff, C.P.A. has been a director of the Company since 2003.  Mr. Dubroff is currently the Chief Financial Officer of Net2Phone, Inc. and was previously the Managing Principal of Turnberry Consulting, LLC. He has previously served as the Chief Financial Officer of Virtual Communities, Inc., and prior to that time was the Chief Financial Officer of Enhance Financial Services Group, Inc. Mr. Dubroff currently serves as the audit committee Financial Expert of Kobren Insight Funds, a Massachusetts-based investment company.

          Stephen K. Carter, M.D. has been a director of the Company since 2003.  From 1996-2000, Dr. Carter was the Senior Vice President of Clinical and Regulatory Affairs at Sugen, Inc. From 1995-1996, Dr. Carter served as a Senior Vice President of Research and Development at Boehringer Ingelheim Pharmaceuticals, Inc.; from 1990-1995, Dr. Carter served as Senior Vice President of Worldwide Clinical Research and Development at Bristol-Myers Squibb. Co. Dr. Carter currently serves on the board of directors of Cytogen, Alfacell Corporation, Tapestry, Callisto, Vion and Celator.

          Michael E. Black has been a director of the Company since 2003. He is currently the Associate Vice Chancellor/Associate Dean for Administration and Finance and Chief Financial Officer of the School of Medicine at Washington University in St. Louis and from 1998 until 2004, he served as Vice Dean for Administration and Finance at the University of Pennsylvania School of Medicine.

          Lewis H. Bender joined Emisphere in 1993. He became Senior Vice President of Business Development in April 1997 and is currently serving an open-ended term. Previously he was a Vice President of Business Development. Mr. Bender received a B.S. and an M.S. in chemical engineering from the Massachusetts Institute of Technology, an M.A. in international studies from the University of Pennsylvania and an M.B.A. from the Wharton School of the University of Pennsylvania.

          Shepard M. Goldberg joined the Company in 1998.  He became Senior Vice President, Operations in 2001 and is currently serving an open-ended term.  Mr. Goldberg also previously served as our Vice President of Operations.  Previously, he was President and owner of two regional distribution businesses. He received a B.S. in electrical engineering from Polytechnic Institute of New York and an M.B.A. from Adelphi University.  He is also a first cousin of Michael M. Goldberg, M.D., Emisphere’s Chairman and Chief Executive Officer.

          Steven M. Dinh, Sc.D. joined the Company in April 1999 and is the Vice President of Research Technology and Development and is currently serving an open-ended term..  He was previously Vice President and Chief Scientific Officer with Lavipharm Pharmaceuticals, Inc. Before joining us he held various research positions in transdermal product development and basic pharmaceutics research with Novartis Pharmaceuticals Corp., CIBA-Geigy Corporation and with E. I. DuPont de Nemours & Co. Dr. Dinh holds a Sc.D. in Chemical Engineering from the Massachusetts Institute of Technology.

          Elliot M. Maza, J.D., C.P.A. joined the Company in December 2003 as Chief Financial Officer and is currently serving an open-ended term. He was previously a partner at Ernst and Young LLP. Prior to that time, Mr. Maza served as a Vice President at Goldman Sachs Inc.; Mr. Maza previously practiced law at Sullivan and Cromwell. Mr. Maza received his J.D. degree from the University of Pennsylvania Law School in 1985 and his C.P.A. from the State of New Jersey in 1981.

Audit Committee

          The audit committee operates under a written charter adopted by the board of directors. The audit committee has reviewed the relevant standards of the Sarbanes-Oxley Act of 2002, the revised rules of the SEC, and the new corporate governance listing standards of the NASDAQ regarding committee policies. The board of directors adopted an amendment to the audit committee’s charter on February 5, 2004 to implement these new rules and standards. The committee intends to further amend its charter, if necessary, as the applicable rules and standards evolve to reflect any additional requirements or changes. You can access the latest charter at www.emisphere.com.  The contents of our website are not incorporated herein by reference and the website address provided in this Annual Report is intended to be an inactive textual reference only.

          The audit committee is currently comprised of Messrs. Robert J. Levenson, Michael E. Black and Arthur Dubroff.  All of the members of the audit committee are independent within the meaning of Rule 4200 of the NASD.  The board of directors has determined that Arthur Dubroff, the chairman of the audit committee, is an “audit committee financial expert,” within the meaning of item 401(h) of Regulation S-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and the rules of the Securities and Exchange Commission (the “SEC”) require our directors, Executive Officers and persons who own more than 10% of Common Stock to file reports of their ownership and changes in ownership of Common Stock with the SEC. Our employees generally prepare these reports on the basis of information obtained from each director and Executive Officer. Based on written representations of the Company’s directors and Executive Officers and on confirmation that no Form 5 was required to be filed, we believe that all reports required by Section 16(a) of the Exchange Act to be filed by its directors, Executive Officers and greater than ten (10%) percent owners during the last fiscal year, were filed on time.

Code of Conduct for Officers and Employees and Code of Business Conduct and Ethics for Directors

          In 2003, we adopted a Code of Conduct that applies to all of our officers and employees. In 2004, the board of directors adopted a Code of Business Conduct and Ethics that applies specifically to the members of the board of directors. The directors will be surveyed annually regarding their compliance with the policies as set forth in the Code of Conduct for Directors. The Code of Conduct and the Code of Conduct for Directors are available on the Corporate Governance section of our website at www.emisphere.com. The contents of our website are not incorporated herein by reference and the website address provided in this Annual Report is intended to be an inactive textual reference only. The Company intends to disclose on its website any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics that applies to the Chief Executive Officer, Chief Financial Officer or Controller. Our Code of Conduct contains provisions that apply to our Chief Executive Officer, Chief Financial Officer and all other finance and accounting personnel. These provisions comply with the requirements of a company code of ethics for financial officers that were promulgated by the SEC pursuant to the Act.

ITEM 11.    EXECUTIVE COMPENSATION

          The following table sets forth information regarding the aggregate compensation Emisphere paid during 2004, 2003 and 2002 to our Chief Executive Officer and each of our other Executive Officers whose total compensation exceeded $100,000:

Summary Compensation Table

	Annual Compensation				Long Term Compensation

Name and Principal Position	Year	Salary($)		Bonus($)	Other Annual Compensation($)		Awards Securities underlying Options (#)	All Other Compensation ($) (6)

Michael M. Goldberg, M.D.	2004	510,620		—	13,696	(5)	—	58,200
Chairman and Chief	2003	506,861	(1)		29,394	(5)	—	49,468
Executive Officer	2002	449,521		200,000	55,604	(5)	622,315	49,453
Lewis H. Bender	2004	292,792		—				8,200
Senior Vice President	2003	290,472	(2)				30,000	8,000
of Business Development	2002	302,502	(2)	75,000			30,000	8,000
Shepard M. Goldberg	2004	269,085	(3)	—				8,200
Senior Vice President,	2003	269,773	(3)				30,000	8,000
Operations	2002	254,770	(3)	84,000			30,000	8,000
Steve M. Dinh	2004	261,499		—				8,200
Vice President of Research	2003	258,451	(4)				30,000	8,000
Technology and Development	2002	270,542	(4)	67,500			25,000	8,000
Elliot M. Maza (7)	2004	260,394	(7)	25,000				—
Chief Financial Officer	2003	22,115		25,000			100,000

(1)	Includes payment of $26,615 in 2003 for previously accrued vacation.

(2)	Include payments of $5,460 and $22,418 and in 2003 and 2002 respectively, for previously accrued vacation.

(3)	Include payments of $5,095, $12,798 and $4,644 in 2004, 2003 and 2002 respectively, for previously accrued vacation.

(4)	Include payments of $3,901 and $21,131 in 2003 and 2002 respectively, for previously accrued vacation.

(5)	Includes other perquisites (preparation of tax returns, personal usage of company car) required to be disclosed.

(6)

Other compensation consists of matching contributions that were made under a defined contribution plan available to substantially all employees plus any split life insurance payments (not included in the Compensation column).

(7)	Includes payment of $8,471 for previously accrued vacation.

Option Grants during the 2004 Fiscal Year

          During 2004 there were no options granted to executives.

Aggregated Option Exercises And Year-End Option Values

          The following table sets forth information as to the exercises of options during year 2004, and the number and value of unexercised options held by the Executive Officers named above as of December 31, 2004:

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

	Exercises		Number of Shares Underlying Unexercised Options at December 31, 2004 (#)			Value of Unexercised In-the-Money Options at December 31, 2004 ($)

Name	Number of Shares Acquired (#)(2)	Value Realized($)	Exercisable		Un-Exercisable	Exercisable	Un-Exercisable

Michael M. Goldberg	—	—	2,132,315	(1)	260,000	18,240	27,360
Lewis H. Bender	—	—	258,317		84,000	33,141	38,040
Shepard M. Goldberg	—	—	162,000		63,000	15,060	38,040
Steven Dinh	—	—	172,000		53,000	13,580	35,820
Elliot Maza	—	—	20,000		80,000	—	—

(1)	Includes 130,000 shares with respect to which Dr. Goldberg has transferred options to members of his family and with respect to which Dr. Goldberg disclaims beneficial interest.

(2)	Does not include shares acquired under our 1994 Qualified ESPP or 1994 Non-Qualified ESPP.

Compensation of Directors

          A director who is a full-time employee of the Company receives no additional compensation for his services as a director. With respect to all other directors (“non-employee directors”), the Company’s philosophy is to provide competitive compensation and benefits necessary to attract and retain high-quality non-employee directors and to encourage ownership of Company stock to further align their interests with those of stockholders.

          Prior to April 1, 2004, under our Director Stock Plan, each non-employee director received, upon appointment, a stock option to purchase 35,000 shares of our Company’s Common Stock. On the fifth anniversary of his appointment, and every three (3) years thereafter, such director had the right to receive a stock option to purchase 21,000 shares of Common Stock.

          Effective April 1, 2004, under our Director Stock Plan, in lieu of the stock option grants described in the prior paragraph, each non-employee director is granted, on an annual basis, a stock option to purchase 7,000 shares of Common Stock as described below.

          In addition, through January 31, 2004, for each board meeting attended, non-employee directors had the right to receive, under our Directors’ Deferred Compensation Stock Plan, shares of Common Stock, based on a fee of $1,000 and the closing price of the Common Stock on the date of the meeting.  Emisphere maintains a “share account” for each eligible director and is obligated to issue the shares within six months of a director’s retirement from the board or other termination as a director.  Through January 31, 2004, Messrs. Pack,  Levenson, Carter and Black earned the right to receive 2,767, 2,651, 355 and 355 shares, respectively, in accordance with the Directors’ Deferred Plan, following their termination of services to the board of directors.  Emisphere, in January 2005 issued 1,957 shares of Common Stock to Dr. Greene (who resigned in 2004).

          Prior to April 1, 2004, all grants made under the Director Stock Plan vested at the rate of 7,000 stock options per year.  Mr. Pack and Dr. Greene have been granted options to purchase shares under an earlier plan in effect prior to January 29, 1997. In the event that the holder of an option ceases to serve as a director, other than due to his or her death, the option may be exercised with respect to the fully vested shares within six (6) months after termination of directorship and will terminate immediately with respect to all unvested shares.  In the event that the holder of an option ceases to serve as a director due to death, the option may be exercised with respect to fully vested shares within one year thereafter.  A director who holds an option and ceases to serve as a director of the Company and immediately thereafter serves as an “emeritus director” of the Company on or after April 1, 2004, including Dr. Greene, will be permitted to exercise an option, to the extent exercisable at such time as the director ceases to be a director of the Company, until the later of six (6) months after the director ceases to serve as: (i) a director of the Company; and (ii) an “emeritus director.”  The foregoing sentence applies to all outstanding options granted under the Director Stock Plan to holders who are directors of the Company on April 1, 2004, and future options granted thereunder, unless otherwise provided in the applicable option agreement.  As of December 31, 2004, there are 328,380 shares available for future grants under the Director Stock Plan.

          Commencing April 1, 2004, the following changes were effective with respect to the compensation of the non-employee members of the board of directors:

•

In lieu of the Initial Grant and the Additional Grants, under the Director Stock Plan each non-employee director will be granted a stock option to purchase 7,000 shares of the Common Stock on the date of each regular annual stockholders’ meeting, provided that he or she is an eligible director on each grant date.  The stock options will vest on the six (6) month anniversary of the applicable grant date provided the director continuously serves as a director from the grant date through such vesting date.  Notwithstanding the foregoing, any director that holds any unvested stock options as a result of the Initial Grant and the Additional Grants will not be eligible to receive any stock options described in this paragraph unless and until all stock options received pursuant to the Initial Grant and the Additional Grants fully vest.  All other terms of the stock options described above apply to these stock options.

•

In recognition of the increased role and responsibility of the board of directors and market trends, the Annual Board Retainer will be increased to $20,000, but 50% of such amount will be paid in cash in quarterly installments and the remaining 50% will be paid in shares of restricted stock granted under the Director Stock Plan on the date of each regular annual stockholders’ meeting, provided the director is an eligible director on each grant date.  The number of shares of restricted stock granted would be determined by dividing 50% of the Annual Board Retainer (i.e., $10,000) by the closing price of the Common Stock on the grant date.  The shares of restricted stock will vest on the six (6) month anniversary of the grant date provided the director continuously serves as a director from the grant date through such vesting date.

•	The Board Meeting Fees will no longer be paid.
•	The committee and chairperson fees will be paid as follows:
	•	$3,000 annual committee retainer paid quarterly;
	•	$1,000 per committee meeting fee, unless the meeting is held on the same day as another board meeting and is less than 2 hours, or less than 15 minutes on a different date; and
•

$1,500 payable to the chairperson of each committee for a committee meeting fee, unless the meeting is held on the same day as a board meeting and is less than 2 hours, or less than 15 minutes on a different date

          The table below summarizes the options granted to our outside directors through February 28, 2005

Non-employee directors	Date of Grant	Number of Shares (1)		Exercise Price

Howard M. Pack.	4/29/92	70,000	(2)(3)	13.000
	4/28/97	21,000		$13.750
	4/28/00	21,000		$41.060
	5/10/02	35,000		$13.000
	4/28/03	21,000		$2.890
Robert J. Levenson.	9/11/98	35,000		$6.125
	9/11/03	21,000		$5.780
Arthur Dubroff	9/12/03	35,000		$6.190
Stephen K. Carter.	12/11/03	35,000		$5.750
Michael E. Black.	12/11/03	35,000		$5.750

(1)	Unless indicated otherwise, all options referenced in this table were granted under the 1997 Directors’ Option Plan, as currently in effect.
(2)	Options granted prior to January 29, 1997.
(3)

35,000 options granted on April 29, 1992 that were not exercised, expired on April 29, 2002.  New grants were issued on May 10, 2002 for the same number of shares and at the same strike price as the expired options.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

          For a description of our employment contract with our Chief Executive Officer, please see the section entitled “Transactions with Executive Officers and Directors—Employment Agreements” under Item 13 below.

Compensation Committee Interlocks and Insider Participation

          The Compensation Committee of our Board of Directors is currently comprised of Robert J. Levenson (chairman), Michael E. Black, C.P.A., Stephen K. Carter, M.D. and Howard M. Pack.  Mr. Pack served as the Company’s Executive Vice President of Finance from 1986 until his retirement in October 1988.

Compensation Committee Report on Executive Compensation

          The Report of the Compensation Committee of the Board of Directors and the subsequent Performance Graph shall not be referenced by any general statement in this Annual Report nor in any filing under the Securities Act of 1933, as amended, or any filing under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and this information is not otherwise deemed to be filed under either the Securities Act or the Securities Exchange Act.

          Our executive compensation program is administered by the compensation committee of the board. The compensation committee, which is composed of non-employee directors, is responsible for reviewing with our management and approving compensation policy and all forms of compensation for executive officers and directors in light of our current business environment and our strategic objectives. In addition, the compensation committee acts as the administrator of our stock option plans.  The compensation committee’s practices include reviewing and establishing executive officers’ compensation to ensure that base pay and incentive compensation are competitive to attract and retain qualified executive officers, and to provide incentive systems reflecting both financial and operating performance, as well as an alignment with stockholder interests. These policies are based on the principle that total compensation should serve to attract and retain those executives critical to the overall success of Emisphere and should reward executives for their contributions to the enhancement of stockholder value.

          The key elements of the executive compensation package are base salary (as determined by the competitive market and individual performance), the Executive Incentive Plan (which provides for annual incentive bonuses), the executive long term disability plan and other health & welfare benefits applicable to all employees, long-term incentive compensation in the form of participation in our 1994 Qualified and Non-Qualified Employee Stock Purchase Plans, and annual stock option grants. In general, the compensation committee has adopted the practice that compensation for executive officers should be competitive with market data reflected within the 50th-75th percentile of biotechnology companies for corresponding senior executive positions. The compensation committee utilizes stock options as a substantial portion of executive compensation in order to further align the interests of executives with those of Emisphere’s stockholders. The compensation committee’s policy with respect to stock options granted to executives is that grant prices should be equal to the fair market value of the common stock on the date of grant, that employee stock options should vest over a five-year period and expire in ten years from date of grant, and that options previously granted at exercise prices higher than the current fair market value should not be repriced.  Individual performance is measured against long term strategic goals, short term business goals, new business development, development of employees, fostering of teamwork and other Emisphere values.

          In determining the compensation for each executive officer, the compensation committee generally considers (i) data from outside studies and proxy materials regarding compensation of executive officers at comparable companies, (ii) the input of other directors and the chief executive officer regarding individual performance of each Executive Officer and (iii) qualitative measures of Emisphere’s performance, such as progress in the development of our technology, the engagement of corporate partners for the commercial development and marketing of products, effective corporate governance, fiscal responsibility, and the success of Emisphere in raising funds necessary to conduct research and development, as well as the pace at which the Company continues to advance its technologies in various clinical trials. The compensation committee’s consideration of these factors is subjective and informal.

          The 2004 salary of our Chief Executive Officer, Michael M. Goldberg, M.D., in the amount of $523,928, was set in accordance with the terms of his employment agreement.  See the caption ““Employment Agreements” for a discussion of Dr. Goldberg’s employment agreement.

Members of the Compensation Committee:
 Robert J. Levenson (Chairman)
Michael E. Black, C.P.A.
Stephen K. Carter, MD
Howard M. Pack

Comparative Stock Performance Graph

          The graph and table below compare the cumulative total stockholder return on Emisphere’s Common Stock with the cumulative total stockholder return of (i) the NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Pharmaceutical Index, assuming an investment of $100 on December 31, 1999 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Market Index and the stocks comprising the NASDAQ Pharmaceutical Index.

Measurement Date	Emisphere	NASDAQ Market	NASDAQ Pharm.

12/31/99	100	100	100
12/31/00	83	60	124
12/31/01	106	48	106
12/31/02	12	33	68
12/31/03	18	49	101
12/31/04	13	54	107

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Holders of Common Stock

          The following table sets forth information regarding beneficial owners, other then our CEO, of more than five (5%) percent of the outstanding shares of Common Stock as of March 28, 2005:

Name and Address	Number of Shares Beneficially Owned	Percent Of Class

Versant Capital Management (1)	1,800,000	9.3%
45 Rockefeller Plaza, Suite 2074
New York, NY 10111

(1)	Based on Schedule 13G/A filed on July 12, 2004 for the period ended December 31, 2003; no additional 13 G filings have been made.

We are not aware of any change in the ownership of more than five percent (5%) holders as of March 28, 2005.

Equity Compensation Plan Information

          The following table provides information as of December 31, 2004 about the Common Stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 1995 Stock Option Plan, 2000 Stock Option Plans, the 2002 Broad Based Plan, the 1997 Directors’ Option Plan, and the 1994 Qualified and Non-Qualified Employee Stock Purchase Plans.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities remaining available for future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a)

Equity Compensation Plans Approved by Security Holders
The Plans	4,870,976	$15.47	1,045,556
1997 Directors Option Plan	352,000	10.07	328,380
1994 Qualified and Non-qualified ESPP	—	—	372,632
Equity Compensation Plans not approved by Security Holders	322,279	$8.83
Total	5,545,255	$14.74	1,746,568

Security Ownership of Management

          The following table sets forth certain information, as of February 28, 2005, regarding the beneficial ownership of the Common Stock by (i) each director; (ii) each Executive Officer; and (iii) all of our directors and Executive Officers as a group. The number of shares beneficially owned by each director or Executive Officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power (which includes power to vote, or direct the voting of, such security) or investment power (which includes power to dispose of, or direct the disposition of, such security) as well as any shares which the individual has the right to acquire as of April 27, 2005, sixty (60) days after February 28, 2005.  Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

Name and Address (e)	Common Shares Beneficially Owned (a)		Common Shares Underlying Options (b)	Percent Of Class (i)

Michael M. Goldberg, M.D.	2,339,874	(c)	2,292,315	10.95%
Howard M. Pack (f).	187,978	(g)	91,000	*
Robert J. Levenson (f)	55,075	(d)	42,000	*
Arthur Dubroff	8,924		7,000	*
Stephen K. Carter, M.D (f).	9,279		7,000	*
Michael E. Black (f)	9,279		7,000	*
Lewis H. Bender	292,387		276,317	1.50%
Shepard M. Goldberg(h)	182,895		174,000	*
Steven M. Dinh	198,025		182,000	*
Elliot M. Maza	24,716		20,000	*
All directors and executive officers as a group	3,308,432		3,098,632	14.84%

*	Less than 1%

(a)     The number of shares set forth for each director and Executive Officer consists of direct and indirect ownership of shares, including stock options that are currently exercisable or exercisable within 60 days, deferred common share units and restricted stock.

(b)     The number of shares set forth for each director and Executive Officer consists of stock options that are currently exercisable and stock options that will be exercisable within 60 days of February 28, 2005 and are included in the number of shares set forth under the column “Total Shares Owned”.

(c)     Does not include 130,000 shares with respect to which Dr. Goldberg has transferred options to members of his family and with respect to which Dr. Goldberg disclaims beneficial interest.  Dr. Goldberg does not have voting nor investment power as to these shares underlying options.

(d)     Includes 500 shares held by the Robert J. Levenson Family Foundation, with respect to which shares Mr. Levenson disclaims beneficial ownership.  Also includes 4,000 shares in the Robert J. Levenson pension plan trust and 3,000 shares in an IRA account.

(e) Unless otherwise specified, the address of each beneficial owner is c/o Emisphere Technologies, Inc., 765 Old Saw Mill River Road, Tarrytown, New York 10591.

(f)     A number of stock units have been credited as of January 1, 2004 to the account of each non-employee director participating in the Company’s Directors Deferred Compensation Stock Plan. These units are payable solely in shares of Company Common Stock following termination of service.  Messrs. Pack,  Levenson, Black and Carter have accumulated 2,767 , 2,651, 355, and 355  shares, respectively, in their account and have no voting or investment power as to those shares.

(g) Includes 92,287 shares personally owned by Howard Pack and that he has voting votes to.

(h) Includes 500 shares in the Lauren Goldberg trust fund and 500 shares in the Justin Goldberg trust fund.

(i)     In determining the number and percentage of shares beneficially owned by each director and Executive Officer, shares that may be acquired by such person pursuant to options currently exercisable or exercisable within 60 days of  February 28, 2005 are deemed to be outstanding for the purpose of determining the total number of outstanding Common Stock owned by a director or Executive Officer individually and by all directors and Executive Officers as a group.  However, these shares are not deemed to be outstanding for the purpose of computing the individual ownership percentage of any other person.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Executive Officers And Directors

Employment Agreements

          In July 2000, we entered into an employment agreement with Michael M. Goldberg, M.D.  This agreement was amended in January 2005, such amendment being effective December 15, 2004.  Pursuant to the agreement, Dr. Goldberg is to serve as Chairman and Chief Executive Officer of Emisphere at an annual salary of $523,928 in 2004. Also pursuant to the agreement, Dr. Goldberg was granted an option to purchase 480,000 shares of Common Stock at an exercise price of $48.06 per share, which was in excess of the closing market price of $26.63 on July 31, 2000.

          The employment agreement provides, among other things, that, upon termination by Emisphere without Cause or by Dr. Goldberg for Good Reason prior to a Change in Control (as each capitalized term is defined in the agreement) we will make monthly severance payments for a period of 24 months, each equal to one month’s base salary and target bonus.  Dr. Goldberg will also receive a pro rata bonus for the year of termination and be entitled to continued health and life insurance coverage during the severance period (subject to cessation upon eligibility for such coverage from a subsequent employer).  In addition, all unvested stock options and restricted stock awards will immediately vest in full upon such termination.

          In the event Dr. Goldberg’s employment is terminated within two years following a Change in Control without Cause or for Good Reason (as each capitalized term defined in the agreement), Emisphere will make a lump sum severance payment equal to three times the amount of the base salary and target annual bonus payable under the agreement.  In addition, upon such termination Dr. Goldberg will be treated as described in the immediately preceding paragraph except that the health and life benefits will continue for up to thirty-six months.

          Dr. Goldberg’s employment agreement permits an annual renewal for successive one year terms unless at least 90 days prior to the expiration of the original term or any renewal term, the board or Dr. Goldberg notifies the other party in writing that they are electing to terminate the employment agreement at the expiration of the current term.  Dr. Goldberg’s employment agreement has been extended through July 31, 2005 by operation of the automatic renewal provision.

          In July 2000, Emisphere extended a loan to Dr. Goldberg in the amount of approximately $1.5 million pursuant to a secured promissory note bearing a variable interest rate based upon LIBOR plus 1.0% (3.4% at December 31, 2004 and 2.1% at December 31, 2003).  The proceeds of the loan were used to pay the exercise price and income taxes resulting from Dr. Goldberg’s exercise of stock options immediately prior to their expiration on December 31, 2001. The loan is collateralized by the stock issued upon exercise of the stock options.  The principal is due the earlier of July 31, 2005 or upon the sale of stock held as collateral.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following table presents fees for professional audit services rendered by PricewaterhouseCooper LLP (“PwC”)  for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2003, and fees billed for other services rendered by PwC during the respective periods.

Types of Fees	2004	2003

Audit Fees (1)	$317,300	$206,500
Audit Related Fees (2)	—	—
Tax Fees (3)	28,000	26,250
All Other Fees (4)	104,500	—

(1)

Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2)	Audit-related fees include professional services related to the audit of our financial statements, consultation on accounting standards or transactions.

(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees are for services related to our employee benefit plans reporting, Sarbanes-Oxley Act section 404 compliance and our registration statements on Form S-3 and S-3/A.

          The audit committee has determined that the independent auditors’ provision of non-audit services in 2004 is compatible with and does not impair the auditors’ independence.  All decisions regarding selection of independent auditors’ firms and approval of accounting services and fees are made by our audit committee in accordance with the provisions of the Sarbanes-Oxley Act and related SEC rules.

Pre-approval Policy and Procedures

          The audit committee pre-approves all audit and permissible non-audit services provided by the independent auditors; these services may include audit services, audit related services, tax services and other services. The committee has adopted a policy for the pre-approval of services provided by the independent auditors, where pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. For each proposed service, the independent auditor is required to provide detailed communication at the time of approval. The committee may delegate pre-approval authority to one or more of its members, who must report same to the Committee members at the next meeting. The audit committee, after discussion with PwC, agreed that any additional audit or tax service fees could be paid by us, subject to the pre-approval of the audit committee chairman.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits.

The following exhibits are filed with this report:

	Exhibit No.	Description

	31.1	Certification by the Company’s Chief Executive Officer dated March 29, 2005.

	31.2	Certification by the Company’s Chief Financial Officer dated March 29, 2005.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2005

EMISPHERE TECHNOLOGIES, INC.

	By:	/s/ MICHAEL M. GOLDBERG

Michael M. Goldberg, M.D. Chairman of the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ MICHAEL M. GOLDBERG	Director, Chairman of the Board and Chief Executive	March 29, 2005
Officer (principal executive officer)
Michael M. Goldberg, M.D.

/s/ ELLIOT M. MAZA	Chief Financial Officer (principal financial officer)	March 29, 2005

Elliot M. Maza, J.D., C.P.A.