Form 10-Q
period 2005-03-31
EMISPHERE TECHNOLOGIES INC
filed 2005-05-12
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 5, 2005 was 23,282,507.

EMISPHERE TECHNOLOGIES, INC.

          All other schedules called for by the instructions to Form 10-Q have been omitted because the schedules are not applicable or the relevant information is not material.

PART I

ITEM 1.  FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$16,737	$6,967
Investments	6,556	10,583
Accounts receivable	—	120
Prepaid expenses and other current assets	4,384	2,516

Total current assets	27,677	20,186
Equipment and leasehold improvements, net	8,997	10,007
Land, building and equipment held for sale, net	3,589	3,589
Purchased technology, net	2,213	2,273
Other assets	237	237

Total assets	$42,713	$36,292

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable and accrued expenses	$3,986	$3,823
Note payable	13,000	—
Deferred revenue	1,037	1,839
Current portion of capital lease obligation	211	207
Current portion of deferred lease liability	397	397
Warrant liabilities	4,569	762
Other current liabilities	175	300

Total current liabilities	23,375	7,328
Notes payable, including accrued interest	10,151	39,332
Capital lease obligation, net of current portion	185	245
Deferred lease liability, net of current portion	562	661

Total liabilities	34,273	47,566

Stockholders’ equity (deficit):
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 40,000,000 shares; issued 23,445,119 shares (23,201,519 outstanding) as of March 31, 2005, and 19,354,349 shares (19,110,749 outstanding) as of December 31, 2004	234	193
Additional paid-in capital	338,881	325,721
Note receivable from chief executive officer	(804)	(804)
Accumulated deficit	(326,026)	(332,555)
Accumulated other comprehensive income	(58)	(42)
Common stock held in treasury, at cost; 243,600 shares	(3,787)	(3,787)

Total stockholders’ equity (deficit)	8,440	(11,274)

Total liabilities and stockholders’ equity (deficit)	$42,713	$36,292

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and 2004
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,

	2005	2004

Revenue	$993	$—

Costs and expenses:
Research and development	4,412	4,881
General and administrative expenses	3,665	2,585
Depreciation and amortization	1,111	1,226

Total costs and expenses	9,188	8,692

Operating loss	(8,195)	(8,692)

Other income and (expense):
Gain on extinguishment of note payable	14,663	—
Investment and other income	98	282
Interest expense	(37)	(1,451)

Total other income and (expense)	14,724	(1,169)

Net income (loss)	$6,529	$(9,861)

Net income (loss) per share, basic	$0.34	$(0.54)

Net income (loss) per share, diluted	$0.29	$(0.54)

Weighted average shares outstanding, basic	19,216,084	18,265,738

Weighted average shares outstanding, diluted	22,364,389	18,265,738

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$6,529	$(9,861)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,051	1,166
Amortization of purchased technology	60	60
Amortization of discount on investments	11	(2)
Non-cash interest and other non-cash charges	27	1,640
Gain on extinguishment of note payable	(14,663)	—
Loss on sale of fixed assets	—	3
Changes in assets and liabilities excluding non-cash transactions:
Decrease (increase) in accounts receivable	120	(608)
Decrease (increase) in prepaid expenses and other current assets	88	(50)
Increase in accounts payable and accrued expenses	163	590
Decrease in deferred revenue	(802)	—
Decrease in deferred lease liability	(99)	(99)
Increase in other current liabilities	157	—

Total adjustments	(13,887)	2,700

Net cash used in operating activities	(7,358)	(7,161)
Cash flows from investing activities:
Proceeds from maturity of investments	4,000	3,801
Purchases of investments	—	(1,998)
Proceeds from sale of fixed assets	—	11
Capital expenditures	(41)	(255)

Net cash provided by investing activities	3,959	1,559
Cash flows from financing activities:
Proceeds from exercise of options	217	885
Net proceeds from issuance of common stock	9,395	—
Net proceeds from issuance of warrants	3,737	—
Repayment of note payable	(124)	—
Repayment of capital lease obligation	(56)	(72)

Net cash provided by financing activities	13,169	813

Net increase (decrease) in cash and cash equivalents	9,770	(4,789)
Cash and cash equivalents, beginning of period	6,967	31,287

Cash and cash equivalents, end of period	$16,737	$26,498

Supplemental Disclosure of cash flow information:
Tax refund	—	$79
Non-cash investing and financing activities:
Issuance of stock options to consultants	$(11)	$184
Receivable from issuance of common stock	$(1,968)	—
Payable recorded in connection with extinguishment of note payable	$13,000	—
Issuance of warrants in connection with extinguishment of note payable	$1,632	—
Sale of equipment under barter arrangement	—	$30

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Liquidity

          The accompanying unaudited condensed consolidated financial statements of Emisphere Technologies, Inc. (“Emisphere”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of March 31, 2005, our accumulated deficit was approximately $326 million.  Our net loss was $37.5 million and $44.9 million for the years ended December 31, 2004 and 2003, respectively. Net income was $6.5 million for the quarter ended March 31, 2005 as a result of the $14.7 million gain on the extinguishment of the note payable. Our stockholders’ equity decreased from $67.5 million as of December 31, 2002 to $8.4 million as of March 31, 2005. We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2004 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations through July of 2005.  These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from potential or existing partners, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

          We are continuing to address our liquidity issues and have taken actions as described below. Although we believe that these actions, in conjunction with future financing transactions, will improve liquidity, we can make no assurances as to our future liquidity.

•

In December 2004, we entered into a Security Purchase Agreement (the “Security Purchase Agreement”) with Elan Pharmaceuticals, Inc. (“Elan”) providing for our purchase of our indebtedness to Elan which allowed us to settle the debt for significantly less than the original face value.  See Note 7 for a full description of this transaction.

•

In December 2004, we issued a $10 million convertible note (the “Novartis Note”) to Novartis Pharma AG (“Novartis”) in connection with a new research collaboration option relating to the development of PTH 1-34. See Note 7 for a full description of this transaction.

•

In December 2004, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Kingsbridge Capital Limited (“Kingsbridge”), providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006. See Note 8 for a full description of this transaction.

•

In March 2005, we completed the sale of 4 million registered shares of common stock and warrants to purchase up to 1.5 million shares of common stock. The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock, with a price of $3.935 per unit. Net proceeds from the sale were $15.1 million. See Notes 6 and 8 for a full description of this transaction.

          In the opinion of management, the accompanying condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Emisphere’s financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.  The December 31, 2004 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

          We have several stock-based compensation plans: the 1991 and 2000  Stock Option Plans, the 2002 Broad Based Plan, the 1997 Directors’ Option Plan, the 1995 Non-Qualified Stock Option Plan, and the 1994 Qualified and Non-Qualified Employee Stock Purchase Plans (“ESPPs”). In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (“SFAS No. 148”), pro forma operating results have been determined as if we had prepared our financial statements in accordance with the fair value based method. The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value based method of accounting for stock based compensation. Since option grants awarded during the first quarter of 2005 and 2004 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

	Three Months Ended March 31,

	2005	2004

	(in thousands)
Net income (loss), as reported	$6,529	$(9,861)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(586)	(1,983)

Pro forma net income (loss)	$5,943	$(11,844)

Net income (loss) per share amounts, basic:
As reported	$0.34	$(0.54)
Pro forma	$0.31	$(0.65)
Net income (loss) per share amounts, diluted:
As reported	$0.29	$(0.54)
Pro forma	$0.27	$(0.65)

          For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in computing the fair value of options granted are expected volatility of 91% in 2005 and 94% in 2004, expected lives of five years, zero dividend yield, and weighted-average risk-free interest rate of 4.17% in 2005 and 2.86% in 2004.  For the ESPPs, it is not practicable to reasonably estimate the fair value of an award at the grant date. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. We calculate estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the quarter.

3.   Prepaid Expenses and Other Current Assets

          Prepaid expenses and other current assets consist of the following:

	March 31, 2005	December 31, 2004

	(in thousands)
Prepaid expenses	$938	$1,186
Receivable related to issuance of common stock	1,968	—
Note receivable from chief executive officer	1,221	1,233
Other	257	97

	$4,384	$2,516

          Receivable related to the Issuance of Common Stock. The receivable related to the issuance of common stock that was completed as of March 31, 2005 (see Note 8).

          Note Receivable from Chief Executive Officer. The note receivable from chief executive officer resulted from the exercise of stock options during 2000 by our Chairman and Chief Executive Officer, Dr. Michael Goldberg (see Note 12).

4.  Fixed Assets

          Tarrytown Facility Transaction. During 2003, in order to streamline operations and reduce expenditures, we entered into a transaction to surrender to the landlord approximately 27% of our leased space (the “surrendered space”) at the Tarrytown facility. The surrendered space primarily consists of office space which was subsequently leased to another tenant (the “subsequent tenant”) at the Tarrytown facility.  In the event that the subsequent tenant vacates the space before August 31, 2005, we will be liable for the rent payments and will be required to re-let the space through August 31, 2007. Completion of the lease amendment and related agreements took place in October 2003.

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

          Farmington Facility Transaction.  We own a facility of 100,000 square feet located on 29 acres of land in Farmington, Connecticut. In the third quarter of 2002, we announced our decision to cease operations at and sell the facility.  In April 2005, we entered into a contract of sale for the Farmington facility. The purchase price for the property is $4.7 million. The contract provides, among other things, for a sixty day contingency period during which the purchaser may perform due diligence concerning the property, and during which the purchaser may terminate the contract for any reason or for no reason. In the event that the purchaser has not terminated the contract by the end of the due diligence period, the purchaser is then obligated to complete the purchase of the property within thirty days. In January 2004, an adjoining landowner filed a notice of pendency on the property claiming certain rights under a right of way, and in addition filed suit in a matter captioned “FARMINGTON AVENUE BAPTIST CHURCH, Plaintiff, vs. FARM TECH CORPORATION, Defendant, Superior Court of the State of Connecticut, Judicial District of Hartford”. Depositions of the pastor and the attorney for the adjoining landowner as well as an Emisphere officer have been completed. Our motion for summary judgment was argued in April 2005, and the plaintiff has been ordered to submit a similar motion by the middle of May 2005. This litigation is ongoing and may have an adverse effect on our ability to sell the facility.  Costs associated with maintaining the facility (e.g., utilities, insurance, maintenance and real estate taxes) were approximately $0.5 million in 2004 and will continue at approximately the same level until the facility is sold. As of March 31, 2005, we evaluated the land, building and equipment available for sale based on the sale price in the contract and determined that no impairment loss had been incurred.

          Fixed Assets. Equipment and leasehold improvements, net, including assets held under capital lease, consists of the following:

	Useful Lives in Years	March 31, 2005	December 31, 2004

		(in thousands)
Equipment	3-7	$14,167	$14,126
Leasehold improvements	Life of lease	19,094	19,094

		33,261	33,220
Accumulated depreciation and amortization		24,264	23,213

Equipment and leasehold improvements, net		$8,997	$10,007

          Included in equipment and leasehold improvements are assets which were acquired under capital leases in the amount of $423 thousand at March 31, 2005 (see Note 11).

          Land, building and equipment held for sale, net consists of the following:

	Useful Lives in Years	March 31, 2005	December 31, 2004

		(in thousands)
Land	—	$1,170	$1,170
Building	13	1,983	1,983
Equipment	3-7	1,004	1,004

		4,157	4,157
Accumulated depreciation and amortization		568	568

Land, building and equipment held for sale, net		$3,589	$3,589

          Land, building and equipment held for sale of $3.6 million is primarily related to the Farmington facility. Land, building and equipment held for sale were classified as such on December 31, 2002 and therefore no depreciation was recorded for those assets during the three month periods ended March 31, 2005 and 2004.

5.  Purchased Technology

          Purchased technology represents the value assigned to patents underlying research and development projects related to oral heparin which, if unsuccessful, have no alternative future use.  Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

          The carrying value of the purchased technology is comprised as follows:

	March 31, 2005	December 31, 2004

	(in thousands)
Gross carrying amount	$4,533	$4,533
Accumulated amortization	2,320	2,260

Purchased technology, net	$2,213	$2,273

          Estimated amortization expense for the purchased technology is $180 thousand for the remaining nine months of 2005 and $239 thousand for each of the next five years.

6. Warrant Liabilities

          Warrant liabilities consists of the following:

	March 31, 2005	December 31, 2004

	(in thousands)
Stock warrant issued to Kingsbridge	$674	$762
Stock warrants issued in equity financing	3,895	—

	$4,569	$762

          On December 27, 2004, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Kingsbridge, providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006. Kingsbridge may terminate this agreement based on material adverse effects on our business, operations, properties or financial condition excluding material adverse effects relating to formation or dissolution of partnerships or the results of any clinical trials.  In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  The exercise period for the warrant begins on June 27, 2005 and expires on June 27, 2010.  Under the provisions of a related registration rights agreement, if we fail to maintain an effective registration statement with the SEC while Kingsbridge is holding the warrant or shares of our common stock, we have an obligation to make a cash payment to Kingsbridge for any gain that could have been realized.  Accordingly, the warrant has been accounted for as a liability.  The fair value of the warrant decreased by $88 thousand during the quarter ended March 31, 2005, and the fluctuation was recorded as a reduction of interest expense. The warrant will be marked to market for each future period it remains outstanding.

          As of March 31, 2005, we completed the sale of 4 million shares of common stock and warrants to purchase up to 1.5 million shares of common stock (see Note 8). The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock. The warrants have an exercise price of $4.00 and an exercise period that begins on March 31, 2005 and expires on March 31, 2010.  The warrants provide for adjustments to the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrants. However, under no circumstances will the adjusted exercise price be less than $3.81. Under the terms of the warrant, we have an obligation to make a cash payment to the holders of the warrant for any gain that could h ave been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such shares have been exercised. Accordingly, the warrant has been accounted for as a liability.  The fair value of the warrant at the date of issuance was $3.9 million. The warrant will be marked to market for each future period it remains outstanding.

7. Notes Payable and Restructuring of Debt

          Notes payable consist of the following:

	March 31, 2005	December 31, 2004

	(in thousands)
Elan Note	—	$29,295
Novartis Note	$10,151	10,037

	$10,151	$39,332

          Elan Note. Ebbisham Limited (“Ebbisham”) was an Irish corporation owned jointly by Elan and us. Ebbisham was formed to develop and market heparin products using technologies contributed by Elan and us. On February 28, 2002 Ebbisham was voluntarily liquidated.

          In July 1999, we acquired from Elan its ownership interest in Ebbisham in exchange for a seven year, $20 million zero coupon note due July 2006 carrying a 15% interest rate, compounding semi-annually (the “Original Elan Note”), plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. On December 27, 2004, we entered into a Security Purchase Agreement with Elan, providing for our purchase of our indebtedness to Elan under the Original Elan Note.  The value of the Original Elan Note plus accrued interest on December 27, 2004 was $44.2 million.  Pursuant to the Security Purchase Agreement, we paid Elan $13 million and issued to Elan 600,000 shares of our common stock with a market value of $2 million. Also, we issued to Elan a new zero coupon note with an issue price of $29.2 million (the “Modified Elan Note”), representing the accrued value of the Original Elan Note minus the sum of the cash payment and the value of the 600,000 shares. Under the Security Purchase Agreement, prior to March 31, 2005, we had the right to make a cash payment of $13 million, and issue to Elan a warrant to purchase up to 600,000 shares of our common stock (with an exercise price equal to the volume weighted average price for our common stock for the period of twenty consecutive trading days ending on the trading day immediately preceding the date of issuance of such warrant) in exchange for the Modified Elan Note (an “Accelerated Closing”). As of March 31, 2005, we issued to Elan a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88. The warrants provide for adjustments to the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrants.  On April 1, 2005, we made the $13 million payment to Elan, and Elan issued a letter to us acknowledging that an Accelerated Closing had occurred and that we were released from all outstanding indebtedness to Elan.

           This transaction was accounted for as a troubled debt restructuring.  The carrying amount of the debt was reduced to an amount equal to the total future cash payments, or $13 million.  The fair value of the warrant issued, estimated using the Black-Scholes option pricing model, is $1.6 million. A gain of $14.7 million, calculated as the difference between the carrying value of approximately $29 million and the fair value of cash paid and warrants issued, was recognized in our condensed consolidated statement of operations for the quarter ended March 31, 2005. Under the accounting for a restructuring of debt, no interest expense was recorded during the quarter ended March 31, 2005.

          Novartis Note. On December 1, 2004 we issued a $10 million convertible note to Novartis in connection with a new research collaboration option relating to the development of PTH 1-34. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are recording interest using the effective interest rate method, which results in an interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of our common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Under the Novartis Note, an event of default shall be deemed to have occurred if we default on the payment of the principal amount of, and accrued and unpaid interest on, the Novartis Note upon maturity, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty, we fail to timely cure a default in the payment of any other indebtedness in excess of a certain material threshold, or there occurs an acceleration of indebtedness in excess of that threshold, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain material threshold, we become entitled to terminate the registration of our securities or the filing of reports under the Securities Exchange Act of 1934, our common stock will be delisted from Nasdaq, we experience a change of control (including by, among other things, a change in the composition of a majority of our board (other than as approved by the board) in any one-year period, a merger which results in our stockholders holding shares that represent less than a majority of the voting power of the merged entity, and any other acquisition by a third party of shares that represent a majority of the voting power of the company), we sell substantially all of our assets, or we are effectively unable to honor or perform our obligations under the new research collaboration option relating to the development of PTH 1-34. Upon the occurrence of an event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. At March 31, 2005, the Novartis Note was convertible into 2,630,395 shares of our common stock.

8.  Stockholders’ Equity

          As of March 31, 2005, we issued to Elan a warrant to purchase 600,000 shares of our common stock at an exercise price of $3.88.  The exercise period for the warrant begins on September 30, 2005 and expires on September 30, 2010. The fair value of the warrants on the date of issuance was $1.6 million.

          As of March 31, 2005, we completed the sale of 4 million registered shares of common stock and warrants to purchase up to 1.5 million shares of common stock. The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock (see Note 6), with a price of $3.935 per unit. Gross proceeds from the sale were $15.7 million.

          The net proceeds from this offering were $15.1 million, net of total issuance costs of $0.6 million. Of this amount, $2.0 million was not received until April 1, 2005, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet at March 31, 2005 (see Note 3).  The fair value of the warrants issued was estimated using the Black-Scholes option pricing model. As of March 31, 2005, the warrants have an initial fair value of $3.9 million and have been classified as a liability (see Note 6). Issuance costs allocated to the warrants amounted to $0.2 million and have been expensed and are included in general and administrative expense on the condensed consolidated statement of operations. The remaining net proceeds of $11.4 million are allocated to the common stock issued and are included in stockholders’ equity as of March 31, 2005. $13 million of the proceeds were used on April 1, 2005 to complete the repurchase of our indebtedness to Elan (see Note 7) and the remaining proceeds will be used for general corporate purposes.

          As discussed in Note 6, in December 2004, we entered into a Common Stock Purchase Agreement with Kingsbridge providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006. Kingsbridge may terminate this agreement based on material adverse effects on our business, operations, properties or financial condition excluding material adverse effects relating to formation or dissolution of partnerships or the results of any clinical trials.  In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  Under the terms of the Common Stock Purchase Agreement, we may, at our election, draw funds from Kingsbridge in amounts up to 3% of our market capitalization at the time of the draw.  In exchange for each draw, we will sell to Kingsbridge newly issued shares of our common stock priced at a discount of between 8-12% of the average trading price of our common stock during the financing period, with the reduced discount applying if the price of the common stock is equal to or greater than $8.50 per share.  We will set the minimum acceptable purchase price of any shares to be issued to Kingsbridge during the term of the Common Stock Purchase Agreement, which, in no event, may be less than $2.00 per share.  Our right to begin drawing funds will commence upon the SEC’s declaring effective a registration statement to be filed by us.  We are under no obligation to access any of the capital available under the Common Stock Purchase Agreement.  In addition, we can effect other debt and equity financings without restriction, provided that such financings do not use any floating or other post-issuance adjustable discount to the market price of our common stock.  Kingsbridge is precluded from short selling any of our common stock during the term of the Common Stock Purchase Agreement. As of March 31, 2005, we have not drawn down any funds under the Common Stock Purchase Agreement.

9.  Earnings Per Share

          The following table sets forth the information needed to compute basic and diluted earnings per share:

	March 31, 2005	March 31, 2004

	(in thousands, except share amounts)
Basic net income (loss)	$6,529	$(9,861)
Dilutive securities:
Convertible debt	113	—
Warrants	(88)	—

Diluted net income (loss)	$6,554	$(9,861)

Weighted average common shares outstanding	19,216,084	18,265,738
Dilutive securities:
Convertible debt	2,925,095	—
Warrants	30,123	—
Options to purchase common shares	193,087	—

Diluted average common stock equivalents outstanding	22,364,389	18,265,738

Basic net income (loss) per share	0.34	(0.54)
Diluted net income (loss) per share	0.29	(0.54)

          The following table sets forth the number of potential shares of common stock that have been excluded from diluted income (loss) per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income (loss) per share would have been anti-dilutive:

	Three Months Ended March 31,

	2005	2004

Options to purchase common shares	5,003,161	5,814,246
Warrants	2,100,000	—

	7,103,161	5,814,246

10.  Comprehensive Income (Loss)

          Emisphere’s comprehensive income (loss) is comprised of net income (loss) adjusted for the change in net unrealized gain or loss on investments.  Comprehensive income amounted to $6.5 million and a loss of $9.9 million for the three months ended March 31, 2005 and 2004, respectively.

11.  Commitments and Contingencies

          Commitments. Future minimum lease payments under capital leases (see Note 4) are as follows:

          Quarter Ending March 31,

(in thousands)
2006	$234
2007	192

426
Less: Amount representing interest at 8.5%	30

Present value of minimum lease payments	396
Less: Current portion	211

Long-term obligations	$185

          Contingencies. Under the terms of the agreement with the landlord to surrender a portion of the space at the Tarrytown facility in 2003, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005.  At this time, we believe that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which we would be obligated to pay would be $2.5 million for rent, real estate taxes and operating expenses.

          In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2005.

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

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements that we entered into with Lilly with respect to the development of oral formulations of PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated. Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. An adverse determination in this litigation concerning our claim that Lilly breached our agreements could limit our future ability to realize on the potential value of our oral PTH 1-34 assets. Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that we will have sufficient financial resources to fund near-term costs and we do not anticipate any significant impact on our ability to develop our product candidates. Through March 31, 2005, we have incurred approximately $2.3 million in expenses relating to this litigation.

12.  Related Party Transactions

          Note Receivable from Chief Executive Officer. The note receivable from chief executive officer resulted from the exercise of stock options during 2000 by our Chairman and Chief Executive Officer, Dr. Michael Goldberg. The loan is in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1% (3.9% and 3.4% at March 31, 2005 and December 31, 2004, respectively), payable monthly. Since the inception of the loan, the interest has been accrued rather than paid. The loan is collateralized by 100,543 shares of common stock issued upon exercise of the stock options. Principal is due the earlier of July 31, 2005 or upon the sale of stock held as collateral. At March 31, 2005 and December 31, 2004, the balance of the note receivable is approximately $2.0 million, of which $1.7 million represents principal and $0.3 million represents accrued interest.  Of the $2.0 million balance, $1.2 million, relating to the income taxes resulting from the exercise, is included in prepaid expenses and other current assets and $0.8 million, relating to the exercise price, has been deducted from stockholders’ equity (deficit) on the consolidated balance sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements in Part I of this report, including in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include (without limitation) statements regarding planned or expected studies and trials of oral formulations that utilize our eligen®  technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our eligen® technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our Annual Report on Form 10-K for the year ending December 31, 2004 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” and the other factors discussed in connection with any forward-looking statements.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

          Revenue for the first quarter of 2005 was $1.0 million, and related to our collaborations with Roche and Novartis. We did not record revenue during the first quarter of 2004.

          Total operating expenses were $9.2 million in the quarter ended March 31, 2005, an increase of $0.5 million, or 6%, compared to the same period last year.  The details of this increase are as follows:

          Research and development costs were $4.4 million in the quarter ended March 31, 2005, a decrease of $0.5 million or 10%, compared to the same period last year. The $0.5 million decrease is primarily due to a significant toxicology study undertaken in the first quarter of 2004.

          General and administrative expenses were $3.7 million in the quarter ended March 31, 2005, an increase of $1.1 million, or 42%, compared to the same period last year. The $1.1 million increase reflects an overall increase in legal and other professional fees, including $0.8 million associated with the pending Lilly litigation (see “Legal Proceedings” below), $0.2 million associated with the completion of our shelf registration statement on Form S-3 and $0.1 million in consulting fees associated with implementing the requirements of section 404 of the Sarbanes-Oxley Act.

          Depreciation and amortization costs were $1.1 million in the quarter ended March 31, 2005, a decrease of $115 thousand, or 9%, compared to the same period in 2004.  This decrease primarily is the result of decreased capital expenditures over the past several years.

          As a result of the above, our operating loss was $8.2 million for the quarter ended March 31, 2005, a decrease of $0.5 million, or 6%, as compared to $8.7 million for the quarter ended March 31, 2004.

          Net other income for the first quarter of 2005 was $14.7 million, compared to $1.2 million of net other expense for the same period last year. The change of $15.9 million reflects a decrease of $1.4 million in interest expense and a gain on extinguishment of debt of $14.7 million, both related to the repurchase of our indebtedness to Elan. Under the accounting for a restructuring of debt, no interest expense should be recognized between the restructuring and maturity of the restructured payable. These amounts were partially offset by decreases in investment and other income.

          Based on the above, we had net income of $6.5 million for the quarter ended March 31, 2005 as a result of the $14.7 million gain on the extinguishment of the Elan note, as compared to a net loss of $9.9 million for the same period in 2004.

Liquidity and Capital Resources

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of March 31, 2005, our accumulated deficit was approximately $326 million.  Our net loss was $37.5 million and $44.9 million for the years ended December 31, 2004 and 2003, respectively. Net income was $6.5 million for the quarter ended March 31, 2005 as a result of the $14.7 million gain on the extinguishment of the note payable. Our stockholders’ equity decreased from $67.5 million as of December 31, 2002 to $8.4 million as of March 31, 2005.  We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2004 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations through July of 2005.  These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from potential or existing partners, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

          As of March 31, 2005, we had cash, cash equivalents and investments totaling $23.3 million, an increase of $5.7, compared to December 31, 2004. This includes the $13 million paid to Elan on April 1, 2005. Excluding the cash paid to Elan on April 1, 2005, we had cash, cash equivalents and investments of $10.3 million, a decrease of $7.3 million from December 31, 2004.

          Net cash used in operations was $7.4 million in the first quarter of 2005, as compared to $7.2 million in the quarter ended March 31, 2004, an increase of $0.2 million resulting primarily from expenses related to the Lilly litigation, partially offset by a decrease in outside lab fees.

          Cash provided by investing activities was $4.0 million in the three month period ended March 31, 2005, as compared to $1.6 million in the same period of 2004.  Capital expenditures amounted to $41 thousand in the three month period ended March 31, 2005, as compared to $244 thousand for the same period in 2004.

          Net cash provided by financing activities was $13.2 million in the three month period ended March 31, 2005, compared to $0.8 million during the three month period ended March 31, 2004, a change of $ 12.4 million. This inflow of cash in the first quarter of 2005 reflects the issuance of 4 million shares of our common stock and warrants to purchase up to 1.5 million shares.

          As of March 31, 2005, we completed the sale of 4 million registered shares of common stock and warrants to purchase up to 1.5 million shares of common stock. The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock (see Note 6), with a price of $3.935 per unit. Gross proceeds from the sale were $15.7 million. The net proceeds from this offering were $15.1 million, net of total issuance costs of $0.6 million. Of this amount, $2.0 was not received until April 1, 2005, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet at March 31, 2005 (see Note 3).  The fair value of the warrants issued was estimated using the Black-Scholes option pricing model. As of March 31, 2005, the warrants have an initial fair value of $3.9 million and have been classified as a liability (see Note 6). Issuance costs allocated to the warrants amounted to $0.2 million and have been expensed. The remaining net proceeds of $11.4 million are allocated to the common stock issued and are included in stockholders’ equity as of March 31, 2005. $13 million of the proceeds were used on April 1, 2005 for the extinguishment of the Elan note and the remaining proceeds will be used for general corporate purposes.

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

          In 1996, we entered into a joint venture with Elan to develop oral heparin.  In connection with the re-purchase of Elan’s joint venture interest in 1999, we issued a zero coupon note (the “Original Elan Note”) to Elan.  The Original Elan Note had an issue price of $20 million and an original issue discount at maturity of $35 million and a maturity date of July 2, 2006.  On December 27, 2004, we entered into a Security Purchase Agreement with Elan, providing for our purchase of our indebtedness to Elan under the Original Elan Note.  The value of the Original Elan Note plus accrued interest on December 27, 2004 was approximately $44 million.  Pursuant to the Security Purchase Agreement, we paid Elan $13 million and issued to Elan 600,000 shares of our common stock with a market value of approximately $2 million. Also, we issued to Elan a new zero coupon note with an issue price of approximately $29 million (the “Modified Elan Note”), representing the accrued value of the Original Elan Note minus the sum of the cash payment and the value of the 600,000 shares. Under the Security Purchase Agreement, prior to March 31, 2005, we had the right to make a cash payment of $13 million, and issue to Elan a warrant to purchase 600,000 shares of our common stock (with an exercise price equal to the volume weighted average price for our common stock for the period of twenty consecutive trading days ending on the trading day immediately preceding the date of issuance of such warrant) in exchange for the Modified Elan Note (an “Accelerated Closing”). As of March 31, 2005, we issued to Elan a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88. On April 1, 2005, we made the $13 million payment to Elan, and Elan issued a letter to us acknowledging that an Accelerated Closing had occurred and that we were released from all outstanding indebtedness to Elan.

          Off-Balance Sheet Arrangements

          As of March 31, 2005, we had no off-balance sheet arrangements, other than operating leases.

          Significant contractual obligations as of March 31, 2005 are as follows:

	Amount Due in

Type of Obligation	Total Obligation	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

	(in thousands)
Long-term debt (1)	$12,515	$—	$—	$12,515	$—
Short-term debt (2)	13,166	13,166	—	—	—
Capital lease obligations	396	211	185	—	—
Operating lease obligations (3)	4,245	1,753	2,492	—	—
Clinical research organizations (4)	70	70	—	—	—

Total	$30,392	$15,200	$2,677	$12,515	$—

(1)

In December 2004, we issued a $10 million convertible note payable to Novartis (the “Novartis Note”) due December 2009. Interest may be paid annually or accreted as additional principal. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of Company common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Upon the occurrence of an event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. At March 31, 2005, the balance on the Novartis Note was $10.2 million.

(2)

Included herein is the $13 million paid to Elan on April 1, 2005 to complete the Accelerated Closing of the repurchase of our indebtedness to Elan, as well as $166 thousand related to an installment note for the payment of certain corporate insurance. See “Liquidity and Capital Resources” above for further information concerning the extinguishment of the Elan note.

(3)

The operating lease is related to the Tarrytown facility. Under the terms of the agreement with the landlord to surrender a portion of this space in 2003, we are contingently liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005.  We have excluded such payments from the above table because we believe that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which we would be obligated to pay would be $2.5 million ($1.0 million in less than one year and $1.5 million in one to three years) for rent, real estate taxes and operating expenses.

(4)	We are obligated to make payments under certain contracts with third parties who provide clinical research services to support our ongoing research and development.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of U.S. mortgage-backed securities, commercial paper, corporate notes and corporate equities.  Our fixed rate interest-bearing investments totaled $6.5 million at March 31, 2005. Of this total, $2.5 million mature in less than one year and $4 million mature in one to two years. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

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

          We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, each concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, except as described below. There has been no significant change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

           In connection with the preparation of this Quarterly Report, we determined that our disclosure controls and procedures failed to ensure that our reports, which disclosed that interest under loans made by us to our Chief Executive Officer in 2000 and 2001 is payable monthly, clearly indicated that interest has been accrued rather than paid.  While this matter did not cause a misstatement in any of our financial statements, as the full amount of the indebtedness, including accrued interest, is reflected in such financial statements, we nonetheless concluded in consultation with legal counsel that this matter indicated the existence of a deficiency in our disclosure controls and procedures as of March 31, 2005.  To eliminate this deficiency, we have determined that we will implement procedures to periodically review the terms of our material agreements, including those that are the subject of fina ncial statement disclosures, in order to ensure appropriate compliance with their principal terms. We expect that these procedures will be implemented during the third quarter of fiscal 2005.

PART II

ITEM 1.  LEGAL PROCEEDINGS

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated. Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. An adverse determination in this litigation concerning our claim that Lilly breached our agreements could limit our future ability to realize on the potential value of our oral PTH 1-34 assets. Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that we will have sufficient financial resources to fund near-term costs and we do not anticipate any significant impact on our ability to develop our product candidates. Through March 31, 2005, we have incurred approximately $2.3 million in expenses relating to this litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Placement Agency Agreement dated as of March 31, 2005 between Emisphere and Harris Nesbitt Corp.

10.2	Warrant dated as of March 31, 2005 between Emisphere and MHR Capital Partners LP

10.3	Warrant dated as of March 31, 2005 between Emisphere and NR Securities LTD

10.4	Warrant dated as of March 31, 2005 between Emisphere and Atticus European Fund LTD

10.5	Warrant dated as of March 31, 2005 between Emisphere and MHR Capital Partners (100) LP

10.6	Side letter dated as of March 31, 2005 between Emisphere and MHR Capital Partners LP

10.7	Side letter dated as of March 31, 2005 between Emisphere and Atticus European Fund LTD

10.8	Warrant dated as of March 31, 2005 between Emisphere and Elan International Services, Ltd.

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005

EMISPHERE TECHNOLOGIES, INC.

/s/MICHAEL M. GOLDBERG, M.D.

Michael M. Goldberg, M.D.
Chairman and Chief Executive Officer

/s/ELLIOT M. MAZA

Elliot M. Maza
Chief Financial Officer