Form 10-Q
period 2005-06-30
EMISPHERE TECHNOLOGIES INC
filed 2005-08-12
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of August 3, 2005 was 23,330,484.

EMISPHERE TECHNOLOGIES, INC.

          All other schedules called for by the instructions to Form 10-Q have been omitted because the schedules are not applicable or the relevant information is not material.

ITEM 1.           FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(in thousands, except share data)

	June 30 2005	December 31, 2004

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,062	$6,967
Investments	3,961	10,583
Accounts receivable	185	120
Prepaid expenses and other current assets	2,129	2,516

Total current assets	12,337	20,186
Equipment and leasehold improvements, net	7,991	10,007
Land, building and equipment held for sale, net	—	3,589
Purchased technology, net	2,153	2,273
Other assets	237	237

Total assets	$22,718	$36,292

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable and accrued expenses	$2,713	$3,823
Deferred revenue	696	1,839
Current portion of capital lease obligation	216	207
Current portion of deferred lease liability	397	397
Warrant liabilities	4,864	762
Other current liabilities	50	300

Total current liabilities	8,936	7,328
Note payable, including accrued interest	10,265	39,332
Capital lease obligation, net of current portion	125	245
Deferred lease liability, net of current portion	462	661

Total liabilities	19,788	47,566

Stockholders’ equity (deficit):
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 23,555,266 shares (23,311,666 outstanding) as of June 30, 2005, and 19,354,349 shares (19,110,749 outstanding) as of December 31, 2004	236	193
Additional paid-in capital	339,134	325,721
Note receivable from officer and director	(804)	(804)
Accumulated deficit	(331,810)	(332,555)
Accumulated other comprehensive loss	(39)	(42)
Common stock held in treasury, at cost; 243,600 shares	(3,787)	(3,787)

Total stockholders’ equity (deficit)	2,930	(11,274)

Total liabilities and stockholders’ equity (deficit)	$22,718	$36,292

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2005 and 2004
(in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2005	2004	2005	2004

Revenue	$1,961	$147	$2,954	$147

Costs and expenses:
Research and development	4,618	3,750	9,030	8,631
General and administrative expenses	3,282	2,772	6,947	5,358
(Gain)/loss on sale of fixed assets	(567)	2	(567)	—
Depreciation and amortization	1,091	1,224	2,202	2,450

Total costs and expenses	8,424	7,748	17,612	16,439

Operating loss	(6,463)	(7,601)	(14,658)	(16,292)

Other income and (expense):
Gain on extinguishment of note payable	—	—	14,663	—
Investment and other income	110	216	208	498
Gain on sale of investments	989	—	989	—
Interest expense	(420)	(1,450)	(457)	(2,902)

Total other income and (expense)	679	(1,234)	15,403	(2,404)

Net (loss) income	$(5,784)	$(8,835)	$745	$(18,696)

Net (loss) income per share, basic	$(0.25)	$(0.48)	$0.04	$(1.02)

Net (loss) income per share, diluted	$(0.25)	$(0.48)	$0.03	$(1.02)

Weighted average shares outstanding, basic	23,267,713	18,403,699	21,253,091	18,335,156

Weighted average shares outstanding, diluted	23,267,713	18,403,699	21,436,982	18,335,156

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$745	$(18,696)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,082	2,331
Amortization of purchased technology	120	119
Impairment of fixed assets	27	—
Amortization of premium and discount on investments	12	(22)
Non-cash interest expense	435	2,876
Gain on extinguishment of note payable	(14,663)	—
Gain on sale of investments	(989)	—
Gain on sale of fixed assets	(567)	—
Other	174	27
Changes in assets and liabilities excluding non-cash charges:
(Increase) decrease in accounts receivable	(65)	83
Decrease in prepaid expenses and other current assets	391	80
(Decrease) increase in accounts payable and accrued expenses	(1,110)	255
Decrease in deferred revenue	(1,143)	(100)
Decrease in deferred lease liability	(199)	(198)

Total adjustments	(15,495)	5,451

Net cash used in operating activities	(14,750)	(13,245)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	7,602	5,126
Purchases of investments	—	(4,045)
Proceeds from sale of fixed assets	4,129	23
Capital expenditures	(66)	(450)

Net cash provided by investing activities	11,665	654
Cash flows from financing activities:
Proceeds from exercise of options	483	1,023
Net proceeds from issuance of common stock	11,321	—
Net proceeds from issuance of warrants	3,737	—
Repayment of Elan note payable	(13,000)	—
Repayment of note payable	(250)	—
Repayment of capital lease obligation	(111)	(123)

Net cash provided by financing activities	2,180	900

Net decrease in cash and cash equivalents	(905)	(11,691)
Cash and cash equivalents, beginning of period	6,967	31,287

Cash and cash equivalents, end of period	$6,062	$19,596

Supplemental Disclosure of cash flow information:
Tax refund	—	$79
Non-cash investing and financing activities:
Issuance of stock options to consultants	$9	$151
Issuance of warrants in connection with extinguishment of note payable	$1,632	—
Sale of equipment under barter arrangement	—	$30
Issuance of restricted stock	$50	$50

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

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of June 30, 2005, our accumulated deficit was approximately $332 million.  Our net loss was $37.5 million and $44.9 million for the years ended December 31, 2004 and 2003, respectively. Net income was $0.7 million for the six months ended June 30, 2005 as a result of the $14.7 million gain on the extinguishment of the Elan note payable. Our stockholders’ equity decreased from $67.5 million as of December 31, 2002 to $2.9 million as of June 30, 2005. We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2004 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will not enable us to continue operations past October of 2005, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.  These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from potential or existing partners, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

          We are continuing to address our liquidity issues and have taken actions as described below. Although we believe that these actions, in conjunction with anticipated future financing transactions, will improve liquidity, we can make no assurances as to our future liquidity.

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

•	In June 2005, we completed the sale of our Farmington, Connecticut research facility for net proceeds of $4.1 million. See Note 4 for a full description of this transaction.

          In the opinion of management, the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, the condensed consolidated statements of operations for the six and three months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.  The December 31, 2004 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

          The results of operations for any interim period are not necessarily indicative of the results for the full year.

          Certain balances in prior years’ condensed consolidated financial statements have been reclassified to conform to current year presentation.

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

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standard (“SFAS”) 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The revised statement, SFAS 123(R), “Share-Based Payment”, establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) eliminates the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date.  For public companies, SFAS 123(R) is effective at the beginning of the first interim or annual reporting period that begins after December 15, 2005. We plan to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We may apply SFAS 123(R) using one of the following transition methods. We may apply SFAS 123(R) using a modified version of prospective application only, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We may also elect to apply a modified version of retrospective application, which involves restating our financial statements to give effect to the fair value based method of accounting for awards on a basis consistent with the pro forma disclosures required by SFAS 123, for either all prior periods for which SFAS 123 was effective or prior interim periods in the year of adoption only. We are currently evaluating the requirements of SFAS 123(R), including developing a valuation model and selecting a transition method. We expect the adoption of SFAS 123(R) will have a significant impact on our financial statements, but have not determined the extent of the impact.

          We have several stock-based compensation plans: the 1991 and 2000  Stock Option Plans, the 2002 Broad Based Plan, the 1997 Stock Incentive Plan for Outside Directors, the 1995 Non-Qualified Stock Option Plan, and the 1994 Qualified and Non-Qualified Employee Stock Purchase Plans (“ESPPs”). In accordance with SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (“SFAS 148”), pro forma operating results have been determined as if we had prepared our financial statements in accordance with the fair value based method. The table below illustrates the effect on net loss and net loss per share as if we had applied the fair value based method of accounting for stock based compensation. Since option grants awarded during 2005 and 2004 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

          During the second quarter of 2004, we amended the Stock Incentive Plan for Outside Directors to provide for the ability to grant nondiscretionary awards of restricted stock.  Under the revised plan, each outside director will receive an award of restricted stock on the date of each regular annual stockholders’ meeting equivalent to 50% of the director’s annual cash board retainer fee.  These restricted shares vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date. As of June 30, 2005, we have recorded unearned stock-based compensation as a component of stockholders’ equity of $39 thousand related to these restricted stock grants which is being amortized to compensation expense over the six month vesting period. Total stock-based compensation related to this restricted stock grant will be $50 thousand. Non-cash compensation expense related to the award of restricted stock to outside directors amounted to $11 thousand during the three months ended June 30, 2005 and 2004, and is included in general and administrative expenses on the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(in thousands, except per share amounts)
Net (loss) income, as reported	$(5,784)	$(8,835)	$745	$(18,696)
Add: Stock based compensation expense included in reported net (loss) income	11	11	11	11
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(691)	(1,754)	(1,277)	(3,737)

Proforma net loss	$(6,464)	$(10,578)	$(521)	$(22,422)

Net (loss) income per share amounts, basic:
As reported	$(0.25)	(0.48)	$0.04	$(1.02)
Pro forma	$(0.28)	(0.57)	$(0.02)	$(1.22)
Net (loss) income per share amounts, diluted:
As reported	$(0.25)	(0.48)	$0.03	$(1.02)
Pro forma	$(0.28)	(0.57)	$(0.02)	$(1.22)

Black-Scholes Assumptions:

	2005		2004

	Q1	Q2	Q1	Q2

Weighted-average risk free interest rate	4.17%	3.61%	2.86%	3.91%
Volatility	91%	87%	94%	94%
Expected lives	5 years	5 years	5 years	5 years
Dividend yield	Zero	Zero	Zero	Zero

          For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The expected volatility, expected lives, dividend yield, and weighted-average risk-free interest rate used in computing the fair value of options granted are outlined in the table above. For the ESPPs, it is not practicable to reasonably estimate the fair value of an award at the grant date. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. We calculate estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the three months and six months ended June 30, 2005 and 2004, respectively.

3.     Prepaid Expenses and Other Current Assets

          Prepaid expenses and other current assets consist of the following:

	June 30, 2005	December 31, 2004

	(in thousands)
Prepaid expenses	$862	$1,186
Note receivable from chief executive officer	1,236	1,233
Other	31	97

	$2,129	$2,516

          Note Receivable from Chief Executive Officer. The note receivable from chief executive officer resulted from the exercise of stock options during 2000 by our Chairman and Chief Executive Officer, Dr. Michael Goldberg (see Note 13).

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

          In connection with this restructuring, we identified equipment that had no future use.  This equipment was segregated and classified as available for sale as of June 30, 2005 and 2004.  At June 30, 2005, we evaluated this equipment for potential impairment. Although the equipment is still being marketed, the fact that we have been unable to sell it in the eighteen months since it has been classified as available for sale casts a significant doubt on our ability to recover any of the cost of the equipment. Accordingly, this equipment was written down to zero, resulting in an impairment charge of $27 thousand, which is included in general and administrative expenses on the condensed consolidated statement of operations for the three and six months ended June 30, 2005.

          Farmington Facility Transaction. In June 2005, we completed the sale of our Farmington, Connecticut research facility to Winstanley Enterprises LLC for net proceeds of $4.1 million. These assets are included in land, building and equipment held for sale, net on the condensed consolidated balance sheet as of December 31, 2004. A gain of $0.6 million was recorded in connection with the sale. The litigation commenced by the Farmington Avenue Baptist Church (the “Church’), including the filing of a notice of pendency, was settled, and a withdrawal of the Church’s action was filed with the Superior Court of the State of Connecticut on August 5, 2005.

          Fixed Assets. Equipment and leasehold improvements, net, including assets held under capital lease, consists of the following:

	Useful Lives in Years	June 30, 2005	December 31, 2004

		(in thousands)
Equipment	3-7	$14,372	$14,126
Leasehold improvements	Life of lease	19,094	19,094

		33,466	33,220
Accumulated depreciation and amortization		25,475	23,213

Equipment and leasehold improvements, net		$7,991	$10,007

          Included in equipment and leasehold improvements at June 30, 2005 are assets which were acquired under capital leases with a cost of $0.7 million and a net book value of $0.4 million.

5.     Purchased Technology

          Purchased technology represents the value assigned to patents and the rights to use, sell or license certain technology in conjunction with solid oral heparin. These assets underlie our research and development projects related to solid oral heparin, and if the projects prove unsuccessful, the assets have no alternative future use. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

          The carrying value of the purchased technology is comprised as follows:

	June 30, 2005	December 31, 2004

	(in thousands)
Gross carrying amount	$4,533	$4,533
Accumulated amortization	2,380	2,260

Purchased technology, net	$2,153	$2,273

          Estimated amortization expense for the purchased technology is $119 thousand for the remaining six months of 2005 and $239 thousand for each of the next five years.

6.     Warrant Liabilities

          Warrant liabilities consists of the following:

	June 30, 2005	December 31, 2004

	(in thousands)
Stock warrant issued to Kingsbridge	$709	$762
Stock warrants issued in equity financing	4,155	—

	$4,864	$762

          On December 27, 2004, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Kingsbridge, providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006. Kingsbridge may terminate this agreement based on material adverse effects on our business, operations, properties or financial condition excluding material adverse effects relating to formation or dissolution of partnerships or the results of any clinical trials.  In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  The exercise period for the warrant begins on June 27, 2005 and expires on June 27, 2010.  Under the provisions of a related registration rights agreement, if we fail to maintain an effective registration statement with the SEC while Kingsbridge is holding the warrant or shares of our common stock, we have an obligation to make a cash payment to Kingsbridge for any gain that could have been realized.  Accordingly, the warrant has been accounted for as a liability.  The fair value of the warrant increased by $36 thousand and decreased by $52 thousand during the three and six months ended June 30, 2005, respectively, and the fluctuation was recorded as an adjustment to interest expense. The warrant will be marked to market for each future period it remains outstanding.

          As of March 31, 2005, we completed the sale of 4 million shares of common stock and warrants to purchase up to 1.5 million shares of common stock (see Note 8). The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock. The warrants have an exercise price of $4.00 and an exercise period that begins on March 31, 2005 and expires on March 31, 2010.  The warrants provide for adjustments to the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrants. However, under no circumstances will the adjusted exercise price be less than $3.81. Under the terms of the warrant, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrant has been accounted for as a liability.  The fair value of the warrant increased by $260 thousand during the three months ended June 30, 2005, and the fluctuation was recorded as interest expense. The warrant will be marked to market for each future period it remains outstanding.

7.     Notes Payable and Restructuring of Debt

          Notes payable consist of the following:

	June 30, 2005	December 31, 2004

	(in thousands)
Elan Note	—	$29,295
Novartis Note	$10,265	10,037

	$10,265	$39,332

          Elan Note. Ebbisham was an Irish corporation owned jointly by Elan and us. Ebbisham was formed to develop and market heparin products using technologies contributed by Elan and us. On February 28, 2002 Ebbisham was voluntarily liquidated.

          In July 1999, we acquired from Elan its ownership interest in Ebbisham in exchange for a seven year, $20 million zero coupon note due July 2006 carrying a 15% interest rate, compounding semi-annually (the “Original Elan Note”), plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. On December 27, 2004, we entered into a Security Purchase Agreement with Elan, providing for our purchase of our indebtedness to Elan under the Original Elan Note.  The value of the Original Elan Note plus accrued interest on December 27, 2004 was $44.2 million.  Pursuant to the Security Purchase Agreement, we paid Elan $13 million and issued to Elan 600,000 shares of our common stock with a market value of $2 million. Also, we issued to Elan a new zero coupon note with an issue price of $29.2 million (the “Modified Elan Note”), representing the accrued value of the Original Elan Note minus the sum of the cash payment and the value of the 600,000 shares. As of March 31, 2005, we issued to Elan a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88. The warrants provide for adjustments to the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrants.  On April 1, 2005, we made a $13 million payment to Elan, which completed our repurchase of our indebtedness to Elan.

          This transaction was accounted for as a troubled debt restructuring.  The carrying amount of the debt was reduced to an amount equal to the total future cash payments, or $13 million.  The fair value of the warrant issued, estimated using the Black-Scholes option pricing model, was $1.6 million at the date of issuance. A gain of $14.7 million, calculated as the difference between the carrying value of approximately $29 million and the fair value of cash paid and warrants issued, was recognized in our condensed consolidated statement of operations for the six months ended June 30, 2005. Under the accounting for a restructuring of debt, no interest expense was recorded during the quarter ended March 31, 2005.

          Novartis Note. On December 1, 2004 we issued a $10 million convertible note to Novartis in connection with a new research collaboration option relating to the development of PTH 1-34. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are recording interest using the effective interest rate method, which results in an interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of our common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Under the Novartis Note, an event of default shall be deemed to have occurred if we default on the payment of the principal amount of, and accrued and unpaid interest on, the Novartis Note upon maturity, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty, we fail to timely cure a default in the payment of any other indebtedness in excess of a certain material threshold, or there occurs an acceleration of indebtedness in excess of that threshold, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain material threshold, we become entitled to terminate the registration of our securities or the filing of reports under the Securities Exchange Act of 1934, our common stock will be delisted from Nasdaq, we experience a change of control (including by, among other things, a change in the composition of a majority of our board (other than as approved by the board) in any one-year period, a merger which results in our stockholders holding shares that represent less than a majority of the voting power of the merged entity, and any other acquisition by a third party of shares that represent a majority of the voting power of the company), we sell substantially all of our assets, or we are effectively unable to honor or perform our obligations under the new research collaboration option relating to the development of PTH 1-34. Upon the occurrence of an event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. At June 30, 2005, the Novartis Note was convertible into 2,623,359 shares of our common stock.

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

          The net proceeds from this offering were $15.1 million, net of total issuance costs of $0.6 million. The fair value of the warrants issued was estimated using the Black-Scholes option pricing model. The warrants had an initial fair value of $3.9 million and have been classified as a liability (see Note 6). Issuance costs allocated to the warrants amounted to $0.2 million and have been expensed and are included in general and administrative expense on the condensed consolidated statement of operations for the six months ended June 30, 2005. The remaining net proceeds of $11.3 million are allocated to the common stock issued and are included in stockholders’ equity as of June 30, 2005. $13 million of the proceeds were used to complete the repurchase of our indebtedness to Elan (see Note 7) and the remaining proceeds will be used for general corporate purposes.

          As discussed in Note 6, in December 2004, we entered into a Common Stock Purchase Agreement with Kingsbridge providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006. Kingsbridge may terminate this agreement based on material adverse effects on our business, operations, properties or financial condition excluding material adverse effects relating to formation or dissolution of partnerships or the results of any clinical trials.  In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant). Under the terms of the Common Stock Purchase Agreement, we may, at our election, draw funds from Kingsbridge in amounts up to 3% of our market capitalization at the time of the draw.  In exchange for each draw, we will sell to Kingsbridge newly issued shares of our common stock priced at a discount of between 8-12% of the average trading price of our common stock during the financing period, with the reduced discount applying if the price of the common stock is equal to or greater than $8.50 per share.  We will set the minimum acceptable purchase price of any shares to be issued to Kingsbridge during the term of the Common Stock Purchase Agreement, which, in no event, may be less than $2.00 per share.  Our right to begin drawing funds commenced in June 2005 upon the SEC’s declaring effective a registration statement filed by us.  We are under no obligation to access any of the capital available under the Common Stock Purchase Agreement.  In addition, we can effect other debt and equity financings without restriction, provided that such financings do not use any floating or other post-issuance adjustable discount to the market price of our common stock.  Kingsbridge is precluded from short selling any of our common stock during the term of the Common Stock Purchase Agreement. As of June 30, 2005, we have not drawn down any funds under the Common Stock Purchase Agreement.

9.  PROTECT Liquid Oral Heparin Trials

          In May 2002, we announced a plan for restructuring our operations, which included the discontinuation of our liquid oral heparin program and related initiatives.  During the second quarter of 2004, we completed the final reconciliation of payments related to the PROTECT® and Protect 2 trials.  This resulted in the reversal of an outstanding accrual of $243 thousand and the receipt of $279 thousand in cash.  The net reversal of expense of $522 thousand is included in research and development expenses on the condensed consolidated statements of operations for the six months ended June 30, 2004.

10.     Earnings Per Share

          For the three and six months ended June 30, 2004 and the three months ended June 30, 2005, we reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. The following table sets forth the information needed to compute basic and diluted earnings per share for the six months ended June 30, 2005:

Six months ended June 30, 2005

(in thousands, except share amounts)
Basic net income	$745
Dilutive securities:
Warrants	(52)

Diluted net income	$693

Weighted average common shares outstanding	21,253,091
Dilutive securities:
Warrants	12,027
Options to purchase common shares	171,864

Diluted average common stock equivalents outstanding	21,436,982

Basic net income per share	$0.04
Diluted net income per share	$0.03

          The following table sets forth the number of potential shares of common stock that have been excluded from diluted income (loss) per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Options to purchase common shares	5,115,875	5,690,552	5,005,811	5,757,209
Outstanding warrants	2,350,000	—	2,100,000	—
Novartis convertible note payable	2,654,123	—	2,925,095	—

	10,119,998	5,690,552	10,030,906	5,757,209

11.     Comprehensive (Loss) Income

          Our comprehensive (loss) income was comprised of net (loss) income adjusted for the change in net unrealized gain or loss on investments.  Comprehensive loss was $5.8 million and $8.9 million for the three months ended June 30, 2005 and 2004, respectively and income of $0.7 million and a loss of $18.7 million for the six months ended June 30, 2005 and 2004, respectively.

12.     Commitments and Contingencies

          Commitments. Future minimum lease payments under capital leases (see Note 4) are as follows:

            Twelve month period ending June 30,

(in thousands)
2006	$235
2007	128

363
Less: Amount representing interest at 8.5%	22

Present value of minimum lease payments	341
Current portion of capital lease obligation	216

Capital lease obligation, net of current portion	$125

          Contingencies. Under the terms of the agreement with the landlord to surrender a portion of the space at the Tarrytown facility in 2003, we are liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005.  At this time, we believe that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which we would be obligated to pay would be approximately $2.2 million for rent, real estate taxes and operating expenses over an approximately two year period ending August 31, 2007.

          In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2005.

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

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company (“Lilly”). The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of recombinant parathyroid hormone, PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents.  On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004. By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated.  Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents. The case went to trial on January 31, 2005.  The trial lasted four days and closing arguments were heard on February 9, 2005. An adverse determination in this litigation concerning our claim that Lilly breached our agreements could limit our future ability to realize the potential value of our oral PTH 1-34 assets. Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that we will have sufficient financial resources to fund near-term costs and we do not anticipate any significant impact on our ability to develop our product candidates. Through June 30, 2005, we have incurred approximately $2.3 million in expenses relating to this litigation.

13.     Related Party Transactions and Subsequent Events

          Note Receivable from Chief Executive Officer. The note receivable from chief executive officer resulted from the exercise of stock options during 2000 by our Chairman and Chief Executive Officer, Dr. Michael Goldberg. The loan is in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1% (4.3% and 3.4% at June 30, 2005 and December 31, 2004, respectively), payable monthly. From the inception of the loan through March 31, 2005, the interest has been accrued rather than paid. Interest for the three months ended June 30, 2005 has been billed and the amount related to April has been paid as of June 30, 2005. The loan is collateralized by 100,543 shares of common stock issued upon exercise of the stock options. Principal is due the earlier of July 31, 2005 or upon the sale of stock held as collateral. At June 30, 2005 and December 31, 2004, the balance of the note receivable is approximately $2.0 million, of which $1.7 million represents principal and $0.3 million represents accrued interest.  Of the $2.0 million balance, $1.2 million, relating to the income taxes resulting from the exercise, is included in prepaid expenses and other current assets and $0.8 million, relating to the exercise price, has been deducted from stockholders’ equity (deficit) on the consolidated balance sheets.

          On Monday, August 1, 2005, Dr. Goldberg repaid the note receivable in full. We received $1.9 million in cash and 46,132 shares of Emisphere common stock that had been held as collateral. The shares were valued using the closing price on Friday, July 29, 2005, $3.56.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding planned or expected studies and trials of oral formulations that utilize our eligen®  technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our eligen® technology; the potential market size, advantages or therapeutic uses of our potential products; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our Annual Report on Form 10-K for the year ending December 31, 2004 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” and the other factors discussed in connection with any forward-looking statements.

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

          Oral heparin and oral insulin are our two lead programs and are among our most advanced programs. During the second half of 2005, we will continue to develop plans for advancing our heparin program by pursuing two parallel strategies for registration. The first is based on the assumption that oral heparin utilizing the eligen® technology is a new drug product. The second strategy is to demonstrate that the eligen® technology does not change the heparin in any measurable way; thus, historical data for heparin may be partially relied upon for registration of the new drug product.  Pursuant to the second strategy, we will begin a multi-arm, cross-over, clinical trial with approximately twenty subjects to compare heparin delivered by different injection routes to heparin delivered orally in normal subjects.  For oral insulin, we will begin dosing in a 90 day Phase II trial to evaluate the safety and efficacy of low and high doses of oral insulin tablets versus placebo in subjects with Type 2 diabetes who have inadequate glycemic control with Metformin monotherapy.

          We will also continue to advance our collaborations with Roche on small molecule compounds for bone related diseases and with Novartis on salmon calcitonin and recombinant human growth hormone. In addition, we have formed a research collaboration with a pharmaceutical company based outside the United States to develop an improved oral formulation of the antiviral compound acyclovir.  This company is funding a clinical study to support product development of oral acyclovir using the eligen® technology.

Overview of Operations and Financial Condition

          Revenue – The increase in revenue for the second quarter of 2005 is driven by the achievement of a milestone in the Roche collaboration.

          Sale of Farmington, Connecticut facility – We completed the sale of our Farmington, Connecticut research facility in June 2005, resulting in net proceeds of $4.1 million and a gain on sale of fixed assets of $0.6 million.

          Gain on sale of investments – We sold our investments in equity securities, resulting in a gain and net proceeds of $1.0 million.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and
•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

          Revenue Recognition – Revenue includes amounts earned from collaborative agreements and feasibility studies and is recognized using the lower of the percentage complete applied to expected contractual payments or the total non-refundable cash received to date. Changes in the projected hours to complete the project could significantly change the amount of revenue recognized. During the three and six months ended June 30, 2005, we do not believe that reasonable changes in the projections would have had a material effect on recorded revenue.

          Purchased Technology – Purchased technology represents the value assigned to patents and the rights to use, sell or license certain technology in conjunction with heparin. These assets underlie our research and development projects related to solid oral heparin, and if the projects prove unsuccessful, the assets have no alternative future use.  Cash flow projections for our potential heparin product greatly exceed the $2.2 million book value of purchased technology. However, if a competitor were to gain FDA approval for an oral heparin product before us or future clinical trials related to oral heparin failed to meet the targeted endpoints, we would likely record an impairment related to these assets.

          Warrants – Warrants issued in connection with the Kingsbridge Common Stock Purchase Agreement and the equity financing completed in March 2005 have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. The warrants are recorded at fair value, and fluctuations in fair value are recorded as interest expense. We use the Black-Scholes option pricing model to estimate fair value. The Black-Scholes option pricing model requires that we make certain assumptions about the risk-free interest rate, volatility, expected term and dividend yield. During the three and six months ended June 30, 2005, we do not believe that changes in any of the assumptions used would have had a material effect on recorded liabilities or interest expense.

New Accounting Pronouncements

          In December 2004, the FASB issued a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The revised statement, SFAS 123(R), “Share-Based Payment”, establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) eliminates the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date.  For public companies, SFAS 123(R) is effective at the beginning of the first interim or annual reporting period that begins after December 15, 2005. We plan to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We may apply SFAS 123(R) using one of the following transition methods. We may apply SFAS 123(R) using a modified version of prospective application only, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We may also elect to apply a modified version of retrospective application, which involves restating our financial statements to give effect to the fair value based method of accounting for awards on a basis consistent with the pro forma disclosures required by SFAS 123, for either all prior periods for which SFAS 123 was effective or prior interim periods in the year of adoption only. We are currently evaluating the requirements of SFAS 123(R), including developing a valuation model and selecting a transition method. We expect the adoption of SFAS 123(R) will have a significant impact on our financial statements, but have not determined the extent of the impact.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

	Quarter Ended June 30,

	2005	2004	Change	% Change

	(in thousands)
Revenue	$1,961	$147	$1,814	1,231%
Research and development	4,618	3,750	868	23%
General and administrative expenses	3,282	2,772	510	18%
(Gain) loss on sale of fixed assets	(567)	2	(569)	n/m
Depreciation and amortization	1,091	1,224	(133)	(11)%
Operating expenses	8,424	7,748	676	9%
Operating loss	(6,463)	(7,601)	1,138	15%
Other income (expense)	679	(1,234)	1,913	n/m
Net loss	(5,784)	(8,835)	3,051	35%

          Revenue increased significantly from the same quarter of 2004 as a result of the new collaborations signed with Novartis and Roche in the second half of 2004. Under the Novartis agreement, the one year license period will end in September 2005 and we cannot predict whether Novartis will elect to commence the development phase of the project at that time. The product being developed under the Roche agreement entered Phase I clinical trials in the second quarter of 2005, triggering a milestone payment under the agreement.  The receipt of this milestone payment resulted in the recognition of additional revenue, in accordance with our revenue recognition policy which limits revenue recognized to total non-refundable cash received. Additional milestone payments under this agreement may not be earned in the short-term or at all.

          Research and development costs increased by approximately $0.9 million as compared to the same quarter of 2004.  This increase is due primarily to a $0.5 million credit in 2004 related to the final reconciliation of payments related to the PROTECT liquid oral heparin trials. Additionally, we incurred approximately $0.2 million in costs associated with our planned Phase II trial for insulin and $0.1 million in increased compensation costs due to an increase in head count.

          General and administrative expenses increased by approximately $0.5 million compared to the prior year. This increase is primarily the result of increased professional fees associated with implementing the requirements of section 404 of the Sarbanes-Oxley Act and increased legal fees for various corporate matters.

          The $0.6 million gain on sale of fixed assets relates to the sale of the Farmington, Connecticut research facility.

          Depreciation and amortization costs decreased by approximately $0.1 million compared to the same quarter of 2004.  This decrease in depreciation results from a decrease in capital expenditures over the past several years.

          Other income and expense was $0.7 million of income in 2005 as compared to $1.2 million of expense in the second quarter of 2004. Several transactions affected this fluctuation. First, 2004 includes $1.4 million in interest expense related to the note payable to Elan, which was repaid in the first quarter of 2005. Interest expense for the second quarter of 2005 includes $0.1 million related to the Novartis note and $0.3 million related to the change in fair value of the warrant liabilities. In addition, the second quarter of 2005 includes a $1.0 million gain related to the sale of certain investments.

          Based on the above, we sustained a net loss of $5.8 million in the three months ended June 30, 2005 as compared to a net loss of $8.8 million during the three months ended June 30, 2004. These results include a number of non-recurring transactions – the increase in revenue and the gains on the sales of fixed assets and investments – and are therefore not necessarily indicative of future results.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	Six Months Ended June 30,

	2005	2004	Change	% Change

	(in thousands)
Revenue	$2,954	$147	$2,807	1,905%
Research and development	9,030	8,631	399	5%
General and administrative expenses	6,947	5,358	1,589	30%
Gain on sale of fixed assets	(567)	—	(567)	n/m
Depreciation	2,202	2,450	(248)	(10)%
Operating expenses	17,612	16,439	1,173	7%
Operating loss	(14,658)	(16,292)	1,634	10%
Other income (expense)	15,403	(2,404)	17,807	n/m
Net income (loss)	745	(18,696)	19,441	n/m

          Revenue increased significantly compared to 2004 as a result of the two new collaborations signed with Novartis and Roche in the second half of 2004. Under the Novartis agreement, the one year license period will end in September 2005 and we cannot predict whether Novartis will elect to commence the development phase of the project at that time. The product being developed under the Roche agreement entered Phase I clinical trials in the second quarter of 2005, triggering a milestone payment under the agreement.  The receipt of this milestone payment resulted in the recognition of additional revenue, in accordance with our revenue recognition policy which limits revenue recognized to total non-refundable cash received. Additional milestone payments under this agreement may not be earned in the short-term or at all.

          Research and development costs increased by approximately $0.4 million as compared to 2004.  This increase is due primarily to a $0.5 million credit in 2004 related to the final reconciliation of payments related to the PROTECT liquid oral heparin trials. Additionally, we incurred $0.2 million in increased compensation costs due to an increase in head count and approximately $0.2 million in costs associated with our planned Phase II trial for insulin, however these increases were offset by a $0.4 million decrease in laboratory analysis fees related to a toxicology study undertaken in the first quarter of 2004.

          General and administrative expenses increased by approximately $1.6 million. This increase reflects an overall increase in legal and other professional fees, including $0.8 million associated with the pending Lilly litigation (see “Legal Proceedings” below), $0.2 million associated with the completion of our equity financing and $0.4 million in consulting and accounting fees associated with implementing the requirements of section 404 of the Sarbanes-Oxley Act.

          The $0.6 million gain on sale of fixed assets relates to the sale of the Farmington, Connecticut research facility.

          Depreciation and amortization costs decreased by $0.2 million.  This decrease in depreciation results from a decrease in capital expenditures over the past several years.

          Other income and expense was $15.3 million of income in 2005 as compared to $2.4 million of expense in 2004. Several transactions affected this fluctuation. First, 2004 includes $2.9 million in interest expense related to the note payable to Elan, which was repaid in the first quarter of 2005. Interest expense for 2005 includes $0.2 million related to the Novartis note and $0.2 million related to the change in fair value of the warrant liabilities. In addition, 2005 includes a $14.7 million gain on the extinguishment of debt related to the repurchase of our indebtedness to Elan and a $1.0 million gain related to the sale of certain investments. These gains were partially offset by decreases in investment and other income.

          Based on the above, we had net income of $0.7 million in the six months ended June 30, 2005 as a result of the $14.7 million gain on the extinguishment of the note payable, as compared to a net loss of $18.7 million for the same period in 2004. These results include a number of non-recurring transactions – the increase in revenue, the gain on the extinguishment of the note payable to Elan, and the gains on the sales of fixed assets and investments– and are therefore not necessarily indicative of future results.

Liquidity and Capital Resources

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of June 30, 2005, our accumulated deficit was approximately $332 million.  Our net loss was $37.5 million and $44.9 million for the years ended December 31, 2004 and 2003, respectively. Net income was $0.7 million for the six months ended June 30, 2005 as a result of the $14.7 million gain on the extinguishment of the note payable. Our stockholders’ equity decreased from $67.5 million as of December 31, 2002 to $2.9 million as of June 30, 2005. We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2004 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          As of June 30, 2005, total cash, cash equivalents and investments were $10.0 million, a decrease of $7.5 million as compared to December 31, 2004. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will not enable us to continue operations past October of 2005, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.  These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from potential or existing partners, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

Cash Sources and Uses

          Cash inflows during 2005 include the equity financing completed in March 2005, the sale of the Farmington, Connecticut facility, milestone payments and other research revenue received from partners. The primary uses of cash have been repayment of debt obligations and funding current operations. The following table summarizes cash flow activity for the six months ended June 30, 2005 and 2004:

	Six months ended June 30,

	2005	2004

	(in thousands)
Cash Sources
Proceeds from issuance of equity securities	$15,541	$1,023
Net proceeds from sales and purchases of investments	7,602	1,081
Proceeds from sales of fixed assets	4,129	23

Total cash sources	$27,272	$2,127

Cash Uses
Cash used in operating activities	$14,750	$13,245
Repayment of debt obligations	13,361	123
Capital expenditures	66	450

Total cash uses	$28,177	$13,818

Decrease in cash	$(905)	$(11,691)

          The $1.5 million increase in cash used in operating activities as compared to the prior year is primarily due to the overall increase in professional fees related to the Lilly litigation and the implementation of section 404 of the Sarbanes-Oxley Act.

          On Monday, August 1, 2005, Dr. Goldberg repaid his outstanding note receivable to Emisphere in full. We received $1.9 million in cash and 46,132 shares of Emisphere common stock that had been held as collateral. These shares were valued using the closing price on Friday, July 29, 2005, $3.56.

Financing Activities

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

          On December 27, 2004, we entered into a Common Stock Purchase Agreement with Kingsbridge, providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006.  In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  Under the terms of the Common Stock Purchase Agreement, we may, at our election, draw funds from Kingsbridge in amounts up to 3% of our market capitalization at the time of the draw.  Only one drawdown is permitted per drawdown pricing period, which is a period of 15 days, with a minimum of 5 trading days between each drawdown pricing period.  In exchange for each draw, we will sell to Kingsbridge newly issued shares of our common stock priced at a discount of between 8-12% of the average trading price of our common stock during the financing period, with the reduced discount applying if the price of the common stock is equal to or greater than $8.50 per share.  We will set the minimum acceptable purchase price of any shares to be issued to Kingsbridge during the term of the Common Stock Purchase Agreement, which, in no event, may be less than $2.00 per share.  Our right to begin drawing funds commenced in June 2005 upon the SEC’s declaring effective a registration statement filed by us.  We are under no obligation to access any of the capital available under the Common Stock Purchase Agreement.  Kingsbridge may terminate this agreement based on material adverse effects on our business, operations, properties or financial condition excluding material adverse effects relating to formation or dissolution of partnerships or the results of any clinical trials. In addition, we can effect other debt and equity financings without restriction, provided that such financings do not use any floating or other post-issuance adjustable discount to the market price of our common stock.  Kingsbridge is precluded from short selling any of our common stock during the term of the Common Stock Purchase Agreement. As of June 30, 2005, we have not drawn down any funds under the Common Stock Purchase Agreement.

          In 1996, we entered into a joint venture with Elan to develop oral heparin.  In connection with the re-purchase of Elan’s joint venture interest in 1999, we issued a zero coupon note (the “Original Elan Note”) to Elan.  The Original Elan Note had an issue price of $20 million and an original issue discount at maturity of $35 million and a maturity date of July 2, 2006.  On December 27, 2004, we entered into a Security Purchase Agreement with Elan, providing for our purchase of our indebtedness to Elan under the Original Elan Note.  The value of the Original Elan Note plus accrued interest on December 27, 2004 was approximately $44 million.  Pursuant to the Security Purchase Agreement, we paid Elan $13 million and issued to Elan 600,000 shares of our common stock with a market value of approximately $2 million. Also, we issued to Elan a new zero coupon note with an issue price of approximately $29 million (the “Modified Elan Note”), representing the accrued value of the Original Elan Note minus the sum of the cash payment and the value of the 600,000 shares. In 2005, we issued to Elan a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88 and made a $13 million payment to Elan, which completed our repurchase of our indebtedness to Elan.

Off-Balance Sheet Arrangements

          As of June 30, 2005, we had no off-balance sheet arrangements, other than operating leases.

Significant contractual obligations as of June 30, 2005 are as follows:

		Amount Due in

Type of Obligation	Total Obligation	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

	(in thousands)
Long-term debt (1) (2)	$12,515	$—	$—	$12,515	$—
Short-term debt (1)	41	41	—	—	—
Capital lease obligations (1)	363	235	128	—	—
Operating lease obligations (3)	3,807	1,755	2,052	—	—
Clinical research organizations (4)	154	154	—	—	—

Total	$16,880	$2,185	$2,180	$12,515	$—

(1)	Amounts include both principal and related interest payments.

(2)

In December 2004, we issued a $10 million convertible note payable to Novartis (the “Novartis Note”) due December 2009. Interest may be paid annually or accreted as additional principal. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of Company common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Upon the occurrence of an event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. At June 30, 2005, the balance on the Novartis Note was $10.3 million.

(3)

The operating lease is related to the Tarrytown facility. Under the terms of the agreement with the landlord to surrender a portion of this space in 2003, we are liable for the rent payments and will be required to re-let the space through August 31, 2007 if the subsequent tenant vacates the surrendered space before August 31, 2005.  We have excluded such payments from the above table because we believe that the possibility of such an event occurring is remote. In the event that the subsequent tenant vacates the space, the maximum amount which we would be obligated to pay would be $2.2 million ($1.0 million in less than one year and $1.2 million in one to three years) for rent, real estate taxes and operating expenses.

(4)	We are obligated to make payments under certain contracts with third parties who provide clinical research services to support our ongoing research and development.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of U.S. Treasuries, commercial paper, corporate notes and corporate equities.  Our fixed-rate interest-bearing investments totaled $4.0 million at June 30, 2005. These investments mature in approximately one year. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

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

ITEM 4.       CONTROLS AND PROCEDURES

          We conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, each concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no significant change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          In connection with the preparation of our Quarterly Report for the first quarter of 2005, we determined that our disclosure controls and procedures failed to ensure that our reports, which disclosed that interest under loans made by us to our Chief Executive Officer in 2000 and 2001 is payable monthly, clearly indicated that interest has been accrued rather than paid.  While this matter did not cause a misstatement in any of our financial statements, as the full amount of the indebtedness, including accrued interest, is reflected in such financial statements, we nonetheless concluded in consultation with legal counsel that this matter indicated the existence of a deficiency in our disclosure controls and procedures.  To eliminate this deficiency, we have determined that we will implement procedures to periodically review the terms of our material agreements, including those that are the subject of financial statement disclosures, in order to ensure appropriate compliance with their principal terms. We expect that these procedures will be implemented during the third quarter of fiscal 2005.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated. Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. An adverse determination in this litigation concerning our claim that Lilly breached our agreements could limit our future ability to realize on the potential value of our oral PTH 1-34 assets. Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that we will have sufficient financial resources to fund near-term costs and we do not anticipate any significant impact on our ability to develop our product candidates. Through June 30, 2005, we have incurred approximately $2.3 million in expenses relating to this litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual Meeting of Stockholders was held on May 23, 2005. The matters voted upon at the meeting were (i) re-election of two directors, (ii) approval and adoption of an amendment to our Certificate of Incorporation to increase the total number of authorized shares of stock to 50,000,000, (iii) approval and adoption of an amendment to our Qualified Stock Purchase Plan which provides for an increase in the maximum number of shares of Common Stock to be available for issuance thereunder by 300,000 shares, and (iv) ratification of the Board of Director’s selection of PricewaterhouseCoopers LLP to serve as our independent accountants for the year ending December 31, 2005. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker nonvotes are as follows:

	Votes For	Votes Against	Votes Withheld	Abstentions

Election of Directors:
Dr. Michael M. Goldberg	16,348,348	—	709,215	—
Mr. Robert J. Levenson	16,123,406	—	934,157	—
Approval and adoption of an amendment to the Certificate of Incorporation	16,437,819	540,789	—	78,955
Approval and adoption of an amendment to the Qualified Stock Purchase Plan	4,433,887	493,465	—	163,242
Ratification of the selection of PricewaterhouseCoopers LLP	16,817,270	147,991	—	92,302

ITEM 6.        EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment of the Certificate of Incorporation of the Company as filed on June 20, 2005 (filed herewith).

3.2	Certificate of Correction of the Certificate of Amendment of the Certificate of Incorporation of the Company as filed on July 28, 2005 (filed herewith).

4.1	Amendment to the Employee Stock Purchase Plan (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005	EMISPHERE TECHNOLOGIES, INC.

/s/MICHAEL M. GOLDBERG, M.D.

Michael M. Goldberg, M.D.
Chairman and Chief Executive Officer

/s/ELLIOT M. MAZA

Elliot M. Maza
Chief Financial Officer