Form 10-Q
period 2005-09-30
EMISPHERE TECHNOLOGIES INC
filed 2005-11-21
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 15, 2005 was 23,368,080.

EMISPHERE TECHNOLOGIES, INC.

          All other schedules called for by the instructions to Form 10-Q have been omitted because the schedules are not applicable or the relevant information is not material.

ITEM 1.	FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(in thousands, except share data)

	September 30, 2005	December 31, 2004

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,489	$6,967
Restricted cash	13,800	—
Investments	2,966	10,583
Accounts receivable	13	120
Prepaid expenses and other current assets	692	2,516

Total current assets	18,960	20,186
Equipment and leasehold improvements, net	7,020	10,007
Land, building and equipment held for sale, net	—	3,589
Purchased technology, net	2,094	2,273
Other assets	830	237

Total assets	$28,904	$36,292

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	3,255	$3,823
Deferred revenue	343	1,839
Current portion of capital lease obligation	220	207
Current portion of deferred lease liability	397	397
Derivative instruments	9,302	762
Other current liabilities	—	300

Total current liabilities	13,517	7,328
Notes payable, including accrued interest and net of related discount	20,843	39,332
Capital lease obligation, net of current portion	63	245
Deferred lease liability, net of current portion	363	661

Total liabilities	34,786	47,566

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 23,620,438 shares (23,330,706 outstanding) as of September 30, 2005, and 19,354,349 shares (19,110,749 outstanding) as of December 31, 2004	236	193
Additional paid-in capital	339,317	325,721
Note receivable from officer and director	—	(804)
Accumulated deficit	(341,450)	(332,555)
Accumulated other comprehensive loss	(33)	(42)
Common stock held in treasury, at cost; 289,732 shares as of September 30, 2005 and 243,600 shares as of December 31, 2004	(3,952)	(3,787)

Total stockholders’ deficit	(5,882)	(11,274)

Total liabilities and stockholders’ deficit	$28,904	$36,292

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2005 and 2004
(in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2005	2004	2005	2004

Revenue	$431	$33	$3,385	$180

Costs and expenses:
Research and development	4,660	4,650	13,690	13,281
General and administrative expenses	2,819	2,772	9,766	8,130
Loss/(gain) on sale of fixed assets	4	1	(563)	1
Depreciation and amortization	1,059	1,343	3,261	3,793

Total costs and expenses	8,542	8,766	26,154	25,205

Operating loss	(8,111)	(8,733)	(22,769)	(25,025)

Other (expense) and income:
Gain on extinguishment of note payable	—	—	14,663	—
Investment and other income	115	170	323	668
(Loss)/gain on sale of investments	(9)	—	980	—
Change in fair value of derivative instruments	(1,310)	—	(1,518)	—
Interest expense	(325)	(1,557)	(574)	(4,459)

Total other (expense) and income	(1,529)	(1,387)	13,874	(3,791)

Net loss	$(9,640)	$(10,120)	$(8,895)	$(28,816)

Net loss per share, basic and diluted	$(0.41)	$(0.55)	$(0.41)	$(1.57)

Weighted average shares outstanding, basic and diluted	23,298,313	18,436,044	21,942,323	18,369,031

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(8,895)	$(28,816)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,082	3,614
Amortization of purchased technology	179	179
Non-cash interest expense	522	5,107
Changes in the fair value of derivative instruments	1,518	—
Gain on extinguishment of note payable	(14,663)	—
Gain on sale of investments	(980)	—
(Gain) loss on sale of fixed assets	(563)	1
Other	252	(48)
Changes in assets and liabilities excluding non-cash charges:
Decrease (increase) in accounts receivable	107	(721)
Decrease in prepaid expenses and other current assets	605	138
Increase in other assets	(64)	—
(Decrease) increase in accounts payable and accrued expenses	(568)	897
(Decrease) increase in deferred revenue	(1,496)	875
Decrease in deferred lease liability	(298)	(297)

Total adjustments	(12,367)	9,745

Net cash used in operating activities	(21,262)	(19,071)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	8,593	5,126
Purchases of investments	—	(4,911)
Increase in restricted cash	(13,800)	—
Proceeds from collection of CEO note receivable	1,883	—
Proceeds from sale of fixed assets	4,142	24
Capital expenditures	(112)	(674)

Net cash provided by (used in) investing activities	706	(435)
Cash flows from financing activities:
Proceeds from exercise of options	612	1,092
Net proceeds from issuance of common stock	11,321	—
Net proceeds from issuance of warrants	3,737	—
Net proceeds from issuance of note payable	12,866	—
Repayment of Elan note payable	(13,000)	—
Repayment of note payable and capital lease obligation	(458)	(176)

Net cash provided by financing activities	15,078	916

Net decrease in cash and cash equivalents	(5,478)	(18,590)
Cash and cash equivalents, beginning of period	6,967	31,287

Cash and cash equivalents, end of period	$1,489	$12,697

Non-cash investing and financing activities:
Issuance of stock options to consultants	$30	$130
Issuance of warrants in connection with extinguishment of note payable	$1,632	—
Treasury stock received as partial settlement of CEO note receivable	$164	—
Sale of equipment under barter arrangement	—	$30
Issuance of restricted stock	$50	$50

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

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of September 30, 2005, our accumulated deficit was approximately $341 million.  Our net loss was $37.5 million and $44.9 million for the years ended December 31, 2004 and 2003, respectively. Net loss was $8.9 million for the nine months ended September 30, 2005. The significant decrease in net loss is a result of the $14.7 million gain on the extinguishment of the Elan note payable. Our stockholders’ equity decreased from $67.5 million as of December 31, 2002 to a deficit of $5.9 million as of September 30, 2005. We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2004 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will not enable us to continue operations past March of 2006, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.  These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from potential or existing partners, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

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

•

In March 2005, we completed the sale of 4 million registered shares of common stock and warrants to purchase up to 1.5 million shares of common stock. The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock, with a price of $3.935 per unit. Net proceeds from the sale were $15.1 million. See Notes 8 and 9 for a full description of this transaction.

•	In June 2005, we completed the sale of our Farmington, Connecticut research facility for net proceeds of $4.1 million. See Note 5 for a full description of this transaction.

•

In September 2005, we executed a Senior Secured Loan Agreement (the “Loan Agreement”) with MHR Institutional Partners IIA LP (together with certain affiliated funds, “MHR”). The Loan Agreement provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11%. Net proceeds from the loan were approximately $12.9 million. See Notes 7 and 8 for a full description of this transaction.

          In the opinion of management, the accompanying condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, the condensed consolidated statements of operations for the nine and three months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations, and cash flows for such periods and as of such dates. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.  The December 31, 2004 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standard (“SFAS”) 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The revised statement, SFAS 123(R), “Share-Based Payment”, establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) eliminates the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date.  For public companies, SFAS 123(R) is effective at the beginning of the first interim or annual reporting period that begins after December 15, 2005. We plan to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application only, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We have also elected to continue to use the Black-Scholes model to value our share-based payments. We expect the adoption of SFAS 123(R) will have a significant impact on our financial statements, but have not determined the extent of the impact.

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

          During the second quarter of 2004, we amended the Stock Incentive Plan for Outside Directors to provide for the ability to grant nondiscretionary awards of restricted stock.  Under the revised plan, each outside director will receive an award of restricted stock on the date of each regular annual stockholders’ meeting equivalent to 50% of the director’s annual cash board retainer fee.  These restricted shares vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date. In September 2005, three of the directors resigned and vesting for their shares was accelerated. As of September 30, 2005, we have recorded unearned stock-based compensation as a component of stockholders’ equity of $39 thousand related to these restricted stock grants which is being amortized to compensation expense over the six month vesting period. Total stock-based compensation related to this restricted stock grant will be $50 thousand. Non-cash compensation expense related to the award of restricted stock to outside directors amounted to $33 thousand and $25 thousand during the three months ended September 30, 2005 and 2004, respectively, and $44 thousand and $36 thousand during the nine months ended September 30, 2005 and 2004, respectively, These amounts are included in general and administrative expenses on the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(in thousands, except per share amounts)
Net loss, as reported	$(9,640)	$(10,120)	$(8,895)	$(28,816)
Add: Stock based compensation expense included in reported net loss	33	785	44	796
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(693)	(2,291)	(2,048)	(6,320)

Proforma net loss	$(10,300)	$(11,626)	$(10,899)	$(34,340)

Net loss per share amounts, basic and diluted:
As reported	$(0.41)	$(0.55)	$(0.41)	$(1.57)
Pro forma	$(0.44)	$(0.63)	$(0.50)	$(1.87)

Black-Scholes Assumptions:

	2005			2004

	Q1	Q2	Q3	Q1	Q2	Q3

Weighted-average risk free interest rate	4.17%	3.61%	4.06%	2.86%	3.91%	3.45%
Volatility	91%	87%	86%	94%	94%	94%
Expected lives	5 years	5 years	5 years	5 years	5 years	5 years
Dividend yield	Zero	Zero	Zero	Zero	Zero	Zero

          For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The expected volatility, expected lives, dividend yield, and weighted-average risk-free interest rate used in computing the fair value of options granted are outlined in the table above. For the ESPPs, it is not practicable to reasonably estimate the fair value of an award at the grant date. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. We calculate estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the three months and nine months ended September 30, 2005 and 2004, respectively.

3.     Restricted Cash

          Restricted cash represents cash proceeds from the Senior Secured Loan Agreement with MHR. Our right to access the restricted cash account, which is controlled by MHR, is conditioned upon the requested amounts for any period not being in excess of 103% of amounts in our budget for such period, as well as our certification that no event of default or  material adverse change, as defined in the Loan Agreement, has occurred and our representations and warranties under the Loan Agreement continue to be true and correct.

4.     Prepaid Expenses and Other Current Assets

          Prepaid expenses and other current assets consist of the following:

	September 30, 2005	December 31, 2004

	(in thousands)
Prepaid expenses	$646	$1,186
Current portion of deferred financing costs	14
Note receivable from chief executive officer	—	1,233
Other	32	97

	$692	$2,516

          Note Receivable from Chief Executive Officer. The note receivable from chief executive officer resulted from the exercise of stock options during 2000 by our Chairman and Chief Executive Officer, Dr. Michael Goldberg (see Note 14). The note receivable was repaid by Dr. Goldberg in August 2005.

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

          In connection with this transaction, we identified equipment that had no future use.  This equipment was segregated and classified as available for sale as of December 31, 2004.  At June 30, 2005, we evaluated this equipment for potential impairment. Although the equipment is still being marketed, the fact that we have been unable to sell it in the eighteen months since it has been classified as available for sale casts a significant doubt on our ability to recover any of the cost of the equipment. Accordingly, this equipment was written down to zero, resulting in an impairment charge of $27 thousand, which is included in general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2005.

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

          Fixed Assets. Equipment and leasehold improvements, net, including assets held under capital lease, consists of the following:

	Useful Lives in Years	September 30, 2005	December 31, 2004

		(in thousands)
Equipment	3-7	$14,381	$14,126
Leasehold improvements	Life of lease	19,101	19,094

		33,482	33,220
Accumulated depreciation and amortization		26,462	23,213

Equipment and leasehold improvements, net		$7,020	$10,007

          Included in equipment and leasehold improvements at September 30, 2005 are assets which were acquired under capital leases with a cost of $0.7 million and a net book value of $0.3 million.

6.     Purchased Technology

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

          The carrying value of the purchased technology is comprised as follows:

	September 30, 2005	December 31, 2004

	(in thousands)
Gross carrying amount	$4,533	$4,533
Accumulated amortization	2,439	2,260

Purchased technology, net	$2,094	$2,273

          Estimated amortization expense for the purchased technology is $60 thousand for the remaining three months of 2005 and $239 thousand for each of the next five years.

7.     Notes Payable and Restructuring of Debt

          Notes payable consist of the following:

	September 30, 2005	December 31, 2004

	(in thousands)
Elan Note	—	$29,295
Novartis Note	$10,381	10,037
MHR Note	10,462	—

	$20,843	$39,332

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

          This transaction was accounted for as a troubled debt restructuring.  The carrying amount of the debt was reduced to an amount equal to the total future cash payments, or $13 million.  The fair value of the warrant issued, estimated using the Black-Scholes option pricing model, was $1.6 million at the date of issuance. A gain of $14.7 million, calculated as the difference between the carrying value of approximately $29 million and the fair value of cash paid and warrants issued, was recognized in our condensed consolidated statement of operations for the nine months ended September 30, 2005. Under the accounting for a restructuring of debt, no interest expense was recorded during the quarter ended March 31, 2005.

          Novartis Note. On December 1, 2004 we issued a $10 million convertible note to Novartis in connection with a new research collaboration option relating to the development of PTH 1-34. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are recording interest using the effective interest rate method, which results in an interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of our common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Under the Novartis Note, an event of default shall be deemed to have occurred if we default on the payment of the principal amount of, and accrued and unpaid interest on, the Novartis Note upon maturity, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty, we fail to timely cure a default in the payment of any other indebtedness in excess of a certain material threshold, or there occurs an acceleration of indebtedness in excess of that threshold, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain material threshold, we become entitled to terminate the registration of our securities or the filing of reports under the Securities Exchange Act of 1934, our common stock is delisted from Nasdaq, we experience a change of control (including by, among other things, a change in the composition of a majority of our board (other than as approved by the board) in any one-year period, a merger which results in our stockholders holding shares that represent less than a majority of the voting power of the merged entity, and any other acquisition by a third party of shares that represent a majority of the voting power of the company), we sell substantially all of our assets, or we are effectively unable to honor or perform our obligations under the new research collaboration option relating to the development of PTH 1-34. Upon the occurrence of an event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. At September 30, 2005, the Novartis Note was convertible into 2,876,820 shares of our common stock.

          MHR Note. On September 26, 2005, we executed the Loan Agreement with MHR. The Loan Agreement provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). The Loan Agreement was amended on November 11, 2005 to clarify certain terms. Net proceeds from the Loan were approximately $12.9 million. We are recording interest using the effective interest method, which results in an effective interest rate of 16.6%. The Loan is secured by a first priority lien in favor of MHR on substantially all of our assets. The proceeds from the Loan were disbursed to a restricted account and our right to have such funds disbursed to our operating account is conditioned upon the requested amounts for any period not being in excess of 103% of amounts in our budget for such period (then in effect under the terms of the Loan Agreement), and provided that we certify to MHR that no event of default has occurred under the Loan Agreement (or the Convertible Note described below, as applicable), no material adverse change has occurred and our representations and warranties under the Loan Agreement continue to be true and correct. The Loan Agreement requires us to hold a special stockholder meeting as soon as practicable, but not later than December 25, 2005, for the purpose of obtaining stockholder approval of (i) the exchange of the Loan for an 11% senior secured convertible note (the “Convertible Note”) with substantially the same terms as the Loan Agreement, except that the Convertible Note will be convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock (the “Conversion Shares”) at a price per share of $3.78, interest will be payable in kind rather than in cash and we will have the right to call the Convertible Note after September 26, 2010 if certain conditions are satisfied and (ii) the amendment and restatement of our Restated Certificate of Incorporation. On November 17, 2005, we filed with the Securities and Exchange Commission a preliminary proxy statement relating to a special meeting of our stockholders at which the proposals described in the previous sentence will be made to our stockholders.

          If our stockholders do not approve the issuance of the Convertible Note and Conversion Shares (a “Stockholder Approval Default”), they will cause an Event of Default under the Loan Agreement to occur, and all amounts due under the Loan Agreement will immediately accelerate, including the loan principal plus all accrued and unpaid interest, unless MHR or its assignees elect, by notice to us, to allow such default to continue with respect to all or part of the Loan without exercising, until further notice, any or all of their rights or remedies under the Loan Agreement. In that case, MHR or its assignees would retain all of their rights as lender thereunder, including the right to receive the various supplemental cash payments described below. At any time that MHR or its assignees elect, in their sole discretion, to exercise any or all of their rights and remedies under the Loan Agreement with respect to such default, including to receive any portion or all of the supplemental cash payments, MHR or its assignees may deliver a subsequent notice to us to elect to receive the payments described in such notice. One payment compensates MHR or its assignees for not being able to own more of our common stock. The other payment reimburses MHR or its assignees for any additional taxes they may owe for receiving cash payments instead of owning, and then selling, our common stock. The stock-based payment is the dollar value equivalent of the shares of our common stock, calculated as if MHR or its assignees had been able to convert the full loan principal amount (plus accrued and unpaid interest) into shares of our common stock at $3.78 per share and then receive any appreciation in the value of those shares of common stock until three days before MHR elects, by subsequent written notice to us, to receive a portion or all of the supplemental cash payments described in such notice.  This dollar value equivalent is referred to in the Loan Agreement as the “Peak Equity Amount,” and this supplemental payment is referred to in the Loan Agreement as the “Stockholder Default Balance”; both are described more fully in the Loan Agreement, as amended. The tax reimbursement payment obligates us to reimburse MHR or its assignees for any additional taxes MHR or its assignees may owe as a result of receiving these cash payments instead of owning, then selling, our common stock. This tax reimbursement payment is referred to in the Loan Agreement as the “Make Whole Amount”. In order to raise the funds to pay the Stockholder Default Balance and the Make Whole Amount, we will be obligated to promptly conduct a registered offering of shares of our capital stock.  If the proceeds of this offering do not allow us to pay the Stockholder Default Balance and the Make Whole Amount in full, we will be obligated to conduct registered public offerings of our capital stock every 150 days for the next year and every 75 days for the subsequent four years until we fully repay MHR or its assignees.  Furthermore, if the price of shares of our common stock has increased during any such period, the Peak Equity Amount will increase proportionately, and the Stockholder Default Balance will increase as well. The fair value of the stockholder approval default penalty at issuance was $1.9 million, which has been recorded as a separate liability and as a discount from the face value of the note. See Note 8 for a further discussion of the liability related to this stockholder approval default penalty.

          We expect that the special stockholders’ meeting will be held on or about December 15, 2005, although the final date will depend on the date we can mail the related proxy statement to our stockholders. The Loan Agreement also provides that an event of default shall be deemed to have occurred if we default on the payment of any obligation or indebtedness when due, any of the liens in favor of MHR created by the transaction fails to constitute a perfected lien, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty or fail to observe any covenant or agreement, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain materiality threshold, our common stock has been delisted or trading has been suspended, we sell a substantial portion of our assets, we merge with another entity without the prior consent of MHR, or any governmental action renders us unable to honor or perform our obligations under the Loan Agreement or results in a material adverse effect on our operations. If an event of default occurs, the Loan Agreement provides for the immediate repayment of the Loan and certain additional amounts described above and as set forth in the Loan Agreement. In connection with the financing transaction, we amended MHR’s existing warrants to purchase 387,374 shares of common stock to provide for additional anti-dilution protection.

          MHR was also granted the option to purchase warrants for up to an additional 617,211 shares of our common stock (the “warrant purchase option”) at a price per warrant equal to $0.01 per warrant for each of the first 67,084 warrants and $1.00 per warrant for each additional warrant. These warrants will have an exercise price of $4.00, subject to anti-dilution protection. The fair value of the warrant purchase option at issuance was $1.3 million, which has been recorded as a separate liability and as a discount from the face value of the note. See Note 8 for a further discussion of the liability related to this warrant purchase option.

          The Loan Agreement with MHR provides MHR with the right to require us to redeem the Loan in the event of a change in control, as defined in the Loan Agreement. The Loan Agreement provides for redemption at 104% of the then outstanding principal and accrued interest. If the Loan is exchanged for the Convertible Note, the Convertible Note will provide for a redemption penalty equal to 104% through September 26, 2006, 103% through September 26, 2007, 102% through September 26, 2008 and 101% through September 26, 2009. After September 26, 2009, the change in control redemption feature in the Convertible Note will expire. The fair value of the change in control redemption feature at issuance was de minimis. See Note 8 for a further discussion of the change in control redemption feature.

          Total issuance costs associated with the Loan Agreement were $2.1 million, of which $1.9 million have been allocated to the MHR Note and $0.2 million have been allocated to the related derivative instruments. Of the $1.9 million allocated to the MHR Note, $1.4 million represents reimbursement of MHR’s legal fees and $0.5 million represents our legal and other transaction costs. The $1.4 million paid on behalf of the lender has been recorded as a reduction of the face value of the note, while the $0.5 million of our costs has been recorded as deferred financing costs, the current portion of which is included in prepaid expenses and other current assets and the long term portion of which is included in other assets on the condensed consolidated balance sheets as of September 30, 2005. Both amounts will be amortized to interest expense over the life of the MHR Note.

          The book value of the MHR Note is comprised of the following:

September 30, 2005

(in thousands)
Face value of the note	$15,000
Discount (related to the warrant purchase option and stockholder approval default penalty)	(3,126)
Lender’s financing costs	(1,412)

$10,462

8.     Derivative Instruments

          Derivative instruments consist of the following:

	September 30, 2005	December 31, 2004

	(in thousands)
Stock warrant issued to Kingsbridge	$801	$762
Stock warrants issued in equity financing	4,658	—
Warrant purchase option	1,603	—
Stockholder approval default penalty	2,240	—

	$9,302	$762

          Kingsbridge Warrant. On December 27, 2004, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Kingsbridge, providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006. In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  The exercise period for the warrant begins on June 27, 2005 and expires on June 27, 2010.  On September 21, 2005, the Common Stock Purchase Agreement was terminated as a condition of closing the Loan Agreement with MHR. The termination of the agreement did not affect the warrants or the related registration rights agreement. Under the provisions of the related registration rights agreement, if we fail to maintain an effective registration statement with the SEC while Kingsbridge is holding the warrant or shares of our common stock, we have an obligation to make a cash payment to Kingsbridge for any gain that could have been realized.  Accordingly, the warrant has been accounted for as a liability.  The fair value of the warrants is estimated using the Black-Scholes option pricing model.  The assumptions used in computing the fair value as of September 30, 2005 are a closing stock price of $4.50, expected volatility of 86% over the remaining term of four years and nine months and a risk-free rate of 4.14%. The fair value of the warrant increased by $91 thousand and $39 thousand during the three and nine months ended September 30, 2005, respectively and the fluctuations have been recorded in the statement of operations. The warrant will be marked to market for each future period it remains outstanding.

          Equity Financing Warrants. As of March 31, 2005, we completed the sale of 4 million shares of common stock and warrants to purchase up to 1.5 million shares of common stock (see Note 9). The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock. The warrants have an exercise price of $4.00 and an exercise period that begins on March 31, 2005 and expires on March 31, 2010.  The warrants provide for adjustments to the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the then current market price or the exercise price of the warrants. Warrants to purchase up to 1,112,626 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. Under the terms of the warrant, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrant has been accounted for as a liability. The fair value of the warrants is estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2005 are a closing stock price of $4.50, expected volatility of 86% over the remaining term of four and a half years and a risk-free rate of 4.14%. The fair value of the warrants increased by $503 thousand and $763 thousand during the three and nine months ended September 30, 2005, respectively and the fluctuations have been recorded in the statement of operations. The warrants will be marked to market for each future period it remains outstanding.

          Warrant Purchase Option. In connection with the Loan Agreement with MHR, Emisphere agreed to sell warrants for up to 617,211 shares to MHR at any date more than 45 days after the closing date. The first 67,084 warrants have a purchase price of $0.01 per share, and the remaining 550,127 warrants have a purchase price of $1.00 per share. The warrants will have an exercise price of $4.00 and are exercisable through September 26, 2011.The warrants will have the same terms as the equity financing warrants, with no limit upon adjustments to the exercise price. Based on the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the warrant purchase option has been determined to be an embedded derivative instrument which must be separated from the host contract. The warrants will contain the same potential cash settlement provisions as the equity financing warrants and therefore the warrant purchase option has been accounted for as a separate liability. The fair value of the warrant purchase option was $1.3 million at issuance, which was estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2005 are a closing stock price of $4.50, expected volatility of 90% over the remaining term of six years and a risk-free rate of 4.19%. $49 thousand of the deferred financing costs related to the Loan Agreement and $128 thousand representing reimbursement of MHR’s legal fees have been allocated to the warrant purchase option. Both amounts were expensed at issuance. The fair value of the warrant purchase option increased by $356 thousand during the five days between issuance and September 30, 2005 and the fluctuation has been recorded in the statement of operations. The warrant purchase option will be marked to market for each future period it remains outstanding. See Note 7 for a further discussion of the warrant purchase option and the MHR Note.

          Stockholder Approval Default Penalty. The Loan Agreement with MHR provides MHR with the right to receive supplemental cash payments in the event of a Stockholder Approval Default. One payment compensates MHR or its assignees for not being able to own more of our common stock. The other payment reimburses MHR or its assignees for any additional taxes they may owe for receiving cash payments instead of owning, and then selling, our common stock. The stock-based payment is the dollar value equivalent of the shares of our common stock, calculated as if MHR or its assignees had been able to convert the full loan principal amount (plus accrued and unpaid interest) into shares of our common stock at $3.78 per share and then receive any appreciation in the value of those shares of common stock until three days before MHR elects to receive a portion or all of the supplemental cash payments described herein.  This dollar value equivalent is referred to in the Loan Agreement as the “Peak Equity Amount,” and this supplemental payment is referred to in the Loan Agreement as the “Stockholder Default Balance”. The tax reimbursement payment obligates us to reimburse MHR or its assignees for any additional taxes MHR or its assignees may owe as a result of receiving these cash payments instead of owning, then selling, our common stock. This tax reimbursement payment is referred to in the Loan Agreement as the “Make Whole Amount”. Based on the provisions of SFAS 133, the stockholder approval default penalty has been determined to be an embedded derivative instrument which must be separated from the host contract. Accordingly, the stockholder approval default penalty has been accounted for as a separate liability. The fair value of the stockholder approval default penalty was $1.9 million at issuance, which was estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2005 are a closing stock price of $4.50, expected volatility of 95% over the remaining term of seven years, a risk-free rate of 4.19%, and an assumed probability of a Stockholder Approval Default occurring. The fair value of the stockholder approval default penalty increased by $360 thousand during the five days between issuance and September 30, 2005 and the fluctuation has been recorded in the statement of operations. The stockholder approval default penalty will be marked to market for each future period it remains outstanding. Changes in the assumptions used to estimate the fair value of this derivative instrument, including the probability of a Stockholder Approval Default occurring, could result in a material change to the fair value of the instrument.  See Note 7 for a further discussion of the stockholder approval default penalty and the MHR Note.

          Change in Control Redemption Feature. The Loan Agreement provides MHR with the right to require us to redeem the Loan in the event of a change in control, as defined in the Loan Agreement. The Loan Agreement provides for redemption at 104% of the then outstanding principal and accrued interest. If the Loan is exchanged for the Convertible Note, the Convertible Note will provide for a redemption penalty equal to 104% through September 26, 2006, 103% through September 26, 2007, 102% through September 26, 2008 and 101% through September 26, 2009. After September 26, 2009, the change in control redemption feature in the Convertible Note will expire. Based on the provisions of SFAS 133, the change in control redemption feature has been determined to be an embedded derivative instrument which must be separated from the host contract.  The fair value of the change in control redemption feature was estimated using a combination of a put option model for the penalties and the Black-Scholes option pricing model for the conversion option that would exist under the Convertible Note.  The estimate resulted in a value that was de minimis and therefore, no separate liability was recorded. Changes in the assumptions used to estimate the fair value of this derivative instrument, in particular the probability that a change in control will occur, could result in a material change to the fair value of the instrument. See Note 7 for a further discussion of the change in control redemption feature and the MHR Note.

9.     Stockholders’ Deficit

          As of March 31, 2005, we issued to Elan a warrant to purchase 600,000 shares of our common stock at an exercise price of $3.88.  The exercise period for the warrant begins on September 30, 2005 and expires on September 30, 2010. The fair value of the warrants on the date of issuance was $1.6 million.

          As of March 31, 2005, we completed the sale of 4 million registered shares of common stock and warrants to purchase up to 1.5 million shares of common stock. The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock (see Note 8), with a price of $3.935 per unit. Gross proceeds from the sale were $15.7 million.

          The net proceeds from this offering were $15.1 million, net of total issuance costs of $0.6 million. The fair value of the warrants issued was estimated using the Black-Scholes option pricing model. The warrants had an initial fair value of $3.9 million and have been classified as a liability (see Note 8). Issuance costs allocated to the warrants amounted to $0.2 million and have been expensed and are included in general and administrative expense on the condensed consolidated statement of operations for the nine months ended September 30, 2005. The remaining net proceeds of $11.3 million are allocated to the common stock issued and are included in stockholders’ equity as of September 30, 2005. $13 million of the proceeds were used to complete the repurchase of our indebtedness to Elan (see Note 7).

          As discussed in Note 8, in December 2004, we entered into a Common Stock Purchase Agreement with Kingsbridge providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006. In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  No funds have been drawn down under the Common Stock Purchase Agreement and on September 21, 2005, the agreement was terminated as a condition of closing the Loan Agreement with MHR.

10.     PROTECT Liquid Oral Heparin Trials

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

11.     Net Loss Per Share

          We reported net losses for all periods reported and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share because their effect was anti-dilutive:

	September 30,

	2005	2004

Options to purchase common shares	5,669,083	5,877,304
Outstanding warrants and options to purchase warrants	2,967,211	—
Novartis convertible note payable	2,876,820	—

	11,513,114	5,877,304

          The table above does not include any shares that would be issuable if the MHR Note is exchanged for the Convertible Note.

12.     Comprehensive Loss

          Our comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments.  Comprehensive loss was $9.6 million and $10.1 million for the three months ended September 30, 2005 and 2004, respectively and $8.9 million and $28.8 million for the nine months ended September 30, 2005 and 2004, respectively.

13.     Commitments and Contingencies

          Commitments. Future minimum lease payments under capital leases (see Note 5) are as follows:

Twelve month period ending September 30,

(in thousands)
2006	$234
2007	64

298
Less: Amount representing interest at 8.5%	15

Present value of minimum lease payments	283
Current portion of capital lease obligation	220

Capital lease obligation, net of current portion	$63

          Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2005.

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

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company (“Lilly”). The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of recombinant parathyroid hormone, PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents.  On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004. By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated.  Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents. The case went to trial on January 31, 2005.  The trial lasted four days and closing arguments were heard on February 9, 2005. An adverse determination in this litigation concerning our claim that Lilly breached our agreements could limit our future ability to realize the potential value of our oral PTH 1-34 assets. Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that near-term costs will be minimal and we do not anticipate any significant impact on our ability to develop our product candidates. Through September 30, 2005, we have incurred approximately $2.3 million in expenses relating to this litigation.

14.     Related Party Transactions

          Note Receivable from Chief Executive Officer. The note receivable from chief executive officer resulted from the exercise of stock options during 2000 by our Chairman and Chief Executive Officer, Dr. Michael Goldberg. The loan was in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1% (3.4% at December 31, 2004), payable monthly. On August 1, 2005, Dr. Goldberg repaid the note receivable in full. We received $1.9 million in cash and 46,132 shares of Emisphere common stock that had been held as collateral. The shares were valued using the closing price on July 29, 2005, $3.56. At December 31, 2004, the balance of the note receivable was approximately $2.0 million, of which $1.7 million represents principal and $0.3 million represents accrued interest.  Of the $2.0 million balance, $1.2 million, relating to the income taxes resulting from the exercise, is included in prepaid expenses and other current assets and $0.8 million, relating to the exercise price, has been deducted from stockholders’ deficit on the consolidated balance sheet.

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

General

          Emisphere is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that either are not currently deliverable or have poor bioavailability by oral means.  Since our inception in 1986, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and through collaborations on behalf of corporate partners and academic research institutions.  Our product pipeline includes product candidates for the treatment of cardiovascular diseases, osteoporosis, growth disorders, diabetes, asthma/allergies, obesity and infectious diseases. Development and commercialization of these product candidates entails risk and significant expense. Since inception, we have had no product sales from these product candidates.

          Oral heparin and oral insulin are our two lead programs. During the last quarter of 2005, we will continue to develop plans for advancing these two programs. Our strategy for the heparin program includes plans for a pivotal, Phase III trial designed to determine the safety and efficacy of oral heparin versus titrated Coumadin® (sodium warfarin) for the prevention of venous thromboembolism following elective total hip replacement. Regarding this trial, we plan to submit a Special Protocol Assessment to the Food and Drug Administration (“FDA”) before the end of 2005. In further support of the heparin program, we are collecting data to demonstrate to the FDA that the eligen® technology does not change the heparin in any measurable way. In this regard, during the third quarter of 2005 we conducted a multi-arm, cross-over, clinical trial with sixteen subjects to compare heparin delivered by different injection routes to heparin delivered orally in normal subjects.  Our strategy for the insulin program includes a 90 day Phase II trial to evaluate the safety and efficacy of low and high doses of oral insulin tablets versus placebo in subjects with Type 2 diabetes who have inadequate glycemic control with Metformin monotherapy. We plan to begin dosing patients in that trial in December 2005.

          We will also continue to advance our collaborations with Roche on small molecule compounds for bone related diseases, with Novartis on salmon calcitonin and recombinant human growth hormone, and with a pharmaceutical company based outside the United States to develop an improved oral formulation of the antiviral compound acyclovir.

          Overview of Operations and Financial Condition

          Revenue – Revenue continues to improve over the prior year as a result of the Roche and Novartis collaboration agreements that were initiated in the latter half of 2004.

          Financing – We raised approximately $13 million by issuing a senior secured note to MHR. The note is exchangeable for a senior secured convertible note upon stockholder approval.

          Payment of CEO loan – On August 1, 2005, Dr. Goldberg repaid his loan from the Company in full. We received $1.9 million in cash and 46,132 shares of Emisphere common stock that had been held as collateral.

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

          Revenue Recognition – Revenue includes amounts earned from collaborative agreements and feasibility studies and is recognized using the lower of the percentage complete applied to expected contractual payments or the total non-refundable cash received to date. Changes in the projected hours to complete the project could significantly change the amount of revenue recognized. During the three and nine months ended September 30, 2005, we do not believe that reasonable changes in the projections would have had a material effect on recorded revenue.

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

          Warrants – Warrants issued in connection with the Kingsbridge Common Stock Purchase Agreement and the equity financing completed in March 2005 have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. The warrants are recorded at fair value, and fluctuations in fair value are recorded as interest expense. We use the Black-Scholes option pricing model to estimate fair value. The Black-Scholes option pricing model requires that we make certain assumptions about the risk-free interest rate, volatility, expected term and dividend yield. During the three and nine months ended September 30, 2005, we do not believe that changes in any of the assumptions used would have had a material effect on recorded liabilities or interest expense.  Although we believe the assumptions used to estimate the fair values of the warrants are reasonable, we cannot assure the accuracy of the assumptions or estimates.  See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information on the volatility in market value of derivative instruments.

          Derivative liabilities associated with the MHR Note - The derivative liabilities associated with the warrant purchase option and the stockholder approval default penalty contained in the MHR Note are accounted for separately from the underlying debt and recorded as derivative instruments. These embedded derivative instruments were classified as liabilities at issuance. At each balance sheet date, we adjust these derivative instruments to reflect their current fair value. Upon issuance on September 26, 2005, the value of these derivative instruments was $3.1 million. At September 30, 2005, the value of these derivative instruments was $3.8 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of this derivative instrument could result in a material change in the fair value of the instrument. Although we believe the assumptions used to estimate the fair values of the derivative liabilities are reasonable, we cannot assure the accuracy of the assumptions or estimates.  See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information on the volatility in market value of derivative instruments.

New Accounting Pronouncements

          In December 2004, the FASB issued a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The revised statement, SFAS 123(R), “Share-Based Payment”, establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) eliminates the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date.  For public companies, SFAS 123(R) is effective at the beginning of the first interim or annual reporting period that begins after December 15, 2005. We plan to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We have also elected to continue to use the Black-Scholes model to value our share-based payments. We are currently evaluating the other requirements of SFAS 123(R). We expect the adoption of SFAS 123(R) will have a significant impact on our financial statements, but have not determined the extent of the impact.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

	Quarter Ended September 30,

	2005	2004	Change	% Change

		(in thousands)
Revenue	$431	$33	$398	1,206%
Research and development	4,660	4,650	10	0%
General and administrative expenses	2,819	2,772	47	2%
Depreciation and amortization	1,059	1,343	(284)	(21)%
Operating expenses	8,542	8,766	(224)	(3)%
Operating loss	(8,111)	(8,733)	622	7%
Other expense	(1,529)	(1,387)	(142)	(10)%
Net loss	(9,640)	(10,120)	480	5%

          Revenue increased from the same quarter of 2004 as a result of the new collaborations signed with Novartis and Roche in the second half of 2004. In the Novartis collaboration, the original agreement provided for a one year license period that ended in September 2005.  The terms of the agreement were amended in November 2005 to extend the licensing period through March 31, 2006.

          Research and development costs are consistent with the same quarter of 2004.  Expenses appear level despite an increase in compensation costs due to an increase in head count because we recorded a $0.5 million non-recurring charge in the third quarter of 2004 as a result of variable stock award accounting for our Employee Stock Purchase Plan.

          General and administrative expenses in total are consistent with the prior year. However, professional fees have increased by $0.4 million primarily due to the costs of implementing the requirements of section 404 of the Sarbanes-Oxley Act and were partially offset by a decrease in legal fees and modest decreases in all other expense categories.

          Depreciation and amortization costs decreased by $0.3 million compared to the same quarter of 2004.  This decrease in depreciation results from a decrease in capital expenditures over the past several years.

          Other expense was $1.5 million in 2005 as compared to $1.4 million in the third quarter of 2004. This fluctuation is due to increases in the fair value of derivative instruments, offset by a decrease in interest expense due to the repayment in the first quarter of 2005 of the Elan note payable. We recorded $1.6 million in interest expense in the third quarter of 2004. Other expense for the third quarter of 2005 includes interest expense of $0.1 million related to the Novartis note and $0.2 million related to the MHR note and $1.3 million related to the change in fair value of derivative instruments.

          Based on the above, we sustained a net loss of $9.6 million during the three months ended September 30, 2005 as compared to a net loss of $10.1 million during the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months Ended September 30,

	2005	2004	Change	% Change

		(in thousands)
Revenue	$3,385	$180	$3,205	1,781%
Research and development	13,690	13,281	409	3%
General and administrative expenses	9,766	8,130	1,636	20%
(Gain) loss on sale of fixed assets	(563)	1	(564)	n/m
Depreciation	3,261	3,793	(532)	(14)%
Operating expenses	26,154	25,205	949	4%
Operating loss	(22,769)	(25,025)	2, 256	9%
Other income (expense)	13,874	(3,791)	17,665	n/m
Net loss	(8,895)	(28,816)	19,921	69%

          Revenue increased significantly compared to 2004 as a result of the new collaborations signed with Novartis and Roche in the second half of 2004. In the Novartis collaboration, the original agreement provided for a one year license period that ended in September 2005. The terms of the agreement were amended in November 2005 to extend the licensing period through March 31, 2006. The product being developed under the Roche agreement entered Phase I clinical trials in the second quarter of 2005, triggering a milestone payment under the agreement.  The receipt of this milestone payment resulted in the recognition of additional revenue, in accordance with our revenue recognition policy, which limits revenue recognized to total non-refundable cash received. Additional milestone payments under this agreement may not be earned in the short-term or at all.

          Research and development costs increased by approximately $0.4 million as compared to 2004.  This increase is due primarily to a $0.5 million credit in 2004 related to the final reconciliation of payments related to the PROTECT liquid oral heparin trials. Additionally, we incurred $0.5 million in increased compensation costs due to an increase in head count and approximately $0.2 million in costs associated with our planned Phase II trial for insulin, however these increases were offset by a $0.4 million decrease in laboratory analysis fees related to a toxicology study undertaken in the first quarter of 2004.

          General and administrative expenses increased by approximately $1.6 million. This increase reflects an overall increase in legal and other professional fees, including $0.8 million associated with the pending Lilly litigation (see “Legal Proceedings” below) and $0.8 million in consulting and accounting fees associated with implementing the requirements of section 404 of the Sarbanes-Oxley Act.

          The $0.6 million gain on sale of fixed assets relates to the sale of the Farmington, Connecticut research facility.

          Depreciation and amortization costs decreased by $0.5 million.  This decrease in depreciation results from a decrease in capital expenditures over the past several years.

          Other income and expense was $13.9 million of income in 2005 as compared to $3.8 million of expense in 2004. Several transactions affected this fluctuation. First, 2004 includes $4.4 million in interest expense related to the note payable to Elan, which was repaid in the first quarter of 2005. Interest expense for 2005 includes $0.3 million related to the Novartis note and $0.2 million related to the MHR note. Also included in other income and expense in 2005 is the net change in the fair value of derivative instruments of $1.5 million. In addition, 2005 includes a $14.7 million gain on the extinguishment of debt related to the repurchase of our indebtedness to Elan and a $1.0 million gain related to the sale of certain investments. These gains were partially offset by decreases in investment and other income.

          Based on the above, we had a net loss of $8.9 million in the nine months ended September 30, 2005 as compared to a net loss of $28.8 million for the same period in 2004. These results include a number of non-recurring transactions – the increase in revenue, the gain on the extinguishment of the note payable to Elan, and the gains on the sales of fixed assets and investments – and are therefore not necessarily indicative of future results.

Liquidity and Capital Resources

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of September 30, 2005, our accumulated deficit was approximately $341 million.  Our net loss was $37.5 million and $44.9 million for the years ended December 31, 2004 and 2003, respectively. Net loss was $8.9 million for the nine months ended September 30, 2005. The significant decrease in net loss is a result of the $14.7 million gain on the extinguishment of the note payable. Our stockholders’ equity decreased from $67.5 million as of December 31, 2002 to a deficit of $5.9 million as of September 30, 2005. We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2004 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          As of September 30, 2005, total cash, cash equivalents, restricted cash and investments were $18.3 million, which includes the $13.8 million in restricted cash related to the MHR note. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will not enable us to continue operations past March of 2006, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.  These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from potential or existing partners, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

Cash Sources and Uses

          Cash inflows during 2005 include the equity financing completed in March 2005, the sale of the Farmington, Connecticut facility, milestone payments and other research revenue received from partners. The primary uses of cash have been repayment of debt obligations and funding current operations. The following table summarizes cash flow activity for the nine months ended September 30, 2005 and 2004:

	Nine months ended September 30,

	2005	2004

	(in thousands)
Cash Sources
Proceeds from issuance of equity securities	$15,670	$1,092
Proceeds from collection of CEO note receivable	1,883	—
Net proceeds from sales and purchases of investments	8,593	215
Proceeds from sales of fixed assets	4,142	24

Total cash sources	$30,288	$1,331

Cash Uses
Cash used in operating activities	$21,262	$19,071
Repayment of debt obligations	13,458	176
Payment of financing transaction costs	934	—
Capital expenditures	112	674

Total cash uses	$35,766	$19,921

Decrease in cash	$(5,478)	$(18,590)

          The $2.2 million increase in cash used in operating activities as compared to the prior year is primarily due to the overall increase in professional fees related to the Lilly litigation and the implementation of section 404 of the Sarbanes-Oxley Act.

          On August 1, 2005, Dr. Goldberg repaid his outstanding note receivable to Emisphere in full. We received $1.9 million in cash and 46,132 shares of Emisphere common stock that had been held as collateral. These shares were valued using the closing price on July 29, 2005, $3.56.

          We hold $13.8 million in restricted cash, which represents the proceeds from the MHR Note, net of certain transactional costs. These amounts have been classified as restricted cash because the restricted cash account is controlled by MHR, and our right to draw down any of the funds in this account is conditioned upon the requested amounts being no more than 103% of the budgeted cash requirements for the applicable period and our certification that no event of default or  material adverse change, as defined in the Loan Agreement, has occurred and our representations and warranties under the Loan Agreement continue to be true and correct. We have the right and the intent to use these funds to support current operations.

Financing Activities

          On September 26, 2005, we executed the Loan Agreement with MHR. The Loan Agreement provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). Net proceeds from the Loan were approximately $12.9 million, net of all transactional costs. The Loan is secured by a first priority lien in favor of MHR on substantially all of our assets. The proceeds from the Loan were disbursed to a restricted account and our right to have such funds disbursed to an operating account is conditioned upon the requested amounts for any period not being in excess of 103% of amounts in our budget for such period (then in effect under the terms of the Loan Agreement), and provided that we certify to MHR that no event of default has occurred under the Loan Agreement (or the Convertible Note described below, as applicable), no material adverse change has occurred and our representations and warranties under the Loan Agreement continue to be true and correct. The Loan Agreement requires us to hold a special stockholder meeting as soon as practicable, but not later than December 25, 2005, for the purpose of obtaining stockholder approval of (i) the exchange of the Loan for an 11% senior secured convertible note (the “Convertible Note”) with substantially the same terms as the Loan Agreement, except that the Convertible Note will be convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock (the “Conversion Shares”) at a price per share of $3.78, interest will be payable in kind rather than in cash and we will have the right to call the Convertible Note after September 26, 2010 if certain conditions are satisfied and (ii) the amendment and restatement of our Restated Certificate of Incorporation. On November 17, 2005, we filed with the Securities and Exchange Commission a preliminary proxy statement relating to a special meeting of our stockholders at which the proposals described in the previous sentence will be made to our stockholders.

          If our stockholders do not approve the issuance of the Convertible Note and Conversion Shares (a “Stockholder Approval Default”), they will cause an Event of Default under the Loan Agreement to occur, and all amounts due under the Loan Agreement will immediately accelerate, including the loan principal plus all accrued and unpaid interest, unless MHR or its assignees elect, by notice to us, to allow such default to continue with respect to all or part of the Loan without exercising, until further notice, any or all of their rights or remedies under the Loan Agreement. In that case, MHR or its assignees would retain all of their rights as lender thereunder, including the right to receive the various supplemental cash payments described below. At any time that MHR or its assignees elect, in their sole discretion, to exercise any or all of their rights and remedies under the Loan Agreement with respect to such default, including to receive any portion or all of the supplemental cash payments, MHR or its assignees may deliver a subsequent notice to us to elect to receive the payments described in such notice. One payment compensates MHR or its assignees for not being able to own more of our common stock. The other payment reimburses MHR or its assignees for any additional taxes they may owe for receiving cash payments instead of owning, and then selling, our common stock. The stock-based payment is the dollar value equivalent of the shares of our common stock, calculated as if MHR or its assignees had been able to convert the full loan principal amount (plus accrued and unpaid interest) into shares of our common stock at $3.78 per share and then receive any appreciation in the value of those shares of common stock until three days before MHR elects, by subsequent written notice to us, to receive the supplemental cash payments described in such notice.  This dollar value equivalent is referred to in the Loan Agreement as the “Peak Equity Amount,” and this entire supplemental payment is referred to in the Loan Agreement as the “Stockholder Default Balance”; both are described more fully in the Loan Agreement, as amended. The tax reimbursement payment obligates us to reimburse MHR or its assignees for any additional taxes MHR or its assignees may owe as a result of receiving these cash payments instead of owning, then selling, our common stock. This tax reimbursement payment is referred to in the Loan Agreement as the “Make Whole Amount”. In order to raise the funds to pay the Stockholder Default Balance and the Make Whole Amount, we will be obligated to promptly conduct a registered offering of shares of our capital stock.  If the proceeds of this offering do not allow us to pay the Stockholder Default Balance and the Make Whole Amount in full, we will be obligated to conduct registered public offerings of our capital stock every 150 days for the next year and every 75 fays for the subsequent four years  until we fully repay MHR or its assignees.  Furthermore, if the price of shares of our common stock has increased during any such  period, the Peak Equity Amount will increase proportionately, and the Stockholder Default Balance will increase as well.

          We expect that the special stockholders’ meeting will be held on or about December 15, 2005, although the final date will depend on the date we can mail the related proxy statement to our stockholders. The Loan Agreement also provides that an event of default shall be deemed to have occurred if we default on the payment of any obligation or indebtedness when due, any of the liens in favor of MHR created by the transaction fails to constitute a perfected lien, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty or fail to observe any covenant or agreement, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain materiality threshold, our common stock has been delisted or trading has been suspended, we sell a substantial portion of our assets, we merge with another entity without the prior consent of MHR, or any governmental action renders us unable to honor or perform our obligations under the Loan Agreement or results in a material adverse effect on our operations. If an event of default occurs, the Loan Agreement provides for the immediate repayment of the Loan and certain additional amounts described above and as set forth in the Loan Agreement. In connection with the financing transaction, we amended MHR’s existing warrants to purchase 387,374 shares of common stock to provide for additional anti-dilution protection.

          As of March 31, 2005, we completed the sale of 4 million registered shares of common stock and warrants to purchase up to 1.5 million shares of common stock. The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock, with a price of $3.935 per unit. Gross proceeds from the sale were $15.7 million. The net proceeds from this offering were $15.1 million, net of total issuance costs of $0.6 million. $13 million of the proceeds were used on April 1, 2005 for the extinguishment of the Elan note.

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

Off-Balance Sheet Arrangements

          As of September 30, 2005, we had no off-balance sheet arrangements, other than operating leases.

          Significant contractual obligations as of September 30, 2005 are as follows:

	Amount Due in

Type of Obligation	Total Obligation	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

	(in thousands)
Long-term debt (1) (2)	$44,749	$—	$—	$12,515	$32,234
Derivative liabilities (3)	9,302	9,302	—	—	—
Capital lease obligations (1)	298	234	64	—	—
Operating lease obligations	3,370	1,757	1,613	—	—
Clinical research organizations (4)	185	185	—	—	—

Total	$57,904	$11,478	$1,677	$12,515	$32,234

(1)	Amounts include both principal and related interest payments.

(2)

In December 2004, we issued a $10 million convertible note payable to Novartis (the “Novartis Note”) due December 2009. Interest may be paid annually or accreted as additional principal. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of Company common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Upon the occurrence of an event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. At September 30, 2005, the balance on the Novartis Note was $10.4 million.

In September 2005, we issued a $15 million note to MHR due September 2012. Interest at 11% is compounded monthly and payable quarterly until such time that MHR, at its sole discretion and after receiving the requisite stockholder approval, exchanges the Loan for the Convertible Note. If such an exchange occurs, the interest will then be accreted as additional principal. See “Liquidity and Capital Resources” above for further information concerning the MHR Note. At September 30, 2005, the balance on the MHR Note was $15 million.

(3)

We have issued warrants to purchase shares of our common stock which contain provisions requiring us to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. As a result, these warrants have been classified as liabilities. Additionally, in conjunction with the MHR Note, we issued options to purchase warrants containing the same cash payment provisions discussed above. The MHR Note also contains a stockholder approval default penalty which has been recorded separately from the underlying debt. The warrants, warrant purchase option and stockholder approval default penalty have been recorded at their fair value and are classified as current liabilities. The value and timing of the actual cash payments related to these derivative instruments could differ materially from the amounts and periods shown.

(4)	We are obligated to make payments under certain contracts with third parties who provide clinical research services to support our ongoing research and development.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Fair Value of Warrants and Derivative Liabilities.  At September 30, 2005, the value of derivative instruments was $9.3 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/(decrease) in fair value of derivative instruments

(in thousands)
10% increase in stock price	$1,181
20% increase in stock price	2,374
5% increase in assumed volatility	288
10% decrease in stock price	(1,168)
20% decrease in stock price	(2,320)
5% decrease in assumed volatility	(305)

          Investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of U.S. Treasuries, commercial paper, corporate notes and corporate equities.  Our fixed-rate interest-bearing investments totaled $3.0 million at September 30, 2005. These investments mature in less than one year. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

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

          In connection with the preparation of our Quarterly Report for the first quarter of 2005, we determined that our disclosure controls and procedures failed to ensure that our reports, which disclosed that interest under loans made by us to our Chief Executive Officer in 2000 and 2001 is payable monthly, clearly indicated that interest has been accrued rather than paid.  While this matter did not cause a misstatement in any of our financial statements, as the full amount of the indebtedness, including accrued interest, is reflected in such financial statements, we nonetheless concluded in consultation with legal counsel that this matter indicated the existence of a deficiency in our disclosure controls and procedures.  To eliminate this deficiency, during the third quarter of 2005, we implemented procedures to periodically review the terms of our material agreements, including those that are the subject of financial statement disclosures, in order to ensure appropriate compliance with their principal terms.

          On September 29, 2005, Arthur Dubroff resigned from the Board of Directors.  Mr. Dubroff held the position of Chairman of the audit committee of the Board of Directors and qualified as the “audit committee financial expert,” within the meaning of Item 401(h) of Regulation S-K.  Due to Mr. Dubroff’s resignation, these positions are currently vacant.  We are working to identify a person to fill these positions and expect to do so in the time period as required by the listing requirements of the Nasdaq National Market.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated. Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. An adverse determination in this litigation concerning our claim that Lilly breached our agreements could limit our future ability to realize on the potential value of our oral PTH 1-34 assets. Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that near term costs will be minimal and we do not anticipate any significant impact on our ability to develop our product candidates. Through September 30, 2005, we have incurred approximately $2.3 million in expenses relating to this litigation.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2005

Emisphere Technologies, Inc.

/s/ Michael M. Goldberg, M.D.

Michael M. Goldberg, M.D.
Chairman and Chief Executive Officer

/s/ Elliot M. Maza

Elliot M. Maza
Chief Financial Officer