Form 10-K
period 2005-12-31
EMISPHERE TECHNOLOGIES INC
filed 2006-03-16
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer   ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b02 of the Act). Yes  ☐  No  ☒

As of June 30, 2005 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant (i.e. excluding shares held by executive officers, directors, and control persons) was $92,363,193 computed at the closing price on that date.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of March 7, 2006 was 23,737,277.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this 10-K incorporates information by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after December 31, 2005.

Part I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements made under the captions “Business” (Item 1) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7), the notes to our audited financial statements (Item 8) and elsewhere in this Annual Report on Form 10-K, as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding planned or expected studies and trials of oral formulations that utilize our eligen® technology; the timing of the development and commercialization of our  product candidates or potential products that may be developed using our eligen® technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and the other factors discussed in connection with any forward-looking statements.

ITEM 1.	BUSINESS

Overview of Emisphere

           Introduction

          Emisphere Technologies, Inc. (“Emisphere”, “our”, “us” or “we”) is seeking to overcome one of the most challenging technical hurdles in the pharmaceutical industry – the oral delivery of medicines not currently available in oral form. We have product candidates in development across a broad range of therapeutic areas, including cardiovascular disease, diabetes, osteoporosis, and growth disorders, among others. We have not yet obtained regulatory approval for sales of any of our product candidates. Further information can be found on our website:  www.emisphere.com. The contents of that website are not incorporated herein by reference thereto. Investor related questions should be directed to info@emisphere.com.

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

          The eligen® Technology

          The eligen® technology is a broadly applicable proprietary oral drug delivery technology based on the use of proprietary, synthetic chemical compounds known as EMISPHERE® delivery agents, or “carriers.” These delivery agents facilitate and/or enable the transport of therapeutic macromolecules and poorly absorbed small molecules (such as proteins, peptides, and polysaccharides) across biological membranes such as the small intestine. We believe that our eligen® technology makes it possible to orally deliver a therapeutic macromolecule or a poorly absorbed small molecule without altering its chemical composition or compromising the integrity of biological membranes.

          Business Strategy

          Our core business strategy is to develop oral forms of drugs that are not currently available or have poor bioavailability in oral form, either alone or with corporate partners, by applying the eligen® technology to those drugs. Typically, the drugs that we target have received regulatory approval, have demonstrated safety and efficacy, and are currently available on the market. We believe that focusing on the oral delivery of these types of product candidates increases our probability of successfully executing our business strategy.

          As part of our business strategy, we collaborate with pharmaceutical companies in pre-clinical and Phase I studies to determine if one or more of our carriers will facilitate the oral delivery of a particular drug candidate.  Our direct costs of such studies are often reimbursed to us by our collaborative partner.  Occasionally we conduct such studies on our own with the expectation that we will secure a partner upon successful completion of such studies.  Since our inception, we have progressed nine different drug candidates through such Phase I clinical studies.  Later stage clinical trials may not support the findings of these early stage studies.  The amount of additional time and money required to obtain regulatory approval for sale of these drug candidates is difficult to determine but is often at least several years, and millions of dollars.

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

THERAPEUTIC AREA	DRUG CANDIDATES	STAGE OF DEVELOPMENT	PARTNER

Cardiovascular	Oral Unfractionated Heparin	Phase III (1)	Self-developed

Osteoporosis & Osteoarthritis	Oral Salmon Calcitonin (“sCT”)	Phase II	Novartis Pharma AG

Osteoporosis	Oral Recombinant Parathyroid Hormone (teriparatide; “PTH 1-34”)	Phase I	Novartis Pharma AG (2)

Bone-related diseases	Partner proprietary small molecule compounds	Phase I	Roche

Growth Disorders	Oral Recombinant Human Growth Hormone (somatropin; “rhGH”)	Phase I	Novartis Pharma AG

Diabetes	Oral Insulin	Phase II	Self-developed

	Oral Glucagon-Like Peptides (“GLPs”)	Pre-clinical (3)	Self-developed

Antiviral	Acyclovir	Pre-clinical (3)	Undisclosed

          (1)           We previously developed a liquid form of oral heparin and in 2000 initiated a Phase III clinical trial that was completed in early 2002. The trial did not meet its endpoint of superiority to LOVENOX®, a leading low molecular weight heparin. Current development involves solid forms of oral heparin.

          (2)          As noted elsewhere in this annual report, we had previously partnered this program with Eli Lilly and Company (“Lilly”).  We are currently in litigation with Lilly and have given Lilly a notice of termination of our agreements with them. Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  The case went to trial on January 31, 2005.  On January 6, 2006, the district court ruled in our favor, finding that Lilly had breached the agreements on all counts tried and that our termination was proper. For information concerning our pending litigation with Lilly related to the agreement for the oral PTH 1-34 program and our termination of those agreements, see “Risk Factors – We are currently in litigation with one of our previous collaborative partners, and an adverse determination of our claim in that case could limit our future ability to realize on the potential future value of our PTH 1-34 assets.”

On December 1, 2004, we entered into a new arrangement with Novartis Pharma AG to develop this product candidate.

          (3)          “Pre-clinical” is defined as investigating safety of a product candidate in a controlled laboratory environment and establishing activity in standard animal models. We have not filed an IND with the U.S. Food and Drug Administration (“FDA”) for product candidates described as “Pre-clinical”.

          Recent Developments

          We anticipate that our existing capital resources will not enable us to continue operations past mid-May of 2006, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to May 2006, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

          We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          In September 2005, we executed a Senior Secured Loan Agreement (the “Loan Agreement”) with MHR Institutional Partners IIA LP (together with certain affiliated funds, “MHR”). The Loan Agreement provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11%. Net proceeds from the loan were approximately $12.9 million. We are in discussions with investment bankers concerning our future financing options. We cannot assure you that financing will be available on favorable terms or at all.

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of December 31, 2005, our accumulated deficit was approximately $351 million.  Our net loss was $18.1 million, $37.5 million and $44.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The significant decrease in net loss is a result of the $14.7 million gain on the extinguishment of the Elan note payable. Our cash outlays from operations and capital expenditures were $30.4 million for 2005. Our stockholders’ equity decreased from $22.8 million as of December 31, 2003 to a stockholders’ deficit of $11.3 million and $14.9 million as of December 31, 2004 and 2005, respectively.

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

          Pulmonary (via the lung)

          Pulmonary delivery (through the membranes of the lungs) of drugs is emerging as a delivery route for large molecules. Although local delivery of respiratory drugs to the lungs is common, the systemic delivery (i.e., delivery of the drugs to the peripheral vasculature) of macromolecule drugs is less common because it requires new formulations and delivery technologies to achieve efficient, safe and reproducible dosing. A limited number of proteins using pulmonary delivery have been approved for marketing in the United States including EXUBERA®, developed by Pfizer and Nektar, as a diabetes therapy, a therapeutic area we have targeted.

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

          In general, we believe that oral administration will be preferred to other methods of administration.  However, such preference may be offset by possible negative attributes of orally administered drugs such as the quantity or frequency of the dosage, the physical size of the capsule or tablet being swallowed or the taste.  For example, in our previous Phase III Trial for liquid oral heparin, patient compliance was hindered by patients’ distaste for the liquid being administered.

The eligen® Technology

          Our oral drug delivery technology, the eligen® technology, is based upon proprietary, synthetic chemical compounds known as EMISPHERE® delivery agents (or “carriers”) that facilitate or enable the transport of therapeutic macromolecules and poorly absorbed small molecules across biological membranes, such as the membranes of the small intestine. We have demonstrated oral delivery in humans of the following therapeutic macromolecules and poorly absorbed small molecules:  unfractionated heparin, low molecular weight heparin, insulin, PTH 1-34, rhGH, cromolyn, salmon calcitonin and a small molecule for the treatment of bone disease. We have also demonstrated oral delivery of over 50 other compounds in laboratory animals. In addition, we have demonstrated oral delivery in humans of other compounds that are not macromolecules but are poorly absorbed, such as cromolyn sodium. We have not successfully completed a Phase III trial with respect to any of our product candidates nor have we received any regulatory approvals for sales of any of our product candidates.

          We believe based on our testing to date, including animal studies and early-stage clinical trials, that the EMISPHERE® delivery agents use a natural transport process in the body (passive transcellular transport) that enables therapeutic macromolecules to cross membranes. Also, we believe that the eligen® technology transiently changes only the shape of the therapeutic macromolecule and not its chemical composition. Under physiological conditions, protein molecules naturally exist in many different shapes, or conformations.  Some of these conformations can be transported across the cell membranes. Our hypothesis is that once the therapeutic macromolecule crosses the membrane, the delivery agent separates from the macromolecule and the drug reestablishes its natural shape, thereby allowing it to remain therapeutically active.

          We have designed and synthesized a library of approximately 3,400 delivery agents and continue to evaluate our delivery agents for their ability to facilitate the delivery of therapeutic macromolecules across biological membranes.

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

          We believe that our solid oral heparin candidate could penetrate and expand existing heparin markets. We anticipate that new markets for the heparins will be created based on recently reported studies published by the American Heart Association and the New England Journal of Medicine indicating that UFH may have utility for indications other than anti-coagulation and anti-thrombosis. These indications include: unstable angina, arterial fibrillation, acute myocardial infarction, angioplasty, stent placement, coronary artery bypass graft, pulmonary embolism and stroke. In addition, a growing body of pre-clinical and clinical data indicates that heparin has potent anti-inflammatory and anti-cancer properties and the studies mentioned above indicate that heparin has been shown to be beneficial as a treatment for inflammatory bowel disease, rheumatoid arthritis, asthma, psoriasis, transplant rejection and proteinurias.

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

          Our Oral Heparin Program

          We are evaluating solid oral heparin prototypes, including capsule and tablet forms of UFH, using our delivery agent, SNAC. SNAC was administered as Heparin/SNAC oral solution in a Phase III study of over 2,000 patients that we refer to as the “PROTECT” (PRophylaxis with Oral SNAC/heparin against ThromboEmbolic Complications following Total hip replacement surgery) trial. On May 14, 2002, we announced initial results from the PROTECT trial which did not demonstrate the superiority of oral liquid heparin, when dosed in a 30-day treatment regimen, compared to enoxaparin administered by injection in a 10-day dosing regimen in preventing DVTs. However, the data from the study suggested that the lower than expected efficacy net result may have been due to the poor taste of the liquid dosage form, and that a more tolerable dosage form (e.g., capsule or tablet) would result in higher patient acceptability.

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

          In the first quarter of 2004, we selected prototype formulations in the forms of a tablet and capsule for production and Phase I clinical testing in the United States.  That testing was completed in June 2004, and in August 2004, we announced that we selected a soft gelatin capsule formulation of UFH. This formulation was chosen after the evaluation of results from a Phase I clinical trial comparing various oral dosage formulations of EMISPHERE® Heparin/SNAC to our liquid UFH formulation that was previously tested in the PROTECT trial.

          The randomized, open label, cross-over study, conducted in 15 healthy volunteers, evaluated anti-coagulant activity before and after the administration of four new oral dosage forms of UFH. The new formulations consisted of tablets and soft-gel capsules. Each subject was also administered our liquid UFH formulation and SNAC (Emisphere’s proprietary delivery agent) alone, as a control arm.

          Following each dose, subjects were evaluated for anticoagulation activity, by measurement of anti-Factors Xa and IIa and activated partial thromboplastin time that represent the pharmacodynamic activity of heparin in blood. Three of the four new formulations delivered heparin as well or better than the liquid formulation. Subjects treated with SNAC alone showed no change from baseline in anti-coagulant activity. No serious adverse events were reported in the study.

          Both soft gelatin capsule formulations contained less UFH and SNAC per dose than the previously tested liquid formulation yet consistently demonstrated improvements over the liquid dose in delivering UFH.

          During the third quarter of 2005, we completed a multi-arm, cross-over, clinical trial with sixteen normal subjects designed to compare heparin delivered by different injection routes to heparin delivered orally. We conducted this trial to support our contention that heparin’s molecular configuration, when given orally using our eligen® technology, is unaltered as compared to heparin delivered by injection. The results from the trial should be available during the first half of 2006. Once available, we expect to discuss the data with the FDA to determine if these data can assist our product registration.

          In November 2005, we announced that we received written guidance from the FDA regarding a number of aspects of a Phase III trial design for oral heparin.  The planned trial is designed to determine the safety and efficacy of oral heparin versus Coumadin® (sodium warfarin) for the prevention of venous thromboembolism (“VTE”) following elective total hip replacement.

          The trial designed is a randomized double blind, non-inferiority, multi-center study with the primary endpoint to prevent VTE, which consists of DVT, objectively confirmed by ultrasound, pulmonary embolism and death. The two arm study will compare 30 days of dosing, three times per day, of two Emisphere oral heparin capsules, to 30 days of dosing, once per day, of oral Coumadin®. The estimated enrollment for the trial currently is approximately 2,100 patients (including an allowance for non-evaluable patients), with 1,050 patients per arm. An independent Data and Safety Monitoring Committee will be charged with periodically reviewing the trial for safety. We plan to discuss with the FDA modifications to the proposed protocol based on the results of the cross-over trial that we completed during the third quarter of 2005 described above.

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

          According to the publicly filed annual reports of leading insulin manufacturers, worldwide sales of insulin were approximately $5.6 billion in 2004.  Although diet, exercise and non-insulin medications are often used to control the disease, approximately 40% of all Type 2 diabetics use insulin to control the disease, accounting for approximately 50% of total insulin use. Although many more Type 2 diabetics could benefit from insulin therapy, use of the drug has been limited because it is administered by injection. We believe that a successful oral insulin therapy could, depending on factors such as the quantity and frequency of the dosage, the physical size of the tablet or capsule being swallowed or the taste, facilitate compliance for diabetic patients who are not diligent with their prescribed injection regimens, and enable those patients adverse to injections to adopt insulin therapy at an earlier stage of the disease.

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

          Our Oral Insulin Program

          In March 2003, we announced completion of a Phase I study in early-stage Type 2 diabetic patients designed to demonstrate the pharmacokinetics and absorption of oral insulin, and subsequent effects on blood glucose of this product candidate following a standardized meal. The placebo controlled, crossover study evaluated two oral doses of insulin. Patients received one capsule containing 5.6 mg (150 units) of insulin and 200 mg of EMISPHERE® delivery agent or two capsules containing a total of 11 mg (300 units) of insulin and 400 mg of EMISPHERE® delivery agent. The study compared the two oral unformulated dosages to a fast-acting injectable insulin in fourteen patients with Type 2 diabetes who had received a standardized solid meal (722 kcal). The study also included a placebo group. For the 11 mg dose, the data demonstrated that unformulated oral insulin dosages, when administered 30 minutes prior to the standardized meal, reduced post-prandial glucose excursion (the rise in blood sugar following a meal) and produced a marked increase in systemic insulin levels and a concomitant reduction in C-peptide (a marker of endogenous insulin production) as compared to the placebo. In addition, plasma insulin concentrations peaked faster using our oral unformulated dosage as compared to fast acting injectable insulin (30 minutes with oral versus approximately 45 minutes typically seen with injectable formulations). Similar results were observed in certain patients given the 5.6 mg dose, who received the same standardized meal. The study produced evidence that one or two capsules could impact post-prandial blood glucose in certain early-stage Type 2 diabetic patients and demonstrated favorable pharmacokinetics. No serious adverse events were reported.  All study treatments were safe and well tolerated with few hypoglycemic episodes occurring mainly after subcutaneous injection of 12 unit fast-acting insulin.

          In June 2004, at the 64th Scientific Sessions of the American Diabetes Association, we presented results from our first multiple dosing with the EMISPHERE® oral insulin tablet prototype when dosed in Type 2 diabetics. The 13-patient Phase I clinical study, consisting of seven treated patients and six control patients, evaluated the safety, effect and tolerability of the oral insulin tablets when administered four times daily over a two-week period.  The results were presented in a late-breaker session (abstract #8-LB) by lead investigator, Tim Heise, M.D. of PROFIL Institute. The study’s results indicated that treatment with Emisphere® oral insulin over 14 days was well-tolerated, led to improvements in post-prandial blood glucose concentrations both under oral glucose tolerance test (“OGTT”) and standardized meal conditions, and tended to improve fasting blood glucose concentrations and insulin resistance. Safety and tolerability findings among patients receiving treatment with the EMISPHERE® oral insulin indicated that the study drug was well tolerated with no serious adverse events. Only two adverse events occurred in the oral insulin group (one patient reported moderate joint pain, another patient suffered from mild headaches that were of short duration). Six adverse events occurred in the control group. Despite the tight diabetes control and the frequent blood glucose self-monitoring of the subjects, no hypoglycemic episodes were observed in this study.

          In November 2005, we commenced a Phase II trial in India for our oral insulin product.  The trial is a 90-day, multi-center, double-blind, randomized clinical trial.  The four arm study will evaluate the safety and efficacy of low and high doses of oral insulin tablets versus placebo in 120 subjects with Type 2 Diabetes Mellitus who have inadequate glycemic control with their existing oral antidiabetic monotherapy. The primary efficacy endpoint of the study is related to the change in hemoglobin A1c, the standard for evaluating glucose control in Type II diabetics.  We also will focus on the safety of oral insulin, specifically incidents of hypoglycemia as well as the occurrence of insulin antibodies. Later stage clinical trials may not support the findings of our early stage trials.

          We intend to partner this program and do not anticipate incurring significant costs associated with this program after the completion of this Phase II trial. We are continuing Phase I studies related to dosage form development designed to optimize efficiency of delivery.

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

          Osteoarthritis (“OA”) is a joint disease that mostly affects cartilage. Cartilage is the slippery tissue that covers the ends of bones in a joint. Healthy cartilage allows bones to glide over each other. It also helps absorb shock of movement. In OA, the top layer of cartilage breaks down and wears away. This allows bones under the cartilage to rub together. The rubbing causes pain, swelling, and loss of motion of the joint. Over time, the joint may lose its normal shape. Also, bone spurs may grow on the edges of the joint. Bits of bone or cartilage can break off and float inside the joint space, which causes more pain and damage. People with OA often have joint pain and reduced motion. Unlike some other forms of arthritis, OA affects only joints and not internal organs. Rheumatoid arthritis -- the second most common form of arthritis -- affects other parts of the body besides the joints. OA is the most common type of arthritis.

          Novartis, Lilly and Roche Relationships

          Novartis and Lilly are seeking to commercialize oral forms of their existing nasal and injectable therapies for osteoporosis. Roche is seeking to commercialize various treatments in the field as well.  We believe that oral forms of therapy or improved oral forms of therapy would be considered more patient-friendly and would ensure better compliance, especially among the elderly, for the treatment and prevention of osteoporosis. Novartis is seeking to commercialize an oral form of therapy for osteoarthritis.  For information on our product candidates addressing the osteoporosis and OA patient population, see “Ongoing Collaborative Agreements” below.

          Growth Disorders

          Growth hormone is necessary to stimulate growth in children by promoting the growth of muscle and bone. In adults, growth hormone maintains muscle and bone quality. Children that suffer from growth hormone deficiency fail to grow normally without supplemental growth hormone.

          Recombinant human growth hormone has been available for many years.  rhGH must be administered by injection, and therefore compliance is particularly difficult in pediatric patients. rhGH therapy requires a long-term commitment by the patient and his or her family to achieve the best results. The prescribed dosing ranges between three and seven injections per week.  Treatment continues for several years until the child has completed puberty or has stopped responding.  rhGH is approved for pediatric growth hormone deficiency, adult growth hormone deficiency, pre-kidney transplantation, and short stature due to chronic kidney disease and Turner’s syndrome.

          Our Oral Recombinant Human Growth Hormone Program

          From 1998 through August 2003, we developed oral rhGH in collaboration with Lilly. As of August 2003, Lilly returned to us all rights to the oral rhGH program pursuant to the terms of our license agreement. On September 23, 2004 we announced a new partnership with Novartis to develop our oral rhGH program.  Under this collaboration, we will work with Novartis to initiate clinical trials of a convenient oral human growth hormone product using the eligen® technology.  Novartis will fully fund the program including all clinical studies. For further information on our oral rhGH program, see “Ongoing Collaborative Agreements” below.

          Viral Diseases

          Genital herpes is an infection caused by the herpes simplex virus (“HSV”). There are two types of HSV, and both can cause genital herpes. HSV type 1 most commonly infects the lips, causing sores known as fever blisters or cold sores, but it also can infect the genital area and produce sores. HSV type 2 is the usual cause of genital herpes, but it also can infect the mouth. A person who has genital herpes infection can easily pass or transmit the virus to an uninfected person during sex.

          Both HSV 1 and 2 can produce sores (also called lesions) in and around the vaginal area, on the penis, around the anal opening, and on the buttocks or thighs. Occasionally, sores also appear on other parts of the body where the virus has entered through broken skin.

          Unfortunately, HSV is a lifelong infection that is incurable. Many patients suffer from recurrent outbreaks provoked by various environmental and patient specific factors. Acyclovir, one of the most common treatments, is an orally available synthetic nucleoside analogue used to treat herpes viruses. Acyclovir alone is poorly and unreproducibly absorbed when dosed orally. The published bioavailability is between 10 and 20%. Prodrug forms of acyclovir such as Valacyclovir (GlaxoSmithKline’s (“GSK”) Valtrex®) have bioavailabilities that are improved by a factor of three to five-fold.

          Our Acyclovir Program

          We have generated preclinical data which show that our eligen® technology can increase the bioavailability of acyclovir by a factor of approximately five. We have entered into a research collaboration with a pharmaceutical company based outside the United States. This company is funding a clinical study to support product development of an improved oral acyclovir using our eligen® technology. We are responsible for preclinical studies necessary to support the human trials. These studies have been completed and the partner is preparing to initiate clinical studies during 2006. As part of a pre-IND discussion held with FDA, we inquired as to the possibility of using a 505(b)(2) pathway for registration of an acyclovir product using our technology. FDA agreed that the 505(b)(2) registration strategy for acyclovir using our eligen® technology may be acceptable. For further information on our oral acyclovir program, see “Ongoing Collaborative Agreements” below.

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

          Treatment with sCT has been shown to increase bone mineral density in the spine and reduce the risk of new vertebral fractures in post-menopausal women with osteoporosis. It is also used to treat Paget’s disease, a disease that results in, among other things, bone pain and breakdown. In its nasal spray forms, it is believed that sCT’s major advantages are its efficacy resulting from a lack of serious side effects, excellent long-term safety profile and ease of administration. Some studies even suggest that sCT produces an analgesic effect.  Annual worldwide sales of sCT exceeded $365 million in 2004, of which U.S. sales account for an estimated $230 million.

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

          In Decmber 2005, we announced that positive clinical data generated by Drs. Daniel Manicourt and Jean-Pierre Devogelaer from the Department of Rheumatology at the University Hospital St-Luc, Universite Catholique de Louvain, Brussels, Belgium evaluating oral salmon calcitonin supplied by Novartis using our eligen® technology in treating osteoarthritis (“OA”) were presented at the 10th World Congress of the Osteoarthritis Research Society International in Boston. Results of this study strongly suggest that oral sCT (enabled by our proprietary eligen® technology licensed to Novartis for use with sCT) exhibits not only clinical efficacy but also reduces markedly the levels of several biochemical markers of joint metabolism, which all have been shown to have a pejorative prognostic value of the OA disease process in longitudinal studies including large cohorts of patients.

          The randomized, double-blind, placebo-controlled, parallel study was conducted for 3 months in OA patients to assess the efficacy of this novel form of sCT in patients suffering from knee OA. Patients received daily either a placebo (n=16), 0.5 mg of oral sCT (n=17) or 1 mg of oral sCT (n=18).

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

          To date, we have received $1 million in non-refundable payments from Novartis under this program. Under the terms of the new agreement, Novartis was granted a 12 month license to utilize our eligen® technology. At the end of the initial 12 month license period, Novartis had the right to elect to commence development or to terminate the agreement. Effective November 4, 2005, we amended the License Agreement to extend the license period through March 31, 2006 and provide Novartis with 30 business days after March 31, 2006 in which to elect to commence development or to terminate the agreement. If they elect to commence development, we may receive up to $33 million in additional milestone payments during the course of product development, and royalties based on sales.

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

          On February 15, 2006, we announced that Roche had initiated a clinical study utilizing Emisphere’s eligen® delivery technology in a formulation for a second product, entitling us to an additional milestone payment from Roche which was received in February 2006.

          To date, we have received $4.4 million in payments from Roche under this program. Roche may pay us future milestones of up to $17 million for the first two products and up to $18.5 million for each additional product developed using our eligen® technology.  We may also receive royalties based on product sales.  Roche will fund all necessary preclinical, clinical and manufacturing costs for all products. We have no payment obligations with respect to this program; we are, however, obligated to collaborate with Roche by providing access to our technology that is relevant to this program.  We are also obligated to help manage this program through a joint “steering committee” with Roche.

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

          The oral PTH 1-34 program has undergone Phase I testing.  For information concerning our pending litigation with Lilly related to the agreement for the oral PTH 1-34 program and our termination of those agreements, see “Risk Factors – We are currently in litigation with one of our previous collaborative partners, and an adverse determination of our patent infringement claims in that case could limit our future ability to realize on the potential future value of our PTH 1-34 assets.”

          To date we have received $13.1 million in payments from Lilly under these programs.  We do not expect to receive any additional milestone payments under these programs.

          On December 1, 2004, we entered into a Research Collaboration Option and License Agreement with Novartis whereby Novartis obtained an option to license our existing technology to develop oral forms of PTH 1-34 should we be successful in fully reacquiring our rights from Lilly pertaining to PTH 1-34.  Contemporaneously with the entering of this new agreement, Novartis purchased from us a $10 million convertible note maturing December 1, 2009 that we may repay, at our option, in either stock or cash.  On March 7, 2006, Novartis exercised its option to the license. Based on the terms of the agreement, we may receive milestone payments totaling up to a maximum of $30 million, plus royalties on sales of product developed using our eligen® technology.  Novartis will fund all necessary preclinical, clinical and manufacturing costs for all products.

          Undisclosed Company – Oral Acyclovir Program

          We have entered into a research collaboration with a pharmaceutical company based outside the United States. This company is funding a clinical study to support product development of an improved oral acyclovir using our eligen® technology. We are responsible for preclinical studies necessary to support the human trials. These studies have been completed and the partner is preparing to initiate clinical studies during 2006. We are currently in discussions with this company regarding a contractual license agreement.

Previous Collaborations

          U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) – Oral Vaccines against Anthrax and Other Biological Pathogens

          In June 2003, we announced that we entered into a cooperative research and development agreement (“CRADA”) with the USAMRIID, the U.S. Department of Defense’s lead medical research laboratory for the U.S. Biological Defense Research Program. USAMRIID was evaluating the use of our eligen® technology to create oral vaccines against anthrax and other biological pathogens using a new recombinant protein antigen. The agreement expired in February 2006. USAMRIID has indicated that it will not extend the CRADA because of program prioritization and funding considerations.

Revenue Recognized From Collaborators Since 2003 (in thousands)

Collaborator	2005	2004	2003

Novartis Pharma AG (rhGH)	$574	$208	—
Roche	2,846	1,619	—
Eli Lilly and Company (rhGH and PTH 1-34)	—	—	$237

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

          The following table summarizes research and development spending to date by project category:

	Year Ended December 31,			Cumulative Spending to date 2005 (1)

	2005	2004	2003

	(in thousands)
Research (2)	$2,387	$2,853	$3,314	$46,505
Feasibility projects
Self-funded	318	448	496	7,336
Partnered	339	453	422	3,241
Development projects
Oral heparin (self-funded)	2,470	1,231	1,722	92,889
Oral insulin (self-funded)	2,897	2,289	2,940	18,064
Partnered	226	104	315	11,184
All other (self-funded)	—	—	—	141
Other (3)	10,278	10,084	11,817	67,863

Total all projects	$18,915	$17,462	$21,026	$247,223

(1)	Cumulative spending from August 1, 1995 through December 31, 2005.
(2)

Research is classified as resources expended to expand the ability to create new carriers, to ascertain the mechanisms of action of carriers, and to establish computer based modeling capabilities, prototype formulations, animal models, and in vitro testing capabilities.

(3)	Other includes indirect costs such as rent, utilities, training, standard supplies and management salaries and benefits

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

          We have patents, or patent applications pending, for delivery agents that we currently use in conjunction with insulin, heparin, LMWH, sCT, PTH 1-34, rhGH and numerous other compounds. As of December 31, 2005, we had 80 granted patents in the United States and had other patents issued or applications pending in various countries around the world. Of our 80 U.S. granted patents, five were issued by the U.S. Patent and Trademark Office in 2005. Of our patents granted in the United States, one will expire in 2009, and the others, including those which cover our product candidates, will begin to expire in 2012.  The disclosed patent expiration dates do not include any potential patent term restoration under 35 USC §156 that might be sought in the future. As of December 31, 2005, we had 53 patent applications relating to our drug delivery technology pending in the United States. We have pursued strategic international protection with approximately 101 patents and 249 patent applications pending internationally in a total of 41 different countries. The majority of the filings are made in Australia, Canada, the European Patent Office, Japan and Mexico.

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

Manufacturing

          The primary raw materials used in making the delivery agents for our product candidates are readily available in large quantities from multiple sources. We internally manufacture delivery agents on a small scale for research purposes and for early stage clinical supplies. We believe that our manufacturing capabilities comply with the FDA’s current Good Manufacturing Practice (“GMP”). In 2004 and 2005, we manufactured early stage clinical supplies under GMP conditions for our oral insulin program and heparin multiple arm studies.

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

          Oral Heparin Competition

          ARIXTRA®, an injectable form of a synthetic anti-clotting agent, is currently marketed by GlaxoSmithKline.  A number of other companies reportedly are currently testing direct thrombin or Xa inhibitors, some of which may eventually be indicated for the prevention of DVT in patients undergoing surgery for hip fracture, hip replacement or knee replacement.

          Other technologies use micro-encapsulation to orally deliver heparin.  We believe our oral heparin delivery technology is distinguished from other announced technologies because we believe that it preserves the chemical integrity of the drug and the integrity of the intestinal membrane.

          Oral Insulin Competition

          Other private and public companies, as well as academic institutions, are developing oral insulin analogues. One such company is Nobex Corp, which together with BIOCON Ltd have been co-developing a tablet-form of oral insulin for both Type 1 and Type 2 diabetics. We believe these analogues differ from our product, in that insulin is chemically modified, creating a new chemical entity. In December 2005, BIOCON Ltd announced that it will seek to acquire the intellectual property of Nobex Corporation, which has applied for cover under Chapter 11 of US bankruptcy laws. Other alternative insulin delivery systems include Pfizer/Nektar’s EXUBERA®, a pulmonary treatment that has has been approved for marketing in the European Union and the United States. We believe our oral insulin delivery technology is distinguished from other announced technologies as it demonstrates the preservation of both the biological effects of the drug and the integrity of the intestinal membrane.

          Oral Osteoporosis Competition

          An injectable form of PTH 1-34 is manufactured and sold by Lilly, as FORTEO®. Unigene Laboratories, Inc. (“Unigene”) has reported that, in collaboration with GSK, it is developing an oral form of PTH 1-34.  Unigene also reported that it is developing an oral form of sCT. Both candidates are in early stage clinical testing.

          Novartis currently offers a nasal dosage form of sCT, MIACALCIN®.  Other companies are currently developing pulmonary forms of PTH 1-34. Other osteoporosis therapies include estrogen replacement therapy, selective estrogen receptor modulators, bisphosphonates and several new biologics that are under development.

          Oral Acyclovir Competition

          Acyclovir is available orally, but is poorly and unreproducibly absorbed. The published bioavailability is between 10 and 20%. Acyclovir is available in generic form, and also as a topical ointment. Prodrug forms of acyclovir such as Valacyclovir (GSK’s Valtrex®) have bioavailabilities that are improved by a factor of three to five-fold.

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

          While we do not currently manufacture any commercial products ourselves, if we did, we would bear additional cost of FDA compliance.

Employees

          As of December 31, 2005, we had 118 employees, 86 of whom are engaged in scientific research and technical functions and 32 of whom are performing information technology, engineering, facilities maintenance and administrative functions.  Of the 118 employees, 29 hold Ph.D. or M.D. degrees. We believe our relations with our employees are good.

Available Information

          Emisphere files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, (the “SEC”), under the Securities Exchange Act of 1934 (the “Exchange Act”).  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Emisphere, that file electronically with the SEC.  The public can obtain any documents that Emisphere files with the SEC at www.sec.gov.

          We also make available free of charge on or through our Internet website (www.emisphere.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or Section 16 of the Exchange Act as soon as reasonably practicable after we or the reporting person electronically files such material with, or furnishes it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into the Annual Report or this Form 10-K.

          Our Board of Directors has adopted a Code of Business Conduct and Ethics which is posted on our website at www.emisphere.com/ovr_cgcoe.asp.

ITEM 1A.	RISK FACTORS

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

          If we fail to raise additional capital or receive substantial cash inflows from our partners by May of 2006, we will be forced to cease operations

          As of December 31, 2005, we had cash, cash equivalents and investments of $9.2 million. We anticipate that our existing capital resources will not enable us to continue operations past mid-May of 2006, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to May 2006, we will be forced to cease operations. We are in discussions with investment bankers concerning our financing options. We cannot assure you that financing will be available on favorable terms or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

          We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of December 31, 2005, our accumulated deficit was approximately $351 million.  Our net loss was $18.1 million, $37.5 million and $44.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The significant decrease in net loss is a result of the $14.7 million gain on the extinguishment of the Elan note payable. Our cash outlays from operations and capital expenditures were $30.4 million for 2005. Our stockholders’ equity decreased from $22.8 million as of December 31, 2003 to a stockholders’ deficit of $11.3 million and $14.9 million as of December 31, 2004 and 2005, respectively.

          Even if we obtain additional financing, our business will require substantial additional investment that we have not yet secured.  We cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates.  Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners.  Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future, even if we obtain financing in the near term.

          We may not be able to make the payments we owe to MHR, which could result in a foreclosure on substantially all of our assets, including our intellectual property.

          On September 26, 2005, we executed a Senior Secured Loan Agreement (the “Loan Agreement”) with MHR. The Loan Agreement was amended on November 11, 2005 to clarify certain terms. The Loan Agreement provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). The Loan is secured by a first priority lien in favor of MHR on substantially all of our assets. The proceeds from the Loan were disbursed to a restricted account and our right to have such funds disbursed to an operating account is conditioned upon the requested amounts for any period not being in excess of 103% of amounts in our budget for such period (then in effect under the terms of the Loan Agreement), and provided that we certify to MHR that no event of default has occurred  under the Loan Agreement (or the Convertible Note described below, as applicable), no material adverse change has occurred and our representations and warranties under the Loan Agreement continue to be true and correct. The Loan Agreement requires us to hold a special stockholder meeting for the purpose of obtaining stockholder approval of (i) the exchange of the Loan for an 11% senior secured convertible note (the “Convertible Note”) with substantially the same terms as the Loan Agreement, except that the Convertible Note will be convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock at a price per share of $3.78, interest will be payable in kind rather than in cash and we will have the right to call the Convertible Note after September 26, 2010 if certain conditions are satisfied and (ii) the amendment and restatement of our Restated Certificate of Incorporation. On December 8, 2005, we filed with the Securities and Exchange Commission a definitive proxy statement relating to this special meeting of our stockholders. On January 17, 2006, the special meeting of stockholders was held and both proposals were approved by our stockholders.

          The Loan Agreement provides that an event of default shall be deemed to have occurred if we default on the payment of any obligation or indebtedness when due, including any payment of interest, any of the liens in favor of MHR created by the transaction fails to constitute a perfected lien, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty or fail to observe any covenant or agreement, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain materiality threshold, our common stock has been delisted or trading has been suspended, we sell a substantial portion of our assets, we merge with another entity without the prior consent of MHR, or any governmental action renders us unable to honor or perform our obligations under the Loan Agreement or results in a material adverse effect on our operations. If an event of default occurs, the Loan Agreement provides for the immediate repayment of the Loan and certain additional amounts described above and as set forth in the Loan Agreement. At such time, we may not be able to make the required payment, and if we are unable to pay the amount due under the Loan, the resulting default would enable MHR to foreclose on all of our assets. Any of the foregoing events would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock.

          We may not be able to make the payments we owe to Novartis.

          On December 1, 2004 we issued a $10 million convertible note (the “Novartis Note”) to Novartis in connection with a new research collaboration option relating to the development of PTH 1-34. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. In the event that interest accrues on the Novartis Note, the accretion to principal will cause future interest payments to rise. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed

19.9% of the total shares of Company common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). These conditions may not be met and we may be unable to convert the Novartis Note, in which case we would be required to continue to make interest payments and the rates of such interest payments will increase over time. Under the Novartis Note, an event of default shall be deemed to have occurred if we default on the payment of the principal amount of, and accrued and unpaid interest on, the Novartis Note upon maturity, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty, we fail to timely cure a default in the payment of any other indebtedness in excess of a certain material threshold, or there occurs an acceleration of indebtedness in excess of that threshold, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain material threshold, we become entitled to terminate the registration of our securities or the filing of reports under the Securities Exchange Act of 1934, our common stock will be delisted from Nasdaq, we experience a change of control (including by, among other things, a change in the composition of a majority of our board (other than as approved by the board) in any one-year period, a merger which results in our stockholders holding shares that represent less than a majority of the voting power of the merged entity, and any other acquisition by a third party of shares that represent a majority of the voting power of the company), we sell substantially all of our assets, or we are effectively unable to honor or perform our obligations under the new research collaboration option relating to the development of PTH 1-34. Upon the occurrence of any such event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. At such time, we may not be able to make the required payment, and if we are unable to pay the amount due under the Novartis Note, the resulting default would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. If we are unable to make the repurchase, the resulting default would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock.

          We are highly dependent on the clinical success of our oral heparin and insulin product candidates.

          Oral heparin and oral insulin are our two lead programs and are among our most advanced programs. To date, we have invested $93 million and $18 million, in oral heparin and oral insulin, respectively.  We believe that, based on market size, these two products, if approved, could represent our largest sources of revenue. If we fail to obtain regulatory approval for either of these products, either solely through our own efforts or through collaborations with one or more major pharmaceutical companies, our ability to fund future operations from operating revenue or issuance of additional equity is likely to be adversely affected. We are not dependent on successful culmination of clinical trials or regulatory approval of any particular one of our other product candidate programs because our investment in each such program and reward upon successful completion of each such program is substantially less signi ficant to our long-term viability.

          Oral Heparin

          Heparin delivery is a highly competitive area. Other companies currently are developing spray (buccal) or alternate forms of heparin and other anti-thrombotics.  We are developing solid dosage forms of oral heparin and have commenced Phase III testing for the SNAC/heparin molecule combination.

          We previously developed a liquid form of oral heparin and in 2000 conducted a Phase III clinical trial that was completed in early 2002.  The trial did not meet its endpoint of superiority to LOVENOX®, a leading low molecular weight heparin. We believe that the trial failed to meet its endpoint of superiority possibly due in part to the poor taste of the liquid formulation. We subsequently restructured our operations, which included the discontinuation of our liquid oral heparin program and related initiatives, and a reduction of associated infrastructure. The resulting restructuring charge to earnings in 2002 was approximately $1.5 million.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in connection with the restructuring, we performed an evaluation of certain intangible and fixed assets to determine if their carrying amount exceeded their fair value. In 2002, we recorded an impairment charge of $4.5 million. In 2003, we recorded an additional impairment charge of $5.4 million.  In 2004 and 2005, we have not recorded any impairment charges related to developments in our oral heparin program.

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

          Oral Insulin

          Insulin delivery is a highly competitive area.  Other companies currently are developing and/or have received regulatory approval for buccal or aerosol (pulmonary) forms of insulin (e.g., Pfizer/Nektar’s EXUBERA®). Our oral insulin product candidate has demonstrated favorable data in early patient studies in both Type 1 and Type 2 diabetics.  However, we cannot assure you that future clinical trials related to our oral insulin will meet targeted endpoints, with the result that we may fail to obtain the necessary regulatory approval for sale of oral insulin, either alone or in collaboration with a major pharmaceutical company.  If such circumstances were to occur, we likely would discontinue our oral insulin program and write off any remaining oral insulin investment.

          We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

          A key part of our strategy is to form collaborations with pharmaceutical companies that will assist us in developing, testing, obtaining government approval for and commercializing oral forms of therapeutic macromolecules using the eligen® technology. We have collaborative agreements for candidates in clinical development with Novartis and Roche.

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

          Novartis controls the clinical development of oral salmon calcitonin and oral rhGH. Novartis also has an option to control the clinical development of oral PTH.  Roche controls the clinical development of the small molecule compound for which they have licensed our technology.  Although we influence the clinical program through participation on a Steering Committee for each product, Novartis and Roche control the decision-making for the design and timing of their respective clinical studies.  As noted below, we are in litigation and have terminated our agreements with Lilly.

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

          We are currently in litigation with one of our previous collaborative partners, and an adverse determination of our patent infringement claims in that case could limit our future ability to realize on the potential value of our PTH 1-34 assets.

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated. Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. On January 6, 2006, the district court ruled in our favor, finding that Lilly had breached the agreements on all counts tried and that our termination was proper. On January 20, 2006, Lilly filed a motion seeking to amend the district court’s decision. We opposed that motion and it is awaiting decision. There are still several issues pending in the case, including the question of damages we suffered as a result of Lilly’s breaches and our previously asserted claims that Lilly’s conduct also infringed our patents. Although the district court’s January 6, 2006 ruling was interlocutory and not immediately appealable by Lilly, it is possible that at some point Lilly will be permitted to appeal that decision. A reversal of the decision in this litigation concerning our claim and subsequent court decision that Lilly breached our agreements could limit our future ability to realize the potential value of our oral PTH 1-34 assets. Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that near-term costs will be minimal and we do not anticipate any significant impact on our ability to develop our product candidates. Through December 31, 2005, we have incurred approximately $2.3 million in expenses relating to this litigation.

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

          To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products under development, or secure a partner to provide financial and other assistance with these steps. The time necessary to achieve these goals for any individual product is long and uncertain. Before we or a potential partner can sell any of our products under development, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each product is safe and effective for human use for each targeted indication.  We have never successfully commercialized a drug candidate and we cannot be certain that we or our current or future partners will be able to begin, or continue, planned clinical trials for our product candidates, or if we are able, that the product candidates will prove to be safe and will produce their intended effects.

          Even if safe and effective, the size of the solid dosage form, taste and frequency of dosage may impede their acceptance by patients.

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

          We use some hazardous materials in our research and development activities and are subject to environmental, health and safety laws and regulations governing the use of such materials.  For example, our operations involve the controlled use of chemicals, biologicals and radioactive materials and we bear the costs of complying with the various regulations governing the use of such materials.  Costs of compliance have not been material to date.  While we believe we are currently in compliance with the federal, state and local laws governing the use of such materials, we cannot be certain that accidental injury or contamination will not occur.  Should we be held liable or face regulatory actions regarding an accident involving personal injury or an environmental release, we potentially could incur costs in excess of our resources or insurance coverage, although, to date, we have not had to deal with any such actions.  During each of 2003, 2004 and 2005, we incurred costs of approximately $200 thousand in our compliance with environmental, health and safety laws and regulations.

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

          Our products, when developed and marketed, may compete with existing parenteral or other versions of the same drug, some of which are well established in the marketplace and manufactured by formidable competitors, as well as other existing drugs. For example, our oral heparin product candidate, if successful, would compete with intravenous heparin, injectable low molecular weight heparin and oral warfarin, as well as the recently approved injectable pentasaccharide product. These products are marketed throughout the world by leading pharmaceutical companies such as Aventis Pharma SA, Pfizer, Inc. and Bristol Myers Squibb Company. Similarly, our salmon calcitonin product candidate, if developed and marketed, would compete with a wide array of existing osteoporosis therapies, including a nasal dosage form of salmon calcitonin, estrogen replacement therapy, selective estrogen receptor modulators, bisphosphonates and other compounds in development.

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

          We are highly dependent on our executive officers. Our Chairman and CEO, Michael Goldberg, M.D., has been with Emisphere for fifteen years.  We would be significantly disadvantaged if Dr. Goldberg were to leave Emisphere.  The loss of other officers could have an adverse effect as well, given their specific knowledge related to our proprietary technology and personal relationships with our pharmaceutical company partners.  If we are not able to retain our executive officers, our business may suffer. None of our key officers are nearing retirement age or have announced any intention to leave Emisphere. We have an employment contract with Dr. Goldberg that extends through August of 2007. We do not maintain “key-man” life insurance policies for any of our executive officers.

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

          We also have a stockholder rights plan, commonly referred to as a “poison pill,” in which Preferred Stock Purchase Rights (the “Rights”) have been granted at the rate of one one-hundredth of a share of A Preferred Stock at an exercise price of $80 for each share of our common stock.  The Rights are not exercisable or transferable apart from the common stock, until the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of our outstanding common stock or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person, or group, of 20% or more of our outstanding common stock.  If we enter into consolidation, merger, or other business combinations, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of A Preferred Stock, a number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined.  By potentially diluting the ownership of the acquiring company, our rights plan may dissuade prospective acquirors of our company. An amendment to the stockholder rights plan was approved in September 2005 that specifically excludes MHR from the provisions of the plan.

          The A Preferred Stockholders will be entitled to a preferential cumulative quarterly dividend of the greater of $1.00 per share or 100 times the per-share dividend declared on our stock and are also entitled to a liquidation preference, thereby hindering an acquiror’s ability to freely pay dividends or to liquidate the company following an acquisition.  Each A Preferred Stock share will have 100 votes and will vote together with the common shares, effectively preventing an acquiror from removing existing management.  The Rights contain anti-dilutive provisions and are redeemable at our option, subject to certain defined restrictions for $.01 per Right. The Rights expired on February 23, 2006, however our Board of Directors has authorized management to immediately commence the process leading to the establishment of a new rights plan with the same terms as the original plan.

          Provisions of our corporate charter documents, Delaware law and financing agreements may prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

          In connection with the MHR financing transaction, and after approval by our Board of Directors, as constituted on September 26, 2005, Dr. Mark H. Rachesky was appointed to the Board of Directors by MHR (the “MHR Nominee”) and Dr. Michael Weiser was appointed to the Board of Directors by both the majority of our Board of Directors and MHR (the “Mutual Director”), as contemplated by our recently amended by-laws that also require the consent of the MHR Nominee to increase the size of the Board.  Our certificate of incorporation provides that the MHR Nominee and the Mutual Director may be removed only by the affirmative vote of at least 85% of the shares of common stock outstanding and entitled to vote at an election of directors.  Our certificate of incorporation also provides that the MHR Nominee may be replaced only by an individual designated by MHR, unless the MHR Nominee has been removed for cause, in which case the MHR Nominee may be replaced only by an individual approved by both a majority of our Board of Directors and MHR.  Furthermore, the amendments to the by-laws and the certificate of incorporation provide that the rights granted to MHR by these amendments may not be amended or repealed without the unanimous vote or unanimous written consent of the Board of Directors or the affirmative vote of the holders of at least 85% of the shares of Common Stock outstanding and entitled to vote at the election of directors.  The amendments to the by-laws and the certificate of incorporation will remain in effect as long as MHR holds at least 2% of the shares of fully diluted Common Stock.  The amendments to the by-laws and the certificate of incorporation will have the effect of making it more difficult for a third party to gain control of our Board of Directors.

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

          As of December 31, 2005, our 52-week high and low closing market price for our common stock was $5.92 and $2.78, respectively.

          Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

          Sales of a substantial number of shares of common stock or warrants, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2005, there were outstanding options to purchase up to 3,109,425 shares of our common stock that are currently exercisable, and additional outstanding options to purchase up to 980,088 shares of common stock that are exercisable over the next several years. As of December 31, 2005, the Novartis Note is convertible into 2,418,362 shares of common stock. If the MHR Loan is exchanged for the Convertible Note, the Convertible Note will be convertible, at the sole discretion of MHR, into shares of common stock. At December 31, 2005, the Convertible Note would be convertible into approximately 4 million shares. The holders of these options have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other. The existence of these options may adversely affect the terms on which we may be able to obtain additional financing.

          Finally, in connection with the consummation of the financing transactions with MHR, we entered into a Registration Rights Agreement with MHR (together with any of MHR’s respective assignees that join the Registration Rights Agreement, the “Holders”). The Registration Rights Agreement obligates us to file a registration statement on Form S-3 within 30 days following the date of the exchange of the Loan into the Convertible Note in order to register the resale of (a) the Convertible Note, (b) shares of our common stock issued upon conversion of the Convertible Note, and (c) any other securities that may be issued, distributed or distributable with respect thereto. The Registration Rights Agreement also obligates us to provide certain additional registration rights to the Holders, including, among others, the right to demand that we file a registration statement in order to permit the Holders to sell registrable securities held by the Holders, piggyback rights and the right to participate in any other registered offering of registrable securities by us, and the right to make an unlimited number of requests upon us to register the resale of our registrable securities held by the Holders on Form S-3.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

          We currently lease approximately 86,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, New York for use as executive and administrative offices and laboratories.  The current lease expires in September 2007 and has options for two five-year extensions at then-current rates.

ITEM 3.	LEGAL PROCEEDINGS

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated. Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. On January 6, 2006, the district court ruled in our favor, finding that Lilly had breached the agreements on all counts tried and that our termination was proper. On January 20, 2006, Lilly filed a motion seeking to amend the district court’s decision. We opposed that motion and it is awaiting decision. There are still several issues pending in the case, including the question of damages we suffered as a result of Lilly’s breaches and our previously asserted claims that Lilly’s conduct also infringed our patents. Although the district court’s January 6, 2006 ruling was interlocutory and not immediately appealable by Lilly, it is possible that at some point Lilly will be permitted to appeal that decision. A reversal of the decision in this litigation concerning our claim and subsequent court decision that Lilly breached our agreements could limit our future ability to realize the potential value of our oral PTH 1-34 assets. Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that near-term costs will be minimal and we do not anticipate any significant impact on our ability to develop our product candidates. Through December 31, 2005, we have incurred approximately $2.3 million in expenses relating to this litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On January 17, 2006, we held a Special Meeting of Stockholders. The matters voted upon at the meeting were (i) approval of the exchange of the MHR loan for a convertible note and the conversion shares to be issued thereunder, and (ii) approval and adoption of the amended and restated certificate of incorporation. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker nonvotes are as follows:

	Votes For	Votes Against	Abstentions

Approval of the exchange of the MHR loan for a convertible note and the conversion shares to be issued thereunder	12,788,172	949,668	9,014
Approval and adoption of the amended and restated Certificate of Incorporation	12,517,470	1,221,728	7,656

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Emisphere common stock is traded on The Nasdaq Stock Market under the symbol “EMIS”.

          The following table sets forth the range of high and low intra-day sale prices as reported by The Nasdaq Stock Market for each period indicated.

	High	Low

2004
First quarter	$8.66	$5.43
Second quarter	6.82	3.62
Third quarter	4.42	2.86
Fourth quarter	4.13	2.75
2005
First quarter	6.02	3.14
Second quarter	4.58	2.50
Third quarter	4.94	3.04
Fourth quarter	4.86	3.90
2006
First quarter (through March 7, 2006)	7.00	4.33

          As of March 7, 2006 there were approximately 241 stockholders of record, including record owners holding shares on behalf of an indeterminate number of beneficial owners, and 23,737,277 shares of common stock outstanding. The closing price of our common stock on March 7, 2006 was $6.02.

          We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future.  We intend to retain earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 1995 Stock Option Plan, 2000 Stock Option Plan, the 2002 Broad Based Plan, (collectively “the Plans”) the 1997 Directors’ Option Plan, and the 1994 Qualified and Non-Qualified Employee Stock Purchase Plans (“ESPP”).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

The Plans
Equity compensation plans approved by security holders:
The Plans	3,799,513	$16.65	1,848,536
1997 Directors’ Option Plan	240,000	11.21	426,530
1994 Qualified and Non-Qualified ESPP	92,298	3.58	385,865
Equity compensation plans not approved by security holders (1)	50,000	8.86	—

Total	4,181,811	$15.96	2,660,931

(1)     Our Board of Directors has granted options which are currently outstanding for an executive officer, a former executive officer, and two consultants.  The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

ITEM 6.	SELECTED FINANCIAL DATA

          The following selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by our independent accountants.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$3,540	$1,953	$400	$3,378	$4,728

Costs and expenses:
Research and development	18,915	17,462	21,026	49,719	53,301
General and administrative	13,165	11,765	9,727	11,242	9,692
Restructuring (1)	—	—	(79)	1,417	—
Loss on impairment of intangible and fixed assets(2)	166	—	5,439	4,507	—
(Gain)/loss on sale of fixed assets	(563)	1	67	—	—
Depreciation and amortization	4,312	4,941	5,806	6,185	4,014

Total costs and expenses	35,995	34,169	41,986	73,070	67,007

Operating loss	(32,455)	(32,216)	(41,586)	(69,692)	(62,279)
Other (expense) and income	14,404	(5,306)	(3,283)	(1,650)	5,745

Net loss	$(18,051)	$(37,522)	$(44,869)	$(71,342)	$(56,534)

Net loss per share—Basic and diluted	$(0.81)	$(2.04)	$(2.48)	$(3.98)	$(3.18)

	December 31,

	2005	2004	2003	2002	2001

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investments	$9,218	$17,550	$43,008	$73,701	$139,278
Total assets	18,988	36,292	66,049	107,966	182,083
Long-term liabilities	23,121	40,238	39,871	34,690	30,637
Accumulated deficit	(350,606)	(332,555)	(295,033)	(250,164)	(178,822)
Stockholders’ (deficit) equity	(14,895)	(11,274)	22,807	67,540	137,642

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

(2)

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in connection with the restructurings, we performed an evaluation of certain intangible and fixed assets to determine if their carrying amount exceeded their fair value. In 2002, we recorded an impairment charge of $4.5 million. In 2003, we recorded an additional impairment charge of $5.4 million. No further impairment charges were incurred in 2004. In 2005, we recorded an additional impairment of $27 thousand related to equipment that had been classified as held for sale as of December 31, 2003 and we recorded an impairment charge of $139 thousand arising from a full physical inventory of laboratory equipment.

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

          Oral heparin and oral insulin are our two lead unpartnered programs. During 2006, we will continue to develop plans for advancing these two programs. Our strategy for the heparin program includes plans for a pivotal, Phase III trial designed to determine the safety and efficacy of oral heparin versus Coumadin® (sodium warfarin) for the prevention of venous thromboembolism following elective total hip replacement. In further support of the heparin program, we are collecting data to demonstrate to the FDA that the eligen® technology does not change the heparin in any measurable way. In this regard, during the third quarter of 2005 we conducted a multi-arm, cross-over, clinical trial with sixteen subjects to compare heparin delivered by different injection routes to heparin delivered orally in normal subjects.  Our strategy for the insulin program includes a 90 day Phase II trial to evaluate the safety and efficacy of low and high doses of oral insulin tablets versus placebo in subjects with Type 2 diabetes who have inadequate glycemic control with Metformin monotherapy. We began dosing patients in that trial in December 2005 and expect to complete dosing in June 2006.

          We will also continue to advance our collaborations with Roche on small molecule compounds for bone related diseases, with Novartis on salmon calcitonin and recombinant human growth hormone, and with a pharmaceutical company based outside the United States to develop an improved oral formulation of the antiviral compound acyclovir.

Liquidity and Capital Resources

          As of December 31, 2005, total cash, cash equivalents, restricted cash and investments were $9.2 million, which includes the $4.3 million in restricted cash related to the MHR note. We anticipate that our existing capital resources will not enable us to continue operations past mid-May of 2006, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to May 2006, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We are in discussions with investment bankers concerning our financing options. We cannot assure you that financing will be available on favorable terms or at all.

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of December 31, 2005, our accumulated deficit was approximately $351 million.  Our net loss was $18.1 million, $37.5 million and $44.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The significant decrease in net loss is a result of the $14.7 million gain on the extinguishment of the Elan note payable. Our cash outlays from operations and capital expenditures were $30.4 million for 2005. Our stockholders’ equity decreased from $22.8 million as of December 31, 2003 to a stockholders’ deficit of $11.3 million and $14.9 million as of December 31, 2004 and 2005, respectively.  We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          Cash Sources and Uses

          Cash inflows during 2005 include the equity financing completed in March 2005, the MHR note payable issued in September 2005, the sale of the Farmington, Connecticut facility, milestone payments and other research revenue received from partners. The primary uses of cash have been repayment of debt obligations and funding current operations.

          The following table summarizes cash flow activity for the year ended December 31, 2005 and 2004:

	Year ended December 31,

	2005	2004

	(in thousands)
Cash Sources
Proceeds from issuance of equity securities	$15,713	$1,199
Proceeds from issuance of note payable	12,866	10,000
Proceeds from collection of CEO note receivable	1,883	—
Net proceeds from sales and purchases of investments	8,593	1,270
Proceeds from sales of fixed assets	4,142	24

Total cash sources	$43,197	$12,493

Cash Uses
Cash used in operating activities	$30,282	$22,743
Repayment of debt obligations	13,517	13,312
Increase in restricted cash	4,294	—
Capital expenditures	121	758

Total cash uses	$48,214	$36,813

Decrease in cash	$(5,017)	$(24,320)

          The $7.5 million increase in cash used in operating activities as compared to the prior year is primarily due to a $2.8 million increase in professional fees paid related to the Lilly litigation and the implementation of section 404 of the Sarbanes-Oxley Act, a $1.6 million decrease in cash received from partners and a $1.4 million increase in net clinical trial expenses paid.

          On August 1, 2005, Dr. Goldberg repaid his outstanding note receivable to Emisphere in full. We received $1.9 million in cash and 46,132 shares of Emisphere common stock that had been held as collateral. These shares were valued using the closing price on July 29, 2005 of $3.56 and have been included in treasury stock.

          As of December 31, 2005, we had $4.3 million in restricted cash, which represents the remaining proceeds from the MHR Note available for future drawdowns. These amounts have been classified as restricted cash because the restricted cash account is controlled by MHR, and our right to draw down any of the funds in this account is conditioned upon the requested amounts being no more than 103% of the budgeted cash requirements for the applicable period and our certification that no event of default or  material adverse change, as defined in the Loan Agreement, has occurred and our representations and warranties under the Loan Agreement continue to be true and correct. We have the right and the intent to use these funds to support current operations.

Financing Activities

          On September 26, 2005, we executed the Loan Agreement with MHR. The Loan Agreement provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). The Loan Agreement was amended on November 11, 2005 to clarify certain terms. Net proceeds from the Loan were approximately $12.9 million, net of all transactional costs. The Loan is secured by a first priority lien in favor of MHR on substantially all of our assets. The proceeds from the Loan were disbursed to a restricted account and our right to have such funds disbursed to an operating account is conditioned upon the requested amounts for any period not being in excess of 103% of amounts in our budget for such period (then in effect under the terms of the Loan Agreement), and provided that we certify to MHR that no event of default has occurred under the Loan Agreement (or the Convertible Note described below, as applicable), no material adverse change has occurred and our representations and warranties under the Loan Agreement continue to be true and correct. The Loan Agreement requires us to hold a special stockholder meeting for the purpose of obtaining stockholder approval of (i) the exchange of the Loan for an 11% senior secured convertible note (the “Convertible Note”) with substantially the same terms as the Loan Agreement, except that the Convertible Note will be convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock (the “Conversion Shares”) at a price per share of $3.78, interest will be payable in kind rather than in cash and we will have the right to call the Convertible Note after September 26, 2010 if certain conditions are satisfied and (ii) the amendment and restatement of our Restated Certificate of Incorporation. On December 8, 2005, we filed with the Securities and Exchange Commission a definitive proxy statement relating to this special meeting of our stockholders. On January 17, 2006, the special meeting of stockholders was held and both proposals were approved by our stockholders.

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

          As of March 31, 2005, we completed the sale of 4 million registered shares of common stock and warrants to purchase up to 1.5 million shares of common stock. The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock, at a price of $3.935 per unit. Gross proceeds from the sale were $15.7 million. The net proceeds from this offering were $15.1 million, net of total issuance costs of $0.6 million. $13 million of the proceeds were used on April 1, 2005 for the extinguishment of the Elan note.

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

Overview of Operations

          Revenue – Revenue increased during 2005 due in large part to the achievement of a milestone in the Roche collaboration.

          Research and Development – Research and development costs increased during 2005 as we increased efforts to prepare for a Phase III pivotal trial for heparin and began our Phase II trial for insulin.

          Financing – We raised $15 million through an equity offering in March 2005 and $13 million by issuing a senior secured note to MHR in September 2005. The note is exchangeable for a senior secured convertible note at MHR’s option.

          Prepayment of Elan note payable – We completed the repurchase of our note payable to Elan in March 2005, resulting in a non-cash gain of $14.7 million.

          Sale of Farmington, Connecticut facility – We completed the sale of our Farmington, Connecticut research facility in June 2005, resulting in net proceeds of $4.1 million and a gain on sale of fixed assets of $0.6 million.

Results of Operations

          Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended December 31,

	2005	2004	Change	% Change

	(in thousands)
Revenue	$3,540	$1,953	$1,587	81%
Research and development	18,915	17,462	1,453	8%
General and administrative expenses	13,165	11,765	1,400	12%
Loss on impairment of fixed assets	166	—	166	n/m
Gain on sale of fixed assets	(563)	1	(564)	n/m
Depreciation and amortization	4,312	4,941	(629)	(13)%
Operating expenses	35,995	34,169	1,826	5%
Operating loss	(32,455)	(32,216)	(239)	1%
Other income (expense)	14,404	(5,306)	19,710	n/m
Net loss	(18,051)	(37,522)	19,471	52%

          Revenue increased significantly as compared to 2004 as a result of the new collaborations signed with Novartis and Roche in the second half of 2004. Under the Novartis agreement, the original one year license period was extended through March 31, 2006 at no cost to Novartis. We cannot predict whether Novartis will elect to commence the development phase of the project at that time. The product being developed under the Roche agreement entered Phase I clinical trials in the second quarter of 2005, triggering a milestone payment under the agreement. The receipt of this milestone payment resulted in recognition of additional revenue, in accordance with our revenue recognition policy which limits revenue recognition to total non-refundable cash received. An additional milestone was reached under the Roche agreement in February 2006. Additional milestone payments under this agreement may not be earned in the short-term or at all.

          Research and development costs increased by $1.5 million compared to 2004.  This increase is partly the result of an increase of $0.9 million in clinical trial activity; specifically, completion of the “heparin is heparin” trial and the initiation of the Phase II insulin trial in India. Additionally, 2004 expenses were lowered by the receipt of a $0.5 million credit upon completion of the final reconciliation of payments related to the PROTECT liquid oral heparin trials.  The final cause of the increase is a rise in utility costs of $0.4 million.  These increases were partially offset by a decrease in outside laboratory analysis fees, which reflects a progression from pre-clinical to clinical activities.

          General and administrative expenses increased by $1.4 million compared to the prior year. The increase reflects an overall increase in professional fees, including $1.3 million in consulting and accounting fees associated with implementing the requirements of section 404 of the Sarbanes-Oxley Act.

          The $0.6 million gain on sale of fixed assets relates to the sale of the Farmington, Connecticut research facility.

          Depreciation and amortization costs decreased by $0.6 million as compared to 2004. This decrease in depreciation results from a decrease in capital expenditures over the last several years.

          Other expense and income was $14.4 million of income in 2005 as compared to $5.3 million of expense for 2004.  Several transactions affected this fluctuation. First, 2004 includes $5.9 million in interest expense related to the note payable to Elan, which was repaid in the first quarter of 2005. Interest expense for 2005 includes $0.5 million related to the Novartis note and $0.6 million related to the MHR note. Also included in other income and expense in 2005 is the net increase in the fair value of derivative instruments of $0.6 million. In addition, 2005 includes a $14.7 million gain on the extinguishment of debt related to the repurchase of our indebtedness to Elan and a $1.0 million gain related to the sale of certain investments. These gains were partially offset by decreases in investment and other income.

          As a result of the above factors, we sustained a net loss of $18.1 million for the year ended December 31, 2005, compared to a net loss of $37.5 million for the year ended December 31, 2004. These results include a number of non-recurring transactions – the increase in revenue, the gain on the extinguishment of the note payable to Elan, and the gains on the sales of fixed assets and investments – and are therefore not necessarily indicative of future results.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year Ended December 31,

	2004	2003	Change	% Change

	(in thousands)
Revenue	$1,953	$400	$1,553	388%
Research and development	17,462	21,026	(3,564)	(17)%
General and administrative expenses	11,766	9,715	2,051	21%
Loss on impairment of fixed assets	—	5,439	(5,439)	(100)%
Depreciation and amortization	4,941	5,806	(865)	(15)%
Operating expenses	34,169	41,986	(7,817)	(19)%
Operating loss	(32,216)	(41,586)	9,370	23%
Other expense	(5,306)	(3,283)	(2,023)	(62)%
Net loss	(37,522)	(44,869)	7,347	16%

          Revenue increased significantly as compared to 2003 as a result of the new collaborations signed with Novartis and Roche in the second half of 2004.

          Research and development costs decreased by $3.6 million compared to 2003.  This decrease is comprised of a decrease in occupancy costs of $1.1 million due to the surrender of a portion of the leased space at the Tarrytown facility in late 2003, a decrease in clinical trial expenses of $0.8 million related to the final reconciliation of payments related to the PROTECT liquid oral heparin trials and a $1.7 million decrease in all other research costs.  The decrease in all other research costs of $1.7 million consisted of $0.4 million in reduced compensation and related expenses, $0.8 million in reduced lab/clinical supply costs, and $0.5 million in lower consulting and other miscellaneous costs, which reflect an overall effort to reduce spending.

          General and administrative expenses increased by $2.0 million. The increase is primarily the result of increased professional fees associated with the litigation with Lilly.

          The 2003 loss on impairment of fixed assets arose from the surrender to the landlord of approximately 27% of our leased space at the Tarrytown facility and from the impairment of equipment held for sale at the Farmington, Connecticut research facility.

          Depreciation and amortization costs decreased by $0.9 million as compared to 2003. This decrease is primarily due to the surrender of the leased space at the Tarrytown facility at the end of 2003.

          Other expense and income increased by $2.0 million compared to the prior year.  The increase is primarily the result of a decrease in investment income of $1.2 million and an increase in interest expense of $1.0 million related to the note payable to Elan.  See “Liquidity and Capital Resources” for further discussion concerning the Elan note. The decrease in investment income resulted from lower cash and investment balances.

          Based on the above, we sustained a net loss of $37.5 million for the year ended December 31, 2004, compared to a net loss of $44.9 million for the year ended December 31, 2003.

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

          Revenue Recognition – Revenue includes amounts earned from collaborative agreements and feasibility studies and is recognized using the lower of the percentage complete applied to expected contractual payments or the total non-refundable cash received to date. Changes in the projected hours to complete the project could significantly change the amount of revenue recognized. During the year ended December 31, 2005, we do not believe that reasonable changes in the projections would have had a material effect on recorded revenue.

          Purchased Technology – Purchased technology represents the value assigned to patents and the rights to use, sell or license certain technology in conjunction with heparin. These assets underlie our research and development projects related to solid oral heparin, and if the projects prove unsuccessful, the assets have no alternative future use.  Cash flow projections for our potential heparin product greatly exceed the $2 million book value of purchased technology. However, if a competitor were to gain FDA approval for an oral heparin product before us or future clinical trials related to oral heparin failed to meet the targeted endpoints, we would likely record an impairment related to these assets.

          Warrants and the MHR warrant purchase option – Warrants issued in connection with the Kingsbridge Common Stock Purchase Agreement and the equity financing completed in March 2005 have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. The warrant purchase option contained in the MHR Note is accounted for separately from the underlying debt and recorded as a derivative instrument. This embedded derivative instrument was classified as a liability at issuance. At each balance sheet date, we adjust the warrants and the warrant purchase option to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. Although we believe the assumptions used to estimate the fair values of the warrants and warrant purchase option are reasonable, we cannot assure the accuracy of the assumptions or estimates.  See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information on the volatility in market value of derivative instruments.

          Equipment and Leasehold Improvements.Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the life of the lease or of the improvements, whichever is shorter. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

          Impairment of Long-Lived Assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is triggered if the carrying amount exceeds estimated undiscounted future cash flows. We recognized an impairment on long-lived assets of $5.4 million during the year ended December 31, 2003.  This impairment was based on estimates of future cash flows, including potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Actual results could differ significantly from these estimates, which would result in additional impairment losses or losses on disposal of the assets. During 2005, we conducted a full physical inventory of all laboratory equipment. This inventory identified equipment with a net book value of $139 thousand that could not be located within our facilities. This equipment was removed from our books, and the loss of $139 thousand was recorded in loss on impairment of fixed assets on the consolidated statement of operations.

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

New Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The revised statement, SFAS 123(R), “Share-Based Payment”, establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) eliminates the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date.  For public companies, SFAS 123(R) is effective at the beginning of the first interim or annual reporting period that begins after December 15, 2005. We plan to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We have also elected to continue to use the Black-Scholes model to value our share-based payments. We are currently evaluating the other requirements of SFAS 123(R). We expect the adoption of SFAS 123(R) will have a significant impact on our financial statements, but have not determined the extent of the impact. We believe the impact of adopting SFAS 123(R), based on our unvested options outstanding at December 31, 2005, will be to increase our stock-based employee compensation expense in 2006 by $1.0 million to $1.2 million. The preceding excludes the effect of our Employee Stock Purchase Plan, which has not been determined.

          In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”, and requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS 154, as applicable, beginning January 1, 2006.

          Off-Balance Sheet Arrangements

          As of December 31, 2005, we had no material off-balance sheet arrangements, other than operating leases.

          In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2005.

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

          Significant contractual obligations as of December 31, 2005 are as follows:

	Amount Due in

Type of Obligation	Total Obligation	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

	(in thousands)
Long-term debt (1) (2)	$43,879	$—	$—	$12,515	$31,364
Derivative liabilities (3)	6,528	6,528	—	—	—
Capital lease obligations (1)	235	235	—	—	—
Operating lease obligations	2,932	1,759	1,173	—	—
Clinical research organizations (4)	143	143	—	—	—

Total	$53,717	$8,665	$1,173	$12,515	$31,364

(1)	Amounts include both principal and related interest payments.

(2)

In December 2004, we issued a $10 million convertible note payable to Novartis (the “Novartis Note”) due December 2009. Interest may be paid annually or accreted as additional principal. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of Company common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Upon the occurrence of an event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. At December 31, 2005, the balance on the Novartis Note was $10.5 million.

In September 2005, we issued a $15 million note to MHR due September 2012. Interest at 11% is compounded monthly and payable quarterly until such time that MHR, at its sole discretion and after receiving the requisite stockholder approval, exchanges the Loan for the Convertible Note. If such an exchange occurs, the interest will then be accreted as additional principal. See “Liquidity and Capital Resources” above for further information concerning the MHR Note. At December 31, 2005, the balance on the MHR Note was $15 million. The amount shown above assumes that the Loan is exchanged for the Convertible Note in the first quarter of 2006.

(3)

We have issued warrants to purchase shares of our common stock which contain provisions requiring us to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. As a result, these warrants have been classified as liabilities. Additionally, in conjunction with the MHR Note, we issued options to purchase warrants containing the same cash payment provisions discussed above. The warrants and warrant purchase option have been recorded at their fair value and are classified as current liabilities. The value and timing of the actual cash payments related to these derivative instruments could differ materially from the amounts and periods shown.

(4)	We are obligated to make payments under certain contracts with third parties who provide clinical research services to support our ongoing research and development.

Transactions with Related Parties

          During 2003, two former members of the Board of Directors resigned their Board positions and became consultants to Emisphere. The consulting agreements terminated in accordance with their original terms in November 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Fair Value of Warrants and Derivative Liabilities.  At December 31, 2005, the value of derivative instruments was $6.5 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect on the fair value of derivative instruments of changes in certain of the assumptions made:

Increase/(decrease)

(in thousands)
10% increase in stock price	$887
20% increase in stock price	1,785
5% increase in assumed volatility	241
10% decrease in stock price	(874)
20% decrease in stock price	(1,734)
5% decrease in assumed volatility	(253)

          Investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments may consist of U.S. mortgage-backed securities, commercial paper, corporate notes and corporate equities.  Our fixed rate interest-bearing investments totaled $3 million at December 31, 2005. These investments mature in less than one year. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

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

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. The evaluation was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.  PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued a report on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005, which report is included herein at page F-2.

          Because of its inherent limitations, internal contorl over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders. We have adopted a code of ethics applicable to our directors, chief executive officer, chief financial officer, controller and senior financial management. Our code of ethics is filed as Exhibit 14.1 and is available on our website at www.emisphere.com/ovr_cgcoe.asp.

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

(3) Exhibits

A list of the exhibits filed as a part of this report appears on pages E-1 and E-2, which follow immediately after the financial statements.

(b)	See Exhibits listed under the heading “Exhibit Index” set forth on page E-1.

(c)	Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Consolidated Financial Statements.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2006

EMISPHERE TECHNOLOGIES, INC.

By:	/s/ MICHAEL M. GOLDBERG

Michael M. Goldberg, M.D.
Chairman of the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ MICHAEL M. GOLDBERG	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 16, 2006

Michael M. Goldberg, M.D.

/s/ HOWARD M. PACK	Director	March 16, 2006

Howard M. Pack

/s/ MARK H. RACHESKY	Director	March 16, 2006

Mark H. Rachesky, M.D.

/s/ MICHAEL WEISER	Director	March 16, 2006

Michael Weiser, M.D.

/s/ STEPHEN K. CARTER	Director	March 16, 2006

Stephen K. Carter, M.D.

/s/ ELLIOT M. MAZA	Chief Financial Officer (principal financial officer)	March 16, 2006

Elliot M. Maza, J.D., C.P.A.

EMISPHERE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Emisphere Technologies, Inc.:

          We have completed an integrated audit of Emisphere Technologies, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Emisphere Technologies, Inc. and its subsidiary, at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced sustained operating losses, has limited capital resources and has significant future commitments that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting
          Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

New York, New York
March 16, 2006

EMISPHERE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$1,950	$6,967
Restricted cash	4,294	—
Short-term investments	2,974	10,583
Accounts receivable	71	120
Prepaid expenses and other current assets	951	2,516

Total current assets	10,240	20,186
Equipment and leasehold improvements, net	5,899	10,007
Land, building and equipment held for sale, net	—	3,589
Purchased technology, net	2,034	2,273
Other assets	815	237

Total assets	$18,988	$36,292

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,316	$3,823
Deferred revenue	290	1,839
Current portion of capital lease obligation	225	207
Current portion of deferred lease liability	397	397
Derivative instruments	6,528	762
Other current liabilities	6	300

Total current liabilities	10,762	7,328
Notes payable, including accrued interest and net of related discount	22,857	39,332
Capital lease obligation, net of current portion	—	245
Deferred lease liability, net of current portion	264	661

Total liabilities	33,883	47,566

Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding-none	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 23,673,299 shares (23,383,567 outstanding) in 2005 and 19,354,349 shares (19,110,749 outstanding) in 2004	237	193
Additional paid-in capital	339,452	325,721
Note receivable from officer and director	—	(804)
Accumulated deficit	(350,606)	(332,555)
Accumulated other comprehensive loss	(26)	(42)
Common stock held in treasury, at cost; 289,732 as of December 31, 2005 and 243,600 shares as of December 31, 2004	(3,952)	(3,787)

Total stockholders’ deficit	(14,895)	(11,274)

Total liabilities and stockholders’ deficit	$18,988	$36,292

The accompanying notes are an integral part of the consolidated financial statements

EMISPHERE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,

	2005	2004	2003

Revenue	$3,540	$1,953	$400

Costs and expenses:
Research and development	18,915	17,462	21,026
General and administrative	13,165	11,765	9,648
(Gain)/loss on sale of fixed assets	(563)	1	67
Loss on impairment of fixed assets	166	—	5,439
Depreciation and amortization	4,312	4,941	5,806

Total costs and expenses	35,995	34,169	41,986

Operating loss	(32,455)	(32,216)	(41,586)

Other income and (expense):
Gain on extinguishment of note payable	14,663	—	—
Investment and other income	526	846	1,882
Gain on sale of investment	980	—	—
Change in fair value of derivative instruments	(624)	(136)	—
Interest expense	(1,141)	(6,016)	(5,165)

Total other income and (expense)	14,404	(5,306)	(3,283)

Net loss	$(18,051)	$(37,522)	$(44,869)

Net loss per share, basic and diluted	$(0.81)	$(2.04)	$(2.48)

Weighted average shares outstanding, basic	22,300,646	18,411,240	18,077,402

Weighted average shares outstanding, diluted	22,311,881	18,411,240	18,077,402

The accompanying notes are an integral part of the consolidated financial statements

EMISPHERE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(18,051)	$(37,522)	$(44,869)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,073	4,702	5,567
Amortization of purchased technology	239	239	239
Non-cash interest expense	667	6,103	5,165
Changes in the fair value of derivative instruments	624	—	—
Gain on extinguishment of note payable	(14,663)	—	—
Impairment of intangible and fixed assets	166	—	5,439
Non-cash compensation	167	919	415
Net realized (gain) loss on sale of investment	(980)	—	(493)
(Gain) loss on sale of fixed assets	(563)	1	67
Other	150	(235)	(112)
Changes in assets and liabilities excluding non-cash charges:
Decrease in accounts receivable	49	206	509
Decrease in prepaid expenses and other current assets	357	87	443
Increase in other assets	(64)	—	(5)
(Decrease) increase in accounts payable and accrued expenses	(507)	1,439	(2,686)
(Decrease) increase in deferred revenue	(1,549)	1,714	125
Decrease in deferred lease liability	(397)	(396)	(467)

Total adjustments	(12,231)	14,779	14,206

Net cash used in operating activities	(30,282)	(22,743)	(30,663)

Cash flows from investing activities:
Proceeds from sale and maturity of investments	8,593	7,227	56,193
Purchases of investments	—	(5,957)	(17,243)
Increase in restricted cash	(4,294)	—	—
Proceeds from collection of CEO note receivable	1,883	—	—
Proceeds from sale of fixed assets	4,142	24	152
Capital expenditures	(121)	(758)	(1,168)

Net cash provided by investing activities	10,203	536	37,934

Cash flows from financing activities:
Proceeds from exercise of stock options	655	1,199	551
Net proceeds from issuance of common stock	11,321	—	—
Net proceeds from issuance of warrants	3,737	—	—
Repayment of Elan note payable	(13,000)	(13,000)	—
Net proceeds from issuance of note payable	12,866	10,000	—
Repayment of notes payable and capital lease obligation	(517)	(312)	—
Proceeds from capital lease obligation	—	—	681

Net cash provided by (used in) financing activities	15,062	(2,113)	1,232

Net (decrease) increase in cash and cash equivalents	(5,017)	(24,320)	8,503
Cash and cash equivalents, beginning of year	6,967	31,287	22,784

Cash and cash equivalents, end of year	$1,950	$6,967	$31,287

Supplemental disclosure of cash flow information:
Tax refund		$79	$119
Interest paid	$474	$49
Non-cash investing and financing activities:
Issuance of stock options to consultants	$117	$198	$536
Financing of insurance premium		$373
Issuance of common stock in connection with paydown of Elan note		$1,980
Issuance of warrants	$1,632	$626
Treasury stock received as partial settlement of CEO note receivable	$164
Fair value of stock-based compensation under employee stock purchase plan		$672

The accompanying notes are an integral part of the consolidated financial statements

EMISPHERE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the years ended December 31, 2005, 2004 and 2003
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Common Stock Held in Treasury

	Shares	Amount					Shares	Amount	Total

Balance, December 31, 2002	18,253,131	182	321,292	(804)	(250,164)	821	243,600	(3,787)	67,540
Net loss					(44,869)				(44,869)
Unrealized loss on investments						(831)			(831)

Comprehensive loss									(45,700)

Sale of common stock under employee stock purchase plans and exercise of options	193,957	2	549						551
Issuance of stock options for services rendered			416						416

Balance, December 31, 2003	18,447,088	184	322,257	(804)	(295,033)	(10)	243,600	(3,787)	22,807
Net loss					(37,522)				(37,522)
Unrealized loss on investments						(32)			(32)

Comprehensive loss									(37,554)

Issuance of common stock in connection with paydown of Elan note	600,000	6	1,974						1,980
Sale of common stock under employee stock purchase plans and exercise of options	297,641	3	1,868						1,871
Issuance of warrants in connection with financing agreement			(626)						(626)
Issuance of stock to directors	9,620		50						50
Issuance of stock options for services rendered			198						198

Balance, December 31, 2004	19,354,349	193	325,721	(804)	(332,555)	(42)	243,600	(3,787)	(11,274)
Net loss					(18,051)				(18,051)
Unrealized gain on investments						16			16

Comprehensive loss									(18,035)

Issuance of warrants in connection with paydown of Elan note			1,632						1,632
Issuance of common stock	4,000,000	40	11,281						11,321
Sale of common stock under employee stock purchase plans and exercise of options	305,100	4	651						655
Collection of CEO note receivable				804			46,132	(165)	639
Issuance of stock to directors	13,850		50						50
Issuance of stock options for consulting services			117						1172

Balance, December 31, 2005	23,673,299	$237	$339,452	—	$(350,606)	$(26)	289,732	$(3,952)	$(14,895)

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

          Our core business strategy is to develop oral forms of drugs that are not currently available or have poor bioavailability in oral form, either alone or with partners, by applying the eligen® technology to those drugs. Typically, we conduct proof-of-concept Phase I and II clinical trials with the objective of attracting a partner to commercialize our product candidates without significant further funding.  We also pursue development of certain product candidates on our own. We expect to continue to incur operating losses.

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

          Liquidity. We anticipate that our existing capital resources will not enable us to continue operations past mid-May of 2006, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to May 2006, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We are in discussions with investment bankers concerning our financing options. We cannot assure you that financing will be available on favorable terms or at all.

          We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of December 31, 2005, our accumulated deficit was approximately $351 million.  Our net loss was $18.1 million, $37.5 million and $44.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The significant decrease in net loss is a result of the $14.7 million gain on the extinguishment of the Elan note payable. Our cash outlays from operations and capital expenditures were $30.4 million for 2005. Our stockholders’ equity decreased from $22.8 million as of December 31, 2003 to a stockholders’ deficit of $11.3 million and $14.9 million as of December 31, 2004 and 2005, respectively.

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

          We consider our investments to be available for sale. Investments are carried at fair value, with unrealized holding gains and losses reported in stockholders’ deficit. The fair value of the investments has been estimated based on quoted market prices.

          Realized gains and losses are included as a component of investment income. In computing realized gains and losses, we determine the cost of our investments on a specific identification basis. Such cost includes the direct costs to acquire the investments, adjusted for the amortization of any discount or premium. The following is a summary of sales of investments:

			Realized

Year ended December 31,	Amortized Cost Basis	Proceeds	Gains	Losses	Net

	(in thousands)
2005	$1,088	$2,068	$989	$(9)	$980
2004	—	—	—	—	—
2003	2,169	2,662	493	—	493

          The following is a summary of the fair value of available for sale investments:

	Less than 12 Months		12 Months or Greater		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)
At December 31, 2005:
Maturities less than one year:
Mortgage-backed securities	—	—	$2,974	$(26)	$2,974	$(26)

At December 31, 2004:
Equity securities	$88	—	—	—	$88	—
Maturities less than one year:
Mortgage-backed securities	6,527	$(10)	—	—	6,527	$(10)
Maturities between one and three years:
Mortgage-backed securities	1,982	(18)	$1,986	$(14)	3,968	(32)

	$8,597	$(28)	$1,986	$(14)	$10,583	$(42)

          The unrealized losses on our investments were primarily caused by interest rate increases, which generally resulted in a decrease in the market value of our portfolio. Changes in fair value due to interest rate changes typically diminish as the securities approach maturity. We intend to hold these securities for most, if not all, of their remaining term. As a result, we do not consider these marketable securities at December 31, 2005 and 2004 to be other-than-temporarily impaired.

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

          Purchased Technology. Purchased technology represents the value assigned to patents and the right to use, sell or license certain technology in conjunction with solid oral heparin that were acquired from Ebbisham Ltd. These assets underlie our research and development projects related to solid oral heparin and, if the projects prove unsuccessful, the assets have no alternative future use. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the fair value of purchased technology is reviewed for impairment whenever events and circumstances indicate that the carrying value might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is triggered if the carrying amount exceeds estimated undiscounted future cash flows.  See Note 5 for a further discussion of purchased technology.

          Impairment of Long-Lived Assets.  In accordance with SFAS 144, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.  See Note 4 for further discussion of impairments recognized under SFAS 144.

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

          Repurchase of Common Stock. In the past, we have repurchased shares of our common stock. Such stock, which is deemed to be treasury stock, is recorded at cost.

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

          We have several stock-based compensation plans, which are described in Note 11. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (“SFAS 148”), pro forma operating results have been determined as if we had prepared our financial statements in accordance with the fair value based method. The following table illustrates the effect on net loss and net loss per share based upon the fair value based method of accounting for stock based compensation. Since option grants awarded during 2005, 2004, and 2003 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method. During the year ended December 31, 2004, we recorded a compensation expense charge of $671 thousand related to our Employee Stock Purchase Plan.  This charge was the result of variable stock award accounting.

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Net loss, as reported	$(18,051)	$(37,522)	$(44,869)
Add: Stock-based employee compensation expense included in reported net loss	50	824	211
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,690)	(7,968)	(8,551)

Pro forma net loss	$(20,691)	$(44,667)	$(53,209)

Net loss per share amounts, basic and diluted:
As reported	$(0.81)	$(2.04)	$(2.48)
Pro forma	$(0.93)	$(2.43)	$(2.94)

          For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in computing the fair value of options granted: expected volatility of 86% in 2005, 94% in 2004 and 96% in 2003, expected lives of five years, zero dividend yield, and risk-free interest rate of 3.9% in 2005, 3.9% in 2004 and 2.8% in 2003. For the Employee Stock Purchase Plans, it is not practicable to reasonably estimate the fair value of an award at the grant date. Therefore, the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. We calculate estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the three and nine months ended September 30, 2005 and 2004, respectively.

          The fair value of options granted to non-employees for goods or services is expensed as the goods are utilized or the services performed.

          Other disclosures required by SFAS 123 have been included in Note 11.

          Net Loss Per Share. The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2005 and 2004:

	Year Ended December 31,

	2005	2004

	(in thousands, except share amounts)
Basic net loss	$(18,051)	$(37,522)
Dilutive securities:
Warrants	(19)	—

Diluted net loss	$(18,070)	$(37,522)

Weighted average common shares outstanding	22,300,646	18,411,240
Dilutive securities:
Warrants	11,235	—

Diluted average common stock equivalents outstanding	22,311,881	18,411,240

Basic and diluted net loss per share	$(0.81)	$(2.04)

          The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Year Ended December 31,

	2005	2004	2003

Options to purchase common shares	4,302,142	5,759,042	5,529,507
Outstanding warrants and options to purchase warrants	2,717,211	250,000	—
Novartis convertible note payable	2,418,362	2,925,095	—

	9,437,715	8,934,137	5,529,507

The table above does not include any shares that would be issuable if the MHR Note is exchanged for the Convertible Note. At December 31, 2005, the Convertible Note would be convertible into 3,968,254 shares.

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

Additionally, we are engaged in research and development activities and have not yet developed products for sale. Accordingly, at this stage of our development, a credit risk assessment is highly judgmental. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2005, the carrying value of the notes payable and accrued interest was $22.9 million. See Note 7 for further discussion of the notes payable.

          Derivative Instruments. Derivative instruments consist of common stock warrants, options to purchase common stock warrants, and certain instruments embedded in the MHR Note and related agreements. These financial instruments are recorded in the consolidated balance sheets at fair value as liabilities. Changes in fair value are recognized in earnings in the period of change.

          Comprehensive Loss.  Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss includes net loss adjusted for the change in net unrealized gain or loss on marketable securities.  The disclosures required by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” for the years ended December 31, 2005, 2004 and 2003 have been included in the consolidated statements of stockholders’ equity.

          Reclassification of Prior Year Balances.  Certain balances in prior years’ consolidated financial statements have been reclassified to conform with current year presentation.

          Future Impact of Recently Issued Accounting Standards.  In December 2004, the FASB issued a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The revised statement, SFAS 123(R), “Share-Based Payment”, establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) eliminates the option of accounting for share-based compensation transactions using APB No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of employee stock options and similar awards, as measured on the awards’ grant date.  For public companies, SFAS 123(R) is effective at the beginning of the first interim or annual reporting period that begins after June 15, 2005. We plan to adopt SFAS 123(R) in our fiscal quarter ending September 30, 2005.  SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We have also elected to continue to use the Black-Scholes model to value our share-based payments. We are currently evaluating the other requirements of SFAS 123(R). We believe the impact of adopting SFAS 123(R), based on our unvested options outstanding at December 31, 2005, will be to increase our stock-based employee compensation expense in 2006 by $1.0 million to $1.2 million. The preceding excludes the effect of our Employee Stock Purchase Plan, which has not been determined.

          In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”, and requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS 154, as applicable, beginning January 1, 2006.

3. Prepaid Expenses and Other Current Assets

          Prepaid expenses and other current assets consist of the following:

	December 31,

	2005	2004

	(in thousands)
Prepaid expenses	$880	$1,186
Note receivable from officer and director	—	1,233
Other	71	97

	$951	$2,516

          The note receivable from officer and director resulted from the July 31, 2000 exercise of stock options by our Chairman and Chief Executive Officer, Dr. Michael Goldberg. The loan was in the form of a full recourse promissory note bearing a variable interest rate based upon LIBOR plus 1% (3.4% at December 31, 2004), and collateralized by 100,543 shares of common stock issued upon exercise of the stock options. Interest was payable monthly and principal was due the earlier of July 31, 2005 or upon the sale of stock held as collateral. At December 31, 2004, the balance of the note receivable is $2.0 million, of which $1.2 million, relating to the income taxes resulting from the exercise, is included in prepaid expenses and other current assets and $0.8 million, relating to the exercise price, has been deducted from stockholders’ deficit on the consolidated balance sheets. The loan was repaid in full in the third quarter of 2005 (see Note 10).

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

          We compared the net book value of the furniture and equipment to be leased to the fair value, which was determined to be the net present value of the furniture payments, or $0.7 million, and determined that the assets were impaired.  Based on this evaluation, we recorded an impairment charge of $4.3 million during the year ended December 31, 2003, which has been included in loss on impairment of fixed assets on the consolidated statements of operations. The lease of these assets will result in a reduction of depreciation expense of $1.2 million in 2006, and $0.4 million in years 2007 through 2009.

          In connection with this transaction, we identified equipment that had no future use.  This equipment was segregated and classified as available for sale as of December 31, 2003.  This equipment was evaluated for potential impairment based on quotes from scientific equipment resellers.  These evaluations resulted in an impairment charge of $69 thousand for the year ended December 31, 2003, which has been included in loss on impairment of fixed assets on the consolidated statements of operations. At June 30, 2005, we evaluated this equipment for potential impairment. Although the equipment was still being marketed, the fact that we had been unable to sell it in the eighteen months since it had been classified as available for sale cast a significant doubt on our ability to recover any of the cost of the equipment. Accordingly, this equipment was written down to zero, resulting in an impairment charge of $27 thousand, which is included in loss on impairment of fixed assets on the consolidated statements of operations for the year ended December 31, 2005.

          Farmington Facility Transaction. In June 2005, we completed the sale of our Farmington, Connecticut research facility to Winstanley Enterprises LLC for net proceeds of $4.1 million. These assets are included in land, building and equipment held for sale, net on the consolidated balance sheet as of December 31, 2004. A gain of $0.6 million was recorded in connection with the sale. The litigation commenced by the Farmington Avenue Baptist Church (the “Church”), including the filing of a notice of pendency, was settled, and a withdrawal of the Church’s action was filed with the Superior Court of the State of Connecticut on August 5, 2005.

          Subsequent to the decision to sell the Farmington facility, equipment with a net book value of $0.4 million was transferred for use at the Tarrytown facility and equipment with a net book value of $0.3 million was sold. The remaining items of equipment were then evaluated for potential impairment. The evaluations were based on the age and condition of the equipment, potential offers from third parties, quotes from scientific equipment resellers, and recent sales of similar equipment at auction or by us. Based on this evaluation, we recorded an impairment charge of $1.0 million during the year ended December 31, 2003, which has been included in loss on impairment of fixed assets on the consolidated statement of operations.  At December 31, 2004, we performed an evaluation of the remaining equipment and determined that no further impairment loss had been incurred.

          Equipment Impairment. Impairment charges primarily relate to the Tarrytown facility transaction and the Farmington facility transaction, as discussed above.

          Fixed Assets. Equipment and leasehold improvements, net, including assets held under capital lease, consists of the following:

		December 31,

	Useful Lives in Years	2005	2004

		(in thousands)
Equipment	3-7	$9,611	$14,126
Leasehold improvements	Life of lease	19,209	19,094

		28,820	33,220
Less, accumulated depreciation and amortization		22,921	23,213

		$5,899	$10,007

          Depreciation expense for the years ended December 31, 2005, 2004 and 2003, was $4.1 million, $4.7 million and $5.6 million, respectively.  Included in equipment are assets which were acquired under capital leases with a cost of $0.7 million and a net book value of $0.3 million at December 31, 2005 and $0.5 million at December 31, 2004 (see Note 14).

          Land, building and equipment held for sale, net consists of the following:

		December 31,

	Useful Lives in Years	2004

		(in thousands)
Land	—	$1,170
Building	13	1,983
Equipment	3-7	1,004

		4,157
Less, accumulated depreciation and amortization		568

		$3,589

          Land, building and equipment held for sale were classified as such on December 31, 2002 and therefore no depreciation was recorded for those assets during 2003, 2004 and 2005.

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

          At December 31, 2005 and 2004, we performed an evaluation of the recoverability of the remaining purchased technology related to the solid forms of oral heparin. We are proceeding with planned studies related to this formulation and we estimate that future undiscounted cash flows from programs related to the solid forms of oral heparin are sufficient to realize the carrying value of the asset and, therefore, no impairment of the remaining purchased technology has been recorded.

          The carrying value of the purchased technology is comprised as follows:

	December 31,

	2005	2004

	(in thousands)
Gross carrying amount	$4,533	$4,533
Accumulated amortization	2,499	2,260

Net book value	$2,034	$2,273

          Amortization of purchased technology was $239 thousand for 2003, 2004 and 2005. Estimated amortization expense for the purchased technology is $239 thousand for each of the next five years.

6. Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses consist of the following:

	December 31,

	2005	2004

	(in thousands)
Accounts payable	$1,577	$1,349
Clinical trial expenses and contract research	143	143
Accrued vacation	477	522
Legal and other professional fees	1,119	1,809

	$3,316	$3,823

7. Notes Payable and Restructuring of Debt

          Notes payable consist of the following:

	December 31,

	2005	2004

	(in thousands)
Elan Note	—	$29,295
Novartis Note	$10,498	10,037
MHR Note	12,359	—

	$22,857	$39,332

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

          This transaction was accounted for as a troubled debt restructuring.  The carrying amount of the debt was reduced to an amount equal to the total future cash payments, or $13 million.  The fair value of the warrant issued, estimated using the Black-Scholes option pricing model, was $1.6 million at the date of issuance. A gain of $14.7 million, calculated as the difference between the carrying value of approximately $29 million and the fair value of cash paid and warrants issued, was recognized in our consolidated statement of operations for 2005. Under the accounting for a restructuring of debt, no interest expense was recorded during 2005.

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

Under the Novartis Note, an event of default shall be deemed to have occurred if we default on the payment of the principal amount of, and accrued and unpaid interest on, the Novartis Note upon maturity, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty, we fail to timely cure a default in the payment of any other indebtedness in excess of a certain material threshold, or there occurs an acceleration of indebtedness in excess of that threshold, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain material threshold, we become entitled to terminate the registration of our securities or the filing of reports under the Securities Exchange Act of 1934, our common stock is delisted from Nasdaq, we experience a change of control (including by, among other things, a change in the composition of a majority of our board (other than as approved by the board) in any one-year period, a merger which results in our stockholders holding shares that represent less than a majority of the voting power of the merged entity, and any other acquisition by a third party of shares that represent a majority of the voting power of the company), we sell substantially all of our assets, or we are effectively unable to honor or perform our obligations under the new research collaboration option relating to the development of PTH 1-34. Upon the occurrence of an event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. At December 31, 2005, the Novartis Note was convertible into 2,418,362 shares of our common stock. As long as the Novartis Note is outstanding, we may not pay cash dividends on our common stock.

          MHR Note. On September 26, 2005, we executed the Loan Agreement with MHR. The Loan Agreement provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). The Loan Agreement was amended on November 11, 2005 to clarify certain terms. Net proceeds from the Loan were approximately $12.9 million. We are recording interest using the effective interest method, which results in an effective interest rate of 14.3%. The Loan is secured by a first priority lien in favor of MHR on substantially all of our assets. The proceeds from the Loan were disbursed to a restricted account and our right to have such funds disbursed to our operating account is conditioned upon the requested amounts for any period not being in excess of 103% of amounts in our budget for such period (then in effect under the terms of the Loan Agreement), and provided that we certify to MHR that no event of default has occurred under the Loan Agreement (or the Convertible Note described below, as applicable), no material adverse change has occurred and our representations and warranties under the Loan Agreement continue to be true and correct. The Loan Agreement requires us to hold a special stockholder meeting for the purpose of obtaining stockholder approval of (i) the exchange of the Loan for an 11% senior secured convertible note (the “Convertible Note”) with substantially the same terms as the Loan Agreement, except that the Convertible Note will be convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock (the “Conversion Shares”) at a price per share of $3.78, interest will be payable in kind rather than in cash and we will have the right to call the Convertible Note after September 26, 2010 if certain conditions are satisfied and (ii) the amendment and restatement of our Restated Certificate of Incorporation. On December 8, 2005, we filed with the Securities and Exchange Commission a definitive proxy statement relating to this special meeting of our stockholders. On January 17, 2006, the special meeting of stockholders was held and both proposals were approved by our stockholders.

          The Loan Agreement provides that an event of default shall be deemed to have occurred if we default on the payment of any obligation or indebtedness when due, any of the liens in favor of MHR created by the transaction fails to constitute a perfected lien, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty or fail to observe any covenant or agreement, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain materiality threshold, our common stock has been delisted or trading has been suspended, we sell a substantial portion of our assets, we merge with another entity without the prior consent of MHR, or any governmental action renders us unable to honor or perform our obligations under the Loan Agreement or results in a material adverse effect on our operations. If an event of default occurs, the Loan Agreement provides for the immediate repayment of the Loan and certain additional amounts as set forth in the Loan Agreement. In connection with the financing transaction, we amended MHR’s existing warrants to purchase 387,374 shares of common stock to provide for additional anti-dilution protection.

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

          Total issuance costs associated with the Loan Agreement were $2.1 million, of which $1.9 million have been allocated to the MHR Note and $0.2 million have been allocated to the related derivative instruments. Of the $1.9 million allocated to the MHR Note, $1.4 million represents reimbursement of MHR’s legal fees and $0.5 million represents our legal and other transaction costs. The $1.4 million paid on behalf of the lender has been recorded as a reduction of the face value of the note, while the $0.5 million of our costs has been recorded as deferred financing costs, the current portion of which is included in prepaid expenses and other current assets and the long term portion of which is included in other assets on the consolidated balance sheet as of December 31, 2005. Both amounts will be amortized to interest expense over the life of the MHR Note.

          The book value of the MHR Note is comprised of the following:

	December 31,

	2005	2004

	(in thousands)
Face value of the note	$15,000	—
Discount (related to the warrant purchase option)	(1,238)	—
Lender’s financing costs	(1,403)	—

	$12,359	—

          The scheduled repayments of all debt outstanding, net of unamortized discount, including capital leases as of December 31, 2005 are as follows:

Debt

(in thousands)
2006	—
2009	$10,498
Thereafter	12,359

$22,857

8. Derivative Instruments

          Derivative instruments consist of the following:

	December 31,

	2005	2004

	(in thousands)
Stock warrant issued to Kingsbridge	$743	$762
Stock warrants issued in equity financing	4,330	—
Warrant purchase option	1,455	—

	$6,528	$762

          Kingsbridge Warrant. On December 27, 2004, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Kingsbridge, providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006. In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  The exercise period for the warrant begins on June 27, 2005 and expires on June 27, 2010. On September 21, 2005, the Common Stock Purchase Agreement was terminated as a condition of closing the Loan Agreement with MHR. The termination of the agreement did not affect the warrants or the related registration rights agreement. Under the provisions of the related registration rights agreement, if we fail to maintain an effective registration statement with the SEC while Kingsbridge is holding the warrant or shares of our common stock, we have an obligation to make a cash payment to Kingsbridge for any gain that could have been realized. Accordingly, the warrant has been accounted for as a liability. The fair value of the warrants is estimated using the Black-Scholes option pricing model.  The assumptions used in computing the fair value as of December 31, 2005 are a closing stock price of $4.34, expected volatility of 84% over the remaining term of four and a half years and a risk-free rate of 4.26%. The fair value of the warrant decreased by $19 thousand during the year ended December 31, 2005 and increased by $136 thousand during the year ended December 31, 2004, and the fluctuations have been recorded in the statement of operations. The warrant will be marked to market for each future period it remains outstanding.

          Equity Financing Warrants. As of March 31, 2005, we completed the sale of 4 million shares of common stock and warrants to purchase up to 1.5 million shares of common stock (see Note 10). The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock. The warrants have an exercise price of $4.00 and an exercise period that begins on March 31, 2005 and expires on March 31, 2010. The warrants provide for adjustments to the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the then current market price or the exercise price of the warrants. Warrants to purchase up to 1,112,626 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. Under the terms of the warrant, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrant has been accounted for as a liability. The fair value of the warrants is estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of December 31, 2005 are a closing stock price of $4.34, expected volatility of 84% over the remaining term of four years and three months and a risk-free rate of 4.26%. The fair value of the warrants increased by $435 thousand during the period between issuance and December 31, 2005, and the fluctuation has been recorded in the statement of operations. The warrants will be marked to market for each future period it remains outstanding.

          Warrant Purchase Option. In connection with the Loan Agreement with MHR, Emisphere agreed to sell warrants for up to 617,211 shares to MHR at any date more than 45 days after the closing date. The first 67,084 warrants have a purchase price of $0.01 per share, and the remaining 550,127 warrants have a purchase price of $1.00 per share. The warrants will have an exercise price of $4.00 and are exercisable through September 26, 2011. The warrants will have the same terms as the equity financing warrants, with no limit upon adjustments to the exercise price. Based on the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the warrant purchase option has been determined to be an embedded derivative instrument which must be separated from the host contract. The warrants will contain the same potential cash settlement provisions as the equity financing warrants and therefore the warrant purchase option has been accounted for as a separate liability. The fair value of the warrant purchase option was $1.3 million at issuance, which was estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of December 31, 2005 are a closing stock price of $4.34, expected volatility of 87% over the remaining term of five years and nine months and a risk-free rate of 4.25%. $49 thousand of the deferred financing costs related to the Loan Agreement and $128 thousand representing reimbursement of MHR’s legal fees have been allocated to the warrant purchase option. Both amounts were expensed at issuance. The fair value of the warrant purchase option increased by $208 thousand during the period between issuance and December 31, 2005 and the fluctuation has been recorded in the statement of operations. The warrant purchase option will be marked to market for each future period it remains outstanding. See Note 7 for a further discussion of the warrant purchase option and the MHR Note.

          Stockholder Approval Default Penalty. The Loan Agreement with MHR provides MHR with the right to receive supplemental cash payments in the event of a Stockholder Approval Default. One payment compensates MHR or its assignees for not being able to own more of our common stock. The other payment reimburses MHR or its assignees for any additional taxes they may owe for receiving cash payments instead of owning, and then selling, our common stock. The stock-based payment is the dollar value equivalent of the shares of our common stock, calculated as if MHR or its assignees had been able to convert the full loan principal amount (plus accrued and unpaid interest) into shares of our common stock at $3.78 per share and then receive any appreciation in the value of those shares of common stock until three days before MHR elects to receive a portion or all of the supplemental cash payments described herein.  The tax reimbursement payment obligates us to reimburse MHR or its assignees for any additional taxes MHR or its assignees may owe as a result of receiving these cash payments instead of owning, then selling, our common stock. Based on the provisions of SFAS 133, the stockholder approval default penalty has been determined to be an embedded derivative instrument which must be separated from the host contract. Accordingly, the stockholder approval default penalty has been accounted for as a separate liability. The fair value of the stockholder approval default penalty was $1.9 million at issuance, which was estimated using the Black-Scholes option pricing model. As of December 31, 2005 the assumed probability of a Stockholder Approval Default occurring was 0%. Accordingly, the fair value of the stockholder approval default penalty as of December 31, 2005 is zero. See Note 7 for a further discussion of the stockholder approval default penalty and the MHR Note.

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

9. Income Taxes

          As of December 31, 2005, we have available unused net operating loss carry-forwards of $305.1 million. If not utilized, $6.0 million, $6.0 million and $7.0 million of the net operating loss carry-forwards will expire in 2006, 2007 and 2008, respectively, with the remainder expiring in various years from 2009 to 2025. Our research and experimental tax credit carry-forwards expire in various years from 2006 to 2025. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code. The amount of any potential limitation is unknown. The net deferred tax asset has been fully offset by a valuation allowance due to our history of taxable losses and uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets. There is no provision for income taxes because we have incurred losses. The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2005 and 2004 is as follows:

	December 31,

	2005	2004

	(in thousands)
Deferred tax assets and valuation allowance:
Accrued liabilities	$771	$731
Fixed and intangible assets	5,015	3,169
Fixed asset impairments	66	401
Net operating loss carry-forwards	121,430	117,592
Research and experimental tax credit carry-forwards	12,473	12,026
Valuation allowance	(139,755)	(133,919)

Net deferred tax asset	$—	$—

10. Stockholders’ Equity

          Our certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of December 31, 2005 and 2004, there were no shares of preferred stock outstanding.

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

          Furthermore, if we enter into consolidation, merger, or other business combinations, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of A Preferred Stock, a number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined. The Rights contain antidilutive provisions and are redeemable at our option, subject to certain defined restrictions for $.01 per Right. The Rights expired on February 23, 2006, however our Board of Directors has authorized management to immediately commence the process leading to the establishment of a new rights plan with the same terms as the original plan.

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

          We have purchased 243,600 shares of our common stock for a total of $3.8 million. Additionally, on August 1, 2005, our Chairman and Chief Executive Officer repaid a note receivable with $1.9 million in cash and 46,132 shares of Emisphere common stock, valued at $0.2 million, that had been held as collateral. All such repurchased stock is held by us as treasury stock.

11. Stock Plans

          Stock Option Plans. Under our 1991 and 2000 Stock Option Plans, the 2002 Broad Based Plan and the 1995 Non-Qualified Stock Option Plan (individually, the “91 Plan”, “00 Plan”, “02 Plan” and “95 Plan,” respectively, or collectively, the “Plans”) a maximum of 2,500,000, 2,319,500, 160,000 and 2,550,000 shares of our common stock, respectively, are available for issuance under the Plans. The 91 Plan is available to employees and consultants; the 00 Plan is available to employees, directors and consultants; and the 02 Plan is available to employees only. The 91 Plan, 00 Plan and 02 Plan provide for the grant of either incentive stock options (“ISOs”), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. The 95 Plan provides for grants of non-qualified stock options to officers and key employees. Generally, the options vest at the rate of 20% per year and expire within a five- to ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans. As of December 31, 2005, shares available for future grants under the Plans amounted to 1,848,536.

          The following table summarizes stock option information for the Plans as of December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life inYears	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.50-$4.81	789,171	8.0	$3.48	232,669	$3.18
$ 4.81-$9.61	595,484	6.8	$5.90	319,860	$6.38
$ 9.61-$14.42	1,393,629	3.5	$12.74	1,295,860	$12.66
$ 14.42-$19.22	257,625	3.1	$16.65	236,628	$16.53
$ 19.22-$24.03	29,220	3.7	$21.34	28,780	$21.33
$ 24.03-$28.84	8,884	5.3	$27.10	8,128	$27.25
$ 38.45-$43.26	80,000	4.5	$38.59	80,000	$38.59
$ 43.26-$48.06	645,500	4.4	$48.06	645,500	$48.06

$ 1.50-$48.06	3,799,513	5.1	$16.65	2,847,425	$20.38

          Transactions involving stock options awarded under the Plans during the years ended December 31, 2003, 2004 and 2005 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance outstanding December 31, 2002	4,527,714	$16.86	2,927,003	$14.28
2003
Granted	648,635	$4.78
Canceled	(160,627)	$12.48
Exercised	(18,160)	$4.27

Balance outstanding December 31, 2003	4,997,562	$15.43	3,392,679	$15.12
2004
Granted	140,180	$5.11
Canceled	(144,066)	$8.30
Exercised	(122,700)	$5.19

Balance outstanding December 31, 2004	4,870,976	$15.47	3,848,409	$16.07
2005
Granted	455,962	$4.16
Canceled	(1,514,058)	$9.20
Exercised	(13,367)	$2.07

Balance outstanding December 31, 2005	3,799,513	$16.65	2,847,425	$20.38

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

These restricted shares vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date. For the years ended December 31, 2004 and 2005, we have recorded stock-based compensation related to this restricted stock grant of $50 thousand, which is included in general and administrative expenses on the consolidated statements of operations.  As of December 31, 2005 shares available for future grants under the plan amounted to 426,530.

          The following table summarizes stock option information for the Outside Directors’ Plan as of December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.89	21,000	7.3	$2.89	14,000	$2.89
$ 4.81-$9.61	119,000	2.5	$5.92	98,000	$5.95
$ 9.61-$14.42	79,000	4.7	$13.46	79,000	$13.46
$41.06	21,000	4.3	$41.06	21,000	$41.06

$ 2.89-$41.06	240,000	3.8	$11.21	212,000	$12.03

          Transactions involving stock options awarded under the Outside Directors’ Plan during the years ended December 31, 2003, 2004 and 2005 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance outstanding December 31, 2002	373,000	$16.36	317,000	$15.19
2003
Granted	168,000	$5.13
Exercised	(35,000)	$10.75

Balance outstanding December 31, 2003	506,000	$13.02	352,000	$16.16
2004
Granted	9,620	—
Canceled	(154,000)	$19.75
Exercised	(9,620)	—

Balance outstanding December 31, 2004	352,000	$10.07	240,000	$12.20
2005
Granted	13,850	—
Canceled	(112,000)	$7.63
Exercised	(13,850)	—

Balance outstanding December 31, 2005	240,000	$11.21	212,000	$12.03

          Directors’ Deferred Compensation Stock Plan. The Directors’ Deferred Compensation Stock Plan (the “Directors’ Deferred Plan”) ceased as of May 2004 and was replaced by a new compensation package, as approved at the annual stockholders’ meeting in May 2004. Under the Directors’ Deferred Plan, directors who were neither officers nor employees of Emisphere had the option to elect to receive one half of his annual Board of Directors’ retainer compensation, paid for his services as a Director, in deferred common stock. An aggregate of 25,000 shares of our common stock has been reserved for issuance under the Directors’ Deferred Plan. During the years ended December 31, 2004 and 2003, the outside directors earned the rights to receive an aggregate of 1,775 shares and 2,144 shares, respectively. Under the terms of the Directors’ Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board of Directors. In accordance with the Directors’ Deferred Plan, we issued 923 shares of common stock to Mr. Hutt in January 2003.  In December 2003, we issued 1,602 shares to Dr. Goyan and 2,024 shares to Mr. Robinson. In September 2005, we issued 2,651 shares to Mr. Levenson and 355 shares to Mr. Black. We record as an expense the fair market value of the common stock issuable under the plan.

          Non-Plan Options. Our Board of Directors has granted options (“Non-Plan Options”) which are currently outstanding for the accounts of an executive officer, a former executive officer, and two consultants.  The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

          The following table summarizes stock option information for the Non-Plan Options as of December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 3.15-$ 4.12	10,000	7.0	$3.64	10,000	$3.64
$ 4.80-$ 9.61	30,000	1.9	$4.88	30,000	$4.88
$ 26.05	10,000	5.5	$26.05	10,000	$26.05

$ 3.15-$ 26.05	50,000	3.7	$8.86	50,000	$8.86

          Transactions involving awards of Non-Plan Options during the years ended December 31, 2003, 2004 and 2005 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance December 31, 2002	296,554	$9.45	296,554	$9.45
2003
Granted	50,000	$4.62
Canceled	(14,275)	$9.75

Balance outstanding December 31, 2003	332,279	$8.71	332,279	$8.71
2004
Exercised	(10,000)	$4.87

Balance outstanding December 31, 2004	322,279	$8.83	322,279	$8.83

2005
Canceled	(272,279)	$8.83

Balance outstanding December 31, 2005	50,000	$8.86	50,000	$8.86

Summary Information for all Plans.

          The weighted-average fair values and exercise prices for the options granted during the years ended December 31, 2005, 2004 and 2003 are presented in the table below.

	Year Ended December 31,

	2005	2004	2003

Stock options granted in which the exercise price is equal to the market price of the stock on the grant date:
Weighted average grant date fair market value	$2.91	$3.72	$3.55
Number of options granted	469,812	149,800	826,635
Weighted average exercise price	$4.03	$4.78	$4.84
Stock options granted in which the exercise price is more than the market price of the stock on the grant date:
Weighted average grant date fair market value	—	—	$3.58
Number of options granted	—	—	40,000
Weighted average exercise price	—	—	$4.88

          Employee Stock Purchase Plans. We have adopted two employee stock purchase plans (the “Purchase Plans”)—the 1994 Employee Stock Purchase Plan (the “Qualified Plan”) and the 1994 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”). The Purchase Plans provide for the grant to qualified employees of options to purchase our common stock. These options are granted for dollar amounts of up to 15% of an employee’s quarterly compensation. The exercise price per share is equal to the lesser of the fair market value of our common stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on February 1, May 1, August 1, and November 1 and expire six months after the date of grant. The Qualified Plan is not available for employees owning more than 5% of our common stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent that the option grants are restricted under the Qualified Plan. The Purchase Plans provide for the issuance of up to 1,500,000 shares of our common stock under the Qualified Plan and 200,000 shares under the Non-Qualified Plan.

          Purchases of common stock under the Purchase Plans during the year ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Qualified Plan		Non-Qualified Plan

	Shares Purchased	Price Range	Shares Purchased	Price Range

2003	140,764	$1.99-$4.38	30,484	$1.99-$4.38
2004	151,167	$2.53-$6.04	13,774	$2.56-$5.14
2005	271,156	$2.76-$3.58	15,611	$2.86-$3.31

          As of December 31, 2005, there are 317,291 shares reserved for future purchases under the Qualified Plan and 68,574 shares reserved under the Non-Qualified Plan.

12. Commitments and Contingencies

          Commitments. We lease office and laboratory space under non-cancelable operating leases expiring in 2007. As of December 31, 2005, future minimum rental payments are as follows:

Years Ending December 31,	(in thousands)

2006	$1,759
2007	1,173

$2,932

          Future minimum lease payments under capital leases (see Note 5) are as follows:

Years Ending December 31,	(in thousands)

2006	$235
Less: Amount representing interest at 8.5%	10

Present value of minimum lease payments	225
Less: Current portion	225

Long-term obligations	$—

          Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1.4 million, $1.3 million and $1.8 million, respectively. Additional charges under this lease for real estate taxes and common maintenance charges for the years ended December 31, 2005, 2004 and 2003, were $1.2 million, $1.1 million and $1.1 million, respectively.

          Contingencies.  In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2005.

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

13. Retirement Plan

          We have a defined contribution retirement plan (the “Retirement Plan”), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Retirement Plan. We have agreed to make discretionary contributions to the Retirement Plan. For the years ended December 31, 2005, 2004 and 2003, we made contributions to the Retirement Plan totaling approximately $351 thousand, $350 thousand and $318 thousand, respectively.

14. Collaborative Research Agreements

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

          Revenue recognized in connection with these agreements was $3.4 million, $1.8 million and $0.4 million in the years ended December 31, 2005, 2004 and 2003, respectively. Expenses incurred in connection with these agreements and included in research and development were $0.2 million, $0.2 million and $0.6 million in the years ended December 31, 2005, 2004 and 2003, respectively. Significant agreements are described below.

          Novartis Pharma AG.  In September 2004, we entered into a licensing agreement with Novartis to develop our oral recombinant human growth hormone (“rhGH”) program.  Under this collaboration, we will work with Novartis to initiate clinical trials of a convenient oral human growth hormone product using the eligen® technology. In November 2004, we received a non-refundable upfront payment of $1 million. At the end of the license period, which has been extended through March 31, 2006, Novartis may elect to commence development or to terminate the agreement. If Novartis elects to commence development, we may receive up to $33 million in additional milestone payments during the course of product development, and royalties based on sales.

          In December 2004, we entered into an agreement with Novartis whereby Novartis obtained an option to license our existing technology to develop oral forms of parathyroid hormone (“PTH 1-34”). On March 7, 2006, Novartis excercised its option to the license. Based on the terms of the agreement, we are eligible for milestone payments totaling up to a maximum of $30 million, plus royalties on sales of product developed using our eligen® technology.

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

          Roche.  In November 2004, we entered into a licensing agreement with Hoffmann-La Roche Inc. and F. Hoffman-LaRoche LTD (collectively, “Roche”) to develop oral formulations of undisclosed small molecule compounds approved for use in the field of bone-related diseases.  In December 2004, Roche paid us a non-refundable initial up-front fee of $2.5 million and in June 2005, Roche paid us a milestone payment of $1.5 million. In February 2006, Roche paid us a milestone payment of $1.5 million for a second product. Under the terms of the agreement, Roche may pay us additional milestones of up to $17 million on each of these two products, and $18.5 million for each additional product developed using our eligen® technology.  We may also receive royalties based on product sales.

15. Summarized Quarterly Financial Data (Unaudited)

          Following are summarized quarterly financial data (unaudited) for the years ended December 31, 2005 and 2004:

	2005

	March 31	June 30	September 30	December 31

	(in thousands)
Total revenue	$993	$1,961	$431	$155
Operating loss	(8,195)	(6,463)	(8,111)	(9,686)
Net income (loss)	6,529	(5,784)	(9,640)	(9,156)
Net income (loss) per share, basic	$0.34	$(0.25)	$(0.41)	$(0.39)
Net income (loss) per share, diluted	$0.29	$(0.25)	$(0.41)	$(0.41)

	2004

	March 31	June 30	September 30	December 31

	(in thousands)
Total revenue	$0	$147	$33	$1,773
Operating loss	(8,693)	(7,599)	(8,733)	(7,191)
Net loss	(9,861)	(8,835)	(10,120)	(8,706)
Net loss per share, basic and diluted	$(0.54)	$(0.48)	$(0.55)	$(0.47)

EXHIBIT INDEX

Exhibit			Incorporated by Reference(1)

3.1	—	Amended and restated Certificate of Incorporation of the Company dated January 27, 2006.	*

3.2	—	By-Laws of Emisphere, as amended December 7, 1998 and September 26, 2005.	A, M

4.1	—	Restated Rights Agreement dated as of February 23, 1996 between Emisphere and Mellon Investor Services, LLC, as amended September 26, 2005.	B, M

10.1	—	1991 Stock Option Plan, as amended.	G	(2)

10.2	—	Stock Incentive Plan for Outside Directors, as amended.	E	(2)

10.3	—	Employee Stock Purchase Plan, as amended.	D	(2)

10.4	—	Non-Qualified Employee Stock Purchase Plan.	D	(2)

10.5	—	1995 Non-Qualified Stock Option Plan, as amended.	G	(2)

10.6	—	Amended and Restated Employment Agreement, dated April 28, 2005, between Michael M. Goldberg and Emisphere.	H	(2)

10.7	—	Stock Option Agreements, dated January 1, 1991, February 15, 1991, December 1, 1991, August 1, 1992 and October 6, 1995 between Michael M. Goldberg and Emisphere.	D	(2)(3)

10.8	—	Stock Option Agreement, dated July 31, 2000, between Michael M.Goldberg and Emisphere.	H	(2)

10.9	—	Termination Agreement, dated July 2, 1999, among Emisphere, Elan Corporation, plc and Ebbisham Limited, now a wholly owned Subsidiary of Emisphere.	C

10.10	—	Patent License Agreement, dated July 2, 1999, between Emisphere and Elan Corporation, plc.	C

10.11	—	Subscription Agreement, dated July 2, 1999 between Emisphere and Elan International Management, Ltd.	C

10.12	—	Registration Rights Agreement, dated July 2, 1999 between Emisphere and Elan International Management, Ltd.	C

10.13	—	Research Collaboration and Option Agreement dated as of December 3, 1997 between Emisphere and Novartis Pharma AG.	F	(3)

10.14	—	Research Collaboration and Option Agreement dated as of June 8, 2000 between Emisphere and Eli Lilly and Company.	H	(3)

10.15(a)	—	License Agreement dated as of April 7, 1998 between Emisphere and Eli Lilly and Company.	H	(3)

10.15(b)	—	License Agreement, dated as of April 7, 1998, between Emisphere and Eli Lilly and Company.	H	(3)

10.16(a)	—	Amendment to Lease Agreement, dated as of March 31, 2000, between Emisphere and Eastview Holdings, LLC.	H

10.16(b)	—	Amendment to Lease Agreement, dated as of March 31, 2000, between Emisphere and Eastview Holdings, LLC.	H
10.18	—	Emisphere Technologies, Inc. 2000 Stock Option Plan	H	(2)
10.19	—	Amendment to Emisphere Technologies, Inc. Qualified Employee Stock Purchase Plan	I	(2)
10.20	—	Amendment to Lease Agreement, dated as of September 23, 2003, between Emisphere and Eastview Holdings, LLC.	J
10.21	—	Agreement, dated September 23, 2003, between Emisphere and Progenics Pharmaceuticals, Inc.	J
10.22(a)	—	Consulting Agreement, dated November 13, 2003, between Emisphere and Dr. Jere Goyan	J
10.22(b)	—	Consulting Agreement, dated November 13, 2003, between Emisphere and Mr. Joseph R. Robinson	J
10.23	—	License Agreement dated as of September 23, 2004 between Emisphere and Novartis Pharma AG, as amended on November 4, 2005.	K	(3)
10.24	—	Development and License Agreement, dated and effective as of November 17, 2004 among Hoffmann-La Roche Inc., F. Hoffmann-La Roche LTD and Emisphere	K	(3)

E-1

10.25(a)	—	Research Collaboration Option and License Agreement dated December 1, 2004 by and between Emisphere and Novartis Pharma AG	K	(3)
10.25(b)	—	Convertible Promissory Note due December 1, 2009 issued to Novartis Pharma AG	K	(3)
10.25(c)	—	Registration Rights Agreement dated as of December 1, 2004 between Emisphere and Novartis Pharma AG	K

E-2

Exhibit			Incorporated by Reference(1)

10.26(a)	—	Common Stock Purchase Agreement dated as of December 27, 2004 by and between Kingsbridge Capital Limited and Emisphere	K
10.26(b)	—	Registration Rights Agreement dated as of December 27, 2004 by and between Kingsbridge Capital Limited and Emisphere	K
10.26(c)	—	Warrant dated December 27, 2004 issued by Emisphere to Kingsbridge Capital Limited	K
10.27	—	Security Purchase Agreement dated as of December 27, 2004 by and between Elan International Services, Ltd. and Emisphere	K
10.28 (a)	—	Senior Secured Loan Agreement between Emisphere and MHR, dated September 26, 2005, as amended on Novemer 11, 2005	M, N
10.28 (b)	—	Investment and Exchange Agreement between Emisphere and MHR, dated September 26, 2005	M
10.28 (c)	—

Amendment to Warrant A3 by and between Emisphere and MHR Capital Partners (100) LP, as assignee for MHR Capital Partners LP, dated March 31, 2005, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q as filed with the SEC on May 12, 2005

M
10.28 (d)	—

Amendment to Warrant A4 by and between Emisphere and MHR Capital Partners (500) LP, as assignee for MHR Capital Partners LP, dated March 31, 2005, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed with the SEC on May 12, 2005

M
10.28 (e)	—	Pledge and Security Agreement between Emisphere and MHR, dated September 26, 2005	M
10.28 (f)	—	Registration Rights Agreement between Emisphere and MHR, dated September 26, 2005	M
14.1	—	Emisphere Technologies, Inc. Code of Business Conduct and Ethics	J
23.1	—	Consent of Independent Registered Public Accounting Firm	*
31.1	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

(1)	If not filed herewith, filed as an exhibit to the document referred to by letter as follows:
	A.	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999.
	B.	Registration Statement on Form 8-A12G/A dated and filed June 7, 2001.
	C.	Current Report on Form 8-K dated July 2, 1999.
	D.	Annual Report on Form 10-K for the fiscal year ended July 31, 1995.
	E.	Annual Report on Form 10-K for the fiscal year ended July 31, 1997.
	F.	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997.
	G.	Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
	H.	Annual Report on Form 10-K for the fiscal year ended July 31, 2000.
	I.	Registration statement on Form S-8 dated and filed on November 27, 2002.
	J.	Annual Report on Form 10-K for the year ended December 31, 2003.
	K.	Registration on Form S-3/A dated and filed February 1, 2005.
	L.	Current Report on Form 8-K filed May 4, 2005.
	M.	Current Report on Form 8-K, filed September 30, 2005.
	N.	Current Report on Form 8-K, filed November 14, 2005.
(2)	Management contract or compensatory plan or arrangement.
(3)	Portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the Securities and Exchange Commission.

E-3