Form 10-Q
period 2006-03-31
EMISPHERE TECHNOLOGIES INC
filed 2006-05-09
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes	☐	No	☒

          The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 4, 2006 was 23,890,085.

EMISPHERE TECHNOLOGIES, INC.

          All other schedules called for by the instructions to Form 10-Q have been omitted because the schedules are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(in thousands, except share and per share data)
(unaudited)

	March 31, 2006	December 31, 2005

Assets:
Current assets:
Cash and cash equivalents	$1,061	$1,950
Restricted cash	—	4,294
Short-term investments	2,986	2,974
Accounts receivable	13	71
Prepaid expenses and other current assets	877	951

Total current assets	4,937	10,240
Equipment and leasehold improvements, net	5,025	5,899
Purchased technology, net	1,974	2,034
Other assets	807	815

Total assets	$12,743	$18,988

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,019	$3,322
Deferred revenue	129	290
Current portion of capital lease obligation	165	225
Current portion of deferred lease liability	397	397
Derivative instruments	13,134	6,528

Total current liabilities	15,844	10,762
Notes payable, including accrued interest and net of related discount	23,001	22,857
Deferred lease liability, net of current portion	165	264

Total liabilities	39,010	33,883

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 24,146,462 shares (23,856,730 outstanding) as of March 31, 2006, and 23,673,299 shares (23,383,567 outstanding) as of December 31, 2005	242	237
Additional paid-in capital	354,899	339,452
Accumulated deficit	(377,442)	(350,606)
Accumulated other comprehensive loss	(14)	(26)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(26,267)	(14,895)

Total liabilities and stockholders’ deficit	$12,743	$18,988

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended March 31,

	2006	2005

Revenue	$1,696	$993

Costs and expenses:
Research and development	4,517	4,412
General and administrative expenses	2,802	3,665
Depreciation and amortization	990	1,111

Total costs and expenses	8,309	9,188

Operating loss	(6,613)	(8,195)

Other (expense) and income:
Gain on extinguishment of note payable	—	14,663
Investment and other income	123	98
Change in fair value of derivative instruments	(7,564)	88
Interest expense	(12,782)	(125)

Total other (expense) and income	(20,223)	14,724

Net (loss) income	$(26,836)	$6,529

Net (loss) income per share, basic	$(1.13)	$0.34

Net (loss) income per share, diluted	$(1.13)	$0.29

Weighted average shares outstanding, basic	23,666,389	19,216,084

Weighted average shares outstanding, diluted	23,666,389	22,364,389

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
(in thousands)
(unaudited)

	For the Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net (loss) income	$(26,836)	$6,529

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	930	1,051
Amortization of purchased technology	60	60
Change in fair value of derivative instruments	7,564	(88)
Non-cash interest expense	12,362	113
Non-cash compensation expense	412	(11)
Gain on extinguishment of note payable	—	(14,663)
Other	—	24
Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	58	120
Decrease in prepaid expenses and other current assets	76	88
(Decrease) increase in accounts payable and accrued expenses	(1,303)	163
Decrease in deferred revenue	(161)	(802)
Decrease in deferred lease liability	(99)	(99)
Increase in other current liabilities	—	157

Total adjustments	19,899	(13,887)

Net cash used in operating activities	(6,937)	(7,358)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	—	4,000
Decrease in restricted cash	4,294	—
Proceeds from sale of fixed assets	2	—
Capital expenditures	(58)	(41)

Net cash provided by investing activities	4,238	3,959
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,870	217
Net proceeds from issuance of common stock	—	9,395
Net proceeds from issuance of warrants	—	3,737
Repayment of notes payable and capital lease obligation	(60)	(180)

Net cash provided by financing activities	1,810	13,169

Net (decrease) increase in cash and cash equivalents	(889)	9,770
Cash and cash equivalents, beginning of period	1,950	6,967

Cash and cash equivalents, end of period	$1,061	$16,737

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities:
Settlement of derivative instrument liability	$958	—
Receivable from issuance of common stock	—	$(1,968)
Payable recorded in connection with extinguishment of note payable	—	$13,000
Issuance of warrants in connection with extinguishment of note payable	—	$1,632

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Liquidity

          Since our inception in 1986, we have generated significant losses from operations, and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2006, total cash, cash equivalents and investments were $4.0 million and our accumulated deficit was $377.4 million.  Our net loss was $18.1 million and $37.5 million for the years ended December 31, 2005 and 2004, respectively. Net loss was $26.8 million for the quarter ended March 31, 2006.  Our stockholders’ deficit increased from $11.3 million as of December 31, 2004 to $26.3 million as of March 31, 2006. We have limited capital resources, and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          We anticipate that our existing capital resources, including the $5 million milestone payment received from Novartis Pharma AG (“Novartis”) on May 3, 2006 upon commencement of the development phase of the human growth hormone program will not enable us to continue operations past mid-July of 2006, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.  These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from potential or existing partners, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We filed a shelf registration statement on Form S-3 with the SEC on April 7, 2006 and it was declared effective on May 2, 2006. The shelf registration statement will enable the Company to offer and sell up to six million shares of common stock or warrants to purchase common stock from time to time in one or more offerings. We are actively working with investment bankers concerning our financing options. We cannot assure you that future financing will be available on favorable terms or at all.

2.  Basis of Presentation

          The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications of prior year data have been made to conform with current year classifications.  Additional information is contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

3.  Stock-Based Compensation Plans

          On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment”, which establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) supercedes the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date.  SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures.  Since we have adopted SFAS 123(R) under the modified version of prospective application there is no restatement of prior periods.

          We estimate the value of stock option awards on the date of grant using the Black-Scholes-Merton option-pricing model (the “Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.  Our outstanding awards do not contain market or performance conditions therefore we have elected to recognize share-based employee compensation expense on a straight-line basis over the requisite service period.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. We have estimated our stock price volatility using the historical volatility in the market price of our common stock for the expected term of the option. The historical term of options held over the past five years has been 9.6 years for executives, 5.1 years for directors and 5.7 years for non-executives.  The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for the expected term of the option. We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. Accordingly, we assumed a 0% dividend yield. The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior. The following weighted-average assumptions were used for grants made under the stock option plans:

	Quarter ended March 31, 2006	Quarter ended March 31, 2005

Expected volatility	84.6%	*
Expected term	5.5 years	*
Risk-free interest rate	4.7%	*
Dividend yield	0%	*
Annual forfeiture rate	5%	*

*	No grants were made during the quarter ended March 31, 2005.

          Stock Option Plans. Under our 1991 and 2000 Stock Option Plans, the 2002 Broad Based Plan and the 1995 Non-Qualified Stock Option Plan (individually, the “91 Plan”, “00 Plan”, “02 Plan” and “95 Plan,” respectively, or collectively, the “Plans”) a maximum of 2,500,000, 2,319,500, 160,000 and 2,550,000 shares of our common stock, respectively, are available for issuance under the Plans. The 91 Plan is available to employees and consultants; the 00 Plan is available to employees, directors and consultants; and the 02 Plan is available to employees only. The 91 Plan, 00 Plan and 02 Plan provide for the grant of either incentive stock options (“ISOs”), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. The 95 Plan provides for grants of non-qualified stock options to officers and key employees. Generally, the options vest at the rate of 20% per year and expire within a five- to ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans. As of March 31, 2006, shares available for future grants under the Plans amounted to 655,970.

          Transactions involving stock options awarded under the Plans during the quarter ended March 31, 2006 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	3,799,513	$16.65
Granted	1,230	$7.35
Forfeited	(18,984)	$6.32
Exercised	(25,312)	$3.29

Outstanding at March 31, 2006	3,756,447	$16.79	4.8	$4,939

Exercisable at March 31, 2006	2,917,580	$20.32	3.8	$1,634

          The weighted-average grant date fair value of options granted during the quarter ended March 31, 2006 was $5.29.

          Outside Directors’ Plan. We have adopted a stock option plan for outside directors (the “Outside Directors’ Plan”). As amended, a maximum of 725,000 shares of our common stock is available for issuance under the Outside Directors’ Plan. Directors who are neither officers nor employees of Emisphere nor holders of more than 5% of our common stock are granted options to purchase 7,000 shares of our common stock on the date of each annual stockholders’ meeting. The options have an exercise price equal to the fair market value of our common stock on the date of grant, vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date, and expire ten years after the date of grant. The Outside Directors Plan also provides for the ability to grant nondiscretionary awards of restricted stock.  Each outside director will receive an award of restricted stock on the date of each regular annual stockholders’ meeting equivalent to 50% of the director’s annual cash board retainer fee. These restricted shares vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date. As of March 31, 2006 shares available for future grants under the plan amounted to 426,530.

          Transactions involving stock options awarded under the Outside Directors’ Plan during the quarter ended March 31, 2006 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	240,000	$11.21
Exercised	(84,000)	$5.99

Outstanding at March 31, 2006	156,000	$14.02	5.5	$198

Exercisable at March 31, 2006	128,000	$15.99	5.1	$109

          Directors’ Deferred Compensation Stock Plan. The Directors’ Deferred Compensation Stock Plan (the “Directors’ Deferred Plan”) ceased as of May 2004 and was replaced by a new compensation package, as approved at the annual stockholders’ meeting in May 2004. Under the Directors’ Deferred Plan, directors who were neither officers nor employees of Emisphere had the option to elect to receive one half of the annual Board of Directors’ retainer compensation in deferred common stock. An aggregate of 25,000 shares of our common stock has been reserved for issuance under the Directors’ Deferred Plan. Under the terms of the Directors’ Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board of Directors. In accordance with the Directors’ Deferred Plan, in September 2005, we issued 2,651 shares to Mr. Levenson and 355 shares to Mr. Black. As of March 31, 2006, there are 3,122 shares issuable under the plan.

           Non-Plan Options. Our Board of Directors has granted options (“Non-Plan Options”) which are currently outstanding for the accounts of two consultants.  The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

           Transactions involving awards of Non-Plan Options during the quarter ended March 31, 2006 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	50,000	$8.86
Exercised	(10,000)	$4.88

Outstanding at March 31, 2006	40,000	$9.86	4.2	$113

Exercisable at March 31, 2006	40,000	$9.86	4.2	$113

          Employee Stock Purchase Plans. We have adopted two employee stock purchase plans (the “Purchase Plans”) - the 1994 Employee Stock Purchase Plan (the “Qualified Plan”) and the 1994 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”). The Purchase Plans provide for the grant to qualified employees of options to purchase our common stock. These options are granted for dollar amounts of up to 15% of an employee’s quarterly compensation. The exercise price per share is equal to the lesser of the fair market value of our common stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on February 1, May 1, August 1, and November 1 and expire six months after the date of grant. The Qualified Plan is not available for employees owning more than 5% of our common stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent that the option grants are restricted under the Qualified Plan. The Purchase Plans provide for the issuance of up to 1,500,000 shares of our common stock under the Qualified Plan and 200,000 shares under the Non-Qualified Plan.

Transactions involving awards of Purchase Plan options during the quarter ended March 31, 2006 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)

Granted	76,119	$5.24
Exercised	143,824	$3.74
Outstanding at March 31, 2006	123,904	$4.76	0.2	$429
Exercisable at March 31, 2006	47,785	$3.99	0.1	$202

The number and weighted average exercise price of shares outstanding and exercisable at March 31, 2006 is subject to change because the exercise price is set as the lesser of the fair market value of our common stock on the date of grant or 85% of the fair market value on the date of exercise.

          Summary Information for All Plans. Total compensation expense recorded during the quarter ended March 31, 2006 for share-based payment awards was $0.4 million, of which $0.2 million is shown in research and development and $0.2 million is shown in general and administrative expenses in the condensed consolidated statement of operations for the quarter ended March 31, 2006. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.1 million, which is expected to be recognized over a weighted-average period of 1.7 years. The intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $0.5 million and $0.1 million, respectively.

          Cash received from option exercise under all share-based payment arrangements for the quarters ended March 31, 2006 and 2005 was $0.9 million and $0.2 million, respectively. No tax benefit was realized due to a continued pattern of operating losses. We have a policy of issuing new shares to satisfy share option exercises.

          Pro Forma Information under FAS 123 For Periods Prior To Adoption Of FAS 123(R). Prior to January 1, 2006, we accounted for share-based payment awards in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the awards are fixed and the quoted market price of our stock as of the grant date is equal to or less than the option exercise price. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”),

as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (“SFAS No. 148”), pro forma operating results have been determined as if we had prepared our financial statements in accordance with the fair value based method. The following table illustrates the effect on net income and net income per share as if we had applied the fair value based method of accounting for stock based compensation during 2005. Since option grants awarded during the first quarter of 2005 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

Quarter Ended March 31, 2005 (in thousands)

Net income, as reported	$6,529
Add: Stock-based employee compensation expense included in reported net income	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(586)

Pro forma net income	$5,943

Net income per share amounts, basic:
As reported	$0.34
Pro forma	$0.31
Net income per share amounts, diluted:
As reported	$0.29
Pro forma	$0.27

          For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The assumptions used in computing the fair value of options granted are expected volatility of 91%, expected lives of five years, zero dividend yield, and weighted-average risk-free interest rate of 4.17%. For the ESPPs, the total number of quarterly options awarded can vary as the exercise price per share is equal to the lesser of the fair market value of our common stock on the date of grant or 85% of the fair market value on the date of exercise. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. We calculate estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the quarter.

4. Fixed Assets

          Tarrytown Facility Transaction. During 2003, in order to streamline operations and reduce expenditures, we entered into a transaction to surrender to the landlord approximately 27% of our leased space at the Tarrytown facility. Such surrendered space primarily consisted of office space which was subsequently leased to another tenant at the Tarrytown facility.

          In connection with this transaction, we agreed to sell most of the furniture and equipment in the surrendered space to the subsequent tenant. Through a contractual agreement with us, the subsequent tenant has agreed to make certain payments which will be made directly to the landlord on a monthly basis. A rental credit equal to such payments will be applied against our rent payment to the landlord on a monthly basis. Total payments under the agreement are $1.0 million and extend through August 2012. The transaction between the subsequent tenant and us has been accounted for as an operating lease, with all furniture payments recorded as rental income. We retain a security interest in the furniture and equipment until all required payments have been made.

          Farmington Facility Transaction.In June 2005, we completed the sale of our Farmington, Connecticut research facility to Winstanley Enterprises LLC for net proceeds of $4.1 million. A gain of $0.6 million was recorded in connection with the sale.

          Fixed Assets. Equipment and leasehold improvements, net, including assets held under capital lease, consists of the following:

	Useful Lives in Years	March 31, 2006	December 31, 2005

		(in thousands)
Equipment	3-7	$9,645	$9,611
Leasehold improvements	Life of lease	19,216	19,209

		28,861	28,820
Accumulated depreciation and amortization		23,836	22,921

Equipment and leasehold improvements, net		$5,025	$5,899

          Included in equipment are assets which were acquired under capital leases with a cost of $0.7 million and a net book value of $0.2 million at March 31, 2006 (see Note 11).

5.  Purchased Technology

          Purchased technology represents the value assigned to patents underlying research and development projects related to oral heparin which, if unsuccessful, have no alternative future use.  Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

          The carrying value of the purchased technology is comprised as follows:

	March 31, 2006	December 31, 2005

	(in thousands)
Gross carrying amount	$4,533	$4,533
Accumulated amortization	2,559	2,499

Purchased technology, net	$1,974	$2,034

          Estimated amortization expense for the purchased technology is $180 thousand for the remaining nine months of 2006 and $239 thousand for each of the next five years.

6.  Notes Payable and Restructuring of Debt

          Notes payable consist of the following:

	March 31, 2006	December 31, 2005

	(in thousands)
Novartis Note	$10,616	$10,498
MHR Note	12,385	12,359

	$23,001	$22,857

          Novartis Note. On December 1, 2004 we issued a $10 million convertible note to Novartis in connection with a new research collaboration option relating to the development of PTH 1-34. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are recording interest using the effective interest rate method, which results in an interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of our common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Under the Novartis Note, an event of default shall be deemed to have occurred if we default on the payment of the principal amount of, and accrued and unpaid interest on, the Novartis Note upon maturity, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty, we fail to timely cure a default in the payment of any other indebtedness in excess of a certain material threshold, or there occurs an acceleration of indebtedness in excess of that threshold, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain material threshold, we become entitled to terminate the registration of our securities or the filing of reports under the Securities Exchange Act of 1934, our common stock will be delisted from Nasdaq, we experience a change of control (including by, among other things, a change in the composition of a majority of our board (other than as approved by the board) in any one-year period, a merger which results in our stockholders holding shares that represent less than a majority of the voting power of the merged entity, and any other acquisition by a third party of shares that represent a majority of the voting power of the company), we sell substantially all of our assets, or we are effectively unable to honor or perform our obligations under the new research collaboration option relating to the development of PTH 1-34. Upon the occurrence of an event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. At March 31, 2006, the Novartis Note was convertible into 1,514,377 shares of our common stock.

          MHR Note. On September 26, 2005, we executed a Senior Secured Loan Agreement  (the “Loan Agreement”) with MHR Institutional Partners IIA LP (together with certain affiliated funds, “MHR”). The Loan Agreement provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). The Loan Agreement was amended on November 11, 2005 to clarify certain terms. Net proceeds from the Loan were approximately $12.9 million. We are recording interest using the effective interest method, which results in an effective interest rate of 14.4%. The Loan is secured by a first priority lien in favor of MHR on substantially all of our assets. The proceeds from the Loan were disbursed to a restricted account ,and our right to have such funds disbursed to our operating account is conditioned upon the requested amounts for any period not being in excess of 103% of amounts in our budget for such period (then in effect under the terms of the Loan Agreement), and provided that we certify to MHR that no event of default has occurred under the Loan Agreement (or the Convertible Note described below, as applicable), no material adverse change has occurred and our representations and warranties under the Loan Agreement continue to be true and correct. As of February 9, 2006, all proceeds from the loan were used in operations and the restricted account was reduced to zero. The Loan Agreement required us to hold a special stockholder meeting for the purpose of obtaining stockholder approval of (i) the exchange of the Loan for an 11% senior secured convertible note (the “Convertible Note”) with substantially the same terms as the Loan Agreement, except that the Convertible Note will be convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock (the “Conversion Shares”) at a price per share of $3.78, interest will be payable in kind rather than in cash and we will have the right to call the Convertible Note after September 26, 2010 if certain conditions are satisfied and (ii) the amendment and restatement of our Restated Certificate of Incorporation. On January 17, 2006, the special meeting of stockholders was held and both proposals were approved by our stockholders. Under the guidance of EITF issues 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that as of January 17, 2006, a commitment date for issuing a Convertible Note was established and accordingly, an embedded beneficial conversion feature should be recorded (see Note 8).  On April 4, 2006, MHR provided notice to us of its intent to exchange the Loan for the Convertible Note (see Note 12). On May 5, 2006 we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not related to non-payment, under the Loan Agreement.

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

          MHR was also granted the option to purchase warrants for up to an additional 617,211 shares of our common stock (the “warrant purchase option”) at a price per warrant equal to $0.01 per warrant for each of the first 67,084 warrants and $1.00 per warrant for each additional warrant. These warrants will have an exercise price of $4.00, subject to anti-dilution protection. The fair value of the warrant purchase option at issuance was $1.3 million, which has been recorded as a separate liability and as a discount from the face value of the note. See Note 7 for a further discussion of the liability related to this warrant purchase option. On April 4, 2006, MHR provided notice to us of its intent to exercise its warrant purchase option (see Note 12).

          The Loan Agreement with MHR provides MHR with the right to require us to redeem the Loan in the event of a change in control, as defined in the Loan Agreement. The Loan Agreement provides for redemption at 104% of the then outstanding principal and accrued interest. If the Loan is exchanged for the Convertible Note, the Convertible Note will provide for a redemption penalty equal to 104% through September 26, 2006, 103% through September 26, 2007, 102% through September 26, 2008 and 101% through September 26, 2009. After September 26, 2009, the change in control redemption feature in the Convertible Note will expire. The fair value of the change in control redemption feature at issuance was de minimis.  As of March 31, 2006, the estimated fair value continues to be de minimis.  See Note 7 for a further discussion of the change in control redemption feature.

          Total issuance costs associated with the Loan Agreement were $2.1 million, of which $1.9 million have been allocated to the MHR Note and $0.2 million have been allocated to the related derivative instruments. Of the $1.9 million allocated to the MHR Note, $1.4 million represents reimbursement of MHR’s legal fees and $0.5 million represents our legal and other transaction costs. The $1.4 million paid on behalf of the lender has been recorded as a reduction of the face value of the note, while the $0.5 million of our costs has been recorded as deferred financing costs, the current portion of which is included in prepaid expenses and other current assets and the long term portion of which is included in other assets on the consolidated balance sheet. Both amounts will be amortized to interest expense over the life of the MHR Note.

          The book value of the MHR Note is comprised of the following:

	March 31, 2006	December 31, 2005

	(in thousands)
Face value of the note	$15,000	$15,000
Discount (related to the warrant purchase option)	(1,226)	(1,238)
Lender’s financing costs	(1,389)	(1,403)

	$12,385	$12,359

          Elan Note. Ebbisham Limited (“Ebbisham”) was an Irish corporation owned jointly by Elan and us. Ebbisham was formed to develop and market heparin products using technologies contributed by Elan and us. On February 28, 2002 Ebbisham was voluntarily liquidated.

          In July 1999, we acquired from Elan its ownership interest in Ebbisham in exchange for a seven year, $20 million zero coupon note due July 2006 carrying a 15% interest rate, compounding semi-annually (the “Original Elan Note”), plus royalties on oral heparin product sales, subject to an annual maximum and certain milestone payments. On December 27, 2004, we entered into a Security Purchase Agreement with Elan, providing for our purchase of our indebtedness to Elan under the Original Elan Note.  The value of the Original Elan Note plus accrued interest on December 27, 2004 was $44.2 million.  Pursuant to the Security Purchase Agreement, we paid Elan $13 million and issued to Elan 600,000 shares of our common stock with a market value of $2 million. Also, we issued to Elan a new zero coupon note with an issue price of $29.2 million (the “Modified Elan Note”), representing the accrued value of the

Original Elan Note minus the sum of the cash payment and the value of the 600,000 shares. As of March 31, 2005, we issued to Elan a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88. The warrants provide for adjustments to the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrants.  On April 1, 2005, we made the $13 million payment to Elan, which completed our repurchase of our indebtedness to Elan.

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

7. Derivative Instruments

          Derivative instruments consist of the following:

	March 31, 2006	December 31, 2005

	(in thousands)
Stock warrant issued to Kingsbridge	$—	$743
Stock warrants issued in equity financing	9,545	4,330
Warrant purchase option	3,589	1,455

	$13,134	$6,528

          Kingsbridge Warrant. On December 27, 2004, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Kingsbridge, providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006. In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  The exercise period for the warrant begins on June 27, 2005 and expires on June 27, 2010. On September 21, 2005, the Common Stock Purchase Agreement was terminated as a condition of closing the Loan Agreement with MHR. The termination of the agreement did not affect the warrants or the related registration rights agreement. In January 2006, Kingsbridge exercised the warrants and sold all shares of common stock issued upon exercise of the warrants, and as a result, the related liability was reclassified as equity. The company realized proceeds of $1.0 million related to the exercise of the warrants.  The fair value of the warrants increased by $215 thousand from the period between January 1, 2006 and the exercise and sale of all shares and this increase is included in the statement of operations.

          Equity Financing Warrants. As of March 31, 2005, we completed the sale of 4 million shares of common stock and warrants to purchase up to 1.5 million shares of common stock. The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock. The warrants have an exercise price of $4.00 and an exercise period that begins on March 31, 2005 and expires on March 31, 2010. The warrants provide for adjustments to the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the then current market price or the exercise price of the warrants. Warrants to purchase up to 1,112,626 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. Under the terms of the warrant, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrant has been accounted for as a liability. The fair value of the warrants is estimated using the Black-Scholes model. The assumptions used in computing the fair value as of March 31, 2006 are a closing stock price of $8.22, expected volatility of 88% over the remaining term of four years and a risk-free rate of 4.81%. The fair value of the warrants increased by $5.2 million during the quarter ended March 31, 2006, and the increase is included in the statement of operations. The warrants will be marked to market for each future period it remains outstanding.

          Warrant Purchase Option. In connection with the Loan Agreement with MHR, Emisphere agreed to sell warrants for up to 617,211 shares to MHR at any date more than 45 days after the closing date. The first 67,084 warrants have a purchase price of $0.01 per share, and the remaining 550,127 warrants have a purchase price of $1.00 per share. The warrants will have an exercise price of $4.00 and are exercisable through September 26, 2011. The warrants will have the same terms as the equity financing warrants, with no limit upon adjustments to the exercise price. Based on the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the warrant purchase option has been determined to be an embedded derivative instrument which must be separated from the host contract. The warrants will contain the same potential cash settlement provisions as the equity financing warrants and therefore the warrant purchase option has been accounted for as a separate liability. The fair value of the warrant purchase option was $1.3 million at issuance, which was estimated using the Black-Scholes model. The assumptions used in computing the fair value as of March 31, 2006 are a closing stock price of $8.22, expected volatility of 85% over the remaining term of five years and a half years and a risk-free rate of 4.81%. $49 thousand of the deferred financing costs related to the Loan Agreement and $128 thousand representing reimbursement of MHR’s legal fees have been allocated to the warrant purchase option. Both amounts were expensed at issuance. The fair value of the warrant purchase option increased by $2.1 million during the quarter ended March 31, 2006, and the increase is included in the statement of operations. The warrant purchase option will be marked to market for each future period it remains outstanding. See Note 6 and Note 12 for a further discussion of the warrant purchase option and the MHR Note.

          Change in Control Redemption Feature. The Loan Agreement provides MHR with the right to require us to redeem the Loan in the event of a change in control, as defined in the Loan Agreement. The Loan Agreement provides for redemption at 104% of the then outstanding principal and accrued interest. If the Loan is exchanged for the Convertible Note, the Convertible Note will provide for a redemption penalty equal to 104% through September 26, 2006, 103% through September 26, 2007, 102% through September 26, 2008 and 101% through September 26, 2009. After September 26, 2009, the change in control redemption feature in the Convertible Note will expire. Based on the provisions of SFAS 133, the change in control redemption feature has been determined to be an embedded derivative instrument which must be separated from the host contract.  The fair value of the change in control redemption feature was estimated using a combination of a put option model for the penalties and the Black-Scholes model for the conversion option that would exist under the Convertible Note.  The estimate resulted in a value that was de minimis and therefore, no separate liability was recorded. Changes in the assumptions used to estimate the fair value of this derivative instrument, in particular the probability that a change in control will occur, could result in a material change to the fair value of the instrument. As of March 31, 2006, the estimated fair value continues to be de minimis.  See Note 6 for a further discussion of the change in control redemption feature and the MHR Note.

8.  Stockholders’ Equity

          Our certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of March 31, 2006 and December 31, 2005, there were no shares of preferred stock outstanding.

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

          Furthermore, if we enter into consolidation, merger, or other business combinations, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of A Preferred Stock, a number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined. The Rights contain antidilutive provisions and are redeemable at our option, subject to certain defined restrictions for $.01 per Right. The Rights expire on April 7, 2016.

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

          We have purchased 243,600 shares of our common stock for a total of $3.8 million.  Additionally, on August 1, 2005, our Chairman and Chief Executive Officer repaid a note receivable with $1.9 million in cash and 46,132 shares of our common stock valued at $0.2 million, that had been held as collateral.  All such repurchased and reacquired stock is held by us as treasury stock.

          In connection with the Loan Agreement with MHR (see Note 6), Emisphere was required to hold a special stockholder meeting for the purpose of obtaining stockholder approval of (i) the exchange of the Loan for an 11% senior secured convertible note (the “Convertible Note”) with substantially the same terms as the Loan Agreement, except that the Convertible Note will be convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock (the “Conversion Shares”) at a price per share of $3.78, interest will be payable in kind rather than in cash and we will have the right to call the Convertible Note after September 26, 2010 if certain conditions are satisfied and (ii) the amendment and restatement of our Restated Certificate of Incorporation. On January 17, 2006, the special meeting of stockholders was held and both proposals were approved by our stockholders. Under the guidance of EITF issues 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that  as of January 17, 2006, a commitment date for issuing a Convertible Note was established and accordingly, an embedded beneficial conversion feature should be recorded.  The value of the beneficial conversion feature was based on the effective conversion price after allocating a portion of the proceeds of the loan to the warrant purchase option and adjusting for financing costs paid by us on behalf of the lender. Since the calculated value of the beneficial conversion feature exceeded the net proceeds allocated to the MHR Note, the beneficial conversion feature was recorded as interest expense at an amount equal to the net proceeds allocated to the MHR Note, or $12.2 million, with a corresponding amount recorded as additional paid-in-capital. Since MHR can convert the Convertible Note to realize a return at any time, the entire beneficial conversion feature was immediately recorded as interest expense.

9.  Earnings Per Share

          The following table sets forth the information needed to compute basic and diluted earnings per share:

March 31, 2005

(in thousands, except share amounts)
Basic net income	$6,529
Dilutive securities:
Convertible debt	113
Warrants	(88)

Diluted net income	$6,554

Weighted average common shares outstanding	19,216,084
Dilutive securities:
Convertible debt	2,925,095
Warrants	30,123
Options to purchase common shares	193,087

Diluted average common stock equivalents outstanding	22,364,389

Basic net income per share	0.34
Diluted net income per share	0.29

          For 2006, we reported a net loss and, therefore, no common stock equivalents arising from stock options were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. The Novartis convertible note payable and warrants were individually evaluated and determined to be anti-dilutive, and have also been excluded from the computation of diluted net loss per share. For 2005, certain potential shares of common stock have been excluded from diluted income per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net (loss) income per share because their effect was anti-dilutive:

	Three Months Ended March 31,

	2006	2005

Options to purchase common shares	4,076,351	5,003,161
Outstanding warrants and options to purchase warrants	2,717,211	2,100,000
Novartis convertible note payable	1,514,377	—
MHR note payable	3,968,254	—

	12,276,193	7,103,161

The table above includes the MHR note payable.  In April, 2006 MHR provided notice to us of its intent to exercise the exchange feature of the convertible note.

10.  Comprehensive (Loss) Income

          Emisphere’s comprehensive (loss) income is comprised of net (loss) income adjusted for the change in net unrealized gain or loss on investments.  Comprehensive loss amounted to $26.8 million and comprehensive income amounted to $6.5 million for the three months ended March 31, 2006 and 2005, respectively.

11.  Commitments and Contingencies

          Commitments. Future minimum lease payments under capital leases (see Note 4) are as follows:

Quarter Ending March 31,

(in thousands)
2006	$170
Less: Amount representing interest at 8.5%	5

Present value of minimum lease payments	$165

          Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2006.

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

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated. Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. On January 6, 2006, the district court ruled in our favor, finding that Lilly had breached the agreements on all counts tried and that our termination was proper.  On April 6, 2006, the District Court granted in part a motion by Lilly to amend the January 6 decision to clarify the claims that were resolved by the decision.  Although the January 6, 2006 decision was interlocutory, Lilly has publicly stated its intention to appeal the decision.  A reversal of the decision in this litigation concerning our claim and subsequent court decision that Lilly breached our agreements could limit our future ability to realize the potential value of our oral PTH 1-34 assets. On April 25, 2006, the United States District Court in the Southern District of Indiana ordered Eli Lilly and Company to assign to Emisphere the patent application Lilly filed with the World Intellectual Property Organization, including any final patents that may be issued as a result of that application. On May 3, 2006, Lilly notified Emisphere that it has assigned the patent to Emisphere.  Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that near-term costs will be minimal and we do not anticipate any significant impact on our ability to develop our product candidates. Through March 31, 2006, we have incurred approximately $2.4 million in expenses relating to this litigation.

12.  Subsequent Events

          On April 4, 2006, MHR provided notice to us of its intent to exchange the Loan for the Convertible Note and to exercise its option to purchase warrants to purchase up to 617,211 shares of common stock. On April 10, 2006 the purchase of the warrants was completed and we received $551 thousand in proceeds. On May 5, 2006 we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not related to non-payment, under the Loan Agreement.

          On April 28, 2006, Novartis notified us of their decision to elect to commence development in the oral recombinant human growth hormone program. On May 3, 2006, we received a $5 million milestone payment from Novartis in connection with that election.

           Our Chief Financial Officer, Elliot M. Maza, has indicated his intention to resign following the completion of a secondary offering under our shelf registration to assume the role of senior vice president and chief financial officer of a biotechnology company. No firm departure date has been set and Mr. Maza plans to remain with the Company for a short period of time and assist with the transition.

           The role of Chief Accounting Officer had previously been assigned to Noelle Whitehead, who will continue in that role.

           Also, the board has authorized the retention of an executive search firm to seek candidates for Chief Executive Officer and/or Chief Operating Officer for the company. In the event the board determines to hire a CEO, it is the board's current intention for Michael Goldberg to remain Chairman of the company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as statements made from time to time by our representatives, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding planned or expected studies and trials of oral formulations that utilize our eligen® technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our eligen® technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our Annual Report on Form 10-K for the year ending December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and the other factors discussed in connection with any forward-looking statements.

General

          Emisphere Technologies, Inc. is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently available or have poor bioavailability in oral form. Since our inception in 1986, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and in collaborations with corporate partners and academic research institutions.  Our product pipeline includes product candidates for the treatment of cardiovascular diseases, osteoporosis, growth disorders, diabetes, asthma/allergies, obesity and infectious diseases. Development and commercialization of these product candidates entails risk and significant expense. Since inception, we have had no product sales from these product candidates.

          Oral heparin and oral insulin are our two lead unpartnered programs. Our strategy for the heparin program includes plans for a pivotal, Phase III trial designed to determine the safety and efficacy of oral heparin versus Coumadin® (sodium warfarin) for the prevention of venous thromboembolism following elective total hip replacement. In further support of the heparin program, during the third quarter of 2005 we conducted a multi-arm, cross-over, clinical trial with sixteen subjects to compare heparin delivered by different injection routes to heparin delivered orally in normal subjects.  In March 2006, we announced that preliminary results confirm that heparin delivered orally utilizing our eligen® drug delivery technology is chemically identical to heparin delivered by injection. The detailed results of this study will be made available through publication. We expect to discuss the data with the FDA to determine whether these data can be used to accelerate our product registration.

          Our strategy for the insulin program includes a 90 day Phase II trial to evaluate the safety and efficacy of low and high doses of oral insulin tablets versus placebo in subjects with Type 2 diabetes who have inadequate glycemic control with Metformin monotherapy. The primary efficacy endpoint of the study is related to the change in hemoglobin A1c, the standard for evaluating glucose control in Type 2 diabetics.  We also will focus on the safety of oral insulin, specifically incidents of hypoglycemia and the occurrence of insulin antibodies. We began dosing patients in that trial in December 2005 and expect to complete dosing by August 2006. Preliminary, blinded data obtained from subjects who have received 30-60 days of dosing show a decrease in hemoglobin A1c in a number of patients and no events of hypoglycemia have been reported.

          We will also continue to advance our collaborations with Roche on small molecule compounds for bone related diseases, with Novartis on salmon calcitonin and recombinant human growth hormone, and with a pharmaceutical company based outside the United States to develop an improved oral formulation of the antiviral compound acyclovir.

Recent Developments

           Our Chief Financial Officer, Elliot M. Maza, has indicated his intention to resign following the completion of a secondary offering under our shelf registration to assume the role of senior vice president and chief financial officer of a biotechnology company. No firm departure date has been set and Mr. Maza plans to remain with the Company for a short period of time and assist with the transition.

           The role of Chief Accounting Officer had previously been assigned to Noelle Whitehead, who will continue in that role.

           Also, the board has authorized the retention of an executive search firm to seek candidates for Chief Executive Officer and/or Chief Operating Officer for the company. In the event the board determines to hire a CEO, it is the board's current intention for Michael Goldberg to remain Chairman of the company.

Liquidity and Capital Resources

          As of March 31, 2006, total cash, cash equivalents and investments were $4.0 million. We anticipate that our existing capital resources, including the $5 million milestone payment received from Novartis on May 3, 2006 upon commencement of the development phase of the human growth hormone program, will not enable us to continue operations past mid-July of 2006, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to July 2006, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We filed a shelf registration statement on Form S-3 with the SEC on April 7, 2006 and it was declared effective on May 2, 2006. The shelf registration statement will enable the Company to offer and sell up to six million shares of common stock or warrants to purchase common stock from time to time in one or more offerings. We are actively working with investment bankers concerning our financing options. We cannot assure you that financing will be available on favorable terms or at all.

          Since our inception in 1986, we have generated significant losses from operations, and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of March 31, 2006, our accumulated deficit was $377.4 million.  Our net loss was $26.8 million for the quarter ended March 31, 2006 and $18.1 million and $37.5 million for the years ended December 31, 2005 and 2004, respectively. Our stockholders’ deficit increased from $11.3 million as of December 31, 2004 to $26.3 million as of March 31, 2006. We have limited capital resources, and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Cash Sources and Uses

          Cash inflows during 2006 include the issuance of stock upon exercise of stock options and warrants, and milestone payments and other research revenue received from partners. The primary uses of cash have been funding current operations. The following table summarizes cash flow activity for the quarters ended March 31, 2006 and 2005:

	Quarter ended March 31,

	2006	2005

	(in thousands)
Cash Sources
Proceeds from issuance of equity securities	$1,870	$13,349
Net proceeds from sales and purchases of investments	—	4,000
Proceeds from sales of fixed assets	2	—
Decrease in restricted cash	4,294	—

Total cash sources	$6,166	$17,349

Cash Uses
Cash used in operating activities	$6,937	$7,358
Repayment of debt obligations	60	180
Capital expenditures	58	41

Total cash uses	$7,055	$7,579

(Decrease) increase in cash	$(889)	$9,770

Financing Activities

          On September 26, 2005, we executed the Loan Agreement with MHR. The Loan Agreement provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). The Loan Agreement was amended on November 11, 2005 to clarify certain terms. Net proceeds from the Loan were approximately $12.9 million, net of all transactional costs. The Loan is secured by a first priority lien in favor of MHR on substantially all of our assets. The Loan Agreement required us to hold a special stockholder meeting for the purpose of obtaining stockholder approval of (i) the exchange of the Loan for an 11% senior secured convertible note (the “Convertible Note”) with substantially the same terms as the Loan Agreement, except that the Convertible Note will be convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock (the “Conversion Shares”) at a price per share of $3.78, interest will be payable in kind rather than in cash and we will have the right to call the Convertible Note after September 26, 2010 if certain conditions are satisfied and (ii) the amendment and restatement of our Restated Certificate of Incorporation. On January 17, 2006, the special meeting of stockholders was held and both proposals were approved by our stockholders. On April 4, 2006, MHR provided notice of its intent to exchange the Loan for the Convertible Note. On May 5, 2006 we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not related to non-payment, under the Loan Agreement.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

	Quarter Ended March 31,

	2006	2005	Change	% Change

		(in thousands)
Revenue	$1,696	$993	$703	71%
Research and development	4,517	4,412	105	2%
General and administrative expenses	2,802	3,665	(863)	(24)%
Depreciation and amortization	990	1,111	(121)	(11)%
Operating expenses	8,309	9,188	(879)	(10)%
Operating loss	(6,613)	(8,195)	1,582	19%
Other (expense) income	(20,223)	14,724	(34,947)	n/m
Net (loss) income	(26,836)	6,529	(33,365)	n/m

          Revenue increased significantly as compared to 2005, primarily due to the achievement of a milestone in the Roche collaboration. The Roche agreement for small molecules for bone-related diseases now includes two products under development. Additional milestone payments under this agreement may not be earned in the short-term or at all. In March 2006, we initiated a new collaboration with Genta for the development of an oral form of gallium nitrate. On April 28, 2006, Novartis elected to commence development in the recombinant human growth hormone program, and on May 3, 2006, we received a $5 million milestone payment in connection with that election.

          Research and development costs increased by $0.1 million compared to the first quarter of 2005.  This increase is the result of the implementation of SFAS 123(R), which resulted in non-cash stock-based compensation charges of $0.2 million for the quarter. This increase was partially offset by a decrease in outside laboratory analysis fees, which reflects a progression from pre-clinical to clinical activities.

          General and administrative expenses decreased by $0.9 million compared to the first quarter of 2005. The decrease reflects decreases of $0.9 million in professional fees, primarily related to the Lilly litigation, and $0.1 million in occupancy costs, due to the sale of our Farmington, Connecticut facility in June 2005, partially offset by non-cash stock-based compensation charges of $0.2 million recorded in connection with the implementation of SFAS 123(R).

          Depreciation and amortization costs decreased by $121 thousand when compared to the same quarter of the prior year. This decrease in depreciation resulted from a decrease in capital expenditures over the last several years.

          Other expense and income was $20.2 million of expense for the quarter ended March 31, 2006 as compared to $14.7 million of income for the quarter ended March 31, 2005.  In 2006, the expense is comprised of a $7.6 million non-cash charge representing the change in fair value of derivative instruments, which was driven by the increase in the market price of our common stock during the quarter, and interest expense of $12.8 million related to the Novartis and MHR notes payable and the MHR beneficial conversion feature, partially offset by interest and other income. The income in 2005 is primarily comprised of a $14.7 million gain on the extinguishment of debt related to the repurchase of our indebtedness to Elan.

          As a result of the above factors, we sustained a net loss of $26.8 million for the quarter ended March 31, 2006, compared to net income of $6.5 million for the quarter ended March 31, 2005. The significant fluctuation is the result of non-recurring transactions – primarily the MHR beneficial conversion feature, the change in fair value of derivative instruments and the gain on the extinguishment of the note payable to Elan – and is therefore not necessarily indicative of future results.

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

          Share-Based Payments – On January 1, 2006, we adopted  SFAS 123(R), “Share-Based Payment”, which establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) supercedes the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date.  SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures.

          We grant options to purchase our common stock to our employees and directors under our stock option plans. Employees are also granted options to purchase shares of our common stock at the lower of the fair market value on the grant date or 85% of the fair market value on the date of exercise under our employee stock purchase plans. The benefits provided under these plans are share-based payments subject to the provisions of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) during the first quarter of 2006 was $0.4 million. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.1 million, of which approximately $0.9 million is expected to be recognized over the remaining nine months of 2006.

          We estimate the value of stock option awards on the date of grant using the Black-Scholes-Merton option-pricing model (the “Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.

          If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

          The guidance in SFAS 123(R) and Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) is relatively new, and best practices are not well established. There are significant differences among valuation models, and there is a possibility that we will adopt a different valuation model in the future. Theoretical valuation models are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.

          We have estimated our stock price volatility using the historical volatility in the market price of our common stock for the expected term of the option, which resulted in a weighted-average of 84%. If our stock price volatility assumption were increased to 90%, the weighted-average estimated fair value of stock options granted during the quarter ended March 31, 2006 would increase by $0.19 per share, or 4%.

          The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for the expected term of the option, which resulted in a weighted-average of 4.7%. If our risk-free interest rate assumption were increased to 5.7%, the weighted-average estimated fair value of stock options granted during the quarter ended March 31, 2006 would increase by $0.06 per share, or 1%.

          We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. Accordingly, we assumed a 0% dividend yield.

          The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior, which resulted in a rate of 5.0% annually for employees and 0% for executives and directors for the quarter ended March 31, 2006. If our forfeiture rate assumption for employees was decreased to 4%, the weighted-average estimated fair value of stock options granted during the quarter ended March 31, 2006 would increase by $0.22 per share, or 5%.

          Revenue Recognition – Revenue includes amounts earned from collaborative agreements and feasibility studies and is recognized using the lower of the percentage complete applied to expected contractual payments or the total non-refundable cash received to date. Changes in the projected hours to complete the project could significantly change the amount of revenue recognized. During the quarter ended March 31, 2006, we do not believe that reasonable changes in the projections would have had a material effect on recorded revenue.  Additionally, the achievement of milestones in any agreement can significantly impact revenue recognized during a period.  Achievement of milestones in our collaborative agreements is largely outside our control, and we cannot predict with any certainty when or if milestones will be reached.

          Warrants and the MHR warrant purchase option – Warrants issued in connection with the equity financing completed in March 2005 have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. The warrant purchase option contained in the MHR Note is accounted for separately from the underlying debt and recorded as a derivative instrument. This embedded derivative instrument was classified as a liability at issuance. At each balance sheet date, we adjust the warrants and the warrant purchase option to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. During the first quarter of 2006, our stock price increased by slightly more than 100%. As a result, we recorded a non-cash charge related to the change in the fair value of derivative instruments of $7.6 million. Quantitative and Qualitative Disclosures about Market Risk for additional information on the volatility in market value of derivative instruments.  See Item 3.

          Off-Balance Sheet Arrangements

          As of March 31, 2006, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the quarter ended March 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Fair Value of Warrants and Derivative Liabilities.  At March 31, 2006, the value of derivative instruments was $13.1 million. We estimate the fair values of these instruments using the Black-Scholes model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect on the fair value of derivative instruments of changes in certain of the assumptions made:

Increase/(decrease)

(in thousands)
10% increase in stock price	$1,612
20% increase in stock price	3,236
5% increase in assumed volatility	259
10% decrease in stock price	(1,598)
20% decrease in stock price	(3,180)
5% decrease in assumed volatility	(268)

          Investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments may consist of U.S. mortgage-backed securities, commercial paper, corporate notes and corporate equities.  Our fixed rate interest-bearing investments totaled $3 million at March 31, 2006. These investments mature in less than one year. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

          Due to the conservative nature of our short-term fixed interest rate investments (maturities in less than one year), we do not believe that they have a material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 4, 2006, our Board of Directors appointed John D. Harkey, Jr. to the Board of Directors effective April 10, 2006.  Mr. Harkey holds the position of Chairman of the audit committee and qualifies as the “audit committee financial expert,” within the meaning of Item 401(h) of Regulation S-K.

PART II

ITEM 1.	LEGAL PROCEEDINGS

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated. Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. On January 6, 2006, the district court ruled in our favor, finding that Lilly had breached the agreements on all counts tried and that our termination was proper.  On April 6, 2006, the District Court granted in part a motion by Lilly to amend the January 6 decision to clarify the claims that were resolved by the decision.  Although the January 6, 2006 decision was interlocutory, Lilly has publicly stated its intention to appeal the decision.  A reversal of the decision in this litigation concerning our claim and subsequent court decision that Lilly breached our agreements could limit our future ability to realize the potential value of our oral PTH 1-34 assets. On April 25, 2006, the United States District Court in the Southern District of Indiana ordered Eli Lilly and Company to assign to Emisphere the patent application Lilly filed with the World Intellectual Property Organization, including any final patents that may be issued as a result of that application. On May 3, 2006, Lilly notified Emisphere that it has assigned the patent to Emisphere.  Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that near-term costs will be minimal and we do not anticipate any significant impact on our ability to develop our product candidates. Through March 31, 2006, we have incurred approximately $2.4 million in expenses relating to this litigation.

ITEM 1A.	RISK FACTOR

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

          If we fail to raise additional capital or receive substantial cash inflows from our partners by July of 2006, we will be forced to cease operations

          As of March 31, 2006, we had cash, cash equivalents and investments of $4.0 million. We anticipate that our existing capital resources, including the $5 million milestone payment received from Novartis on May 3, 2006 upon commencement of the development phase of the human growth hormone program will not enable us to continue operations past mid-July of 2006, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to July 2006, we will be forced to cease operations. We filed a shelf registration statement on Form S-3 with the SEC on April 7, 2006 and it was declared effective on May 2, 2006. The shelf registration statement will enable the Company to offer and sell up to six million shares of common stock or warrants to purchase common stock from time to time in one or more offerings. We are actively working with investment bankers concerning our financing options. We cannot assure you that financing will be available on favorable terms or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

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

          Since our inception in 1986, we have generated significant losses from operations, and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2006, total cash, cash equivalents and investments were $4.0 million and our accumulated deficit was $377.4 million.  Our net loss was $18.1 million and $37.5 million for the years ended December 31, 2005 and 2004, respectively. Net loss was $26.8 million for the quarter ended March 31, 2006.  Our stockholders’ deficit increased from $11.3 million as of December 31, 2004 to $26.3 million as of March 31, 2006. We have limited capital resources, and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Information required by this item is incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2006.

ITEM 5.	OTHER INFORMATION

          None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Development and License Agreement dated as of March 22, 2006 between Emisphere and Genta (filed in redacted form pursuant to Confidential Treatment Request; unredacted version filed separately with the SEC).

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006

Emisphere Technologies, Inc.

/s/Michael M. Goldberg, M.D.

Michael M. Goldberg, M.D.
Chairman and Chief Executive Officer

/s/Elliot M. Maza

Elliot M. Maza
Chief Financial Officer