Form 10-Q
period 2006-06-30
EMISPHERE TECHNOLOGIES INC
filed 2006-08-08
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)	☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

          The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of August 3, 2006 was 28,014,237.

EMISPHERE TECHNOLOGIES, INC.

          All other schedules called for by the instructions to Form 10-Q have been omitted because the schedules are not applicable or the relevant information is not material.

PART I

ITEM 1.          FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(in thousands, except share data)
(unaudited)

	June 30, 2006	December 31, 2005

Assets:
Current assets:
Cash and cash equivalents	$16,807	$1,950
Restricted cash	—	4,294
Investments	17,952	2,974
Accounts receivable	32	71
Prepaid expenses and other current assets	1,056	951

Total current assets	35,847	10,240
Equipment and leasehold improvements, net	4,203	5,899
Purchased technology, net	1,914	2,034
Other assets	798	815

Total assets	$42,762	$18,988

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable and accrued expenses	$2,933	$3,322
Deferred revenue	23	290
Current portion of capital lease obligation	104	225
Current portion of deferred lease liability	397	397
Derivative instruments	13,740	6,528

Total current liabilities	17,197	10,762
Notes payable, including accrued interest and net of related discount	23,565	22,857
Deferred lease liability, net of current portion	66	264

Total liabilities	40,828	33,883

Stockholders’ equity (deficit):
Preferred stock, $.01par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 28,267,544 shares (27,977,812 outstanding) as of June 30, 2006, and 23,673,299 shares (23,383,567 outstanding) as of December 31, 2005	283	237
Additional paid-in capital	386,809	339,452
Accumulated deficit	(381,199)	(350,606)
Accumulated other comprehensive loss	(7)	(26)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ equity (deficit)	1,934	(14,895)

Total liabilities and stockholders’ equity (deficit)	$42,762	$18,988

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2006 and 2005
(in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2006	2005	2006	2005

Revenue	$5,220	$1,961	$6,916	$2,954

Costs and expenses:
Research and development	4,858	4,618	9,375	9,030
General and administrative expenses	2,816	3,282	5,618	6,947
Gain on sale of fixed assets	(4)	(567)	(4)	(567)
Depreciation and amortization	972	1,091	1,962	2,202

Total costs and expenses	8,642	8,424	16,951	17,612

Operating loss	(3,422)	(6,463)	(10,035)	(14,658)

Other (expense) and income:
Gain on extinguishment of note payable	—	—	—	14,663
Investment and other income	299	110	422	208
(Loss)/gain on sale of investments	(5)	989	(5)	989
Change in fair value of derivative instruments	(56)	(296)	(7,620)	(208)
Interest expense	(573)	(124)	(13,355)	(249)

Total other (expense) and income	(335)	679	(20,558)	15,403

Net (loss) income	$(3,757)	$(5,784)	$(30,593)	$745

Net loss (income) per share, basic	$(0.14)	$(0.25)	$(1.23)	$0.04

Net loss (income) per share, diluted	$(0.14)	$(0.25)	$(1.23)	$0.03

Weighted average shares outstanding, basic	25,952,342	23,267,713	24,815,680	21,253,091

Weighted average shares outstanding, diluted	25,952,342	23,267,713	24,815,680	21,436,982

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005
(in thousands)
(unaudited)

	For the six months ended June 30,

	2006	2005

Cash flows from operating activities:
Net (loss) income	$(30,593)	$745

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,842	2,082
Amortization of purchased technology	120	120
Changes in the fair value of derivative instruments	7,620	208
Non-cash interest expense	12,932	227
Non-cash compensation expense	830	9
Gain on extinguishment of note payable	—	(14,663)
Loss (gain) on sale of investments	5	(989)
Gain on sale of fixed assets	(4)	(567)
Other	(25)	204
Changes in assets and liabilities excluding non-cash charges:
Decrease (increase) in accounts receivable	39	(65)
(Increase) decrease in prepaid expenses and other current assets	(99)	391
Decrease in accounts payable and accrued expenses	(419)	(1,110)
Decrease in deferred revenue	(267)	(1,143)
Decrease in deferred lease liability	(198)	(199)

Total adjustments	22,376	(15,495)

Net cash used in operating activities	(8,217)	(14,750)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	2,994	7,602
Purchases of investments	(17,905)	—
Decrease in restricted cash	4,294	—
Proceeds from sale of fixed assets	6	4,129
Capital expenditures	(148)	(66)

Net cash (used in) provided by investing activities	(10,759)	11,665
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,344	483
Net proceeds from issuance of common stock	31,059	11,321
Net proceeds from issuance of warrants	551	3,737
Repayment of Elan note payable	—	(13,000)
Repayment of note payable and capital lease obligation	(121)	(361)

Net cash provided by financing activities	33,833	2,180

Net increase (decrease) in cash and cash equivalents	14,857	(905)
Cash and cash equivalents, beginning of period	1,950	6,967

Cash and cash equivalents, end of period	$16,807	$6,062

Non-cash investing and financing activities:
Settlement of derivative instrument liability	$958	—
Issuance of warrants in connection with extinguishment of note payable	—	$1,632

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Liquidity

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of June 30, 2006, our accumulated deficit was approximately $381 million.  Our net loss was $18.1 million and $37.5 million for the years ended December 31, 2005 and 2004, respectively. Net loss was $30.6 million for the six months ended June 30, 2006. Our stockholders’ equity decreased from $11.3 million as of December 31, 2004 to $1.9 million as of June 30, 2006. We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 included an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          On May 3, 2006, we received a $5 million milestone payment from Novartis and on May 15, 2006, we completed the sale of 4 million shares of our common stock for net proceeds of approximately $31 million. As of June 30, 2006, total cash, cash equivalents and investments were $34.8 million. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations into the third quarter of 2007.  However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated.

          Our business will require substantial additional investment that we have not yet secured.  We cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates.  Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners.  We cannot assure you that financing will be available on favorable terms or at all. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

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

3.      Stock-Based Compensation Plans

          On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment”, which establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) supersedes the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date.  SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures.  Since we have adopted SFAS 123(R) under the modified version of prospective application there is no restatement of prior periods.

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

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. We have estimated our stock price volatility using the historical volatility in the market price of our common stock for the expected term of the option. The historical term of options held over the past five years has been 9.1 years for executives, 4.7 years for directors and 5.8 years for non-executives.  The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for the expected term of the option. We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. Accordingly, we assumed a 0% dividend yield. The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior. Forfeiture rates and the expected term of options are estimated separately for groups of employees that have similar historical exercise behavior. The ranges presented below are the result of certain groups of employees displaying different behavior. The following weighted-average assumptions were used for grants made under the stock option plans:

	Quarter ended June 30, 2006	Quarter ended June 30, 2005

Expected volatility	73.7 – 84.7%	86.9%
Expected term	0.5 – 5.5 years	5 years
Risk-free interest rate	4.8%	3.6%
Dividend yield	0%	0%
Annual forfeiture rate	0 - 5%	0 - 5%

          Stock Option Plans. Under our 1991 and 2000 Stock Option Plans, the 2002 Broad Based Plan and the 1995 Non-Qualified Stock Option Plan (individually, the “91 Plan”, “00 Plan”, “02 Plan” and “95 Plan,” respectively, or collectively, the “Plans”) a maximum of 2,500,000, 2,319,500, 160,000 and 2,550,000 shares of our common stock, respectively, are available for issuance under the Plans. The 91 Plan is available to employees and consultants; the 00 Plan is available to employees, directors and consultants; and the 02 Plan is available to employees only. The 91 Plan, 00 Plan and 02 Plan provide for the grant of either incentive stock options (“ISOs”), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. The 95 Plan provides for grants of non-qualified stock options to officers and key employees. Generally, the options vest at the rate of 20% per year and expire within a five- to ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans. As of June 30, 2006, shares available for future grants under the Plans amounted to 674,966.

          Transactions involving stock options awarded under the Plans during the six months ended June 30, 2006 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

				(in thousands)
Outstanding at December 31, 2005	3,799,513	$16.65
Granted	11,330	$7.74
Forfeited	(106,160)	$6.60
Exercised	(60,308)	$3.83

Outstanding at June 30, 2006	3,644,375	$17.13	4.5	$5,007

Exercisable at June 30, 2006	2,979,507	$19.98	3.6	$2,139

          The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 was $5.58.

          Outside Directors’ Plan. We have adopted a stock option plan for outside directors (the “Outside Directors’ Plan”). As amended, a maximum of 725,000 shares of our common stock is available for issuance under the Outside Directors’ Plan. Directors who are neither officers nor employees of Emisphere nor holders of more than 5% of our common stock are granted options to purchase 7,000 shares of our common stock on the date of each annual stockholders’ meeting. The options have an exercise price equal to the fair market value of our common stock on the date of grant, vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date, and expire ten years after the date of grant. The Outside Directors Plan also provides for the ability to grant nondiscretionary awards of restricted stock.  Each outside director will receive an award of restricted stock on the date of each regular annual stockholders’ meeting equivalent to 50% of the director’s annual cash board retainer fee. These restricted shares vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date. As of June 30, 2006 shares available for future grants under the plan amounted to 401,070.

          Transactions involving stock options awarded under the Outside Directors’ Plan during the six months ended June 30, 2006 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

				(in thousands)
Outstanding at December 31, 2005	240,000	$11.21
Granted	25,460	$7.40
Exercised	(84,000)	$5.99

Outstanding at June 30, 2006	181,460	$13.09	5.7	$263

Exercisable at June 30, 2006	135,000	$15.31	4.9	$157

          The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 was $1.94.

          Directors’ Deferred Compensation Stock Plan. The Directors’ Deferred Compensation Stock Plan (the “Directors’ Deferred Plan”) ceased as of May 2004 and was replaced by a new compensation package, as approved at the annual stockholders’ meeting in May 2004. Under the Directors’ Deferred Plan, directors who were neither officers nor employees of Emisphere had the option to elect to receive one half of the annual Board of Directors’ retainer compensation in deferred common stock. An aggregate of 25,000 shares of our common stock has been reserved for issuance under the Directors’ Deferred Plan. Under the terms of the Directors’ Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board of Directors. In accordance with the Directors’ Deferred Plan, in September 2005, we issued 2,651 shares to Mr. Levenson and 355 shares to Mr. Black. As of June 30, 2006, there are 3,122 shares issuable under the plan.

          Non-Plan Options. Our Board of Directors has granted options (“Non-Plan Options”) which are currently outstanding for the accounts of two consultants.  The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

          Transactions involving awards of Non-Plan Options during the six months ended June 30, 2006 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

				(in thousands)
Outstanding at December 31, 2005	50,000	$8.86
Exercised	24,000	$4.88

Outstanding at June 30, 2006	26,000	$12.54	4.9	$71

Exercisable at June 30, 2006	26,000	$12.54	4.9	$71

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

          Transactions involving awards of Purchase Plan options during the six months ended June 30, 2006 are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

				(in thousands)
Granted	126,707	$6.08
Exercised	220,545	$3.99
Outstanding at June 30, 2006	97,135	$6.34	0.2	$213
Exercisable at June 30, 2006	44,144	$5.24	0.1	$145

The number and weighted average exercise price of shares outstanding and exercisable at June 30, 2006 is subject to change because the exercise price is set as the lesser of the fair market value of our common stock on the date of grant or 85% of the fair market value on the date of exercise.

          Summary Information for All Plans. Total compensation expense recorded during the three and six months ended June 30, 2006 for share-based payment awards was $0.4 million and $0.8 million, respectively, of which $0.2 million and $0.4 million is shown in research and development and $ 0.2 million and $0.4 million is shown in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2006, respectively. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.7 million, which is expected to be recognized over a weighted-average period of 1.7 years. No tax benefit was realized due to a continued pattern of operating losses. We have a policy of issuing new shares to satisfy share option exercises.

          The following table summarizes transactions involving the exercise of stock option awards during the three and six months ended June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(in thousands)
Intrinsic value of options exercised	$571	$73	$1,080	$210
Cash received from options exercised	475	267	1,393	485

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

	(in thousands, except per share amounts)
Net (loss) income, as reported	$(5,784)	$745
Add: Stock based compensation expense included in reported net (loss) income	11	11
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(691)	(1,277)

Proforma net loss	$(6,464)	$(521)

Net (loss) income per share amounts, basic:
As reported	$(0.25)	$0.04
Pro forma	$(0.28)	$(0.02)
Net (loss) income per share amounts, diluted:
As reported	$(0.25)	$0.03
Pro forma	$(0.28)	$(0.02)

          For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The assumptions used in computing the fair value of options granted are expected volatility of 91% in the first quarter of 2005 and 87% in the second quarter of 2005, expected lives of five years, zero dividend yield, and weighted-average risk-free interest rate of 4.17% in the first quarter of 2005 and 3.61% in the second quarter of 2005. For the Purchase Plans, the total number of quarterly options awarded can vary as the exercise price per share is equal to the lesser of the fair market value of our common stock on the date of grant or 85% of the fair market value on the date of exercise. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. We calculate estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the quarter.

4.       Fixed Assets

          Tarrytown Facility Transaction.  During 2003, in order to streamline operations and reduce expenditures, we entered into a transaction to surrender to the landlord approximately 27% of the leased space at our Tarrytown facility. Such surrendered space primarily consists of office space which was subsequently leased to another tenant at the Tarrytown facility.

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

          Fixed Assets. Equipment and leasehold improvements, net, including assets held under capital lease, consists of the following:

	Useful Lives in Years	June 30, 2006	December 31, 2005

		(in thousands)
Equipment	3-7	$9,735	$9,611
Leasehold improvements	Life of lease	19,216	19,209

		28,951	$28,820
Accumulated depreciation and amortization		24,748	22,921

Equipment and leasehold improvements, net		$4,203	$5,899

          Included in equipment and leasehold improvements at June 30, 2006 are assets which were acquired under capital leases with a cost of $0.7 million and a net book value of $0.2 million (see Note 11).

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

          The carrying value of the purchased technology is comprised as follows:

	June 30, 2006	December 31, 2005

	(in thousands)
Gross carrying amount	$4,533	$4,533
Accumulated amortization	2,619	2,499

Purchased technology, net	$1,914	$2,034

          Estimated amortization expense for the purchased technology is $119 thousand for the remaining six months of 2006 and $239 thousand for each of the next five years.

6.       Notes Payable and Restructuring of Debt

          Notes payable consist of the following:

	June 30, 2006	December 31, 2005

	(in thousands)
Novartis Note	$10,736	$10,498
MHR Notes	12,829	12,359

	$23,565	$22,857

          Novartis Note. On December 1, 2004 we issued a $10 million convertible note to Novartis in connection with a new research collaboration option relating to the development of PTH 1-34. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are recording interest using the effective interest rate method, which results in an interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, including that the number of shares issued to Novartis, when issued, does not exceed 19.9% of the total shares of our common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing, and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). Under the Novartis Note, an event of default shall be deemed to have occurred if we default on the payment of the principal amount of, and accrued and unpaid interest on, the Novartis Note upon maturity, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty, we fail to timely cure a default in the payment of any other indebtedness in excess of a certain material threshold, or there occurs an acceleration of indebtedness in excess of that threshold, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain material threshold, we become entitled to terminate the registration of our securities or the filing of reports under the Securities Exchange Act of 1934, our common stock is delisted from Nasdaq, we experience a change of control (including by, among other things, a change in the composition of a majority of our board (other than as approved by the board) in any one-year period, a merger which results in our stockholders holding shares that represent less than a majority of the voting power of the merged entity, and any other acquisition by a third party of shares that represent a majority of the voting power of the company), we sell substantially all of our assets, or we are effectively unable to honor or perform our obligations under the new research collaboration option relating to the development of PTH 1-34. Upon the occurrence of an event of default prior to conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. If the Novartis Note is converted into our common stock, Novartis would have the right to require us to repurchase the shares of common stock within six months after an event of default under the Novartis Note, for an aggregate purchase price equal to the principal and interest that was converted, plus interest from the date of conversion, as if no conversion had occurred. At June 30, 2006, the Novartis Note was convertible into 1,130,316 shares of our common stock.

          MHR Notes. On September 26, 2005, we executed the Loan Agreement with MHR Institutional Partners IIA LP (together with certain affiliated funds “MHR”). The Loan Agreement provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). The Loan Agreement was amended on November 11, 2005 to clarify certain terms. Net proceeds from the Loan were approximately $12.9 million. We are recording interest using the effective interest method, which results in an effective interest rate of 14.4%. The proceeds from the Loan were disbursed to a restricted account and our right to have such funds disbursed to our operating account was conditioned upon the requested amounts for any period not being in excess of 103% of amounts in our budget for such period (then in effect under the terms of the Loan Agreement), and provided that we certify to MHR that no event of default has occurred under the Loan Agreement (or the Convertible Note described below, as applicable), no material adverse change has occurred and our representations and warranties under the Loan Agreement continue to be true and correct. Under the Loan Agreement, MHR requested, and, on May 16, 2006, we effected, the exchange of the Loan for 11% senior secured convertible notes (the “Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock at a price per share of $3.78, interest will be payable in the form of additional Convertible Notes rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. The Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets.

          The Convertible Notes provide that an event of default shall be deemed to have occurred if we default on the payment of any obligation or indebtedness under the Convertible Notes when due (including any payment of interest), any of the liens in favor of MHR created by the transaction fails to constitute a perfected lien, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty or fail to observe any covenant or agreement, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain materiality threshold, our common stock has been delisted or trading has been suspended, we sell a substantial portion of our assets, we merge with another entity without the prior consent of MHR, or any governmental action renders us unable to honor or perform our obligations under the Loan Agreement or results in a material adverse effect on our operations. If an event of default occurs, the Convertible Notes provide for the immediate repayment of the Convertible Notes. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver on June 20, 2006, July 10, 2006, July 20, 2006, July 31, 2006 and August 8, 2006. The waiver received August 8, 2006 is in effect for a period greater than one year, as such the Convertible Notes have been classified as long-term.

          In connection with the financing transaction, we amended MHR’s existing warrants to purchase 387,374 shares of our common stock to provide for additional anti-dilution protection.  MHR was also granted the option to purchase warrants for up to an additional 617,211 shares of our common stock (the “warrant purchase option”) at a price per warrant equal to $0.01 per warrant for each of the first 67,084 warrants and $1.00 per warrant for each additional warrant. This option was exercised by MHR in April 2006. These warrants have an exercise price of $4.00, subject to anti-dilution protection. The fair value of the warrant purchase option at issuance was $1.3 million, which has been recorded as a separate liability and as a discount from the face value of the note. See Note 7 for a further discussion of the liability related to these warrants.

          The Convertible Notes provide MHR with the right to require us to redeem the Convertible Notes in the event of a change in control, as defined in the Convertible Notes. The Convertible Notes provide for a redemption penalty equal to 104% through September 26, 2006, 103% through September 26, 2007, 102% through September 26, 2008 and 101% through September 26, 2009. After September 26, 2009, the change in control redemption feature in the Convertible Notes will expire. The fair value of the change in control redemption feature at issuance was de minimis. See Note 7 for a further discussion of the change in control redemption feature.

          Total issuance costs associated with the Convertible Notes were $2.1 million, of which $1.9 million have been allocated to the MHR Note and $0.2 million have been allocated to the related derivative instruments. Of the $1.9 million allocated to the MHR Note, $1.4 million represents reimbursement of MHR’s legal fees and $0.5 million represents our legal and other transaction costs. The $1.4 million paid on behalf of the lender has been recorded as a reduction of the face value of the note, while the $0.5 million of our costs has been recorded as deferred financing costs, the current portion of which is included in prepaid expenses and other current assets and the long term portion of which is included in other assets on the condensed consolidated balance sheets. Both amounts will be amortized to interest expense over the life of the Convertible Notes.

          The book value of the MHR Notes is comprised of the following:

	June 30, 2006	December 31, 2005

	(in thousands)
Face value of the notes	$15,416	$15,000
Discount (related to the warrant purchase option)	(1,213)	(1,238)
Lender’s financing costs	(1,374)	(1,403)

	$12,829	$12,359

          Restructuring of Debt. Ebbisham Limited (“Ebbisham”) was an Irish corporation owned jointly by Elan and us. Ebbisham was formed to develop and market heparin products using technologies contributed by Elan and us. On February 28, 2002 Ebbisham was voluntarily liquidated.

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

7.       Derivative Instruments

          Derivative instruments consist of the following:

	June 30, 2006	December 31, 2005

	(in thousands)
Stock warrant issued to Kingsbridge	$—	$743
Stock warrants issued in equity financing	9,479	4,330
MHR warrants and warrant purchase option	4,261	1,455

	$13,740	$6,528

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

          Equity Financing Warrants. As of March 31, 2005, we completed the sale of 4 million shares of common stock and warrants to purchase up to 1.5 million shares of common stock. The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock. The warrants have an exercise price of $4.00 and an exercise period that begins on March 31, 2005 and expires on March 31, 2010.  The warrants provide for adjustments to the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the then current market price or the exercise price of the warrants. Warrants to purchase up to 1,112,626 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. Under the terms of the warrant, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrant has been accounted for as a liability. The fair value of the warrants is estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2006 are a closing stock price of $8.53, expected volatility of 77% over the remaining term of three years and nine months and a risk-free rate of 5.1%. The fair value of the warrants decreased by $66 thousand and increased by $5.1 million during the three and six months ended June 30, 2006, respectively and the fluctuations have been recorded in the statement of operations. The warrants will be marked to market for each future period they remain outstanding.

          MHR Warrants and Warrant Purchase Option. In connection with the Loan Agreement with MHR, Emisphere agreed to sell warrants for up to 617,211 shares to MHR at any date more than 45 days after the closing date. The first 67,084 warrants have a purchase price of $0.01 per share, and the remaining 550,127 warrants have a purchase price of $1.00 per share. In April 2006, MHR exercised its right to purchase warrants for all 617,211 shares. The warrants have an exercise price of $4.00 and are exercisable through September 26, 2011.The warrants have the same terms as the equity financing warrants, with no limit upon adjustments to the exercise price. Based on the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the warrant purchase option was determined to be an embedded derivative instrument which must be separated from the host contract. The MHR warrants contain the same potential cash settlement provisions as the equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrant purchase option was $1.3 million at issuance, which was estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2006 are a closing stock price of $8.53, expected volatility of 83% over the remaining term of five years and three months and a risk-free rate of 5.0%. $49 thousand of the deferred financing costs related to the Loan Agreement and $128 thousand representing reimbursement of MHR’s legal fees have been allocated to the warrant purchase option. Both amounts were expensed at issuance. The fair value of the MHR warrants/warrant purchase option increased by $121 thousand and $2.3 million during the three and six months ended June 30, 2006 and the fluctuation has been recorded in the statement of operations. The MHR warrants will be marked to market for each future period they remain outstanding. See Note 6 for a further discussion of the warrant purchase option and the MHR Note.

          Change in Control Redemption Feature. The Convertible Notes provide MHR with the right to require us to redeem the Convertible Notes in the event of a change in control, as defined in the Convertible Notes. The Convertible Notes provide for a redemption penalty equal to 104% through September 26, 2006, 103% through September 26, 2007, 102% through September 26, 2008 and 101% through September 26, 2009. After September 26, 2009, the change in control redemption feature in the Convertible Notes will expire. Based on the provisions of SFAS 133, the change in control redemption feature has been determined to be an embedded derivative instrument which must be separated from the host contract.  The fair value of the change in control redemption feature was estimated using a combination of a put option model for the penalties and the Black-Scholes option pricing model for the conversion option that exists under the Convertible Notes.  The estimate resulted in a value that was de minimis and therefore, no separate liability was recorded. Changes in the assumptions used to estimate the fair value of this derivative instrument, in particular the probability that a change in control will occur, could result in a material change to the fair value of the instrument. See Note 6 for a further discussion of the change in control redemption feature and the MHR Note.

8.       Stockholders’ Equity

          On May 15, 2006, we completed the sale of 4 million registered shares of common stock at $8.26 per share. Net proceeds from this offering were $31.1 million, net of total issuance costs of $2.0 million, which will be used for general corporate purposes. MHR was a purchaser in this offering.

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

          We have purchased 243,600 shares of our common stock for a total of $3.8 million.  Additionally, on August 1, 2005, our Chairman and Chief Executive Officer repaid a note receivable with $1.9 million in cash and 46,132 shares of our common stock valued at $0.2 million that had been held as collateral.  All such repurchased and reacquired stock is held by us as treasury stock.

          In connection with the Loan Agreement with MHR (see Note 6), Emisphere was required to hold a special stockholder meeting for the purpose of obtaining stockholder approval of (i) the exchange of the Loan for an 11% senior secured convertible note (the “Convertible Note”) with substantially the same terms as the Loan Agreement, except that the Convertible Note will be convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock (the “Conversion Shares”) at a price per share of $3.78, interest will be payable in kind rather than in cash and we will have the right to call the Convertible Note after September 26, 2010 if certain conditions are satisfied and (ii) the amendment and restatement of our Restated Certificate of Incorporation. On January 17, 2006, the special meeting of stockholders was held and both proposals were approved by our stockholders. Under the guidance of EITF issues 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that  as of January 17, 2006, a commitment date for issuing a Convertible Note was established and accordingly, an embedded beneficial conversion feature should be recorded.  The value of the beneficial conversion feature was based on the effective conversion price after allocating a portion of the proceeds of the loan to the warrant purchase option and adjusting for financing costs paid by us on behalf of the lender. Since the calculated value of the beneficial conversion feature exceeded the net proceeds allocated to the MHR Note, the beneficial conversion feature was recorded at an amount equal to the net proceeds allocated to the MHR Note, or $12.2 million, with a corresponding amount recorded as additional paid-in-capital. Since MHR can convert the Convertible Note to realize a return at any time, the entire beneficial conversion feature was immediately recorded as interest expense.

9.       Earnings Per Share

          For the three and six months ended June 30, 2006 and the three months ended June 30, 2005, we reported net losses and therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been anti-dilutive. The Novartis convertible note payable and warrants were individually evaluated and determined to be anti-dilutive, and have also been excluded from the computation of diluted net loss per share. The following table sets forth the information needed to compute basic and diluted earnings per share for the six months ended June 30, 2005:

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

          For the six months ended June 30, 2005, certain potential shares of common stock have been excluded from diluted income per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net (loss) income per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Options to purchase common shares	3,964,806	5,115,875	3,964,806	5,005,811
Outstanding warrants and options to purchase warrants	2,717,211	2,350,000	2,717,211	2,100,000
Novartis convertible note payable	1,130,316	2,654,123	1,130,316	2,925,095
MHR note payable	4,078,384	—	4,078,384	—

	11,890,717	10,119,998	11,890,717	10,030,906

10.     Comprehensive Loss

          Our comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments.  Comprehensive loss was $3.7 million and $5.8 million for the three months ended June 30, 2006 and 2005, respectively and a loss of $30.6 million and income of $0.7 million for the six months ended June 30, 2006 and 2005, respectively.

11.     Commitments and Contingencies

          Commitments. Future minimum lease payments under capital leases (see Note 4) are as follows:

Twelve month period ending June 30,	(in thousands)

2006	$106
Less: Amount representing interest at 8.5%	2

Present value of minimum lease payments	$104

          Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2006.

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

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated. Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. On January 6, 2006, the district court ruled in our favor, finding that Lilly had breached the agreements on all counts tried and that our termination was proper.  On April 6, 2006, the District Court granted in part a motion by Lilly to amend the January 6 decision to clarify the claims that were resolved by the decision.  Although the January 6, 2006 decision was interlocutory, Lilly has publicly stated its intention to appeal the decision.  A reversal of the decision in this litigation concerning our claim and subsequent court decision that Lilly breached our agreements could limit our future ability to realize the potential value of our oral PTH 1-34 assets. On April 25, 2006, the United States District Court in the Southern District of Indiana ordered Eli Lilly and Company to assign to Emisphere the patent application Lilly filed with the World Intellectual Property Organization, including any final patents that may be issued as a result of that application. On May 3, 2006, Lilly notified Emisphere that it has assigned the patent to Emisphere.  Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that near-term costs will be minimal and we do not anticipate any significant impact on our ability to develop our product candidates. Through June 30, 2006, we have incurred approximately $2.5 million in expenses relating to this litigation.

12.     Subsequent Event

          On August 7, 2006, Our Chief Accounting Officer, Noelle Whitehead, tendered her resignation, effective August 18, 2006. Ms. Whitehead's resignation did not result from any disagreements between her and the company, and is solely due to her decision to relocate for personal reasons. We are actively working to identify a new Chief Financial Officer.

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

          Oral heparin and oral insulin are our two lead unpartnered programs. Our strategy for the heparin program includes plans for a pivotal registration trial. In further support of the heparin program, during the third quarter of 2005 we conducted a multi-arm, cross-over, clinical trial with sixteen subjects to compare heparin delivered by different injection routes to heparin delivered orally in normal subjects.  In March 2006, we announced that preliminary results confirm that heparin delivered orally utilizing our eligen® drug delivery technology is chemically identical to heparin delivered by injection. The detailed results of this study will be made available through publication. We expect to discuss the data with the FDA to determine whether these data can be used to accelerate our product registration.

          Our strategy for the insulin program includes a 90 day Phase II trial to evaluate the safety and efficacy of low and high doses of oral insulin tablets versus placebo in subjects with Type 2 diabetes who have inadequate glycemic control with Metformin monotherapy. The primary efficacy endpoint of the study is related to the change in hemoglobin A1c, the standard for evaluating glucose control in Type 2 diabetics.  We also will continue to focus on the safety of oral insulin, specifically incidents of hypoglycemia and the occurrence of insulin antibodies. We began dosing patients in that trial in December 2005 and expect to complete dosing by early September 2006. Preliminary, blinded data show a decrease in hemoglobin A1c in a number of patients and very few events of hypoglycemia have been reported.

          We will also continue to advance our collaborations with Novartis on salmon calcitonin, parathyroid hormone and recombinant human growth hormone (“rhGH”), with Roche on small molecule compounds for bone related diseases, with Genta on gallium nitrate and with a pharmaceutical company based outside the United States to develop an improved oral formulation of the antiviral compound acyclovir.

Overview of Operations and Financial Condition

           During the second quarter of 2006, we raised approximately $31 million through the sale of 4 million shares of our common stock. We also received a $5 million milestone payment from Novartis upon execution by them of the development phase of the rhGH collaboration.  In addition to improving our cash position, this also significantly increased revenue for the quarter.

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

          We grant options to purchase our common stock to our employees and directors under our stock option plans. Employees are also granted options to purchase shares of our common stock at the lower of the fair market value on the grant date or 85% of the fair market value on the date of exercise under our employee stock purchase plans. The benefits provided under these plans are share-based payments subject to the provisions of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) during the first half of 2006 was $0.8 million. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.7 million, of which approximately $0.6 million is expected to be recognized over the remaining six months of 2006.

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

          If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.  During the three and six months ended June 30, 2006, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

          Revenue Recognition – Revenue includes amounts earned from collaborative agreements and feasibility studies and is recognized using the lower of the percentage complete applied to expected contractual payments or the total non-refundable cash received to date. Changes in the projected hours to complete the project could significantly change the amount of revenue recognized. During the three and six months ended June 30, 2006, we do not believe that reasonable changes in the projections would have had a material effect on recorded revenue.

          Warrants – Warrants issued in connection with the equity financing completed in March 2005 and to MHR have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. The warrants are recorded at fair value, and fluctuations in fair value are recorded as interest expense. We use the Black-Scholes option pricing model to estimate fair value. The Black-Scholes option pricing model requires that we make certain assumptions about the risk-free interest rate, volatility, expected term and dividend yield. During the three and six months ended June 30, 2006, we do not believe that changes in any of the assumptions used would have had a material effect on recorded liabilities or interest expense.  Although we believe the assumptions used to estimate the fair values of the warrants are reasonable, we cannot assure the accuracy of the assumptions or estimates.  See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information on the volatility in market value of derivative instruments.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Quarter Ended June 30,

	2006	2005	Change	% Change

		(in thousands)
Revenue	$5,220	$1,961	$3,259	166%
Research and development	4,858	4,618	240	5%
General and administrative expenses	2,816	3,282	(466)	(14)%
Gain on sale of fixed assets	(4)	(567)	(563)	(99)%
Depreciation and amortization	972	1,091	(119)	(11)%
Operating expenses	8,642	8,424	218	3%
Operating loss	(3,422)	(6,463)	3,041	(47)%
Other (expense) income	(335)	679	(1,014)	n/m
Net loss	(3,757)	(5,784)	2,027	35%

          Revenue increased significantly from the same quarter of 2005, primarily due to the achievement of a $5 million milestone in the Novartis rhGH collaboration. Revenue also includes small amounts related to our other collaborations and to certain feasibility agreements. Additional milestone payments under these agreements may not be earned in the short-term or at all.

          Research and development costs increased by $0.2 million compared to the second quarter of 2005. This increase is the result of the implementation of SFAS 123(R), which resulted in non-cash stock-based compensation charges of $0.2 million for the quarter. In addition, utility costs increased by approximately $0.2 million, but were offset by decreases in outside laboratory analysis and consulting fees.

           General and administrative expenses decreased by $0.5 million compared to the second quarter of 2005. The decrease is primarily the result of a decrease in professional fees of $0.4 million, primarily related to a decrease in the expenses associated with implementing the requirements of section 404 of the Sarbanes-Oxley Act, and to small decreases in most other expense categories, partially offset by non-cash stock-based compensation charges of $0.2 million recorded in connection with the implementation of SFAS 123(R).

          Depreciation and amortization costs decreased by $119 thousand when compared to the same quarter of the prior year.  This decrease in depreciation results from a decrease in capital expenditures over the past several years.

          Other expense was $0.3 million of expense for the quarter ended June 30, 2006 as compared to $0.7 million of income for the quarter ended June 30, 2005. In 2006, the expense is comprised of $0.6 million in interest expense, partially offset by $0.3 million in interest income on investments.   The income in 2005 is comprised of a $1.0 million gain on the sale of investments, partially offset by a $0.3 million increase in the fair value of derivative instruments.

          Based on the above, we sustained a net loss of $3.8 million during the three months ended June 30, 2006 as compared to a net loss of $5.8 million during the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six Months Ended June 30,

	2006	2005	Change	% Change

		(in thousands)
Revenue	$6,916	$2,954	$3,962	134%
Research and development	9,375	9,030	345	4%
General and administrative expenses	5,618	6,947	(1,329)	(19)%
Gain on sale of fixed assets	(4)	(567)	(563)	(99)%
Depreciation	1,962	2,202	(240)	(11)%
Operating expenses	16,951	17,612	(661)	(4)%
Operating loss	(10,035)	(14,658)	4,623	32%
Other (expense) income	(20,558)	15,403	(35,961)	n/m
Net loss	(30,593)	745	(31,338)	n/m

          Revenue increased significantly compared to 2005 as a result of the achievement of milestones in the Novartis rhGH and Roche collaborations. Additional milestone payments under these agreements may not be earned in the short-term or at all.

          Research and development costs increased by $0.3 million as compared to 2005.  This increase is the result of the implementation of SFAS 123(R), which resulted in non-cash stock-based compensation charges of $0.4 million,and an increase in utility costs of $0.2 million. These increases were partially offset by a decrease in outside laboratory analysis fees, which reflects a progression from pre-clinical to clinical activities.

           General and administrative expenses decreased by $1.3 million due primarily to a decrease in professional fees, particularly those related to the Lilly litigation. Small decreases in most other expense categories, particularly occupancy costs, which decreased as a result of the sale of our Farmington, Connecticut research facility, were offset by non-cash stock-based compensation charges of $0.4 million recorded in connection with the implementation of SFAS 123(R).

          The $0.6 million gain on sale of fixed assets in 2005 relates to the sale of the Farmington, Connecticut research facility.

          Depreciation and amortization costs decreased by $240 thousand.  This decrease in depreciation results from a decrease in capital expenditures over the past several years.

          Other income and expense was $20.6 million of expense in 2006 as compared to $15.4 million of income in 2005. In 2006, the expense is comprised of a $7.6 million non-cash charge representing the change in fair value of derivative instruments, which was driven by the increase in the market price of our common stock during the year, and interest expense of $13.3 million related to the Novartis and MHR notes payable and the MHR beneficial conversion feature, partially offset by interest and other income. The income in 2005 is comprised of a $14.7 million gain on the extinguishment of debt related to the repurchase of our indebtedness to Elan and a $1.0 million gain on the sale of investments, partially offset by a $0.2 million increase in the fair value of derivative instruments.

          Based on the above, we had a net loss of $30.6 million in the six months ended June 30, 2006 as compared to net income of $0.7 million for the same period in 2005. The significant fluctuation is the result of non-recurring transactions – the increase in the fair value of derivative instruments and the beneficial conversion feature in 2006, and the gains on the extinguishment of the note payable to Elan and the sales of fixed assets and investments in 2005 – and are therefore not necessarily indicative of future results.

Liquidity and Capital Resources

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of June 30, 2006, our accumulated deficit was approximately $381 million.  Our net loss was $18.1 million and $37.5 million for the years ended December 31, 2005 and 2004, respectively. Net loss was $30.6 million for the six months ended June 30, 2006. Our stockholders’ equity decreased from $11.3 million as of December 31, 2004 to $1.9 million as of June 30, 2006. We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 included an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          On May 3, 2006, we received a $5 million milestone payment from Novartis and on May 15, 2006, we completed the sale of 4 million shares of our common stock for net proceeds of approximately $31 million. MHR was a purchaser in this offering. As of June 30, 2006, total cash, cash equivalents and investments were $34.8 million. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations into the third quarter of 2007.  However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated.

          Our business will require substantial additional investment that we have not yet secured.  We cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates.  Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners.  We cannot assure you that financing will be available on favorable terms or at all. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

Cash Sources and Uses

          Cash inflows during 2006 include the equity financing completed in May 2006 and milestone payments and other research revenue received from partners. The primary use of cash has been funding current operations. The following table summarizes cash flow activity for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,

	2006	2005

	(in thousands)
Cash Sources
Proceeds from issuance of equity securities	$33,954	$15,541
Net proceeds from sales and purchases of investments	—	7,602
Proceeds from sales of fixed assets	6	4,129
Decrease in restricted cash	4,294	—

Total cash sources	$38,254	$27,272

Cash Uses
Cash used in operating activities	$8,217	$14,750
Repayment of debt obligations	121	13,361
Net use of cash from sales and purchases of investments	14,911	—
Capital expenditures	148	66

Total cash uses	$23,397	$28,177

Increase (decrease) in cash	$14,857	$(905)

          The $6.5 million decrease in cash used in operating activities as compared to the prior year is primarily due to the receipt of the $5 million milestone payment from Novartis in connection with their election to commence development in the rhGH collaboration and to a decrease in professional fees related to the Lilly litigation.

Off-Balance Sheet Arrangements

          As of June 30, 2006, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the quarter ended June 30, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Fair Value of Warrants and Derivative Liabilities.  At June 30, 2006, the value of derivative instruments was $13.7 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/(decrease) in fair value of derivative instruments

(in thousands)
10% increase in stock price	$1,671
20% increase in stock price	3,356
5% increase in assumed volatility	267
10% decrease in stock price	(1,654)
20% decrease in stock price	(3,288)
5% decrease in assumed volatility	(272)

          Investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of commercial paper, mortgage-backed securities and auction-rate securities.  Our fixed-rate interest-bearing investments totaled $4.0 million at June 30, 2006. These investments mature in less than one year. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

          Due to the conservative nature of our short-term fixed interest rate investments (maturities in less than one year), we do not believe that we have a material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Under the direction of our Chief Executive Officer and Chief Accounting Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to the development of oral formulations of PTH 1-34.  Following receipt of the notice, Lilly filed a complaint seeking a declaratory judgment declaring that Lilly is not in breach of its agreements with us concerning oral formulations of PTH 1-34, and an order preliminarily and permanently enjoining us from terminating those agreements.  On February 12, 2004, we served Lilly with an amended counterclaim, alleging that Lilly filed certain patent applications relating to the use of our proprietary technology in combination with another drug, in violation of our agreements with Lilly, and that the activities disclosed in such applications infringe upon our patents.  We are also alleging that Lilly has breached the agreements by failing to make a milestone payment of $3 million, as required upon the completion of oral PTH 1-34 product Phase I studies. Lilly has denied that the $3 million currently is due on the basis that the requisite Phase I studies have not been completed and that the patent applications that it filed relating to the use of our proprietary technology in combination with another drug is not in violation of our agreements with Lilly, and that the activities disclosed in such applications do not infringe upon our patents. On February 13, 2004, the court entered a case management plan and the parties commenced the exchange of discovery materials in March 2004.  By notice dated August 23, 2004, we notified Lilly that in light of Lilly’s ongoing, repeated and uncured violations of its PTH 1-34 license agreement, both its agreements with us were terminated. Thereafter, Lilly amended its complaint to seek a declaration that we are not entitled to terminate those agreements and also to seek declarations that Lilly has not infringed our patents.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. On January 6, 2006, the district court ruled in our favor, finding that Lilly had breached the agreements on all counts tried and that our termination was proper.  On April 6, 2006, the District Court granted in part a motion by Lilly to amend the January 6 decision to clarify the claims that were resolved by the decision.  Although the January 6, 2006 decision was interlocutory, Lilly has publicly stated its intention to appeal the decision.  A reversal of the decision in this litigation concerning our claim and subsequent court decision that Lilly breached our agreements could limit our future ability to realize the potential value of our oral PTH 1-34 assets. On April 25, 2006, the United States District Court in the Southern District of Indiana ordered Eli Lilly and Company to assign to Emisphere the patent application Lilly filed with the World Intellectual Property Organization, including any final patents that may be issued as a result of that application. On May 3, 2006, Lilly notified Emisphere that it has assigned the patent to Emisphere.  Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that near-term costs will be minimal and we do not anticipate any significant impact on our ability to develop our product candidates. Through June 30, 2006, we have incurred approximately $2.5 million in expenses relating to this litigation.

ITEM 1A.	RISK FACTOR

          The following represents material changes from risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. This information should be read in conjunction with such Annual Report and considered  carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. The following risk could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report.

          We have incurred substantial losses since inception and we expect to continue to incur development expenses for self-funded programs, partnered programs and programs for which we are attempting to secure a partner. As a result, we are likely to require additional capital and if additional capital is not raised, we may be unable to continue operations.

          We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions have raised substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm related to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of June 30, 2006, we had cash, cash equivalents and investments of $34.8 million. On May 3, 2006, we received a $5 million milestone payment from Novartis and on May 15, 2006, we completed the sale of 4 million shares of our common stock for net proceeds of $31.1 million. We anticipate that our existing capital resources, including these recent cash receipts but without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations into the third quarter of 2007. Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2006, our accumulated deficit was $381 million.  Our net loss was $30.6 million for the six months ended June 30, 2006 and $18.1 million and $37.5 million for the years ended December 31, 2005 and 2004, respectively.  Our cash outlays from operations and capital expenditures were $30.4 million for 2005.

          Our business will require substantial additional investment that we have not yet secured.  We cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates.  Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners.  We cannot assure you that financing will be available on favorable terms or at all. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual Meeting of Stockholders was held on May 25, 2006. The matters voted upon at the meeting were (i) election of three directors, (ii) approval and adoption of an amendment to our 2000 Stock Option Plan which provides for an increase in the maximum number of shares of Common Stock to be available for issuance thereunder by 3,000,000 shares, (iii) approval and adoption of an amendment to our Qualified Stock Purchase Plan which provides for an increase in the maximum number of shares of Common Stock to be available for issuance thereunder by 300,000 shares, and (iv) ratification of the Board of Director’s selection of PricewaterhouseCoopers LLP to serve as our independent accountants for the year ending December 31, 2006. Proposals (ii) and (iii) did not receive a sufficient number of votes for approval. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker nonvotes are as follows:

	Votes For	Votes Withheld

Election of Directors:
Dr. Stephen Carter	22,057,594	398,422
Mr. John D. Harkey, Jr.	20,100,260	2,355,756
Dr. Michael Weiser	20,782,500	1,673,516

	Votes For	Votes Against	Abstentions	Broker Non-votes

Approval and adoption of an amendment to the 2000 Stock Option Plan	8,514,390	1,077,637	59,938	12,804,051
Approval and adoption of an amendment to the Qualified Stock Purchase Plan	9,369,618	247,019	35,328	12,804,051
Ratification of the selection of PricewaterhouseCoopers LLP	21,359,610	954,511	141,895	—

          The terms of office for the following directors continued after our Annual Meeting: Dr. Michael Goldberg, Dr. Mark Rachesky and Howard Pack.

ITEM 5.	OTHER INFORMATION

          None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Placement Agency Agreement, dated as of May 9, 2006, by and among Emisphere Technologies, Inc., ThinkEquity Partners LLC, W.R. Hambrecht + Co and WBB Securities, LLC (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed on May 11, 2006).

10.2

Form of Subscription Agreement by and between Emisphere Technologies, Inc. and certain existing investors (previously filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K as filed on May 11, 2006).

10.3

Escrow Agreement, dated May 9, 2006, by and among Emisphere Technologies, Inc., Lowenstein Sandler PC, ThinkEquity Partners LLC, W.R. Hambrecht + Co., LLC and WBB Securities, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on May 11, 2006).

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

Date: August 8, 2006
Emisphere Technologies, Inc.

/s/ Michael M. Goldberg, M.D.

Michael M. Goldberg, M.D.
Chairman and Chief Executive Officer

/s/ Noelle Whitehead

Noelle Whitehead
Chief Accounting Officer