Form 10-Q
period 2006-09-30
EMISPHERE TECHNOLOGIES INC
filed 2006-11-08
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

          The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 2, 2006 was 28,233,304.

EMISPHERE TECHNOLOGIES, INC.

          All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(in thousands, except share data)
(unaudited)

	September 30, 2006	December 31, 2005

Assets:
Current assets:
Cash and cash equivalents	$10,345	$1,950
Restricted cash	—	4,294
Investments	17,659	2,974
Accounts receivable	60	71
Prepaid expenses and other current assets	702	951

Total current assets	28,766	10,240
Equipment and leasehold improvements, net	3,410	5,899
Purchased technology, net	1,854	2,034
Other assets	788	815

Total assets	$34,818	$18,988

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,645	$3,316
Derivative instruments	13,085	6,528
Other current liabilities	499	918

Total current liabilities	16,229	10,762
Notes payable, including accrued interest and net of related discount	24,146	22,857
Deferred lease liability, net of current portion	—	264

Total liabilities	40,375	33,883

Stockholders’ deficit:
Preferred stock, $.01par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 28,316,500 shares (28,026,768 outstanding) as of September 30, 2006, and 23,673,299 shares (23,383,567 outstanding) as of December 31, 2005	283	237
Additional paid-in capital	387,472	339,452
Accumulated deficit	(389,358)	(350,606)
Accumulated other comprehensive loss	(2)	(26)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(5,557)	(14,895)

Total liabilities and stockholders’ deficit	$34,818	$18,988

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2006 and 2005
(in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2006	2005	2006	2005

Revenue	$60	$431	$6,976	$3,385

Costs and expenses:
Research and development	4,790	4,660	14,165	13,690
General and administrative expenses	3,039	2,819	8,658	9,766
Loss/(Gain)on sale of fixed assets	—	4	(4)	(563)
Depreciation and amortization	922	1,059	2,884	3,261

Total costs and expenses	8,751	8,542	25,703	26,154

Operating loss	(8,691)	(8,111)	(18,727)	(22,769)

Other income and (expense):
Beneficial conversion of convertible security	—	—	(12,215)	—
Gain on extinguishment of note payable	—	—	—	14,663
Change in fair value of derivative instruments	656	(1,310)	(6,964)	(1,518)
Interest expense	(589)	(325)	(1,730)	(574)
Investment and other income	466	115	889	323
(Loss)/gain on sale of investments	—	(9)	(5)	980

Total other income and (expense)	533	(1,529)	(20,025)	13,874

Net loss	$(8,158)	$(9,640)	$(38,752)	$(8,895)

Net loss per share, basic	$(0.29)	$(0.41)	$(1.50)	$(0.41)

Net loss per share, diluted	$(0.30)	$(0.41)	$(1.50)	$(0.41)

Weighted average shares outstanding, basic	28,006,828	23,298,313	25,891,085	21,942,323

Weighted average shares outstanding, diluted	29,069,951	23,298,313	25,891,085	21,942,323

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2005
(in thousands)
(unaudited)

	For the nine months ended September 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(38,752)	$(8,895)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,884	3,261
Changes in the fair value of derivative instruments	6,964	1,518
Non-cash interest expense and beneficial conversion of convertible security	13,519	522
Non-cash compensation expense	1,252	—
Gain on extinguishment of note payable	—	(14,663)
Loss (gain) on sale of investments	6	(980)
Gain on sale of fixed assets	(2)	(563)
Other	(30)	252
Changes in assets and liabilities excluding non-cash charges:
Decrease in accounts receivable	11	107
Decrease in prepaid expenses and other current assets	259	541
Decrease in accounts payable and accrued expenses	(671)	(568)
Decrease in deferred revenue	(207)	(1,496)
Decrease in deferred lease liability	(297)	(298)

Total adjustments	23,688	(12,367)

Net cash used in operating activities	(15,064)	(21,262)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	6,820	8,593
Purchases of investments	(21,452)	—
Decrease (increase) in restricted cash	4,294	(13,800)
Proceeds from collection of CEO note receivable	—	1,883
Proceeds from sale of fixed assets	6	4,142
Capital expenditures	(220)	(112)

Net cash (used in) provided by investing activities	(10,552)	706
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,584	612
Net proceeds from issuance of common stock	31,059	11,321
Net proceeds from issuance of warrants	551	3,737
Net proceeds from issuance of note payable	—	12,866
Repayment of Elan note payable	—	(13,000)
Repayment of note payable and capital lease obligation	(183)	(458)

Net cash provided by financing activities	34,011	15,078

Net increase (decrease) in cash and cash equivalents	8,395	(5,478)
Cash and cash equivalents, beginning of period	1,950	6,967

Cash and cash equivalents, end of period	$10,345	$1,489

Non-cash investing and financing activities:
Settlement of derivative instrument liability	$958	—
Issuance of warrants in connection with extinguishment of note payable	—	$1,632

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Liquidity

          Emisphere Technologies, Inc. is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently available in oral form or have poor bioavailability in oral form.  Since our inception in 1986, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf, and in collaborations with corporate partners and academic research institutions.  Our product pipeline includes product candidates for the treatment of cardiovascular diseases, osteoporosis, growth disorders, diabetes, asthma/allergies, obesity and infectious diseases.  Development and commercialization of these product candidates entails both risk and significant expense.  Since inception, we have had no product sales from these product candidates.  Our losses from operations to date have been funded primarily with the proceeds from public and private equity and debt financings, collaborative research agreements and income earned on investments.

          As of September 30, 2006, we had approximately $28 million in cash and investments, approximately $12.5 million in working capital, a stockholders’ deficit of approximately $5.6 million and an accumulated deficit of approximately $389.4 million.  Our operating loss for the nine months ended September 30, 2006 (after receipt of $7 million of milestone payments which does not recur with regularity or at all) was approximately $18.7 million.  We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured.  These conditions raise substantial doubt about our ability to continue as a going concern.  The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 included an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          While our plan is to raise capital when needed and/or to pursue product partnering opportunities, we cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates.  Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners.  We cannot assure you that financing will be available when needed, or on favorable terms or at all.  If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.  Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future.  No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.

          On May 3, 2006, we received a $5 million milestone payment from Novartis and on May 15, 2006, we completed the sale of 4 million shares of our common stock for net proceeds of approximately $31 million. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations into the third quarter of 2007.  However, this expectation is based on the current operating plan that could change as a result of many factors, and additional funding may be required sooner than anticipated.

2.	Basis of Presentation

          The condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information is contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

3.	Investments

          At September 30, 2006 and 2005, our investment balances consisted of available for sale securities of $17.7 million and $3 million, respectively.  Investments at September 30, 2006 mature in less than one year, $15.7 million of which mature within three months.  Gross unrealized gains and losses at September 30, 2006 are not material.

4.	Stock-Based Compensation Plans

          On January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) supersedes the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date.  SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures.  Since we have adopted SFAS 123(R) under the modified version of prospective application, there is no restatement of prior periods.

          Total compensation expense recorded during the three and nine months ended September 30, 2006 for share-based payment awards was $0.4 million and $1.3 million, respectively, of which $0.2 million and $0.7 million is shown in research and development and $0.2 million and $0.6 million is shown in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006, respectively. At September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.5 million, which is expected to be recognized over a weighted-average period of 1.7 years. No tax benefit was realized due to a continued pattern of operating losses. We have a policy of issuing new shares to satisfy share option exercises.

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

          Using the Black-Scholes model, we have estimated our stock price volatility using the historical volatility in the market price of our common stock for the expected term of the option. The historical term of options held over the past five years has been 9.1 years for executives, 4.6 years for directors and 5.6 years for non-executives.  The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for the expected term of the option. We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. Accordingly, we assumed a 0% dividend yield. The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior. Forfeiture rates and the expected term of options are estimated separately for groups of employees that have similar historical exercise behavior. The ranges presented below are the result of certain groups of employees displaying different behavior. The following weighted-average assumptions were used for grants made under the stock option plans:

Nine months ended September 30, 2006

Expected volatility	73.7– 83.3%
Expected term	0.5 – 5.5 years
Risk-free interest rate	4.8%
Dividend yield	0%
Annual forfeiture rate	0 - 5%

          Stock Option Plans. Under our 1991 and 2000 Stock Option Plans, the 2002 Broad Based Plan and the 1995 Non-Qualified Stock Option Plan (individually, the “91 Plan”, “00 Plan”, “02 Plan” and “95 Plan,” respectively, or collectively, the “Plans”) a maximum of 2,500,000, 2,319,500, 160,000 and 2,550,000 shares of our common stock, respectively, were available for issuance under the Plans. The 91 Plan is available to employees and consultants; the 00 Plan is available to employees, directors and consultants; and the 02 Plan is available to employees only. The 91 Plan, 00 Plan and 02 Plan provide for the grant of either incentive stock options (“ISOs”), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. The 95 Plan provides for grants of non-qualified stock options to officers and key employees. Generally, the options vest at the rate of 20% per year and expire within a five- to ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans. As of September 30, 2006, shares available for future grants under the Plans amounted to 662,599.

          Transactions involving stock options awarded under the Plans during the nine months ended September 30, 2006 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

				(in thousands)
Outstanding at December 31, 2005	3,799,513	$16.65
Granted	41,430	$7.82
Forfeited	(126,893)	$6.64
Exercised	(67,447)	$3.87		$325

Outstanding at September 30, 2006	3,646,603	$17.14	4.2	$4,859

Exercisable at September 30, 2006	3,015,700	$19.77	3.4	$2,299

          The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 was $5.97.

          Outside Directors’ Plan. We have adopted a stock option plan for outside directors (the “Outside Directors’ Plan”). As amended, a maximum of 725,000 shares of our common stock is available for issuance under the Outside Directors’ Plan. Directors who are neither officers nor employees of Emisphere nor holders of more than 5% of our common stock are granted options to purchase 7,000 shares of our common stock on the date of each annual stockholders’ meeting. The options have an exercise price equal to the fair market value of our common stock on the date of grant, vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date, and expire ten years after the date of grant. The Outside Directors Plan also provides for the ability to grant nondiscretionary awards of restricted stock.  Each outside director will receive an award of restricted stock on the date of each regular annual stockholders’ meeting equivalent to 50% of the director’s annual cash board retainer fee. These restricted shares vest on the six month anniversary of the grant date, provided that the director continuously serves as a director from the grant date through the vesting date. As of September 30, 2006 shares available for future grants under the plan amounted to 401,070.

          Transactions involving stock options awarded under the Outside Directors’ Plan during the nine months ended September 30, 2006 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

				(in thousands)
Outstanding at December 31, 2005	240,000	$11.21
Granted	25,460	$7.40
Exercised	(84,000)	$5.99		$60

Outstanding at September 30, 2006	181,460	$13.09	5.4	$249

Exercisable at September 30, 2006	135,000	$15.31	4.6	$155

          The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 was $1.94.

          Directors’ Deferred Compensation Stock Plan. The Directors’ Deferred Compensation Stock Plan (the “Directors’ Deferred Plan”) ceased as of May 2004 and was replaced by a new compensation package, as approved at the annual stockholders’ meeting in May 2004. The Plan is described in our Annual Report on Form 10-K for the year ended December 31, 2005.   As of September 30, 2006, there are 3,122 shares issuable under the plan.

          Non-Plan Options. Our Board of Directors has granted options (“Non-Plan Options”) which are currently outstanding for the accounts of two consultants.  The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

           Transactions involving awards of Non-Plan Options during the nine months ended September 30, 2006 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

				(in thousands)
Outstanding at December 31, 2005	50,000	$8.86
Exercised	26,000	$4.88		$97

Outstanding at September 30, 2006	24,000	$13.18	4.9	$62

Exercisable at September 30, 2006	24,000	$13.18	4.9	$62

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

          Transactions involving awards of Purchase Plan options during the nine months ended September 30, 2006 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

				(in thousands)
Granted	193,107	$6.68
Exercised	269,926	$4.23		$728
Outstanding at September 30, 2006	114,154	$6.89	0.2	$177
Exercisable at September 30, 2006	53,014	$7.18	0.1	$67

          The number and weighted average exercise price of shares outstanding and exercisable at September 30, 2006 is subject to change because the exercise price is set as the lesser of the fair market value of our common stock on the date of grant or 85% of the fair market value on the date of exercise.

          The following table summarizes transactions involving the exercise of stock option awards during the three and nine months ended September 30, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(in thousands)
Intrinsic value of options exercised	$88	$148	$728	$454
Cash received from options exercised	240	130	1,633	612

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

	(in thousands, except per share amounts)
Net loss, as reported	$(9,640)	$(8,895)
Add: Stock based compensation expense included in reported net loss	33	44
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(693)	(2,048)

Pro forma net loss	$(10,300)	$(10,899)

Net loss per share amounts, basic and diluted:
As reported	$(0.41)	$(0.41)
Pro forma	$(0.44)	$(0.50)

          For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The assumptions used in computing the fair value of options granted are expected volatility of 91% in the first quarter of 2005, 87% in the second quarter of 2005 and 86% in the third quarter of 2005, expected lives of five years, zero dividend yield, and weighted-average risk-free interest rate of 4.17% in the first quarter of 2005, 3.61% in the second quarter of 2005 and 4.06% in the third quarter of 2005. For the Purchase Plans, the total number of quarterly options awarded can vary as the exercise price per share is equal to the lesser of the fair market value of our common stock on the date of grant or 85% of the fair market value on the date of exercise. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. We calculate estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the quarter.

5.	Fixed Assets

          Farmington Facility Transaction. In June 2005, we completed the sale of our Farmington, Connecticut research facility to Winstanley Enterprises LLC for net proceeds of $4.1 million. A gain of $0.6 million was recorded to income in connection with the sale.

          Fixed Assets. Equipment and leasehold improvements, net, including assets held under capital lease, consists of the following:

	Useful Lives in Years	September 30, 2006	December 31, 2005

		(in thousands)
Equipment	3-7	$9,805	$9,611
Leasehold improvements	Life of lease	19,216	19,209

		29,021	$28,820
Accumulated depreciation and amortization		25,611	22,921

Equipment and leasehold improvements, net		$3,410	$5,899

          Included in equipment and leasehold improvements at September 30, 2006 are assets which were acquired under capital leases with a cost of $0.7 million and a net book value of $0.2 million.

6.	Purchased Technology

          Purchased technology represents the value assigned to patents and the rights to utilize, sell or license certain technology in conjunction with solid oral heparin. These assets underlie our research and development projects related to solid oral heparin, and if the projects prove unsuccessful, the assets have no alternative future use. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

          The carrying value of the purchased technology is comprised as follows:

	September 30, 2006	December 31, 2005

	(in thousands)
Gross carrying amount	$4,533	$4,533
Accumulated amortization	2,679	2,499

Purchased technology, net	$1,854	$2,034

          Estimated amortization expense for the purchased technology is $60 thousand for the remaining three months of 2006 and $239 thousand annually through 2014.

7.	Notes Payable and Restructuring of Debt

          Notes payable consist of the following:

	September 30, 2006	December 31, 2005

	(in thousands)
Novartis Note	$10,858	$10,498
MHR Notes	13,288	12,359

	$24,146	$22,857

          Novartis Note. On December 1, 2004 we issued a $10 million convertible note to Novartis in connection with a new research collaboration option relating to the development of PTH 1-34. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are recording interest using the effective interest rate method, which results in an interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, as described in our Annual Report on Form 10-K for the year ended December 31, 2005. On September 30, 2006, the Novartis Note was convertible into 1,276,818 shares of our common stock.

          MHR Notes. On September 26, 2005, we executed a loan agreement (the “Loan Agreement”) with MHR Institutional Partners IIA LP (together with certain affiliated funds “MHR”). The Loan Agreement provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). The Loan Agreement was amended on November 11, 2005 to clarify certain terms. Net proceeds from the Loan were approximately $12.9 million. We are recording interest using the effective interest method, which results in an effective interest rate of 14.4%. Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the Loan for 11% senior secured convertible notes (the “Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock at a price per share of $3.78.  Interest will be payable in the form of additional Convertible Notes rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. The Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets.

          The Convertible Notes provide for various events of default as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver from time to time, the latest being received October 18, 2006.  The waiver received October 18, 2006 is in effect for a period greater than one year; as such the Convertible Notes have been classified as long-term.

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

          The Convertible Notes provide MHR with the right to require us to redeem the Convertible Notes in the event of a change in control, as defined in the Convertible Notes. The Convertible Notes provide for a redemption penalty as described in Note 7.

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

          The book value of the MHR Notes is comprised of the following:

	September 30, 2006	December 31, 2005

	(in thousands)
Face value of the notes	$15,844	$15,000
Discount (related to the warrant purchase option)	(1,198)	(1,238)
Lender’s financing costs	(1,358)	(1,403)

	$13,288	$12,359

          Restructuring of Debt. Ebbisham Limited (“Ebbisham”) was an Irish corporation owned jointly by Elan and us. Ebbisham was formed to develop and market heparin products using technologies contributed by Elan and us. On February 28, 2002 Ebbisham was voluntarily liquidated.

          Pursuant to a series of transactions which are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2005, we owed Elan $29.2 million under a zero coupon note (the “Modified Elan Note”).   As of March 31, 2005, we issued to Elan a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88, subject to anti dilution adjustments. The warrants provide for adjustments to the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrants. On April 1, 2005, we made a $13 million payment to Elan, which completed our repurchase of our indebtedness to Elan. This transaction was accounted for as a troubled debt restructuring.  The carrying amount of the debt was reduced to an amount equal to the total future cash payments, or $13 million.  The fair value of the warrant issued, estimated using the Black-Scholes option pricing model, is $1.6 million. A gain of $14.7 million, calculated as the difference between the carrying value of approximately $29 million and the fair value of cash paid and warrants issued, was recognized in our condensed consolidated statement of operations for the quarter ended March 31, 2005. Under the accounting for a restructuring of debt, no interest expense was recorded during the quarter ended March 31, 2005.

8.	Derivative Instruments

          Derivative instruments consist of the following:

	September 30, 2006	December 31, 2005

	(in thousands)
Stock warrant issued to Kingsbridge	$—	$743
Stock warrants issued in equity financing	8,939	4,330
MHR warrants and warrant purchase option	4,146	1,455

	$13,085	$6,528

          Kingsbridge Warrant. On December 27, 2004, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Kingsbridge, providing for the commitment of Kingsbridge to purchase up to $20 million of our common stock until December 27, 2006. In return for the commitment, we issued to Kingsbridge a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.811 (representing a premium to the market price of shares of our common stock on the date of issuance of the warrant).  On September 21, 2005, the Common Stock Purchase Agreement was terminated as a condition of closing the Loan Agreement with MHR. In January 2006, Kingsbridge exercised all of the warrants and sold all shares of common stock issued upon exercise of the warrants, and as a result, the related liability was reclassified as equity. The company realized proceeds of $1.0 million related to the exercise of the warrants.  The fair value of the warrants increased by $215 thousand from the period between January 1, 2006 and the exercise and sale of all shares, and this increase is included in the statement of operations.

          Equity Financing Warrants. As of March 31, 2005, we completed the sale of 4 million shares of common stock and warrants to purchase up to 1.5 million shares of common stock. The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock. The warrants have an exercise price of $4.00 and an exercise period that begins on March 31, 2005 and expires on March 31, 2010.  The warrants provide for adjustments to the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the then current market price or the exercise price of the warrants. Warrants to purchase up to 1,112,626 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. Under the terms of the warrant, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrant has been accounted for as a liability. The fair value of the warrants is estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2006 are a closing stock price of $8.45, expected volatility of 70.68% over the remaining term of three years and six months and a risk-free rate of 4.55%. The fair value of the warrants decreased by $540 thousand and increased by $4.6 million during the three and nine months ended September 30, 2006, respectively and the fluctuations have been recorded in the statement of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.

          MHR Warrants and Warrant Purchase Option. In connection with the Loan Agreement with MHR, Emisphere agreed to sell warrants for up to 617,211 shares to MHR at any date more than 45 days after the closing date. The first 67,084 warrants have a purchase price of $0.01 per share, and the remaining 550,127 warrants have a purchase price of $1.00 per share. In April 2006, MHR exercised its right to purchase warrants for all 617,211 shares. The warrants have an exercise price of $4.00 and are exercisable through September 26, 2011.The warrants have the same terms as the equity financing warrants, with no limit upon adjustments to the exercise price. Based on the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the warrant purchase option was determined to be an embedded derivative instrument which must be separated from the host contract. The MHR warrants contain the same potential cash settlement provisions as the equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrant purchase option was $1.3 million at issuance, which was estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2006 are a closing stock price of $8.45, expected volatility of 82.32% over the remaining term of five years and a risk-free rate of 4.53%. $49 thousand of the deferred financing costs related to the Loan Agreement and $128 thousand representing reimbursement of MHR’s legal fees have been allocated to the warrant purchase option. Both amounts were expensed at issuance. The fair value of the MHR warrants/warrant purchase option decreased by $116 thousand and increased by $2.7 million during the three and nine months ended September 30, 2006 and the fluctuation has been recorded in the statement of operations. The MHR warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 7 for a further discussion of the warrant purchase option and the MHR Note.

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

9.	Stockholders’ Deficit

          On May 15, 2006, we completed the sale of 4 million registered shares of common stock at $8.26 per share. Net proceeds from this offering were $31.1 million, net of total issuance costs of $2.0 million, which will be used for general corporate purposes. MHR was a purchaser in this offering.

          Our certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of September 30, 2006 and December 31, 2005, there were no shares of preferred stock outstanding.

          We have a stockholder rights plan in which Preferred Stock Purchase Rights (the “Rights”) have been granted at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock (“A Preferred Stock”) at an exercise price of $80 for each share of our common stock as described further in our Annual Report on Form 10-K.

          On August 1, 2005, our Chairman and Chief Executive Officer repaid a note receivable with $1.9 million in cash and 46,132 shares of our common stock valued at $0.2 million that had been held as collateral.  All such repurchased and reacquired stock is held by us as treasury stock.

          In connection with the Loan Agreement with MHR (see Note 6), Emisphere held a special stockholder meeting on January 17, 2006 at which the stockholders approved (i) the exchange of the Loan for an 11% senior secured convertible note (the “Convertible Note”) with substantially the same terms as the Loan Agreement, except that the Convertible Note will be convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock (the “Conversion Shares”) at a price per share of $3.78, interest will be payable in kind rather than in cash and we will have the right to call the Convertible Note after September 26, 2010 if certain conditions are satisfied and (ii) the amendment and restatement of our Restated Certificate of Incorporation. On January 17, 2006, the special meeting of stockholders was held and both proposals were approved by our stockholders. Under the guidance of EITF issues 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that  as of January 17, 2006, a commitment date for issuing a Convertible Note was established and accordingly, an embedded beneficial conversion feature should be recorded.  The value of the beneficial conversion feature was based on the effective conversion price after allocating a portion of the proceeds of the loan to the warrant purchase option and adjusting for financing costs paid by us on behalf of the lender. Since the calculated value of the beneficial conversion feature exceeded the net proceeds allocated to the MHR Note, the beneficial conversion feature was recorded at an amount equal to the net proceeds allocated to the MHR Note, or $12.2 million, with a corresponding amount recorded as additional paid-in-capital. Since MHR can convert the Convertible Note to realize a return at any time, the entire beneficial conversion feature was immediately recorded.

10.	Net loss per share

          The following table sets forth the information needed to compute basic and diluted earnings per share for the three months ended September 30, 2006 and 2005:

	Three months ended September 30,

	2006	2005

	(in thousands, except share amounts)
Basic net loss	$(8,158)	$(9,640)
Dilutive securities:
Warrants	(656)	—

Diluted net loss	$(8,814)	$(9,640)

Weighted average common shares outstanding	28,006,828	23,298,313
Dilutive securities:
Warrants	1,063,123	—

Diluted average common stock equivalents outstanding	29,069,951	23,298,313

Basic net loss per share	$(0.29)	$(0.41)
Diluted net loss per share	$(0.30)	$(0.41)

          For the three and nine months ended September 30, 2006 and 2005, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive.  The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Options to purchase common shares	3,970,677	5,669,083	3,970,677	5,669,083
Outstanding warrants and options to purchase warrants	600,000	2,967,211	2,717,211	2,967,211
Novartis convertible note payable	1,276,818	2,876,820	1,276,818	2,876,820
MHR note payable	4,191,571	—	4,191,571	—

	10,039,066	11,513,114	12,156,277	11,513,114

11.	Comprehensive Loss

          Our comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments.  Comprehensive loss was $8.2 million and $9.6 million for the three months, and a loss of $38.8 million and income of $8.9 million for the nine months, ended September 30, 2006 and 2005, respectively.

12.	Commitments and Contingencies

          In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2006.

          In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies.  Management consults with counsel and other appropriate experts to assess the claim. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss, and the appropriate accounting entries are reflected in our consolidated financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

          There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company.  The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to oral formations of PTH 1-34.  The case went to trial on January 31, 2005.  The trial lasted 4 days and closing arguments were heard on February 9, 2005. On January 6, 2006, the district court ruled in our favor, finding that Lilly had breached the agreements on all counts tried and that our termination was proper.  On April 6, 2006, the District Court granted in part a motion by Lilly to amend the January 6 decision to clarify the claims that were resolved by the decision.  Although the January 6, 2006 decision was interlocutory, Lilly has publicly stated its intention to appeal the decision.  A reversal of the decision in this litigation concerning our claim and subsequent court decision that Lilly breached our agreements could limit our future ability to realize the potential value of our oral PTH 1-34 assets. On April 25, 2006, the United States District Court in the Southern District of Indiana ordered Eli Lilly and Company to assign to Emisphere the patent application Lilly filed with the World Intellectual Property Organization, including any final patents that may be issued as a result of that application. On May 3, 2006, Lilly notified Emisphere that it has assigned the patent to Emisphere.  Although the costs of litigating this matter to its ultimate resolution may be material, we anticipate that near-term costs will be minimal and we do not anticipate any significant impact on our ability to develop our product candidates. Through September 30, 2006, we have incurred approximately $2.6 million in expenses relating to this litigation of which $293 thousand and $862 thousand were spent for the nine months ended September 30, 2006 and 2005, respectively.

          The lease for the Company’s principal executive, administrative and laboratory facilities expires on September 1, 2007, unless the Company exercises one of its five year renewal options prior to, as extended, December 1, 2006.  The Company is in discussions regarding the exercise of such option or making alternate arrangements.

13.	Subsequent Event

          In November 2006, we received notice from F. Hoffman- La Roche Ltd. (“Roche”) that they are exercising their right to terminate the November 17, 2004 Development and License Agreement.  Roche’s decision was not related to the performance of the eligen® technology. We will continue to work with Roche on the multi-product research collaboration agreement signed in July 2006, to explore the use of Emisphere’s eligen® technology in feasibility studies for new oral formulations of a number of Roche molecules.  As per the July 2006 agreement, Roche will fund the research, which will be conducted at both Roche and Emisphere.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR CAUTIONARY STATEMENT

          Certain statements in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the ACT). These forward looking statements include (without limitation) statements regarding planned or expected studies and trials of oral formulations that utilize our eligen®  technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our eligen® technology; the potential market size, advantages or therapeutic uses of our potential products; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements.   Our business is subject to many risks including:

Financial Risks
•	If we fail to raise additional capital or receive substantial cash inflows from our partners by the third quarter of 2007, we may be forced to cease operations.
•

We may not be able to meet the covenants detailed in the Convertible Notes with MHR, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy.

Risks Related to our Business
•	We are highly dependent on the clinical success of our oral heparin and insulin product candidates.
•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.
•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.
•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.
•	Our collaborative partners are free to develop competing products.
•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.
•

We are currently in litigation with one of our previous collaborative partners, Eli Lilly and Company.  On January 6, 2006, the United States District Court for the Southern District of Indiana, Indianapolis Division ruled in our favor.  Lilly has publicly stated its intention to appeal the decision.  A reversal of the decision in this litigation concerning our claim and subsequent court decision that Lilly breached our agreements could limit our future ability to realize the potential value of our oral PTH 1-34 assets.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.
•	We are dependent on third parties to manufacture and, in some cases, test our products.
•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry
•	Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.
•	We may face product liability claims related to participation in clinical trials for future products.
•	We are subject to environmental, health and safety laws and regulations for which we incur costs to comply.
•	We face rapid technological change and intense competition.

Other Risks
•

Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.
•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

          For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report on Form 10-K.  The forward looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe-harbor” provisions of the Act.  The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements contained in this report, whether as a result of  new information, future events or otherwise.  Any investment in our common stock involves a high degree of risk.

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

          Oral heparin and oral insulin are our two lead programs, both of which are currently unpartnered. Our strategy for the heparin program includes plans for a pivotal registration trial. In further support of the heparin program, during the third quarter of 2005 we conducted a multi-arm, cross-over, clinical trial with sixteen subjects to compare heparin delivered by different injection routes to heparin delivered orally in normal subjects.  In March 2006, we announced that preliminary results confirm that heparin delivered orally utilizing our eligen® drug delivery technology is chemically identical to heparin delivered by injection. The detailed results of this study will be made available through publication. We have discussed the data with the FDA and are formulating our plans for further development of this product and registration.

          On October 30, 2006 and November 8, 2006, we announced the results of our 90 day Phase II trial to evaluate the safety and efficacy of low and high doses of oral insulin tablets utilizing our eligen® drug delivery technology.  The four-arm study evaluated the safety and efficacy of low and high fixed doses of oral insulin tablets versus placebo in patients with Type 2 Diabetes Mellitus on existing oral metformin monotherapy.  The trial focused on the safety of oral insulin, specifically noting incidents of hypoglycemia, as well as the occurrence of insulin antibodies.  The efficacy component of the trial was designed to measure changes in Hemoglobin A1c (HbA1c) over 90 days, the standard for evaluating glucose control in Type II diabetics.  An additional objective was to confirm that insulin delivered orally could be administered as a fixed dose product without the need to conduct glucose monitoring or titrate the insulin dose.  The study met our objectives for both safety and efficacy.

          We will also continue to advance our collaborations with Novartis on salmon calcitonin, parathyroid hormone and recombinant human growth hormone (“rhGH”), with Genta on gallium nitrate and with a pharmaceutical company based outside the United States to develop an improved oral formulation of the antiviral compound acyclovir.

          On September 5, 2006, we announced that Novartis had informed us that the results from a Phase 1 study indicated that rhGH can be absorbed when given to growth hormone-deficient patients in a prototype oral form using our eligen® delivery technology.

          In November 2006, we received notice from Roche that they are exercising their right to terminate the November 17, 2004 Development and License Agreement.  Roche’s decision was not related to the performance of the eligen® technology.  We will continue to work with Roche on the multi-product research collaboration agreement signed in July 2006, to explore the use of Emisphere’s eligen® technology in feasibility studies for new oral formulations of a number of Roche molecules.  As per the July 2006 agreement, Roche will fund the research, which will be conducted at both Roche and Emisphere.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	Three Months Ended September 30,

	2006	2005	Change	% Change

		(in thousands)
Revenue	$60	$431	$(371)	(86)%
Research and development	4,790	4,660	130	3%
General and administrative expenses	3,039	2,819	220	8%
Gain on sale of fixed assets	—	4	(4)	(100)%
Depreciation and amortization	922	1,059	(137)	(13)%
Operating expenses	8,751	8,542	209	2%
Operating loss	(8,691)	(8,111)	580	7%
Change in fair value of derivative instruments	656	(1,310)	1,966	150%
Interest (expense)	(589)	(325)	264	81%
Other income	466	106	360	340%
Net loss	(8,158)	(9,640)	(1,482)	(15)%

          Revenue decreased from the same quarter of 2005, primarily due to the decrease in revenue associated with our Roche and Novartis collaborations.

          Research and development costs increased by $130 thousand compared to the second quarter of 2005. This increase is the result of: (a) the implementation of SFAS 123(R), which resulted in non-cash stock-based compensation charges of $239 thousand for the quarter , and (b) an increase in professional fees and relocation expenses of $88 thousand associated with the hiring of a VP of Regulatory Affairs.  The increase is offset by a decrease in the expenses for clinical trials and lab fees of $180 thousand.

          General and administrative expenses increased by $220 thousand compared to the second quarter of 2005. The increase is primarily the result of: (a) the implementation of SFAS 123(R), which resulted in non-cash stock-based compensation charges of $162 thousand for the quarter; and (b) approximately $105 thousand in printing and filing fees associated with recent financings, which are partially offset by a decrease in other costs including head count.

          Depreciation and amortization costs decreased by $137 thousand when compared to the same quarter of the prior year due to a decrease in capital expenditures over the past several years.

          The change in fair value of derivative instruments increased by $2 million compared to the same quarter for the prior year primarily due to the rise in the stock price from $4.50 to $8.45 at September 30, 2005 and 2006, respectively.

          The increase in the interest expense is due to the issuance of the MHR loan in September 2005.  Interest expense for the quarter ended September 30, 2006 reflected a full three months of interest on the loan.

          Other income increased as a direct result in the increase in interest income related to the increase in investments.

          Based on the above, we sustained a net loss of $8.2 million during the three months ended September 30, 2006 as compared to a net loss of $9.6 million during the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	Nine Months Ended September 30,

	2006	2005	Change	% Change

		(in thousands)
Revenue	$6,976	$3,385	$3,591	106%
Research and development	14,165	13,690	475	3%
General and administrative expenses	8,658	9,766	(1,108)	(11)%
Gain on sale of fixed assets	(4)	(563)	(559)	(99)%
Depreciation and amortization	2,884	3,261	(377)	(12)%
Operating expenses	25,703	26,154	(451)	(2)%
Operating loss	(18,727)	(22,769)	(4,042)	(18)%
Charge for beneficial conversion feature of convertible security	(12,215)	—	12,215	100%
Change in fair value of derivative instruments	(6,964)	(1,518)	(5,446)	(359)%
Interest (expense)	(1,730)	(574)	(1,156)	(202)%
Gain on extinguishment of debt	—	14,663	(14,663)	(100)%
Other income	884	1,303	(419)	32%
Net loss	(38,752)	(8,895)	29,857	336%

          Revenue increased compared to 2005 as a result of the achievement of milestones in the Novartis rhGH and Roche collaborations. Additional milestone payments under these agreements may not be earned in the short-term or at all.

          The increase in research and development of $0.5 million as compared to the same period in 2005 is the result of: (a) the implementation of SFAS 123(R), which resulted in non-cash stock-based compensation charges of $0.6 million, and (b) an increase in utility costs of $0.2 million, partially offset by a decrease in outside laboratory analysis fees of $0.5 million.

          General and administrative expenses decreased by $1.1 million due primarily to a decrease in professional fees, particularly those related to the Lilly litigation. Small decreases in most other expense categories, particularly occupancy costs, which decreased as a result of the sale of our Farmington, Connecticut research facility, were offset by non-cash stock-based compensation charges of $0.6 million recorded in connection with the implementation of SFAS 123(R).

          The $0.6 million gain on sale of fixed assets in 2005 relates to the sale of the Farmington, Connecticut research facility.

          Depreciation and amortization costs decreased by $377 thousand due to a decrease in capital expenditures over the past several years.

          The increase in the charge for beneficial conversion of is due to the beneficial conversion feature in the MHR notes payable.

          The change in fair value of derivative instruments increased by $5.4 million primarily due to the rise in the stock price from $4.34 at December 31, 2005 to $8.45 at September 30, 2006.

          The increase in interest expense of $1.2 million is due to the issuance of the MHR notes payable in September 2005.

          The gain on the extinguishment of debt in 2005 related to the repurchase of our indebtedness to Elan.

          Other income decreased by $419 thousand due to the gain on the sale of investments of $1 million in 2005 which did not reoccur in 2006, partially offset by an increase in interest income of $.5 million in 2006 related to the increase in the investment balance.

          Based on the above, we had a net loss of $38.8 million in the nine months ended September 30, 2006 as compared to net loss of $8.9 million for the same period in 2005. The significant fluctuation is the result of non-recurring transactions – the increase in the fair value of derivative instruments and the beneficial conversion feature in 2006, and the gains on the extinguishment of the note payable to Elan and the sales of fixed assets and investments in 2005 – and are therefore not necessarily indicative of future results.

Liquidity and Capital Resources

          Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of September 30, 2006, our accumulated deficit was approximately $389 million and our stockholders deficit was $5.6 million.  Our operating loss was $18.7 million for the nine months ended September 30, 2006 and $32.5 million for the year ended December 31, 2005. We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 included an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

          On May 3, 2006, we received a $5 million milestone payment from Novartis and on May 15, 2006, we completed the sale of 4 million shares of our common stock for net proceeds of approximately $31 million. MHR was a purchaser in this offering. As of September 30, 2006, total cash, cash equivalents and investments were $28 million. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations into the third quarter of 2007.  However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated.

          The lease for the Company’s principal executive, administrative and laboratory facilities expires on September 1, 2007, unless the Company exercises one of its five year renewal options prior to, as extended, December 1, 2006.  The Company is in discussions regarding the exercise of such option or making alternate arrangements.

          Our business will require substantial additional investment that we have not yet secured.  While our plan is to raise capital when needed and/or to pursue partnering opportunities, we cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates.  Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners.  We cannot assure you that financing will be available on favorable terms or at all. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

          During the nine months ended September 30, 2006, our cash liquidity (consisting of cash, restricted cash and short-term investments) increased as follows:

Cash, restricted cash and investments:
At December 31, 2005	$9,218
At September 30, 2006	28,004

Increase in cash and investments	$18,786

The increase in cash and investments is comprised of the following components:

Proceeds, net, from issuance of equity securities	$34,194
Proceeds from collaboration and other projects	6,976

Sources of cash	41,170

Cash used in operations (grossed up for collaborations)	22,040
Repayment of debts and capital expenditures	397
Other	(53)

Applications of cash	22,384

Increase in cash and investments	$18,786

          During the nine months ended September 30, 2006, our working capital liquidity increased by $13.1 million as follows:

	September 30, 2006	December 31, 2005	Change

	(in thousands)
Current assets	$28,766	$10,240	$18,526
Current liabilities	16,229	10,762	5,467

Working capital	$12,537	$(522)	$13,059

          The increase in current assets is driven primarily by the increase in cash and investments.  The increase in current liabilities is driven largely by the increase in the estimated fair value of derivative instruments ($6.6 million), offset by decreases in accounts payable, accrued expenses and other current liabilities ($1.1 million).

          Warrants to purchase 150,000 shares of our common stock at $4 per share were exercised on October 12, 2006, resulting in proceeds of $600 thousand to the Company.

Off-Balance Sheet Arrangements

          As of September 30, 2006, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the quarter ended September 30, 2006.

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

          We grant options to purchase our common stock to our employees and directors under our stock option plans. Employees are also granted options to purchase shares of our common stock at the lower of the fair market value on the grant date or 85% of the fair market value on the date of exercise under our employee stock purchase plans. The benefits provided under these plans are share-based payments subject to the provisions of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) during the nine months of 2006 was $1.3 million. At September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.5 million, of which approximately $0.2 million is expected to be recognized over the remaining three months of 2006.

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

          If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.  During the three and nine months ended September 30, 2006, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

          Revenue Recognition – Revenue includes amounts earned from collaborative agreements and feasibility studies and is recognized using the lower of the percentage completed based on hours expended applied to expected contractual payments or the total non-refundable cash received to date. Changes in the projected hours to complete the project could significantly change the amount of revenue recognized. During the three and nine months ended September 30, 2006, we do not believe that reasonable changes in the projections would have had a material effect on recorded revenue.

          Warrants – Warrants issued in connection with the equity financing completed in March 2005 and to MHR have been classified as liabilities due to certain provisions that could require cash settlement in certain circumstances. The warrants are recorded at fair value, and fluctuations in fair value are recorded as interest expense. We use the Black-Scholes option pricing model to estimate fair value. The Black-Scholes option pricing model requires that we make certain assumptions about the risk-free interest rate, volatility, expected term and dividend yield. Warrants may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.  During the three and nine months ended September 30, 2006, we do not believe that reasonable changes in the projections would have had a material effect on interest expense.   Although we believe the assumptions used to estimate the fair values of the warrants are reasonable, we cannot assure the accuracy of the assumptions or estimates.  See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information on the volatility in market value of derivative instruments.

New Accounting Pronouncements

          The Company does not believe that the new accounting pronouncements issued during the quarter ended September 30, 2006 have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Fair Value of Warrants and Derivative Liabilities.  At September 30, 2006, the estimated fair value of derivative instruments was $13.1 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/(decrease) in fair value of derivative instruments

(in thousands)
10% increase in stock price	$1,647
20% increase in stock price	3,310
5% increase in assumed volatility	271
10% decrease in stock price	(1,627)
20% decrease in stock price	(3,231)
5% decrease in assumed volatility	(273)

          Investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of commercial paper, mortgage-backed securities and auction-rate securities.  Our fixed-rate interest-bearing investments totaled $4 million at September 30, 2006. These investments mature in less than one year. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

          Due to the conservative nature of our short-term fixed interest rate investments (maturities in less than one year), we do not believe that we have a material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Principal Accounting Officer, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

          The following represents material changes from risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. This information should be read in conjunction with such Annual Report and Quarterly Reports and considered carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. The following risk could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. See also Part 1, Item 2, Safe Harbor Cautionary Statement for a summary of certain known risks to our business.

          We have incurred substantial losses since inception and we expect to continue to incur development expenses for self-funded programs, partnered programs and programs for which we are attempting to secure a partner. As a result, we are likely to require additional capital and if additional capital is not raised, we may be unable to continue operations.

          We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. These conditions have raised substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm related to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of September 30, 2006, we had cash, cash equivalents and investments of $28 million. On May 3, 2006, we received a $5 million milestone payment from Novartis and on May 15, 2006, we completed the sale of 4 million shares of our common stock for net proceeds of $31.1 million. We anticipate that our existing capital resources, including these recent cash receipts but without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations into the third quarter of 2007. Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2006, our accumulated deficit was $389 million.  Our operating loss for the nine months ended September 30, 2006 (after receipt of $7 million of milestone payments which does not recur with regularity or at all) was approximately $18.7 million.  Our cash outlays from operations and capital expenditures were $15.3 million for the nine months ended September 30, 2006 and $30.4 million for the year ended December 31, 2005.

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

ITEM 5.	OTHER INFORMATION

          On November 2, 2006, we received notice from Roche that they are exercising their right to terminate the November 17, 2004 Development and License Agreement.  Roche’s decision was not related to the performance of the eligen® technology. We will continue to work with Roche on the multi-product research collaboration agreement signed in July 2006, to explore the use of Emisphere’s eligen® technology in feasibility studies for new oral formulations of a number of Roche molecules.  As per the July 2006 agreement, Roche will fund the research, which will be conducted at both Roche and Emisphere.

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

Date: November 8, 2006

Emisphere Technologies, Inc.

/s/ Michael M. Goldberg, M.D.

Michael M. Goldberg, M.D.
Chairman and Chief Executive Officer

/s/ William T. Rumble

William T. Rumble
Corporate Controller (Principal Accounting Officer)