Form 10-Q
period 2007-03-31
EMISPHERE TECHNOLOGIES INC
filed 2007-05-07
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)	[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

	[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

      The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 1, 2007 was 28,327,908.

EMISPHERE TECHNOLOGIES, INC.

     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$5,666	$8,035
Short-term investments	9,949	13,498
Accounts receivable	2,731	216
Prepaid expenses and other current assets	977	1,082
Total current assets	19,323	22,831
Equipment and leasehold improvements, net	2,413	2,652
Purchased technology, net	1,735	1,794
Other assets	807	815
Total assets	$24,278	$28,092

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$4,862	$2,649
Derivative instruments	2,974	6,498
Other current liabilities	205	307
Total current liabilities	8,041	9,454
Notes payable, including accrued interest and net of related discount	25,360	24,744
Total liabilities	33,401	34,198

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued
and outstanding	-	-
Common stock, $.01 par value; authorized 50,000,000 shares; issued
28,601,680 shares (28,311,948 outstanding) as of March 31, 2007, and
28,528,677 shares (28,238,945 outstanding) as of December 31, 2006	286	285
Additional paid-in capital	390,804	389,935
Accumulated deficit	(396,260)	(392,372)
Accumulated other comprehensive loss	(1)	(2)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)
Total stockholders’ deficit	(9,123)	(6,106)
Total liabilities and stockholders’ deficit	$24,278	$28,092

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007 and 2006
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Revenue	$2,809	$1,696

Costs and expenses:
Research and development	5,451	4,517
General and administrative expenses	4,145	2,802
Depreciation and amortization	315	990
Total costs and expenses	9,911	8,309
Operating loss	(7,102)	(6,613)

Other income and (expense):
Beneficial conversion of convertible security	-	(12,215)
Investment and other income	314	123
Change in fair value of derivative instruments	3,524	(7,564)
Interest expense	(624)	(567)
Total other income and (expense)	3,214	(20,223)
Net loss	$(3,888)	$(26,836)
Net loss per share, basic	$(0.14)	$(1.13)
Net loss per share, diluted	$(0.26)	$(1.13)
Weighted average shares outstanding, basic	28,311,744	23,666,389
Weighted average shares outstanding, diluted	28,618,574	23,666,389

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2006
(in thousands, except share and per share data)
(unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,888)	$(26,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	315	990
Change in fair value of derivative instruments	(3,524)	7,564
Non-cash beneficial conversion feature	-	12,215
Non-cash interest expense	624	147
Non-cash compensation expense	551	412

Changes in assets and liabilities excluding non-cash transactions:
(Increase) decrease in accounts receivable	(2,515)	58
Decrease in prepaid expenses and other current assets	105	76
Increase (decrease) in accounts payable and accrued expenses	2,213	(1,303)
Decrease in other current liabilities	(102)	(260)
Total adjustments	(2,333)	19,899
Net cash used in operating activities	(6,221)	(6,937)

Cash flows from investing activities:
Proceeds from sale and maturity of investments	3,849	-
Purchases of investments	(300)	-
Decrease in restricted cash	-	4,294
Capital expenditures and other	(17)	(56)
Net cash provided by investing activities	3,532	4,238

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	320	1,870
Repayment of notes payable and capital lease obligation	-	(60)
Net cash provided by financing activities	320	1,810
Net decrease in cash and cash equivalents	(2,369)	(889)
Cash and cash equivalents, beginning of period	8,035	1,950
Cash and cash equivalents, end of period	$5,666	$1,061

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities:
Settlement of derivative instrument liability	$-	$958

The accompanying notes are an integral part of the financial statements

     EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations and Liquidity

     Emisphere Technologies, Inc. (“Emisphere”, “our”, “us”, the “company” or “we”) is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently available or that are poorly deliverable by oral means. Since our inception in 1986, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf as well as through collaborations with corporate partners and academic research institutions. Our product pipeline includes product candidates for the treatment of cardiovascular diseases, osteoarthritis, osteoporosis, growth disorders, diabetes, asthma/allergies, obesity, infectious diseases and oncology. Development and commercialization of these product candidates entails both risk and significant expense. Since inception, we have had no product sales from these product candidates. Our losses from operations to date have been funded primarily with the proceeds from public and private equity and debt financings, collaborative research agreements and income earned on investments.

     As of March 31, 2007, we had approximately $15.6 million in cash and investments, approximately $11.3 million in working capital, a stockholders’ deficit of approximately $9.1 million and an accumulated deficit of approximately $396.3 million. On April 2, 2007, we collected approximately $2.7 million in milestone and reimbursement receivables from a collaboration partner. Our operating loss for the three months ended March 31, 2007 (after $2.8 million of collaboration and milestone revenues which does not recur with regularity or at all) was approximately $7.1 million. We believe operating loss is a more representative measure to discuss, as net loss of $3.9 million includes $3.5 million of non-cash other income items related to derivatives. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations through approximately September 2007, or earlier if unforeseen events arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2006 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     While our plan is to raise capital when needed and/or to pursue product partnering opportunities, we cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available when needed, or on favorable terms or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations at some time in the future. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.

2. Basis of Presentation

     The condensed balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information is contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

3. Investments

     At March 31, 2007 and 2006, our investment balances consisted of available for sale securities of $9.9 million and $13.5 million, respectively. Investments of $8.9 million mature within three months of March 31, 2007. The remaining $1 million of investments mature within two years. Gross unrealized gains and losses at March 31, 2007 and December 31, 2006 are not material.

4. Stock-Based Compensation Plans

     On April 20, 2007, the stockholders of the Company approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of an aggregate 3,265,562 shares as follows: 2,500,000 new shares, 364,492 shares remaining and transferred from the Company’s 2000 Stock Option Plan (which was then terminated) and 401,070 shares remaining and transferred from the Company’s Outside Directors’ Plan.

     Prior to the adoption of the 2007 Plan, the Company granted stock-based compensation to employees under the 2000 Stock Option Plan and the 2002 Broad Based Plan, and to non-employee directors under the Outside Directors’ Plan. The Company also has grants outstanding under various expired and terminated stock plans including the 1991 Stock Option Plan, the 1995 Non-Qualified Stock Option Plan, the Deferred Directors Compensation Stock Plan and Non-Plan Options. In January 2007, the Outside Directors’ Plan expired under its term.

     As of March 31, 2007, shares available for future grants under the 2002 Broad Based Plan amounted to 80,878.

     Total compensation expense recorded during the three months ended March 31, 2007 and 2006 for share-based payment awards was $0.6 million and $0.4 million, respectively, of which $0.2 million and $0.2 million is shown in research and development and $0.4 million and $0.2 million is shown in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.5 million, which is expected to be recognized over a weighted-average period of 1.7 years. Cash received from options exercised was $0.3 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. No tax benefit was realized due to a continued pattern of operating losses.

     During the three months ended March 31, 2007 the Company made a grant of 50,000 shares to an executive officer from the 2000 Stock Option Plan with a weighted-average exercise price of $5.28 per share, a weighted-average fair value of $4.49 per share and an expected term of 10 years. The grant vests 25% on the date of grant and 25% on each anniversary of the date of grant.

     On April 6, 2007, in connection with his contract, the Company granted the newly appointed Chief Executive Officer 1,000,000 options, 500,000 of which have an exercise price of $3.19, the fair market value on the date of grant and the remaining 500,000 having an exercise price of $6.38, two times the fair market value on the date of grant. The grant vests 25% on the date of grant and 25% on each anniversary of the date of grant.

5. Equipment and Leasehold Improvements

     Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	March 31,	December 31,
	in Years	2007	2006
		(in thousands)
Equipment	3-7	$9,696	$9,685
Leasehold improvements	Life of lease	19,224	19,224
		28,920	28,909
Less, accumulated depreciation and amortization		26,507	26,257
Equipment and leasehold improvements, net		$2,413	$2,652

     On March 1, 2007 we exercised the first extension option under the existing lease for our premises for a term of five years ending on August 31, 2012. Depreciation and amortization expense has been adjusted to reflect the change in the estimated useful life of this asset by depreciating the remaining net book value at January 1, 2007 over the period through August 31, 2012. The effect of this change in estimate is a decrease in depreciation and amortization expense of approximately $0.6 million in the three months ended March 31, 2007.

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

     Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2007 and 2006 and in the remaining years through 2014.

7. Notes Payable

     Notes payable consist of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
MHR Convertible Notes	$14,256	$13,764
Novartis Note	11,104	10,980
	$25,360	$24,744

     MHR Convertible Notes. The Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR Institutional Partners IIA L.P. (together with its affiliates “MHR”) on substantially all of our assets. Interest is payable in the form of additional Convertible Notes issued monthly through March 31, 2007 and then semi-annually beginning June 30, 2007, rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. Further the Convertible Notes provide MHR with the right to require redemption in the event of a change in control, as defined, prior to September 26, 2009. Such required redemption would be at 104% of the then outstanding principal and interest through September 26, 2006 and decreasing to 103%, 102% and 101% in the years through September 26, 2007, 2008 and 2009, respectively. The Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2010, into shares of our common stock at a price per share of $3.78. At March 31, 2007, the Convertible Notes were convertible into 4,427,456 shares of our common stock.

     In connection with the financing transaction, we amended MHR’s existing warrants to purchase 387,374 shares of our common stock to provide for additional anti-dilution protection. MHR was also granted the option to purchase warrants for up to an additional 617,211 shares of our common stock (the “warrant purchase option”) at a price per warrant equal to $0.01 per warrant for each of the first 67,084 warrants and $1.00 per warrant for each additional warrant. This option was exercised by MHR in April 2006. These warrants have an exercise price of $4.00, subject to anti-dilution protection. The fair value of the warrant purchase option at issuance was $1.3 million, which has been recorded as a separate liability and as a discount from the face value of the note. See Note 8 for a further discussion of the liability related to these warrants.

     The Company has calculated the fair value of the beneficial conversion feature of the Convertible Notes based on the effective conversion price after allocating a portion of the proceeds of the loan to the warrant purchase option and adjusting for financing costs paid by us on behalf of the lender. Since the calculated value for the beneficial conversion feature exceeded the net proceeds allocated to the Convertible Notes, the beneficial conversion feature was recorded at an amount equal to the net proceeds allocated to the Convertible Notes, or $12.2 million, with a corresponding amount being recorded as additional paid-in-capital. Since MHR can convert the Convertible Notes to realize a return at any time, the beneficial conversion feature was charged to expense in January 2006, the date the Company received shareholder approval to exchange the original MHR Note for the Convertible Notes.

The book value of the MHR Notes is comprised of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Face value of the notes	$16,735	$16,283
Discount (related to the warrant purchase option)	(1,162)	(1,181)
Lender’s finance costs	(1,317)	(1,338)
	$14,256	$13,764

     The debt discount, lenders finance costs, deferred financing costs and amounts attributed to derivative instruments are being amortized to interest expense over the life of the Convertible Notes using an effective interest method to yield an effective interest rate of 14.3%.

     In connection with the MHR financing, the Company agreed to appoint a representative of MHR (the “MHR Nominee”) and another person (the “Mutual Director”) to its Board of Directors. Further, the Company agreed to amend, and in January 2006 did amend, its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board, as described therein, so long as MHR holds at lease 2% of the outstanding common stock of the Company.

     The Convertible Notes provide for various events of default as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver from time to time, the latest being received April 25, 2007. The waiver received April 25, 2007 is in effect for a period greater than one year; as such the Convertible Notes have been classified as long-term.

     Novartis Note. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are accruing interest using the effective interest rate method, which results in an interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, as described in our Annual Report on Form 10-K for the year ended December 31, 2006. On March 31, 2007, the Novartis Note was convertible into 3,024,724 shares of our common stock.

8. Derivative Instruments

     Derivative instruments consist of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Equity financing warrants	$1,843	$4,132
MHR warrants	1,131	2,366
	$2,974	$6,498

     Equity Financing Warrants. As of March 31, 2005, we completed the sale of 4 million shares of common stock and warrants to purchase up to 1.5 million shares of common stock. The stock and warrants were sold as units, each unit consisting of one share of common stock and a warrant to purchase 0.375 shares of common stock. The warrants have an exercise price of $4.00 and an exercise period that begins on March 31, 2005 and expires on March 31, 2010. The warrants provide for certain anti-dilution protection as provided therein. Warrants to purchase up to 1,112,626 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2007 are a closing stock price of $3.20, expected volatility of 69.14% over the remaining term of three years and a risk-free rate of 4.48%. In October 2006, 150,000 of these warrants were exercised, and as a result, the related liability was reclassified as equity. The fair value of the warrants decreased by $2.3 million and increased by $5.2 million during the three months ended March 31, 2007 and 2006, respectively and the fluctuations have been recorded in the statement of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.

     MHR Warrants. In connection with the Loan Agreement with MHR, Emisphere agreed to sell, and in April 2006 did sell, warrants for 617,211 shares to MHR for $551 thousand. The warrants have an exercise price of $4.00 and are exercisable through September 26, 2011. The warrants have the same terms as the equity financing warrants, with no limit upon adjustments to the exercise price. Based on the provisions of SFAS 133, the warrant purchase option was determined to be an embedded derivative instrument which must be separated from the host contract. The MHR warrants contain the same potential cash settlement provisions as the equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrant purchase option was $1.3 million at issuance, which was estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2007 are a closing stock price of $3.20, expected volatility of 75.76% over the remaining term of four years and six months and a risk-free rate of 4.43% . Deferred financing costs of $49 thousand related to the Loan Agreement and $128 thousand representing reimbursement of MHR’s legal fees have been allocated to the warrant purchase option. Both amounts were expensed at issuance. The fair value of the MHR warrants/warrant purchase option decreased by $1.2 million during the three months ended March 31, 2007 and increased by $2.1 million during the three months ended March 31, 2006, respectively and the fluctuations have been recorded in the statement of operations. The MHR warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 7 for a further discussion of the MHR Note.

     Kingsbridge Warrant. In January 2006, Kingsbridge exercised its warrants to purchase 250,000 shares of common stock and as a result, the related liability was reclassified as equity. The company realized proceeds of $1.0 million related to the exercise of the warrants. The fair value of the warrants increased by $215 thousand from the period between January 1, 2006 and the exercise and this increase is included in the statement of operations.

9. Stockholders’ Deficit

     On April 20, 2007, the stockholders of the Company approved an increase in the Company’s authorized common stock from 50 million to 100 million shares.

     Our certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of March 31, 2007 and December 31, 2006, there were no shares of preferred stock outstanding.

      We have a stockholder rights plan in which Preferred Stock Purchase Rights (the “Rights”) have been granted at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock (“A Preferred Stock”) at an exercise price of $80 for each share of our common stock as described further in our Annual Report on Form 10-K.

10. Net loss per share

     The following table sets forth the information needed to compute basic and diluted earnings per share for the three months ended March 31:

	2007	2006
	(in thousands, except share
	amounts)
Basic net loss	$(3,888)	$(26,836)
Dilutive securities:
Warrants	(3,524)	-
Diluted net loss	$(7,412)	$(26,836)

Weighted average common shares outstanding	28,311,744	23,666,389
Dilutive securities:
Warrants	306,830	-
Diluted average common stock equivalents outstanding	28,618,574	23,666,389

Basic net loss per share	$(0.14)	$(1.13)
Diluted net loss per share	$(0.26)	$(1.13)

     For the three months ended March 31, 2007 and 2006, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive for the three months ended March 31:

	2007	2006
Options to purchase common shares	3,922,938	4,076,351
Outstanding warrants and options to purchase warrants	600,000	2,717,211
Novartis convertible note payable	3,024,724	1,514,377
MHR convertible note payable	4,427,456	3,968,254
	11,975,118	12,276,193

11. Comprehensive Loss

     Our comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss was $3.9 million and $26.8 million for the three months ended March 31, 2007 and 2006, respectively.

12. Commitments and Contingencies

     In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2007.

     In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. If necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss, and the appropriate accounting entries are reflected in our financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on our financial position, results of operations or cash flows.

     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, our Board of Directors terminated Dr. Goldberg’s services. On April 26, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment contract provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provides that in the event he is terminated with cause he will receive no additional compensation. During the three months ended March 31, 2007, the Company made an accrual of costs estimated to settle this matter.

     There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company (“Lilly”). The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to oral formations of PTH 1-34. On January 6, 2006, the district court ruled in our favor, finding that Lilly had breached the agreements on all counts tried and that our termination was proper. On April 6, 2006, the District Court granted in part a motion by Lilly to amend the January 6 decision to clarify the claims that were resolved by the decision. Although the January 6, 2006 decision was interlocutory, Lilly has publicly stated its intention to appeal the decision. A reversal of the decision in this litigation concerning our claim and subsequent court decision that Lilly breached our agreements could limit our future ability to realize the potential value of our oral PTH 1-34 assets. On April 25, 2006, the United States District Court in the Southern District of Indiana ordered Eli Lilly and Company to assign to Emisphere the patent application Lilly filed with the World Intellectual Property Organization, including any final patents that may be issued as a result of that application. On May 3, 2006, Lilly notified Emisphere that it has assigned the patent to Emisphere. The remaining issues in the litigation, including the damages to Emisphere that resulted from Lilly’s breach of the agreements as previously tried by the Court, and liability and damages on several additional claims asserted against Lilly related to the same agreements, are scheduled to be tried on January 21, 2008. The parties are currently engaged in discovery related to these remaining issues and claims. Although the costs of litigating this matter to its ultimate resolution may be material; we do not anticipate any significant impact on our ability to develop our product candidates. Through March 31, 2007, we have incurred approximately $2.8 million in expenses relating to this litigation of which $102 thousand and $83 thousand were spent for the three months ended March 31, 2007 and 2006, respectively.

     On March 1, 2007, we exercised the first extension option under the existing lease for our premises for a term of five years ending on August 31, 2012. On April 26, 2007 the landlord notified us that beginning on September 1, 2007 the annual rent for our premises would increase from $1.8 million to $2.6 million based on their determination of the fair market value for our space. In accordance with the provisions set forth in the lease, we intend to dispute the landlord’s determination of the fair market value amount and commence the lease’s pre-specified arbitration process.

     On April 6, 2007, the Board of Directors appointed Michael V. Novinski to the position of President and Chief Executive Officer. Pursuant to his appointment, the Company has entered into a three year employment agreement with Mr. Novinski. If Mr. Novinski is terminated without cause or at any time by the executive for good reason as defined in his contract, we are obligated to make severance payments to Mr. Novinski.

13. Income Taxes

     Effective January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits. The Company is primarily subject to U.S. Federal and New York State income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and March 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR CAUTIONARY STATEMENT

     Certain statements in this Management's Discussion and Analysis of Financial Conditions and Results of Operations and elsewhere in this report as well as statements made from time to time by our representatives may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the ACT). These forward looking statements include (without limitation) statements regarding planned or expected studies and trials of oral formulations that utilize our eligen® technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our eligen® technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operational improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under Part II, Item 1A. “Risk Factors” and other factors discussed in connection with any forward looking statements.

General

     Emisphere Technologies, Inc. is a biopharmaceutical company specializing in the oral delivery of therapeutic macromolecules and other compounds that are not currently available or that are poorly deliverable by oral means. Since our inception in 1986, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and in collaborations with corporate partners and academic research institutions. Our product pipeline includes product candidates for the treatment of cardiovascular diseases, osteoarthritis, osteoporosis, growth disorders, diabetes, asthma/allergies, obesity, infectious diseases and oncology. Development and commercialization of these product candidates entails risk and significant expense. Since inception, we have had no product sales from these product candidates.

     Oral heparin and oral insulin are our two lead unpartnered programs. During 2007, we are continuing to develop plans for advancing these two programs. Our strategy for the heparin program includes plans for a pivotal, Phase III trial designed to determine the safety and efficacy of oral heparin versus Coumadin® (sodium warfarin) for the prevention of venous thromboembolism following elective total hip replacement. We have also authorized two toxicology studies related to heparin in the first quarter of 2007. These studies were initiated in the second quarter of 2007. Additional expenses are planned for this effort during the remainder of 2007. In further support of the heparin program, during the third quarter of 2005 we conducted a multi-arm, cross-over, clinical trial with sixteen subjects to compare heparin delivered by different injection routes to heparin delivered orally in normal subjects. In March 2006, we announced that preliminary results confirmed that heparin delivered orally utilizing our eligen® drug delivery technology is chemically identical to heparin delivered by injection. We have discussed the data with the FDA and are able to proceed to a Phase III study. On March 23, 2007 we met with FDA and clarified the few remaining details with regard to the Phase III study protocol. We are preparing a final protocol for submission to FDA.

     In March 2007, we announced the formation of a Scientific Advisory Board (the “SAB”) for our oral insulin product. The SAB is comprised of six independent scientific experts in several fields related to diabetes research and will provide guidance on the clinical development of this product. The SAB has been evaluating the results from the Phase II insulin trial completed in the fourth quarter of 2006 and is designing the clinical studies for the development of the product.

     We will also continue to advance our collaborations with Novartis Pharma AG on salmon calcitonin, parathyroid hormone and recombinant human growth hormone (“rhGH”), with Genta Incorporated on gallium nitrate and with a pharmaceutical company based outside the United States to develop an improved oral formulation of the antiviral compound acyclovir.

     In February 2007, we announced that Novartis Pharma AG and its development partner Nordic Bioscience notified us of the initiation of a Phase III clinical trial for the treatment of osteoporosis with an oral form of salmon calcitonin (referred to as SMC021), a new drug candidate, using Emisphere's eligen® delivery technology. As a result of the initiation of the trial, we are entitled to receive at March 31, 2007 (and did receive in April 2007) a $2 million milestone payment from Novartis Pharma AG, as well as reimbursement for approximately $0.7 million in costs.

     In March 2007, we announced the results of two clinical studies relating to obesity. The objective of one study was to establish the initial pharmacological profile and the insulin releasing activity of increasing oral doses of GLP-1 (glucagon-like peptide-1 (7-36 amide)) in healthy volunteers. The objective of the second study was to establish the PYY (peptide YY 3-36) plasma concentrations following increasing oral doses of the peptide. The PYY results in combination with the GLP results could mean that oral PYY and oral GLP-1 could also be an effective treatment for other diseases such as obesity. A proof-of-concept efficacy study on the reduction of food intake using our oral incretion products will be initiated and completed in 2007.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended
	March 31,
	2007	2006	Change
	(in thousands)
Revenue	$2,809	$1,696	$1,113
Operating expenses	$9,911	$8,309	$1,602
Operating loss	$(7,102)	$(6,613)	$489
Beneficial conversion of convertible security	-	$(12,215)	$12,215
Change in fair value of derivative instruments	$3,524	$(7,564)	$11,088
Net loss	$(3,888)	$(26,836)	$(22,948)

     Revenue increased from the same quarter of 2006 primarily due to the achievement of the Phase III milestone from Novartis Pharma AG for Salmon Calcitonin. We recorded a $2 million milestone payment and revenue for reimbursement of $0.7 million in costs related to this project with Novartis Pharma AG as the related performance was completed. This increase was partially offset by a decrease in revenue from other partners. Milestone payments do not occur with regularity or at all. We do not anticipate significant milestone payments for the remainder of 2007.

     Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended		Year ended
	March 31,		December 31,
	2007	2006	2006
Human resource costs, including benefits	49%	49%	45%
Professional fees for legal, intellectual property,
accounting and consulting	14%	10%	13%
Occupancy for our laboratory and operating space	11%	12%	12%
Clinical costs	11%	3%	5%
Depreciation and amortization	3%	12%	11%

     Operating expenses increased by $1.6 million as a result of the following:

(in thousands)
Increase in human resource costs	$750
Increase in clinical trials and lab fees	800
Increase in professional fees	600
Other	100
Decrease in depreciation and amortization expense	(650)
$1,600

     During the three months ended March 31, 2007, the Company made an accrual of costs estimated to settle the dispute with its former Chief Executive Officer. Such amount is included in the increase in human resource costs above.

     The increase in clinical trials and lab fees is related to an increase in spending on the Heparin project including expenses of $0.4 million related to necessary toxicology studies. Additional expenses are planned for this effort during the remainder of 2007.

     The increase in professional fees is primarily the result of increased legal costs resulting from filing new and maintaining existing patents.

     The decrease in the depreciation and amortization expense is primarily related to the change in the estimated useful life of leasehold improvements as a result of the five year extension of the lease for our principal facility on March 1, 2007.

     The charge for the beneficial conversion of the convertible security in the three months ended March 31, 2006 is due to the conversion feature of the MHR notes, which were converted in January 2006.

     The decrease in the fair value of the derivative instruments for the three months ended March 31, 2007 of $3.5 million is primarily related to the decrease in the stock price from $5.29 on December 31, 2006 to $3.20 on March 31, 2007. The increase in the fair value of the derivative instruments for the three months ended March 31, 2006 of $7.6 million is primarily related to the increase in the stock price from $4.34 at December 31. 2005 to $8.22 at March 31, 2007.

     As a result of the above factors, we sustained a net loss of $3.9 million for the three months ended March 31, 2007, compared to a net loss of $26.8 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2007, our accumulated deficit was approximately $396.3 million and our stockholders deficit was $9.1 million. Our operating loss was $7.1 million for the three months ended March 31, 2007 and $27.1 million for the year ended December 31, 2006. We believe operating loss is a more representative measure to discuss, as net loss of $3.9 million for the three months ended March 31, 2007 includes $3.5 million of income related to derivatives. We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of March 31, 2007, total cash, cash equivalents and investments were $15.6 million. On April 2, 2007, we received approximately $2.7 million under a collaboration agreement with Novartis Pharma AG. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners or our products, will enable us to continue operations through approximately September 2007. However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2006 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     Our business will require substantial additional investment that we have not yet secured. While our plan is to raise capital when needed and/or to pursue partnering opportunities, we cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available on favorable terms or at all. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations at some time in the future. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

     During the three months ended March 31, 2007 and 2006, our cash liquidity (consisting of cash, restricted cash and short-term investments) decreased as follows:

	2007	2006
	(in thousands)
At January 1	$21,500	$9,200
At March 31	15,600	4,000
Decrease in cash and investments	$5,900	$5,200

     The decrease in cash and investments during the three months ended March 31, 2007 and 2006 is comprised of the following components:

	2007	2006
	(in thousands)
Proceeds from issuance of equity securities	$300	$1,900
Proceeds from collaborations and other projects	300	1,700
Sources of cash	600	3,600
Cash used in operations (grossed up for collaborations)	6,500	8,700
Repayments of debts and capital expenditures	-	100
Applications of cash	6,500	8,800
Decrease in cash and investments	$5,900	$5,200

     During the three months ended March 31, 2007, our working capital liquidity decreased by $2.0 million as follows:

	March 31,	December 31,
	2007	2006	Change
Current assets	$19,300	$22,800	$(3,500)
Current liabilities	$8,000	$9,500	$(1,500)
Working capital	$11,300	$13,300	$(2,000)

     The decrease in current assets is driven primarily by the decrease in cash and investments, partially offset by an approximate $2.7 million increase in accounts receivable for the revenue earned on the Salmon Calcitonin Phase III initiation. The decrease in current liabilities is driven largely by the decrease in the estimated fair value of derivative instruments ($3.5 million), offset by increases in accounts payable, accrued expenses and other current liabilities ($2 million).

Off-Balance Sheet Arrangements

     As of March 31, 2007, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three months ended March 31, 2007.

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

  It requires assumptions to be made that were uncertain at the time the estimate was made, and
  Changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

     Share-Based Payments – On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment”, which establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures.

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

     If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended March 31, 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

     Revenue Recognition – Revenue includes amounts earned from collaborative agreements and feasibility studies. Revenue from collaboration agreements is recognized using the lower of the percentage completed based on hours expended applied to expected contractual payments or the total non-refundable cash received to date. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Changes in the projected hours to complete the project could significantly change the amount of revenue recognized. During the three months ended March 31, 2007, we do not believe that reasonable changes in the projections would have had a material effect on recorded revenue.

     Warrants – Warrants issued in connection with the equity financing completed in March 2005 and to MHR have been classified as liabilities due to certain provisions that could require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes option pricing model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information on the volatility in market value of derivative instruments.

New Accounting Pronouncements

     The Company does not believe that the new accounting pronouncements issued during the three months ended March 31, 2007 have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Fair Value of Warrants and Derivative Liabilities. At March 31, 2007, the estimated fair value of derivative instruments was $3.0 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/ (decrease)
in fair value of
derivative
(in thousands)
10% increase in stock price	$465
20% increase in stock price	$944
5% increase in assumed volatility	$188

10% decrease in stock price	$(449)
20% decrease in stock price	$(879)
5% decrease in assumed volatility	$(194)

     Investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of commercial paper, mortgage-backed securities and auction-rate securities. Our fixed-rate interest-bearing investments totaled $1 million at March 31, 2007. This investment matures in one to two years. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

     Due to the conservative nature of our short-term fixed interest rate investments; we do not believe that we have a material exposure to interest rate risk.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

     On March 22, 2007, Michael Goldberg, M.D., a director and former Chief Executive Officer of the Company, made a Demand for Arbitration to the American Arbitration Association claiming $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company.

ITEM 1A. RISK FACTORS

     The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K, including:

Financial Risks

  If we fail to raise additional capital or receive substantial cash inflows from our partners by September of 2007, we may be forced to cease operations.
  We may not be able to meet the covenants detailed in the Convertible Notes with MHR, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy.
  We may not be able to make the payments we owe to Novartis Pharma AG.

Risks Related to our Business

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
  Our collaborative partners are free to develop competing products.
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
  We face rapid technological change and intense competition.

Other Risks

  Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.
  Our stock price has been and may continue to be volatile.
  Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

     For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on April 20, 2007. The matters voted upon and passed at the meeting were (i) election of one director, (ii) approval of an amendment to our Certificate of Incorporation and (iii) approval of the 2007 Stock Award and Incentive Plan. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker nonvotes are as follows:

		Votes
	Votes For	Withheld
Election of Directors:
Howard M. Pack	21,800,974	3,910,360

		Votes		Broker
	Votes For	Against	Abstentions	Non-votes
Approval of an amendment to our Certificate of
Incorporation	21,842,126	1,254,144	2,615,064	-
Approval of the 2007 Stock Award and Incentive
Plan	9,099,576	1,456,834	2,657,293	12,497,631

     The terms of office for the following directors continued after our Annual Meeting: Dr. Stephen Carter, John Harkey, Jr.., Dr. Michael Goldberg, Dr. Mark Rachesky and Dr. Michael Weiser.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc. dated April 20, 2007

10.1	Form of Amendment to 11% Senior Secured Convertible Note

10.2	Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan

10.3	Nonqualified Stock Option Agreement dated April 6, 2007 between Michael V. Novinski and Emisphere Technologies, Inc.

10.4	Incentive Stock Option Agreement dated February 12, 2007 between Lewis H. Bender and Emisphere Technologies, Inc.

10.5	Form of Nonqualified Stock Option Agreement

10.6	Form of Incentive Stock Option Agreement

10.7	Form of Restricted Stock Agreement

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2007

Emisphere Technologies, Inc.

/s/ Lewis H. Bender
Lewis H. Bender
President and Chief Executive Officer

/s/ William T. Rumble
William T. Rumble
Corporate Controller (Principal Accounting
Officer)