Form 10-Q
period 2007-06-30
EMISPHERE TECHNOLOGIES INC
filed 2007-08-07
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)	[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

OR

	[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 1-10615

EMISPHERE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3306985
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

765 Old Saw Mill River Road	10591
Tarrytown, New York	(Zip Code)
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

      The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of August 1, 2007 was 28,331,808.

EMISPHERE TECHNOLOGIES, INC.

Index

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements:

	Condensed Balance Sheets as of June 30, 2007
	and December 31, 2006	1

	Condensed Statements of Operations for the three months
	and six months ended June 30, 2007 and 2006	2

	Condensed Statements of Cash Flows for the six
	months ended June 30, 2007 and 2006	3

	Notes to Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 6.	Exhibits	22

SIGNATURES		23

     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$4,640	$8,035
Short-term investments	4,299	13,498
Accounts receivable	487	216
Prepaid expenses and other current assets	893	1,082
Total current assets	10,319	22,831
Equipment and leasehold improvements, net	2,247	2,652
Purchased technology, net	1,675	1,794
Other assets	798	815
Total assets	$15,039	$28,092

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$3,475	$2,649
Derivative instruments	5,375	6,498
Other current liabilities	166	307
Total current liabilities	9,016	9,454
Notes payable, including accrued interest and net of related discount	25,994	24,744
Deferred lease liability, net of current portion	172	-
Total liabilities	35,182	34,198

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued
and outstanding	-	-
Common stock, $.01 par value; authorized 100,000,000 shares; issued
28,621,140 shares (28,331,408 outstanding) as of June 30, 2007, and
28,528,677 shares (28,238,945 outstanding) as of December 31, 2006	286	285
Additional paid-in capital	391,887	389,935
Accumulated deficit	(408,363)	(392,372)
Accumulated other comprehensive loss	(1)	(2)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)
Total stockholders’ deficit	(20,143)	(6,106)
Total liabilities and stockholders’ deficit	$15,039	$28,092

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2007 and 2006
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$398	$5,220	$3,207	$6,916

Costs and expenses:
Research and development	6,032	4,858	11,484	9,375
General and administrative expenses	3,638	2,812	7,784	5,614
Depreciation and amortization	270	972	583	1,962
Total costs and expenses	9,940	8,642	19,851	16,951
Operating loss	(9,542)	(3,422)	(16,644)	(10,035)

Other (expense) and income:
Beneficial conversion of convertible security	-	-	-	(12,215)
Investment and other income	482	294	797	417
Change in fair value of derivative instruments	(2,401)	(56)	1,123	(7,620)
Interest expense	(643)	(573)	(1,267)	(1,140)
Total other (expense) and income	(2,562)	(335)	653	(20,558)
Net (loss)	$(12,104)	$(3,757)	$(15,991)	$(30,593)
Net loss per share, basic	$(0.43)	$(0.14)	$(0.57)	$(1.23)
Net loss per share, diluted	$(0.43)	$(0.14)	$(0.60)	$(1.23)
Weighted average shares outstanding, basic	28,313,056	25,952,342	28,305,810	24,815,680
Weighted average shares outstanding, diluted	28,313,056	25,952,342	28,403,507	24,815,680

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 and 2006
(in thousands, except share and per share data)
(unaudited)

	For the six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(15,991)	$(30,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583	1,962
Change in fair value of derivative instruments	(1,123)	7,620
Non-cash beneficial conversion feature	-	12,215
Non-cash interest expense	1,267	717
Non-cash compensation expense	1,625	830
Other	-	(24)

Changes in assets and liabilities excluding non-cash transactions:
(Increase) decrease in accounts receivable	(271)	39
Decrease (increase) in prepaid expenses and other current assets	189	(99)
Increase (decrease) in accounts payable and accrued expenses	826	(419)
Increase (decrease) in other current liabilities	66	(267)
Decrease in deferred lease liability	(35)	(198)
Total adjustments	3,127	22,376
Net cash used in operating activities	(12,864)	(8,217)

Cash flows from investing activities:
Proceeds from sale and maturity of investments	10,300	2,994
Purchases of investments	(1,101)	(17,905)
Decrease in restricted cash	-	4,294
Capital expenditures and other	(59)	(142)
Net cash provided by (used in) investing activities	9,140	(10,759)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	329	2,344
Net proceeds from issuance of common stock	-	31,059
Net proceeds from issuance of warrants	-	551
Repayment of notes payable and capital lease obligation	-	(121)
Net cash provided by financing activities	329	33,833
Net (decrease) increase in cash and cash equivalents	(3,395)	14,857
Cash and cash equivalents, beginning of period	8,035	1,950
Cash and cash equivalents, end of period	$4,640	$16,807

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities:
Settlement of derivative instrument liability	$-	$958

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations and Liquidity

     Emisphere Technologies, Inc. (“Emisphere”, “our”, “us”, the “Company” or “we”) is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules and pharmaceutical compounds using its eligen® technology. These molecules and compounds could be currently available or are in pre-clinical or clinical development. Such molecules or compounds usually cannot be delivered by the oral route of administration or the benefits of these compounds are limited due to poor bioavailability, slow on-set of action or variable absorption. The eligen® technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, per rectum, pulmonary, intra-vaginal or transdermal. Since the inception of the Company in 1986, substantial efforts and resources have been devoted to understanding this technology and establishing a product development pipeline that incorporated this technology with selected molecules. Development and commercialization of our product candidates entails both risk and significant expense. Since inception, we have had no product sales from these product candidates. Our losses from operations to date have been funded primarily with the proceeds from public and private equity and debt financings, collaborative research agreements and income earned on investments.

     As of June 30, 2007, we had approximately $8.9 million in cash and investments, approximately $1.3 million in working capital, a stockholders’ deficit of approximately $20 million and an accumulated deficit of approximately $408 million. Our net loss and operating loss for the six months ended June 30, 2007 (after $3.2 million of collaboration and milestone revenues which does not recur with regularity or at all) were approximately $16 million and $16.6 million, respectively. Net loss of $16 million includes $1.1 million of non-cash other income items related to derivatives. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations through approximately September 2007, or earlier if unforeseen events arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2006 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     Our plan is to raise capital when needed and/or to pursue product partnering opportunities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Expenses will be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available when needed, or on favorable terms or at all. Any additional investments or resources required would be approached in an incremental fashion to cause minimal disruption or dilution. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital before September 2007 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.

2. Basis of Presentation

     The condensed balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

3. Investments

     At June 30, 2007, our investment balances consisted of available for sale securities of $4.3 million. Investments of $3.3 million mature within three months of June 30, 2007. The remaining $1 million of investments mature within two years. Gross unrealized gains and losses at June 30, 2007 and December 31, 2006 are not material.

4. Stock-Based Compensation Plans

     On April 20, 2007, the stockholders of the Company approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of an aggregate 3,265,562 shares as follows: 2,500,000 new shares, 364,492 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors (the “Directors Stock Plan”). In addition, shares canceled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan.

     Prior to the adoption of the 2007 Plan, the Company granted stock-based compensation to employees under the 2000 Plan and the 2002 Broad Based Plan, and to non-employee directors under the Directors Stock Plan. The Company also has grants outstanding under various expired and terminated stock plans, including the 1991 Stock Option Plan, the 1995 Non-Qualified Stock Option Plan, the Deferred Directors Compensation Stock Plan and Non-Plan Options. In January 2007, the Directors Stock Plan expired under its term.

     As of June 30, 2007, shares available for future grants under the 2007 Plan and the 2002 Broad Based Plan amounted to 2,031,977 and 80,878, respectively.

     Total compensation expense recorded during the three and six months ended June 30, 2007 for share-based payment awards was $1.1 million and $1.6 million, respectively, of which $0.3 million and $0.5 million is shown in research and development and $0.8 million and $1.1 million is shown in general and administrative expenses in the condensed statement of operations for the three and six months ended June 30, 2007, respectively. Total compensation expense recorded during the three and six months ended June 30, 2006 for share-based payment awards was $0.4 million and $0.8 million, respectively, of which $0.2 million and $0.4 million is shown in research and development and $0.2 million and $0.4 million is shown in general and administrative expenses in the condensed statement of operations for the three and six months ended June 30, 2006, respectively. At June 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $3.9 million, which is expected to be recognized over a weighted-average period of 1.9 years. Cash received from options exercised was $0.3 million for the six months ended June 30, 2007 and $1.4 million for the six months ended June 30, 2006, respectively. No tax benefit was realized due to a continued pattern of operating losses.

     During the six months ended June 30, 2007, the Company granted 1,283,585 shares with a weighted average grant price of $4.63. These grants included the grant to the newly appointed Chief Executive Officer of options to purchase 1,000,000 shares, 500,000 of which have an exercise price of $3.19, the fair market value on the date of grant and the remaining 500,000 having an exercise price of $6.38, two times the fair market value on the date of grant. The grant to the Chief Executive Officer vests 25% on the date of grant and 25% on each anniversary of the date of grant. As the grant to the Chief Executive Officer was made prior to availability of all the shares under the option plans, a portion of the shares have been accounted for as of the date of grant and the remaining accounted for as of the date of the shareholder approval of the new plan, in accordance with SFAS 123R.

5. Equipment and Leasehold Improvements

     Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	June 30,	December 31,
	in Years	2007	2006
		(in thousands)
Equipment	3-7	$9,701	$9,685
Leasehold improvements	Life of lease	19,262	19,224
		28,963	28,909
Less, accumulated depreciation and amortization		26,716	26,257
Equipment and leasehold improvements, net		$2,247	$2,652

     On March 1, 2007 we exercised the first extension option under the existing lease for our premises resulting in an extension of the term from August 31, 2007 to August 31, 2012. This results in a change in the estimated useful life of this asset under which the remaining net book value at January 1, 2007 will be amortized over the period through August 31, 2012. The effect of this change in estimate was to lower depreciation and amortization expense by approximately $0.6 million and $1.2 million in the three and six months ended June 30, 2007, respectively as compared to the prior year.

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

     Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2007 and 2006 and in the remaining years through 2014.

7. Notes Payable

     Notes payable consist of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
MHR Convertible Notes	$14,766	$13,764
Novartis Note	11,228	10,980
	$25,994	$24,744

     MHR Convertible Notes. The Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR Institutional Partners IIA L.P. (together with its affiliates “MHR”) on substantially all of our assets. Interest is payable in the form of additional Convertible Notes issued monthly through March 31, 2007 and then semi-annually beginning June 30, 2007, rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. Further the Convertible Notes provide MHR with the right to require redemption in the event of a change in control, as defined, prior to September 26, 2009. Such required redemption would be at 104% of the then outstanding principal and interest through September 26, 2006 and decreasing to 103%, 102% and 101% in the years through September 26, 2007, 2008 and 2009, respectively. The Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2010, into shares of our common stock at a price per share of $3.78. At June 30, 2007, the Convertible Notes were convertible into 4,550,330 shares of our common stock.

     In connection with the convertible note transaction, we amended MHR’s existing warrants to purchase 387,374 shares of our common stock to provide for additional anti-dilution protection. MHR was also granted the option to purchase warrants for up to an additional 617,211 shares of our common stock (the “warrant purchase option”) at a price per warrant equal to $0.01 per warrant for each of the first 67,084 warrants and $1.00 per warrant for each additional warrant. This option was exercised by MHR in April 2006. These warrants have an exercise price of $4.00, subject to anti-dilution protection. The fair value of the warrant purchase option at issuance was $1.3 million, which has been recorded as a separate liability and as a discount from the face value of the note. See Note 8 for a further discussion of the liability related to these warrants.

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

     The book value of the MHR Notes is comprised of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Face value of the notes	$17,200	$16,283
Discount (related to the warrant purchase option)	(1,141)	(1,181)
Lender’s finance costs	(1,293)	(1,338)
	$14,766	$13,764

     The debt discount, lenders finance costs, deferred financing costs and amounts attributed to derivative instruments are being amortized to interest expense over the life of the Convertible Notes using an effective interest method to yield an effective interest rate of 14.3%.

     In connection with the MHR financing, the Company agreed to appoint a representative of MHR (the “MHR Nominee”) and another person (the “Mutual Director”) to its Board of Directors. Further, the Company amended its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board, as described therein, so long as MHR holds at lease 2% of the outstanding common stock of the Company.

     The Convertible Notes provide for various events of default as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver from time to time, the latest being received July 27, 2007, and is in effect for a period greater than one year; as such the Convertible Notes have been classified as long-term.

     Novartis Note. The Novartis Note bears interest at a rate of 3% prior to December 1, 2006, 5% from December 1, 2006 through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are accruing interest using the effective interest rate method, which results in an interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, as described in our Annual Report on Form 10-K for the year ended December 31, 2006. On June 30, 2007, the Novartis Note was convertible into 2,607,459 shares of our common stock.

8. Derivative Instruments

     Derivative instruments consist of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Equity financing warrants	$3,485	$4,132
MHR warrants	1,890	2,366
	$5,375	$6,498

     Equity Financing Warrants. At June 30, 2007 we have outstanding warrants to purchase up to 1.5 million shares of common stock. The warrants have an exercise price of $4.00 and expire on March 31, 2010. The warrants provide for certain anti-dilution protection as provided therein. Warrants to purchase up to 1,112,626 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2007 are a closing stock price of $4.84, expected volatility of 70.9% over the remaining term of two years and nine months and a risk-free rate of 4.85%. In October 2006, 150,000 of these warrants were exercised, and as a result, the related liability was reclassified as equity. The fair value of the warrants increased by $1.6 million and decreased by $0.6 million during the three and six months ended June 30, 2007 and the fluctuations have been recorded in the statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.

     MHR Warrants. In connection with the Loan Agreement with MHR, Emisphere sold warrants for 617,211 shares of common stock to MHR for $551 thousand. The warrants have an exercise price of $4.00 and are exercisable through September 26, 2011. The warrants have the same terms as the equity financing warrants, with no limit upon adjustments to the exercise price. Based on the provisions of SFAS 133, the warrant purchase option was determined to be an embedded derivative instrument which must be separated from the host contract. The MHR warrants contain the same potential cash settlement provisions as the equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrant purchase option was $1.3 million at issuance, which was estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2007 are a closing stock price of $4.84, expected volatility of 73.02% over the remaining term of four years and three months and a risk-free rate of 4.61%. Deferred financing costs of $49 thousand related to the Loan Agreement and $128 thousand representing reimbursement of MHR’s legal fees have been allocated to the warrant purchase option. Both amounts were expensed at issuance. The fair value of the MHR warrants/warrant purchase option increased by $0.8 million and decreased by $0.5 million during the three and six months ended June 30, 2007, respectively, and the fluctuations have been recorded in the statements of operations. The MHR warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 7 for a further discussion of the MHR Note.

     Kingsbridge Warrant. In January 2006, Kingsbridge exercised its warrants to purchase 250,000 shares of common stock and as a result, the related liability was reclassified as equity. The Company realized proceeds of $1.0 million related to the exercise of the warrants. The fair value of the warrants increased by $215 thousand from the period between January 1, 2006 and the date of exercise of such warrants and this increase is included in the statements of operations.

9. Stockholders’ Deficit

     On April 20, 2007, the stockholders of the Company approved an increase in the Company’s authorized common stock from 50 million to 100 million shares.

     Our certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of June 30, 2007 and December 31, 2006, there were no shares of preferred stock outstanding.

     We have a stockholder rights plan in which Preferred Stock Purchase Rights (the “Rights”) have been granted at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock (“A Preferred Stock”) at an exercise price of $80 for each share of our common stock as described further in our Annual Report on Form 10-K.

10. Net loss per share

     The following table sets forth the information needed to compute basic and diluted earnings per share for the six months ended June 30:

	2007	2006
	(in thousands, except share
	amounts)
Basic net loss	$(15,991)	$(30,593)
Dilutive securities:
Warrants	(1,123)	-
Diluted net loss	$(17,114)	$(30,593)

Weighted average common shares outstanding	28,305,810	24,815,680
Dilutive securities:
Warrants	97,697	-
Diluted average common stock equivalents outstanding	28,403,507	24,815,680

Basic net loss per share	$(0.57)	$(1.23)
Diluted net loss per share	$(0.60)	$(1.23)

     For the three and six months ended June 30, 2007 and 2006, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Options to purchase common shares	5,106,157	3,964,806	5,106,157	3,964,806
Outstanding warrants and options to purchase warrants	2,567,211	2,717,211	600,000	2,717,211
Novartis convertible note payable	2,607,459	1,130,316	2,607,459	1,130,316
MHR note payable	4,550,330	4,078,384	4,550,330	4,078,384
	14,831,157	11,890,717	12,863,946	11,890,717

11. Comprehensive Loss

     Our comprehensive loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss was $12.1 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively and a loss of $16 million and $30.6 million for the six months ended June 30, 2007 and 2006 respectively.

12. Commitments and Contingencies

     In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2007.

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

     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, our Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007 the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment contract provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provides that in the event he is terminated with cause he will receive no additional compensation. During the six months ended June 30, 2007, the Company made an accrual of costs estimated to settle this matter.

     There is currently pending in the United States District Court for the Southern District of Indiana, Indianapolis Division, a lawsuit with Eli Lilly and Company (“Lilly”). The suit results from a notice that we delivered to Lilly declaring that Lilly was in material breach of certain research and collaboration agreements entered into with Lilly with respect to oral formations of PTH 1-34. On January 6, 2006, the district court ruled in our favor, finding that Lilly had breached the agreements on all counts tried and that our termination was proper. On April 6, 2006, the District Court granted in part a motion by Lilly to amend the January 6 decision to clarify the claims that were resolved by the decision. Although the January 6, 2006 decision was interlocutory, Lilly has publicly stated its intention to appeal the decision. A reversal of the decision in this litigation concerning our claim and subsequent court decision that Lilly breached our agreements could limit our future ability to realize the potential value of our oral PTH 1-34 assets. On April 25, 2006, the United States District Court in the Southern District of Indiana ordered Eli Lilly and Company to assign to Emisphere the patent application Lilly filed with the World Intellectual Property Organization, including any final patents that may be issued as a result of that application. On May 3, 2006, Lilly notified Emisphere that it has assigned the patent to Emisphere. The remaining issues in the litigation, including the damages to Emisphere that resulted from Lilly’s breach of the agreements as previously tried by the Court, and liability and damages on several additional claims asserted against Lilly related to the same agreements, are scheduled to be tried on January 21, 2008. The parties are currently engaged in discovery related to these remaining issues and claims. Although the costs of litigating this matter to its ultimate resolution may be material; we do not anticipate any significant impact on our ability to develop our product candidates. Through June 30, 2007, we have incurred approximately $3.3 million in expenses relating to this litigation of which $0.6 million and $0.2 million were spent for the six months ended June 30, 2007 and 2006, respectively.

     On March 1, 2007, we exercised the first extension option under the existing lease for our premises for a term of five years ending on August 31, 2012. On May 31, 2007 we signed an amendment to the lease specifying that the base rental payment for each of the five years under the extension at $2.3 million per year. Utilities, common area maintenance charges and real estate taxes are not included in the base rental payment.

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

13. Income Taxes

     Effective January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits. The Company is primarily subject to U.S. Federal and New York State income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and June 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

14. New Accounting Pronouncement

     In June 2007, the FASB affirmed the conclusions of the Emerging Issue’s Task Force (EITF) with respect to EITF Issue No. 07-03 Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concluded that non-refundable advance payments for future research and development activities pursuant to an executory contractual arrangement should be capitalized until the goods have been delivered or the related services have been performed. This EITF is effective for fiscal years beginning January 1, 2008, and requires entities to recognize the effects of applying the guidance in this Issue prospectively for new contracts entered into after January 1, 2008. The adoption of EITF Issue No. 07-03 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

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

General

     Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on our improved delivery of therapeutic molecules and pharmaceutical compounds using its eligen® technology. These molecules and compounds could be currently available or are in pre-clinical or clinical development. Such molecules or compounds usually cannot be delivered by the oral route of administration or the benefits of these compounds are limited due to poor bioavailability, slow on-set of action or variable absorption. The eligen® technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, per rectum, pulmonary, intra-vaginal or transdermal.

     Michael V. Novinski was appointed by the Emisphere Board of Directors to the position of President and Chief Executive Officer in May 2007. Mr. Novinski was previously President of Organon USA Inc., a business unit of Organon BioSciences Inc. The management team continues to be assessed. Additions have been made in the areas of clinical development and communications, with active discussions ongoing to enhance our disciplines in management functions. Other assessments and potential steps are being evaluated that will allow the company to both maximize the value of the technology as it now exists, and also secure future value by preventing technical obsolescence.

     Since our inception in 1986, substantial efforts and resources have been devoted to understanding the eligen® technology and establishing a product development pipeline that incorporated this technology with selected molecules. Although no products have been commercialized to date, research and investment is now being placed behind both the pipeline and the advancement of this technology. Both the pipeline development and the further exploration of the technology for advancement assume risk and expense. It is not anticipated that ongoing costs will increase significantly. However, sufficient financial resources must be secured to execute our plans. Our failure to raise capital before September 2007 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease operations.

     Our intention is to establish a strong development pipeline with products that incorporate our technology and bring a significant improvement to the commercial pharmaceutical marketplace. Expenses in establishing such a pipeline are expected to be partially offset with income-generating license arrangements, if possible. The value of such arrangements improves and increases as products move from a pre-clinical phase to clinical development. The application of the technology is substantially broad and should provide for a significant number of opportunities across a wide spectrum of therapeutic treatment modalities. Any additional investments or resources that may be required would be approached in an incremental fashion with minimal disruption or dilution.

     In establishing such a pipeline, we should also be able to take advantage of current strengths in the pre-clinical area while at the same time building the proper expertise in the commercial arena. Such a pipeline will also allow us to properly select compounds that should be partnered, or those where limited or no partnerships may be necessary. Such decisions will be made based on the resources that may be required to commercialize any given compound versus the predicted capabilities of the organization at that time.

     To date, we have two products in Phase III testing in collaboration with Novartis Pharma AG and its development partner, Nordic Bioscience. Both products are based on the compound, Salmon Calcitonin; one for the prevention of osteoporosis and the other for the treatment of osteoarthritis. The osteoarthritis product has the potential to be the first disease-modifying drug that halts progression of the illness rather than treating symptoms. The osteoarthritis program was initiated in May 2007, with the osteoporosis program initiated in February 2007. Both products use our eligen® delivery technology to provide salmon calcitonin for the first time as a convenient oral medication.

     We have three products in Phase II. The clinical program on the development of recombinant human growth hormone (“rhGH”) continues in collaboration with Novartis Pharma AG. We also are continuing the development of oral heparin. Discussions with the US Food and Drug Administration (FDA) have established a pathway for the program to proceed into Phase III testing for the use of oral heparin in the prevention of deep-vein thrombosis following elective total hip replacement. Currently, we are in discussions with potential partners to complete the development of oral heparin in a collaborative arrangement. Two chronic toxicology studies have been initiated. We have also resumed a clear path on the clinical development of oral insulin. An insulin/glucose clamp study with a new formulation is being planned over a three month period starting January 2008, which will provide further data and information on appropriate dosage levels. A collaborative partnership will then be investigated to complete development and determine next steps in the commercialization of this compound.

     We have five products in Phase I. An Investigational New Drug Application (“IND”) was filed by Genta Incorporated on gallium nitrate on July 31, 2007. A Phase I program continues on an improved oral formulation of the antiviral compound acyclovir with a pharmaceutical company outside of the United States. A food-intake study for both GLP-1 and PYY will be undertaken later this year at University Hospital, Switzerland. A program involving parathyroid hormone continues on a progressive clinical development path in collaboration with Novartis Pharma AG.

     In addition to the 10 products in clinical development, we have 11 pre-clinical projects, six of which are with partners in the areas of obesity, osteoporosis, infectious disease, diabetes, and CNS. Five pre-clinical projects are in development without established collaborations for therapies of CNS, erectile dysfunction, cardiovascular disease, inflammation and pain, and infertility. Following completion of pre-clinical projects involving collaborations, decisions would then be made to possibly proceed into future collaborations with each of the partners for further pre-clinical or clinical development. On those projects without established collaborations, we will then determine whether to continue development to the next step with or without a partner. In addition to the previously mentioned pre-clinical projects, we are in active discussion to add to this list with well-established pharmaceutical organizations.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended
	June 30,
	2007	2006	Change
	(in thousands)
Revenue	$398	$5,220	$(4,822)
Operating expenses	$9,940	$8,642	$1,298
Operating loss	$(9,542)	$(3,422)	$6,120
Change in fair value of derivative instruments	$(2,401)	$(56)	$2,345
Net loss	$(12,104)	$(3,757)	$8,347

     Revenue decreased from the same quarter of 2006 primarily due to the achievement of the milestone from Novartis Pharma AG for the rhGH collaboration in the second quarter of 2006 which resulted in revenue of $5 million. This decrease was slightly offset by an increase in revenue from other partners. Milestone payments do not occur with regularity or at all. We do not anticipate significant milestone payments for the remainder of 2007.

     Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended		Year ended
	June 30,		December 31,
	2007	2006	2006
Human resource costs, including benefits	48%	44%	45%
Professional fees for legal, intellectual property,
accounting and consulting	19%	15%	16%
Occupancy for our laboratory and operating space	11%	13%	12%
Clinical costs	11%	7%	5%
Depreciation and amortization	3%	11%	11%

     Operating expenses increased by $1.3 million as a result of the following:

(in thousands)
Increase in human resource costs	$1,000
Increase in clinical trials and lab fees	500
Increase in professional fees	500
Decrease in depreciation and amortization expense	(700)
$1,300

     The increase in human resource costs is related to an increase of $0.7 million in the expense related to SFAS 123(R) as well as the accrual of severance payments for former employees of $0.3 million.

     The increase in clinical trials and lab fees is related to an increase in spending on the Heparin project including expenses of $0.3 million related to necessary toxicology studies. Additional expenses are expected for this effort during the remainder of 2007.

     The increase in professional fees is primarily the result of increased legal costs resulting from the litigation with Lilly $0.3 million, as well as the payment of a broker real estate commission of $0.2 million related to lease negotiations.

     The decrease in the depreciation and amortization expense is primarily related to the change in the estimated useful life of leasehold improvements as a result of the five year extension of the lease for our principal facility on March 1, 2007.

     The increase in the fair value of the derivative instruments for the three months ended June 30, 2007 of $2.4 million is primarily related to the increase in the stock price from $3.20 on March 31, 2007 to $4.84 on June 30, 2007. The increase in the fair value of the derivative instruments for the three months ended June 30, 2006 of $0.1 million is primarily related to the increase in the stock price from $8.22 at March 31, 2006 to $8.53 at June 30, 2007.

     We currently do not anticipate a material change to our current expense levels other than the additional resources being devoted to clinical expenses described above. As we complete our assessment and planning for 2008, expense levels may change.

     As a result of the above factors, we sustained a net loss of $12.1 million for the three months ended June 30, 2007, compared to a net loss of $3.8 million for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended
	June 30,
	2007	2006	Change
	(in thousands)
Revenue	$3,207	$6,916	$(3,709)
Operating expenses	$19,851	$16,951	$2,900
Operating loss	$(16,644)	$(10,035)	$6,609
Beneficial conversion of convertible security	$-	$(12,215)	$12,215
Change in fair value of derivative instruments	$1,123	$(7,620)	$8,743
Net loss	$(15,991)	$(30,593)	$(14,602)

     Revenue decreased from the same period of 2006 primarily due to the milestone payment received from Novartis Pharma AG related to rhGH in 2006 which resulted in revenue of $5 million. This decrease is partially offset by the achievement of the Phase III milestone from Novartis Pharma AG for Salmon Calcitonin in which we recorded a $2 million milestone payment and revenue for reimbursement of $0.7 million in costs related to this project. Milestone payments do not occur with regularity or at all. We do not anticipate significant milestone payments for the remainder of 2007.

     Our principal operating costs include the following items as a percentage of total operating expenses:

	Six Months Ended		Year ended
	June 30,		December 31,
	2007	2006	2006
Human resource costs, including benefits	48%	47%	45%
Professional fees for legal, intellectual property,
accounting and consulting	19%	14%	16%
Occupancy for our laboratory and operating space	11%	13%	12%
Clinical costs	11%	5%	5%
Depreciation and amortization	3%	12%	11%

     Operating expenses increased by $2.9 million as a result of the following:

(in thousands)
Increase in human resource costs	$1,700
Increase in clinical trials and lab fees	1,300
Increase in professional fees	1,150
Other	150
Decrease in depreciation and amortization expense	(1,400)
$2,900

     The increase in human resource costs of $1.7 million is due to the increase of $0.9 million in expense related to SFAS 123(R) in the six months ended June 30, 2007 compared to June 30, 2006. The remaining increase is related primarily to the accrual of severance payments for various terminated employees during the six months ended June 30, 2007.

     The increase in clinical trials and lab fees is related to an increase in spending on the Heparin project including expenses of $0.8 million related to necessary toxicology studies. Additional expenses are planned for this effort during the remainder of 2007.

     The increase in professional fees is primarily the result of increased legal costs of $0.9 million resulting from the Lilly litigation as well as filing new and maintaining existing patents. Professional fees also increased as a result of a $0.2 million real estate commission paid for our lease negotiations as well as $0.1 million in recruiting fees for new personnel.

     The decrease in the depreciation and amortization expense is primarily related to the change in the estimated useful life of leasehold improvements as a result of the five year extension of the lease for our principal facility on March 1, 2007.

     The charge for the beneficial conversion of the convertible security in the six months ended June 30, 2006 is due to the conversion feature of the MHR notes, which were converted in January 2006.

     The decrease in the fair value of the derivative instruments for the six months ended June 30, 2007 of $1.1 million is primarily related to the decrease in the stock price from $5.29 on December 31, 2006 to $4.84 on June 30, 2007. The increase in the fair value of the derivative instruments for the six months ended June 30, 2006 of $7.6 million is primarily related to the increase in the stock price from $4.34 at December 31, 2005 to $8.53 at June 30, 2006.

     As a result of the above factors, we sustained a net loss of $16 million for the six months ended June 30, 2007, compared to a net loss of $30.6 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2007, our accumulated deficit was approximately $408 million and our stockholders deficit was approximately $20 million. Our net loss and operating loss were $16 million and $16.6 million, respectively for the six months ended June 30, 2007 and $41.8 and $27.1 million for the year ended December 31, 2006, respectively. Net loss of $16 million for the six months ended June 30, 2007 includes $1.1 million of non-cash other income items related to derivatives. We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of June 30, 2007, total cash, cash equivalents and investments were $8.9 million. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners or our products, will enable us to continue operations through approximately September 2007 or sooner if unforeseen events arise that negatively impact our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2006 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     Our business will require substantial additional investment that we have not yet secured. Our plan is to raise capital and/or to pursue partnering opportunities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Expenses are expected to be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available on favorable terms or at all. Our failure to raise capital before September 2007 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations at some time in the future. Any additional investments or resources required would be approached in an incremental fashion to cause minimal disruption or dilution. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders.

     During the six months ended June 30, 2007 and 2006, our cash liquidity (consisting of cash, restricted cash and short-term investments) decreased as follows:

	2007	2006
	(in thousands)
At June 30	$8,900	$34,800
At January 1	21,500	9,200
(Decrease) increase in cash and investments	$(12,600)	$25,600

     The change in cash and investments during the six months ended June 30, 2007 and 2006 is comprised of the following components:

	2007	2006
	(in thousands)
Proceeds from issuance of equity securities	$300	$33,400
Proceeds from issuance of warrants	-	600
Proceeds from collaborations and other projects	2,900	5,300
Sources of cash	3,200	39,300
Cash used in operations (grossed up for collaborations)	15,800	13,500
Repayments of debt and capital expenditures	-	200
Applications of cash	15,800	13,700
(Decrease) increase in cash and investments	$(12,600)	$25,600

     During the six months ended June 30, 2007, our working capital liquidity decreased by $12 million as follows:

	June 30,	December 31,
	2007	2006	Change
Current assets	$10,300	$22,800	$(12,500)
Current liabilities	$9,000	$9,500	$(500)
Working capital	$1,300	$13,300	$(12,000)

     The decrease in current assets is driven primarily by the decrease in cash and investments due to the funding of our operations. The decrease in current liabilities is driven by the decrease in the estimated fair value of derivative instruments ($1.1 million), offset by increases in accounts payable, accrued expenses and other current liabilities ($0.6 million).

Off-Balance Sheet Arrangements

     As of June 30, 2007, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the six months ended June 30, 2007.

Contractual Arrangements

     Significant contractual obligations as of June 30, 2007 are as follows:

		Amount Due in
		Less than	1 to 3	4 to 5	More than
Type of Obligation	Total	1 year	years	years	5 years
	(in thousands)
Long-term debt (1) (2)	$43,032	$-	$12,515	$-	$30,517
Derivative liabilities (3)	5,375	5,375	-	-	-
Operating lease obligations (4)	11,970	2,362	6,918	2,690	-
Clinical research organizations (5)	290	290	-	-	-
Total	$60,667	$8,027	$19,433	$2,690	$30,517
____________________

     (1) Amounts include both principal and related interest payments.

     (2) In December 2004, we issued a $10 million convertible note payable to Novartis (the “Novartis Note”) due December 2009. Interest may be paid annually or accreted as additional principal. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met. Upon the occurrence of an event of default prior to conversion, or within six months of conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. At June 30, 2007, the balance on the Novartis Note was $11.2 million.

     We have outstanding $17.2 million in Convertible Notes payable to MHR Institutional Partners IIA L.P. and its affiliates (“MHR”) due September 2012 and convertible at the sole discretion of MHR into shares of our common stock at a price of $3.78. Interest at 11% is payable in additional Convertible Notes rather than in cash and we have the right to call the Convertible Notes after September 10, 2010 if certain conditions are satisfied. The Convertible Notes are subject to acceleration upon the occurrence of certain events of default.

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

     (4) On March 1, 2007, we exercised the first extension option under the existing lease for our premises for a term of five years ending on August 31, 2012. On May 31, 2007, we signed an amendment to the lease specifying that the base rental payment for each of the five years under the extension is at $2.3 million per year. Utilities, common area maintenance charges and real estate taxes are not included in the base rental payment. For the six months ended June 30, 2007, rental expenses including utilities, common area maintenance charges and real estate taxes totaled approximately $1.3 million. The table above reflects our base rental commitment through August 31, 2012.

     (5) We are obligated to make payments under certain contracts with third parties who provide clinical research services to support our ongoing research and development.

     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, our Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007 the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment contract provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provides that in the event he is terminated with cause he will receive no additional compensation. During the six months ended June 30, 2007, the Company made an accrual of costs estimated to settle this matter.

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

     If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the six months ended June 30, 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

     Revenue Recognition – Revenue includes amounts earned from collaborative agreements and feasibility studies. Revenue from collaboration agreements is recognized using the lower of the percentage completed based on hours expended applied to expected contractual payments or the total non-refundable cash received to date. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Changes in the projected hours to complete the project could significantly change the amount of revenue recognized. During the six months ended June 30, 2007, we do not believe that reasonable changes in the projections would have had a material effect on recorded revenue.

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

New Accounting Pronouncements

     In June 2007, the Financial Accounting Standards Board (FASB) affirmed the conclusions of the Emerging Issue’s Task Force (EITF) with respect to EITF Issue No. 07-03 Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concluded that non-refundable advance payments for future research and development activities pursuant to an executory contractual arrangement should be capitalized until the goods have been delivered or the related services have been performed. This EITF is effective for fiscal years beginning January 1, 2008, and requires entities to recognize the effects of applying the guidance in this Issue prospectively for new contracts entered into after January 1, 2008. The adoption of EITF Issue No. 07-03 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Fair Value of Warrants and Derivative Liabilities. At June 30, 2007, the estimated fair value of derivative instruments was $5.4 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/ (decrease)
in fair value of
derivative
(in thousands)
10% increase in stock price	$788
20% increase in stock price	$1,593
5% increase in assumed volatility	$220

10% decrease in stock price	$(768)
20% decrease in stock price	$(1,512)
5% decrease in assumed volatility	$(225)

     Investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of commercial paper, mortgage-backed securities and auction-rate securities. Our fixed-rate interest-bearing investment totaled $1 million at June 30, 2007. This investment matures in December 2008. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

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

Financial Risks
  If we fail to raise additional equity or debt capital or receive substantial cash inflows from our partners by September of 2007, we may be forced to cease operations.
  We may not be able to meet the covenants detailed in the Convertible Notes with MHR, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy.
  We may not be able to make the payments we owe to Novartis Pharma AG.
Risks Related to our Business
  We are highly dependent on the clinical success of our product candidates.
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

     For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Thirteenth Amendment to Lease (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: August 7, 2007	/s/ Michael V. Novinski
Michael V. Novinski
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2007	/s/ William T. Rumble
William T. Rumble
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Thirteenth Amendment to Lease (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).