Form 10-Q
period 2007-09-30
EMISPHERE TECHNOLOGIES INC
filed 2007-11-06
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)	[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

OR

	[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 1-10615

EMISPHERE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3306985
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

765 Old Saw Mill River Road	10591
Tarrytown, New York	(Zip Code)
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

      The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 1, 2007 was 30,336,928.

EMISPHERE TECHNOLOGIES, INC.

Index

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements:

	Condensed Balance Sheets as of September 30, 2007
	and December 31, 2006	1

	Condensed Statements of Operations for the three months
	and nine months ended September 30, 2007 and 2006	2

	Condensed Statements of Cash Flows for the nine
	months ended September 30, 2007 and 2006	3

	Notes to Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$19,348	$8,035
Short-term investments	2,009	13,498
Accounts receivable	248	216
Prepaid expenses and other current assets	948	1,082
Total current assets	22,553	22,831
Equipment and leasehold improvements, net	2,126	2,652
Purchased technology, net	1,615	1,794
Other assets	788	815
Total assets	$27,082	$28,092

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$4,056	$2,649
Derivative instruments	6,441	6,498
Other current liabilities	152	307
Total current liabilities	10,649	9,454
Notes payable, including accrued interest and net of related discount	26,648	24,744
Deferred lease liability, net of current portion	243	-
Total liabilities	37,540	34,198

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued
and outstanding	-	-
Common stock, $.01 par value; authorized 100,000,000 shares; issued
30,625,500 shares (30,335,768 outstanding) as of September 30, 2007, and
28,528,677 shares (28,238,945 outstanding) as of December 31, 2006	306	285
Additional paid-in capital	398,586	389,935
Accumulated deficit	(405,407)	(392,372)
Accumulated other comprehensive gain (loss)	9	(2)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)
Total stockholders’ deficit	(10,458)	(6,106)
Total liabilities and stockholders’ deficit	$27,082	$28,092

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2007 and 2006
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$571	$60	$3,778	$6,976

Costs and expenses:
Research and development	5,364	4,790	16,848	14,165
General and administrative expenses	3,412	3,039	11,196	8,654
Depreciation and amortization	232	922	815	2,884
Total costs and expenses	9,008	8,751	28,859	25,703

Income from settlement of lawsuit:
Proceeds from settlement of lawsuit	18,000	-	18,000	-
Expenses from settlement of lawsuit	(6,110)	-	(6,110)	-
Income from settlement of lawsuit, net	11,890	-	11,890	-
Operating income (loss)	3,453	(8,691)	(13,191)	(18,727)

Other income and (expense):
Beneficial conversion of convertible security	-	-	-	(12,215)
Investment and other income	188	466	985	884
Change in fair value of derivative instruments	(21)	656	1,102	(6,964)
Interest expense	(664)	(589)	(1,931)	(1,730)
Total other (expense) and income	(497)	533	156	(20,025)
Net income (loss)	$2,956	$(8,158)	$(13,035)	$(38,752)
Net income (loss) per share, basic	$0.10	$(0.29)	$(0.46)	$(1.50)
Net income (loss) per share, diluted	$0.09	$(0.30)	$(0.50)	$(1.50)
Weighted average shares outstanding, basic	29,187,151	28,006,828	28,602,819	25,891,085
Weighted average shares outstanding, diluted	32,375,805	29,069,951	28,728,063	25,891,085

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006
(in thousands, except share and per share data)
(unaudited)

	For the nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(13,035)	$(38,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	815	2,884
Change in fair value of derivative instruments	(1,102)	6,964
Non-cash beneficial conversion feature	-	12,215
Non-cash interest expense	1,931	1,304
Non-cash compensation expense	2,377	1,252
Other	91	(26)

Changes in assets and liabilities excluding non-cash transactions:
(Increase) decrease in accounts receivable	(32)	11
Decrease in prepaid expenses and other current assets	134	259
Increase (decrease) in accounts payable and accrued expenses	1,407	(671)
Increase (decrease) in other current liabilities	47	(207)
Increase (decrease) in deferred lease liability	41	(297)
Total adjustments	5,709	23,688
Net cash used in operating activities	(7,326)	(15,064)

Cash flows from investing activities:
Proceeds from sale and maturity of investments	12,600	6,820
Purchases of investments	(1,102)	(21,452)
Decrease in restricted cash	-	4,294
Capital expenditures and other	(110)	(214)
Net cash provided by (used in) investing activities	11,388	(10,552)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	343	2,584
Net proceeds from issuance of common stock	5,954	31,059
Net proceeds from issuance of warrants	954	551
Repayment of notes payable and capital lease obligation	-	(183)
Net cash provided by financing activities	7,251	34,011
Net increase in cash and cash equivalents	11,313	8,395
Cash and cash equivalents, beginning of period	8,035	1,950
Cash and cash equivalents, end of period	$19,348	$10,345

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities:
Settlement of derivative instrument liability	$-	$958

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

     As of September 30, 2007, we had approximately $21.4 million in cash and investments, approximately $11.9 million in working capital, a stockholders’ deficit of approximately $10.5 million and an accumulated deficit of approximately $405.4 million. Our net loss and operating loss for the nine months ended September 30, 2007 (after $3.8 million of collaboration and milestone revenues which does not recur with regularity or at all) were approximately $13.0 million and $13.2 million, respectively. Net loss of $13.0 million includes $1.1 million of non-cash other income items related to derivatives. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations through approximately June 2008, or earlier if unforeseen events arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2006 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     Our plan is to raise capital when needed and/or to pursue product partnering opportunities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Expenses will be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available when needed, on favorable terms or at all. Any additional investments or resources required would be approached in an incremental fashion to cause minimal disruption or dilution. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital before June 2008 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.

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

3. Investments

     At September 30, 2007, our investment balances consisted of available for sale securities of $2 million. Investments of $1 million mature within three months of September 30, 2007. The remaining $1 million of investments mature within two years. Gross unrealized gains and losses at September 30, 2007 and December 31, 2006 are not material.

4. Stock-Based Compensation Plans

     On April 20, 2007, the stockholders of the Company approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of an aggregate 3,275,334 shares as follows: 2,500,000 new shares, 374,264 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors (the “Directors Stock Plan”). In addition, shares canceled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan.

     Prior to the adoption of the 2007 Plan, the Company granted stock-based compensation to employees under the 2000 Plan and the 2002 Broad Based Plan (the “2002 Plan”), and to non-employee directors under the Directors Stock Plan. The Company also has grants outstanding under various expired and terminated stock plans, including the 1991 Stock Option Plan, the 1995 Non-Qualified Stock Option Plan, the Deferred Directors Compensation Stock Plan and Non-Plan Options. In January 2007, the Directors Stock Plan expired under its term.

     As of September 30, 2007, shares available for future grants under the 2007 Plan and the 2002 Plan amounted to 1,890,499 and 81,190, respectively.

     Total compensation expense recorded during the three and nine months ended September 30, 2007 for share-based payment awards was $0.8 million and $2.4 million, respectively, of which $0.4 million and $0.9 million is shown in research and development and $0.4 million and $1.5 million is shown in general and administrative expenses in the condensed statement of operations for the three and nine months ended September 30, 2007, respectively. Total compensation expense recorded during the three and nine months ended September 30, 2006 for share-based payment awards was $0.4 million and $1.3 million, respectively, of which $0.2 million and $0.7 million is shown in research and development and $0.2 million and $0.6 million is shown in general and administrative expenses in the condensed statement of operations for the three and nine months ended September 30, 2006, respectively. At September 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $3.9 million, which is expected to be recognized over a weighted-average period of two years. Cash received from options exercised was $0.3 million for the nine months ended September 30, 2007 and $1.6 million for the nine months ended September 30, 2006, respectively. No tax benefit was realized due to a continued pattern of operating losses.

     During the nine months ended September 30, 2007, the Company granted 1,435,585 shares with a weighted average exercise price of $4.58. These grants included the grant to the newly appointed Chief Executive Officer of options to purchase 1,000,000 shares, 500,000 of which have an exercise price of $3.19, the fair market value on the date of grant and the remaining 500,000 having an exercise price of $6.38, two times the fair market value on the date of grant. The grant to the Chief Executive Officer vests 25% on the date of grant and 25% on each anniversary of the date of grant. As the grant to the Chief Executive Officer was made prior to availability of all the shares under the option plans, a portion of the shares have been accounted for as of the date of grant and the remaining accounted for as of the date of the shareholder approval of the new plan, in accordance with SFAS 123R.

5. Equipment and Leasehold Improvements

     Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	September 30,	December 31,
	in Years	2007	2006
		(in thousands)
Equipment	3-7	$9,714	$9,685
Leasehold improvements	Life of lease	19,299	19,224
		29,013	28,909
Less, accumulated depreciation and amortization		26,887	26,257
Equipment and leasehold improvements, net		$2,126	$2,652

     On March 1, 2007 we exercised the first extension option under the existing lease for our premises resulting in an extension of the term from August 31, 2007 to August 31, 2012. This resulted in a change in the estimated useful life of the related leasehold improvements under which the remaining net book value at January 1, 2007 will be amortized over the period through August 31, 2012. The effect of this change in useful life was to lower depreciation and amortization expense by approximately $0.6 million and $1.8 million in the three and nine months ended September 30, 2007, respectively as compared to the prior year.

6. Purchased Technology

     Purchased technology represents the value assigned to patents and the rights to utilize, sell or license certain technology in conjunction with our proprietary carrier technology. These assets are utilized in various research and development projects. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

     Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2007 and 2006 and in the remaining years through 2014.

7. Notes Payable

     Notes payable consist of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
MHR Convertible Notes	$15,292	$13,764
Novartis Note	11,356	10,980
	$26,648	$24,744

     MHR Convertible Notes. The Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR Institutional Partners IIA L.P. (together with its affiliates, “MHR”) on substantially all of our assets. Interest is payable in the form of additional Convertible Notes issued monthly through March 31, 2007 and then semi-annually beginning June 30, 2007, rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. Further the Convertible Notes provide MHR with the right to require redemption in the event of a change in control, as defined, prior to September 26, 2009. Such required redemption would be at 102% and 101% of the then outstanding principal and interest in the years through September 26, 2008 and 2009, respectively. The Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2010, into shares of our common stock at a price per share of $3.78. At September 30, 2007, the Convertible Notes were convertible into 4,676,615 shares of our common stock.

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

     The Company calculated the fair value of the beneficial conversion feature of the Convertible Notes based on the effective conversion price after allocating a portion of the proceeds of the loan to the Warrant Purchase Option and adjusting for financing costs paid by us on behalf of the lender. Since the calculated value for the beneficial conversion feature exceeded the net proceeds allocated to the Convertible Notes, the beneficial conversion feature was recorded at an amount equal to the net proceeds allocated to the Convertible Notes, or $12.2 million, with a corresponding amount being recorded as additional paid-in-capital. Since MHR can convert the Convertible Notes to realize a return at any time, the beneficial conversion feature was charged to expense in January 2006, the date the Company received shareholder approval to exchange the original MHR Note for the Convertible Notes.

     The book value of the MHR Notes is comprised of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Face value of the notes	$17,678	$16,283
Discount (related to the warrant purchase option)	(1,119)	(1,181)
Lender’s finance costs	(1,267)	(1,338)
	$15,292	$13,764

     The debt discount, lenders finance costs, deferred financing costs and amounts attributed to derivative instruments are being amortized to interest expense over the life of the Convertible Notes using an interest method to yield an effective interest rate of 14.3%.

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

     The Convertible Notes provide for various events of default as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver from time to time, the latest being received October 29, 2007, and is in effect for a period greater than one year; as such the Convertible Notes have been classified as long-term.

     Novartis Note. The Novartis Note bears interest at a rate of 5% through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are accruing interest using the effective interest rate method, which results in an effective interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, as described in our Annual Report on Form 10-K for the year ended December 31, 2006. On September 30, 2007, the Novartis Note was convertible into 2,542,700 shares of our common stock.

8. Derivative Instruments

     Derivative instruments consist of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
March 2005 Equity financing warrants	$3,314	$4,132
MHR warrants	1,824	2,366
August 2007 Equity financing warrants	1,303	-
	$6,441	$6,498

     March 2005 Equity Financing Warrants. At September 30, 2007 we have outstanding warrants to purchase up to 1,354,838 shares of common stock. The warrants were originally issued with an exercise price of $4.00 and expire on March 31, 2010. The warrants provide for certain anti-dilution protection as provided therein. Warrants to purchase up to 967,464 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. The anti-dilution feature of the warrants was triggered in connection with the August 2007 financing, resulting in an adjustment to the warrant shares as well as the exercise price. Subsequent to August 21, 2007, the exercise price for 967,464 of the warrants is $3.98 and for the other 387,374 warrants is $3.76. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2007 are a closing stock price of $4.81, expected volatility of 70.01% over the remaining term of two years and six months and a risk-free rate of 3.96%. The fair value of the warrants decreased by $0.2 million and $0.8 million during the three and nine months ended September 30, 2007, respectively, which has been recognized in the accompanying statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.

     MHR Warrants. In connection with the Loan Agreement with MHR, Emisphere sold warrants for 617,211 shares of common stock to MHR for $551 thousand. The warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The warrants have the same terms as the equity financing warrants, with no limit upon adjustments to the exercise price. The anti-dilution feature of the warrants was triggered in connection with the August 2007 financing, resulting in an adjustment to the exercise price. Subsequent to August 21, 2007, the exercise price is $3.76. Based on the provisions of SFAS 133, the warrant purchase option was determined to be an embedded derivative instrument which must be separated from the host contract. The MHR warrants contain the same potential cash settlement provisions as the equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrant purchase option was $1.3 million at issuance, which was estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2007 are a closing stock price of $4.81, expected volatility of 70.45% over the remaining term of four years and a risk-free rate of 4.08%. The fair value of the MHR warrants decreased by $66 thousand and $0.5 million during the three and nine months ended September 30, 2007, respectively, which has been recognized in the accompanying statements of operations. The MHR warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 7 for a further discussion of the MHR Note.

     August 2007 Equity Financing Warrants. In connection with the August 2007 offering, Emisphere sold warrants to purchase up to 400,000 shares of common stock. The warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The warrants provide for certain anti-dilution protection as provided therein. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The warrants were accounted for with an initial value of $1.0 million on August 22, 2007. The assumptions used in computing the fair value as of September 30, 2007 are a closing stock price of $4.81, expected volatility of 76.07% over the remaining term of four years and eleven months and a risk-free rate of 4.19%. The fair value of the warrants increased by $0.3 million from the period between August 22, 2007 and September 30, 2007 and the fluctuations have been recorded in the statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.

9. Stockholders’ Deficit

     On April 20, 2007, the stockholders of the Company approved an increase in the Company’s authorized common stock from 50 million to 100 million shares.

     On August 22, 2007, we completed the sale of 2 million registered shares of common stock at $3.785 per share. Proceeds from this offering were $6.9 million, net of total issuance costs of $0.7 million, which will be used for general corporate purposes. As the shares of stock were sold in connection with warrants, $5.9 million was allocated to the issuance of the stock.

     Our certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of September 30, 2007 and December 31, 2006, there were no shares of preferred stock outstanding.

     We have a stockholder rights plan in which Preferred Stock Purchase Rights (the “Rights”) have been granted at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock (“A Preferred Stock”) at an exercise price of $80 for each share of our common stock as described further in our Annual Report on Form 10-K.

10. Net loss per share

     The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands, except share amounts)
	2007	2006	2007	2006
Basic net income (loss)	$2,956	$(8,158)	$(13,035)	$(38,752)
Dilutive securities:
Options	-	-	-	-
Warrants	(249)	(656)	(1,371)	-
Novartis convertible note payable	210	-	-	-
Diluted net income (loss)	$2,917	$(8,814)	$(14,406)	$(38,752)

Weighted average common shares outstanding	29,187,151	28,006,828	28,602,819	25,891,085
Dilutive securities:
Options	333,624	-	-	-
Warrants	247,571	1,063,123	125,244	-
Novartis convertible note payable	2,607,459	-	-	-
Diluted average common stock equivalents outstanding	32,375,805	29,069,951	28,728,063	25,891,085

Basic net income (loss) per share	$0.10	$(0.29)	$(0.46)	$(1.50)
Diluted net income (loss) per share	$0.09	$(0.30)	$(0.50)	$(1.50)

     For the three and nine months ended September 30, 2007 and 2006, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Options to purchase common shares	2,936,521	3,970,677	4,433,773	3,970,677
Outstanding warrants	404,838	600,000	1,004,838	2,717,211
Novartis convertible note payable	-	1,276,818	2,542,700	1,276,818
MHR note payable	4,676,615	4,191,571	4,676,615	4,191,571
	8,017,974	10,039,066	12,657,926	12,156,277

11. Comprehensive Income and Loss

     Our comprehensive income and loss was comprised of net income or loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive income was $3.0 million and a loss of $8.2 million for the three months ended September 30, 2007 and 2006, respectively and a loss of $13.0 million and $38.8 million for the nine months ended September 30, 2007 and 2006 respectively.

12. Commitments and Contingencies

     In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2007.

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

     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, our Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007 the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment contract provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provides that in the event he is terminated with cause he will receive no additional compensation. During the nine months ended September 30, 2007, the Company made an accrual of costs estimated to settle this matter.

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

     On April 6, 2007, the Board of Directors appointed Michael V. Novinski to the position of President and Chief Executive Officer. Pursuant to his appointment, the Company has entered into a three year employment agreement with Mr. Novinski. If Mr. Novinski’s contract is terminated without cause by the Board of Directors or at any time by the Executive for Good Reason as defined in his contract, we are obligated to make severance payments to Mr. Novinski.

13. Income Taxes

     Effective January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits. The Company is primarily subject to U.S. Federal and New York State income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007 and September 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

14. New Accounting Pronouncement

     In June 2007, the FASB affirmed the conclusions of the Emerging Issue’s Task Force (“EITF”) with respect to EITF Issue No. 07-03 Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concluded that non-refundable advance payments for future research and development activities pursuant to an executory contractual arrangement should be capitalized until the goods have been delivered or the related services have been performed. This EITF is effective for fiscal years beginning January 1, 2008, and requires entities to recognize the effects of applying the guidance in this Issue prospectively for new contracts entered into after January 1, 2008. The adoption of EITF Issue No. 07-03 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

15. Settlement of Litigation

     On September 24, 2007, the Company agreed to accept $18 million to settle the pending lawsuit with Eli Lilly and Company (“Lilly”) in the United States District Court for the Southern District of Indiana, Indianapolis Division. On September 25, 2007, the District Court signed an order dismissing the lawsuit with prejudice. Other terms and conditions of the settlement are confidential. Net of attorneys’ fees and litigation expenses, the Company received $11.9 million of the settlement payment.

16. Subsequent Event

     On November 1, 2007, the Company signed a lease for office space in Cedar Knolls, New Jersey. The Company’s corporate headquarters, including its senior management, will move to the new office space in New Jersey. Its scientific and laboratory facilities will remain in the Company’s current Tarrytown, New York facilities. The new headquarters lease commences on November 1, 2007 and expires on January 31, 2013 and requires a security deposit in the form of an irrevocable letter of credit in the amount of $246 thousand. Utilities, common area maintenance charges and real estate taxes are not included in the base rental payment. The lease provides for an initial period of no base rental payments for three months followed by fixed annual base rental payments as follows:

(in thousands)
2008	$302
2009	337
2010	345
2011	353
2012	360
2013	31
$1,728

     The Company is currently negotiating a sub-lease or surrender of a portion of the space leased in Tarrytown, New York that was previously used by the personnel who are moving to the New Jersey headquarters.

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

General

     Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on improved delivery of therapeutic molecules and pharmaceutical compounds using its eligen® technology. These molecules and compounds could be currently available or are in pre-clinical or clinical development. Such molecules or compounds usually cannot be delivered by the oral route of administration or the benefits of these compounds are limited due to poor bioavailability, slow on-set of action or variable absorption. The eligen® technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, per rectum, pulmonary, intra-vaginal or transdermal.

     Michael V. Novinski was appointed by the Emisphere Board of Directors to the position of President and Chief Executive Officer in May 2007. Mr. Novinski was previously President of Organon USA Inc., a business unit of Organon BioSciences Inc. Emisphere’s management team continues to be assessed. In recent months, Emisphere has appointed Michael R. Garone as Chief Financial Officer and Paul Lubetkin as Vice President and General Counsel. Barbara Mohl has rejoined the organization as Vice President, Human Resources.

     Since our inception in 1986, substantial efforts and resources have been devoted to understanding the eligen® technology and establishing a product development pipeline that incorporated this technology with selected molecules. Although no products have been commercialized to date, research and investment is now being placed behind both the pipeline and the advancement of this technology. Both the pipeline development and the further exploration of the technology for advancement assume risk and expense. It is not anticipated that ongoing costs will increase significantly; in fact, the organization continues to aggressively find ways to reduce unnecessary spending.

     It is Emisphere’s intention to create minimal disruption and dilution while efforts are ongoing to allow our technology to generate income. In August, the Company sold two million shares and 400,000 warrants at a purchase price of $3.785 per share, for aggregate gross proceeds of $7.6 million with issuance costs of $0.7 million. This initiative provided capital to continue operations. The five-year warrants will be exercisable at any time after the six month anniversary of issuance at an exercise price of $3.948 per share.

     In September, Emisphere accepted $18 million from Eli Lilly and Company to settle the pending litigation between the two companies. The company also registered seven million shares on a shelf registration. The number of shares registered is consistent with past fund raising practices.

     Our intention is to establish a strong development pipeline with products that incorporate our technology and bring a significant improvement to the commercial pharmaceutical marketplace. Expenses in establishing such a pipeline are expected to be partially offset with income-generating license arrangements, if possible. The value of such arrangements improves and increases as products move from a pre-clinical phase to clinical development. The application of the technology is substantially broad and should provide for a significant number of opportunities across a wide spectrum of therapeutic treatment modalities. Any additional investments or resources that may be required would be approached in an incremental fashion with a goal of minimal disruption or dilution.

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

     In addition to the Novartis programs, we have three products for which a Phase II study has been conducted. The clinical program on the development of recombinant human growth hormone (“rhGH”) continues in collaboration with Novartis Pharma AG. We also are continuing the development of oral heparin. Discussions with the United States Food and Drug Administration (“FDA”) have established a pathway for the program to proceed into Phase III testing for the use of oral heparin in the prevention of deep-vein thrombosis following elective total hip replacement. Currently, we are in discussions with a potential partner to complete the development of oral heparin in a collaborative arrangement. Two chronic toxicology studies have been initiated for the heparin carrier. We have also resumed a clear path on the clinical development of oral insulin. Insulin/glucose clamp and oral glucose challenge studies testing a new formulation are being planned over a three month period beginning early next year. A collaborative partnership will then be investigated to complete development and determine next steps in the commercialization of this compound.

     We have five products in Phase I. An Investigational New Drug Application (“IND”) was filed by Genta Incorporated on gallium on July 31, 2007. A Phase I program continues on an improved oral formulation of the antiviral compound acyclovir with a pharmaceutical company outside of the United States. Satiety and oral glucose challenge studies for both GLP-1 and PYY will be undertaken later this year at University Hospital, Switzerland. A program involving parathyroid hormone continues on a progressive clinical development path in collaboration with Novartis Pharma AG.

     In addition to the 10 products in clinical development, we have 11 pre-clinical projects, six of which are with partners in the areas of obesity, osteoporosis, infectious disease, and diabetes. Five pre-clinical projects are in development without established collaborations for a variety of therapeutic areas. Following completion of pre-clinical projects involving collaborations, decisions would then be made to possibly proceed into future collaborations with each of the partners for further pre-clinical or clinical development. On those projects without established collaborations, we will then determine whether to continue development to the next step with or without a partner. In addition to the previously mentioned pre-clinical projects, we are in active discussion to add to this list with well-established pharmaceutical organizations.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months Ended
	September 30,
	2007	2006	Change
	(in thousands)
Revenue	$571	$60	$511
Operating expenses	$9,008	$8,751	$257
Income from settlement of lawsuit, net	$11,890	$-	$11,890
Operating income (loss)	$3,453	$(8,691)	$12,144
Change in fair value of derivative instruments	$(21)	$656	$(677)
Net income (loss)	$2,956	$(8,158)	$11,114

     Revenue increased from the same quarter of 2006 primarily due to an increase in effort related to the collaboration with Genta, Incorporated, as well as an increase in the pre-clinical studies performed with our other partners.

     Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended		Year ended
	September 30,		December 31,
	2007	2006	2006
Human resource costs, including benefits	50%	43%	45%
Professional fees for legal, intellectual property,
accounting and consulting	19%	18%	16%
Occupancy for our laboratory and operating space	14%	12%	12%
Clinical costs	6%	6%	5%
Depreciation and amortization	3%	11%	11%
Other	8%	10%	11%

     Operating expenses increased by $0.3 million as a result of the following:

(in thousands)
Increase in human resource costs	800
Increase in occupancy costs	200
Decrease in depreciation and amortization expense	(700)
$300

     The increase in human resource costs is primarily related to the expensing of severance payments for former employees of $0.5 million, as well as the addition of a Chief Financial Officer and Corporate Counsel during the three months ended September 30, 2007.

     The increase in occupancy costs is due to the extension of the lease at our Tarrytown offices and the related increase in the rental expense for these premises.

     The decrease in the depreciation and amortization expense is primarily related to the change in the estimated useful life of leasehold improvements as a result of the five year extension of the lease for our principal facility on March 1, 2007.

     The income from settlement of lawsuit, net in the three months ended September 30, 2007 represents the $18 million settlement from Eli Lilly and Company, less $6.1 million in direct legal fees associated with the settlement.

     The change in the fair value of the derivative instruments for the three months ended September 30, 2007 of $21 thousand is related to the addition of 400,000 warrants from the August 2007 offering partially offset by the decrease in the stock price from $4.84 on June 30, 2007 to $4.81 on September 30, 2007. The change in the fair value of the derivative instruments for the three months ended September 30, 2006 of $0.7 million is primarily related to the decrease in the stock price from $8.53 at June 30, 2006 to $8.45 at September 30, 2006.

     As a result of the above factors, we had a net income of $3.0 million for the three months ended September 30, 2007, compared to a net loss of $8.2 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Nine Months Ended
	September 30,
	2007	2006	Change
	(in thousands)
Revenue	$3,778	$6,976	$(3,198)
Operating expenses	$28,859	$25,703	$3,156
Income from settlement of lawsuit, net	$11,890	$-	$11,890
Operating loss	$(13,191)	$(18,727)	$5,536
Beneficial conversion of convertible security	$-	$(12,215)	$12,215
Change in fair value of derivative instruments	$1,102	$(6,964)	$8,066
Net loss	$(13,035)	$(38,752)	$(25,717)

     Revenue decreased from the same period of 2006 primarily due to the milestone payment received from Novartis Pharma AG related to rhGH in 2006 which resulted in revenue of $5.0 million. This decrease is partially offset by the achievement of the Phase III milestone from Novartis Pharma AG for Salmon Calcitonin in which we recorded a $2.0 million milestone payment and revenue for reimbursement of $0.7 million in costs related to this project. Milestone payments do not occur with regularity or at all. We do not anticipate significant milestone payments for the remainder of 2007.

     Our principal operating costs include the following items as a percentage of total operating expenses:

	Nine Months Ended		Year ended
	September 30,		December 31,
	2007	2006	2006
Human resource costs, including benefits	49%	45%	45%
Professional fees for legal, intellectual property,
accounting and consulting	19%	16%	16%
Occupancy for our laboratory and operating space	12%	12%	12%
Clinical costs	9%	5%	5%
Depreciation and amortization	3%	11%	11%
Other	8%	11%	11%

     Operating expenses increased by $3.2 million as a result of the following:

(in thousands)
Increase in professional fees	$1,400
Increase in human resource costs	2,500
Increase in clinical costs	1,350
Increase in occupancy costs	200
Decrease in depreciation and amortization expense	(2,100)
Other	(150)
$3,200

     The increase in professional fees is primarily related to filing new and maintaining existing patents. Professional fees also increased as a result of a $0.2 million real estate commission paid for our lease negotiations.

     The increase in human resource costs of $2.5 million is due to the increase of $0.9 million in expense related to SFAS 123(R) in the nine months ended September 30, 2007 compared to September 30, 2006. The remaining increase is related primarily to the expensing of severance payments for various terminated employees during the nine months ended September 30, 2007.

     The increase in clinical costs is related to an increase in spending on the Heparin project including expenses of $1.1 million related to necessary toxicology studies. Additional expenses are planned for this effort during the remainder of 2007.

     The increase in occupancy costs is due to the extension of the lease at our Tarrytown offices and the related increase in the rental expense for these premises.

     The decrease in the depreciation and amortization expense is primarily related to the change in the estimated useful life of leasehold improvements as a result of the five year extension of the lease for our principal facility on March 1, 2007.

     The income from settlement of lawsuit, net in the three months ended September 30, 2007 represents the $18 million settlement from Eli Lilly and Company, less $6.1 million in direct legal fees associated with the settlement.

     The charge for the beneficial conversion of the convertible security in the nine months ended September 30, 2006 is due to the conversion feature of the MHR notes, which were converted in January 2006.

     The change in the fair value of the derivative instruments for the nine months ended September 30, 2007 of $1.1 million is primarily related to the decrease in the stock price from $5.29 on December 31, 2006 to $4.81 on September 30, 2007, as well as the addition of 400,000 warrants from the August 2007 offering. The change in the fair value of the derivative instruments for the nine months ended September 30, 2006 of $7.0 million is primarily related to the increase in the stock price from $4.34 at December 31, 2005 to $8.45 at September 30, 2006.

     We currently do not anticipate a material change to our current operating expense levels other than the additional resources being devoted to clinical expenses described above. As we complete our assessment and planning for 2008, expense levels may change.

     As a result of the above factors, we sustained a net loss of $13.0 million for the nine months ended September 30, 2007, compared to a net loss of $38.8 million for the nine months ended September 30, 2006.

Liquidity and Capital Resources

     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2007, our accumulated deficit was approximately $405.4 million and our stockholders deficit was approximately $10.5 million. Our net loss and operating loss were $13.0 million and $13.2 million, respectively for the nine months ended September 30, 2007 and $41.8 and $27.1 million for the year ended December 31, 2006, respectively. Net loss of $13.0 million for the nine months ended September 30, 2007 includes $1.1 million of non-cash other income items related to derivatives. We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 30, 2007, total cash, cash equivalents and investments were $21.4 million. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners or our products, will enable us to continue operations through approximately June 2008 or sooner if unforeseen events arise that negatively impact our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2006 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     Our business will require substantial additional investment that we have not yet secured. Our plan is to raise capital and/or to pursue partnering opportunities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Expenses are expected to be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available on favorable terms or at all. Our failure to raise capital before June 2008 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations at some time in the future. Any additional investments or resources required would be approached in an incremental fashion to cause minimal disruption or dilution. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders.

     During the nine months ended September 30, 2007 and 2006, our cash liquidity (consisting of cash, restricted cash and short-term investments) was as follows:

	2007	2006
	(in thousands)
At September 30	$21,400	$28,000
At January 1	21,500	9,200
(Decrease) increase in cash and investments	$(100)	$18,800

     The change in cash and investments during the nine months ended September 30, 2007 and 2006 is comprised of the following components:

	2007	2006
	(in thousands)
Net proceeds from settlement of lawsuit	$11,900	$-
Proceeds from issuance of equity securities	6,300	33,600
Proceeds from issuance of warrants	1,000	600
Proceeds from collaborations and other projects	3,800	7,000
Sources of cash	23,000	41,200
Cash used in operations (grossed up for collaborations
and lawsuit settlement)	23,000	22,000
Repayments of debt and capital expenditures	100	400
Applications of cash	23,100	22,400
(Decrease) increase in cash and investments	$(100)	$18,800

     During the nine months ended September 30, 2007, our working capital liquidity decreased by $1.4 million as follows:

	September 30,	December 31,
	2007	2006	Change
Current assets	$22,600	$22,800	$(200)
Current liabilities	$10,700	$9,500	$1,200
Working capital	$11,900	$13,300	$(1,400)

     The decrease in current assets is driven by the decrease in cash and investments of $0.1 million due to the funding of our operations. The increase in current liabilities is driven by the increase in accounts payable, accrued expenses and other current liabilities ($1.3 million).

Off-Balance Sheet Arrangements

     As of September 30, 2007, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the nine months ended September 30, 2007.

Contractual Arrangements

     Significant contractual obligations as of September 30, 2007 are as follows:

		Payments due by period
		Less than	1 to 3	4 to 5	More than
Type of Obligation	Total	1 year	years	years	5 years
	(in thousands)
Long-term debt (1) (2)	$43,032	$-	$12,515	$30,517	-
Derivative liabilities (3)	6,441	6,441	-	-	-
Operating lease obligations (4)	11,338	2,306	6,918	2,114	-
Clinical research organizations (5)	333	333	-	-	-
Total	$61,144	$9,080	$19,433	$32,631	-
____________________

     (1) Amounts include both principal and related interest payments.

     (2) In December 2004, we issued a $10 million convertible note payable to Novartis (the “Novartis Note”) due December 2009. Interest may be paid annually or accreted as additional principal. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met. Upon the occurrence of an event of default prior to conversion, or within six months of conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. At September 30, 2007, the balance on the Novartis Note was $11.4 million.

          We have outstanding $17.7 million in Convertible Notes payable to MHR Institutional Partners IIA L.P. and its affiliates (“MHR”) due September 2012 and convertible at the sole discretion of MHR into shares of our common stock at a price of $3.78. Interest at 11% is payable in additional Convertible Notes rather than in cash and we have the right to call the Convertible Notes after September 10, 2010 if certain conditions are satisfied. The Convertible Notes are subject to acceleration upon the occurrence of certain events of default.

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

     (4) On March 1, 2007, we exercised the first extension option under the existing lease for our premises for a term of five years ending on August 31, 2012. On May 31, 2007, we signed an amendment to the lease specifying that the base rental payment for each of the five years under the extension is at $2.3 million per year. Utilities, common area maintenance charges and real estate taxes are not included in the base rental payment. For the nine months ended September 30, 2007, rental expenses including utilities, common area maintenance charges and real estate taxes totaled approximately $2.2 million. The table above reflects our base rental commitment through August 31, 2012.

     (5) We are obligated to make payments under certain contracts with third parties who provide clinical research services to support our ongoing research and development.

     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, our Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007 the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment contract provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provides that in the event he is terminated with cause he will receive no additional compensation. During the nine months ended September 30, 2007, the Company made an accrual of costs estimated to settle this matter.

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

     On November 1, 2007, the Company signed a lease for office space in Cedar Knolls, New Jersey. The Company’s corporate headquarters, including its senior management, will move to the new office space in New Jersey. Its scientific and laboratory facilities will remain in the Company’s current Tarrytown, New York facilities. The new headquarter lease commences on November 1, 2007 and expires on January 31, 2013 and requires a security deposit in the form of an irrevocable letter of credit in the amount of $246 thousand. Utilities, common area maintenance charges and real estate taxes are not included in the base rental payment. The lease provides for an initial period of no base rental payments for three months followed by fixed annual base rental payments as follows:

(in thousands)
2008	$302
2009	337
2010	345
2011	353
2012	360
2013	31
$1,728

     The Company is currently negotiating a sub-lease or surrender of a portion of the space leased in Tarrytown, New York that was previously used by the personnel who are moving to the New Jersey headquarters.

Other Business Developments: GRAS Filing

     On November 2, 2007, the Company sent the Food and Drug Administration a Notice that one of its proprietary carriers, SNAC, a functional excipient for oral formulations, is Generally Recognized as Safe (“GRAS”). The Company based its determination on scientific assessments of the compound, including toxicology and clinical studies. Under FDA practice, the agency will evaluate the Company’s justification for GRAS status over an approximately 180-day period.

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

     If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the nine months ended September 30, 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

     Revenue Recognition – Revenue includes amounts earned from collaborative agreements and feasibility studies. Revenue from collaboration agreements is recognized using the lower of the percentage completed based on hours expended applied to expected contractual payments or the total non-refundable cash received to date. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Changes in the projected hours to complete the project could significantly change the amount of revenue recognized. During the nine months ended September 30, 2007, we do not believe that reasonable changes in the projections would have had a material effect on recorded revenue.

     Warrants – Warrants issued in connection with the equity financings completed in March 2005 and August 2007 and to MHR have been classified as liabilities due to certain provisions that could require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes option pricing model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information on the volatility in market value of derivative instruments.

New Accounting Pronouncements

     In June 2007, the Financial Accounting Standards Board (“FASB”) affirmed the conclusions of the Emerging Issue’s Task Force (“EITF”) with respect to EITF Issue No. 07-03 Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concluded that non-refundable advance payments for future research and development activities pursuant to an executory contractual arrangement should be capitalized until the goods have been delivered or the related services have been performed. This EITF is effective for fiscal years beginning January 1, 2008, and requires entities to recognize the effects of applying the guidance in this Issue prospectively for new contracts entered into after January 1, 2008. The adoption of EITF Issue No. 07-03 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Fair Value of Warrants and Derivative Liabilities. At September 30, 2007, the estimated fair value of derivative instruments was $6.4 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/ (decrease)
in fair value of
derivative
(in thousands)
10% increase in stock price	$945
20% increase in stock price	$1,911
5% increase in assumed volatility	$262

10% decrease in stock price	$(921)
20% decrease in stock price	$(1,813)
5% decrease in assumed volatility	$(268)

     Investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of commercial paper, mortgage-backed securities and auction-rate securities. Our fixed-rate interest-bearing investment totaled $1 million at September 30, 2007. This investment matures in December 2008. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

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

     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     On September 24, 2007, the Company agreed to accept $18 million to settle the pending lawsuit with Eli Lilly and Company (“Lilly”) in the United States District Court for the Southern District of Indiana, Indianapolis Division. On September 25, 2007, the District Court signed an order dismissing the lawsuit with prejudice. Other terms and conditions of the settlement are confidential. Net of attorneys’ fees and litigation expenses, the Company received $11.9 million of the settlement payment.

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

Financial Risks

  If we fail to raise additional equity or debt capital or receive substantial cash inflows from our partners by June of 2008, we may be forced to cease operations.
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

ITEM 5. OTHER INFORMATION

     On November 1, 2007, the Company entered into a Lease Agreement for office space at 240 Cedar Knolls Road, Cedar Knolls, NJ with The Realty Associates Fund VI, L.P. The lease commences on November 1, 2007 and expires on January 31, 2013 and requires a security deposit in the form of an irrevocable letter of credit in the amount of $246 thousand. Utilities, common area maintenance charges and real estate taxes are not included in the base rental payment. The lease provides for an initial period of no base rental payments for three months followed by fixed annual base rental payments starting at $302 thousand per year, with annual escalations. A copy of the Lease Agreement is attached hereto as exhibit 10.12 to this Form 10-Q and is incorporated by reference. The description of the Lease Agreement is qualified in its entirety by the terms of the executed Lease Agreement.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and SF Capital Partners, Ltd. (filed herewith.)

10.2	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Fort Mason Master, L.P. (filed herewith.)

10.3	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Fort Mason Partners, L.P. (filed herewith.)

10.4	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Montaur Capital/ Platinum Montaur Life Sciences Fund I LLC (filed herewith.)

10.5	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP (filed herewith.)

10.6	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP (filed herewith.)

10.7	Warrant adjustment notice between Emisphere Technologies, Inc. and Elan International Services, Ltd. (filed herewith.)

10.8	Warrant adjustment notice between Emisphere Technologies, Inc. and NR Securities, LTD. (filed herewith.)

10.9	Warrant adjustment notice between Emisphere Technologies, Inc. and Atticus European Fund, LTD. (filed herewith.)

10.10	Warrant adjustment notice between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP, MHR Capital Partners Master Account LP (formerly MHR Capital Partners (500) LP), MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners (100) LP and MHR Capital Partners Master Account LP (filed herewith.)

10.11	Warrant adjustment notice between Emisphere Technologies, Inc. and Michael B. Targoff (filed herewith.)

10.12	Lease Agreement, dated as of November 1, 2007 between The Realty Associates Fund VI, L.P. and Emisphere Technologies, Inc. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: November 6, 2007	/s/ Michael V. Novinski
Michael V. Novinski
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2007	/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and SF Capital Partners, Ltd. (filed herewith.)

10.2	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Fort Mason Master, L.P. (filed herewith.)

10.3	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Fort Mason Partners, L.P. (filed herewith.)

10.4	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Montaur Capital/ Platinum Montaur Life Sciences Fund I LLC (filed herewith.)

10.5	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP (filed herewith.)

10.6	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP (filed herewith.)

10.7	Warrant adjustment notice between Emisphere Technologies, Inc. and Elan International Services, Ltd. (filed herewith.)

10.8	Warrant adjustment notice between Emisphere Technologies, Inc. and NR Securities, LTD. (filed herewith.)

10.9	Warrant adjustment notice between Emisphere Technologies, Inc. and Atticus European Fund, LTD. (filed herewith.)

10.10	Warrant adjustment notice between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP, MHR Capital Partners Master Account LP (formerly MHR Capital Partners (500) LP), MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners (100) LP and MHR Capital Partners Master Account LP (filed herewith.)

10.11	Warrant adjustment notice between Emisphere Technologies, Inc. and Michael B. Targoff (filed herewith.)

10.12	Lease Agreement, dated as of November 1, 2007 between The Realty Associates Fund VI, L.P. and Emisphere Technologies, Inc. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).