Form 10-K
period 2007-12-31
EMISPHERE TECHNOLOGIES INC
filed 2008-03-17
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10615
__________________________

EMISPHERE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3306985
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

240 Cedar Knolls Road, Suite 200
Cedar Knolls, NJ	07927
(Address of principal executive offices)	(Zip Code)

(973) 532-8000
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b02 of the Act). Yes ☐ No ☒

As of June 29, 2007(the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant (i.e. excluding shares held by executive officers, directors, and control persons) was $115,069,224 computed at the closing price on that date.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of March 3, 2008 was 30,336,928.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this 10-K incorporates information by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after December 31, 2007.

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

ITEM 1. BUSINESS

Overview of Emisphere

     Introduction and History

     Emisphere Technologies, Inc. (“Emisphere”, “our”, “us” or “we”) is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules using our proprietary eligen® technology. These molecules could be currently available or are in development. Many therapeutic molecules are delivered by injection; in many cases, the benefits of therapies are limited due to poor bioavailability, slow on-set of action or variable absorption. The eligen® technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. Our website is www.emisphere.com. The contents of that website are not incorporated herein by reference thereto. Investor related questions should be directed to info@emisphere.com.

     Emisphere was originally founded as Clinical Technologies Associates, Inc. in 1986. We conducted an initial public offering in 1989 and were listed on NASDAQ under the ticker symbol “CTAI”. In 1990 we decided to focus on our oral drug delivery technology, now known as the eligen® technology. In 1991, we changed our name to Emisphere Technologies, Inc., and we continued to be listed on NASDAQ under the new ticker symbol “EMIS”.

     Since our inception in 1986, we devoted substantial efforts and resources to understanding the eligen® technology and establishing a product development pipeline that incorporates this technology with selected molecules. Although no products have been commercialized to date, research and investment is now being placed behind the pipeline and the advancement of this technology. The pipeline development and the further exploration of the technology for advancement results in risk and expenses. It is not anticipated that ongoing operational costs for early stage research and development will increase significantly; in fact, the organization continues to aggressively find ways to reduce non-strategic spending.

     Michael V. Novinski was appointed by the Emisphere Board of Directors to the position of President and Chief Executive Officer in May 2007. Mr. Novinski was previously President of Organon USA Inc., a business unit of Organon BioSciences Inc. In the last six months of 2007 the majority of the former senior management team was separated from the company and new key management personnel were hired, including a new Senior Director of Communications, Chief Financial Officer, General Counsel, and Vice President, Nonclinical Development and Applied Biology.

     The eligen® Technology

     The eligen® technology is a broadly applicable proprietary oral drug delivery technology based on the use of proprietary synthetic chemical compounds known as EMISPHERE® delivery agents, or carriers. These delivery agents facilitate and enable the transport of therapeutic macromolecules (such as proteins, peptides, and polysaccharides) and poorly absorbed small molecules across biological membranes such as the small intestine. We believe that our eligen® technology makes it possible to deliver a therapeutic macromolecule orally or increase the absorption of a poorly absorbed small molecule without altering its chemical composition or compromising the integrity of biological membranes.

     The eligen® technology is rapidly absorbed, metabolized and eliminated from the body. It does not accumulate in the organs and tissues and is considered safe at anticipated dose and dosing regimens.

     Our goal is to implement our eligen® technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation. We believe that the key benefit of our eligen® technology is that it improves the ability of the body to absorb small and large molecule drugs.

     Emisphere Today

     Mr. Novinski began implementing changes at Emisphere soon after his appointment as President and Chief Executive Officer of Emisphere in May 2007, including instituting protocols to assess the organization, to evaluate our technology, and to develop plans for future development. The eligen® technology was extensively evaluated in 2007 by our scientists, senior management and expert consultants. Based on this analysis, we believe that our technology can enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation.

     The organization was restructured to facilitate communication and management. New senior personnel were hired in critical scientific and non-scientific functions. New scientific processes were put in place to improve the standards of our experimental design and data collection. Costs have been cut through productivity gains, headcount reduction, and elimination of excess overhead. For example, by relocating our corporate headquarters to Cedar Knolls, New Jersey we focused scientific activities in Tarrytown, New York and, together with other real estate management initiatives, we expect to achieve an overall reduction of costs of over $1.0 million per year. Moving the corporate headquarters from Tarrytown to Cedar Knolls also positioned our headquarters in a more central location for our industry, improving its overall position.

     Early in 2008, we announced that our business strategy centers on bringing the eligen® technology to the commercial level as soon as possible. Our goal is to create value through an increased effort to generate data about product candidates that can most effectively use our technology. We will prioritize our product pipeline based on overall returns on investment and our determination of which candidates display greater probabilities of success. Our plan is to focus on marquee products that demonstrate the most promise to meet unmet market needs.

     Emisphere plans to pursue high-value partnerships for our product candidates. Plans are underway to attempt to expand current relationships to take advantage of the critical knowledge that others have gained by working with our technology. On a parallel track, we will also pursue product candidates for internal development and commercialization. We believe that these internal candidates must be capable of development with reasonable investments in an acceptable time period and with a reasonable risk-benefit profile.

     The eligen® technology has been developed to improve drug absorption through passive transcellular transport across epithelial cells while maintaining the integrity of tight junctions. This occurs without disrupting the components of the cell or membrane. The delivered drug is co-formulated with the carrier to elicit its function, and the carrier does not alter the chemical properties of the drug nor its biological activities. Some therapeutic molecules are better suited for use with eligen® technology than others. Drugs with molecules whose bioavailability is limited by poor membrane permeability or chemical or biological degradation, and which have a moderate-to-wide therapeutic index, appear to be the best candidates. Drugs with a narrow therapeutic window or high molecular weight may not be favorable to the technology.

     Overall Product Pipeline

     Emisphere has a deep and varied pipeline that includes product candidates in varying stages of development. There are two products in Phase III studies, two that have reached Phase II, six in Phase I and a number of pre-clinical (research stage) projects. Some of the pre-clinical projects are partnered others are Emisphere-initiated.

     Both of our products in Phase III are with our partner Novartis. The first study is testing oral salmon calcitonin combined with one of our carriers to treat osteoporosis. According to the National Osteoporosis Foundation, ten million people in the US are estimated to have the disease with an estimated 34 million more to have low bone mass and are at risk. The Phase III program that started January 2007 is a three-year trial with enrollment targeted at 4,200 patients. We believe that the study should be fully enrolled by the end of the first quarter of 2008. This product candidate, if successful, will meet an unmet market need, with oral calcitonin expected to offer a safe, effective, and convenient alternative to existing therapies.

     The second product in a Phase III program is another salmon calcitonin trial with Novartis, for the treatment of osteoarthritis. Approximately 21 million patients are managed for osteoarthritis in the U.S. alone, and that number is expected to increase as the Baby Boomer generation continues to age. Assuming a successful outcome of the Phase III program, this product candidate will also fulfill a substantial unmet need. Pre-clinical and Phase II data indicate that oral calcitonin could become the first disease modifying osteoarthritis drug. The Phase III program consists of two two-year-long trials. Novartis expects Phase III trial enrollment for the first trial to be complete by the third quarter of 2008 and the second Phase III trial enrollment to be complete in the beginning of 2009. Between these Phase III studies, there are expected to be over 5,000 patients using the eligen® technology in 2008.

     Two of our product candidates have entered or completed Phase II studies: oral insulin and oral heparin. Emisphere has devoted, for many years, substantial resources to the oral delivery of insulin and heparin. Neither program has resulted in an approved product. Both product candidates continue to be evaluated and numerous experts have been consulted. Both candidates could represent potential opportunities for Emisphere and, in theory, could meet unmet market needs. However, both products also present varying and significant challenges. Our efforts to partner these programs have not achieved satisfactory endpoints. Emisphere will continue to explore all strategic options for both candidates.

     Emisphere has six projects in Phase I. These are early stage clinical studies. An acyclovir study will generate data in the second quarter 2008 that we and a partner will review prior to drawing conclusions. A gallium Phase I study began in the third quarter 2007. For both glucagon-like peptide-1 (7-36 amide) (“GLP-1”) and peptide YY 3-36 (“PYY”) a second study in humans started in January with data expected during the second quarter of this year. We expect publication of the first trial data in the second half of 2008. Novartis is continuing its development programs with recombinant parathyroid hormone (teriparatide, “PTH”) and recombinant human growth hormone (“rhGH”).

     Our research indicates that GLP-1 may represent an opportunity for Emisphere. Rather than continuing to pursue oral insulin for Type 1 diabetes, we have decided that a potentially more productive pathway is to move forward with GLP-1 and its analogs, an oral form of which might be used for Type 2 diabetes and other metabolic conditions.

     Emisphere is conducting a number of partnered and un-partnered pre-clinical projects. All our active un-partnered projects were initiated during the third quarter of 2007. The focus is on molecules that meet the emerging criteria based on our increased understanding of our eligen® technology.

     Vitamin B12

     Emisphere is exploring the oral delivery of vitamin B12 with our eligen® technology. B12 is an important nutrient that is poorly absorbed in the oral form. In most healthy people, vitamin B12 is absorbed in a receptor-mediated pathway in the presence of intrinsic factor. A large number of people take B12 supplements by the oral route, many in megadoses, and by injection.

     We believe that the potential current addressable market for oral vitamin B12 includes the estimated approximately five million patients in the United States who receive approximately 40 million vitamin B12 injections annually, and a minimum of five million patients consuming over 600 million tablets of various strengths per year. The international market may be as large as the US market. Many B12 deficient patients suffer from pernicious anemia and neurological disorders. Many of these patients are infirm or elderly. Vitamin B12 deficiency can cause severe and irreversible damage, especially to the brain and nervous system. At levels only slightly lower than normal, a range of symptoms such as fatigue, depression, and poor memory may be experienced.

     We identified that the B12 molecule may work well with our eligen® technology under our current understanding of the strengths and limits of the technology. We have obtained patents for the carrier we are using in the oral B12 formulation and have filed applications covering the combination of the carrier and many other compounds, including vitamin B12.

     Our initial pre-clinical proof of concept studies indicate that the bioavailability of B12 with our eligen® technology was improved 15-30 times versus B12 alone, and that B12 delivery with our eligen® technology appears to bypass the mechanisms that inhibit oral B12 uptake. We received positive feedback on these data in consultation with experts from Tufts University, UCLA, and the Cleveland Clinic. Emisphere plans additional animal studies during the second quarter of 2008 and anticipates formulation optimization during the third quarter of 2008. Based on the development of appropriate data, we will initiate clinical studies and appropriate regulatory review thereafter.

     Emisphere plans to submit our improved oral B12 to the U.S. Food and Drug Administration (“FDA”) as a New Dietary Ingredient (“NDI”). We have substantial safety data to support such a filing and, subject to the continued development of this product candidate, expect to do this by the second half of 2008. Such a filing usually requires a 75-day review period for pre-market notification. If there is an objection or question, we would be notified of any concerns during this time period; a second 75-day review period may be conducted to address questions.

     Business Financing

     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2007, our accumulated deficit was approximately $409 million. Our loss from operations was $20.7 million, $27.1 million and $32.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our net loss was $16.9 million, $41.8 million and $18.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our cash outlays from operations and capital expenditures were $14.7 million, $22.8 million and $30.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our stockholders’ deficit was $13.7 million, $6.1 million and $14.9 million as of December 31, 2007, 2006 and 2005, respectively.

     We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that our existing capital resources will enable us to continue operations through approximately July of 2008 or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. While our plan is to raise capital when needed and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the years ended December 31, 2007 and 2006 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

     If we are successful in raising additional capital to continue operations, our business will still require substantial additional investment that we have not yet secured. Further, we will not have sufficient resources to develop fully new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available on favorable terms or at all. See Item 1A-Risk Factors.

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

     Therapeutic macromolecules, of which proteins are the largest sub-class, are prime targets for the drug delivery industry for a number of reasons. Most therapeutic macromolecules must currently be administered parenterally, or by injection (most common) or other device such as an inhaler or nasal spray system. Many of these compounds address large markets for which there is an established medical need. These drugs are widely used, as physicians are familiar with them and accustomed to prescribing them. Therapeutic macromolecules could be significantly enhanced through alternative delivery. These medicines are comprised of proteins and other large or highly charged molecules (carbohydrates, peptides, ribonucleic acids) that, if orally administered using traditional oral delivery methods, would degrade in the stomach or intestine before they are absorbed into the bloodstream. Also, these molecules are typically not absorbed following oral administration due to their poor permeability. Therefore, the vast majority are administered parenterally. Parenteral administration is undesirable, however, for many reasons, including patient discomfort, inconvenience and risk of infection. Poor patient acceptance of parenteral therapies can lead to medical complications. In addition, parenteral therapies can often require incremental costs associated with administration in hospitals or doctors’ offices.

     Previously published research indicates that patient acceptance of and adherence to a dosing regimen is higher for orally delivered medications than it is for non-orally delivered medications. Our business strategy is partly based upon our belief that the development of an efficient and safe oral delivery system for therapeutic macromolecules represents a significant commercial opportunity. We believe that more patients will take orally delivered drugs more often, spurring market expansion.

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

     Pulmonary (via the lung)

     Pulmonary delivery (through the membranes of the lungs) of drugs is emerging as a delivery route for large molecules. Although local delivery of respiratory drugs to the lungs is common, the systemic delivery (i.e., delivery of the drugs to the peripheral vasculature) of macromolecular drugs is less common because it requires new formulations and delivery technologies to achieve efficient, safe and reproducible dosing. Only one protein using pulmonary delivery has been approved for marketing in the United States, which is EXUBERA®, an insulin product developed by Pfizer and Nektar, as a diabetes therapy, a therapeutic area we have targeted. However after market acceptance of EXUBERA® was demonstrated to be limited, Pfizer withdrew from further commercialization of, and terminated its license with Nekrtar for EXUBERA®.

     Intraoral (via the membranes in the mouth)

     Intraoral delivery is also emerging as a delivery route for large molecules. Buccal delivery (through the membrane of the cheek) and sublingual delivery (through the membrane under the tongue) are forms of intraoral delivery. Some vitamin B12 manufactures sell and distribute sublingual versions of their product

     Oral (via the mouth)

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

     In general, we believe that oral administration will be preferred to other methods of administration. However, such preference may be offset by possible negative attributes of orally administered drugs such as the quantity or frequency of the dosage, the physical size of the capsule or tablet being swallowed or the taste. For example, in our previous Phase III Trial with heparin as an oral liquid formulation, patient compliance was hindered by patients’ distaste for the liquid being administered. In addition, patients and the marketplace will more likely respond favorably to improvements in absorption, efficacy, safety, or other attributes of therapeutic molecules. It is possible that greater convenience alone may not lead to success.

The eligen® Technology

     Emisphere’s broad-based oral drug delivery technology platform, known as the eligen® technology, is based on the use of proprietary, synthetic chemical compounds, known as EMISPHERE® delivery agents, or “carriers.” These delivery agents facilitate or enable transport of therapeutic macromolecules across biological membranes such as those of the gastrointestinal tract, allowing the therapeutic molecules to exert their desired pharmacological effect. The delivery agents have no known pharmacological activity themselves at the intended clinical dose levels. Emisphere’s eligen® technology makes it possible to orally deliver a therapeutic molecule without altering its chemical form or biological integrity.

     Proposed Delivery Agent Mechanism

     Drug molecules exist in many different shapes, or “conformations”. Some conformations can be transported across the cell membranes while others are too large or too charged to do so. The eligen® technology uses the body’s natural passive transcellular transport process to enable large or highly charged molecules to cross cell membranes. Once the drug molecule crosses the membrane, the EMISPHERE® delivery agent dissociates from the drug molecule, which then reestablishes its natural conformation and returns to its therapeutically active state. Studies have shown that this process does not involve chemical modification of the drug molecule and the integrity of cell membrane and cytoskeletal structure are maintained.

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

     Novartis Pharma AG – Oral Salmon Calcitonin (“sCT”) Program for Osteoporosis and Osteoarthritis

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

     Novartis anticipates that it will publish certain of its calcitonin clinical data in 2008.

     In February 2007, Novartis Pharma AG and its development partner Nordic Bioscience notified us of the initiation of a Phase III clinical trial for the treatment of osteoporosis with an oral form of salmon calcitonin (referred to as SMC021), a new drug candidate, using the Company’s eligen® delivery technology.

     The Phase III program that started in 2007 is a three year trial with enrollment targeted at 4,500 patients. The study should have full enrollment by the end of the first quarter of 2008. This product candidate, if successful, will meet an unmet market need, with oral calcitonin expected to offer a safe, effective, and convenient alternative to existing therapies.

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

     On a parallel track, Novartis is also pursuing an osteoarthritis indication for salmon calcitonin. Approximately 21 million patients are managed for osteoarthritis in the US alone, and that number is expected to increase as the Baby Boomer generation continues to age. Novartis is engaged in two, simultaneous Phase III trials for salmon calcitonin in the treatment of osteoarthritis. Enrollment of the first Phase III trial is expected to be complete by the third quarter of 2008, with the second Phase III trial enrollment to be complete in the beginning of 2009.

     Assuming a successful outcome of the Phase III program, this product candidate will also fulfill a substantial unmet need. Pre-clinical and Phase II data indicate that oral calcitonin could become the first disease modifying osteoarthritis drug.

     Between the various Phase III trials with Novartis, some 5,000 patients are expected to be using the eligen® technology by the second half of 2008.

     To date, we have received $12.4 million in payments from Novartis under this program. Under the terms of the agreement, we may receive up to $5 million in additional milestone payments, as well as royalties based on sales.

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

     To date, we have received $6 million in non-refundable payments from Novartis under this program, including the $5 million milestone payment received in 2006. We may receive up to $28 million in additional milestone payments during the course of product development and royalties based on sales.

     Novartis Pharma AG – Oral PTH 1-34 Program

     On December 1, 2004, we entered into a Research Collaboration Option and License Agreement with Novartis whereby Novartis obtained an option to license our existing technology to develop oral forms of PTH 1-34. Contemporaneously with the entering of this new agreement, Novartis purchased from us a $10 million convertible note maturing December 1, 2009 that we may repay, at our option, in either stock or cash. On March 7, 2006, Novartis exercised its option to the license. Based on the terms of the agreement, we may receive milestone payments totaling up to a maximum of $30 million, plus royalties on sales of product developed using our eligen® technology. Novartis will fund all necessary pre-clinical, clinical and manufacturing costs for all products. Parathyroid hormone continues on a progressive clinical development path in collaboration with Novartis Pharma AG.

     Genta, Incorporated – Oral Gallium Program

     In March 2006, we announced that we have entered into an exclusive worldwide licensing agreement with Genta, Incorporated (“Genta”) to develop an oral formulation of a gallium-containing compound. Under the agreement, we will utilize our eligen® technology to supply a finished oral dosage form to Genta. Genta will be responsible for toxicology, clinical development, regulatory submissions, and worldwide commercialization. In addition to royalties on net sales of the product, Genta has agreed to fund Emisphere’s development activities and to pay performance milestones related to the filing and approval of regulatory applications. An Investigational New Drug application (“IND”) was filed by Genta Incorporated on gallium on July 31, 2007, and Genta announced that it commenced a Phase I study during the third quarter of 2007.

     Oral Acyclovir Program

     We have entered into research collaboration with a pharmaceutical company based outside the United States. This company funded several Phase I clinical studies during 2006 and 2007 and continues to support product development of an improved oral acyclovir using our eligen® technology. We have supported clinical studies with pre-clinical data.

Revenue Recognized From Significant Collaborators Since 2005 (in thousands)

Collaborator	2007	2006	2005
Novartis Pharma AG	$2,666	$5,254	$574
Roche	73	1,600	2,846
Genta	1,159	207	-

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

The following table summarizes research and development spending to date by project category:

				Cumulative
	Year Ended December 31,			Spending
	2007	2006	2005	2007(1)
	(in thousands)
Research (2)	$1,954	$2,247	$2,387	$50,706
Feasibility projects
Self-funded	457	275	318	8,068
Partnered	178	343	339	3,762
Development projects
Oral heparin (self-funded)	3,834	2,175	2,470	98,897
Oral insulin (self-funded)	1,184	1,982	2,897	21,230
Partnered	611	302	226	12,097
Other (3)	12,858	11,568	10,278	92,432
Total all projects	$21,076	$18,892	$18,915	$287,192
____________________

(1)	Cumulative spending from August 1, 1995 through December 31, 2007.

(2)	Research is classified as resources expended to expand the ability to create new carriers, to ascertain the mechanisms of action of carriers, and to establish computer based modeling capabilities, prototype formulations, animal models, and in vitro testing capabilities.

(3)	Other includes indirect costs such as rent, utilities, training, standard supplies and management salaries and benefits.

Patents and Other Forms of Intellectual Property

     Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing the proprietary rights of others (see “Risk Factors- Our business will suffer if we cannot adequately protect our patent and proprietary rights”). We seek patent protection on various aspects of our proprietary chemical and pharmaceutical delivery technologies, including the delivery agent compounds and the structures which encompass Emisphere’s delivery agents, their method of preparation, the combination of our compounds with a pharmaceutical, and use of our compounds with therapeutic molecules to treat various disease states. We have patents and patent applications in the United States and certain foreign countries. As of December 31, 2007, we had 95 granted patents in the United States from 58 families as well as 75 patent families with pending patent applications. We intend to file additional patent applications when appropriate, and to aggressively prosecute, enforce, and defend our patents and other proprietary technology.

     We have six trademarks granted by the U.S. Patent and Trademark office. They include EMISPHERE®, Elaprin™ (oral heparin), the Emisphere logo, and eligen®.

     We also rely on trade secrets, know-how, and continuing innovation in an effort to develop and maintain our competitive position. Patent law relating to the patentability and scope of claims in the biotechnology and pharmaceutical fields is evolving and our patent rights are subject to this additional uncertainty. Others may independently develop similar product candidates or technologies or, if patents are issues to us, design around any products or processes covered by our patents. We expect to continue, when appropriate, to file product and other patent applications with respect to our inventions. However, we may not file any such applications or, if filed, the patents may not be issued. Patents issued to or licensed by us may be infringed by the products or processes of others.

     Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that the patents issued to or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties.

Manufacturing

     The primary raw materials used in making the delivery agents for our product candidates are readily available in large quantities from multiple sources. We internally manufacture delivery agents on a small scale for research purposes and for early stage clinical supplies. We believe that our manufacturing capabilities comply with the FDA’s current Good Manufacturing Practice (“GMP”). Beginning in 2004, we manufactured early stage clinical supplies under GMP conditions for our oral insulin program and heparin multiple arm studies. The FDA inspected our in-house facilities in 2003 and again in 2005. The 2003 inspection resulted in only minor observations on Form 483 which were quickly resolved to FDA’s satisfaction, while the 2005 inspection yielded no Form 483 observations.

     Currently, EMISPHERE® delivery agents are manufactured by third parties in accordance with GMP regulations for batch sizes greater than 10 kilograms. We have identified other commercial manufacturers meeting the FDA’s GMP regulations that have the capability of producing EMISPHERE® delivery agents and we do not rely on any particular manufacturer to supply us with needed quantities.

Competition

     Our success depends in part upon maintaining a competitive position in the development of product candidates and technologies in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, and with entities developing new drugs that may be orally active. Our product candidates compete against alternative therapies or alternative delivery systems for each of the medical conditions our product candidates address, independent of the means of delivery. Many of our competitors have substantially greater research and development capabilities, experience, and marketing, financial and managerial resources than we have. In many cases we rely on our development partners to develop and market our product candidates.

     Oral Osteoporosis Competition

     An injectable form of PTH 1-34 is manufactured and sold by Lilly, as FORTEO®. Unigene Laboratories, Inc. (“Unigene”) has reported that, in collaboration with GlaxoSmithKline plce (“GSK”), it is developing an oral form of PTH 1-34. Unigene also reported that it is developing an oral form of sCT. Both candidates are in early stage clinical testing.

     Novartis currently offers a nasal dosage form of sCT, MIACALCIN®. Other companies are currently developing pulmonary forms of PTH 1-34. Other osteoporosis therapies include estrogen replacement therapy, selective estrogen receptor modulators, bisphosphonates and several new biologics that are under development.

     Oral Osteoarthritis Competition

     There has been no cure for Osteoarthritis, as cartilage has not been induced to regenerate. Current treatment is with NSAIDs, local injections of glucocorticoid or hyaluronan, and in severe cases, with joint replacement surgery. Future potential treatments might include Autologous Chondrocyte Implantation and cartilage regeneration.

     If Novartis succeeds in developing its oral treatment for osteoarthritis, we believe it could face competition from existing and potentially future products and treatment regimens under development.

     Oral Vitamin B12 Competition

     We believe that the potential current addressable market for oral vitamin B12 includes the approximately five million patients in the United States who receive approximately 40 million doses of vitamin B12 injections annually, and a minimum of five million patients consuming over 600 million tablets per year. Moving into the international market, these numbers could double.

     Emisphere’s potential competition in the vitamin B12 market will depend on the direction the company takes in the development and commercialization of the product. In the event that Emisphere pursues the non-prescription market, competition would include a number of companies selling generic vitamin B12 in a variety of dosage strengths and methods of delivery (e.g., oral, transdermal, nasal, sublingual) many of which have substantial distribution and marketing capabilities that exceed and will likely continue to exceed our own. In addition, our competition is likely to include many sellers, distributors, and others who are in the business of marketing, selling, and promoting multiple vitamins, vitamin-mineral, and specialized vitamin combinations. Many of these competitors are engaged in low cost, high volume operations that could provide substantial market barriers or other obstacles for a higher cost, potentially superior product that has no prior market history.

     If Emisphere pursues the 40 million dose injection market, the Company would need to successfully demonstrate to physicians, nurse-practitioners and payors that an oral dose would be safe, efficacious, readily accessible and improve compliance. Vitamin B12 injections are relatively low cost and have a substantial history of safety and effectiveness. These factors will likely require the Company to engage in a substantial educational and promotional product launch and a marketing outreach initiative, the time, cost, and outcome of which are uncertain.

     Oral Heparin Competition

     LOVENOX® (enoxaparin sodium injection), which is manufactured by Sanofi-Aventis U.S LLC, is a chemical entity in a class of antithrombotic agents known as low-molecular-weight heparins (LMWH). LOVENOX® was approved in the United States and Canada in 1993, and it has been available in Europe since 1987. LOVENOX® is the only low-molecular-weight heparin in the United States approved by the Food and Drug Administration in 7 approved indications for the prophylaxis and treatment of thromboembolic disease.

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

     Oral Insulin Competition

     Other private and public companies, as well as academic institutions, are developing oral insulin analogues. One such company is BIOCON Ltd, which in March 2006 acquired the intellectual property rights to Nobex Corporation’s oral insulin product. We believe these analogues differ from our product, in that insulin is chemically modified, creating a new chemical entity. Other alternative insulin delivery systems include pulmonary insulins. Pfizer/Nektar’s EXUBERA®, a pulmonary treatment that has been approved for marketing in the United States and the European Union, was introduced and then withdrawn from the market. We believe our oral insulin delivery technology is distinguished from other announced technologies as it demonstrates the preservation of both the biological effects of the drug and the integrity of the intestinal membrane.

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

     The duration of the governmental approval process for marketing new pharmaceutical substances, from the commencement of pre-clinical testing to receipt of governmental approval for marketing a new product, varies with the nature of the product and with the country in which such approval is sought. The approval process for new chemical entities could take eight to ten years or more. The process for reformulations of existing drugs is typically shorter, although a combination of an existing drug with a currently unapproved carrier could require extensive testing. In either case, the procedures required to obtain governmental approval to market new drug products will be costly and time-consuming to us, requiring rigorous testing of the new drug product. Even after such time and effort, regulatory approval may not be obtained for our products.

     The steps required before we can market or ship a new human pharmaceutical product commercially in the United States include pre-clinical testing, the filing of an Investigational New Drug Application (“IND”), the conduct of clinical trials and the filing with the FDA of either a New Drug Application (“NDA”) for drugs or a Biologic License Application (“BLA”) for biologics.

     In order to conduct the clinical investigations necessary to obtain regulatory approval of marketing of new drugs in the U.S., we must file an IND with the FDA to permit the shipment and use of the drug for investigational purposes. The IND sets forth, in part, the results of pre-clinical (laboratory and animal) toxicology testing and the applicant’s initial Phase I plans for clinical (human) testing. Unless notified that testing may not begin, the clinical testing may commence 30 days after filing an IND.

     Under FDA regulations, the clinical testing program required for marketing approval of a new drug typically involves three clinical phases. In Phase I, safety studies are generally conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. Phase II studies are conducted on small groups of patients afflicted with a specific disease to gain preliminary evidence of efficacy, including the range of effective doses, and to determine common short-term side effects and risks associated with the substance being tested. Phase III involves large-scale trials conducted on disease-afflicted patients to provide statistically significant evidence of efficacy and safety and to provide an adequate basis for product labeling. Frequent reports are required in each phase and if unwarranted hazards to patients are found, the FDA may request modification or discontinuance of clinical testing until further studies have been conducted. Phase IV testing is sometimes conducted, either to meet FDA requirements for additional information as a condition of approval, or to gain post-approval market acceptance of the pharmaceutical product. Our drug product candidates are and will be subjected to each step of this lengthy process from conception to market and many of those candidates are still in the early phases of testing.

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

     The FDA has different regulations and processes governing and regulating food products, including vitamin supplements and nutraceuticals. These products are variously referred to as “dietary supplements”, “food additives”, “dietary ingredients”, “medical foods”, and, most broadly, “food”. We have been advised that our new formulation of vitamin B12 is likely to be considered a “new dietary ingredient” under FDA regulations. Assuming this is the case, the new formulation will be subject to an FDA review for safety of its use, and a later review of the label we would use on the product, if approved. Foods do not require the IND, NDA or BLA process outlined above.

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

Employees

     As of December 31, 2007, we had 86 employees, 60 of whom are engaged in scientific research and technical functions and 26 of whom are performing accounting, information technology, engineering, facilities maintenance and administrative functions. Of the 60 scientific employees, 20 hold Ph.D. or M.D. degrees. We believe our relations with our employees are good.

Available Information

     Emisphere files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Emisphere, that file electronically with the SEC. The public can obtain any documents that Emisphere files with the SEC at www.sec.gov.

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

     We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by July of 2008, we may be forced to cease operations.

     As of December 31, 2007, we had approximately $14.1 million in cash, restricted cash and investments, approximately $9.9 million in working capital, a stockholders’ deficit of approximately $13.7 million and an accumulated deficit of approximately $409 million. Our operating and net loss for the year ended December 31, 2007 (after receipt of $4.1 million of collaboration and feasibility payments which do not recur with regularity or at all and $11.9 net proceeds from the settlement of a lawsuit) was approximately $20.7 million and $16.9 million, respectively. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2007 included an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

     We anticipate that our existing capital resources will enable us to continue operations through approximately July of 2008, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to August 2008, we will be forced to cease operations. On September 20, 2007, we filed a shelf registration on Form S-3 to sell up to 7,000,000 shares of Common Stock which was declared effective by the Securities and Exchange Commission on October 1, 2007.

     While our plan is to raise capital when needed and/or to pursue product partnering opportunities, we cannot be sure how much we will need to spend in order to develop, market, and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing or to secure funds from our new or existing partners. We cannot assure you that financing will be available when needed, or on favorable terms or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital when needed would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations.

     We may not be able to meet the covenants detailed in the Convertible Notes with MHR Institutional Partners IIA LP, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy.

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

     The Convertible Notes provide for certain events of default including failure to perfect liens in favor of MHR created by the transaction, failure to observe any covenant or agreement, failure to maintain the listing and trading of our common stock, sale of a substantial portion of our assets, or merger with another entity without the prior consent of MHR, or any governmental action renders us unable to honor or perform our obligations under the Convertible Notes or results in a material adverse effect on our operations among other things. If an event of default occurs, the Convertible Notes provide for the immediate repayment of the Notes and certain additional amounts described above and as set forth in the Convertible Notes. At such time, we may not be able to make the required payment, and if we are unable to pay the amount due under the Notes, the resulting default would enable MHR to foreclose on all of our assets. Any of the foregoing events would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock. We currently have a waiver from MHR for failure to perfect liens on certain intellectual property rights, through March 18, 2009.

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

  any existing or future collaborative arrangements will be sustainable or successful;

  the product candidates in collaborative arrangements will be further developed by partners in a timely fashion;

  any collaborative partner will not infringe upon our intellectual property position in violation of the terms of the collaboration contract; or

  milestones in collaborative agreements will be met and milestone payments will be received.

     If we are unable to obtain development assistance and funds from other pharmaceutical companies to fund a portion of our product development costs and to commercialize our product candidates, we may be unable to issue equity to allow us to raise sufficient capital to fund clinical development of our product candidates. Lack of funding would cause us to delay, curtail , or stop clinical development of one or more of our projects. The determination of the specific project to curtail would depend upon the relative future economic value to us of each program.

     Our collaborative partners control the clinical development of the drug candidates and may terminate their efforts at will.

     Novartis controls the clinical development of oral salmon calcitonin, PTH, and rhGH. Genta controls the clinical development of oral gallium. Novartis and Genta control the decision-making for the design and timing of their clinical studies.

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

     Aside from provisions preventing the unauthorized use of our intellectual property by our collaborative partners, there is nothing in our collaborative agreements that prevent our partners from developing competing products. If one of our partners were to develop a competing product, our collaboration could be substantially jeopardized.

     Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

     To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market, and distribute our products under development, or secure a partner to provide financial and other assistance with these steps. The time necessary to achieve these goals for any individual pharmaceutical product is long and can be uncertain. Before we or a potential partner can sell any of the pharmaceutical products currently under development, pre-clinical (animal) studies and clinical (human) trials must demonstrate that the product is safe and effective for human use for each targeted indication. We have never successfully commercialized a drug or a nonprescription candidate and we cannot be certain that we or our current or future partners will be able to begin, or continue, planned clinical trials for our product candidates, or if we are able, that the product candidates will prove to be safe and will produce their intended effects.

     Even if safe and effective, the size of the solid dosage form, taste, and frequency of dosage may impede their acceptance by patients.

     A number of companies in the drug delivery, biotechnology, and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. Only a small number of research and development programs ultimately result in commercially successful drugs. We cannot assure you that favorable results in any pre-clinical study or early clinical trial will mean that favorable results will ultimately be obtained in future clinical trials. Nor can we assure you that results of limited animal and human studies are indicative of results that would be achieved in future animal studies or human clinical studies, all or some of which will be required in order to have our product candidates obtain regulatory approval. Similarly, we cannot assure you that any of our product candidates will be approved by the FDA. Even if clinical trials or other studies demonstrate safety and effectiveness of any of our product candidates for a specific disease or condition and the necessary regulatory approvals are obtained, the commercial success of any of our product candidates will depend upon their acceptance by patients, the medical community, and third-party payers and on our partners’ ability to successfully manufacture and commercialize our product candidates.

     Our future business success depends heavily upon regulatory approvals, which can be difficult and expensive to obtain.

     Our pre-clinical studies and clinical trials of our prescription drug and biologic product candidates, as well as the manufacturing and marketing of our product candidates, are subject to extensive, costly and rigorous regulation by governmental authorities in the United States and other countries. The process of obtaining required approvals from the FDA and other regulatory authorities often takes many years, is expensive, and can vary significantly based on the type, complexity, and novelty of the product candidates. We cannot assure you that we, either independently or in collaboration with others, will meet the applicable regulatory criteria in order to receive the required approvals for manufacturing and marketing. Delays in obtaining United States or foreign approvals for our self-developed projects could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other companies. Additionally, delays in obtaining regulatory approvals encountered by others with whom we collaborate also could adversely affect our business and prospects. Even if regulatory approval of a product is obtained, the approval may place limitations on the intended uses of the product, and may restrict the way in which we or our partner may market the product.

     The regulatory approval process for our prescription drug product candidates presents several risks to us:

  In general, pre-clinical tests and clinical trials can take many years, and require the expenditure of substantial resources. The data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval.

  Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency's requirements for safety, efficacy, and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first.

  Requirements for approval may become more stringent due to changes in regulatory agency policy or the adoption of new regulations or guidelines.

  New guidelines can have an effect on the regulatory decisions made in previous years.

  The scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed and may impose significant limitations in the nature of warnings, precautions, and contraindications that could materially affect the profitability of the drug.

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

     The regulatory approval process for nonprescription product candidates will likely vary by the nature of therapeutic molecule being delivered,

     Our business will suffer if we fail or are delayed in developing and commercializing an improved oral form of vitamin B12.

     We are focusing substantial resources on the development of an oral dosage form of vitamin B12 that will demonstrate improved bioavailability compared with current B12 tablets. In addition, we anticipate that our oral B12 will be a commercially reasonable replacement for at least certain B12 injections now given to B12 deficient patients and for certain genetic over-the-counter B12. Our inability or delay in developing or commercializing the B12 product candidate could have a significant material adverse effect on our business.

     To commercialize this product candidate, we will be required to timely and effectively complete additional pre-clinical development, FDA review of our product as a New Dietary Ingredient, and certain clinical studies, among other things. We cannot assure you that we will succeed in these efforts as these involve activities (or portions of activities) that we have not previously completed. In addition, if we succeed in these activities, vitamin B12 is available at reasonably low prices both in injections and tablet forms (as well as other forms) through a variety of distributors, sellers, and other sources. We have no current commercial capabilities. Therefore, we would be entering a highly competitive market with an untested, newly-established commercial capability. This outline of risks involved in the development and commercialization of B12 is not exhaustive, but illustrative. For example, it does not include additional competitive, intellectual property, commercial, product liability, and commercial risks involved in a launch of the B12 product candidate outside the United States or certain of such risks in the United States.

     Our business will suffer if we cannot adequately protect our patent and proprietary rights.

     Although we have patents for some of our product candidates and have applied for additional patents, there can be no assurance that patents applied for will be granted, that patents granted to or acquired by us now or in the future will be valid and enforceable and provide us with meaningful protection from competition, or that we will possess the financial resources necessary to enforce any of our patents. Also, we cannot be certain that any products that we (or a licensee) develop will not infringe upon any patent or other intellectual property right of a third party.

     We also rely upon trade secrets, know-how, and continuing technological advances to develop and maintain our competitive position. We maintain a policy of requiring employees, scientific advisors, consultants, and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. We cannot assure you that these agreements will provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

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

     There is a possibility that third parties may make improvements or innovations to our technology in a more expeditious manner than we do. Although we are not aware of any such circumstance related to our product portfolio, should such circumstances arise, we may need to obtain a license from such third party to obtain the benefit of the improvement or innovation. Royalty’s payable under such a license would reduce our share of total revenue. Such a license may not be available to us at all or on commercially reasonable terms. Although we currently do not know of any circumstances related to our product portfolio which would lead us to believe that a third party has developed any improvements or innovation with respect to our technology, we cannot assure you that such circumstances will not arise in the future. We cannot reasonably determine the cost to us of the effect of being unable to obtain any such license.

     We are dependent on third parties to manufacture and, in some cases, test our products.

     We have a facility to manufacture a limited quantity of clinical supplies containing our delivery agents. Currently, we have no manufacturing facilities for production of any therapeutic compounds under consideration as products. We have no facilities for clinical testing. The success of our self-developed programs is dependent upon securing manufacturing capabilities and contracting with clinical service and other service providers.

     The availability of manufacturers is limited by both the capacity of such manufacturers and their regulatory compliance. Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures continually conform with the FDA’s current GMP (GMP are regulations established by the FDA that govern the manufacture, processing, packing, storage and testing of drugs intended for human use). In complying with GMP, manufacturers must devote extensive time, money, and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the FDA to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the FDA, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility. Such actions could severely delay our ability to obtain product from that particular source.

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

     We have product liability insurance with a policy limit of $3 million per occurrence and in the aggregate. The testing, manufacture, and marketing of products for humans utilizing our drug delivery technology may expose us to potential product liability and other claims. These may be claims directly by consumers or by pharmaceutical companies or others selling our future products. We seek to structure development programs with pharmaceutical companies that would complete the development, manufacturing and marketing of the finished product in a manner that would protect us from such liability, but the indemnity undertakings for product liability claims that we secure from the pharmaceutical companies may prove to be insufficient.

     We are subject to environmental, health, and safety laws and regulations for which we incur costs to comply.

     We use some hazardous materials in our research and development activities and are subject to environmental, health, and safety laws and regulations governing the use of such materials. For example, our operations involve the controlled use of chemicals, biologicals and radioactive materials and we bear the costs of complying with the various regulations governing the use of such materials. Costs of compliance have not been material to date. While we believe we are currently in compliance with the federal, state, and local laws governing the use of such materials, we cannot be certain that accidental injury or contamination will not occur. Should we be held liable or face regulatory actions regarding an accident involving personal injury or an environmental release, we potentially could incur costs in excess of our resources or insurance coverage, although, to date, we have not had to deal with any such actions. During each of 2005, 2006, and 2007, we incurred costs of approximately $0.2 million in our compliance with environmental, health, and safety laws and regulations.

     We face rapid technological change and intense competition.

     Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists, and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs that may be orally active. Many of these competitors have greater research and development capabilities, experience, and marketing, financial, and managerial resources than we have, and, therefore, represent significant competition.

     Our products, when developed and marketed, may compete with existing parenteral or other versions of the same drug, some of which are well established in the marketplace and manufactured by formidable competitors, as well as other existing drugs. For example, our salmon calcitonin product candidate, if developed and marketed, would compete with a wide array of existing osteoporosis therapies, including a nasal dosage form of salmon calcitonin, estrogen replacement therapy, selective estrogen receptor modulators, bisphosphonates, and other compounds in development.

     Our competitors may succeed in developing competing technologies or obtaining government approval for products before we do. Developments by others may render our product candidates, or the therapeutic macromolecules used in combination with our product candidates, noncompetitive or obsolete. At least one competitor has notified the FDA that it is developing a competing formulation of salmon calcitonin. If our products are marketed, we cannot assure you that they will be preferred to existing drugs or that they will be preferred to or available before other products in development.

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

     We are dependent on our executive officers. Our President and Chief Executive Officer, Michael V. Novinski, joined the Company in May of 2007. We could be significantly disadvantaged if Mr. Novinski were to leave Emisphere. The loss of other officers could have an adverse effect as well, given their specific knowledge related to our proprietary technology and personal relationships with our pharmaceutical company partners. If we are not able to retain our executive officers, our business may suffer. None of our key officers have announced any intention to leave Emisphere. We do not maintain “key-man” life insurance policies for any of our executive officers.

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

     Provisions of our corporate charter documents, Delaware law, and our stockholder rights plan may dissuade potential acquirors, prevent the replacement or removal of our current management and may thereby affect the price of our common stock.

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

     In connection with the MHR financing transaction, and after approval by our Board of Directors, Dr. Mark H. Rachesky was appointed to the Board of Directors by MHR (the “MHR Nominee”) and Dr. Michael Weiser was appointed to the Board of Directors by both the majority of our Board of Directors and MHR (the “Mutual Director”), as contemplated by our bylaws. Our certificate of incorporation provides that the MHR Nominee and the Mutual Director may be removed only by the affirmative vote of at least 85% of the shares of common stock outstanding and entitled to vote at an election of directors. Our certificate of incorporation also provides that the MHR Nominee may be replaced only by an individual designated by MHR unless the MHR Nominee has been removed for cause, in which case the MHR Nominee may be replaced only by an individual approved by both a majority of our Board of Directors and MHR. Furthermore, the amendments to the by-laws and the certificate of incorporation provide that the rights granted to MHR by these amendments may not be amended or repealed without the unanimous vote or unanimous written consent of the Board of Directors or the affirmative vote of the holders of at least 85% of the shares of Common Stock outstanding and entitled to vote at the election of directors. The amendments to the by-laws and the certificate of incorporation will remain in effect as long as MHR holds at least 2% of the shares of fully diluted Common Stock. The amendments to the by-laws and the certificate of incorporation will have the effect of making it more difficult for a third party to gain control of our Board of Directors.

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

     Factors that could adversely affect our stock price include:

  fluctuations in our operating results; announcements of partnerships or technological collaborations,

  innovations or new products by us or our competitors;

  governmental regulation;

  developments in patent or other proprietary rights;

  public concern as to the safety of drugs developed by us or others;

  the results of pre-clinical testing and clinical studies or trials by us, our partners or our competitors;

  litigation;

  general stock market and economic conditions;

  number of shares available for trading (float);

  inclusion in or dropping from stock indexes

     As of December 31, 2007, our 52-week high and low closing market price for our common stock was $5.60 and $2.71, respectively.

     Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

     Sales of a substantial number of shares of common stock or warrants, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2007, we have 7,000,000 shares of common stock registered on a shelf registration for future sale. Additionally, as of December 31, 2007, there were outstanding options to purchase up to 1,746,539 shares of our common stock that are currently exercisable, and additional outstanding options to purchase up to 1,297,337 shares of common stock that are exercisable over the next several years. As of December 31, 2007, the Novartis Note is convertible into 3,473,700 shares of common stock and the MHR Convertible Notes are convertible into 4,806,404 shares of our common stock. As of December 31, 2007, there were outstanding warrants to purchase 2,972,049 shares of our stock. The holders of these options have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other. The existence of these options may adversely affect the terms on which we may be able to obtain additional financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We lease approximately 80,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, New York for use as administrative offices and laboratories. The lease for our administrative and laboratory facilities is set to expire on August 31, 2012. We also lease approximately 15,000 square feet of office space at 240 Cedar Knolls Road, Suite 200, Cedar Knolls, New Jersey for use as executive offices. The lease for our executive offices is set to expire on January 31, 2013.

ITEM 3. LEGAL PROCEEDINGS

     On March 22, 2007, Michael Goldberg, M.D., a director and former Chief Executive Officer of the Company, filed a Demand for Arbitration to the American Arbitration Association claiming $1,048,000 plus attorneys’ fees, interest, arbitration costs, and other relief alleged to be owed to him in connection with his employment agreement with the Company.

     On September 25, 2007, Emisphere agreed to accept $18 million from Eli Lilly and Company to settle the pending litigation between the two companies. Additional terms and conditions of the settlement were confidential. Emisphere received $11.9M of the settlement, net of attorneys’ fees and expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Emisphere common stock is traded on The NASDAQ Stock Market under the symbol “EMIS”.

     The following table sets forth the range of high and low intra-day sale prices as reported by The NASDAQ Stock Market for each period indicated:

	High	Low
2006
First quarter	$8.95	$4.33
Second quarter	11.40	7.29
Third quarter	9.74	6.36
Fourth quarter	11.00	4.59

2007
First quarter	5.82	2.94
Second quarter	4.98	2.80
Third quarter	5.13	3.65
Fourth quarter	5.17	2.60

2008
First quarter (through March 3, 2008)	2.84	1.68

     As of March 3, 2008 there were 226 stockholders of record, including record owners holding shares on behalf of an indeterminate number of beneficial owners, and 30,336,928 shares of common stock outstanding. The closing price of our common stock on March 3, 2008 was $1.79.

     We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the growth of our business.

     Equity Compensation Plan Information

     The following table provides information as of December 31, 2007 about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 1995 Stock Option Plan, 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan, (collectively “the Plans”), the Stock Incentive Plan for Outside Directors, and the Directors Deferred Compensation Plan:

	(a)		(c)
	Number of	(b)	Number of securities
	securities to be	Weighted	remaining available for
Plan Category	issued upon	average	future issuance under
	exercise of	exercise price	equity compensation plans
	outstanding	of outstanding	(excluding securities
	options	options	reflected in column (a))
Equity Compensation Plans Approved by Security Holders

The Plans	2,867,876	$8.73	2,023,493
Stock Incentive Plan for Outside Directors	156,000	13.38	-
Directors Deferred Compensation Plan	-	-	3,122

Equity Compensation Plans not approved by Security Holders (1)	20,000	14.84	-
Total	3,043,876	$9.01	2,026,615
____________________

(1)

Our Board of Directors has granted options which are currently outstanding for a former consultant. The Board of Directors determines the number and terms of each grant (option exercise price, vesting and expiration date). These grants were made on 7/12/2001, 7/12/2002 and 7/14/2003.

Comparative Stock Performance Graph

     The graph below compares the cumulative total stockholder return on Emisphere’s Common Stock with the cumulative total stockholder return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Pharmaceutical Index, assuming an investment of $100 on December 31, 2002 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the NASDAQ Pharmaceutical Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Emisphere Technologies, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by our independent accountants. In January 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires that the costs resulting from all stock based payment transactions be recognized in the financial statements at their fair values. Results from prior periods have not been restated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:	(in thousands, except per share data)
Revenue	$4,077	$7,259	$3,540	$1,953	$400
Costs, expenses and income from settlement of
lawsuit:
Research and development expenses	21,076	$18,892	$18,915	$17,462	$21,026
General and administrative expenses	14,459	$11,693	$13,165	$11,765	$9,727
Other costs and expenses(1)	1,083	$3,802	$3,915	$4,942	$11,233
Income from settlement of lawsuit, net	(11,890)	—	—	—	—
Total costs, expenses and income from
settlement of lawsuit	24,728	34,387	35,995	34,169	41,986
Operating loss	$(20,651)	$(27,128)	$(32,455)	$(32,216)	$(41,586)
Beneficial conversion of convertible security	—	$(12,215)	—	—	—
Gain on extinguishment of note payable	—	—	$14,663	—	—
Change in fair value of derivative instruments	$5,057	$(1,390)	$(624)	$(136)	—
Net loss	$(16,928)	$(41,766)	$(18,051)	$(37,522)	$(44,869)
Net loss per share—Basic	$(0.58)	$(1.58)	$(0.81)	$(2.04)	$(2.48)
Net loss per share—Diluted	$(0.76)	$(1.58)	$(0.81)	$(2.04)	$(2.48)

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:	(in thousands)
Cash, cash equivalents, restricted cash and
investments	$14,100	$21,533	$9,218	$17,550	$43,008
Working capital	$9,868	$13,377	$(522)	$12,858	$33,240
Total assets	$19,481	$28,092	$18,988	$36,292	$66,049
Derivative instruments	$2,487	$6,498	$6,528	$762	—
Long-term liabilities	$27,648	$24,744	$23,121	$40,238	$39,871
Accumulated deficit	$(409,300)	$(392,372)	$(350,606)	$(332,555)	$(295,033)
Stockholders’ (deficit) equity	$(13,674)	$(6,106)	$(14,895)	$(11,274)	$22,807
____________________

(1)

Other costs and expenses in 2003 include impairment charges of $5.4 million related to intangible and fixed assets. These charges related to the restructure of our operations, which included: (a) the discontinuation of our liquid oral heparin program and related initiatives, and a scale back of associated infrastructure and (b) the closing of our Connecticut research facility and consolidating our operations into our Tarrytown facility.

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

General

     Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules using its eligen® technology. These molecules and compounds could be currently available or in development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. The eligen® technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal.

     During 2007, the composition of Emisphere’s senior management changed significantly. Michael V. Novinski was hired as President and Chief Executive Officer in May 2007. Mr. Novinski was previously President of Organon USA Inc., a business unit of Organon BioSciences Inc. In the last six months of 2007, the majority of the former senior management team was separated from the company and new key management personnel were added. New hires included a new Senior Director of Communications, Chief Financial Officer, and General Counsel. In addition, in October 2007, Gary Riley, DVM, PhD., was appointed to the position of Vice President, Nonclinical Development and Applied Biology. Dr. Riley is responsible for oversight and management of nonclinical drug efficacy and safety programs and the strategic design of discovery projects.

     Since our inception in 1986, substantial efforts and resources have been devoted to understanding the eligen® technology and establishing a product development pipeline that incorporated this technology with selected molecules. Although no products have been commercialized to date, research and investment is now being placed behind both the pipeline and the advancement of this technology. Both the pipeline development and the further exploration of the technology for advancement results in risk and operational expenses. It is not anticipated that ongoing costs will increase significantly; in fact, the organization continues to aggressively find ways to reduce non-strategic spending.

     Between October and December, 2007, Emisphere moved its corporate headquarters from Tarrytown, New York to Cedar Knolls, New Jersey. Emisphere will retain its scientific staff and laboratory facilities in Tarrytown. This move allows the Company to potentially enhance collaborations with leading pharmaceutical companies. The move to New Jersey is one of several real estate initiatives planned by the Company that, cumulatively, could result in long-term savings of over $1 million annually. Emisphere’s laboratories, vivarium and manufacturing facility will remain in Tarrytown where we plan to reduce our rental space by approximately of 30%. Emisphere further reduced operational costs in 2007 by cutting approximately 23% of its employees. Severance payments to these employees were made in 2007 with some carrying over in 2008. The benefits of these operational cost reductions will be seen in 2008.

     Providing adequate funding is available to us, our intention is to establish a strong development pipeline with prescription and nonprescription product candidates that incorporate our technology and that provide an improvement to the commercial pharmaceutical marketplace. Expenses in establishing this pipeline are expected to be partially offset with income-generating license arrangements. The value of out-licensing arrangements tends to increase as product candidates move through pre-clinical and into clinical development.

     The application of the eligen® technology is potentially broad and should provide for a significant number of opportunities across a spectrum of therapeutic modalities. It is management’s intention that additional investments that may be required to fund the Company’s research and development will be approached incrementally, in order to minimize disruption or dilution.

     As a result of the ongoing analysis of the pipeline and the eligen® technology, our business strategy is to focus on product candidates that we conclude have the most potential to work best within the strengths as well as the known constraints of our technology. Our efforts center on bringing the eligen® technology to the commercial level as soon as possible. Value will be created through an increased effort to generate data about product candidates that can most effectively use our technology. We will prioritize our product pipeline based on overall returns on investment and our determination of which candidates display greater probabilities of success. We will focus on product candidates that demonstrate the most promise to meet unmet market needs.

     We plan to attempt to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. On a parallel track, we will also pursue product candidates for internal development and commercialization. We believe that these internal candidates must be capable of development with reasonable investments in an acceptable time period and with a reasonable risk-benefit profile.

     We anticipate that our product pipeline will include both prescription and non-prescription candidates. For example, in the non-prescription category, the Company has initiated preliminary studies on an oral version of vitamin B12 and on the prescription side, the Company’s technology is being used by Novartis with salmon calcitonin to treat osteoarthritis and osteoporosis. Novartis is conducting two Phase III clinical studies for osteoarthritis, with enrollment in the first trial to be completed by the third quarter of 2008 and with enrollment for the second Phase III trial to be complete in early 2009. Osteoporosis Phase III trials are also ongoing, with enrollment completion expected in the first half of 2008. Between these Phase III studies, there will be over 5,000 clinical study patients using the eligen® technology in 2008.

     In addition, we are conducting early research using eligen® technology and GLP-1, a potential treatment for Type 2 diabetes. Our research indicates that GLP-1 may represent an excellent opportunity for Emisphere. The Company had previously conducted extensive tests on oral insulin for Type 1 diabetes. We have decided that a more productive pathway is to move forward with GLP-1 and its analogs, an oral form of which might be used for Type 2 diabetes. A second, early stage human study of an oral formulation that combines PYY and GLP-1 has commenced. The Company expects to publish data from this study in 2008.

     Based on our proof of concept animal studies of the absorption of vitamin B12 using our eligen® technology, we will test whether vitamin B12 exposure obtained with the proprietary Emisphere formulation will be significantly greater than the same dose of vitamin B12 administered in a pill. Emisphere is conducting additional pre-clinical and will conduct clinical studies of the efficacy of our eligen® technology to provide orally absorbed vitamin B12. The safety of the carrier we plan to use to deliver vitamin B12 has already been demonstrated. Since vitamins are regulated by the FDA under different provisions than those used for drugs and biologicals, we anticipate that our studies will be shorter and less expensive than for a prescription drug.

     The balance of our products in development are in earlier or pre-clinical research and development, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with highly-regarded pharmaceutical companies for these products. We plan to expand our pipeline with products that demonstrate significant opportunities for growth.

Liquidity and Capital Resources

     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2007, our accumulated deficit was approximately $409 million and our stockholders deficit was $13.7 million. Our operating loss was $20.7 million, $27.1 million and $32.5 million for the years ended December 31, 2007, 2006, and 2005, respectively, after receipts of collaboration and feasibility payments of $4.1 million, $7.3 million, and $3.5 million, respectively (which do not occur with regularity or at all), as well as income from the settlement of a lawsuit in 2007 of $11.9 million. Our net loss was $16.9 million, $41.8 million, and $18.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of December 31, 2007, total cash, cash equivalents, restricted cash and investments were $14.1 million. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations through approximately July 2008. However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the years ended December 31, 2007 and 2006 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

     During the year ended December 31, 2007, our cash liquidity (consisting of cash of $3.94 million at December 31, 2007 and short-term investments of $9.92 million at December 31, 2007) decreased as follows:

Cash and investments:

(in thousands)
At December 31, 2006	$21,500
At December 31, 2007	13,900
Decrease in cash and investments	$7,600

     The (decrease) increase in cash and investments is comprised of the following components for the years ended December 31:

	2007	2006
	(in thousands)
Proceeds, net, from issuance of equity securities	$7,300	$35,200
Proceeds from collaboration and other projects	4,100	7,200
Net proceeds from settlement of lawsuit	11,900	-
Sources of cash and investments	23,300	42,400
Cash used in operations (grossed up for collaborations
and settlement of lawsuit)	30,400	29,600
Repayment of debts and capital expenditures	300	500
Restriction of cash	200	-
Uses of cash and investments	30,900	30,100
(Decrease) increase in cash and investments	$(7,600)	$12,300

     During the year ended December 31, 2007, our working capital liquidity decreased by $3.4 million as follows:

	December 31,
	2007	2006	Change
	(in thousands)
Current assets	$15,400	$22,800	$(7,400)
Current liabilities	5,500	9,500	(4,000)
Working capital	$9,900	$13,300	$(3,400)

     The decrease in current assets is driven primarily by the decrease in cash and investments. The decrease in current liabilities is driven largely by decreases in the derivative instrument liability as a result of the decline in our stock price.

Financing Activities

     During 2007, we received a $2 million milestone payment and reimbursement of $0.7 in costs from Novartis on the oral salmon calcitonin program. Also during 2007, we received $6.9 million through the issuance of common stock and derivative instruments from the August 2007 offering of 2 million shares of our common stock and warrants. MHR was a purchaser in this offering.

     During 2006, we received a $5 million milestone payment from Novartis on the oral recombinant human growth Hormone (“rhGH”) program. Also during 2006, we received $35.2 million through the issuance of common stock and derivative instruments, including $31.1 million from the May 2006 offering of four million shares of our common stock and warrants, $3.6 million from the exercise of warrants and stock options and $0.6 million from the purchase of warrants. MHR was a purchaser in this offering.

     During 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR. Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for senior secured convertible notes (the “Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the Convertible Notes are convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. The Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR on substantially all of our assets. Interest is payable in the form of additional Convertible Notes rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. Further, the Convertible Notes provide MHR with the right to require redemption in the event of a change in control, as defined, prior to September 26, 2009. The Convertible Notes provide for various events of default. If an event of default occurs, the Convertible Notes provide for the immediate repayment and certain additional amounts as set forth in the Convertible Notes. We have received a waiver from MHR, through March 18, 2009 for certain defaults under the agreement. Additionally, MHR was granted certain registration rights.

     In connection with the MHR financing, the Company agreed to appoint a representative of MHR (“MHR Nominee”) and another person (the “Mutual Director”) to its Board of Directors. MHR nominees constitute 33% of our Directors. Further, the Company amended its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board, as described therein, so long as MHR holds at least 2% of the outstanding common stock of the Company.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(in thousands)
Revenue	$4,077	$7,259	$(3,182)
Operating expenses (excluding income from
settlement of lawsuit, net)	$36,618	$34,387	$2,231
Income from settlement of lawsuit, net	$11,890	$-	$11,890
Operating loss	$(20,651)	$(27,128)	$(6,477)
Beneficial conversion of convertible security	$-	$(12,215)	$(12,215)
Change in fair value of derivative instruments	$5,057	$(1,390)	$6,447
Net loss	$(16,928)	$(41,766)	$24,838

     Revenue decreased significantly as compared to 2006 as a result of the $5 million milestone payment received from Novartis for rhGH in 2006. In 2007 we received a milestone payment from Novartis on the oral salmon calcitonin program of $2 million plus $0.7 million for reimbursement of costs.

     Our principal operating costs include the following items as a percentage of total expenses:

	Year ended
	December 31,	December 31,
	2007	2006
Human resource costs, including benefits	50%	45%
Professional fees for legal, intellectual property, accounting
and consulting	17%	16%
Occupancy for our laboratory and operating space	12%	12%
Clinical costs	8%	5%
Depreciation and amortization	3%	11%
Other	10%	11%

     Operating expenses, excluding income from settlement of lawsuit, net, increased by $2.2 million (6%) as a result of the following items:

(in thousands)
Increase in human resource costs	$3,000
Increase in clinical costs and lab fees	1,300
Increase in professional and consulting fees	600
Increase in occupancy costs	300
Reduction in depreciation and amortization	(2,800)
All other	(200)
Net increase	$2,200

     Human resource costs increased by $3.0 million primarily due to the recording of $1.9 million in severance expense for terminated employees as well as an increase in FAS 123R expense of $1.5 million and the accrual of the annual bonus for the Chief Executive Officer of $0.4 million. The severance expense includes the accrual of costs estimated to settle the dispute with the Company’s Chief Executive Officer and severance expense related to the termination of approximately 30 employees during 2007. The termination of these employees was primarily done in an effort to fully utilize the staff of the Company as well as to reduce future operating costs. We do not expect 2008 to experience such a large termination of employees as in 2007. The increase in FAS 123R expense is primarily related to the $1.3 million charge for the granting of options to the new Chief Executive Officer as well as the charges for terminated executives whose options were extended. These increases were partially offset by decreases in salaries related to the reduction in employees.

     Clinical costs and lab fees increased primarily as a result of the toxicology studies being performed in anticipation of a Heparin trial.

     The increase of $0.6 million in professional and consulting fees is primarily related to the formulation of the Scientific Advisory Board for Insulin as well as an increase in the outsourcing for data analysis and network maintenance. We do not anticipate that the Scientific Advisory Board will continue beyond early 2008, although we do plan to consult with certain members of the Board.

     The increase in occupancy costs of $0.3 million is related to the extension of the lease in the Tarrytown, New York location, which resulted in an increase in rental expense. During the last quarter of 2007, the Company started to surrender space in the Tarrytown location back to the landlord. In addition, in November 2007, the Company moved its executive offices from Tarrytown to Cedar Knolls, New Jersey in an effort to save on occupancy costs. The decrease from the surrender of space in Tarrytown will be partially offset by an increase in occupancy costs for Cedar Knolls in 2008. The cumulative effect of the real estate initiatives planned by the Company could cumulatively result in long-term savings of over $1 million annually.

     The reduction in depreciation and amortization expense is primarily related to the change in the estimated useful life of leasehold improvements as a result of the five year extension of the lease for our Tarrytown facility on March 1, 2007.

     The income from the settlement of the lawsuit, net is due to the settlement of the litigation with Eli Lilly and Company (“Lilly”). On September 25, 2007, Emisphere agreed to accept $18 million from Lilly to settle the pending litigation between the two companies. Emisphere received $11.9 million of the settlement, net of attorneys’ fees and expenses.

     The charge for beneficial conversion in 2006 is due to the conversion feature in the MHR notes, which did not exist until 2006. There was no such charge for 2007.

     The income from the change in the fair value of the derivatives instruments for 2007 is primarily the result of the decrease in stock price from $5.29 at December 31, 2006 to $2.73 at December 31, 2007, partially offset by the addition of 400,000 warrants from the August 2007 offering.

     As a result of the above factors, we sustained a net loss of $16.9 million for the year ended December 31, 2007, compared to a net loss of $41.8 million for the year ended December 31, 2006. These results include a number of non-recurring transactions – the charge for the beneficial conversion in 2006, and the charges for severance payments to former employees, and are therefore not necessarily indicative of future results.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(in thousands)
Revenue	$7,259	$3,540	$3,719
Operating expenses	$34,387	$35,995	$(1,608)
Operating loss	$(27,128)	$(32,455)	$(5,327)
Beneficial conversion of convertible security	$(12,215)	-	$12,215
Gain on extinguishment of note payable	-	$14,663	$(14,663)
Change in fair value of derivative instruments	$(1,390)	$(624)	$(766)
Net loss	$(41,766)	$(18,051)	$23,715

     Revenue increased significantly as compared to 2005 as a result of the $5 million milestone payment received from Novartis for rhGH.

     Operating expenses decreased by $1.6 million (4%) as a result of the following items:

(in thousands)
Increase in human resource costs	$1,300
Reduction in clinical costs and lab fees	(1,000)
Reduction in professional fees	(1,400)
All other	(500)
Net reduction	$(1,600)

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

     The reduction of $1.4 million in professional fees is related to a decrease in legal expenses in 2006 as compared to 2005. In 2005, we experienced higher than normal legal fees as a result of the Lilly litigation, the re-negotiation of the former-CEO’s employment contract, and the MHR Note.

     The charge for beneficial conversion in 2006 is due to the conversion feature in the MHR notes, which did not exist until 2006.

     The change in the fair value of the derivatives instruments increased primarily due to change in the stock price over the years and the issuance of 400,000 shares under warrants that were exercised. Additionally, MHR’s warrant purchase option was converted into warrants for 617,211 shares during 2006.

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

     If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the year ended December 31, 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

     Revenue Recognition – Revenue includes amounts eamed from collaborative agreements and feasibility studies. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for joint steering committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement; the most recent reviews took place in January 2008. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

     Generally under collaboration arrangements, nonrefundable payments received during the period of performance may include time- or performance-based milestones. The proportion of actual performance to total expected performance is applied to the “expected payments” in determining periodic revenue. However, revenue is limited to the sum of (1) the amount of nonrefundable cash payments received and (2) the payments that are contractually due but have not yet been paid.

     With regards to revenue recognition from collaboration agreements: the Company previously interpreted expected payments to equate to total payments subject to each collaboration agreement. On a prospective basis, the Company has revised its application of expected payments to equate to a “best estimate” of payments. Under this application, expected payments typically include (i) payments already received and (ii) those milestone payments not yet received but that the Company believes are “more likely than not” of receiving. Our support for the assertion that the next milestone is likely to be met is based on the (a) project status updates discussed at JSC meetings; (b) clinical trial/development results of prior phases; (c) progress of current clinical trial/development phases; (c) directional input of collaboration partners and (d) knowledge and experience of the Company’s scientific staff. After considering the above factors, the Company believes those payments included in “expected payments” are more likely than not of being received. While this interpretation differs from that used previously by the Company, it does not result in any change to previously recognized revenues in either timing or amount for periods through December 31, 2007.

     Purchased Technology – Purchased technology represents the value assigned to patents and the rights to use, sell or license certain technology in conjunction with our proprietary carrier technology. These assets underlie our research and development projects related to various research and development projects.

     Warrants – Warrants issued in connection with the equity financing completed in March 2005 and August 2007 and to MHR have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information on the volatility in market value of derivative instruments.

     Equipment and Leasehold Improvements – Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the life of the lease or of the improvements, whichever is shorter. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

     Impairment of Long-Lived Assets – In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is triggered if the carrying amount exceeds estimated undiscounted future cash flows. Actual results could differ significantly from these estimates, which would result in additional impairment losses or losses on disposal of the assets. During the years ended December 31, 2007, 2006 and 2005, we did not recognize any significant impairment losses.

     Clinical Trial Accrual Methodology – Clinical trial expenses represent obligations resulting from our contracts with various research organizations in connection with conducting clinical trials for our product candidates. We account for those expenses on an accrual basis according to the progress of the trial as measured by patient enrollment and the timing of the various aspects of the trial. Accruals are recorded in accordance with the following methodology: (i) the costs for period expenses, such as investigator meetings and initial start-up costs, are expensed as incurred based on management’s estimates, which are impacted by any change in the number of sites, number of patients and patient start dates; (ii) direct service costs, which are primarily on-going monitoring costs, are recognized on a straight-line basis over the life of the contract; and (iii) principal investigator expenses that are directly associated with recruitment are recognized based on actual patient recruitment. All changes to the contract amounts due to change orders are analyzed and recognized in accordance with the above methodology. Change orders are triggered by changes in the scope, time to completion and the number of sites. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates.

New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. The provisions of SFAS No. 157 are effective for us for fiscal years beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS 159 effective for the fiscal year beginning January 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In June 2007, the FASB affirmed the conclusions of the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 07-03 Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concluded that non-refundable advance payments for future research and development activities pursuant to an executory contractual arrangement should be capitalized until the goods have been delivered or the related services have been performed. This EITF is effective for fiscal years beginning January 1, 2008, and requires entities to recognize the effects of applying the guidance in this Issue prospectively for new contracts entered into after January 1, 2008. The adoption of EITF 07-03 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

     As of December 31, 2007, we had no material off-balance sheet arrangements.

     In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2007.

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

Contractual Arrangements

Significant contractual obligations as of December 31, 2007 are as follows:

		Amount Due in
		Less than	1 to 3	4 to 5	More than
Type of Obligation	Total	1 year	years	years	5 years
	(in thousands)
Long-term debt (1) (2)	$43,032	$-	$12,515	$30,517	$-
Derivative liabilities (3)	2,487	2,487	-	-	-
Operating lease obligations	11,684	2,436	7,435	1,813	-
Clinical research organizations (4)	17	17	-	-	-
Total	$57,220	$4,940	$19,950	$32,330	$-
____________________

(1)	Amounts include both principal and related interest payments.

(2)	In December 2004, we issued a $10 million convertible note payable to Novartis (the “Novartis Note”) due December 2009. Interest may be paid annually or accreted as additional principal. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met. Upon the occurrence of an event of default prior to conversion, or within six months of conversion, any unpaid principal and accrued interest on the Novartis Note would become immediately due and payable. At December 31, 2007, the balance on the Novartis Note was $11.5 million.

We have outstanding $18.2 million in Convertible Notes payable to MHR and its affiliates (“MHR”) due September 2012 and convertible at the sole discretion of MHR into shares of our common stock at a price of $3.78. Interest at 11% is payable in additional Convertible Notes rather than in cash and we have the right to call the Convertible Notes after September 10, 2010 if certain conditions are satisfied. The Convertible Notes are subject to acceleration upon the occurrence of certain events of default.

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

     On April 6, 2007, the Board of Directors appointed Michael V. Novinski to the position of President and Chief Executive Officer. Pursuant to his appointment, the Company has entered into a three year employment agreement with Mr. Novinski. If Mr. Novinski’s contract is terminated without cause or at any time by the executive for good reason as defined in his contract, we are obligated to make severance payments to Mr. Novinski.

     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, our Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief. Dr. Goldberg’s employment agreement provides, among other things, that in the event he is terminated without cause, he would be paid his base salary plus bonus, if any, for a severance period of eighteen months or, in the event of a change of control twenty four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provides that in the event he is terminated with cause he will receive no additional compensation. During the year ended December 31, 2007, the Company accrued the estimated costs to settle this matter. Dr. Goldberg continues to serve on the Board of Directors. His term as director is up at the annual meeting in 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Fair Value of Warrants and Derivative Liabilities. At December 31, 2007, the value of derivative instruments was $2.5 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect on the fair value of derivative instruments from changes in the assumptions made:

Increase/(decrease)
(in thousands)
10% increase in stock price	$429
20% increase in stock price	876
5% increase in assumed volatility	200

10% decrease in stock price	(409)
20% decrease in stock price	(795)
5% decrease in assumed volatility	(205)

     Investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments may consist of commercial paper, corporate debt securities, U.S. government securities and auction rate securities. Our investment policy requires that commercial paper be rated A-1, P-1 or better by either Standard and Poor’s Corporation or Moody’s Investor Services or another nationally recognized agency and that securities of issuers with a long-term credit rating must be rated at least “A” (or equivalent). Our fixed rate interest-bearing investments totaled $6.4 million at December 31, 2007. These investments mature within one years. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

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

EMISPHERE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of Directors and Stockholders of Emisphere Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, consolidated statements of cash flows and consolidated statements of stockholders' (deficit) equity, present fairly, in all material respects, the financial position of Emisphere Technologies Inc. and its subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing in Item 9A of the 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for share-based compensation in 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to consolidated financial statements, the Company has experienced sustained operating losses, has limited capital resources and has significant future commitments that raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 17, 2008

EMISPHERE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,938	$8,035
Restricted cash	246	-
Short-term investments	9,916	13,498
Accounts receivable	240	216
Prepaid expenses and other current assets	1,035	1,082
Total current assets	15,375	22,831
Equipment and leasehold improvements, net	2,074	2,652
Purchased technology, net	1,555	1,794
Other assets	477	815
Total assets	$19,481	$28,092

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,874	$2,649
Deferred revenue	73	30
Derivative instruments	2,487	6,498
Other current liabilities	73	277
Total current liabilities	5,507	9,454
Notes payable, including accrued interest and net of related discount	27,320	24,744
Deferred lease liability and rent credit, net of current portion	328	-
Total liabilities	33,155	34,198

Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding-none	-	-
Common stock, $.01 par value; authorized 100,000,000 shares; issued 30,626,660 shares
(30,336,928 outstanding) in 2007 and 28,528,677 shares (28,238,945 outstanding) in 2006	306	285
Additional paid-in capital	399,282	389,935
Accumulated deficit	(409,300)	(392,372)
Accumulated other comprehensive loss	(10)	(2)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)
Total stockholders’ deficit	(13,674)	(6,106)
Total liabilities and stockholders’ deficit	$19,481	$28,092

The accompanying notes are an integral part of the consolidated financial statements

EMISPHERE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$4,077	$7,259	$3,540
Costs, expenses and income from settlement of lawsuit:
Research and development	21,076	18,892	18,915
General and administrative	14,459	11,693	13,165
Loss (gain) on disposal of fixed assets, net of impairment loss	35	2	(397)
Depreciation and amortization	1,048	3,800	4,312
Income from settlement of lawsuit:
Proceeds from settlement of lawsuit	(18,000)	-	-
Expenses from settlement of lawsuit	6,110	-	-
Income from settlement of lawsuit, net	(11,890)	-	-
Total costs, expenses and income from settlement of lawsuit	24,728	34,387	35,995
Operating loss	(20,651)	(27,128)	(32,455)

Other non-operating income (expense):
Beneficial conversion of convertible security	-	(12,215)	-
Gain on extinguishment of note payable	-	-	14,663
Investment and other income	1,281	1,302	1,506
Change in fair value of derivative instruments	5,057	(1,390)	(624)
Interest expense	(2,615)	(2,335)	(1,141)
Total other income (expense)	3,723	(14,638)	14,404
Net loss	$(16,928)	$(41,766)	$(18,051)
Net loss per share, basic	$(0.58)	$(1.58)	$(0.81)
Net loss per share, diluted	$(0.76)	$(1.58)	$(0.81)
Weighted average shares outstanding, basic	29,039,101	26,474,072	22,300,646
Weighted average shares outstanding, diluted	29,128,013	26,474,072	22,311,881

The accompanying notes are an integral part of the consolidated financial statements

EMISPHERE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(16,928)	$(41,766)	$(18,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,048	3,800	4,312
Non-cash beneficial conversion feature	-	12,215	-
Non-cash interest expense	2,615	1,909	667
Changes in the fair value of derivative instruments	(5,057)	1,390	624
Gain on extinguishment of note payable	-	-	(14,663)
Non-cash compensation	3,068	1,653	167
Net realized loss (gain) on sale of investments	-	6	(980)
Loss (gain) on disposal of fixed assets	35	2	(563)
Impairment of intangible and fixed assets and other	86	(42)	316
Changes in assets and liabilities excluding non-cash charges:
(Increase) decrease in accounts receivable	(24)	(145)	49
Decrease (increase) in prepaid expenses and other current and non-current
assets	348	(156)	293
Increase (decrease) in accounts payable and accrued expenses	225	(667)	(507)
Increase (decrease) in deferred revenue	43	(260)	(1,549)
Increase (decrease) in deferred lease liability	137	(397)	(397)
Total adjustments	2,524	19,308	(12,231)
Net cash used in operating activities	(14,404)	(22,458)	(30,282)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	15,650	14,994	8,593
Purchases of investments	(12,084)	(25,450)	-
(Increase) decrease in restricted cash	(246)	4,294	(4,294)
Proceeds from collection of CEO note receivable	-	-	1,883
Proceeds from sale of fixed assets	28	6	4,142
Capital expenditures	(293)	(322)	(121)
Net cash provided by (used in) investing activities	3,055	(6,478)	10,203
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	346	3,637	655
Net proceeds from issuance of common stock	5,954	31,059	11,321
Proceeds from issuance of warrants	952	551	3,737
Net proceeds from issuance of note payable	-	-	12,866
Repayment of Elan note payable	-	-	(13,000)
Repayment of notes payable and capital lease obligation	-	(226)	(517)
Net cash provided by financing activities	7,252	35,021	15,062
Net (decrease) increase in cash and cash equivalents	(4,097)	6,085	(5,017)
Cash and cash equivalents, beginning of year	8,035	1,950	6,967
Cash and cash equivalents, end of year	$3,938	$8,035	$1,950

Supplemental disclosure of cash flow information:
Interest paid	$-	$426	$474
Non-cash investing and financing activities:
Settlement of derivative instrument liability	$-	$958	$-
Issuance of stock options to consultants	$(6)	$32	$117
Issuance of warrants	-	-	$1,632
Treasury stock received as partial settlement of CEO note receivable	-	-	$164

The accompanying notes are an integral part of the consolidated financial statements

EMISPHERE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the years ended December 31, 2007, 2006 and 2005
(in thousands, except share data)

						Accumulated	Common Stock
	Common Stock		Additional			Other	Held in Treasury
			Paid-in	Note	Accumulated	Comprehensive
	Shares	Amount	Capital	Receivable	Deficit	(Loss) Income	Shares	Amount	Total
Balance, December 31, 2004	19,354,349	$193	$325,721	($804)	($332,555)	($42)	243,600	($3,787)	($11,274)
Net loss					(18,051)				(18,051)
Unrealized gain on investments						16			16
Comprehensive loss									(18,035)
Issuance of common stock in connection
with paydown of Elan note			1,632						1,632
Proceeds attributed to Issuance of common
stock	4,000,000	40	11,281						11,321
Sale of common stock under employee stock
purchase plans and exercise of options	305,100	4	651						655
Collection of CEO note receivable				804			46,132	(165)	639
Issuance of stock to directors	13,850		50						50
Issuance of stock options for consulting
services			117						117
Balance, December 31, 2005	23,673,299	237	339,452	-	(350,606)	(26)	289,732	(3,952)	(14,895)
Net loss					(41,766)				(41,766)
Unrealized gain on investments						24			24
Comprehensive loss									(41,742)
Exercise of warrants	400,000	4	3,520						3,524
Beneficial conversion of convertible
security			12,215						12,215
Equity proceeds from issuance of common
stock, net of share issuance expenses	4,000,000	40	31,018						31,058
Sale of common stock under employee stock
purchase plans and exercise of options	450,918	4	2,077						2,081
Stock based compensation expense for
employees			1,581						1,581
Stock based compensation expense for
directors	4,460		40						40
Issuance of stock options for consulting
services			32						32
Balance, December 31, 2006	28,528,677	285	389,935	-	(392,372)	(2)	289,732	(3,952)	(6,106)
Net loss					(16,928)				(16,928)
Unrealized loss on investments						(8)			(8)
Comprehensive loss									(16,936)
Equity proceeds from issuance of common
stock, net of share issuance expenses	2,000,000	20	5,934						5,954
Sale of common stock under employee stock
purchase plans and exercise of options	82,023	1	345						346
Stock based compensation expense for
employees			3,014						3,014
Stock based compensation expense for
directors	15,960		60						60
Issuance of stock options for consulting
services			(6)						(6)
Balance, December 31, 2007	30,626,660	$306	$399,282	-	($409,300)	($10)	289,732	($3,952)	($13,674)

The accompanying notes are an integral part of the consolidated financial statements

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Risks and Uncertainties and Liquidity

     Nature of Operations. Emisphere Technologies, Inc. (“Emisphere”, “our”, “us”, the “company” or “we”) is a biopharmaceutical company that focuses on our improved delivery of therapeutic molecules and pharmaceutical compounds using its eligen® technology. These molecules and compounds could be currently available or are in pre-clinical or clinical development.

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

     Liquidity. As of December 31, 2007, we had approximately $14.1 million in cash, restricted cash and investments, approximately $9.9 million in working capital, a stockholders’ deficit of approximately $13.7 million and an accumulated deficit of approximately $409 million. Our net loss and operating loss for the year ended December 31, 2007 (after receipt of $4.1 million of collaboration and milestone payments, which does not recur with regularity or at all, and $11.9 million income from the settlement of a lawsuit) was approximately $16.9 million and $20.7 million, respectively. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations only through approximately July 2008 or earlier if unforeseen events arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

     Our plan is to raise capital when needed and/or to pursue product partnering opportunities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Expenses will be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available when needed, or on favorable terms or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital before July 2008 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.

2. Summary of Significant Accounting Policies

     Use of Estimates. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of the carrying value of purchased technology, recognition of on-going clinical trial costs, estimated costs to complete research collaboration projects, accrued expenses, the variables and method used to calculate stock-based compensation, derivative instruments and deferred taxes.

     Principles of Consolidation. The consolidated financial statements include the accounts of one subsidiary for 2005. All inter-company transactions have been eliminated in consolidation. In June 2005, we sold this subsidiary.

     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash, cash equivalents, restricted cash and investments. We invest excess funds in accordance with a policy objective seeking to preserve both liquidity and safety of principal. We generally invest our excess funds in obligations of the U.S. government and its agencies, bank deposits, money market funds, mortgage-backed securities, and investment grade debt securities issued by corporations and financial institutions. We hold no collateral for these financial instruments.

     Cash, Cash Equivalents, and Investments. We consider all highly liquid, interest-bearing instruments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds. Our investment policy requires that commercial paper be rated A-1, P-1 or better by either Standard and Poor’s Corporation or Moody’s Investor Services or another nationally recognized agency and that securities of issuers with a long-term credit rating must be rated at least “A” (or equivalent).

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

     Purchased Technology. Purchased technology represents the value assigned to patents and the right to use, sell or license certain technology in conjunction with our proprietary carrier technology that were acquired from Ebbisham Ltd. These assets are utilized in various research and development projects. Such purchased technology is being amortized over 15 years, until 2014, which represents the average life of the patents acquired.

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

     Deferred Lease Liability. Our leases provide for rental holidays and escalations of the minimum rent during the lease term, as well as additional rent based upon increases in real estate taxes and common maintenance charges. We record rent expense from leases with rental holidays and escalations using the straight-line method, thereby prorating the total rental commitment over the term of the lease. Under this method, the deferred lease liability represents the difference between the minimum cash rental payments and the rent expense computed on a straight-line basis.

     Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), Financial Accounting Standards Board (“FASB”') and Emerging Issues Task Force No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenue includes amounts earned from collaborative agreements and feasibility studies and is comprised of reimbursed research and development costs, as well as upfront and research and development milestone payments. Deferred revenue represents payments received which are related to future performance. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration.

     Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for joint steering committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement; the most recent reviews took place in January 2008. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

     Generally under collaboration arrangements, nonrefundable payments received during the period of performance may include time- or performance-based milestones. The proportion of actual performance to total expected performance is applied to the “expected payments” in determining periodic revenue. However, revenue is limited to the sum of (1) the amount of nonrefundable cash payments received and (2) the payments that are contractually due but have not yet been paid.

     With regards to revenue recognition from collaboration agreements: the Company previously interpreted expected payments to equate to total payments subject to each collaboration agreement. On a prospective basis, the Company has revised its application of expected payments to equate to a “best estimate” of payments. Under this application, expected payments typically include (i) payments already received and (ii) those milestone payments not yet received but that the Company believes are “more likely than not” of receiving. Our support for the assertion that the next milestone is likely to be met is based on the (a) project status updates discussed at JSC meetings; (b) clinical trial/development results of prior phases; (c) progress of current clinical trial/development phases; (c) directional input of collaboration partners and (d) knowledge and experience of the Company’s scientific staff. After considering the above factors, the Company believes those payments included in “expected payments” are more likely than not of being received. While this interpretation differs from that used previously by the Company, it does not result in any change to previously recognized revenues in either timing or amount for periods through December 31, 2007.

     Research and Development and Clinical Trial Expenses. Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, pre-clinical development, and clinical trials. All costs associated with research and development are expensed as incurred.

     Clinical research expenses represent obligations resulting from our contracts with various research organizations in connection with conducting clinical trials for our product candidates. We account for those expenses on an accrual basis according to the progress of the trial as measured by patient enrollment and the timing of the various aspects of the trial. Accruals are recorded in accordance with the following methodology: (i) the costs for period expenses, such as investigator meetings and initial start-up costs, are expensed as incurred based on management’s estimates, which are impacted by any change in the number of sites, number of patients and patient start dates; (ii) direct service costs, which are primarily ongoing monitoring costs, are recognized on a straight-line basis over the life of the contract; and (iii) principal investigator expenses that are directly associated with recruitment are recognized based on actual patient recruitment. All changes to the contract amounts due to change orders are analyzed and recognized in accordance with the above methodology. Change orders are triggered by changes in the scope, time to completion and the number of sites. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates.

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

     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has not recognized any uncertain income tax positions.

     Stock-Based Employee Compensation. Beginning January 1, 2006, we account for Stock-Based Compensation in accordance with SFAS 123(R) “Share-Based Payment” and SAB 107. We adopted SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized for new awards or awards modified, repurchased or cancelled and only for the portion of outstanding awards for which the requisite service has not been rendered as of the adoption date. The expense related to such portion of outstanding awards upon adoption is based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures. SFAS 123(R) supersedes the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Since we have adopted SFAS 123(R) under the modified version of prospective application, there is no restatement of prior periods. Therefore the 2007 and 2006 operations reflect a stock based compensation charge, employee stock options and the 2005 operations do not reflect such charge other than in pro-forma information contained in Note 11.

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

     Fair Value of Financial Instruments. The carrying amounts for cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their short-term nature. We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not yet obtained or developed a valuation model. Additionally, we are engaged in research and development activities and have not yet developed products for sale. Accordingly, at this stage of our development, a credit risk assessment is highly judgmental. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2007, the carrying value of the notes payable and accrued interest was $27.3 million. See Note 7 for further discussion of the notes payable.

     Derivative Instruments. Derivative instruments consist of common stock warrants, and certain instruments embedded in the certain Notes payable and related agreements. These financial instruments are recorded in the consolidated balance sheets at fair value as liabilities. Changes in fair value are recognized in earnings in the period of change.

     Comprehensive Loss. Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The disclosures required by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” for the years ended December 31, 2007, 2006 and 2005 have been included in the consolidated statements of stockholders’ equity.

     Future Impact of Recently Issued Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. The provisions of SFAS No. 157 are effective for us for fiscal years beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS 159 effective for the fiscal year beginning January 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

	Amortized		Realized
	Cost Basis	Proceeds	Gains	Losses	Net
Year ended December 31,	(in thousands)
2007	$-	$-	$-	$-	$-
2006	1,000	994	-	(6)	(6)
2005	1,088	2,068	989	(9)	980

The following is a summary of the fair value of available for sale investments:

	December 31, 2007
	Amortized		Unrealized Holding
	Cost Basis	Fair Value	Gains	Losses	Net
	(in thousands)
Maturities less than one year:
Auction rate securities	$3,500	$3,500	-	-	-
Corporate debt securities	3,521	3,515	-	$(6)	$(6)
U.S. government securities	2,905	2,901	-	(4)	(4)
	$9,926	$9,916	-	$(10)	$(10)

	December 31, 2006
	Amortized		Unrealized Holding
	Cost Basis	Fair Value	Gains	Losses	Net
	(in thousands)
Maturities less than one year:
Auction rate securities	$12,500	$12,500	-	-	-
Maturities between one and two years:
Mortgage-backed securities	1,000	998	-	$(2)	$(2)
	$13,500	$13,498	-	$(2)	$(2)

     The following table shows the unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual security has been in a continuous loss position at December 31, 2007 and 2006. The securities listed at December 31, 2007 mature at various dates through November 2008.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
At December 31, 2007:	(in thousands)
Corporate debt securities	$3,515	$(6)	-	-	$3,515	$(6)
U.S. government securities	2,901	(4)	-	-	2,901	(4)
	$6,416	$(10)	-	-	$6,416	$(10)

At December 31, 2006:
Mortgage-backed securities	$998	$(2)	-	-	$998	$(2)

     The unrealized losses on our investments were primarily caused by interest rate increases, which generally resulted in a decrease in the market value of our portfolio. Changes in fair value due to interest rate changes typically diminish as the securities approach maturity. We intend to hold these securities for most, if not all, of their remaining term. As a result, we do not consider these marketable securities at December 31, 2007 and 2006 to be other-than-temporarily impaired.

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

     Fixed Assets. Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	December 31,
	in Years	2007	2006
		(in thousands)
Equipment	3-7	$9,190	$9,685
Leasehold improvements	Life of lease	18,412	19,224
		27,602	28,909
Less, accumulated depreciation and amortization		25,528	26,257
		$2,074	$2,652

     Depreciation expense for the years ended December 31, 2007, 2006 and 2005, was $0.8 million, $3.6 million and $4.1 million, respectively.

     On March 1, 2007, we exercised the first extension option under the lease for our Tarrytown facility resulting in an extension of the term from August 31, 2007 to August 31, 2012. This resulted in a change in the estimated useful life of the related leasehold improvements under which the remaining net book value at January 1, 2007 will be amortized over the period through August 31, 2012. The effect of this change in useful life was to lower depreciation and amortization expense by approximately $2.4 million in the year ended December 31, 2007 compared to the prior year.

5. Purchased Technology

     The carrying value of the purchased technology is comprised as follows:

	December 31,
	2007	2006
	(in thousands)
Gross carrying amount	$4,533	$4,533
Less, accumulated amortization	2,978	2,739
Net book value	$1,555	$1,794

     Annual amortization of purchased technology was $239 thousand for 2007, 2006 and 2005 and is estimated to be $239 thousand for each of the next five years.

     At December 31, 2007 and 2006, we performed an evaluation of the recoverability of the remaining purchased technology related to our proprietary carrier technology. We estimate that future undiscounted cash flows from programs related to the carrier technology are sufficient to realize the carrying value of the asset and, therefore, no impairment of the remaining purchased technology has been recorded.

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
	(in thousands)
Accounts payable and accrued expenses	$824	$817
Severance accrual	1,278	-
Accrued legal, professional fees and other	454	1,277
Accrued vacation	301	503
Clinical trial expenses and contract research	17	52
	$2,874	$2,649

7. Notes Payable and Restructuring of Debt

     Notes payable consist of the following:

	December 31,
	2007	2006
	(in thousands)
MHR Note	$15,836	$13,764
Novartis Note	11,484	10,980
	$27,320	$24,744

     MHR Note. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR Institutional Partners IIA LP (together with its affiliates, “MHR”). Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for senior secured convertible notes (the “Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the Convertible Notes are convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. At December 31, 2007, the Convertible Notes were convertible into 4,806,404 shares of our common stock. The Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR on substantially all of our assets. Interest is payable in the form of additional Convertible Notes rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. Further, the Convertible Notes provide MHR with the right to require redemption in the event of a change in control, as defined, prior to September 26, 2009. Such required redemption would be at 102% of the then outstanding principal through September 26, 2008 and decreasing to 101% in through September 26, 2009. Additionally, MHR was granted certain registration rights.

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

     The Convertible Notes provide MHR with the right to require us to redeem the Loan in the event of a change in control. Based on the provisions of SFAS 133, the change in control redemption feature has been determined to be an embedded derivative instrument which must be separated from the host contract. For the years ended December 31, 2006 and 2005, the fair value of the change in control redemption feature was estimated using a combination of a put option model for the penalties and the Black-Scholes option pricing model for the conversion option that would exist under the Convertible Note. The estimate resulted in a value that was de minimis and therefore, no separate liability was recorded. Changes in the assumptions used to estimate the fair value of this derivative instrument, in particular the probability that a change in control will occur, could result in a material change to the fair value of the instrument. For the year ended December 31, 2007, management determined the probability of exercise of the right due to change in control to be remote. The fair value of the change in control redemption feature at issuance was de minimis.

     The book value of the MHR Note is comprised of the following:

	December 31,
	2007	2006
	(in thousands)
Face value of the note	$18,168	$16,283
Discount (related to the warrant purchase option)	(1,093)	(1,181)
Lender’s financing costs	(1,239)	(1,338)
	$15,836	$13,764

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

     The Convertible Notes provide for various events of default including for failure to perfect any of the liens in favor of MHR, failure to observe any covenant or agreement, failure to maintain the listing and trading of our common stock, sale of a substantial portion of our assets, merger with another entity without the prior consent of MHR, or any governmental action renders us unable to honor or perform our obligations under the Loan Agreement or results in a material adverse effect on our operations. If an event of default occurs, the Convertible Notes provide for the immediate repayment and certain additional amounts as set forth in the Convertible Notes. We have received a waiver from MHR, through March 18, 2009 for certain defaults under the agreement.

     Novartis Note. On December 1, 2004 we received $10 million in exchange for issuance of a convertible note to Novartis (the “Novartis Note”) in connection with a new research collaboration option relating to the development of PTH 1-34. The Novartis Note is convertible, at our option, at any time prior to maturity on December 1, 2009 into a number of shares of our common stock equal to the principal and accrued and unpaid interest divided by the then market price of our common stock, provided certain conditions are met. Those conditions include that the number of shares issued to Novartis does not exceed 19.9% of the total shares of our common stock outstanding, that at the time of such conversion no event of default under the Note has occurred and is continuing and that there is either an effective shelf registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144(k). At December 31, 2007, the Novartis Note was convertible into 3,743,700 shares of our common stock.

     The Novartis Note bears interest at a rate of 5% until December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are accruing interest which is being recorded using the effective interest rate method, which results in an effective interest rate of 4.5%.

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

     The scheduled repayments of all debt outstanding as of December 31, 2007 are as follows:

Debt
(in thousands)
2008	-
2009	$11,484
2010	-
2011	-
2012	18,168
$29,652

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

8. Derivative Instruments

     Derivative instruments consist of the following:

	December 31,
	2007	2006
	(in thousands)
March 2005 equity financing warrants	$1,163	$4,132
MHR warrants	764	2,366
August 2007 equity financing warrants	560	-
	$2,487	$6,498

     March 2005 Equity Financing Warrants. In connection with the March 2005 offering, Emisphere sold warrants to purchase 1.5 million shares of common stock. The warrants were originally issued with an exercise price of $4.00 and expire on March 31, 2010. The warrants provide for certain anti-dilution protection as provided therein. Warrants to purchase up to 967,464 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. The anti-dilution feature of the warrants was triggered in connection with the August 2007 financing, resulting in an increase to the warrant shares of 4,838, as well as an adjustment to the exercise price. At December 31, 2007, we have outstanding warrants to purchase up to 1,354,838 shares of common stock. The adjusted exercise price for 967,464 of the warrants is $3.98 and for the other 387,374 warrants is $3.76. Under the terms of the warrant, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrant has been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of December 31, 2007 are a closing stock price of $2.73, expected volatility of 69.92% over the remaining term of two years and three months and a risk-free rate of 3.03%. The fair value of the warrants decreased by $3.0 million and increased by $234 thousand for the years ended December 31, 2007 and 2006, and $435 thousand during the period between issuance and December 31, 2005, and the fluctuation has been recorded in the statement of operations. In October 2006, 150,000 of these warrants were exercised. The Company realized proceeds of $600 thousand related to the exercise of the warrants, and as a result, the related liability was reclassified as equity. The fair value of the warrants that were exercised increased by $580 thousand from the period between January 1, 2006 and the exercise. The warrants will be adjusted to estimated fair value for each future period it remains outstanding.

     MHR Warrants. In connection with the Loan Agreement with MHR, Emisphere sold warrants for 617,211 shares to MHR for $551 thousand. The warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The warrants have the same terms as the equity financing warrants, with no limit upon adjustments to the exercise price. The anti-dilution feature of the warrants was triggered in connection with the August 2007 financing, resulting in an adjusted exercise price of $3.76. Based on the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the warrant purchase option has been determined to be an embedded derivative instrument which must be separated from the host contract. The MHR warrants contain the same potential cash settlement provisions as the equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrant purchase option was $1.3 million at issuance, which was estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of December 31, 2007 are a closing stock price of $2.73, expected volatility of 70.57% over the remaining term of three years and nine months and a risk-free rate of 3.03%. $49 thousand of the deferred financing costs related to the Loan Agreement and $128 thousand representing reimbursement of MHR’s legal fees have been allocated to the warrant purchase option. Both amounts were expensed at issuance. The fair value of the MHR warrants/ warrant purchase option decreased by $1.6 million and increased by $360 thousand for the years ended December 31, 2007 and 2006, respectively, and increased by $208 thousand during the period between issuance and December 31, 2005 and the fluctuation has been recorded in the statement of operations. The MHR warrants will be adjusted to estimated fair value for each future period it remains outstanding. See Note 7 for a further discussion of the warrant purchase option and the MHR Note.

     August 2007 Equity Financing Warrants. In connection with the August 2007 offering, Emisphere sold warrants to purchase up to 400,000 shares of common stock. The warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The warrants provide for certain anti-dilution protection as provided therein. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The warrants were accounted for with an initial value of $1.0 million on August 22, 2007. The assumptions used in computing the fair value as of December 31, 2007 are a closing stock price of $2.73, expected volatility of 71.96% over the remaining term of four years and eight months and a risk-free rate of 3.14%. The fair value of the warrants decreased by $486 thousand from the period between August 22, 2007 and December 31, 2007 and the fluctuations have been recorded in the statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.

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

9. Income Taxes

     As of December 31, 2007, we have available unused federal net operating loss carry-forwards of $327 million and unused state net operating loss carryfoward of $316.3 million. If not utilized, $7.1 million, $7.6 million and $5.7 million of the federal and state net operating loss carry-forwards will expire in 2008, 2009 and 2010, respectively, with the remainder expiring in various years from 2011 to 2027. Our research and experimental tax credit carry-forwards expire in various years from 2008 to 2027.

     The effective rate differs from the statutory rate of 34% for 2007 and 2006 primarily due to the following:

	2007	2006
Statutory rate on pre-tax book loss	(34.00%)	(34.00%)
Stock option issuance	5.71%	0.90%
Disallowed interest	1.17%	0.41%
Derivatives	(10.16%)	1.13%
Research and experimentation tax credit	(1.44%)	(2.03%)
Expired net operating losses and credits	14.03%	4.90%
Other	1.38%	(3.18%)
Change in valuation allowance	23.31%	31.87%
	0.00%	0.00%

     There is no provision for income taxes because we have incurred recurring losses.

     The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets and valuation allowance:
Current deferred tax asset:
Accrued liabilities	$271	$316
Valuation Allowance	(271)	(316)
Net current deferred tax asset	$-	$-

Noncurrent deferred tax assets:
Accrued liabilities	$-	$20
Fixed and intangible assets	5,544	5,896
Net operating loss carry-forwards	130,163	128,178
Capital loss and charitable carry-fowards	2,783	-
Research and experimental tax credits	12,940	13,269
Stock compensation	149	83
Interest	1,026	414
Valuation allowance	(152,605)	(147,860)
Net noncurrent deferred tax asset	$-	$-

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

     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has not recognized any uncertain income tax positions.

10. Stockholders’ Deficit

     On April 20, 2007, the stockholders of the Company approved an increase in the Company’s authorized common stock from 50 million to 100 million shares.

     On August 22, 2007, we completed the sale of two million registered shares of common stock at $3.785 per share. Proceeds from this offering were $6.9 million, net of total issuance costs of $0.7 million, which will be used for general corporate purposes. As the shares of stock were sold in connection with warrants, $5.9 million was allocated to the issuance of the stock and $1.0 million was allocated to the warrants.

     Our certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of December 31, 2007 and 2006, there were no shares of preferred stock outstanding.

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

11. Stock-Based Compensation Plans

     Total compensation expense recorded during the years ended December 31, 2007 and 2006 for share-based payment awards was $3.1 million and $1.6 million, respectively, of which $1.4 million and $0.9 million is recorded in research and development and $1.7 million and $0.7 million is recorded in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2007 and 2006, respectively. Included in compensation expense during the year ended December 31, 2007 is incremental costs of $0.8 million resulting from the modification of previously granted stock option awards for 4 former executives. Under the terms of the separation agreements with these executives, certain option grants received accelerated vesting, extended of the exercise period or both.

     At December 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $3.1 million, which is expected to be recognized over a weighted-average period of 1.9 years. No tax benefit was realized due to a continued pattern of operating losses. We have a policy of issuing new shares to satisfy share option exercises. Cash received from options exercised totaled $0.4 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively.

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

     The following weighted-average assumptions were used for grants made under the stock option plans for the years ended December 31, 2007 and 2006:

	2007
	Directors	Executives	Employees
Expected volatility	84.9%	82.9%	83.0%
Expected term	5 years	10 years	5.5 years
Risk-free interest rate	4.28%	4.82%	4.62%
Dividend yield	0%	0%	0%
Annual forfeiture rate	0%	0%	5%

	2006
	Directors	Employees
Expected volatility	73.7%	82.9%
Expected term	0.5 years	5.5 years
Risk-free interest rate	4.8%	4.54%
Dividend yield	0%	0%
Annual forfeiture rate	0%	5%

     Stock Option Plans. On April 20, 2007, the stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of 3,275,334 shares as follows: 2,500,000 new shares, 374,264 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors (the “Directors Stock Plan”). In addition, shares cancelled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan, once registered. As of December 31, 2007 1,913,849 shares remain available for issuance under the 2007 Plan.

     The Company’s other active Stock Option Plan is the 2002 Broad Based Plan (the “2002 Plan”). Under the 2002 Plan, a maximum of 160,000 shares are authorized for issuance to employees in the form of either incentive stock options (“ISOs”), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. As of December 31, 2007, 109,644 shares remain available for issuance under the 2002 Plan.

     The Company also has grants outstanding under various expired and terminated Stock Option Plans, including the 1991 Stock Option Plan (the “1991 Plan”), the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) and the 2000 Stock Option Plan (the “2000 Plan”). Under our 1991, 1995 and 2000 Plans a maximum of 2,500,000, 2,550,000 and 1,945,236 shares of our common stock, respectively, were available for issuance. The 1991 Plan was available to employees and consultants; the 2000 Plan was available to employees, directors and consultants. The 1991 Plan and 2000 Plan provide for the grant of either incentive stock options (“ISOs”), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. The 1995 Plan provides for grants of non-qualified stock options to officers and key employees. Generally, the options vest at the rate of 20% per year and expire within a five- to ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans.

     Transactions involving stock options awarded under the Stock Option Plans described above during the years ended December 31, 2007 and 2006 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term in Years	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2005	3,799,513	$16.65
Granted	241,305	$5.99		$-
Expired	(30,342)	$12.69
Forfeited	(119,397)	$5.70
Exercised	(84,067)	$4.24		$396
Outstanding at December 31, 2006	3,807,012	$16.63	4.3	$1,352
Granted	1,514,735	$4.55		$60
Expired	(2,041,125)	$21.29
Forfeited	(381,696)	$4.30
Exercised	(31,050)	$1.56		$89
Outstanding at December 31, 2007	2,867,876	$8.73	6.4	$-
Exercisable at December 31, 2007	1,577,539	$12.05	4.2	$-

     The weighted-average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $3.15 and $4.25, respectively.

     Outside Directors’ Plan. We previously issued options to outside directors who are neither officers nor employees of Emisphere nor holders of more than 5% of our common stock under the Stock Option Plan for Outside Directors (the “Outside Directors’ Plan”). As amended, a maximum of 725,000 shares of our common stock were available for issuance under the Outside Directors’ Plan in the form of options and restricted stock. The outside Directors’ Plan expired on January 29, 2007. Options and restricted stock are now granted to directors under the 2007 Plan discussed above.

     Transactions involving stock options awarded under the Outside Directors’ Plan during the years ended December 31, 2007 and 2006 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term in Years	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2005	240,000	$11.21
Granted	25,460	$7.40		$40
Exercised	(88,460)	$5.69		$86
Outstanding at December 31, 2006	177,000	$13.42	5.3	$50
Expired	(21,000)	$13.75
Outstanding at December 31, 2007	156,000	$13.38	5.0	$-
Exercisable at December 31, 2007	149,000	$13.74	4.9	$-

     The weighted-average grant date fair value of options granted during the year ended December 31, 2006 was $1.94.

     Directors’ Deferred Compensation Stock Plan. The Directors’ Deferred Compensation Stock Plan (the “Directors’ Deferred Plan”) ceased as of May 2004. Under the Director’s Deferred Plan, directors who were neither officers nor employees of Emisphere had the option to elect to receive one half of the annual Board of Directors’ retainer compensation, paid for services as a Director, in deferred common stock. An aggregate of 25,000 shares of our common stock has been reserved for issuance under the Directors’ Deferred Plan. During the years ended December 31, 2004 and 2003, the outside directors earned the rights to receive an aggregate of 1,775 shares and 2,144 shares, respectively. Under the terms of the Directors’ Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board of Directors. In September 2005, we issued 2,651 shares to Mr. Levenson and 355 shares to Mr. Black. We recorded as an expense the fair market value of the common stock issuable under the plan. As of December 31, 2007, there are 3,122 shares issuable under the plan.

     Non-Plan Options. Our Board of Directors has granted options (“Non-Plan Options”) which are currently outstanding for the accounts of two consultants. The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

      Transactions involving awards of Non-Plan Options during the year ended December 31, 2007 and 2006 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term in Years	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2005	50,000	$8.86
Exercised	30,000	$4.88		$117
Outstanding at December 31, 2006	20,000	$14.84	5.3	$17
Outstanding at December 31, 2007	20,000	$14.84	4.3	$-
Exercisable at December 31, 2007	20,000	$14.84	4.3	$-

     Employee Stock Purchase Plans. We also previously granted options under two employee stock purchase plans (the “Purchase Plans”) - the 1994 Employee Stock Purchase Plan (the “Qualified Plan”) and the 1994 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”). These plans were terminated effective October 31, 2006. The Purchase Plans provided for the grant to qualified employees of options to purchase our common stock. These options were granted for dollar amounts of up to 15% of an employee’s quarterly compensation. The exercise price per share was equal to the lesser of the fair market value of our common stock on the date of grant or 85% of the fair market value on the date of exercise. Options were granted automatically on February 1, May 1, August 1, and November 1 and expired six months after the date of grant. The Qualified Plan was not available for employees owning more than 5% of our common stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan were granted to the extent that the option grants are restricted under the Qualified Plan. The Purchase Plans provided for the issuance of up to 1,500,000 shares of our common stock under the Qualified Plan and 200,000 shares under the Non-Qualified Plan.

     Transactions involving awards of Purchase Plan options during the year ended December 31, 2007 are summarized as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term in Years	Intrinsic Value
(in thousands)
Exercised	78,321	$4.57		$63

     Transactions involving awards of Purchase Plan options during the year ended December 31, 2006 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term in Years	Intrinsic Value
				(inthousands)
Granted	203,257	$5.70		$344
Exercised	320,519	$4.84		$809
Outstanding at December 31, 2006	75,143	$4.50	0.1	$60

     Pro Forma Information under FAS 123 For the years ended December 31, 2005, Prior To Adoption Of FAS 123(R). Prior to January 1, 2006, we accounted for share-based payment awards in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the awards are fixed and the quoted market price of our stock as of the grant date is equal to or less than the option exercise price. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (“SFAS No. 148”), pro forma operating results have been determined as if we had prepared our financial statements in accordance with the fair value based method. The following table illustrates the effect on net income and net income per share as if we had applied the fair value based method of accounting for stock based compensation during 2005. Since option grants awarded during 2005vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

Year ended
December 31,
2005
(in thousands,
except per share
amounts)
Net loss, as reported	$(18,051)
Add: Stock based compensation expense
included in reported net loss	50
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards	(2,690)
Pro forma net loss	$(20,691)

Net loss per share amounts, basic and diluted:
As reported	$(0.81)
Pro forma	$(0.93)

     For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The assumptions used in computing the fair value of options granted are expected volatility of 86% in 2005, expected lives of five years, zero dividend yield, and weighted-average risk-free interest rate of 3.9% in 2005. For the Employee Stock Purchase Plans, the total number of quarterly options awarded can vary as the exercise price per share is equal to the lesser of the fair market value of our common stock on the date of grant or 85% of the fair market value on the date of exercise. Therefore the final measure of compensation cost for these awards has been determined on the date at which the number of shares to which an employee is entitled and the exercise price are determinable, which is the exercise date. We calculate estimates of compensation cost as of balance sheet dates subsequent to the grant date and prior to the exercise date based on the current intrinsic value of the award, determined in accordance with the terms that would apply if the award had been exercised on those balance sheet dates. Those amounts are included in the pro forma compensation expense for the years ended December 31, 2005.

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

     All of our collaborative agreements are subject to termination by our corporate partners without significant financial penalty to them. Milestone payments received in connection with these agreements was $2 million, $6.5 million and $3 million in the years ended December 31, 2007, 2006 and 2005, respectively. Expense reimbursements received in connection with these agreements was $1.9 million, $0.5 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Expenses incurred in connection with these agreements and included in research and development were $0.6 million, $0.3 million and $0.2 million in the years ended December 31, 2007, 2006 and 2005, respectively. Significant agreements are described below.

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

     In December 1997, we entered into a collaboration agreement with Novartis to develop an oral salmon calcitonin (“sCT”), currently used to treat osteoporosis. In February 2000, Novartis agreed to execute its option to acquire an exclusive license to develop and commercialize oral sCT and as a result, Novartis made a $2 million milestone payment to us. In March 2000, Novartis paid us $2.5 million to obtain the license to our technology for sCT, and to obtain an option to use the eligen® technology for a second compound. Novartis’ rights to certain financial terms concerning the second compound have since expired. In February 2003, we announced favorable results of a Phase IIa study conducted by Novartis evaluating the performance in post-menopausal women of an oral tablet form of salmon calcitonin. Based on the data from that study, Novartis has initiated a parallel program to develop oral salmon calcitonin for the treatment of osteoarthritis. In February 2007, Novartis Pharma AG and its development partner Nordic Bioscience notified us of the initiation of a Phase III clinical trial for the treatment of osteoporosis with an oral form of salmon calcitonin (referred to as SMC021), a new drug candidate, using the Company’s eligen® delivery technology. As a result of the initiation of the trial, Emisphere received a milestone payment from Novartis of $2 million as well as reimbursement for approximately $0.7 million in costs. The $2.7 million was able to be recognized when received as we have met the requirements under our revenue recognition policy. Under the terms of the agreement, we may receive up to $5 million in additional milestone payments.

      Genta. In March 2006, we entered into a collaborative agreement with Genta, Incorporated (“Genta”) to develop an oral formulation of a gallium-containing compound. We currently receive reimbursements from Genta for the work performed during the formulation phase. We have recognized $1.2 million and $0.2 million in revenue related to these reimbursements for the years ended December 31, 2007 and 2006. We are eligible for future milestone payments totaling up to a maximum of $24.3 million under this agreement.

13. Defined Contribution Retirement Plan

     We have a defined contribution retirement plan (the “Retirement Plan”), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Retirement Plan. We have agreed to make discretionary contributions to the Retirement Plan. For the years ended December 31, 2007, 2006 and 2005, we made contributions to the Retirement Plan totaling approximately $327 thousand, $368 thousand and $351 thousand, respectively.

14. Net Loss Per Share

     The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Basic net loss	$(16,928)	$(41,766)	$(18,051)
Dilutive securities:
Warrants	(5,061)	-	19
Diluted net loss	$(21,989)	$(41,766)	$(18,070)

Weighted average common shares outstanding	29,039,101	26,474,072	22,300,646
Dilutive securities:
Warrants	88,911	-	11,235
Diluted average common stock equivalents outstanding	29,128,012	26,474,072	22,311,881

Basic net loss per share	$(0.58)	$(1.58)	$(0.81)
Diluted net loss per share	$(0.76)	$(1.58)	$(0.81)

     The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Year Ended December 31,
	2007	2006	2005
Options to purchase common shares	3,043,876	4,079,155	4,302,142
Outstanding warrants and options to purchase warrants	604,838	2,567,211	2,717,211
Novartis convertible note payable	3,743,700	2,050,785	2,418,362
MHR note payable	4,806,404	4,307,899	-
	12,198,818	13,005,050	9,437,715

15. Commitments and Contingencies

     Commitments. We currently lease office and laboratory space in Tarrytown, NY under a non-cancelable operating lease expiring in 2012 as well as office space in Cedar Knolls, NJ under a non-cancelable operating lease expiring in 2013. As of December 31, 2007, future minimum rental payments are as follows:

Years Ending December 31,	(in thousands)
2008	2,436
2009	2,471
2010	2,478
2011	2,486
2012	1,782
2013	31
Total	11,684

     Rent expense for the years ended December 31, 2007, 2006 and 2005 was $2.0 million, $1.4 million and $1.4 million, respectively. Additional charges under this lease for real estate taxes and common maintenance charges for the years ended December 31, 2007, 2006 and 2005, were $0.8 million, $1.1 million and $1.2 million, respectively. The lease for our principal executive, administrative and laboratory facilities was set to expire on August 31, 2007. On March 1, 2007, we exercised the first extension option under the existing lease for our premises for a term of five years.

     In accordance with the lease agreement in Cedar Knolls, NJ, the Company has entered into a standby letter of credit in the amount of $246 thousand as a security deposit. The standby letter of credit is fully collateralized with a time certificate of deposit account in the same amount. The certificate of deposit has been recorded as a restricted cash balance in the accompanying financials. As of December 31, 2007, there are no amounts outstanding under the standby letter of credit.

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

     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, our Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment agreement provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control twenty four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provides that in the event he is terminated with cause he will receive no additional compensation. During the year ended December 31, 2007, the Company accrued the estimated costs to settle this matter. Dr. Goldberg continues to serve on the Board of Directors. His term expires at the annual meeting in 2008.

     Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2007.

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

16. Summarized Quarterly Financial Data (Unaudited)

     Following are summarized quarterly financial data (unaudited) for the years ended December 31, 2007 and 2006:

	2007
	March 31	June 30	September 30	December 31
	(in thousands)
Total revenue	$2,809	$398	$571	$299
Operating (loss) income	(7,102)	(9,542)	3,453	(7,460)
Net (loss) income	(3,888)	(12,104)	2,956	(3,892)
Net (loss) income per share, basic	$(0.14)	$(0.43)	$0.10	$(0.13)
Net (loss) income per share, diluted	$(0.26)	$(0.43)	$0.09	$(0.18)

	2006
	March 31	June 30	September 30	December 31
	(in thousands)
Total revenue	$1,696	$5,220	$60	$283
Operating loss	(6,613)	(3,422)	(8,691)	(8,402)
Net income (loss)	(26,836)	(3,757)	(8,158)	(3,015)
Net income (loss) per share, basic	$(1.13)	$(0.14)	$(0.29)	$(0.11)
Net income (loss) per share, diluted	$(1.13)	$(0.14)	$(0.30)	$(0.30)

17. Settlement of Litigation

     On September 25, 2007, Emisphere agreed to accept $18 million from Eli Lilly and Company to settle the pending litigation between the two companies. Additional terms and conditions of the settlement were confidential. Emisphere received $11.9M of the settlement, net of attorneys’ fees and expenses.

18. Subsequent Event

     On February 8, 2008, Emisphere reported that it has sold to MannKind Corporation certain Emisphere patents and a patent application relating to diketopiperazine technology for a total purchase price of $2.5 million. An initial payment of $1.5 million was received in February 2008. An additional $0.5 million will be paid no later than July 5, 2009 with the remaining payment to be made no later than October 5, 2010.

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

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

     PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2007, which report is included herein at page 36.

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

Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

     On March 12, 2008, the Company received a letter dated March 11, 2008 from Michael M. Goldberg, M.D., resigning from the Company’s Board of Directors effective immediately.

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

A list of the financial statements filed as a part of this report appears on page 35.

(2) Financial Statement Schedules

Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Consolidated Financial Statements.

(3) Exhibits

A list of the exhibits filed as a part of this report appears on pages 63 thru 65.

(b)	See Exhibits listed under the heading “Exhibit Index” set forth on page 63.

(c)	Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Consolidated Financial Statements.

EXHIBIT INDEX

		Incorporated
		by Reference
Exhibit		(1)
3.1	Amended and restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007	R
3.2 (a)	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 and September 26, 2005	A, L
3.2 (b)	Amendment to the By-Laws, as amended, of Emisphere Technologies, Inc.	V
4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC	P
10.1(a)	1991 Stock Option Plan, as amended	F	(2)
10.1(b)	Amendment to the 1991 Stock Option Plan	Q	(2)
10.2(a)	Stock Incentive Plan for Outside Directors, as amended	C	(2)
10.2(b)	Amendment to the Amended and Restated Stock Incentive Plan for Outside Directors	Q	(2)
10.3(a)	Directors Deferred Compensation Stock Plan	E	(2)
10.3(b)	Amendment to the Directors Deferred Compensation Stock Plan	Q	(2)
10.4(a)	Employee Stock Purchase Plan, as amended	B	(2)
10.4(b)	Amendment to Emisphere Technologies, Inc. Employee Stock Purchase Plan	H	(2)
10.5	Non-Qualified Employee Stock Purchase Plan	B	(2)
10.6(a)	1995 Non-Qualified Stock Option Plan, as amended	B	(2)
10.6(b)	Amendment to the 1995 Non-Qualified Stock Option Plan	Q	(2)
10.7(a)	Emisphere Technologies, Inc. 2000 Stock Option Plan	G	(2)
10.7(b)	Amendment to Emisphere Technologies, Inc. 2000 Stock Option Plan	Q	(2)
10.8(a)	Emisphere Technologies, Inc. 2002 Broadbased Stock Option Plan	H	(2)
10.8(b)	Amendment to Emisphere Technologies, Inc. 2002 Broadbased Stock Option Plan	Q	(2)
10.9	Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	R	(2)
10.10	Amended and Restated Employment Agreement, dated April 28, 2005, between Michael M. Goldberg and Emisphere Technologies, Inc.	N	(2)
10.11	Stock Option Agreements, dated January 1, 1991, February 15, 1991, December 1, 1991, August 1, 1992 and October 6, 1995 between Michael M. Goldberg and Emisphere Technologies, Inc.	B	(2)(3)
10.12	Stock Option Agreement, dated July 31, 2000, between Michael M. Goldberg and Emisphere Technologies, Inc.	G	(2)
10.13	Employment Agreement dated April 6, 2007 between Michael V. Novinski and Emisphere Technologies, Inc.	S	(2)
10.14	Nonqualified Stock Option Agreement dated April 6, 2007 between Michael V. Novinski and Emisphere Technologies, Inc.	R	(2)
10.15	Incentive Stock Option Agreement dated February 12, 2007 between Lewis H. Bender and Emisphere Technologies, Inc.	R	(2)
10.16	Form of Nonqualified Stock Option Agreement	R	(2)
10.17	Form of Incentive Stock Option Agreement	R	(2)
10.18	Form of Restricted Stock Option Agreement	R	(2)
10.19	Agreement and Release by and between Shepard Goldberg and Emisphere Technologies, Inc., dated June 25, 2007	U	(2)
10.20	Agreement and Release by and between Steve Dinh and Emisphere Technologies, Inc.	*	(2)
10.21	Agreement and Release by and between Lewis Henry Bender and Emisphere Technologies, Inc.	*	(2)
10.22(a)	Amendment to Lease Agreement, dated as of March 31, 2000, between Emisphere Technologies, Inc. and Eastview Holdings, LLC	G
10.22(b)	Amendment to Lease Agreement, dated as of March 31, 2000, between Emisphere Technologies, Inc. and Eastview Holdings, LLC	G
10.22(c)	Amendment to Lease Agreement, dated as of September 23, 2003, between Emisphere Technologies, Inc. and Eastview Holdings, LLC	I
10.22(d)	Thirteenth Amendment to Lease	T
10.22(e)	Fourteenth Amendment to Lease	*

Incorporated
by Reference
Exhibit		(1)
10.23	Lease Agreement, dated as of November 1, 2007 between The Realty Associates Fund VI, L.P. and Emisphere Technologies, Inc.	W
10.24	Research Collaboration and Option Agreement dated as of December 3, 1997 between Emisphere Technologies, Inc. and Novartis Pharma AG	D	(3)
10.25	Agreement, dated September 23, 2003, between Emisphere Technologies, Inc. and Progenics Pharmaceuticals, Inc	I
10.26	License Agreement dated as of September 23, 2004 between Emisphere Technologies, Inc. and Novartis Pharma AG, as amended on November 4, 2005	J	(3)
10.27(a)	Research Collaboration Option and License Agreement dated December 1, 2004 by and between Emisphere Technologies, Inc. and Novartis Pharma AG	J	(3)
10.27(b)	Convertible Promissory Note due December 1, 2009 issued to Novartis Pharma AG	J	(3)
10.27(c)	Registration Rights Agreement dated as of December 1, 2004 between Emisphere Technologies, Inc. and Novartis Pharma AG	J
10.28	Development and License Agreement between Genta Incorporated and Emisphere Technologies, Inc., dated March 22, 2006	O
10.29(a)	Senior Secured Loan Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005, as amended on November 11, 2005	L
10.29(b)	Investment and Exchange Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.29(c)	Pledge and Security Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.29(d)	Registration Rights Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.29(e)	Amendment No. 1 to the Senior Secured Term Loan Agreement, dated November 11, 2005	M
10.29(f)	Form of 11% Senior Secured Convertible Note	L
10.29(g)	Form of Amendment to 11% Senior Secured Convertible Note	R
10.30(a)	Warrant dated as of March 31, 2005 between Emisphere Technologies, Inc. and NR Securities LTD	K
10.30(b)	Warrant adjustment notice between Emisphere Technologies, Inc. and NR Securities LTD	W
10.31(a)	Warrant dated as of March 31, 2005 between Emisphere Technologies, Inc. and Atticus European Fund LTD	K
10.31(b)	Warrant adjustment notice between Emisphere Technologies, Inc. and Atticus European Fund, LTD	W
10.32(a)	Warrant dated as of March 31, 2005 between Emisphere Technologies, Inc. and Elan International Services, Ltd.	K
10.32(b)	Warrant adjustment notice between Emisphere Technologies, Inc. and Elan International Services, Ltd.	W
10.33	Warrant dated as of September 23, 2005 between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	Q
10.34	Warrant dated as of September 23, 2005 between Emisphere Technologies, Inc. and MHR Capital Partners (500) LP	Q
10.35(a)	Warrant dated as of September 23, 2005 between Emisphere Technologies, Inc. and Michael Targoff	Q
10.35(b)	Warrant adjustment notice between Emisphere Technologies, Inc. and Michael B. Targoff	W
10.36	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	Q
10.37	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	Q
10.38	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	Q
10.39	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Capital Partners Masters Account LP	Q

Incorporated
by Reference
Exhibit		(1)
10.40	Warrant adjustment notice between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP, MHR Capital Partners Master Account, LP (formerly MHR Capital Partners (500) LP), MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners (100) LP and MHR Capital Partners Master Account LP	W
10.41	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and SF Capital Partners, Ltd.	W
10.42	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Fort Mason Master, L.P.	W
10.43	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Fort Mason Partners, L.P.	W
10.44	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Montaur Capital/ Platinum Life Montaur Life Sciences Fund I LLC	W
10.45	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	W
10.46	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	W
10.47	Emisphere Technologies, Inc.- Mankind Corporation Patent Purchase Agreement, dated February 8, 2008	*
14.1	Emisphere Technologies, Inc. Code of Business Conduct and Ethics	I
23.1	Consent of Independent Registered Public Accounting Firm	*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*		Filed herewith

(1)		If not filed herewith, filed as an exhibit to the document referred to by letter as follows:
	A.	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999
	B.	Annual Report on Form 10-K for the fiscal year ended July 31, 1995
	C.	Annual Report on Form 10-K for the fiscal year ended July 31, 1997
	D.	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997
	E.	Annual Report on Form 10-K for the fiscal year ended July 31, 1998
	F.	Annual Report on Form 10-K for the fiscal year ended July 31, 1999
	G.	Annual Report on Form 10-K for the fiscal year ended July 31, 2000
	H.	Registration statement on Form S-8 dated and filed on November 27, 2002
	I.	Annual Report on Form 10-K for the year ended December 31, 2003
	J.	Registration on Form S-3/A dated and filed February 1, 2005
	K.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005
	L.	Current Report on Form 8-K, filed September 30, 2005
	M.	Current Report on Form 8-K, filed November 14, 2005
	N.	Current Report on Form 8-K filed May 4, 2005
	O.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006
	P.	Current Report on Form 8-K, filed April 10, 2006
	Q.	Annual Report on Form 10-K for the fiscal year ended December 31, 2006
	R.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007
	S.	Current Report on Form 8-K, filed April 11, 2007
	T.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007
	U.	Current Report on Form 8-K, filed June 29, 2007
	V.	Current Report on Form 8-K, filed September 14, 2007
	W.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007
(2)		Management contract or compensatory plan or arrangement
(3)		Portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2008

EMISPHERE TECHNOLOGIES, INC.

	By:	/s/ Michael V. Novinski
Michael V. Novinski
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Michael V. Novinski	President and Chief Executive Officer	March 17, 2008
Michael V. Novinski

/s/ Howard M. Pack	Director	March 17, 2008
Howard M. Pack

/s/ Mark H. Rachesky	Director	March 17, 2008
Mark H. Rachesky, M.D.

/s/ Michael Weiser	Director	March 17, 2008
Michael Weiser, M.D.

/s/ Stephen K. Carter	Director	March 17, 2008
Stephen K. Carter, M.D.

/s/ John D. Harkey, Jr.	Director	March 17, 2008
John D. Harkey, Jr.

/s/ Michael R. Garone	Chief Financial Officer	March 17, 2008
Michael R. Garone