Form 10-Q
period 2008-03-31
EMISPHERE TECHNOLOGIES INC
filed 2008-05-07
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)	[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

OR

	[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 1-10615

EMISPHERE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3306985
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

240 Cedar Knolls Rd, Suite 200	07927
Cedar Knolls, NJ	(Zip Code)
(Address of principal executive offices)

(973) 532-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

      The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 2, 2008 was 30,336,928.

EMISPHERE TECHNOLOGIES, INC.

Index

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements:

	Condensed Balance Sheets as of March 31, 2008
	and December 31, 2007	1

	Condensed Statements of Operations for the three months
	ended March 31, 2008 and 2007	2

	Condensed Statements of Cash Flows for the three
	months ended March 31, 2008 and 2007	3

	Notes to Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 5.	Other Information

Item 6.	Exhibits	25

SIGNATURES		26

     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,912	$3,938
Short-term investments	5,946	9,916
Accounts receivable	127	240
Prepaid expenses and other current assets	828	1,035
Total current assets	10,813	15,129
Equipment and leasehold improvements, net	1,946	2,074
Purchased technology, net	1,495	1,555
Restricted cash	246	246
Other assets	465	477
Total assets	$14,965	$19,481

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,675	$2,874
Deferred revenue	87	73
Derivative instruments	994	2,487
Other current liabilities	76	73
Total current liabilities	3,832	5,507
Notes payable, including accrued interest and net of related discount	28,013	27,320
Deferred lease liability, net of current portion	357	328
Total liabilities	32,202	33,155

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	-	-
and outstanding
Common stock, $.01 par value; authorized 100,000,000 shares; issued	306	306
30,626,660 shares (30,336,928 outstanding) as of March 31, 2008, and
December 31, 2007
Additional paid-in capital	399,621	399,282
Accumulated deficit	(413,242)	(409,300)
Accumulated other comprehensive gain (loss)	30	(10)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)
Total stockholders’ deficit	(17,237)	(13,674)
Total liabilities and stockholders’ deficit	$14,965	$19,481

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2008	2007
Revenue	$154	$2,809
Costs and expenses:
Research and development	3,832	5,451
General and administrative expenses	2,693	4,145
Gain on disposal of fixed assets	(135)	-
Depreciation and amortization	226	315
Total costs and expenses	6,616	9,911
Operating income (loss)	(6,462)	(7,102)

Other income (expense):
Other income	99	314
Sale of patents	1,500	-
Change in fair value of derivative instruments	1,493	3,524
Interest expense, net	(572)	(624)
Total other income (expense)	2,520	3,214
Net loss	$(3,942)	$(3,888)
Net loss per share, basic	$(0.13)	$(0.14)
Net loss per share, diluted	$(0.13)	$(0.26)
Weighted average shares outstanding, basic	30,336,928	28,311,744
Weighted average shares outstanding, diluted	30,336,928	28,618,574

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,942)	(3,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	166	255
Amortization	60	60
Change in fair value of derivative instruments	(1,493)	(3,524)
Non-cash interest expense	705	624
Non-cash compensation expense	339	551
Gain on disposal of fixed assets	(135)	-

Changes in assets and liabilities excluding non-cash transactions:
(Increase) decrease in accounts receivable	113	(2,515)
Decrease in prepaid expenses and other current assets	207	105
Increase (decrease) in accounts payable and accrued expenses	(199)	2,213
Increase (decrease) in other current liabilities	17	(102)
Increase (decrease) in deferred lease liability	29	-
Total adjustments	(191)	(2,333)
Net cash used in operating activities	(4,133)	(6,221)

Cash flows from investing activities:
Proceeds from sale and maturity of investments	4,010	3,849
Purchases of investments	-	(300)
Proceeds from sale of fixed assets	138	-
Capital expenditures and other	(41)	(17)
Net cash provided by investing activities	4,107	3,532
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	320
Net cash provided by financing activities	-	320
Net decrease in cash and cash equivalents	(26)	(2,369)
Cash and cash equivalents, beginning of period	3,938	8,035
Cash and cash equivalents, end of period	$3,912	$5,666

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

1. Nature of Operations and Liquidity

     Emisphere Technologies, Inc. (“Emisphere”, “our”, “us” or “we”) is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules using our proprietary eligen® technology. Many therapeutic molecules are delivered only by injection; our technology may be useful in developing these molecules orally or by other methods of delivery. In many cases, the benefits of therapies are limited due to poor bioavailability, slow onset of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by increasing the onset of action. The eligen® technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal..

     Since our inception in 1986, we have devoted substantial efforts and resources to understanding the eligen® technology and establishing a product development pipeline that incorporates this technology with selected molecules. Although no products have been commercialized to date, research and investment is now being placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entails risk and expense. It is not anticipated that ongoing operational costs for early stage research and development will increase significantly; in fact, the organization continues to aggressively find ways to reduce non-strategic spending.

     As of March 31, 2008, we had approximately $9.9 million in cash and investments, approximately $7.2 million in working capital, a stockholders’ deficit of approximately $17.2 million and an accumulated deficit of approximately $413.2 million. Our net loss and operating loss for the three months ended March 31, 2008 were approximately $3.9 million and $6.5 million, respectively. Net loss of $3.9 million includes $1.5 million non-cash other income items related to derivatives and other income of $1.6 million which includes the initial $1.5 million payment for the sale of certain Emisphere patents and a patent application relating to diketopiperazine technology to MannKind Corporation.

     We anticipate that we will continue to generate significant losses from operations for the foreseeable future and that our business will require substantial additional investment that we have not yet secured. We anticipate that our existing cash resources will enable us to continue operations through approximately August 2008 or earlier if unforeseen events arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007 contained a going concern explanatory paragraph. Emisphere has implemented aggressive cost control initiatives and management processes to extend the period that existing liquidity will fund future operations. We are also pursuing new as well as enhanced collaborations and exploring other financing options.

     Our plan is to raise capital when needed and to pursue product partnering opportunities. We expect to continue to spend substantial amounts on research and development, which includes conducting clinical trials for our product candidates. Expenses may be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available when needed, on favorable terms or at all. Any additional investments or resources required would be approached in an incremental fashion to cause minimal disruption or dilution. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. Our failure to raise capital before August 2008 will materially and adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.

2. Basis of Presentation

     The condensed balance sheet at December 31, 2007 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made to prior year amounts to conform to current period presentation.

3. Investments

     At March 31, 2008, our investment balances consisted of available for sale securities of $5.9 million. All of the investments will mature between August and November, 2008. Unrealized gains and losses at March 31,2008 and December 31, 2007 are not material.

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

     Prior to the adoption of the 2007 Plan, the Company granted stock-based compensation to employees under the 2000 Plan and the 2002 Broad Based Plan (the “2002 Plan”), and to non-employee directors under the Directors Stock Plan. The Company also has grants outstanding under various expired and terminated stock plans, including the 1991 Stock Option Plan, the 1995 Non-Qualified Stock Option Plan, the Deferred Directors Compensation Stock Plan and Non-Plan Options. In January 2007, the Directors Stock Plan expired.

     As of March 31, 2008, shares available for future grants under the 2007 Plan and the 2002 Plan amounted to 1,912,899 and 111,610, respectively.

     Total compensation expense recorded during the three months ended March 31, 2008 for share-based payment awards was $0.3 million, of which $0.1 million is included in research and development and $0.2 million is included in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2008. Total compensation expense recorded during the three months ended March 31, 2007 for share-based payment awards was $0.6 million, of which $0.2 million is included in research and development and $0.4 million is included in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2007. At March 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.8 million, which is expected to be recognized over a weighted-average period of approximately two years. Cash received from options exercised was $0.3 million for the three months ended March 31, 2007. No options were exercised in the three months ended March 31, 2008. No tax benefit was realized due to a continued pattern of operating losses.

     During the three months ended March 31, 2008, the Company granted options for 1,500 shares with a weighted average exercise price of $2.21.

5. Equipment and Leasehold Improvements

     Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	March 31,	December 31,
	in Years	2008	2007
		(in thousands)
Equipment	3 -7	$9,077	$9,190
Leasehold improvements	Life of lease	18,417	18,412
		27,494	27,602
Less, accumulated depreciation and amortization		25,548	25,528
Equipment and leasehold improvements, net		$1,946	$2,074

     On March 1, 2007 we exercised the first extension option under the existing lease for our premises resulting in an extension of the term from August 31, 2007 to August 31, 2012. This resulted in a change in the estimated useful life of the related leasehold improvements under which the remaining net book value at January 1, 2007 will be amortized over the period through August 31, 2012. The effect of this change in useful life was to lower depreciation and amortization expense by approximately $0.1 million (less than $0.01 per share) for the three months ended March 31, 2008, in comparison to the three months ended March 31, 2007.

6. Purchased Technology

     Purchased technology represents the value assigned to patents and the rights to utilize, sell or license certain technology in conjunction with our proprietary carrier technology. These assets are utilized in various research and development projects. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

     Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2008 and 2007 and in the remaining years through 2014.

7. Notes Payable

     Notes payable consist of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
MHR Convertible Notes	$16,400	$15,836
Novartis Note	11,613	11,484
	$28,013	$27,320

     MHR Convertible Notes. The Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR Institutional Partners IIA L.P. (together with its affiliates, “MHR”) on substantially all of our assets. Interest is payable in the form of additional Convertible Notes issued monthly through March 31, 2007 and then semi-annually beginning June 30, 2007, rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. Further the Convertible Notes provide MHR with the right to require redemption in the event of a change in control, as defined, prior to September 26, 2009. Such required redemption would be at 102% and 101% of the then outstanding principal and interest in the years through September 26, 2008 and 2009, respectively. The Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2010, into shares of our common stock at a price per share of $3.78. At March 31, 2008, the Convertible Notes were convertible into approximately 5 million shares of our common stock.

     In connection with the convertible note transaction, we amended MHR’s then existing warrants to purchase 387,374 shares of our common stock to provide for additional anti-dilution protection. MHR was also granted the option to purchase warrants for up to an additional 617,211 shares of our common stock (the “Warrant Purchase Option”) at a price per warrant equal to $0.01 per warrant for each of the first 67,084 warrants and $1.00 per warrant for each additional warrant. This option was exercised by MHR in April 2006. The fair value of the Warrant Purchase Option at issuance was $1.3 million, which has been recorded as a separate liability and as a discount from the face value of the note. See Note 8 for a further discussion of the liability related to these warrants.

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

     The book value of the MHR Notes is comprised of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Face value of the notes	$18,672	$18,168
Discount (related to the warrant purchase option)	(1,065)	(1,093)
Lender’s finance costs	(1,207)	(1,239)
	$16,400	$15,836

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

     The Convertible Notes provide for various events of default as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver from time to time, the latest being received April, 2008 and is in effect for a period greater than one year; as such the Convertible Notes have been classified as long-term.

     Novartis Note. The Novartis Note bears interest at a rate of 5% through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are accruing interest using the effective interest rate method, which results in an effective interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met, as described in our Annual Report on Form 10-K for the year ended December 31, 2007. On March 31, 2008, the Novartis Note was convertible into 6,991,781 shares of our common stock.

8. Derivative Instruments

     Derivative instruments consist of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
March 2005 Equity financing warrants	$397	$1,163
MHR warrants	334	764
August 2007 Equity financing warrants	263	560
	$994	$2,487

     March 2005 Equity Financing Warrants. At March 31, 2008 we had outstanding warrants to purchase up to 1,354,838 shares of common stock. The warrants were originally issued with an exercise price of $4.00 and expire on March 31, 2010. The warrants provide for certain anti-dilution protection. Warrants to purchase up to 967,464 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. The anti-dilution feature of the warrants was triggered in connection with our August 2007 common stock financing, resulting in an adjustment to the warrant shares as well as the exercise price. Subsequent to August 21, 2007, the exercise price for 967,464 of the warrants is $3.98 and for the other 387,374 warrants is $3.76. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2008 are a closing stock price of $1.67, expected volatility of 72.01% over the remaining term of two years and a risk-free rate of 1.5%. The fair value of the warrants decreased by $0.8 million during the three months ended March 31, 2008 which has been recognized in the accompanying statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.

     MHR Warrants. In connection with the Loan Agreement with MHR, Emisphere sold warrants for 617,211 shares of common stock to MHR for $551 thousand. The warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The warrants have the same terms as the equity financing warrants, with no limit upon adjustments to the exercise price. The anti-dilution feature of the warrants was triggered in connection with the August 2007 financing, resulting in an adjustment to the exercise price. Subsequent to August 21, 2007, the exercise price is $3.76. Based on the provisions of SFAS 133, the warrant purchase option was determined to be an embedded derivative instrument which must be separated from the host contract. The MHR warrants contain the same potential cash settlement provisions as the equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrant purchase option was $1.3 million at issuance, which was estimated using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2008 are a closing stock price of $1.67, expected volatility of 71.90% over the remaining term of three and a half years and a risk-free rate of 1.97%. The fair value of the MHR warrants decreased by $0.4 million during the three months ended March 31, 2008 which has been recognized in the accompanying statements of operations. The MHR warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 7 for a further discussion of the MHR Note.

     August 2007 Equity Financing Warrants. In connection with the August 2007 offering, Emisphere sold warrants to purchase up to 400,000 shares of common stock. The warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The warrants provide for certain anti-dilution protection as provided therein. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The warrants were accounted for with an initial value of $1.0 million on August 22, 2007. The assumptions used in computing the fair value as of March 31, 2008 are a closing stock price of $1.67, expected volatility of 73.00% over the remaining term of four years and five months and a risk-free rate of 2.38%. The fair value of the warrants decreased by $0.3 million during the three months ended March 31, 2008 and the fluctuations have been recorded in the statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.

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

     Our certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications and terms to be determined by our Board of Directors. As of March 31, 2008 and December 31, 2007, there were no shares of preferred stock outstanding.

     We have a stockholder rights plan in which Preferred Stock Purchase Rights have been granted at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock at an exercise price of $80 for each share of our common stock as described further in our Annual Report on Form 10-K.

10. Net loss per share

     The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2008	2007
Basic net loss	$(3,942)	(3,888)
Dilutive securities:
Warrants	-	(3,524)
Diluted net loss	$(3,942)	(7,412)
Weighted average common shares outstanding	30,336,923	28,311,744
Dilutive securities:
Warrants	-	306,830
Diluted average common stock equivalents outstanding	30,336,923	28,618,574
Basic net loss per share	$(0.13)	$(0.14)
Diluted net loss per share	$(0.13)	$(0.26)

     For the three months ended March 31, 2008 and 2007, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended
	March 31,
	2008	2007
Options to purchase common shares	2,747,700	3,922,938
Outstanding warrants	2,972,049	600,000
Novartis convertible note payable	6,991,781	3,024,724
MHR note payable	4,939,796	4,427,456
	17,651,325	11,975,118

11. Comprehensive Income and Loss

     Our comprehensive income and loss was comprised of net income or loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss was $3.9 million and $3.9 million for the three months ended March 31, 2008 and March 31, 2007.

12. Commitments and Contingencies

     In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. In these agreements, we generally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2008.

     In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. If necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on our financial position, results of operations or cash flows.

     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, our Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007 the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment contract provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provides that in the event he is terminated with cause he will receive no additional compensation. During the year ended December 31, 2007, the Company made an accrual of costs estimated to settle this matter.

     On April 6, 2007, the Board of Directors appointed Michael V. Novinski to the position of President and Chief Executive Officer. Pursuant to his appointment, the Company entered into a three year employment agreement with Mr. Novinski. If Mr. Novinski’s contract is terminated without cause by the Board of Directors or at any time by the Executive for Good Reason as defined in his contract, we are obligated to make severance payments to Mr. Novinski.

     On November 1, 2007, the Company signed a lease for office space in Cedar Knolls, New Jersey. The Company’s corporate headquarters, including its senior management, moved to the new office space in New Jersey. The scientific and laboratory facilities will remain in our Tarrytown, New York facilities. The new headquarters lease commenced on November 1, 2007 and expires on January 31, 2013 and required a security deposit in the form of an irrevocable letter of credit in the amount of $246 thousand.

13. Income Taxes

     The Company is primarily subject to United States federal and New York state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007 and March 31, 2008, the Company had no accruals for interest or penalties related to income tax matters.

14. New Accounting Pronouncement

     In June 2007, the FASB affirmed the conclusions of the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 07-03 Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concluded that non-refundable advance payments for future research and development activities pursuant to an executory contractual arrangement should be capitalized until the goods have been delivered or the related services have been performed. This EITF is effective for fiscal years beginning January 1, 2008 and requires entities to recognize the effects of applying the guidance in this Issue prospectively for new contracts entered into after January 1, 2008. The adoption of EITF Issue No. 07-03 did not have a material impact on our consolidated financial position, results of operation or cash flows.

     In December 2007, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 07-1 Accounting for Collaborative Arrangements. The EITF defined collaborative arrangements and established reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects of this EITF on the Company’s financial statements.

     The FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” in March, 2008. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any, on future financial statements.

     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157.In February 2008, the FASB also issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on there levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

  Level 1 – Quoted prices in active markets for identical assets or liabilities.
  Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data for substantially the full term of the assets or liabilities.
  Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

     The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

     Effective January 1, 2008, the Company could have adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

15. Fair Value

     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

(in thousands)	Level 2
Corporate debt	$3,023
U.S. government agency obligations	2,923
Derivative instruments	(994)
Total	$4,952

16. Subsequent Event:

     On April 22, 2008 the Company received a letter from The Nasdaq Stock Market advising that, for the last ten consecutive trading days, the Company’s market value of listed securities had been below the minimum $50,000,000 requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Marketplace Rule 4450(b)(1)(A). Furthermore, Nasdaq stated that the Company does not comply with Nasdaq Marketplace Rule 4450(b)(1)(B), which requires the Company to have total assets and total revenue of $50,000,000 each for the most recently completed fiscal year or two of the last three most recently completed fiscal years. Compliance with either Nasdaq Marketplace Rule 4450(b)(1)(A) or 4450(b)(1)(B) is one of the minimum standards for continued inclusion on The Nasdaq Global Market.

     In the Nasdaq letter, Nasdaq advised that, in accordance with Nasdaq Marketplace Rule 4450(e)(4), the Company will be provided thirty calendar days, or until May 22, 2008, to regain compliance with Nasdaq Marketplace Rule 4450(b)(1)(A).

     The Company intends to apply to transfer its common stock to The Nasdaq Capital Market on or before May 22, 2008 to ensure that consistent and continual access to capital markets is maintained for all its shareholders.

17. Sale of Patents

     In February, 2008, the Company sold patents and a patent application relating to diketopiperazine technology to MannKind Corporation for a total purchase price of $2.5 million. . An initial $1.5 million payment was received and recognized as other income for the quarter ended March 31, 2008.

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

General

     Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules using its eligen® technology. These molecules and compounds could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. The eligen® technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal.

     Since our inception in 1986, substantial efforts and resources have been devoted to understanding the eligen® technology and establishing a product development pipeline that incorporated this technology with selected molecules. Although no products have been commercialized to date, research and investment is now being placed behind both the pipeline and the advancement of this technology. Further development and exploration of the technology entail risk and operational expenses. However, we have made significant progress on refocusing our efforts on strategic development initiatives and cost control and continue to aggressively seek to reduce non-strategic spending.

     The year 2007 was a transitional year for Emisphere. A new senior management team was hired; we reevaluated the eligen® technology development program and refocused corporate strategy on commercializing the eligen® technology as quickly as possible, and we also reprioritized the product pipeline. Spending was redirected and aggressive cost control initiatives were implemented. These changes resulted in redeployment of resources to programs that may yield commercial products in a shorter period of time. In addition to products we are developing in-house, we hope to demonstrate and enhance the value of our eligen® technology by attracting new partners and rejuvenating existing partnerships. The immediate result of these changes can be seen in progress reported on the development of a potentially improved oral B12 product and in significant cost savings evident in the financial results for the first quarter 2008.

     The application of the eligen® technology is potentially broad and should provide for a significant number of opportunities across a spectrum of therapeutic modalities. During the first quarter 2008, we continued to develop our product pipeline with prescription and nonprescription product candidates utilizing the eligen® technology. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical needs.

     Investments required to continue developing the pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move through pre-clinical and into clinical development. It is our intention that any incremental investment that may be required to fund our research and development will be approached incrementally, in order to minimize disruption or dilution.

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

     We anticipate that our product pipeline will include both prescription and non-prescription candidates. For example, in the non-prescription category, we have initiated pre-clinical studies on an oral version of vitamin B12. On the prescription side, Novartis is using our technology in combination with salmon calcitonin to treat osteoarthritis and osteoporosis. Novartis is conducting two Phase III clinical studies for osteoarthritis, with enrollment in the first trial to be completed by the third quarter 2008 and enrollment for the second Phase III trial to be completed during the second quarter 2009. Osteoporosis Phase III trials are also ongoing, with enrollment completion expected in the first half of 2008. When those Phase III studies are fully enrolled, over 5,000 clinical study patients will be using the eligen® technology in 2008.

     In addition, we are conducting early research using eligen® technology and GLP-1, a potential treatment for Type 2 diabetes. We had previously conducted extensive tests on oral insulin for Type 1 diabetes. We have decided that a more productive pathway is to move forward with GLP-1 and its analogs, an oral form of which might be used for Type 2 diabetes. A second, early stage human study of an oral formulation that combines PYY and GLP-1 has commenced.

     Following our proof of concept animal studies of the absorption of vitamin B12 using our eligen® technology, we are testing whether the bioavailability of vitamin B12 obtained with the proprietary Emisphere formulation will be significantly greater than the same dose of vitamin B12 administered without eligen®. Additional preclinical studies using dogs further demonstrated that the eligen® technology enhances the absorption of oral B12 and confirmed earlier proof of concept studies conducted in rats. We plan to conduct human clinical studies to test our new B12 formulation in people. The safety of the carrier we plan to use to deliver vitamin B12 has been demonstrated in earlier preclinical and clinical studies. Since vitamins are regulated by the FDA under different provisions than those used for drugs and biologicals, we anticipate that our development of vitamins will be shorter and less expensive than for a prescription drug.

     Our other products in development are in earlier or preclinical research phases and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for these products. We plan to expand our pipeline with products that demonstrate significant opportunities for growth.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007:

	Three Months Ended
	March 31,
	2008	2007	Change
	(in thousands)
Revenue	$154	$2,809	$(2,655)
Operating expenses	$6,616	$9,911	$(3,295)
Operating loss	$(6,462)	$(7,102)	$640
Other income	$2,520	$3,214	$(694)
Net loss	$(3,942)	$(3,888)	$(54)

     Revenue decreased $2.7 million for the three months ended March 31, 2008 compared to the same period last year primarily due to the receipt of $2 million during the first quarter 2007 for the achievement of the Phase III milestone from Novartis Pharma AG for salmon calcitonin and of a decline in collaboration revenues from other partners.

     Operating expenses decreased $3.3 million (33%) for the three months ending March 31, 2008 in comparison to the same period last year. Details of the changes are highlighted on the table below:

(in thousands)
Decrease in human resource costs	$1,668
Decrease in clinical costs	1,049
Decrease in professional fees	347
Decrease in other	231
$3,295

     Human resource costs declined 34% commensurate with a 32% reduction in headcount.

     Clinical costs declined due to reprioritization of the drug development pipeline. Clinical testing programs were reevaluated and investment was redirected to oral formulations of the PYY and GLP-1 combination and B12.

     Professional fees declined primarily due to reductions in legal fees as a consequence of the settlement of the Company’s lawsuit with Eli Lilly and Company.

     Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	March 31,
	2008	2007
Human resource costs, including benefits	48%	49%
Professional fees for legal, intellectual property,	22%	18%
accounting and consulting
Occupancy for our laboratory and operating space	18%	11%
Clinical costs	3%	13%
Depreciation and amortization	3%	3%
Other	6%	6%

     Other income decreased $694 thousand for the three months ended March 31, 2008 in comparison to the same period last year primarily due to the change in fair value of derivative instruments that decreased $2.0 million due to the decline in stock price from $3.20 on March 31, 2007 to $1.67 on March 31, 2008; partially offset by the receipt of the initial $1.5 million payment for the sale of certain Emisphere patents and a patent application relating to diketopiperazine technology to MannKind Corporation.

     As a result of the above factors, we had a net loss of $3.9 million for the three months ended March 31, 2008, compared to a net loss of $3.9 million for the three months ended March 31, 2007.

Liquidity and Capital Resources

     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2008, our accumulated deficit was approximately $413.2 million and our stockholders deficit was approximately $17.2 million. Our net loss and operating loss was $3.9 million and $6.5 million, respectively for the three months ended March 31, 2008 and $16.9 million and $20.7 million for the year ended December 31, 2007, respectively. Net loss of $3.9 million for the three months ended March 31, 2008 includes $1.5 million non-cash other income related to derivatives.

     We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of March 31, 2008 total cash, cash equivalents and investments were $9.9 million. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners or our products, will enable us to continue operations through approximately August 2008 or sooner if unforeseen events arise that negatively impact our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. Emisphere has implemented aggressive cost control initiatives and management processes to extend the period that existing liquidity will fund future operations. We are also pursing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.

     Our business will require substantial additional investment that we have not yet secured. Our plan is to raise capital and/or to pursue partnering opportunities. We expect to continue to spend substantial amounts on research and development, including on conducting clinical trials for our product candidates. Expenses are expected to be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available on favorable terms or at all. Our failure to raise capital before August 2008 will materially and adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations at some time in the future. Any additional investments or resources required would be approached in an incremental fashion attempt to cause minimal disruption or dilution. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders.

Off-Balance Sheet Arrangements

     As of March 31, 2008, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three months ended March 31, 2008.

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

     Share-Based Payments – Beginning January 1, 2006, we account for Stock-Based Compensation in accordance with SFAS 123(R), “Share-Based Payment” and SAB 107. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized for new awards or awards modified, repurchased or cancelled and only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures.

     We estimate the value of stock option awards on the date of grant using the Black-Scholes-Merton option-pricing model (the “Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates. The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior. Our outstanding awards do not contain market or performance conditions therefore we have elected to recognize share based employee compensation expense on a straight-line basis over the requisite service period.

     If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended March 31, 2008 we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

     Revenue Recognition – Revenue includes amounts eamed from collaborative agreements and feasibility studies. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for joint steering committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement; the most recent reviews took place in March 2008. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

     With regards to revenue recognition from collaboration agreements prior to December 31, 2007, the Company interpreted expected payments to equate to total payments subject to each collaboration agreement. Beginning December 31, 2007 , the Company has revised its application of expected payments to equate to a “best estimate” of payments. Under this application, expected payments typically include (i) payments already received and (ii) those milestone payments not yet received but that the Company believes are “more likely than not” of receiving. Our support for the assertion that the next milestone is likely to be met is based on the (a) project status updates discussed at JSC meetings; (b) clinical trial/development results of prior phases; (c) progress of current clinical trial/development phases; (c) directional input of collaboration partners and (d) knowledge and experience of the Company’s scientific staff. After reconsidering the above factors, as of March 31, 2008 the Company believes those payments included in “expected payments” are more likely than not of being received. While this interpretation differs from that used by the Company before December 31, 2007, it does not result in any change to previously recognized revenues in either timing or amount for periods through March 31, 2008.

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

New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities in March, 2008. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any, on future financial statements.

     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually

     Effective January 1, 2008, the Company could have adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by –contract basis. The Company did not elect to adopt the fair value option under this Statement.

     In June 2007, the FASB affirmed the conclusions of the Emerging Issue’s Task Force (“EITF”) with respect to EITF Issue No. 07-03 Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concluded that non-refundable advance payments for future research and development activities pursuant to an executory contractual arrangement should be capitalized until the goods have been delivered or the related services have been performed. This EITF is effective for fiscal years beginning January 1, 2008 and requires entities to recognize the effects of applying the guidance in this Issue prospectively for new contracts entered into after January 1, 2008. The adoption of EITF Issue No. 07-03 did not have a material impact on our consolidated financial position, results of operation or cash flows.

     In December 2007, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 07-1 Accounting for Collaborative Arrangements. The EITF defined collaborative arrangements and established reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects of this EITF on the Company’s financial statements and the impact is not known.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Fair Value of Warrants and Derivative Liabilities. At March 31, 2008, the estimated fair value of derivative instruments was $1.0 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/ (decrease)
in fair value of
derivative
(in thousands)
25% increase in stock price	$508
50% increase in stock price	$1,083
5% increase in assumed volatility	$126

25% decrease in stock price	$(425)
50% decrease in stock price	$(746)
5% decrease in assumed volatility	$(126)

     Investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of money market funds, corporate debt, and U.S. government agency obligations.. Our fixed-rate interest-bearing investment totaled $2.3 million at March 31, 2008. This investment matures in December 2008. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

     Due to the conservative nature of our short-term fixed interest rate investments we do not believe that we have a material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, our board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 3007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitrations costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment agreement provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change so control, twenty four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all used stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provides that in the event he is terminated with cause, he will receive no additional compensation. During the year ended December 31, 2007, the Company accrued the estimated costs to settle this matter. No settlement has been reached and the dispute continues.

     In February, 2008, the Company received $0.5 million as a result of a cancellation of a split dollar life insurance policy on Dr. Goldberg. Dr. Goldberg claims approximately $0.2 million is due him as a return of policy premium. The Company has asserted that it has claims against Dr. Goldberg for breaches of his fiduciary duties to the Company that exceeds the amount of the policy proceeds demanded and accordingly have rejected his claim.

ITEM 1A. RISK FACTORS

     The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K, including:

Financial Risks

  We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by August 2008, we may be forced to cease operations.
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
  If we are unable to transfer our listing to The Nasdaq Capital Market we may no longer able to ensure that our shareholders have consistent and continual access to capital markets.

     For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed May 7, 2007).

3.2(a)	By-Laws of Emisphere Technologies, Inc. as amended December 7, 1998 and September 26, 2005 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, filed March 16, 1999, and the Current Report on From 8-K, filed September 30, 2005).

3.2(b)	Amendment to the By-Laws, as amended, of Emisphere Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K, filed September 14, 2007).

10.1	Emisphere Technologies, Inc. – MannKind Corporation Patent Purchase Agreement, dated February 8, 2008 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed March 17, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: May 7, 2008	/s/ Michael V. Novinski
Michael V. Novinski
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2008	/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer
(Principal Financial and Accounting Officer)