Form 10-Q
period 2008-06-30
EMISPHERE TECHNOLOGIES INC
filed 2008-08-11
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)	[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

	[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 1-10615

EMISPHERE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3306985
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

240 Cedar Knolls Rd, Suite 200	07927
Cedar Knolls, NJ	(Zip Code)
(Address of principal executive offices)

(973) 532-8000         (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of August 8, 2008 was 30,366,928.

EMISPHERE TECHNOLOGIES, INC.

     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART 1

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,951	$3,938
Short-term investments	4,414	9,916
Accounts receivable	318	292
Prepaid expenses and other current assets	561	983
Total current assets	16,244	15,129
Equipment and leasehold improvements, net	1,812	2,074
Purchased technology, net	1,435	1,555
Restricted cash	246	246
Other assets	453	477
Total assets	$20,190	$19,481

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,912	$2,874
Derivative instruments	2,285	2,487
Deferred revenue, current	137	73
Other current liabilities	78	73
Total current liabilities	5,412	5,507
Notes payable, including accrued interest and net of related discount	28,727	27,320
Deferred revenue, non-current	10,305	-
Deferred lease and other liabilities	336	328
Total liabilities	44,780	33,155

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	-	-
and outstanding
Common stock, $.01 par value; authorized 100,000,000 shares; issued	306	306
30,626,660 shares (30,336,928 outstanding) as of June 30, 2008, and
December 31, 2007
Additional paid-in capital	399,937	399,282
Accumulated deficit	(420,885)	(409,300)
Accumulated other comprehensive gain (loss)	4	(10)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)
Total stockholders’ deficit	(24,590)	(13,674)
Total liabilities and stockholders’ deficit	$20,190	$19,481

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2008 and 2007
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$14	$398	$169	$3,207

Costs and expenses:
Research and development	3,323	6,032	7,156	11,484
General and administrative expenses	2,363	3,638	5,057	7,784
Gain on disposal of fixed assets	-	-	(135)	-
Depreciation and amortization	223	270	449	583
Total costs and expenses	5,909	9,940	12,527	19,851

Operating loss	(5,895)	(9,542)	(12,358)	(16,644)

Other income and (expense):
Change in fair value of derivative instruments	(1,291)	(2,401)	202	1,123
Investment and other income	270	482	503	797
Sale of patents	-	-	1,500	-
Interest expense, net	(727)	(643)	(1,432)	(1,267)
Total other income (expense)	(1,748)	(2,562)	773	653

Net loss	$(7,643)	$(12,104)	$(11,585)	$(15,991)

Net loss per share, basic	$(0.25)	$(0.43)	$(0.38)	$(0.57)
Net loss per share, diluted	$(0.25)	$(0.43)	$(0.38)	$(0.60)

Weighted average shares outstanding, basic	30,336,928	28,313,056	30,336,928	28,305,810

Weighted average shares outstanding, diluted	30,336,928	28,313,056	30,336,928	28,403,507

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(in thousands, except share and per share data)
(unaudited)

	For the six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,585)	(15,991)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	329	463
Amortization	120	120
Change in fair value of derivative instruments	(202)	(1,123)
Non-cash interest expense	1,432	1,267
Non-cash compensation expense	654	1,625
Gain on disposal of fixed assets	(135)	-

Changes in assets and liabilities excluding non-cash transactions:
Increase in accounts receivable	(26)	(271)
Decrease in prepaid expenses and other current assets	422	189
Increase in accounts payable and accrued expenses	38	826
Increase in other current liabilities	5	66
Increase (decrease) in deferred lease and other liabilities	8	(35)
Increase in deferred revenue	10,369	66

Total adjustments and net changes in assets & liabilities	13,014	3,127

Net cash provided by (used in) operating activities	1,429	(12,864)

Cash flows from investing activities:
Net proceeds from sale and maturity of investments	5,516	9,199
Proceeds from sale of fixed assets	138	-
Capital expenditures and other	(70)	(59)

Net cash provided by investing activities	5,584	9,140

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	329
Net cash provided by financing activities	-	329

Net increase (decrease) in cash and cash equivalents	7,013	(3,395)

Cash and cash equivalents, beginning of period	3,938	8,035

Cash and cash equivalents, end of period	$10,951	$4,640

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

1. Nature of Operations and Liquidity

     Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules or nutritional supplements using its Eligen® technology. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by increasing the onset of action. The Eligen® technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal.

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

     As of June 30, 2008, we had approximately $15.4 million in cash and investments, $10.8 million in working capital, $28.7 million in notes payable, $10.4 million in deferred revenue, stockholders’ deficit of $24.6 million and an accumulated deficit of $420.9 million.

     Our net loss for the three months and six months ended June 30, 2008 were approximately $7.6 million and $11.6 million, respectively.

     Net loss for the six months ended June 30, 2008 includes the initial $1.5 million payment for the sale of certain Emisphere patents and a patent application relating to diketopiperazine technology to MannKind Corporation.

     We anticipate that we will continue to generate significant losses from operations for the foreseeable future and that our business will require substantial additional investment that we have not yet secured. We received $10.0 million in June 2008 relating to our licensing agreement with Novo Nordisk AS (“Novo”). We anticipate that our existing cash resources will enable us to continue operations through approximately March 2009 or earlier if unforeseen events arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007 included a going concern explanatory paragraph. Emisphere has implemented aggressive cost control initiatives and management processes to extend our ability to fund future operations. We are also pursuing new as well as enhanced collaborations and exploring other financing options.

     Our plan is to raise capital when needed and to pursue product partnering opportunities. We expect to continue to spend substantial amounts on research and development, including on conducting clinical trials for our product candidates. Expenses may be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we raise substantial additional financing on acceptable terms or secure funds from new or existing partners. The Company currently has no commitment from others to provide financing nor can we provide assurance that financing will be available when needed, on favorable terms. Any additional investments or resources required would be approached in an incremental fashion to cause minimal disruption or dilution. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. Our failure to raise capital before March 2009 will materially adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.

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

3. Investments

     At June 30, 2008, our investment balances consisted of available for sale securities of $4.4 million which includes $3.0 million in corporate securities and $1.4 in government securities (See Note 16). All of the investments’ will mature between August and November, 2008. Gross unrealized gains and losses at June 30, 2008 and December 31, 2007 are not material.

4. Stock-Based Compensation Plans

     On April 20, 2007, the stockholders of the Company approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of an aggregate 3,275,334 shares as follows: 2,500,000 new shares, 374,264 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors (the “Directors Stock Plan”). In addition, shares canceled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan. As of June 30, 2008, shares available for future grants under the 2007 Plan and the 2002 Plan amounted to 1,976,617 and 111,610, respectively.

     The table below summarizes compensation expense from share-based payment awards:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Research and development	$140	$287	$289	$469
General and administrative	175	778	$366	1,156
Total stock compensation expense recognized	$315	$1,065	$654	$1,625

     Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of June 30, 2008 was $2.8 million, which is expected to be recognized over a weighted-average period of two years.

     Cash received from options exercised for the six months ended June 30, 2007 was $0.3 million. No options were exercised in the six months ended June 30, 2008. No tax benefit was realized due to continued operating losses.

     For the six months ended June 30, 2008, the Company granted options for 7,400 shares with a weighted average exercise price of $1.63. During the six months ended June 30, 2007, the Company granted 1,283,585 shares with a weighted average exercise price of $4.63.

5. Equipment and Leasehold Improvements

     Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	June 30,	December 31,
	in Years	2008	2007
		(in thousands)
Equipment	3 -7	$9,096	$9,190
Leasehold improvements	Life of lease	18,418	18,412
Subtotal Equipment and leasehold improvements		27,514	27,602
Less accumulated depreciation and amortization		(25,702)	(25,528)
Equipment and leasehold improvements, net		$1,812	$2,074

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

     Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2008 and 2007 and in the remaining years through 2014.

7. Notes Payable

     Notes payable consist of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
MHR Convertible Notes	$16,983	$15,836
Novartis Note	11,744	11,484
	$28,727	$27,320

     MHR Convertible Notes. The Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR Institutional Partners IIA L.P. (together with its affiliates, “MHR”) on substantially all of our assets. Interest is payable in the form of additional Convertible Notes issued monthly through June 30, 2007 and then semi-annually beginning June 30, 2007, rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. Further the Convertible Notes provide MHR with the right to require redemption in the event of a change in control, as defined, prior to September 26, 2009. Such required redemption would be at 102% and 101% of the then outstanding principal in the convertible notes and interest in the years through September 26, 2008 and 2009, respectively. The Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2010, into shares of our common stock at a price per share of $3.78. At June 30, 2008, the Convertible Notes were convertible into approximately 5.1 million shares of our common stock.

     The book value of the MHR Notes is comprised of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Face value of the notes	$19,191	$18,168
Discount (related to the warrant purchase option)	(1,035)	(1,093)
Lender’s finance costs	(1,173)	(1,239)
	$16,983	$15,836

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

     The Convertible Notes provide for various events of default as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver each quarter, the latest being received in July 2008 which is in effect for a period greater than one year; as such the Convertible Notes have been classified as long-term.

     Novartis Note. The Novartis Note bears interest at a rate that increases over the term. Currently the Note bears interest at a rate of 5% through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are accruing interest using the effective interest rate method, which results in an effective interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock as described in our Annual Report on Form 10-K for the year ended December 31, 2007. On June 30, 2008, the Novartis Note was convertible into 5.5 million shares of our common stock.

8. Derivative Instruments

Derivative instruments consist of the following:	June 30,	December 31,
	2008	2007
	(in thousands)
March 2005 Equity financing warrants	$1,072	$1,163
MHR warrants	696	764
August 2007 Equity financing warrants	517	560
	$2,285	$2,487

     The fair value of the warrants increased by $1.3 million during the three months ended June 30, 2008, which has been recognized in the accompanying statements of operations.

     The fair value of the warrants decreased by $0.2 million during the six months ended June 30, 2008, which has been recognized in the accompanying statements of operations.

     The warrants will be adjusted to estimated fair value for each future period they remain outstanding.

   March 2005 Equity Financing Warrants:

     At June 30, 2008 we had outstanding warrants to purchase up to 1,354,838 shares of common stock. The warrants were originally issued with an exercise price of $4.00 and expire March 31, 2010. The warrants provide for certain anti-dilution protection as provided therein. Warrants to purchase 967,464 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81 and the remaining warrants do not limit adjustments to the exercise price.

     The anti-dilution feature of the warrants was triggered in connection with our August 2007 common stock financing, resulting in an adjustment to the warrant shares as well as the exercise price..The exercise price for 967,464 of the warrants is $3.98 and for the other 387,374 warrants is $3.76. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability.

     The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2008 are a closing stock price of $2.69, expected volatility of 77.51% over the remaining term of twenty-one months and a risk-free rate of 2.5%.

   MHR Warrants:

     In connection with the Loan Agreement with MHR, Emisphere sold warrants for 617,211 shares of common stock to MHR for $0.6 million with an original exercise price of $4.00 which are exercisable through September 26, 2011. The warrants have the same terms as the August 2007 equity financing warrants, with no limit upon adjustments to the exercise price.

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

     The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2008 are a closing stock price of $2.69, expected volatility of 72.01% over the remaining term of thirty-nine months and a risk-free rate of 2.75%.

     See Note 7 for a further discussion of the MHR Note.

   August 2007 Equity Financing Warrants:

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

     The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2008 are a closing stock price of $2.69, expected volatility of 73.00% over the remaining term of fifty months and a risk-free rate of 2.80%.

9. Novo Nordisk AS Agreement

     On June 21, 2008 Emisphere Technologies, Inc. and Novo Nordisk AS (“Novo”) entered into an exclusive Development and License Agreement (the “Agreement”) pursuant to which Novo will develop and commercialize oral formulations of Novo proprietary products in combination with Emisphere carriers. The Agreement includes at least $87 million in product development and sales milestone payments to Emisphere of which a $10 million non-refundable license fee was received during June 2008 upon execution of the Agreement. The Company would also be entitled to receive royalties in the event Novo commercializes products developed under the Agreement. Under the Agreement, Novo is responsible for the development and commercialization of the products.

     The Agreement includes multiple deliverables including the license, several versions of the Company’s Eligen® technology (or carriers), support services and manufacturing (collectively “Deliverables”). Management reviewed the relevant terms of the Agreement and determined that the Deliverables should be accounted for as a single unit of accounting in accordance with the Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) since the delivered license and Eligen® technology do not have stand-alone value and the Company does not have objective evidence of fair value of the undelivered Eligen® technology or the manufacturing obligation. Revenue cannot be recognized until the Company has either delivered all of the Deliverables or has objective evidence of the fair value for all of the undelivered items. Such conclusion will be reevaluated as each item in the arrangement is delivered. Consequently any payments received from Novo under the Agreement, including the initial $10 million upfront payment and any payments received for support services, will be deferred and included in Deferred Revenue within the Company’s balance sheet. Management cannot currently estimate when all of the Deliverables will be delivered nor can they estimate, if ever, when the Company will have objective evidence of the fair value for all of the undelivered items, therefore all payments from Novo are expected to be deferred for the foreseeable future.

     As of June 30, 2008 total deferred revenue from the Agreement was $10.3 million, which included the $10 million upfront payment and $0.3 million of support services.

10. Stockholders’ Deficit

     On April 20, 2007, the stockholders of the Company approved an increase in the Company’s authorized common stock from 50 million to 100 million shares.

     Our certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications and terms to be determined by our Board of Directors. As of June 30, 2008 and December 31, 2007, there were no shares of preferred stock outstanding.

     We have a stockholder rights plan in which Preferred Stock Purchase Rights (the “Rights”) have been granted at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock (“A Preferred Stock”) at an exercise price of $80 for each share of our common stock as described further in our Annual Report on Form 10-K.

11. Net loss per share

     The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Basic net loss	$(7,643)	$(12,104)	$(11,585)	$(15,991)
Dilutive securities:
Warrants	-		-	(1,123)
Diluted net loss	(7,643)	(12,104)	(11,585)	(17,114)
Weighted average common shares outstanding	30,336,928	28,313,056	30,336,928	28,305,810
Dilutive securities:
Warrants	-	-	-	97,697
Diluted average common stock equivalents outstanding	30,336,928	28,313,056	30,336,928	28,403,507
Basic net loss per share	(0.25)	(0.43)	(0.38)	$(0.57)
Diluted net loss per share	(0.25)	(0.43)	(0.38)	$(0.60)

     For the three and six months ended June 30, 2008 and 2007, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on loss per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share:

	Six Months Ended
	June 30,
	2008	2007
Options to purchase common shares	2,753,600	5,106,157
Outstanding warrants	2,972,049	600,000
Novartis convertible note payable	5,546,331	2,607,459
MHR note payable	5,076,889	4,550,330
	16,348,870	12,863,946

	Three Months Ended
	June 30,
	2008	2007
Options to purchase common shares	2,753,600	5,106,157
Outstanding warrants	2,972,049	2,567,211
Novartis convertible note payable	5,546,331	2,607,459
MHR note payable	5,076,889	4,550,330
	16,348,870	14,831,157

12. Comprehensive Income and Loss

     Our comprehensive income and loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss was $7.6 million and $12.1 million for the three months ended June 30, 2008 and 2007 and a loss of $11.6 million and $16.0 million for the six months ended June 30, 2008 and 2007.

13. Commitments and Contingencies

     In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. In these agreements, we generally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2008.

     In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. If necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. Except as discussed below, there are no currently pending, threatened lawsuits or claims against the company and claims will have a material adverse effect on our financial position, results of operations or cash flows.

     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, our Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007 the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment contract provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provides that in the event he is terminated with cause he will receive no additional compensation. In February, 2008, the Company received $0.5 million as a result of a cancellation of a split dollar life insurance policy on Dr. Goldberg. In June 2008, Dr. Goldberg commenced a separate lawsuit in the New York State Supreme Court (New York County) claiming that the Company breached his employment agreement by not remitting to Dr. Goldberg a portion of the split dollarlife insurance policy. In his lawsuit, Dr. Goldberg seeks $240,101 in compensatory damages, $100,000 in punitive damages, interest, and other relief. The Company believes the suits are without merit and will vigorously defend itself against Dr. Goldberg’s claims. The Company has made an accrual of costs estimated to settle this matter. However, it is impossible to predict with certainty the ultimate impact the resolution of this matter will have on our financial statements. It is possible that additional costs could be incurred to resolve the matter and such costs could be material. The ultimate resolution could have a material adverse impact on our financial statements.

14. Income Taxes

     The Company is primarily subject to United States Federal and New York state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007 and June 30, 2008, the Company had no accruals for interest or penalties related to income tax matters.

15. New Accounting Pronouncements

     In June 2007, the Financial Accounting Standards Board (“FASB”) affirmed the conclusions of the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 07-03 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-03 concluded that non-refundable advance payments for future research and development activities pursuant to an executory contractual arrangement should be capitalized until the goods have been delivered or the related services have been performed. This EITF is effective for fiscal years beginning January 1, 2008, and requires entities to recognize the effects of applying the guidance in this Issue prospectively for new contracts entered into after January 1, 2008. The adoption of EITF Issue No. 07-03 did not have a material impact on our consolidated financial position, results of operation or cash flows.

     In December 2007, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 07-1 “Accounting for Collaborative Arrangements.” The EITF defined collaborative arrangements and established reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects of this EITF on the Company’s financial statements.

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

     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of SFAS 157 with respect to its financial assets and liabilities only. For the portion of SFAS 157 that has been deferred, the Company is currently evaluating the effects SFAS 157 will have on its financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

16. Fair Value

     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008;

(in thousands)	Level 2
U.S. corporate debt	$3,010
U.S. government obligations	1,404
Derivative instruments	(2,285)
Total	$2,129

17. Sale of Patents

     On February 8, 2008, Emisphere sold to MannKind Corporation (“Mannkind”) certain patents and a patent application relating to diketopiperazine technology for a total purchase price of $2.5 million. An initial payment of $1.5 million was received in February 2008 and recognized as other income. An additional $0.5 million will be paid no later than July 5, 2009 with the remaining payment to be made no later than October 5, 2010. We will recognize as revenue, the additional amounts due from Mannkind when payment becomes reasonably assured.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR CAUTIONARY STATEMENT

     Certain statements in this Management's Discussion and Analysis of Financial Conditions and Results of Operations and elsewhere in this report, as well as statements made from time to time by our representatives, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding planned or expected studies and trials of oral formulations that utilize our Eligen® technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our Eligen® technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operational improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under Part II, Item 1A. “Risk Factors” and other factors discussed in connection with any forward looking statements.

General

     Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules or nutritional supplements using its Eligen® technology. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by increasing the onset of action. The Eligen® technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal.

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

     2007 was a transitional year for Emisphere. A new senior management team was hired; we reevaluated the Eligen® technology and our development program, refocused corporate strategy on commercializing the Eligen® technology as quickly as possible, building high-value partnerships and reprioritizing the product pipeline. Spending was redirected and aggressive cost control initiatives were implemented. These changes resulted in deployment of resources to programs that may yield commercial products in a shorter period of time. In addition to product candidates we are developing in-house, we planned to demonstrate and enhance the value of our Eligen® technology by attracting new partners and rejuvenating existing partnerships. Results of these changes are best evidenced by our June 21, 2008 Development and License Agreement with Novo, progress we have reported on the development of Eligen® B12, and cost savings which continue to be evident in financial results for the first half of 2008.

     The application of the Eligen® technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities. During the second quarter 2008, we continued to develop our product pipeline utilizing the Eligen® technology with prescription and nonprescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need.

     Investments required to continue developing the pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that incremental investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution.

     We plan to attempt to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. We will also continue to pursue product candidates for internal development and commercialization. We believe that these internal candidates must be capable of development with reasonable investments in an acceptable time period and with a reasonable risk-benefit profile.

     Our product pipeline includes prescription and non-prescription candidates. On the prescription side, our licensees include Novartis Pharma AG, which is using our drug delivery technology in combination with salmon calcitonin, parathyroid hormone, and human growth hormone. Their most advanced program is testing an oral formulation of calcitonin to treat osteoarthritis and osteoporosis. Novartis is conducting two Phase III clinical studies for osteoarthritis, with enrollment in the first trial scheduled to be complete by the third quarter of 2008 and enrollment for the second Phase III trial scheduled to be complete during the second quarter of 2009. Novartis has completed enrollment in its separate Phase III trial for osteoporosis, a multi-center study exploring the safety and efficacy of oral Eligen® salmon calcitonin to treat vertebral fractures in postmenopausal women aged 60-80 with osteoporosis. The last of 4,500+ patients was recruited for the osteoporsis study in the final week of June 2008, and the three-year study will be conducted in North and South America, Europe and Asia. Now that these Phase III studies are fully enrolled, over 5,000 clinical study patients will be using the Eligen® technology in 2008.

     Novartis is also conducting a Phase I study in postmenopausal women to determine the safety and tolerability of oral PTH134, a combination of human PTH-1-34 and Emisphere’s delivery agent 5-CNAC, for the treatment of postmenopausal osteoporosis. The study is designed to assess the bioavailability profile of increasing doses of PTH-1-34 combined with different amounts of 5-CNAC administered orally. The trial is being conducted in Switzerland and is estimated to yield first interpretable results by the end of the year.

     Two groups are conducting early research using Eligen® technology and GLP-1, a potential treatment for Type 2 diabetes. We previously conducted extensive tests on oral insulin for Type 1 diabetes. Recently, we concluded that a more productive pathway is to move forward with GLP-1 and its analogs, an oral form of which might be used to treat Type 2 diabetes and related conditions. Emisphere announced on June 23, 2008 that we entered a Development and License Agreement with Novo focused on the development of oral formulations of Novo's proprietary GLP-1 receptor agonists. Novo’s development efforts are in the early preclinical stage. Additionally, a second early stage human study of an oral formulation that combines PYY and GLP-1 with Emisphere’s proprietary delivery agent known as SNAC was conducted at University Hospital in Basel, Switzerland by Christoph Beglinger, M.D. The study demonstrated the oral delivery of GLP-1 peptide was safe and effective and that the oral formulation of GLP-1 stimulated an early increase in fasting insulin and a decrease in fasting glucose as compared to placebo.

     Intravenous or subcutaneous applications of GLP-1 are cumbersome and impractical for chronic treatment regimens. Current oral application of peptides is ineffective because peptides have a low oral bioavailability due to their molecular size and physico-chemical characteristics. Dr. Beglinger’s study shows that Emisphere’s Eligen® technology can overcome some of these oral delivery issues safely and effectively.

     Emisphere is independently developing Eligen® vitamin B12 as a nonprescription product candidate. Following our proof of concept animal studies of the absorption of vitamin B12 using our Eligen® technology, additional preclinical studies using dogs further demonstrated that the Eligen® technology enhances the absorption of oral B12 and confirmed earlier proof of concept studies conducted in rats. We have completed our first clinical study testing our new B12 formulation in twenty (20) normal healthy males.

     The data from our first pharmacokinetic study showed mean Vitamin B12 peak blood levels were more than 10 times higher for the Eligen® Vitamin B12 5mg formulation than for the 5mg commercial formulation. The mean time to reach peak concentration (Tmax) was reduced by over 90%; to 0.5 hours for the Eligen® Vitamin B12 5mg from 6.8 hours for the commercial 5mg product. Improvement in bioavailability was approximately 240%, with absorption time at 30 minutes and a mean bioavailability of 5%. The study was conducted with a single administration of Vitamin B12; there were no adverse reactions, and Eligen® B12 was well-tolerated.

     The data from our first Eligen® Vitamin B12 clinical study demonstrates a new, more bioavailable oral form Vitamin B12 and a potential new avenue for addressing the problems with B12 supplementation. Eligen® Vitamin B12 avoids the normal specialized absorption process that limits absorption of Vitamin B12 from current formulations. By circumventing the current absorption process, Eligen® Vitamin B12 may present an opportunity to reduce the potential uncertainty associated with oral megadoses of Vitamin B12 and may reduce the substantial number of injections being taken by millions of individuals.

     The Company is planning additional clinical studies, including pharmacokinetic studies and safety and efficacy studies in vitamin B12 deficient people to further elucidate the advantages of the Eligen® technology. Currently, it is estimated that at least five million people in the United States are taking 40 million injections of B12 per year to treat a variety of debilitating medical conditions (as noted above). Another estimated five million are consuming more than 600 million tablets of B12 orally.

      The safety of the carrier we plan to use to deliver Eligen® vitamin B12 has been demonstrated in earlier preclinical and clinical studies. Since vitamins are regulated by the FDA under different provisions than those used for drugs and biologicals, we anticipate that our development of vitamins will be shorter and less expensive than for a prescription drug.

     Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products. We plan to expand our pipeline with product candidates that demonstrate significant opportunities for growth.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007:

	Three Months Ended
	June 30,
	2008	2007	Change
	(in thousands)
Revenue	$14	$398	$(384)
Operating expenses	$5,909	$9,940	$(4,031)
Operating loss	$(5,895)	$(9,542)	$(3,647)
Other expense	$(1,748)	$(2,562)	$(814)
Net loss	$(7,643)	$(12,104)	$(4,461)

     Revenue decreased $0.4 million for the three months ended June 30, 2008 compared to the same period last year primarily due to the fact that $0.3 million in progress billing receipts from partnership agreements received were classified as deferred revenue (See Note 9). There were no milestone payments in 2008. Milestone payments occur infrequently and achievement of past milestones are no indication of future results.

     Operating expenses decreased $4.0 million or 41% for the three months ended June 30, 2008 in comparison to the same period last year. Details of the changes are highlighted on the table below:

(in thousands)
Decrease in human resource costs	$ 2,046
Decrease in clinical costs	839
Decrease in professional fees	744
Decrease in other	402
Total decrease in operating expenses	$ 4,031

     Human resource costs declined $2.0 million or 43% for the three months ended June 30, 2008, compared to the same period last year, commensurate with a 40% reduction in headcount.

     Clinical costs declined $0.8 million for the three months ended June 30, 2008, compared to the same period last year due to reprioritization of the drug development pipeline. Clinical testing programs were reevaluated and investment was redirected to oral formulations of the PYY and GLP-1 combination and B12.

     Professional fees declined $0.7 million for the three months ended June 30, 2008, compared to the same period last year primarily due to reductions in legal fees as a result of the beneficial settlement of the Company’s lawsuit in 2007 with Eli Lily and Company.

     Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	June 30,
	2008	2007
Human resource costs, including benefits	46%	48%
Professional fees for legal, intellectual property,	20%	19%
accounting and consulting
Occupancy for our laboratory and operating space	15%	11%
Clinical costs	8%	11%
Depreciation and amortization	4%	3%
Other	7%	8%
Total	100%	100%

     Other expense decreased $0.8 million for the three months ended June 30, 2008 in comparison to the same period last year primarily due to a decrease of $1.1 million in the net change in the fair value of derivative instruments partially offset by the reduction of interest and other income of $0.2 million and the increase of interest expense of $0.1 million.

     As a result of the above factors, we had a net loss of $7.6 million for the three months ended June 30, 2008, compared to a net loss of $12.1 million for the three months ended June 30, 2007.

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007:

	Six Months Ended
	June 30,
	2008	2007	Change
	(in thousands)
Revenue	$169	$3,207	$(3,038)
Operating expenses	$12,527	$19,851	$(7,324)
Operating loss	$(12,358)	$(16,644)	$(4,286)
Other income	$773	$653	$120
Net loss	$(11,585)	$(15,991)	$(4,406)

     Revenue decreased $3.0 million for the six months ended June 30, 2008 compared to the same period last year primarily due to the receipt of $2.0 million in milestone payments and $0.7 million in revenue for reimbursement of costs related to the achievement of the Phase III milestone from Novartis Pharma AG for Salmon Calcitonin received during the six months ended June 30, 2007. There were no milestone payments in 2008. Milestone payments occur infrequently and achievement of past milestones are no indication of future results.

     Operating expenses decreased $ 7.3 million for the six months ended June 30, 2008 in comparison to the same period last year. Details of the changes are highlighted on the table below:

(in thousands)
Decrease in human resource costs	$3,716
Decrease in clinical costs	1,576
Decrease in professional fees	1,091
Decrease in other	941
Total decrease in operating expenses	$(7,324)

     Human resource costs declined $3.7 million, or 39% for the six months ended June 30, 2008, compared to the same period last year, commensurate with a 40% reduction in headcount.

     Clinical costs declined $1.6 million for the six months ended June 30, 2008 in comparison to the same period last year due to reprioritization of the drug development pipeline. Clinical testing programs were reevaluated and investment was redirected to oral formulations of the PYY and GLP-1 combination and B12.

     Professional fees declined $1.1 million for the six months ended June 30, 2008 in comparison to the same period last year due to reductions in legal fees as a result of the beneficial settlement of the Company’s lawsuit in 2007 with Eli Lily and Company.

     Our principal operating costs include the following items as a percentage of total operating expenses:

	Six Months Ended
	June 30,
	2008	2007
Human resource costs, including benefits	46%	48%
Professional fees for legal, intellectual property,	21%	19%
Accounting and consulting
Occupancy for our laboratory and operating space	17%	11%
Clinical costs	5%	11%
Depreciation and amortization	4%	3%
Other	8%	8%
Total	100%	100%

     Other income increased $0.1 million for the six months ended June 30, 2008 in comparison to the same period last year primarily due to $1.5 million received from the sale of patents during 2008, offset by a decrease in investments and other income of $0.3 million, a decrease of $0.9 million in the net change in the fair value of derivatives and an increase of $0.2 million in the interest expense.

     As a result of the above factors, we had a net loss of $ 11.6 million for the six months ended June 30, 2008, compared to a net loss of $ 16.0 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2008, our accumulated deficit was approximately $420.9 million and our stockholders’ deficit was approximately $24.6 million.

     Our net loss was $7.6 million and $12.1 million for the three months ended June 30, 2008 and 2007, respectively. Net loss for the three months ended June 30, 2008 includes $1.3 million non-cash other expense related to derivatives, as compared to $2.4 million for the three months ended June 30, 2007.

     Our net loss was $11.6 million and $16.0 million for the six months ended June 30, 2008 and 2007, respectively. Net loss for the six months ended June 30, 2008 includes $1.5 million in other income related to the sale of patents. The change in the fair market value of derivatives was $0.2 million for the six months ended June 30, 2008, compared to $1.1 million for the six months ended June 30, 2007.

     We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of June 30, 2008 total cash, cash equivalents and investments were $15.4 million. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners or our products, will enable us to continue operations through approximately March 2009 or sooner if unforeseen events arise that negatively impact our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007 included a going concern explanatory paragraph.

     Emisphere has implemented aggressive cost control initiatives and management processes to extend our ability to fund future operations. The effect of these initiatives is evident in our financial results for the first half 2008. We are also pursing new partnerships (such as our Development and License Agreement with Novo) as well as enhanced collaborations, and exploring other financing options, with the objective of minimizing dilution and disruption.

     Our business will require substantial additional investment that we have not yet secured. Our plan is to raise capital and/or to pursue partnering opportunities. We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our product candidates. Expenses are expected to be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot be assured that financing will be available on favorable terms or at all. Our failure to raise capital before March 2009 will materially adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations at some time in the future. Any additional investments or resources required would be approached in an incremental fashion to attempt to cause minimal disruption or dilution. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders.

     On April 22, 2008 the Company received a letter from The NASDAQ Stock Market advising that, as of that time, it no longer met the minimum standards for continued inclusion on The NASDAQ Global Market as set forth under NASDAQ Marketplace Rules 4450(b)(1)(A) or 4450(b)(1)(B). In the NASDAQ letter, NASDAQ advised that, in accordance with NASDAQ Marketplace Rule 4450(e)(4), the Company would be provided thirty calendar days, or until May 22, 2008, to regain compliance with NASDAQ Marketplace Rule 4450(b)(1)(A) or apply to transfer the listing of its common stock to The NASDAQ Capital Market.

     The Company decided to apply to transfer its common stock to The NASDAQ Capital Market to ensure that consistent and continual access to capital markets was maintained for all its shareholders.

     The application was made in a timely manner and on May 28, 2008, the Company received notice from the Listing Qualifications Department of The NASDAQ Stock Market that the Company’s application to list its common stock on The NASDAQ Capital Market was approved. The Company’s common stock began trading on the Capital Market, and ceased trading on The NASDAQ Global Market, at the opening of business Friday, May 30, 2008. The trading symbol for the Company’s common stock remains “EMIS.”

     The NASDAQ Capital Market currently includes over 500 companies and operates in substantially the same manner as the NASDAQ Global Market. Securities listed on the NASDAQ Capital Market satisfy all applicable qualification requirements for NASDAQ securities and all companies listed on the NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ’s corporate governance standards.

Off-Balance Sheet Arrangements

     As of June 30, 2008, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three and six months ended June 30, 2008.

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

     Share-Based Payments – Beginning January 1, 2006, we account for Stock-Based Compensation in accordance with SFAS 123(R), “Share-Based Payment” and SAB 107. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized for new awards or awards modified, repurchased or cancelled and only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123

     We estimate the value of stock option awards on the date of grant using the Black-Scholes-Merton option-pricing model (the “Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates. The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior. Our outstanding awards do not contain market or performance conditions, therefore we have elected to recognize share based employee compensation expense on a straight-line basis over the requisite service period.

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

     Revenue Recognition – Revenue includes amounts earned from collaborative agreements and feasibility studies. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for joint steering committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement; the most recent reviews took place in June 2008. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

     With regards to revenue recognition from collaboration agreements: prior to December 31, 2007 the Company interpreted expected payments to equate to total payments subject to each collaboration agreement. Beginning December 31, 2007, the Company has revised its application of expected payments to equate to a “best estimate” of payments. Under this application, expected payments typically include (i) payments already received and (ii) those milestone payments not yet received but that the Company believes are “more likely than not” of receiving. Our support for the assertion that the next milestone is likely to be met is based on the (a) project status updates discussed at JSC meetings; (b) clinical trial/development results of prior phases; (c) progress of current clinical trial/development phases; (d) directional input of collaboration partners; and (e) knowledge and experience of the Company’s scientific staff. After reconsidering the above factors, as of June 30, 2008 the Company believes those payments included in “expected payments” are more likely than not of being received. While this interpretation differs from that used by the Company before December 31, 2007, it does not result in any change to previously recognized revenues in either timing or amount for periods through June 30, 2008.

     The Novo Nordisk A/S (“Novo”) Development and License Agreement (the Agreement”) includes multiple deliverables including the license, several versions of the Company’s Eligen® technology (or carriers), support services and manufacturing (collectively “Deliverables”). Management reviewed the relevant terms of the Agreement and determined that the Deliverables should be accounted for as a single unit of accounting in accordance with the Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

     As of June 30, 2008, items delivered under the Agreement do not have stand-alone value and undelivered items do not have objective evidence of fair value. Revenue cannot be recognized until the Company has either delivered all of the Delivearbles or has objective evidence of the fair value for all of the undelivered items. Such conclusion will be reevaluated as each item in the arrangement is delivered. Consequently any payments received from Novo under the Agreement, will be deferred and included in Deferred Revenue within the Company’s balance sheet. Management currently cannot estimate when all of the Deliverables will be delivered nor can they estimate, if ever, when the Company will have objective evidence of the fair value for all of the undelivered items, therefore all payments from Novo are expected to be deferred for the foreseeable future.

     The determination of what are deliverables under the Agreement, whether an item has stand-alone value, whether delivery has occurred or over what period will delivery occur and what constitutes objective fair value of an item under EITF 00-21 can have a significant impact on the timing and amount of revenue recognized in a period.

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

     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclose in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on there levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclose in the financial statements at fair value at least annually. For the portions of SFAS 157 which have been deferred, the Company is currently evaluating the effects SFAS 157 will have on its financial statements.

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

     In June 2007, the FASB affirmed the conclusions of the Emerging Issue’s Task Force (“EITF”) with respect to EITF Issue No. 07-03 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-03 concluded that non-refundable advance payments for future research and development activities pursuant to an executory contractual arrangement should be capitalized until the goods have been delivered or the related services have been performed. This EITF is effective for fiscal years beginning January 1, 2008, and requires entities to recognize the effects of applying the guidance in this Issue prospectively for new contracts entered into after January 1, 2008. The adoption of EITF Issue No. 07-03 did not have a material impact on our consolidated financial position, results of operation or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Fair Value of Warrants and Derivative Liabilities. At June 30, 2008, the estimated fair value of derivative instruments was $2.3 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/ (decrease)
in fair value of
derivative
(in thousands)
25% increase in stock price	$1,056
50% increase in stock price	$2,211
5% increase in assumed volatility	$185

25% decrease in stock price	$(923)
50% decrease in stock price	$(1,663)
5% decrease in assumed volatility	$(189)

     Investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of money market funds, U.S. government debt, corporate debt, and U.S. government obligations. Our fixed-rate interest-bearing investment totaled $4.4 million at June 30, 2008. This investment matures during 2008. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitrations costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment agreement provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change so control, twenty four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all used stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provides that in the event he is terminated with cause, he will receive no additional compensation. During the year ended December 31, 2007, the Company accrued the estimated costs to settle this matter. No settlement has been reached and the dispute continues. In February, 2008, the Company received $0.5 million as a result of a cancellation of a split dollar life insurance policy on Dr. Goldberg. Dr. Goldberg claims approximately $0.2 million is due him as a return of policy premium. The Company has asserted that it has claims against Dr. Goldberg for breaches of his fiduciary duties to the Company that exceeds the amount of the policy proceeds demanded and accordingly have rejected his claim. In June 2008, Dr. Goldberg commenced a separate lawsuit in the New York State Supreme Court (New York County) claiming that the Company breached his employment agreement by not remitting to Dr. Goldberg a portion of the cash value of a life insurance policy. In his lawsuit, Dr. Goldberg seeks $240,101 in compensatory damages, $100,000 in punitive damages, interest, and other relief. The Company believes the suits are without merit and will vigorously defend itself against Dr. Goldberg’s claims.

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

Financial Risks

  We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by February 2009, we may be forced to cease operations.
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
3.1

Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed May 7, 2007).

3.2(a)

By-Laws of Emisphere Technologies, Inc. as amended December 7, 1998 and September 26, 2005 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, filed March 16, 1999, and the Current Report on From 8-K, filed September 30, 2005).

3.2(b)	Amendment to the By-Laws, as amended, of Emisphere Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K, filed September 14, 2007).

10.1	Development and License Agreement, dated as of June 21, 2008, between Emisphere Technologies, Inc. and Novo Nordisk AS (filed herewith)[1].

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

1 Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: August 11, 2008	/s/ Michael V. Novinski
Michael V. Novinski
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer
(Principal Financial and Accounting Officer)