Form 10-Q
period 2008-09-30
EMISPHERE TECHNOLOGIES INC
filed 2008-11-06
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)	[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 3, 2008 was 30,341,078.

EMISPHERE TECHNOLOGIES, INC.

     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART 1

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

     CONDENSED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$9,528	$3,938
Short-term investments	1,498	9,916
Accounts receivable	456	292
Prepaid expenses and other current assets	412	983
Total current assets	11,894	15,129
Equipment and leasehold improvements, net	1,682	2,074
Purchased technology, net	1,376	1,555
Restricted cash	246	246
Other assets	437	477
Total assets	$15,635	$19,481

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$3,057	$2,874
Derivative instruments	1,245	2,487
Deferred revenue, current	23	73
Other current liabilities	80	73
Total current liabilities	4,405	5,507
Notes payable, including accrued interest and net of related discount	29,463	27,320
Deferred revenue, non-current	10,831	-
Deferred lease and other liabilities	316	328
Total liabilities	45,015	33,155

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 100,000,000 shares; issued	306	306
30,630,810 shares (30,341,078 outstanding) as of September 30, 2008; and
issued 30,626,660 shares (30,336,928 outstanding) as of December 31, 2007
Additional paid-in capital	400,253	399,282
Accumulated deficit	(425,985)	(409,300)
Accumulated other comprehensive gain (loss)	(2)	(10)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)
Total stockholders’ deficit	(29,380)	(13,674)
Total liabilities and stockholders’ deficit	$15,635	$19,481

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2008 and 2007
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$77	$571	$246	$3,778

Costs and expenses:
Research and development	2,945	5,364	10,101	16,848
General and administrative expenses	2,680	3,412	7,736	11,196
Gain on disposal of fixed assets	-	-	(135)	-
Depreciation and amortization	192	232	641	815
Total costs and expenses	5,817	9,008	18,343	28,859

Income from settlement of lawsuit:
Proceeds from settlement of lawsuit	-	18,000	-	18,000
Expenses from settlement of lawsuit	-	(6,110)	-	(6,110)
Income from settlement of lawsuit	-	11,890	-	11,890
Operating (loss) income	(5,740)	3,453	(18,097)	(13,191)

Other income and (expense):
Change in fair value of derivative instruments	1,040	(21)	1,242	1,102
Investment and other income	350	188	852	985
Sale of patents	-	-	1,500	-
Interest expense, net	(750)	(664)	(2,182)	(1,931)
Total other income (expense)	640	(497)	1,412	156

Net (loss) income	$(5,100)	$2,956	$(16,685)	$(13,035)

Net (loss) income per share, basic	$(0.17)	$0.10	$(0.55)	$(0.46)
Net (loss) income per share, diluted	$(0.17)	$0.09	$(0.55)	$(0.50)

Weighted average shares outstanding, basic	30,338,174	29,187,151	30,337,442	28,602,819

Weighted average shares outstanding, diluted	30,338,174	32,375,805	30,337,442	28,728,063

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

     CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
(in thousands, except share and per share data)
(unaudited)

	For the nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(16,685)	(13,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	462	636
Amortization	179	179
Change in fair value of derivative instruments	(1,242)	(1,102)
Non-cash interest expense	2,183	1,931
Non-cash compensation expense	959	2,377
Gain on disposal of fixed assets / other	(135)	91

Changes in assets and liabilities excluding non-cash transactions:
Increase in accounts receivable	(164)	(32)
Decrease in prepaid expenses and other current assets	571	134
Increase in accounts payable and accrued expenses	183	1407
Increase in other current liabilities	7	47
Decrease in deferred lease and other liabilities	(12)	41
Increase in deferred revenue	10,781	-
Total adjustments and net changes in assets and liabilities	13,772	5,709
Net cash used in operating activities	(2,913)	(7,326)

Cash flows from investing activities:
Net proceeds from sale and maturity of investments	8,422	12,600
Proceeds from sale of fixed assets	138	-
Capital expenditures and other	(70)	(1,212)
Net cash provided by investing activities	8,490	11,388

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	13	343
Net proceeds from issuance of common stock		5,954
Net proceeds from issuance of warrants		954
Net cash provided by financing activities	13	7,251

Net increase in cash and cash equivalents	5,590	11,313
Cash and cash equivalents, beginning of period	3,938	8,035
Cash and cash equivalents, end of period	$9,528	$19,348

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

     Since our inception in 1986, we have devoted substantial efforts and resources to understanding the Eligen® technology and establishing a product development pipeline that incorporates this technology with selected molecules. Although no products have been commercialized to date, research and investment is now being placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. It is not anticipated that ongoing operational costs for early stage research and development will increase significantly; in fact, we continue to attempt to identify additional reductions in non-strategic spending.

     As of September 30, 2008, we had approximately $11.0 million in cash and investments, $7.5 million in working capital, $29.5 million in notes payable, $10.9 million in deferred revenue, stockholders’ deficit of $29.4 million and an accumulated deficit of $426.0 million.

     Our net loss for the three months and nine months ended September 30, 2008 were approximately $5.1 million and $16.7 million, respectively.

     Net loss for the nine months ended September 30, 2008 includes the initial $1.5 million payment for the sale of certain Emisphere patents and a patent application relating to diketopiperazine technology to MannKind Corporation.

     We anticipate that we will continue to generate significant losses from operations for the foreseeable future and that our business will require substantial additional investment that we have not yet secured. We received $10.0 million in June 2008 relating to our licensing agreement with Novo Nordisk AS (“Novo”). We anticipate that our existing cash resources combined with additional cost control initiatives, if necessary, will enable us to continue operations through approximately April 2009 or earlier if unforeseen events arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007 included a going concern explanatory paragraph. Emisphere has implemented aggressive cost control initiatives and management processes to extend our ability to fund future operations. We are also pursuing new as well as enhanced collaborations and exploring other financing options.

     Our plan is to raise capital as appropriate and to pursue product partnering opportunities. We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our product candidates. Expenses may be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we raise substantial additional financing on acceptable terms or secure funds or development resources from new or existing partners. The Company currently has no commitment from others to provide financing nor can we provide assurance that financing will be available when needed, on favorable terms. Any additional investments or resources required would be approached, to the extent reasonable in the circumstances, in an incremental fashion to cause minimal disruption or dilution. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders.

     Our failure to raise capital before April 2009 will materially adversely affect our business, financial condition and results of operations, and would force us to reduce or cease our operations. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, revenue, receivables, liabilities, warrant valuation, impairment of intangible and fixed assets and projected operating results.

3. Investments

     At September 30, 2008, our investment balances consisted of available for sale securities of $9.5 million which includes $1.5 million in government securities (See Note 16). All investments matured October 15, 2008. Gross unrealized gains and losses at September 30, 2008 and December 31, 2007 are not material.

4. Stock-Based Compensation Plans

     On April 20, 2007, the stockholders of the Company approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of an aggregate 3,275,334 shares as follows: 2,500,000 new shares, 374,264 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors (the “Directors Stock Plan”). In addition, shares canceled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan. As of September 30, 2008, shares available for future grants under the 2007 Plan and the 2002 Plan amounted to 2,206,534 and 111,610, respectively. As of September 30, 2008 the Company had 2,382,057 stock option grants outstanding.

     The table below summarizes compensation expense from share-based payment awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Research and development	$70	$400	$358	$877
General and administrative	234	400	$601	1,500
Total stock compensation expense recognized	$304	$800	$959	$2,377

     Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of September 30, 2008 was $2.1 million, which is expected to be recognized over a weighted-average period of three years.

     Cash received from options exercised for the nine months ended September 30, 2008 and September 30, 2007 was $13 thousand and $343 thousand respectively. No tax benefit was realized due to continued operating losses.

     For the nine months ended September 30, 2008, the Company granted options for 130,600 shares with a weighted average exercise price of $2.65. During the nine months ended September 30, 2007, the Company granted 1,435,585 shares with a weighted average exercise price of $4.58.

5. Equipment and Leasehold Improvements

     Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	September 30,	December 31,
	in Years	2008	2007
		(in thousands)
Equipment	3 -7	$9,099	$9,190
Leasehold improvements	Life of lease	18,418	18,412
Subtotal Equipment and leasehold improvements		27,517	27,602
Less accumulated depreciation and amortization		(25,835)	(25,528)
Equipment and leasehold improvements, net		$1,682	$2,074

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

     Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2008 and 2007 and in the remaining years through 2014.

7. Notes Payable

     Notes payable consist of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
MHR Convertible Notes	$17,585	$15,836
Novartis Note	11,878	11,484
	$29,463	$27,320

     MHR Convertible Notes. The Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR Institutional Partners IIA L.P. (together with its affiliates, “MHR”) on substantially all of our assets. Interest is payable in the form of additional Convertible Notes issued monthly through June 30, 2007 and then semi-annually beginning June 30, 2007, rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. Further the Convertible Notes provide MHR with the right to require redemption in the event of a change in control, as defined, prior to September 26, 2009. Such required redemption would be at 101% of the then outstanding principal in the Convertible Notes and interest through September 26, 2009. The Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2010, into shares of our common stock at a price per share of $3.78. At September 30, 2008, the Convertible Notes were convertible into approximately 5.2 million shares of our common stock.

     The book value of the MHR Notes is comprised of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Face value of the notes	$19,723	$18,168
Discount (related to the warrant purchase option)	(1,002)	(1,093)
Lender’s finance costs	(1,136)	(1,239)
	$17,585	$15,836

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

     The Convertible Notes provide for various events of default as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver each quarter, the latest being received in October 2008 which is in effect for a period greater than one year; as such the Convertible Notes have been classified as long-term.

     Novartis Note. The Novartis Note bears interest at a rate that increases over the term. Currently the Note bears interest at a rate of 5% through December 1, 2008, and 7% from that point until maturity on December 1, 2009. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We are accruing interest using the effective interest rate method, which results in an effective interest rate of 4.5%. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock as described in our Annual Report on Form 10-K for the year ended December 31, 2007. On September 30, 2008, the Novartis Note was convertible into 4.5 million shares of our common stock.

8. Derivative Instruments

Derivative instruments consist of the following:	September 30,	December 31,
	2008	2007
	(in thousands)
March 2005 Equity financing warrants	$454	$1,163
October 2006 MHR warrants	452	764
August 2007 Equity financing warrants	339	560
	$1,245	$2,487

     The fair value of the warrants decreased by $1.0 million during the three months ended September 30, 2008, which has been recognized in the accompanying statements of operations.

     The fair value of the warrants decreased by $1.2 million during the nine months ended September 30, 2008, which has been recognized in the accompanying statements of operations.

     The warrants will be adjusted to estimated fair value for each future period they remain outstanding.

   March 2005 Equity Financing Warrants:

     At September 30, 2008 we had outstanding warrants to purchase up to 1,354,838 shares of common stock. The warrants were originally issued with an exercise price of $4.00 and expire March 31, 2010. The warrants provide for certain anti-dilution protection as provided therein. Warrants to purchase 967,464 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81 and the remaining warrants do not limit adjustments to the exercise price.

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

     The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2008 are a closing stock price of $2.00, expected volatility of 74.02% over the remaining term of eighteen months and a risk-free rate of 2.81%.

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

     The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2008 are a closing stock price of $2.00, expected volatility of 79.26% over the remaining term of thirty-six months and a risk-free rate of 2.00%.

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

     The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2008 are a closing stock price of $2.00, expected volatility of 78.32% over the remaining term of forty-seven months and a risk-free rate of 1.78%.

9. Novo Nordisk AS Agreement

     On June 21, 2008, Emisphere Technologies, Inc. and Novo Nordisk AS (“Novo”) entered into an exclusive Development and License Agreement (the “Agreement”) pursuant to which Novo will develop and commercialize oral formulations of Novo proprietary products in combination with Emisphere carriers. Under the Agreement Emisphere could receive more than $87 million in contingent product development and sales milestone payments to Emisphere of which a $10 million non-refundable license fee was received during June 2008 upon execution of the Agreement. The Company would also be entitled to receive royalties in the event Novo commercializes products developed under the Agreement. Under the Agreement, Novo is responsible for the development and commercialization of the products.

     The Agreement includes multiple deliverables including the license grant, several versions of the Company’s Eligen® technology (or carriers), support services and manufacturing (collectively “Deliverables”). Management reviewed the relevant terms of the Agreement and determined that the Deliverables should be accounted for as a single unit of accounting in accordance with the Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) since the delivered license and Eligen® technology do not have stand-alone value and the Company does not have objective evidence of fair value of the undelivered Eligen® technology or the manufacturing obligation. Revenue cannot be recognized until the Company has either delivered all of the Deliverables or has objective evidence of the fair value for all of the undelivered items. Such conclusion will be reevaluated as each item in the arrangement is delivered. Consequently any payments received from Novo under the Agreement, including the initial $10 million upfront payment and any payments received for support services, will be deferred and included in Deferred Revenue within the Company’s balance sheet. Management cannot currently estimate when all of the Deliverables will be delivered nor can they estimate, if ever, when the Company will have objective evidence of the fair value for all of the undelivered items, therefore all payments from Novo are expected to be deferred for the foreseeable future.

     As of September 30, 2008 total deferred revenue from the Agreement was $10.8 million, comprised of the $10 million non-refundable license fee and $0.8 million in support services.

10. Stockholders’ Deficit

     On April 20, 2007, the stockholders of the Company approved an increase in the Company’s authorized common stock from 50 million to 100 million shares.

     Our certificate of incorporation provides for the issuance of 1 million shares of preferred stock with the rights, preferences, qualifications and terms to be determined by our Board of Directors. As of September 30, 2008 and December 31, 2007, there were no shares of preferred stock outstanding.

     We have a stockholder rights plan in which Preferred Stock Purchase Rights (the “Rights”) have been granted at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock (“A Preferred Stock”) at an exercise price of $80 for each share of our common stock as described further in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008.

11. Net loss per share

     The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Basic net (loss) income	$(5,100)	$2,956	$(16,685)	$(13,035)
Dilutive securities:
Options	-	-	-	-
Warrants	-	(249)	-	(1,371)
Novartis convertible note payable	-	210	-	-
Diluted net loss	$(5,100)	$2,917	$(16,685)	$(14,406)
Weighted average common shares
outstanding	30,338,174	29,187,151	30,337,442	28,602,819
Dilutive securities:
Options	-	333,624	-	-
Warrants	-	247,571	-	125,244
Novartis convertible note payable	-	2,607,459	-	-
Diluted average common stock
equivalents outstanding	30,338,174	32,375,805	30,337,442	28,728,063
Basic net loss per share	$(0.17)	$0.10	$(0.55)	$(0.46)
Diluted net loss per share	$(0.17)	$0.09	$(0.55)	$(0.50)

     For the three and nine months ended September 30, 2008 and 2007, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on loss per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share:

	Nine Months Ended
	September 30,
	2008	2007
Options to purchase common shares	2,382,057	4,433,773
Outstanding warrants	2,972,049	1,004,838
Novartis convertible note payable	4,487,755	2,542,700
MHR note payable	5,217,787	4,676,615
	15,059,648	12,657,926

	Three Months Ended
	September 30,
	2008	2007
Options to purchase common shares	2,382,057	2,936,521
Outstanding warrants	2,972,049	404,838
Novartis convertible note payable	4,487,755	-
MHR note payable	5,217,787	4,676,615
	15,059,648	8,017,974

12. Comprehensive Income and Loss

     Our comprehensive income and loss was comprised of net loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss was $5.1 million and $3.0 million for the three months ended September 30, 2008 and 2007 and a loss of $16.7 million and $13.0 million for the nine months ended September 30, 2008 and 2007.

13. Commitments and Contingencies

     In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. In these agreements, we generally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2008.

     In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. If necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. Except as discussed below, there are no currently pending, threatened lawsuits or claims against the Company that could have a material adverse effect on our financial position, results of operations or cash flows.

     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, our Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007 the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment contract provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provides that in the event he is terminated with cause he will receive no additional compensation. In February 2008, the Company received $0.5 million as a result of a cancellation of a split dollar life insurance policy on Dr. Goldberg. In June 2008, Dr. Goldberg commenced a separate lawsuit in the New York State Supreme Court (New York County) claiming that the Company breached his employment agreement by not remitting to Dr. Goldberg a portion of the split-dollar life insurance policy. In his lawsuit, Dr. Goldberg seeks $240,101 in compensatory damages, $100,000 in punitive damages, interest, and other relief. The Company believes the suits are without merit and will vigorously defend itself against Dr. Goldberg’s claims. The Company has made an accrual of costs estimated to settle this matter. However, it is impossible to predict with certainty the ultimate impact the resolution of this matter will have on our financial statements. It is possible that additional costs could be incurred to resolve the matter and such costs could be material. The ultimate resolution could have a material adverse impact on our financial statements.

14. Income Taxes

     The Company is primarily subject to United States Federal, New York and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007 and September 30, 2008, the Company had no accruals for interest or penalties related to income tax matters. For the nine months ended September 30, 2008 and 2007, the effective income tax rate was 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 35% is attributable to the use of net operating loss carry-forwards as well as state tax benefits and tax credit carry-forwards offset by changes in the deferred tax valuation allowance.

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

     The FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” in March 2008. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any, on future financial statements.

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

     Effective January 1, 2008, the Company could have adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this SFAS.

16. Fair Value

     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008;

Level 2
($ in thousands)
U.S. government obligations	1,500
Derivative instruments	(1,245)

17. Sale of Patents

     On February 8, 2008, Emisphere sold to MannKind Corporation (“Mannkind”) certain patents and a patent application relating to diketopiperazine technology for a total purchase price of $2.5 million. An initial payment of $1.5 million was received in February 2008 and recognized as other income. An additional $0.5 million will be paid no later than July 5, 2009 with the remaining payment to be made no later than October 5, 2010. We will recognize as revenue the additional amounts due from Mannkind when payment becomes reasonably assured.

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

     2007 was a transitional year for Emisphere. A new senior management team was hired; we reevaluated the Eligen® technology and our development program, refocused corporate strategy on commercializing the Eligen® technology as quickly as possible, building high-value partnerships and reprioritizing the product pipeline. Spending was redirected and aggressive cost control initiatives were implemented. These changes resulted in deployment of resources to programs that may yield commercial products in a shorter period of time. In addition to product candidates we are developing in-house, we planned to demonstrate and enhance the value of our Eligen® technology by attracting new partners and rejuvenating existing partnerships. Results of these changes are evidenced by our June 21, 2008 exclusive Development and License Agreement with Novo Nordisk A/S (Novo), progress we have reported on the development of Eligen® B12, and cost savings which continue to be evident in financial results for the first three quarters 2008.

     The application of the Eligen® technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities. During the third quarter 2008, we continued to develop our product pipeline utilizing the Eligen® technology with prescription and nonprescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need.

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

     Our product pipeline includes prescription and non-prescription candidates. On the prescription side, our licensees include Novartis Pharma AG, which is using our drug delivery technology in combination with salmon calcitonin, parathyroid hormone, and human growth hormone. Their most advanced program is testing an oral formulation of calcitonin to treat osteoarthritis and osteoporosis. Novartis is conducting two Phase III clinical studies for osteoarthritis and one Phase III clinical study for osteoporosis. During the third quarter 2008 Novartis completed enrollment for the first trial for osteoarthritis; a multi-center Phase III study exploring the safety and efficacy of an oral formulation of salmon calcitonin using Emisphere's proprietary Eligen® technology to treat patients with osteoarthritis of the knee. This study, which will be used to support the filing with health authorities worldwide, includes more than 1,100 patients between the ages of 51 and 80 years with a medical history and symptoms of knee osteoarthritis. This study will be conducted mainly in Europe and is estimated to be completed during the second half 2010. In October, Emisphere also announced that Novartis Pharma AG and Nordic Bioscience initiated a second multi-center Phase III study exploring the safety and efficacy of an oral formulation of salmon calcitonin to treat patients with osteoarthritis of the knee. This second study, designed to meet FDA requirements for US registration, will examine patients between 51 and 80 years of age suffering from painful symptoms of knee osteoarthritis. The study will be conducted in multiple sites, including the U.S., with an estimated completion during the second half of 2011.

     Novartis is also conducting a Phase III trial for osteoporosis. This Phase III trial is a multi-center study exploring the safety and efficacy of oral Eligen® salmon calcitonin to treat vertebral fractures in postmenopausal women aged 60-80 with osteoporosis. The last of 4,500+ patients was recruited for the osteoporosis study in the final week of June 2008, and the three-year study will be conducted in North and South America, Europe and Asia. Now that these Phase III studies are fully enrolled, over 5,500 clinical study patients will be using the Eligen® technology in 2008.

     A study Novartis Pharma AG and its partner Nordic Bioscience published in the October 2008 issue of BMC Clinical Pharmacology demonstrated that oral salmon calcitonin using Emisphere's proprietary Eligen® Technology taken 30 to 60 minutes before meals with 50 ml of water results in improved absorption and improved efficacy measured by the biomarker of reduced bone resorption (sCTX-I) compared to the commonly prescribed nasal formulation. The study was a randomized, partially-blind, placebo-controlled, single dose exploratory crossover clinical trial using 56 healthy postmenopausal women.

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

     Research using Eligen® technology and GLP-1, a potential treatment for Type 2 diabetes is being conducted by Novo Nordisk and by Dr. Christoph Beglinger, M.D., an independent medical researcher at University Hospital in Basel, Switzerland. We had previously conducted extensive tests on oral insulin for Type 1 diabetes and concluded that a more productive pathway is to move forward with GLP-1 and its analogs, an oral form of which might be used to treat Type 2 diabetes and related conditions. Consequently, on June 21, 2008 we entered an exclusive Development and License Agreement with Novo focused on the development of oral formulations of Novo's proprietary GLP-1 receptor agonists. Novo’s development efforts are in the early preclinical stage. Additionally, a second early stage human study of an oral formulation that combines PYY and native GLP-1 with Emisphere’s proprietary delivery agent known as SNAC was conducted at University Hospital by Prof. Beglinger. The study demonstrated the oral delivery of the GLP-1 peptide was safe and effective and that the oral formulation of GLP-1 stimulated an early increase in fasting insulin and a decrease in fasting glucose as compared to placebo.

     During October 2008, Prof. Beglinger published the results of another study assessing the oral delivery of GLP-1 and PYY3-36 using Emisphere's proprietary delivery technology. The study showed, for the first time, that satiety peptides such as GLP-1 and PYY3-36 can be delivered orally in humans with safety and efficiency. The study, conducted in 12 healthy subjects, was designed to establish the pharmacokinetics and pharmacodynamics of increasing oral doses of GLP-1 and PYY3-36. Emisphere's delivery agent, known as SNAC, was formulated as a tablet with GLP-1 or PYY3-36. Both oral GLP-1 and PYY3-36 induce rapid and dose-dependent increases in plasma drug concentrations; GLP-1 induces a relevant insulin release; and, both peptides suppressed ghrelin secretion in healthy male volunteers. This clinical study of the compound confirms Professor Beglinger's earlier results that SNAC allows for rapid oral absorption of GLP-1 or PYY3-36. The study results were published in the October 2008 issue of Clinical Pharmacology & Therapeutics.

     Intravenous or subcutaneous applications of GLP-1 are cumbersome and impractical for chronic treatment regimens. Current oral application of peptides is ineffective because peptides have a low oral bioavailability due to their molecular size and physico-chemical characteristics. Prof. Beglinger’s studies show that Emisphere’s Eligen® technology can overcome some of these oral delivery issues safely and efficiently.

     Emisphere is independently developing Eligen® B12 as a nonprescription product candidate. Following our proof of concept animal studies of the absorption of vitamin B12 using our Eligen® technology, additional preclinical studies using dogs further demonstrated that the Eligen® technology enhances the absorption of oral B12 and confirmed earlier proof of concept studies conducted in rats. We have completed our first clinical study testing our new vitamin B12 formulation in twenty normal healthy males.

     The data from our first pharmacokinetic study showed mean vitamin B12 peak blood levels were more than 10 times higher for the Eligen® B12 5mg formulation than for the 5mg commercial formulation. The mean time to reach peak concentration (Tmax) was reduced by over 90%; to 0.5 hours for the Eligen® B12 5mg from 6.8 hours for the commercial 5mg product. Improvement in bioavailability was approximately 240%, with absorption time at 30 minutes and a mean bioavailability of 5%. The study was conducted with a single administration of Eligen® B12; there were no adverse reactions, and Eligen® B12 was well-tolerated.

     The data from our first Eligen® B12 clinical study demonstrates a new, more bioavailable oral form vitamin B12 and a potential new avenue for addressing the problems with B12 supplementation. Eligen® B12 avoids the normal specialized absorption process that limits absorption of vitamin B12 from current formulations. By circumventing the current absorption process, Eligen® B12 may present an opportunity to reduce the potential uncertainty associated with oral megadoses of vitamin B12 and may reduce the substantial number of injections being taken by millions of individuals.

     The Company is planning one or more additional clinical studies, including pharmacokinetic and safety and efficacy studies in vitamin B12 deficient people to further elucidate the advantages of the Eligen® technology. Currently, it is estimated that at least five million people in the United States are taking 40 million injections of vitamin B12 per year to treat a variety of debilitating medical conditions (as noted above). Another estimated five million are consuming more than 600 million tablets of vitamin B12 orally.

      The safety of the carrier we plan to use to deliver Eligen® B12 has been demonstrated in earlier preclinical and clinical studies. Since vitamins are regulated by the FDA under different provisions than those used for drugs and biologicals, we anticipate that our development of vitamins may be shorter and less expensive than for a prescription drug.

     On July 26, 2008 Nicholas J. Hart joined the company as Vice President, Strategy and Development. In this capacity, Mr. Hart will be responsible for the planning and commercial development aspects of the company's Eligen® technology, including Eligen® B12.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007:

	Three Months Ended
	September 30,
	2008		2007	Change
	(in thousands)
Revenue		$77	$571	$(494)
Operating expenses		$5,817	$9,008	$(3,191)
Income from settlement of lawsuit, net	$		$11,890	$(11,890)
Operating income (loss)		$(5,740)	$3,453	$9,193
Other income (expense)		$640	$(497)	$1,137
Net income (loss)		$(5,100)	$2,956	$(8,056)

     Revenue decreased $0.5 million for the three months ended September 30, 2008 compared to the same period last year primarily due to $0.5 million in progress billing receipts from Novo Nordisk, being classified as deferred revenue in accordance with generally accepted accounting principles. Under applicable GAAP (discussed in more detail in Note 9), receipts from Novo must be deferred until certain future events occur. Accordingly, $0.5 million of billings to Novo Nordisk for the three months ended September 30, 2008 have been included in deferred revenue.

     Operating expenses decreased $3.2 million or 35% for the three months ended September 30, 2008 in comparison to the same period last year. Details of the changes are highlighted on the table below:

(in thousands)
Decrease in human resource costs	$2,129
Decrease in clinical costs	437
Decrease in professional fees	276
Decrease in other	349
Total decrease in operating expenses	$3,191

     Human resource costs declined $2.1 million or 47% for the three months ended September 30, 2008, compared to the same period last year, commensurate with a 42% reduction in headcount.

     Clinical costs declined $0.4 million for the three months ended September 30, 2008, compared to the same period last year due to reprioritization of the drug development pipeline. Clinical testing programs were reevaluated and investment was redirected to oral formulations of the PYY and GLP-1 combination and B12.

     Professional fees declined $0.3 million for the three months ended September 30, 2008, compared to the same period last year primarily due to reduction in legal fees due to the settlement of the lawsuit with Eli Lilly and Company.

     Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	September 30,
	2008	2007
Human resource costs, including benefits	41%	50%
Professional fees for legal, intellectual property,	24%	19%
accounting and consulting
Occupancy for our laboratory and operating space	22%	14%
Clinical costs	2%	6%
Depreciation and amortization	3%	3%
Other	8%	8%
Total	100%	100%

     Income from settlement of lawsuit, net for the three months ended September 30, 2007 includes $18.0 million proceeds and $6.1 million expense from settlement of lawsuit with Lilly for a net settlement of $11.9 million.

     Other income increased $1.1 million for the three months ended September 30, 2008 in comparison to the same period last year primarily due to a $1.1 million decrease in the fair value of derivative instruments due to the decline in the Company’s stock. Non-cash gains and losses that result from changes in the value of the derivative instrument liability are included in the Company’s operating results as “other income.” Increases in value of the underlying shares of the Company's common stock increase the liability with a corresponding loss recognized in the Company's operating statement while decreases in the value of the Company's common stock decrease the value of the liability with a corresponding gain recognized in the Company's operating statement. Future gains and losses recognized in the Company's operating results from changes in value of the derivative instrument liability are based in part on the fair value of the Company's common stock which is outside the control of the Company. Gains and losses could be material.

     As a result of the above factors, we had a net loss of $5.1 million for the three months ended September 30, 2008, compared to net income of $3.0 million for the three months ended September 30, 2007, which included $11.9 million income (net) from the settlement of a lawsuit with Eli Lilly and Company. Without the $11.9 million income (net) from the settlement of a lawsuit with Eli Lilly and Company, we would have incurred a net loss of $8.9 million for the three months ended September 30, 2007. The $5.1 million net loss for the three months ended September 30, 2008 is $3.8 million (43%) less than the $8.9 million net loss that would have been incurred without the settlement of the lawsuit during the same period last year.

Results of Operations

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007:

	Nine months Ended
	September 30,
	2008	2007	Change
	(in thousands)
Revenue	$246	$3,778	$(3,532)
Operating expenses	$18,343	$28,859	$(10,516)
Income from settlement of lawsuit, net		$11,890	$(11,890)
Operating loss	$(18,097)	$(13,191)	$(4,906)
Other income	$1,412	$156	$1,256
Net loss	$(16,685)	$(13,035)	$(3,650)

     Revenue decreased $3.5 million for the nine months ended September 30, 2008 compared to the same period last year primarily due to the receipt of $2.0 million in milestone payments during the nine months ended September 30, 2007, the reclassification of $0.8 million in billing receipts in connection with partnership agreements as deferred revenue during the nine months ended September 30, 2008 (see Note 9) and the receipt of $0.7 million revenue for reimbursement of costs related to the achievement of the Phase III milestone from Novartis Pharma AG for Salmon Calcitonin received during the nine months ended September 30, 2007. There were no milestone payments in 2008. Milestone payments occur infrequently and achievement of past milestones are no indication of future results.

     Operating expenses decreased $10.5 million for the nine months ended September 30, 2008 in comparison to the same period last year. Details of the changes are highlighted on the table below:

(in thousands)
Decrease in human resource costs	$5,845
Decrease in clinical costs	2,013
Decrease in professional fees	1,367
Decrease in other	1,291
Total decrease in operating expenses	$(10,516)

     Human resource costs declined $5.8 million, or 42% for the nine months ended September 30, 2008, compared to the same period last year, commensurate with a 42% reduction in headcount.

     Clinical costs declined $2.0 million for the nine months ended September 30, 2008 in comparison to the same period last year due to reprioritization of the drug development pipeline. Clinical testing programs were reevaluated and investment was redirected to oral formulations of the PYY and GLP-1 combination and B12.

     Professional fees declined $1.4 million for the nine months ended September 30, 2008 in comparison to the same period last year primarily due to reductions in legal fees as a result of the beneficial settlement of the Company’s lawsuit in 2007 with Eli Lily and Company.

     Our principal operating costs include the following items as a percentage of total operating expenses:

	Nine months Ended
	September 30,
	2008	2007
Human resource costs, including benefits	45%	49%
Professional fees for legal, intellectual property,	22%	19%
Accounting and consulting
Occupancy for our laboratory and operating space	18%	12%
Clinical costs	4%	9%
Depreciation and amortization	3%	3%
Other	8%	8%
Total	100%	100%

     Income from settlement of lawsuit, net for the nine months ended September 30, 2007 includes $18.0 million proceeds and $6.1 million expense from settlement of lawsuit for a net settlement of $11.9 million.

     Other income increased $1.3 million for the nine months ended September 30, 2008 in comparison to the same period last year primarily due to $1.5 million received from the sale of patents during 2008. Non-cash gains and losses that result from changes in the value of the derivative instrument liability are included in the Company’s operating results as “other income.” Increases in value of the underlying shares of the Company's common stock increase the liability with a corresponding loss recognized in the Company's operating statement while decreases in the value of the Company's common stock decrease the value of the liability with a corresponding gain recognized in the Company's operating statement. Future gains and losses recognized in the Company's operating results from changes in value of the derivative instrument liability are based in part on the fair value of the Company's common stock which is outside the control of the Company. Gains and losses could be material.

     As a result of the above factors, we had a net loss of $ 16.7 million for the nine months ended September 30, 2008, compared to a net loss of $ 13.0 million for the nine months ended September 30, 2007, which included $11.9 million income (net) from settlement of the lawsuit with Eli Lilly and Company. Without the $11.9 million income (net) from the settlement of a lawsuit with Eli Lilly and Company, we would have incurred a net loss of $24.9 million for the nine months ended September 30, 2007. The $16.7 million net loss for the nine months ended September 30, 2008 is $8.2 million (33%) less than the $24.9 million net loss that would have been incurred without the settlement of the lawsuit during the same period last year.

Liquidity and Capital Resources

     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2008, our accumulated deficit was approximately $426.0 million and our stockholders’ deficit was approximately $29.4 million.

     Our net loss was $5.1 million for the three months ended September 30, 2008 compared to net income of $3.0 million for the three months ended September 30, 2007. Net income for the three months ended September 30, 2007 includes $11.9 million net income from settlement of the lawsuit with Eli Lilly and Company. Net loss for the three months ended September 30, 2008 includes $1.0 million non-cash other income related to derivatives, as compared to $21 thousand non-cash other expense for the three months ended September 30, 2007.

     Our net loss was $16.7 million and $13.0 million for the nine months ended September 30, 2008 and 2007, respectively. Net loss for the nine months ended September 30, 2008 includes $1.5 million in other income related to the sale of patents. Net income for the nine months ended September 30, 2007 includes $11.9 million income (net) from settlement of lawsuit. The change in the fair market value of derivatives was $1.2 million for the nine months ended September 30, 2008, compared to $1.1 million for the nine months ended September 30, 2007.

     We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 30, 2008 total cash, cash equivalents and investments were $11.0 million. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners or our products, will enable us to continue operations through approximately April 2009 or sooner if unforeseen events arise that negatively impact our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007 included a going concern explanatory paragraph.

     Emisphere has implemented aggressive cost control initiatives and management processes to extend our ability to fund future operations. The effect of these initiatives is evident in our financial results for the first three quarters 2008. We are also pursing new partnerships (such as our Development and License Agreement with Novo) as well as enhanced collaborations, and exploring other financing options, with the objective of minimizing dilution and disruption.

     Our business will require substantial additional investment that we have not yet secured. Our plan is to raise capital and/or to pursue partnering opportunities. We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our product candidates. Expenses are expected to be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot be assured that financing will be available on favorable terms or at all. Our failure to raise capital before April 2009 will materially adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations at some time in the future. Any additional investments or resources required would be approached, to the extent appropriate in the circumstances, in an incremental fashion to attempt to cause minimal disruption or dilution. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders.

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

     On October 21, 2008, the Company received a letter from The NASDAQ Stock Market advising that, for the last ten consecutive trading days, the market value of the Company’s listed securities had been below the minimum $35 million requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 4310(c)(3)(B). In the NASDAQ letter, NASDAQ advised that, in accordance with NASDAQ Marketplace Rule 4310(c)(8)(C), the Company will be provided thirty calendar days, or until November 20, 2008 (the “Compliance Period”), to regain compliance with NASDAQ Marketplace Rule 4310(c)(3)(B). The NASDAQ Staff may determine that the Company has regained compliance with NASDAQ Marketplace Rule 4310(c)(3)(B) if, at any time before the end of the Compliance Period, the market value of the Company’s listed securities is $35 million or more for a minimum of ten consecutive business days. If the Company does not regain compliance within the Compliance Period, NASDAQ will provide the Company with written notification that the Company’s common stock will be delisted from the NASDAQ Capital Market. At that time, the Company may appeal the determination by the NASDAQ Staff to delist its common stock to a Listing Qualifications Panel.

Off-Balance Sheet Arrangements

     As of September 30, 2008, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three and nine months ended September 30, 2008.

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

     Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, revenue, receivables, liabilities, warrant valuation, impairment of intangible and fixed assets and projected operating results.

     Share-Based Payments – Beginning January 1, 2006, we account for Stock-Based Compensation in accordance with SFAS 123(R), “Share-Based Payment” and SAB 107. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized for new awards or awards modified, repurchased or cancelled and only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123.

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

     Revenue Recognition – Revenue includes amounts earned from collaborative agreements and feasibility studies. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for joint steering committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement; the most recent reviews took place in June 2008. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catchup method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

     With regards to revenue recognition from collaboration agreements: prior to December 31, 2007 the Company interpreted expected payments to equate to total payments subject to each collaboration agreement. Beginning December 31, 2007, the Company has revised its application of expected payments to equate to a “best estimate” of payments. Under this application, expected payments typically include (i) payments already received and (ii) those milestone payments not yet received but that the Company believes are “more likely than not” of receiving. Our support for the assertion that the next milestone is likely to be met is based on the (a) project status updates discussed at JSC meetings; (b) clinical trial/development results of prior phases; (c) progress of current clinical trial/development phases; (d) directional input of collaboration partners; and (e) knowledge and experience of the Company’s scientific staff. After reconsidering the above factors, as of September 30, 2008 the Company believes those payments included in “expected payments” are more likely than not of being received. While this interpretation differs from that used by the Company before December 31, 2007, it did not result in any change to previously recognized revenues in either timing or amount for periods through September 30, 2008.

     The Novo Nordisk A/S (“Novo”) exclusive Development and License Agreement (the “Agreement”) includes multiple deliverables including the license, several versions of the Company’s Eligen® technology (or carriers), support services and manufacturing (collectively “Deliverables”). Management reviewed the relevant terms of the Agreement and determined that the Deliverables should be accounted for as a single unit of accounting in accordance with the Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). As of September 30, 2008, items delivered under the Agreement do not have stand-alone value and undelivered items do not have objective evidence of fair value. Revenue cannot be recognized until the Company has either delivered all of the Deliverables or has objective evidence of the fair value for all of the undelivered items. Such conclusion will be reevaluated as each item in the arrangement is delivered. Consequently any payments received from Novo under the Agreement, will be deferred and included in Deferred Revenue within the Company’s balance sheet. Management currently cannot estimate when all of the Deliverables will be delivered nor can they estimate, if ever, when the Company will have objective evidence of the fair value for all of the undelivered items, therefore all payments from Novo are expected to be deferred for the foreseeable future.

     The determination of what are deliverables under the Agreement, whether an item has stand-alone value, whether delivery has occurred or over what period will delivery occur and what constitutes objective fair value of an item under EITF 00-21 can have a significant impact on the timing and amount of revenue recognized in a period.

     Warrants – Warrants issued in connection with the equity financings completed in March 2005 and August 2007 and to MHR have been classified as liabilities due to certain provisions that could require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable. See Item 3: “Quantitative and Qualitative Disclosures about Market Risk” for additional information on the volatility in market value of derivative instruments.

New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” in March 2008. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any, on future financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Fair Value of Warrants and Derivative Liabilities. At September 30, 2008, the estimated fair value of derivative instruments was $1.2 million. We estimate the fair values of these instruments using the Black-Scholes model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/ (decrease)
in fair value of
derivative
(in thousands)
25% increase in stock price	$638
50% increase in stock price	$1,362
5% increase in assumed volatility	$134

25% decrease in stock price	$(532)
50% decrease in stock price	$(932)
5% decrease in assumed volatility	$(135)

     Investments. Our primary investment objective is to preserve principal while maximizing yield without significantly increasing risk. Our investments consist of money market funds, and U.S. government obligations. Our fixed-rate interest-bearing investment totaled $1.5 million at September 30, 2008. This investment matures during 2008. We have classified all investments as short-term based on our intent to liquidate the investments to fund operations over the upcoming twelve month period.

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

Financial Risks

  We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by April 2009, we may be forced to cease operations.

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

  Our business will suffer if we fail or are delayed in developing and commercializing an improved oral form of vitamin B12 with our Eligen® technology.

  Our business will suffer if we cannot adequately protect our patent and proprietary rights.

  We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

  We are dependent on third parties to manufacture and, in some cases, test or market our products.

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

     For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008.

ITEM 5. OTHER EVENTS

     A study Novartis Pharma AG and its partner Nordic Bioscience published in the October 2008 issue of BMC Clinical Pharmacology demonstrated that oral salmon calcitonin using Emisphere's proprietary Eligen® Technology taken 30 to 60 minutes before meals with 50 ml of water results in improved absorption and improved efficacy measured by the biomarker of reduced bone resorption (sCTX-I) compared to the commonly prescribed nasal formulation. The study was a randomized, partially-blind, placebo-controlled, single dose exploratory crossover clinical trial using 56 healthy postmenopausal women.

     Novartis Pharma AG and Nordic Bioscience also initiated a second multi-center Phase III study exploring the safety and efficacy of an oral formulation of salmon calcitonin to treat patients with osteoarthritis of the knee. This second study, designed to meet FDA requirements for US registration, will examine patients between 51 and 80 years of age suffering from painful symptoms of knee osteoarthritis. The study will be conducted in multiple sites, including the U.S., with an estimated completion during the second half of 2011.

     Also in October, Prof. Beglinger published the results of another study assessing the oral delivery of GLP-1 and PYY3-36 using Emisphere's proprietary delivery technology. The study showed, for the first time, that satiety peptides such as GLP-1 and PYY3-36 can be delivered orally in humans with safety and efficiency. The study, conducted in 12 healthy subjects, was designed to establish the pharmacokinetics and pharmacodynamics of increasing oral doses of GLP-1 and PYY3-36. Emisphere's delivery agent, known as SNAC, was formulated as a tablet with GLP-1 or PYY3-36. Both oral GLP-1 and PYY3-36 induce rapid and dose-dependent increases in plasma drug concentrations; GLP-1 induces a relevant insulin release; and, both peptides suppressed ghrelin secretion in healthy male volunteers. This clinical study of the compound confirms Professor Beglinger's earlier results that SNAC allows for rapid oral absorption of GLP-1 or PYY3-36. The study results were published in the October 2008 issue of Clinical Pharmacology & Therapeutics.

     On October 21, 2008, the Company received a letter from The NASDAQ Stock Market advising that, for the last ten consecutive trading days, the market value of the Company’s listed securities had been below the minimum $35,000,000 requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 4310(c)(3)(B). In the NASDAQ letter, NASDAQ advised that, in accordance with NASDAQ Marketplace Rule 4310(c)(8)(C), the Company will be provided thirty calendar days, or until November 20, 2008 (the “Compliance Period”), to regain compliance with NASDAQ Marketplace Rule 4310(c)(3)(B). The NASDAQ Staff may determine that the Company has regained compliance with NASDAQ Marketplace Rule 4310(c)(3)(B) if, at any time before the end of the Compliance Period, the market value of the Company’s listed securities is $35,000,000 or more for a minimum of ten consecutive business days. If the Company does not regain compliance within the Compliance Period, NASDAQ will provide the Company with written notification that the Company’s common stock will be delisted from the NASDAQ Capital Market. At that time, the Company may appeal the determination by the NASDAQ Staff to delist its common stock to a Listing Qualifications Panel.

     Paul Lubetkin, the Company’s Vice President, General Counsel and Corporate Secretary, left the Company, effective October 24, 2008, in order to pursue other interests.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed May 7, 2007).

3.2(a)	By-Laws of Emisphere Technologies, Inc. as amended December 7, 1998 and September 26, 2005 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, filed March 16, 1999, and the Current Report on From 8-K, filed September 30, 2005).

3.2(b)	Amendment to the By-Laws, as amended, of Emisphere Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K, filed September 14, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: November 6, 2008	/s/ Michael V. Novinski
Michael V. Novinski
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2008	/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer
(Principal Financial and Accounting Officer)