Form 10-K/A
period 2008-12-31
EMISPHERE TECHNOLOGIES INC
filed 2009-04-30
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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
Common Stock — $.01 par value
Preferred Stock Purchase Rights
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on March 16, 2009 (the “Original Filing”). Due to the Registrant’s receipt on April 30, 2009 of the resignation of Steven K. Carter, M.D. as a Director of the Registrant’s Board of Directors, the Registrant is amending Part III to include the information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K. The reference on the cover of the Report to the incorporation by reference of the Registrant’s definitive proxy statement into Part III of the Report is hereby amended to delete that reference. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. Except as otherwise stated herein, no other information contained in the Original Filing is amended hereby.
     In order to preserve the nature and character of the disclosures set forth in the Original Filing, except for the information in Part III and as otherwise stated herein, this report speaks as of the date of the filing of the Original Filing, March 16, 2009, and we have not updated the disclosures in this report or the Original Filing to speak as of a later date.
     Unless the context requires otherwise, references in this Amendment to “Emisphere,” the “Company,” “we,” “us,” and “our” refer to Emisphere Technologies, Inc.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Director and Executive Officer Information
     Our current directors and executive officers and their ages as of April 1, 2009 are as follows:

		Year
		Joined
Name	Age	Emisphere	Position with the Company
Michael V. Novinski	52	2007	President and Chief Executive Officer, Class III Director
Michael R. Garone	50	2007	Vice President, Chief Financial Officer and Corporate Secretary
M. Gary I. Riley, DVM, PhD	66	2007	Vice President of Non-Clinical Development and Applied Biology
Stephen K. Carter, M.D. (1)	71	2003	Class I Director
John D. Harkey, Jr.	48	2006	Class I Director
Kenneth I. Moch	54	2008	Class II Director
Mark H. Rachesky, M.D.	50	2005	Class III Director
Michael Weiser, M.D.	46	2005	Class III Director

(1)	Dr. Carter resigned from the Board of Directors effective April 30, 2009.
     Michael V. Novinski joined Emisphere in 2007 as President and Chief Executive Officer. Mr. Novinski has been a Director of the Company since 2008. Immediately before joining the Company, Mr. Novinski was President and a member of the Board of Directors of Organon USA Inc., a business unit of Organon BioSciences Inc. Mr. Novinski served as Organon’s Director of Marketing beginning in 1992 and held several senior executive positions within Organon BioSciences prior to becoming President of Organon USA in 2003. Mr. Novinski earned a Bachelor’s degree with a major in Biology from Washington and Jefferson College in Washington, PA. He also studied under fellowship at the University of Pittsburgh Medical School, Department of Microbiology.
     Michael R. Garone joined Emisphere in 2007 as Vice President and Chief Financial Officer. Mr. Garone has also served as the Company’s Corporate Secretary since October 2008. Mr. Garone previously served as Interim Chief Executive Officer and Chief Financial Officer of Astralis, Ltd. (OTC BB: ASTR.OB) Mr. Garone spent 20 years at AT&T (NYSE: T), where he held several positions, including Chief Financial Officer of AT&T Alascom. Mr. Garone received a MBA from Columbia University and a BA in Mathematics from Colgate University, Hamilton, NY.
     M. Gary I. Riley DVM, PhD joined Emisphere in November 2007 as Vice-President of Nonclinical Development and Applied Biology. He was previously Vice President of Toxicology and Applied Biology at Alkermes, Inc., Cambridge, MA, where he spent 14 years working in the field of specialized drug delivery systems. He holds board certifications in veterinary pathology and toxicology. He was previously employed as Director of

Pathobiology at Lederle Laboratories and earlier in his career held positions as a veterinary pathologist in academia and industry.
     Stephen K. Carter, M.D. has been a Director of the Company since 2003. He resigned from the Board of Directors effective April 30, 2009. From 1996-2000, Dr. Carter was the Senior Vice President of Clinical and Regulatory Affairs at Sugen, Inc. From 1995-1996, Dr. Carter served as a Senior Vice President of Research and Development at Boehringer Ingelheim Pharmaceuticals, Inc.; from 1990-1995, Dr. Carter served as Senior Vice President of Worldwide Clinical Research and Development at Bristol-Myers Squibb Co. (NYSE: BMS). Dr. Carter currently serves on the Board of Directors of Cytogen Corporation (NASDAQ: CYTO), Alfacell Corporation (NASDAQ: ACEL), Tapestry Pharmaceuticals, Inc. (NASDAQ: TPPH), Callisto Pharmaceuticals, Inc. (AMEX: KAL), Vion Pharmaceuticals, Inc. (NASDAQ: VION) and Celator.
     John D. Harkey, Jr. has been a Director of the Company since 2006. Mr. Harkey is Chairman and Chief Executive Officer of Consolidated Restaurant Companies, Inc., which owns, operates and franchises full-service restaurants in the U.S., the Middle East and the United Kingdom. Mr. Harkey also serves on the Board of Directors of Leap Wireless International, Inc. (NASDAQ:LEAP), Energy Transfer companies (NYSE:ETE and ETP), Loral Space & Communications, Inc. (NASDAQ:LORL) and the Baylor Health Care System Foundation. Mr. Harkey also serves on the Executive Board of Circle Ten Council of the Boy Scouts of America and is a member of the Young President’s Organization. Mr. Harkey obtained a B.B.A. from the Business Honors Program at the University of Texas at Austin. He earned an M.B.A from Stanford University School of Business and a J.D. from the University of Texas School of Law.
     Kenneth I. Moch has served as a Director of the Company since December 2008. Mr. Moch is the President & CEO of BioMedical Enterprises, Inc., a medical device company which markets orthopaedic memory metal implants. He is also is the Founder and President of Euclidean Life Science Advisors, which provides strategic advisory services to life sciences companies. He is a former Managing Director, Healthcare Investment Banking, of ThinkEquity Partners, an investment bank focusing on high-growth companies, and former Chairman, President and Chief Executive Officer of Alteon, a biotech company specializing in small molecule therapeutics for cardiovascular aging and diabetic complications. He previously served as President and Chief Executive Officer of Biocyte Corporation, the cellular therapy company that pioneered the collection and commercial application of cord blood stem cells in transplantation and cellular therapy. Mr. Moch also serves on the boards of M2Gen, a joint venture between Merck & Company and the Moffitt Cancer Center, and Virgin Health Bank QSTP. Mr. Moch holds a degree in biochemistry from Princeton University and received his MBA from the Stanford Graduate School of Business.
     Mark H. Rachesky, M.D. has been a Director of the Company since 2005. Dr. Rachesky is the co-founder and President of MHR Fund Management LLC and affiliates, investment managers of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments. From 1990 through June 1996, Dr. Rachesky was employed by Carl C. Icahn, initially as a senior investment officer and for the last three years as sole Managing Director of Icahn Holding Corporation, and acting chief investment advisor. Dr. Rachesky is currently the Non-Executive Chairman of the Board of Loral Space & Communications, Inc. (NASDAQ: LORL), Telesat Canada and Leap Wireless International, Inc. (NASDAQ: LEAP) and is a member of the Board of Directors of Nations Health, Inc. (NASDAQ: NHRX). Dr. Rachesky is a graduate of Stanford University School of Medicine and Stanford University School of Business. Dr. Rachesky graduated from the University of Pennsylvania with a major in Molecular Aspects of Cancer.
     Michael Weiser, M.D., Ph.D has been a Director of the Company since 2005. Dr. Weiser is the founder and co-chairman at Actin Biomed, a healthcare investment firm. Before joining Actin, Dr. Weiser was the Director of Research of Paramount BioCapital, Inc. Dr. Weiser completed his Ph.D. in Molecular Neurobiology at Cornell University Medical College and received his M.D. from New York University School of Medicine, where he also completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience. Dr. Weiser serves on the boards of Manhattan Pharmaceuticals, Inc. (OTCBB: MHA), Hana Biosciences, Inc. (AMEX: HNAB), Chelsea Therapeutics International Ltd. (NASDAQ: CHTP), Ziopharm Oncology, Inc. (NASDAQ: ZIOP), VioQuest Pharmaceuticals, Inc. (OTCBB: VQPH) and several privately-held biotechnology companies.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and the rules of the Securities and Exchange Commission (the “SEC”) require our directors, Executive Officers and persons who own more than 10% of Common Stock to file reports of their ownership and changes in ownership of Common Stock with the SEC. Our employees sometimes prepare these reports on the basis of information obtained from each director and Executive Officer. Based on written representations of the Company’s directors and Executive Officers and on confirmation that no Form 5 was required to be filed, we believe that all reports required by Section 16(a) of the Exchange Act to be filed by its directors, Executive Officers and greater than ten (10%) percent owners during the last fiscal year were filed on time.
Code of Conduct for Officers and Employees and Code of Business Conduct and Ethics for Directors
     The Company has a Code of Conduct that applies to all of our officers and employees as well as a Code of Business Conduct and Ethics that applies specifically to the members of the Board of Directors. The directors are surveyed annually regarding their compliance with the policies as set forth in the Code of Conduct for Directors. The Code of Conduct and the Code of Business Conduct and Ethics for Directors are available on the Corporate Governance section of our website at www.emisphere.com. The contents of our website are not incorporated herein by reference and the website address provided in this Amendment is intended to be an inactive textual reference only. The Company intends to disclose on its website any amendment to, or waiver of, a provision of the Code of Conduct that applies to the Chief Executive Officer, Chief Financial Officer, or Controller. Our Code of Conduct contains provisions that apply to our Chief Executive Officer, Chief Financial Officer and all other finance and accounting personnel. These provisions comply with the requirements of a company code of ethics for financial officers that were promulgated by the SEC pursuant to the Exchange Act.
Other Information
     Certain information responsive to this Item 10 appears below in Item 13. Certain Relationships and Related Transactions, and Director Independence.
ITEM 11.  EXECUTIVE COMPENSATION
Summary Compensation Table – 2008 and 2007
     The following table sets forth information regarding the aggregate compensation Emisphere paid during 2008 and 2007 to our Principal Executive Officer, our Principal Financial Officer, and the two other highest paid Executive Officers, as well as one other officer who would have been included had he been employed at the end of 2008:

						Option	All Other
Name and Principal		Salary	Bonus		Stock	Awards	Compensation
Position	Year	($)	($)		Awards ($)	($) (1)	($)		Total ($)

Michael V. Novinski, President and CEO	2008	554,231	357,123	(2)	—	744,001	18,000	(3)	1,673,355
	2007	359,615	—		—	1,286,689	11,077	(3)	1,657,381
Michael R. Garone, VP, Chief Financial Officer and Corporate Secretary (4)	2008	231,794	—		—	51,648	—		283,417
	2007	78,731	—		—	21,530	—		100,261
M. Gary I. Riley DVM, PhD, VP of Non-Clinical Development and Applied Biology (6)	2008	267,039	40,000	(5)	—	85,786	14,000	(6)	406,825
	2007	40,769	—		—	14,283	45,060	(6)	100,112
Nicholas J. Hart, VP, Strategy and Development (7)	2008	104,308	16,872	(8)	—	16,261	—		137,441
Paul Lubetkin, Former VP, General Counsel and Corporate Secretary (9)	2008	220,048	—		—	37,860	—		257,908
	2007	81,731	—		—	18,679	20,833	(10)	121,243

(1)	The value listed in the above table represents the fair value of the options recognized as expense under FAS 123R during 2008, including unvested options granted before 2007 and those granted in 2008. Fair value is calculated as of the grant date using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in note 11 to our audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K.

(2)	Mr. Novinski was paid a bonus in 2008 for performance in 2007 in accordance with the terms of his employment contract.

(3)	All other compensation for Mr. Novinski represents an allowance for the use of a personal automobile in accordance with the terms of his employment contract.

(4)	Mr. Garone was appointed Corporate Secretary effective October 24, 2008.

(5)	In accordance with the terms of his employment contract, Dr. Riley received a signing bonus, payable during 2008, when he joined the Company.

(6)	All other compensation for Mr. Riley represents payments for relocation expenses.

(7)	Mr. Hart accepted the position as Vice President, Strategy and Development effective July 28, 2008.

(8)	Mr. Hart received a signing bonus when he joined the Company.

(9)	Mr. Lubetkin served as Vice President, General Counsel and Corporate Secretary from September 4, 2007 through October 24, 2008.

(10)	All other compensation for Mr. Lubetkin represents payments for relocation expenses.
Compensation Discussion and Analysis
Executive Summary
     The discussion that follows outlines the compensation awarded to, earned by or paid to the named executive officers of the Company including a review of the principal elements of compensation, the objectives of the Company’s compensation program, what the program is designed to reward and why and how each element of compensation is determined.
     In general, the Company operates in a marketplace where competition for talented executives is significant. The Company is engaged in the long-term development of its technology and of drug candidates, without the benefit of significant current revenues, and therefore its operations require it to raise capital in order to continue its activities. Our operations entail special needs and risks and require that the Company attempt to implement programs that promote strong individual and group performance and retention of excellent employees. The Company’s compensation program for named executive officers consists of cash compensation as base salary, medical, basic life insurance, long term disability, flexible spending accounts, paid time off, and defined contribution retirement plans as well as long term equity incentives offered through stock option plans. This program is developed in part by benchmarking against other companies in the biotechnology/pharmaceutical sectors, as well as by the judgment and discretion of our Board.
     Employee salaries are benchmarked against Radford survey information. Radford is part of the Aon family brands. For more than 30 years, Radford has been the leading provider of compensation market intelligence to the high-tech and life sciences industries. Radford emphasizes data integrity and online access to data, tools and resources, as well as client service geared towards life sciences. Radford includes more than 2,000 participating companies globally. Their services offer full compensation consulting, reliable, current data analysis and reporting, customized data for competitive insight, and web access to data via the Radford Network.

Discussion and Analysis
          Objectives of the compensation and reward program — The biopharmaceutical marketplace is highly competitive and includes companies with far greater resources than ours. Our work involves the difficult, unpredictable, and often slow development of our technology and of drug candidates. Continuity of scientific knowledge, management skills, and relationships are often critical success factors to our business. The objectives of our compensation program for named executive officers is to provide competitive cash compensation, competitive health, welfare and defined benefit retirement benefits as well as long-term equity incentives that offer significant reward potential for the risks assumed and for each individual’s contribution to the long-term performance of the Company. Individual performance is measured against long-term strategic goals, short-term business goals, scientific innovation, regulatory compliance, new business development, development of employees, fostering of teamwork and other Emisphere values designed to build a culture of high performance. These policies and practices are based on the principle that total compensation should serve to attract and retain those executives critical to the overall success of Emisphere and are designed to reward executives for their contributions toward business performance that is designed to build and enhance stockholder value.
          Elements of compensation and how they are determined — The key elements of the executive compensation package are base salary (as determined by the competitive market and individual performance), the executive long term disability plan and other health and welfare benefits and long-term incentive compensation in the form of periodic stock option grants. The base salary (excluding payment for accrued but unused vacation) for the named executive officers for 2008 ranged from $230,000 for its Vice President and Chief Financial Officer to $550,000 for its President and Chief Executive Officer. In determining the compensation for each named executive officer, the Company generally considers (i) data from outside studies and proxy materials regarding compensation of executive officers at companies believed to be comparable, (ii) the input of other directors and the President and Chief Executive Officer (other than for his own compensation) regarding individual performance of each named executive officer and (iii) qualitative measures of Emisphere’s performance, such as progress in the development of the Company’s technology, the engagement of corporate partners for the commercial development and marketing of products, effective corporate governance, fiscal responsibility, the success of Emisphere in raising funds necessary to conduct research and development, and the pace at which the Company continues to advance its technologies in various clinical trials. Our board of directors and Compensation Committee’s consideration of these factors is subjective and informal. However, in general, it has determined that the compensation for executive officers should be competitive with market data reflected within the 50th-75th percentile of biotechnology companies for corresponding senior executive positions. 2008 compensation levels were set in 2006 and were based in part by information received from executive compensation consultants, Pearl Myer and Partners, based in New York, N.Y. Compensable factors benchmarked include market capitalization, head count and location. While the Company has occasionally paid cash bonuses in the past, there is no consistent annual cash bonus plan for named executive officers. When considering the compensation of the Company’s President and Chief Executive Officer, the Company receives information and analysis prepared or secured by the Company’s outside executive compensation experts and survey data prepared by human resources management personnel as well as any additional outside information it may have available.
          The compensation program also includes periodic awards of stock options. The stock option element is considered a long-term incentive that further aligns the interests of executives with those of our stockholders and rewards long-term performance and the element of risk. Stock option awards are made at the discretion of the Board of Directors based on its subjective assessment of the individual contribution of the executive to the attainment of short and long-term Company goals, such as collaborations with partners, attainment of successful milestones under such collaborations and other corporate developments which advance the progress of our technology and drug candidates. Option grants, including unvested grants, for our named executive officers range from 75,000 for our current Vice President, Chief Financial Officer and Corporate Secretary; Vice President of Non-Clinical Development and Applied Biology; and Vice President, Strategy and Development, to 1,000,000 for President and Chief Executive Officer as indicated in the accompanying tables. The only stock option grants to named executive officers in 2008 were made in connection retaining the newly hired Vice President, Strategy and Development. With the exception of grants made to the Company’s President and Chief Executive Officer (described in Transactions with Officers and Directors), the Company’s policy with respect to stock options granted to executives is that grant prices should be equal to the fair market value of the Common Stock on the date of grant, that employee stock options should generally vest over a four or five-year period and expire in ten years from date of grant, and that options previously granted at exercise prices higher than the current fair market value should not be re-priced. Once performance bonuses or awards are issued, there are currently no policies in place to reduce, restate or otherwise adjust awards if the relevant performance measures on which they are based are restated or adjusted. The Company has no policy to require its named executive officers to hold any specific equity interest in the Company. The Company does not offer its named executive officers any nonqualified deferred compensation, a defined benefit pension program or any post retirement medical or other benefits.
          Section 162(m) of the Internal Revenue Code of 1986, as amended, provides that compensation in excess of $1,000,000 paid to the Chief Executive Officer or to any of the other four most highly compensated executive officers of a publicly held company will not be deductible for federal income tax purposes, unless such compensation is paid pursuant to one of the enumerated exceptions set forth in Section 162(m). The Company’s primary objective in designing and administering its compensation policies is to support and encourage the achievement of the Company’s long-term strategic goals and to enhance stockholder value. In general, stock options granted under the Company’s 2000 and 2007 Stock Option Plans are intended to qualify under and comply with the “performance based compensation” exemption provided under Section 162(m) thus excluding from the Section 162(m) compensation limitation any income recognized by executives at the time of exercise of such stock options. Because salary and bonuses paid to our Chief Executive Officer and four most highly compensated executive officers have been below the $1,000,000 threshold, the Compensation Committee has elected, at this time, to retain discretion over bonus payments, rather than to ensure that payments of salary and bonus in excess of $1,000,000 are deductible. The Compensation Committee intends to review periodically the potential impacts of Section 162(m) in structuring and administering the Company’s compensation programs.
          The Company has an employment contract with its current President and Chief Executive Officer, Michael V. Novinski as described under “Transactions with Executive Officers and Directors.” Mr. Novinski’s employment contract called for compensation and specific benefits that were negotiated at the time of execution, including expenses of an automobile up to $1,500 per month and reimbursement for life insurance up to $15,000 per year. These additional benefits are not offered to the other named executive officers. Mr. Novinski’s contract also called for an annual cash bonus up to $550,000 (based on a full calendar year). For 2008, in view of the financial situation of the Corporation, the Compensation Committee, with the consent of Mr. Novinski, has agreed that no bonus will be paid to Mr. Novinski pursuant to his employment agreement with the Corporation in respect of the Corporation’s 2008 fiscal year; and that the committee may, in its sole discretion, consider whether a special bonus should be paid to Mr. Novinski in 2009 following the successful completion of a financing by the Corporation, and may make recommendations in respect thereto to the full Board of Directors. Mr. Novinski’s Employment Contract allows for severance payments to Mr. Novinski in the event of certain terminations which call for payment of base salary plus bonus (depending on the circumstances) plus the continuity of health and life insurance benefits for specified time periods. In addition, certain unvested options would vest immediately upon such termination. The events which would trigger such payment by the Company are defined in the agreement.
Compensation Committee Report
The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate this Report by reference therein.
          The Compensation Committee operates under a written charter adopted by the Board of Directors. The Compensation Committee charter can be found on our website at www.emisphere.com. The contents of our website are not incorporated herein by reference and the website address provided in this Amendment is intended to be an inactive textual reference only.
          The Compensation Committee is responsible for the consideration of stock plans, performance goals and incentive awards, and the overall coverage and composition of the compensation arrangements related to executive officers. The Compensation Committee may delegate any of the foregoing duties and responsibilities to a subcommittee of the Compensation Committee consisting of not less than two members of the committee. The Compensation Committee has the authority to retain, at the expense of the Company, such outside counsel, experts and other advisors as deemed appropriate to assist it in the full performance of its functions. The Company’s Chief

Executive Officer is involved in making recommendations to the Compensation Committee for compensation of executive officers (except for himself) as well as recommending compensation levels for directors.
          Our executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee, which is composed of non-employee independent directors, is responsible for reviewing with Company management and approving compensation policy and all forms of compensation for executive officers and directors in light of the Company’s current business environment and the Company’s strategic objectives. In addition, the Compensation Committee acts as the administrator of the Company’s stock option plans. The Compensation Committee’s practices include reviewing and establishing executive officers’ compensation to ensure that base pay and incentive compensation are competitive to attract and retain qualified executive officers, and to provide incentive systems reflecting both financial and operating performance, as well as an alignment with stockholder interests. These policies are based on the principle that total compensation should serve to attract and retain those executives critical to the overall success of Emisphere and should reward executives for their contributions to the enhancement of stockholder value.
          The Compensation Committee has reviewed the Compensation Discussion and Analysis presented herein under “Compensation Plans” with the management of the Company. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Form 10-K of the Company.
The Members of the Compensation Committee
Michael Weiser, M.D., Ph.D. (chairman)
Kenneth I. Moch
Mark H. Rachesky, M.D.
Transactions With Executive Officers and Directors
Employment Agreement with Michael V. Novinski, President and Chief Executive Officer
          On April 6, 2007, the Company entered into an Employment Agreement with Michael V. Novinski, setting forth the terms and conditions of his employment as President and Chief Executive of the Company. The Agreement is for a term of three years, renewable annually thereafter. Under the Agreement, Mr. Novinski will receive a base salary of $550,000 per year, less applicable local, state and federal withholding taxes. Mr. Novinski was also granted options to purchase 1,000,000 shares of the Company’s Common Stock; the exercise price for 500,000 of the shares was $3.19, the fair market value of the Common Stock on the date of grant, and the exercise price for the remaining 500,000 shares is equal to two times the fair market value of the Common Stock on the date of grant. At December 31, 2008, options to purchase 500,000 shares are vested, another twenty-five percent (250,000 shares) will vest on the second, and third anniversaries of the date of grant respectively. In addition, he will be eligible for an annual cash bonus up to $550,000 (based on a full calendar year). For 2008, in view of the financial situation of the Corporation, the Compensation Committee, with the consent of Mr. Novinski, has agreed that no bonus will be paid to Mr. Novinski pursuant to his employment agreement with the Corporation in respect of the Corporation’s 2008 fiscal year; and that the committee may, in its sole discretion, consider whether a special bonus should be paid to Mr. Novinski in 2009 following the successful completion of a financing by the Corporation, and may make recommendations in respect thereto to the full Board of Directors.
          In addition, Mr. Novinski’s Employment Agreement provides that he will be provided (a) four weeks paid vacation, a car allowance of $18,000 per year (up to $1,500 per month), and reimbursement of up to $15,000 of life insurance payments per year. If Emisphere terminates Mr. Novinski without Cause or if Mr. Novinski terminates his employment for Good Reason (each capitalized term as defined in the Employment Agreement), subject to certain conditions, Mr. Novinski will be entitled to (a) payment of salary through the termination date, (b) payment of pro-rata bonus based on the target bonus for the year of termination, (c) payment equal to nine months of salary, (d) acceleration of the next two scheduled vesting dates of the above option grants, (all options will be accelerated in the event of a Change in Control as defined in the Employment Agreement), (e) continued participation in

Emisphere’s health benefit plan for up to 12 months, and (f) payment of benefits or other amounts earned, accrued, or owning under Emisphere’s plans or programs.
          If Emisphere terminates Mr. Novinski’s employment due to Death or Long-Term Disability (each capitalized term as defined in the Employment Agreement), subject to certain conditions, Mr. Novinski will be entitled to (a) payment of salary through the termination date, (b) payment of pro-rata bonus based on the target bonus for the year of termination, (c) acceleration of the scheduled vesting dates of the above option grants, (d) continued participation in Emisphere’s health benefit plan for up to 12 months, and (e) payment of benefits or other amounts earned, accrued or owning under Emisphere’s plans or programs.
Agreement with M. Gary I. Riley, Vice President on Non-Clinical Development and Applied Biology
          The Company has an agreement with M. Gary I. Riley by which in the event that there is a Change in Control during executive’s first twenty four months (two years) of employment at Emisphere resulting in termination of employment during that twenty four month period, a severance amount, equivalent to one year’s base salary (excluding bonus and relocation assistance) will be provided to the executive. In the event there is a Change in Control after executive’s first twenty four months of employment, a severance amount, equivalent to six month’s base salary will be provided to him.
          In addition, in the event that there is a Change in Control during his employment at Emisphere resulting in termination of employment, subject to approval by the Board of Directors, he shall receive, in addition to the options already vested, immediate vesting of all remaining options as set forth in the Plan.
Agreement with Nicholas J. Hart, Vice President, Strategy and Development
          The Company has an agreement with Nicholas J. Hart by which in the event that there is a Change in Control during executive’s term of employment at Emisphere resulting in termination of employment, a severance amount, equivalent to six month’s base salary (excluding bonus) will be provided to the executive.
          In addition, in the event that there is a Change in Control during his employment at Emisphere resulting in termination of employment, subject to approval by the Board of Directors, he shall receive, in addition to the options already vested, immediate vesting of all remaining options as set forth in the Plan.
Employment Agreement with Michael M. Goldberg, former President and Chief Executive Officer
     In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company.
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
     During the year ended December 31, 2007, the Company accrued costs to settle this matter. No settlement has been reached and the dispute continues. In February 2008, the Company received $0.5 million as a result of a cancellation of a split dollar life insurance policy on Dr. Goldberg. Dr. Goldberg claimed approximately $0.2 million was due him as a return of policy premium. In June 2008, Dr. Goldberg commenced a separate lawsuit in the New York State Supreme Court (New York County) claiming that the Company breached his employment agreement by not remitting to Dr. Goldberg that portion of the cash value of the life insurance policy. On January

29, 2009, after transfer from the New York State Supreme Court (New York County) to an independent arbitrator, the Company received a finding from such arbitrator awarding a partial summary judgment to Dr. Goldberg for compensatory damages in an amount equal to $240,101. The company paid Dr. Goldberg such amount on February 5, 2009. All remaining claims were deferred by the Arbitrator pending further proceedings between the parties. The Company believes the remaining claims are without merit and will vigorously defend itself against Dr. Goldberg’s claims.
Agreements with other former Officers
     The Company had an agreement with Steven M. Dinh, formerly VP of Research Technology and Development, by which in the event that there is a “Change in Control” resulting in his termination, or a material lessening in job responsibilities and he elects to terminate his employment within 6 months after such change, he shall receive, in addition to the options already vested, (a) a lump sum amount equal to his annual base salary at the time his employment ends, less applicable taxes and deductions; (b) immediate vesting of all remaining options as stipulated by the Plan; and (c) other benefits earned by him in accordance with Emisphere’s standard policies (i.e. accrued vacation). In addition, if Mr. Dinh is terminated for any reason other than cause, he will receive a lump sum amount equal to his annual base salary at the time his employment ends, less applicable taxes and deductions. Mr. Dinh was terminated on August 31, 2007. Pursuant to an Agreement and General Release, Mr. Dinh received severance pay of $10,397 from September 3, 2007 through February 28, 2008, less lawful deductions, a portion of medical insurance premiums paid by Emisphere at same levels he had prior to separation, and certain outplacement services. In addition, the vesting of certain options granted to Mr. Dinh was accelerated to be fully vested on August 31, 2007 and such options will remain exercisable for the term of such grants.
     The Company terminated Shepard Goldberg, Senior Vice President of Operations as of June 8, 2007. Pursuant to an Agreement and General Release, Mr. Goldberg received severance pay of $10,496 bi-weekly from June 11, 2007-December 31, 2007, less lawful deductions, a portion of medical insurance premiums paid by Emisphere at same levels he had prior to separation, and certain outplacement services. In addition, the vesting of certain options granted to Mr. Goldberg was accelerated to be fully vested on June 8, 2007 and such options will remain exercisable through March 30, 2008.
     The Company terminated Lewis H. Bender, Chief Technology Officer, as of December 7, 2007. Pursuant to an Agreement and General Release, Mr. Bender received severance pay of $13,677 bi-weekly from December 10, 2007-June 6, 2008, less lawful deductions, a portion of medical insurance premiums paid by Emisphere at same levels he had prior to separation, and certain outplacement services. In addition, all of Mr. Bender’s option agreements will continue in full force and effect in accordance with their original terms.
Grants Of Plan-Based Awards — 2008
     The following table sets forth information regarding grants of plan-based awards in 2008:

All Other
Option
		Awards:	Exercise or
		Number of	Base Price of	Grant Date
		Securities	Option	Fair Value of
		Underlying	Awards	Option
Name	Grant Date	Options (#)	($/Sh)	Awards

Nicholas J. Hart	7/14/2018	75,000	$2.71	$173,550
Outstanding Equity Awards at Fiscal Year-End — 2008

          The following table sets forth information as to the number and value of unexercised options held by the Executive Officers named above as of December 31, 2008. There are no outstanding stock awards with executive officers:

			Equity Incentive
		Number of	Plan Awards:
	Number of	Securities	Number of
	Shares	Underlying	Securities
	Underlying	Unexercised	Underlying
	Unexercised	Unearned	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise Price	Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date

Michael V. Novinski,	250,000	250,000 (1)	—	$3.19	4/6/2017
President and CEO	250,000	250,000 (2)	—	$6.38	4/6/2017
Michael R. Garone,VP, Chief Financial Officer and Corporate Secretary	15,000	60,000 (3)	—	$4.03	8/29/2017
M. Gary I. Riley, DVM, PhD. VP of non-Clinical Development and Applied Biology	25,000	50,000 (4)	—	$4.02	11/6/2017
Nicholas J. Hart, Vice President, Strategy and Development	—	75,000 (5)	—	$2.71	7/14/2018
Paul Lubetkin, Former VP, General Counsel and Corporate Secretary	15,000 (6)	—	—	$4.37	9/4/2017

(1)	125,000 exercisable on each 4/6/2009 and 4/6/2010, respectively

(2)	125,000 exercisable on each 4/6/2009 and 4/6/2010, respectively

(3)	15,000 exercisable on each 8/29/2009, 8/29/2010, 8/29/2011 and 8/29/2012, respectively

(4)	25,000 exercisable on each 11/6/2009 and 11/6/2010, respectively

(5)	15,000 exercisable on each 7/14/2009, 7/14/2010, 7/14/2011, 7/14/2012 and 7/14/2013, respectively

(6)	Mr. Lubetkin served as Vice President, General Counsel and Corporate Secretary from September 4, 2007 through October 24, 2008; the vested portion of his options award expired January 22, 2009 in accordance with the terms of the Plan.
Option Exercises and Stock Vested — 2008
     There were no stock options exercised by Executive Officers during 2008.
Compensation of Non-Employee Directors
          A director who is a full-time employee of the Company receives no additional compensation for services provided as a director. It is the Company’s policy to provide competitive compensation and benefits necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align their interests with those of stockholders. The following represents the compensation of the non-employee members of the Board of Directors:
•	Under the 2007 Stock Award and Incentive Plan, each non-employee director received, on the date of each regular annual stockholder’s meeting, a stock option to purchase 7,000 shares of our Common Stock. The stock options vest on the six month anniversary of the grant date provided the director continuously serves as a director from the grant date through such vesting date. Notwithstanding the foregoing, any director who holds any stock options granted before April 1, 2004 which remain unvested was ineligible to receive the annual 7,000-share stock option grant described in this paragraph unless and until all such prior options had vested. Stock options granted in 2008 have a stated expiration date of ten years after the date of grant, and are subject to accelerated vesting upon a change in control of Emisphere. If the holder of an option ceases to serve as a director, all previously granted options may be exercised to the extent vested within six months after termination of directorship (one year if the termination is by reason of death), except that, after April 1, 2004 (unless otherwise provided in an option agreement), if a director becomes an “emeritus director” of Emisphere immediately following his Board service, the vested options may be exercised for six months after termination of service as an “emeritus director.” All unvested options expire upon termination of Board service.
•	In recognition of the roles and responsibilities of the Board of Directors and current market data, the Board of Directors’ compensation includes an annual retainer of $20,000, half of which is payable in cash and the balance of which had been payable in shares of restricted stock granted under the Director Stock Plan on the date of each regular annual stockholders meeting, provided the director is an eligible director on that date. The number of shares of restricted stock was determined by dividing the cash portion of the annual board retainer by the closing price of the Common Stock on the grant date. The shares of restricted stock would vest on the date six months after the grant date provided the director continuously serves as a director from the grant date through such vesting date, subject to accelerated vesting upon a change in control of Emisphere.

•	Additional committee and chairperson fees are paid as follows:
o	$3,000 annual committee retainer paid quarterly;

o	$1,000 per committee meeting fee, but only if the meeting exceeds 15 minutes and is not held on the same day as a board meeting; and

o	An additional $500 payable to the chairperson of each committee for each committee meeting, but only if the meeting exceeds 15 minutes and is not held on the same day as a board meeting.
          For each board meeting attended prior to April 1, 2004, non-employee directors had the right to receive, under our Directors’ Deferred Compensation Stock Plan, shares of Common Stock, based on a fee of $1,000 and the closing price of the Common Stock on the date of the meeting (the “Annual Board Retainer”). Under that plan, Emisphere maintains a “share account” for each eligible director and is obligated to issue the shares within six months of a director’s retirement from the board or other termination as a director. Through January 31, 2004, Dr. Carter has 355 shares in accordance with the Directors’ Deferred Compensation Stock Plan, which will be available to him following his termination of service to the Board of Directors. Mr. Pack, who passed away on December 9, 2008, had 2,767 shares in accordance with the Directors’ Deferred Compensation Stock Plan, which will be delivered to Mr. Pack’s estate in accordance therewith.
Director Compensation Table — 2008
     The table below represents the compensation paid to our non-employee directors during the year ended December 31, 2008:

	Fees Earned		Option	All Other
	or Paid in	Stock Awards	Awards	Compensation
Name	Cash ($)	($) (1)	($) (1)	($)	Total ($)

Howard M. Pack	23,000	2,084	1,751	—	26,835
Kenneth I. Moch (2)	—	—		—	—
Stephen K. Carter, M.D.(3)	16,000	2,084	27,911	—	45,995
John D. Harkey, Jr.	19,000	2,084	1,751	—	22,835
Michael M. Goldberg, M.D(4)	—	—	—	—	—
Mark H. Rachesky, M.D.	16,000	2,084	1,114	—	19,198
Michael Weiser, M.D.	17,000	2,084	1,751	—	20,835

(1)	The value listed in the above table represents the fair value of the options recognized as expense under FAS 123R during 2008, including unvested options granted before 2007 and those granted in 2008. Fair value is calculated as of the grant date using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in note 11 to our audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K.

(2)	Mr. Moch was appointed to the Board of Directors on December 23, 2008; as a result, Mr. Moch did not receive an annual retainer, committee fees, option or stock awards during the year ended December 31, 2008.

(3)	Dr. Carter resigned from the Board of Directors effective April 30, 2009.

(4)	Dr. Goldberg previously served as Chairman and Chief Executive Officer. His employment was terminated on January 16, 2007. On April 26, 2007 the Board of Directors held a special hearing at which it was determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through counsel, filed a demand for arbitration asserting that his termination was without cause. Depending on the ultimate conclusion of this arbitration, Dr. Goldberg may be entitled to additional options granted when he was Chief Executive Officer. Accordingly, the outcome of the arbitration could also affect, among other items disclosed or discussed in this Amendment, the number of shares available for grant under the Company’s option plans. Dr. Goldberg resigned from the Board of Directors effective March 11, 2008.
          The following table summarizes the aggregate number of option awards and stock awards held by each non-employee director at December 31, 2008.

	Option Awards					Stock Awards
			Equity
			Incentive Plan
		Number of	Awards:				Market
	Number of	Securities	Number of			Number of	value of
	Securities	Underlying	Securities			Shares of	shares or
	Underlying	Unexercised	Underlying			units of	units of
	Unexercised	Unearned	Unexercised	Option	Option	stock that	stock that
	Options (#)	Options (#)	Unearned	Exercise	Expiration	have not	have not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	vested (#)	vested ($)

Howard M. Pack(1)	21,000	—	—	41.06	4/28/2010	2,638	2,084
	35,000	—	—	13.00	5/10/2012
	21,000	—	—	2.89	4/28/2013
	7,000	—	—	8.97	5/26/2016
	7,000	—	—	3.76	4/20/2017
	—	7,000	—	3.79	8/8/2018
Kenneth I. Moch(2)	—	—	—	—	—	—	—
Stephen K. Carter, M.D.	35,000	—	—	5.75	12/11/2013	2,638	2,084
	—	7,000	—	3.79	8/8/2018
John D. Harkey, Jr.	7,000	—	—	8.97	5/26/2016	2,638	2,084
	7,000	—	—	3.76	4/20/2017
	—	7,000	—	3.79	8/8/2018
Mark H. Rachesky, M.D.	7,000	—	—	3.76	4/20/2017	2,638	2,084
	—	7,000	—	3.79	8/8/2018
Michael Weiser, M.D.	7,000	—	—	8.97	5/26/2016	2,638	2,084
	7,000	—	—	3.76	4/20/2017
	—	7,000	—	3.79	8/8/2018

(1)	Mr. Pack passed away on December 9, 2008. Mr. Pack’s unvested options and shares vested in accordance with the plan and will be delivered to his estate.

(2)	Mr. Moch was appointed to the Board of Directors on December 23, 2008; as a result, Mr. Moch did not receive option or stock awards during the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Available for Future Issuance under Equity Plans

          The following table provides information as of December 31, 2008 about the Common Stock that may be issued upon the exercise of options granted to employees, consultants or members of our Board of Directors under our existing equity compensation plans, including the 1991 Stock Option Plan, 1995 Stock Option Plan, 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan (collectively “the Plans”) the Stock Incentive Plan for Outside Directors and the Directors Deferred Compensation Plan:

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
Voting Securities and Principal Holders Thereof
          At the close of business on the Record Date, there were approximately 30,341,078 shares of Common Stock outstanding and entitled to vote. The presence, either in person or by proxy, of persons entitled to vote a majority of our outstanding Common Stock is necessary to constitute a quorum for the transaction of business at the Annual Meeting. Abstentions and broker non-votes are counted for purposes of determining a quorum. Abstentions are counted as if they were “no” votes in tabulations of the votes cast, whereas broker non-votes, are not considered as having voted for the purposes of determining the outcome of a vote. Holders of Common Stock have one vote for each share on any matter that may be presented for consideration and action by the stockholders at the Annual Meeting.
Common Stock Ownership by Directors and Executive Officers and Principal Holders
Directors and Executive Officers
          The following table sets forth certain information, as of April 1, 2009, regarding the beneficial ownership of the Common Stock by (i) each director, including the Director Nominees; (ii) each Executive Officer; and (iii) all of our directors and Executive Officers as a group. The number of shares beneficially owned by each director or Executive Officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power (which includes power to vote, or direct the voting of, such security) or investment power (which includes power to dispose of, or direct the disposition of, such security). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into Common Stock within 60 days after April 1, 2009 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned:

	Common Shares	Common Shares	Percent
Name and Address (a)	Beneficially Owned	Underlying Options	Of Class
	(b)
Michael V. Novinski	565,000	500,000	1.8%
Michael R. Garone	15,000	15,000	*
Paul Lubetkin (c)	—	—	*
Gary Riley, DVM, Ph.D.	75,000	25,000	*
Nicholas Hart	—	—	*
Mark H. Rachesky, M.D.	11,393,247 (d)	6,722,587 (e)	30.7%
Howard M. Pack (f)	202,599	91,000	*
Kenneth I. Moch (g)	—	—	*
Stephen Carter, M.D.(h)	50,824	42,000	*
Michael Weiser, M.D.	24,775	21,000	*
John D. Harkey, Jr.	24,775	21,000	*
All directors and executive officers as a group	12,351,220	7,437,587	32.7%

*	Less than 1%
(a)	Unless otherwise specified, the address of each beneficial owner is c/o Emisphere Technologies, Inc., 240 Cedar Knolls Road, Suite 200, Cedar Knolls, New Jersey 07927.

(b)	The number of shares set forth for each Director and Executive Officer consists of direct and indirect ownership of shares, including stock options, deferred common share units, restricted stock and, in the case of Dr. Rachesky, shares of Common Stock that can be obtained upon conversion of convertible notes and exercise of warrants, as further described in footnote (d) below.

(c)	Mr. Lubetkin served as Vice President, General Counsel and Corporate Secretary from September 4, 2007 through October 24, 2008.

(d)	This number consists of:
o	4,670,660 Shares of Common Stock held for the accounts of the following entities:
▪	3,123,626 shares held for the account of MHR Capital Partners Master Account LP (“Master Account”)

▪	424,818 shares held for the account of MHR Capital Partners (100) LP (“Capital Partners (100)”)

▪	317,369 shares held for the account of MHR Institutional Partners II LP (“Institutional Partners II”)

▪	799,549 shares held for the account of MHR Institutional Partners IIA LP (“Institutional Partners IIA”)

▪	5,298 shares held directly by Mark H. Rachesky, M.D.
o	5,612,929 shares of Common Stock that can be obtained by the following entities upon conversion of the Convertible Notes, including 250,333 shares of Common Stock issuable to the following entities as payment for accrued but unpaid interest on the Convertible Notes since the most recent interest payment date (December 31, 2008) through the date that is 60 days after April 1, 2009:
▪	1,130,262 shares held by Master Account

▪	154,566 shares held by Capital Partners (100)

▪	1,229,817 shares held by Institutional Partners II

▪	3,098,284 shares held by Institutional Partners IIA
o	1,095,658 shares of Common Stock that can be obtained by the following entities upon exercise of warrants:
▪	836,896 held by Master Account

▪	115,961 held by Capital Partners (100)

▪	40,576 held by Institutional Partners II

▪	102,225 held by Institutional Partners IIA
o	7,000 shares of Common Stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $3.76 per share

o	7,000 shares of Common Stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $3.79 per share
MHR Advisors LLC (“Advisors”) is the general partner of each of Master Account and Capital Partners (100), and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of each of Master Account and Capital Partners (100). MHR Institutional Advisors II LLC (“Institutional Advisors II”) is the general partner of each of Institutional Partners II and Institutional Partners IIA, and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of each of Institutional Partners II and Institutional Partners IIA. MHR Fund Management LLC (“Fund Management”) is a Delaware limited liability company that is an affiliate of and has an investment management agreement with Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA, and other affiliated entities, pursuant to which it has the power to vote or direct the vote and to dispose or to direct the disposition of the shares of Common Stock reported herein and, accordingly, Fund Management may be deemed to beneficially own the shares of Common Stock reported herein which are held for the account of each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA. Dr. Rachesky is the managing member of Advisors, Institutional Advisors II, and Fund Management, and, in such capacity, may be deemed to beneficially own the shares of Common Stock held for the accounts of each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA.

(e)	This number consists of (i) 5,612,929 shares of Common Stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon conversion of the Convertible Notes, (ii) 1,095,658 shares of Common Stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon exercise of warrants, and (iii) 14,000 share of Common Stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options.

(f)	Howard M. Pack passed away on December 9, 2008.

(g)	Kenneth I. Moch was appointed to the Board of Directors on December 23, 2008.

(h)	Dr. Carter resigned from the Board of Directors effective April 30, 2009.
Principal Holders of Common Stock
          The following table sets forth information regarding beneficial owners of more than five (5%) percent of the outstanding shares of Common Stock as of April 1, 2009:

	Number of Shares
	Beneficially		Percent
Name and Address	Owned		Of Class (a)
Brandon Fradd	2,194,441	(b)	7.2%
68 Jane Street New York, NY 10014
Mark H. Rachesky, M.D.	11,393,247	(c)	30.7%
40 West 57th Street, 24th Floor New York, NY 10019

(a)	Applicable percentage ownership is based on 30,341,078 shares of Common Stock outstanding as of April 1, 2009. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into Common Stock within 60 days after April 1, 2009 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

(b)	Information based on Amendment Number 2 to Schedule 13-G filed with the SEC on February 17, 2009.

(c)	This number consists of:
o	4,670,660 Shares of Common Stock held for the accounts of the following entities:
▪	3,123,626 shares held for the account of MHR Capital Partners Master Account LP (“Master Account”)

▪	424,818 shares held for the account of MHR Capital Partners (100) LP (“Capital Partners (100)”)

▪	317,369 shares held for the account of MHR Institutional Partners II LP (“Institutional Partners II”)

▪	799,549 shares held for the account of MHR Institutional Partners IIA LP (“Institutional Partners IIA”)

▪	5,298 shares held directly by Mark H. Rachesky, M.D.
o	5,612,929 shares of Common Stock that can be obtained by the following entities upon conversion of the Convertible Notes, including 250,333 shares of Common Stock issuable to the following entities as payment for accrued but unpaid interest on the Convertible Notes since the most recent interest payment date (December 31, 2008) through the date that is 60 days after April 1, 2009:
▪	1,130,262 shares held by Master Account

▪	154,566 shares held by Capital Partners (100)

▪	1,229,817 shares held by Institutional Partners II

▪	3,098,284 shares held by Institutional Partners IIA
o	1,095,658 shares of Common Stock that can be obtained by the following entities upon exercise of warrants:
▪	836,896 held by Master Account

▪	115,961 held by Capital Partners (100)

▪	40,576 held by Institutional Partners II

▪	102,225 held by Institutional Partners IIA
o	7,000 shares of Common Stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $3.76 per share

o	7,000 shares of Common Stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $3.79 per share
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Related Party Transaction Approval Policy
          In February 2007, our Board of Directors adopted a written related party transaction approval policy, which sets forth our Company’s polices and procedures for the review, approval or ratification of any transaction required to be reported in our filings with the Securities and Exchange Commission. The Company’s policy with regard to related party transactions is that all material transactions non-compensation related are to be reviewed by the Audit Committee for any possible conflicts of interest. The Compensation Committee will review all material transactions that are related to compensation. All related party transactions approved by either the Audit Committee or Compensation Committee shall be disclosed to the Board of Directors at the next meeting.
Information about Board of Directors
          Our business is overseen by the Board of Directors. It is the duty of the Board of Directors to oversee the Chief Executive Officer and other senior management in the competent and ethical operation of the Company on a day-to-day basis and to assure that the long-term interests of the stockholders are being served. To satisfy this duty, our directors take a proactive, focused approach to their position, and set standards to ensure that the Company is committed to business success through maintenance of the highest standards of responsibility and ethics. The Board of Directors is kept advised of our business through regular verbal or written reports, Board of Directors meetings, and analysis and discussions with the Chief Executive Officer and other officers of the Company.
          Members of the Board of Directors bring to us a wide range of experience, knowledge and judgment. Our governance organization is designed to be a working structure for principled actions, effective decision-making and appropriate monitoring of both compliance and performance.
          The Board of Directors has affirmatively determined that Dr. Stephen K. Carter, Mr. John D. Harkey, Jr., Dr. Mark H. Rachesky, Mr. Kenneth I. Moch and Dr. Michael Weiser are independent directors within the meaning of Rule 4200 of the Marketplace Rules of the Nasdaq Stock Market, Inc. (“Nasdaq”). The independent directors meet in separate sessions at the conclusion of board meetings and at other times as deemed necessary by the independent directors, in the absence of Dr. Michael M. Goldberg and Mr. Michael V. Novinski, the non-independent directors. Dr. Goldberg resigned from the Board of Directors effective March 11, 2008. Mr. Pack passed away on December 9, 2008. Mr. Moch was appointed to the Board of Directors to fill the vacancy created by Mr. Pack’s death. Dr. Carter resigned from the Board of Directors effective April 30, 2009.

Committees of the Board of Directors
          The Board of Directors has established an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. Each of the committees of the Board of Directors acts pursuant to a separate written charter adopted by the Board of Directors. On February 12, 2007, the Board of Directors also established an executive committee consisting of Drs. Rachesky, Weiser and Carter, Mr. Pack and Mr. Harkey.
          The Audit Committee is currently comprised of Mr. Harkey (chairman), Mr. Moch and Dr. Weiser. Mr. Pack served as a member of the Audit Committee until his death on December 9, 2008. Mr. Moch became a member of the Audit Committee on December 23, 2008. All of the members of the Audit Committee are independent within the meaning of Rule 4200 of the Nasdaq. The Board of Directors has determined that Mr. Harkey is an “Audit Committee financial expert,” within the meaning of Item 401(h) of Regulation S-K. The Audit Committee’s responsibilities and duties are summarized in the report of the Audit Committee and in the Audit Committee charter which is available on our website (www.emisphere.com).
          The Compensation Committee is currently comprised of Dr. Weiser (chairman), Mr. Moch and Dr. Rachesky. Mr. Pack served as the chairman of the Compensation Committee until his death on December 9, 2008. Dr. Carter served on the Compensation Committee until February 12, 2009. Mr. Moch became a member of the Compensation Committee on February 12, 2009. All members of the Compensation Committee are independent within the meaning of Rule 4200 of the Nasdaq, non-employee directors within the meaning of the rules of the Securities and Exchange Commission and “outside” directors within the meaning set forth under Internal Revenue Code Section 162(m). The Compensation Committee’s responsibilities and duties are summarized in the report of the Compensation Committee and in the Compensation Committee charter also available on our website.
          The Governance and Nominating Committee is currently comprised of Dr. Weiser (chairman), Mr. Moch and Dr. Rachesky. Mr. Pack served on the Governance and Nominating Committee until his death on December 9, 2008. Dr. Carter served on the Governance and Nominating Committee until February 12, 2009. Mr. Moch became a member of the Governance and Nominating Committee on February 12, 2009. All members of the Governance and Nominating Committee are independent within the meaning of Rule 4200 of the Nasdaq. The Governance and Nominating Committee’s responsibilities and duties are set forth in the Governance and Nominating Committee charter on our website. Among other things, the Governance and Nominating Committee is responsible for recommending to the board the nominees for election to our Board of Directors and the identification and recommendation of candidates to fill vacancies occurring between annual stockholder meetings.
          The table below provides membership information for each committee of the Board of Directors during 2008:

Governance
and
Name	Board	Executive	Audit		Compensation		Nominating
Howard M. Pack (1)(5)	X	X	X		X	*	X
Kenneth I. Moch (1)(6)	X		X
Stephen K. Carter, M.D. (2)(8)	X	X			X		X
John D. Harkey, Jr. (2)	X	X	X	*
Michael M. Goldberg, M.D. (3)(4)	X
Michael V. Novinski (3)	X
Mark H. Rachesky, M.D. (3)	X	X			X		X *
Michael Weiser, M.D. (3)(7)	X	X	X

*	Chair
(1)	Class II directors: Term as director is expected to expire in 2010

(2)	Class I directors: Term as director is expected to expire in 2009

(3)	Class III directors: Term as director is expected to expire in 2011

(4)	Dr. Goldberg resigned from the Board of Directors effective March 11, 2008

(5)	Mr. Pack passed away on December 9, 2008

(6)	Mr. Moch was appointed to the Board of Directors on December 23, 2008 to fill the vacancy created by the death of Mr. Pack. He was appointed to the Audit Committee on December 23, 2008 and was appointed to the Compensation Committee and Governance and Nominating Committee on February 12, 2009.

(7)	On February 12, 2009, Dr. Weiser was appointed to the Compensation Committee and Governance and Nominating Committee and assumed the role of chairman of both committees.

(8)	Dr. Carter resigned from the Board of Directors effective April 30, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of our annual financial statements for the years ended December 31, 2008 and December 31, 2007, and fees billed for other services rendered by PwC during the respective periods.

Types of Fees	2008	2007
Audit Fees (1)	$787,000	$819,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	—	98,230

(1)	Audit fees for 2008 and 2007 were for professional services rendered for the audit of the Company’s financial statements for the fiscal year, including attestation services required under Section 404 of the Sarbanes-Oxley Act of 2002, and reviews of the Company’s quarterly financial statements included in its Form 10-Q filings.

(2)	All other fees are for services related to our registration statements on Form S-3 and S-8 and financing transactions during 2007.
          The Audit Committee has determined that the independent registered public accounting firm did not provide non-audit services in 2008 and that the registered public accounting firm’s independence was not impaired. All decisions regarding selection of independent registered public accounting firms and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules.
          The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm; these services may include audit services, audit related services, tax services and other services. The committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm, where pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. For each proposed service, the independent auditor is required to provide detailed communication at the time of approval. The committee may delegate pre-approval authority to one or more of its members, who must report same to the committee members at the next meeting. The Audit Committee, after discussion with PwC, agreed that any additional audit or tax service fees could be paid by us, subject to the pre-approval of the Audit Committee chairman.
          The Audit Committee intends to select PwC to serve as independent registered public accounting firm for the fiscal year ending December 31, 2009. PwC has served as Emisphere’s independent registered public accounting firm since November 1991.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          (3) Exhibits

Exhibit

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emisphere Technologies, Inc.
By:	/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer

Date: April 30, 2009
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Michael V. Novinski Michael V. Novinski	President and Chief Executive Officer (principal executive officer)	April 30, 2009

/s/ Michael R. Garone Michael R. Garone	Chief Financial Officer (principal financial and accounting officer)	April 30, 2009

EXHIBIT INDEX

Exhibit

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith