Form 10-Q
period 2009-03-31
EMISPHERE TECHNOLOGIES INC
filed 2009-05-07
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-17758
EMISPHERE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3306985

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

240 Cedar Knolls Rd, Suite 200 Cedar Knolls, NJ	07927

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐      No ☑
     The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 1, 2009 was 30,341,078.

EMISPHERE TECHNOLOGIES, INC.
     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I
ITEM 1. FINANCIAL STATEMENTS
EMISPHERE TECHNOLOGIES INC.
BALANCE SHEETS
March 31, 2009 and December 31, 2008
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)

Assets:
Current assets:
Cash and cash equivalents	$3,951	$7,214
Accounts receivable, net of allowance of $9 in March 2009 and December 2008	15	232
Prepaid expenses and other current assets	300	273

Total Current Assets	4,266	7,719
Equipment and leasehold improvements, net	312	465
Purchased technology, net	1,256	1,316
Restricted cash	255	255
Other assets	404	421

Total assets	$6,493	$10,176

Liabilities and Stockholders’ Deficit:
Current liabilities:
Notes payable, including accrued interest and net of related discount	$12,146	$12,011
Accounts payable and accrued expenses	3,288	2,361
Deferred revenue, current	110	87
Derivative instruments
Related party	102	153
Others	75	114
Restructuring accrual, current	1,503	927
Other current liabilities	22	20

Total current liabilities	17,246	15,673
Notes payable, including accrued interest and net of related discount	18,854	18,209
Restructuring accrual	750	1,953
Deferred revenue	11,403	11,240
Deferred lease liability and other liabilities	123	129

Total liabilities	48,376	47,204

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 30,630,810 shares (30,341,078 outstanding) as of March 31, 2009 and December 31, 2008	306	306
Additional paid-in-capital	400,544	400,306
Accumulated deficit	(438,781)	(433,688)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(41,883)	(37,028)

Total liabilities and stockholders’ deficit	$6,493	$10,176

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
For the three months ended March 31, 2009 and 2008
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2009	2008

Revenue	$—	$154

Costs and expenses:
Research and development	1,923	3,832
General and administrative expenses	2,921	2,693
Restructuring costs	(353)	—
Gain on disposal of fixed assets	(43)	(135)
Depreciation and amortization	211	226

Total costs and expenses	4,659	6,616

Operating income (loss)	(4,659)	(6,462)

Other non-operating income (expense):
Other income (expense)	41	142
Sublease income	232	90
Sale of patents	—	1,500
Change in fair value of derivative instruments
Related party	51	724
Other	39	769
Interest expense
Related party	(662)	(575)
Other	(135)	(130)

Total other non-operating income (expense)	(434)	2,520

Net loss	$(5,093)	$(3,942)

Net loss per share, basic and diluted	$(0.17)	$(0.13)
Weighted average shares outstanding, basic and diluted	30,341,078	30,336,928
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,093)	$(3,942)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	166
Amortization	60	60
Change in fair value of derivative instruments	(90)	(1,493)
Non-cash interest expense	797	705
Non-cash compensation expense	238	339
Gain on disposal of fixed assets	(43)	(135)

Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	217	113
Decrease (increase) in prepaid expenses and other current assets	(27)	207
Increase (decrease) in deferred revenue	186	—
Increase (decrease) in accounts payable and accrued expenses	927	(199)
Increase in other current liabilities	2	17
Increase (decrease) in deferred lease liability	(6)	29
Restructuring	(627)	—

Total adjustments	1,785	(191)

Net cash used in operating activities	(3,308)	(4,133)

Cash flows from investing activities:
Proceeds from sale and maturity of investments	—	4,010
Purchases of investments	—	—
Proceeds from sale of fixed assets	45	138
Capital expenditures and other	—	(41)

Net cash provided by investing activities	45	4,107
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(3,263)	(26)
Cash and cash equivalents, beginning of period	7,214	3,938

Cash and cash equivalents, end of period	$3,951	$3,912

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
Liquidity. As of March 31, 2009, we had approximately $4.2 million in cash and restricted cash, approximately $13.0 million in working capital deficiency, a stockholders’ deficit of approximately $41.9 million and an accumulated deficit of approximately $438.8 million. Our net loss and operating loss for the three months ended March 31, 2009 were approximately $5.1 million and $4.7 million, respectively. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations only through approximately August 2009 or earlier if unforeseen events arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 contained a going concern explanatory paragraph. We are pursuing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.
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
2. Basis of Presentation
     The condensed balance sheet at December 31, 2008 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
     As of March 31, 2009, shares available for future grants under the 2007 Plan and the 2002 Plan amounted to 2,608,359 and 109,644, respectively.
     Total compensation expense recorded during the three months ended March 31, 2009 for share-based payment awards was $0.24 million, of which $0.03 million is included in research and development and $0.21 million is included in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2009. Total compensation expense recorded during the three months ended March 31, 2008 for share-based payment awards was $0.3 million, of which $0.1 million is included in research and development and $0.2 million is included in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2008. At March 31, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.4 million, which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the three months ended March 31, 2009 or 2008. No tax benefit was realized due to a continued pattern of operating losses.
     During the three months ended March 31, 2009, the Company granted options for 149,500 shares with a weighted average exercise price of $0.62.
4. Fixed Assets
     Tarrytown Facility. On December 8, 2008, as part of our efforts to improve operational efficiency we decided to close our research and development facilities in Tarrytown to reduce costs and improve operating efficiency. As of December 8, 2008 we terminated all research and development staff and ceased using approximately 85% of the facilities which resulted in a restructuring charge of approximately $3.8 million in the fourth quarter, 2008. As part of the restructuring charge, we wrote down the value of our leasehold improvements in Tarrytown by approximately $1.0 million (net); additionally, the useful life of leasehold improvements in portions of the facility that were still in use as of December 31, 2008 was recalculated, resulting in an accelerated charge to amortization expense of approximately $0.1 million during the three months ended March 31, 2009. During March 2009 we began selling our laboratory equipment in connection with closing laboratory facilities in Tarrytown. Consequently we recognized a gain on disposal of fixed assets of $43 thousand during the three months ended March 31, 2009 and adjusted the net book value of equipment accordingly. Please refer to Footnote 10 for more information on this subject.
     Fixed Assets. Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	March 31,	December 31,
	in Years	2009	2008
		(in thousands)
Equipment	3-7	$8,931	$9,080
Leasehold improvements	Life of lease	77	3,013

		9,008	12,093
Less, accumulated depreciation and amortization		8,696	11,628

Equipment and leasehold improvements, net		$312	$465

5. Purchased Technology
     Purchased technology represents the value assigned to patents and the rights to utilize, sell or license certain technology in conjunction with our proprietary carrier technology. These assets are utilized in various research and development projects. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

	March 31,	December 31,
	2009	2008
	(in thousands)

Gross carrying amount	$4,533	$4,533
Less, accumulated amortization	3,277	3,217

Net book value	$1,256	$1,316

     Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2009 and in the remaining years through 2014.
6. Notes Payable
     Notes payable consist of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)

MHR Convertible Notes	$18,854	$18,209
Novartis Note	12,146	12,011

	$31,000	$30,220

     MHR Convertible Notes. The Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR Institutional Partners IIA L.P. (together with its affiliates, “MHR”) on substantially all of our assets. Interest is payable in the form of additional Convertible Notes issued monthly through March 31, 2007 and then semi-annually beginning June 30, 2008, rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. Further the Convertible Notes provide MHR with the right to require redemption in the event of a change in control, as defined, prior to September 26, 2009. Such required redemption would be at 102% and 101% of the then outstanding principal and interest in the years through September 26, 2008 and 2009, respectively. The Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2010, into shares of our common stock at a price per share of $3.78. At March 31, 2009, the Convertible Notes were convertible into 5,511,423 shares of our common stock.

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
     The book value of the MHR Notes is comprised of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)

Face Value of the notes	$20,833	$20,270
Discount (related to the warrant purchase option)	(928)	(966)
Lender’s financing costs	(1,051)	(1,095)

	$18,854	$18,209

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
     The Convertible Notes provide for various events of default. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver from time to time, the latest being received April 22, 2009 and is in effect for a period greater than one year; as such the Convertible Notes have been classified as long-term.
     Novartis Note. The Novartis Note currently bears interest at a rate of 7%. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met. On March 31, 2009, a portion of the Novartis Note was convertible into 7,537,921 shares of our common stock.
7. Derivative Instruments
     Derivative instruments consist of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
March 2005 Equity financing warrants	$9	$31
MHR warrants	78	115
August 2007 Equity financing warrants	90	121

	$177	$267

     March 2005 Equity Financing Warrants. In connection with the March 2005 offering, Emisphere sold warrants to purchase 1.5 million shares of common stock to MHR and other unrelated investors. The warrants were originally issued with an exercise price of $4.00 and expire on March 31, 2010. The warrants provide for certain anti-dilution protection. Warrants to purchase up to 967,464 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. The anti-dilution feature of the warrants was triggered in connection with the August 2007 financing, resulting in an increase to the warrant shares of 4,838, as well as an adjustment to the exercise price. At March 31, 2009, we have outstanding warrants to purchase up to 1,354,838 shares of common stock. The adjusted exercise price for 967,464 of the warrants is $3.98 and for the 387,374 warrants held by MHR (“MHR 2005 Warrants”) is $3.76. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2009 are a closing stock price of $0.68, expected volatility of 82.05% over the remaining term of one year and three months and a risk-free rate of 0.875%. The fair value of the warrants decreased by $0.02 million during the three months ended March 31, 2009 which has been recognized in the accompanying statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.
     MHR Warrants. In connection with the exercise in April 2006 of the MHR Purchase Option discussed in Note 6 above, the Company issued warrants for 617,211 shares to MHR for proceeds of $0.6 million. The MHR 2006 Warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The MHR 2006 Warrants have the same terms as the August 2007 equity financing warrants (see below), with no limit upon adjustments to the exercise price. The anti-dilution feature of the MHR 2006 Warrants was triggered in connection with the August 2007 equity financing, resulting in an adjusted exercise price of $3.76. Based on the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the MHR 2006 Warrants have been determined to be an embedded derivative instrument which must be separated from the host contract. The MHR 2006 Warrants contain the same potential cash settlement provisions as the August 2007 equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrants is estimated, at the end of each quarterly period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2009 are a closing stock price of $0.68, expected volatility of 97.02% over the remaining term of two and a half years and a risk-free rate of 1.375%. The fair value of the MHR warrants decreased by $0.04 million during the three months ended March 31, 2009 which has been recognized in the accompanying statements of operations. The MHR warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 6 for a further discussion of the MHR Note.
     August 2007 Equity Financing Warrants. In connection with the August 2007 offering, Emisphere sold warrants to purchase up to 400,000 shares of common stock. Of these 400,000 warrants, 91,073 were sold to MHR. Each of the warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The warrants provide for certain anti-dilution protection as provided therein. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The warrants were accounted for with an initial value of $1.0 million on August 22, 2007. The assumptions used in computing the fair value as of March 31, 2009 are a closing stock price of $0.68, expected volatility of 104.26% over the remaining term of three years and five months and a risk-free rate of 1.75%. The fair value of the warrants decreased by $0.03 million during the three months ended March 31, 2009 and the fluctuations have been recorded in the statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.
8. Net loss per share
     The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands except per share data)
Basic net loss	$(5,093)	$(3,942)
Dilutive securities:
Warrants		—

Diluted net loss	$(5,093)	$(3,942)

Weighted average common shares outstanding	30,341,078	30,336,928
Dilutive securities:
Warrants	—	—

Diluted average common stock equivalents outstanding	30,341,078	30,336,928

Basic and diluted net loss per share	$(0.17)	$(0.13)
     For the three months ended March 31, 2009 and 2008, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended
	March 31,
	2009	2008
Options to purchase common shares	2,230,559	2,747,700
Outstanding warrants	2,972,049	2,972,049
Novartis convertible note payable	7,537,921	6,991,781
MHR note payable	5,511,423	4,939,796

	18,251,952	17,651,325

9. Comprehensive Income and Loss
     Our comprehensive income and loss was comprised of net income or loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss was $5.1 million and $3.9 million for the three months ended March 31, 2009 and March 31, 2008, respectively.
10. Commitments and Contingencies
Commitments. Through March 31, 2009 we leased office and laboratory space located at 765 and 777 Old Saw Mill River Road, Tarrytown, NY 10591, under a non-cancelable operating lease expiring in 2012 as well as office space in Cedar Knolls, NJ under a non-cancelable operating lease expiring in 2013. On April 29, 2009, the Company entered into a Lease Termination Agreement (the “Agreement”) with BMR-Landmark at Eastview, LLC, a Delaware limited liability company (“BMR”) pursuant to which the Company and BMR terminated the lease (“Lease”) of space at 765 and 777 Old Saw Mill River Road in Tarrytown, New York (the “Lease Premises”). The Agreement provides that Company shall make the following payments to BMR: (a) One Million Dollars, payable upon execution of the Agreement, (b) Five Hundred Thousand Dollars, payable six months after the execution date of the Agreement, and (c) Seven Hundred Fifty Thousand Dollars, payable twelve months after the execution date of the Agreement. For more information on this topic, please see the discussion on the “Restructuring Expense” under “Contingencies” below.
Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. In these agreements, we generally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2009.
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
     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment agreement provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty-four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provided that in the event he is terminated with cause, he will receive no additional compensation. During the year ended December 31, 2007, the Company accrued the estimated costs to settle this matter. No settlement has been reached and the dispute continues. In February 2008, the Company received $0.5 million as a result of a cancellation of a split dollar life insurance policy on Dr. Goldberg. Dr. Goldberg claimed approximately $0.2 million was due him as a return of policy premium. In June 2008, Dr. Goldberg commenced a separate lawsuit in the New York State Supreme Court (New York County) claiming that the Company breached his employment agreement by not remitting to Dr. Goldberg that portion of the cash value of the life insurance policy. During the year ended December 31, 2008, the Company adjusted its accrual to reflect estimated costs to settle this matter. On January 29, 2009, after transfer from the New York State Supreme Court (New York County) to an independent arbitrator, the Company received a finding from such arbitrator awarding a partial summary judgment to Dr. Goldberg for compensatory damages in an amount equal to $240,101. The company paid Dr. Goldberg such amount on February 5, 2009. All remaining claims were deferred by the Arbitrator pending further proceedings between the parties. The Company believes the remaining claims are without merit and will vigorously defend itself against Dr. Goldberg’s claims. The Company has made an accrual of costs estimated to settle this matter. However, it is impossible to predict with certainty the ultimate impact the resolution of this matter will have on our financial statements. It is possible that additional costs could be incurred to resolve the matter and such costs could be material. The ultimate resolution could have a material adverse impact on our financial statements.
     On August 18, 2008, the Company filed a complaint in the United States District Court for the District of New Jersey against Laura A. Kragie and Kragie BioMedWorks, Inc. seeking a declaratory judgment affirming Emisphere’s sole rights to its proprietary technology for the oral administration of Vitamin B12, as set forth in several Emisphere United States provisional patent applications. The complaint also includes a claim under the Lanham Act arising from statements made by defendants on their web site. Laura A. Kragie, M.D., is a former consultant for Emisphere who later was employed by Emisphere. On February 13, 2009, the defendants filed an answer, affirmative defenses and counterclaims, adding as counterclaim defendants current or former Emisphere executives or employees, including Michael V. Novinski. The countersuit against Emisphere alleges breach of contract, fraudulent inducement, trademark infringement, false advertising, and other claims. Emisphere believes that the counterclaims are without merit, and will litigate all claims vigorously. At the current time, we are unable to estimate a loss, if any, that may result from the resolution of this matter.
     The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and books accruals to account for its best estimate of future costs accordingly.
Restructuring Expense
     On December 8, 2008, as part of our efforts to improve operational efficiency we decided to close our research and development facilities in Tarrytown to reduce costs and improve operating efficiency. In connection with the closing of those facilities we recorded $3.8 million in restructuring expenses comprised of $2.6 million lease restructuring expense (net of subleases), $0.2 million in termination benefits (employee severance and related costs) and $1.0 million in leasehold improvement abandonment. The restructuring liability at December 31, 2008 of $2.9 million relates primarily to the portion of the Tarrytown facility we ceased using as of December 8, 2008, is recorded at net present value, and includes several obligations related to the restructuring.
     During the three months ended March 31, 2009, we made approximately $170 thousand in net rental payments (calculated at net present value) on the Tarrytown property and made termination payments of approximately $104 thousand which represented employee severance and benefits charges. The restructuring liability was reduced by these amounts.
     On April 29, 2009, the Company entered into a Lease Termination Agreement with BMR pursuant to which the Company and BMR terminated the lease of space at 765 and 777 Old Saw Mill River Road in Tarrytown, New York. The Company had previously announced its decision to close its research and development facility located on the Lease Premises in an effort to improve operational efficiency and to strengthen its financial foundation. Pursuant to the Agreement, the Lease was terminated effective as of April 1, 2009. The Agreement provides that Company shall make the following payments to BMR: (a) One Million Dollars, payable upon execution of the Agreement, (b) Five Hundred Thousand Dollars, payable six months after the execution date of the Agreement, and (c) Seven Hundred Fifty Thousand Dollars, payable twelve months after the execution date of the Agreement. Consequently, the restructuring liability was adjusted to reflect the terms of the Lease Termination Agreement, resulting in a $353 thousand reduction in the liability and restructuring costs. Adjustments to the restructuring liability and restructuring costs result in an improvement in the net loss and net loss per share of $0.35 million and $0.01 respectively for the three months ended March 31, 2009.
Adjustments to the restructuring liability are as follows ($ thousands):

	Liability at	Cash	Adjustments to	Liability at
	December 31, 2008	Payments	the Liability	March 31, 2009
Lease restructuring expense	$2,772	$(170)	$(353)	$2,249
Employee severance and related costs	108	(104)	—	4

	2,880	(274)	(353)	2,253
11. Income Taxes
     The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008 and March 31, 2009, the Company had no accruals for interest or penalties related to income tax matters. For the three months ended March 31, 2009 and 2008, the effective income tax rate was 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 35% is attributable to state tax benefits and tax credits offset by changes in the deferred tax valuation allowance.
12. New Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require entities to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company is required to adopt FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit loses; and requires entities to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, entities are required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s financial statements.
     In April 2009 the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company is required to adopt FSP FAS 157-4 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 157-4 will have a material impact on the Company’s financial statements.
     In December 2007, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 07-01 “Accounting for Collaborative Arrangements.” The EITF defined collaborative arrangements and established reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-01 did not have a material impact on our financial position, results of operations or cash flows.
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. In accordance with the provisions of SFAS 161 we have included additional disclosures (in Note 7. Derivatives) describing how and why we use derivative instruments. The Company has determined that the adoption of SFAS 161 did not have a material impact on our financial statements.
     Effective January, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS no. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial; liabilities, except those that are recognized or disclosed in the financial statements at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
     The adoption of this statement for non-financial assets and liabilities effective January 1, 2009, did not have a material impact on the Company’s results of operations or financial condition.
     Effective for periods beginning on or after December 15, 2008, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, SFAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. The adoption of SFAS 141R did not have a material impact on the Company’s financial statements.
14. Fair Value
     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 ($ thousands):

	Level 2
	March 31,	December 31,
	2009	2008

Derivative instruments	$177	$267

Total	177	267

15. Sale of Patents
     On February 8, 2008, the Company sold to MannKind Corporation (“Mannkind”) certain patents and a patent application relating to diketopiperazine technology for a total purchase price of $2.5 million. An initial payment of $1.5 million was received in February 2008 and recognized as other income. An additional $0.5 million will be paid no later than July 5, 2009 with the remaining payment to be made no later than October 5, 2010. We will recognize as revenue the additional amounts due from Mannkind when payment becomes reasonably assured.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR CAUTIONARY STATEMENT
     Certain statements in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations and elsewhere in this report as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include (without limitation) statements regarding planned or expected studies and trials of oral formulations that utilize our Eligen® Technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our Eligen® Technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operational improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under Part II, Item 1A. “Risk Factors” and other factors discussed in connection with any forward looking statements.
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
     The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities. During the first quarter 2009, we continued to develop our product pipeline utilizing the Eligen® Technology with prescription and nonprescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation.
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
     Our product pipeline includes prescription and nutritional supplements candidates. On the prescription side, our licensees include Novartis Pharma AG, which is using our drug delivery technology in combination with salmon calcitonin, parathyroid hormone, and human growth hormone. Their most advanced program is testing an oral formulation of calcitonin to treat osteoarthritis and osteoporosis. Novartis is conducting two Phase III clinical studies for osteoarthritis and one Phase III clinical study for osteoporosis. During the third quarter 2008 Novartis completed enrollment for the first trial for osteoarthritis; a multi-center Phase III study exploring the safety and efficacy of an oral formulation of salmon calcitonin using Emisphere’s proprietary Eligen® Technology to treat patients with osteoarthritis of the knee. This study, which will be used to support the filing with health authorities worldwide, includes more than 1,100 patients between the ages of 51 and 80 years old with a medical history and symptoms of knee osteoarthritis. This study will be conducted mainly in Europe and is estimated to be completed during the second half 2010. In October 2008, Emisphere also announced that Novartis Pharma AG and Nordic Bioscience initiated a second multi-center Phase III study exploring the safety and efficacy of an oral formulation of salmon calcitonin to treat patients with osteoarthritis of the knee. This second study, designed to meet FDA requirements for U.S. registration, will examine patients between 51 and 80 years of age suffering from painful symptoms of knee osteoarthritis. The study will be conducted in multiple sites, including the U.S., with an estimated completion during the second half 2011.
     Novartis is also conducting a Phase III trial for osteoporosis. This Phase III trial is a multi-center study exploring the safety and efficacy of oral Eligen® salmon calcitonin to treat vertebral fractures in postmenopausal women aged 60-80 with osteoporosis. The last of 4,500+ patients was recruited for the osteoporosis study in the final week of June 2008, and the three-year study will be conducted in North and South America, Europe and Asia. Now that these Phase III studies are fully enrolled, over 5,500 clinical study patients will be using the Eligen® Technology in 2009.
     A study Novartis Pharma AG and its partner Nordic Bioscience published in the December 2008 issue of BMC Clinical Pharmacology demonstrated that orally administered salmon calcitonin using Emisphere’s carrier, (5-CNAC) an Eligen® oral delivery technology, is effective in reducing bone breakdown. The randomized, double-blind, double-dummy, placebo-controlled study among 81 subjects in Copenhagen was conducted on behalf of Emisphere’s partner Novartis Pharma AG by Nordic Bioscience by M.A. Karsdal, I. Byrjalsen, B.J. Riis and C. Christiansen. The study suggests that orally administered 0.8 mg of salmon calcitonin was effective in suppression of Serum CTX irrespective of time of dosing. Serum CTX-1 (Serum C-terminal telo-peptide of collagen type I) is the biochemical marker used to measure bone resorption. There were no safety concerns with the salmon calcitonin oral formulation using Emisphere’s carrier 5-CNAC, which had been previously demonstrated in earlier studies.
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
     On May 1, 2009, Emisphere Technologies was informed by an independent expert panel of scientists that its Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (“SNAC”) carrier has been provisionally designated as Generally Recognized as Safe (“GRAS”) for its intended application in combination with nutrients added to food and dietary supplements. Following a comprehensive evaluation of research and toxicology data, Emisphere’s SNAC was found to be safe at a dosage up to 250 mg per day when used in combination with nutrients to improve their dietary availability. Achieving GRAS status will establish Emisphere’s carrier as exempt from pre-market approval and enhances the potential commercialization of the Eligen® Technology with other substances such as vitamins. The Company expects that the first of these products will be its oral Eligen® Vitamin B12 product. Management expects to achieve final GRAS status following the publication of two peer reviewed papers describing the toxicology of SNAC, currently scheduled for July/August, in the International Journal of Toxicology.
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

     On April 29, 2009, the Company entered into a Lease Termination Agreement (the “Agreement”) with BMR-Landmark at Eastview, LLC, a Delaware limited liability company (“BMR”) pursuant to which the Company and BMR terminated the lease (“Lease”) of space at 765 and 777 Old Saw Mill River Road in Tarrytown, New York (the “Lease Premises”). The Company had previously announced its decision to close its research and development facility located on the Lease Premises in an effort to improve operational efficiency and to strengthen its financial foundation. Pursuant to the Agreement, the Lease was terminated effective as of April 1, 2009. The Company was allowed to enter and access the Lease Premises from April 1, 2009 until April 30, 2009, for the sole purpose of winding down the Company’s operations in the Lease Premises, removing its property and decommissioning the Lease Premises.
     The Agreement provides that Company shall make the following payments to BMR: (a) One Million Dollars, payable upon execution of the Agreement, (b) Five Hundred Thousand Dollars, payable six months after the execution date of the Agreement, and (c) Seven Hundred Fifty Thousand Dollars, payable twelve months after the execution date of the Agreement. By terminating its Tarrytown lease, the Company’s monthly cash burn rate is reduced by approximately $0.3 million immediately. In addition, a total of approximately $14 million in future lease payments were eliminated. Through this lease termination agreement the Company realized a critical milestone in its cost control plan, which will help meet its cash burn target of between $7 and $8 million per year.
     During April 2009 we announced a strategic alliance with AAIPharma intended to expand the application of Emisphere’s Eligen® Technology and AAIPharma’s drug development services. AAIPharma Inc. is a global provider of pharmaceutical product development services that enhance the therapeutic performance of its clients’ drugs. The company works with many pharmaceutical and biotech companies and currently provides drug product formulation development services to Emisphere. This relationship expands our access to new therapeutic candidates for the Eligen® Technology, which potentially could lead to new products and to new alliance agreements as well. We are also pleased that a global provider of pharmaceutical product development services with the stature of AAI has chosen to combine with Emisphere in a synergistic alliance that will benefit both organizations. This strategic alliance supports AAI’s strategy to offer drug delivery options to its pharmaceutical and biotech customers.
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
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008:

	Three Months Ended
		March 31,
	2009	2008	Change
	(in thousands)
Revenue	$—	$154	$(154)
Operating expenses	$4,659	$6,616	$(1,957)
Operating loss	$(4,659)	$(6,462)	$1,803
Other income (expense)	$(434)	$2,520	$(2,954)
Net loss	$(5,093)	$(3,942)	$(1,151)
     Revenue decreased $0.15 million for the three months ended March 31, 2009 compared to the same period last year because receipts from partnerships are classified as deferred revenue.

     Operating expenses decreased $2.0 million or 30% for the three months ended March 31, 2009 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(1,880)
Increase in professional fees	344
Decrease in occupancy costs	(279)
Increase in clinical costs	317
Decrease in depreciation and amortization	$(14)
Decrease in other costs	(445)

$(1,957)

Human resource costs declined 59% commensurate with the December 2008 reduction in headcount.
Professional fees increased 24% primarily due to increases in legal fees.
Occupancy costs decreased 23% due to the closure of our laboratory facilities in Tarrytown, NY in December 2008.
Clinical costs increased 160% due to clinical testing programs and outside lab fees related to oral formulations of the PYY and GLP-1 combination and B12.
Depreciation and amortization costs decreased 6% due to the write off of certain leasehold improvements in connection with the above referenced closure of the Tarrytown facility.
Other costs decreased 120% due primarily to the $0.35 million decrease in restructuring reserve in connection with the closure of the Tarrytown facility and reduced headcount. Without the adjustment to the restructuring reserve other costs would have decreased 25% due to the reduction in headcount.
     Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	March 31,
	2009	2008
Human resource costs, including benefits	28%	48%
Professional fees for legal, intellectual property, accounting and consulting	39%	22%
Occupancy for our laboratory and operating space	19%	18%
Clinical costs	11%	3%
Depreciation and amortization	5%	3%
Other	-2%	6%
     Other income decreased $3.0 million for the three months ended March 31, 2009 in comparison to the same period last year primarily due to the receipt of the initial $1.5 million payment for the sale of certain Emisphere patents and a patent application relating to diketopiperazine technology to MannKind Corporation in 2008 and a net change in fair value of derivative instruments of $1.4 million due to relative changes in stock price during the three months ended March 31, 2009 and March 31, 2008 respectively.
     As a result of the above factors, we had a net loss of $5.1 million for the three months ended March 31, 2009, compared to a net loss of $3.9 million for the three months ended March 31, 2008.

Liquidity and Capital Resources
     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2009, our accumulated deficit was approximately $438.8 million and our stockholders deficit was approximately $41.9 million. Our net loss and operating loss was $5.1 million and $4.7 million, respectively for the three months ended March 31, 2009 and $24.4 million and $26.3 million respectively for the year ended December 31, 2008, respectively.
     We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of March 31, 2009 total cash was $4.2 million including restricted cash of $0.26 million. The change in cash relates to the net loss offset by changes in accounts payable and non-cash items. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners or our products, will enable us to continue operations through approximately August 2009 or sooner if unforeseen events arise that negatively impact our liquidity. Additionally, the Company is not currently in compliance with continued listing requirements on the Nasdaq Capital Market. If we are unable to maintain our listing on The Nasdaq Capital Market we may no longer able to ensure that our shareholders have consistent and continual access to capital markets. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 included a going concern explanatory paragraph.
     Our business will require substantial additional investment that has not yet been secured. While our plan is to raise capital when needed and/or to pursue partnering opportunities, we cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital and/or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations.
     However, we have implemented aggressive cost control initiatives and management processes to extend our cash runway. By terminating its Tarrytown lease, the Company’s monthly cash burn rate is reduced by approximately $0.3 million immediately. A total of approximately $14 million in future lease payments were eliminated. The Company realized a critical milestone in its cost control plan which will contribute to meeting its cash burn target of between $7 and $8 million per year. We are also pursing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.
Off-Balance Sheet Arrangements
     As of March 31, 2009, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three months ended March 31, 2009.
Critical Accounting Estimates
     Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 for detailed explanations of its critical accounting estimates which have not changed significantly during the period ended March 31, 2009.
New Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require entities to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company is required to adopt FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit loses; and requires entities to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, entities are required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s financial statements.
     In April 2009 the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company is required to adopt FSP FAS 157-4 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 157-4 will have a material impact on the Company’s financial statements.
     In December 2007, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 07-01 “Accounting for Collaborative Arrangements.” The EITF defined collaborative arrangements and established reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-01 did not have a material impact on our financial position, results of operations or cash flows.
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. In accordance with the provisions of SFAS 161 we have included additional disclosures (in Note 7. Derivatives) describing how and why we use derivative instruments. The Company has determined that the adoption of SFAS 161 did not have a material impact on our financial statements.
     Effective January, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS no. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial; liabilities, except those that are recognized or disclosed in the financial statements at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
     The adoption of this statement for non-financial assets and liabilities effective January 1, 2009, did not have a material impact on the Company’s results of operations or financial condition.
     Effective for periods beginning on or after December 15, 2008, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, SFAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. The adoption of SFAS 141R did not have a material impact on the Company’s financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Fair Value of Warrants and Derivative Liabilities. At March 31, 2009, the estimated fair value of derivative instruments was $0.2 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

derivatives
(in thousands)
25% increase in stock price	$86
50% increase in stock price	188
5% increase in assumed volatility	26

25% decrease in stock price	(71)
50% decrease in stock price	(126)
5% decrease in assumed volatility	(24)

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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment agreement provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty-four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provided that in the event he is terminated with cause, he will receive no additional compensation. During the year ended December 31, 2007, the Company accrued the estimated costs to settle this matter. No settlement has been reached and the dispute continues. In February 2008, the Company received $0.5 million as a result of a cancellation of a split dollar life insurance policy on Dr. Goldberg. Dr. Goldberg claimed approximately $0.2 million was due him as a return of policy premium. In June 2008, Dr. Goldberg commenced a separate lawsuit in the New York State Supreme Court (New York County) claiming that the Company breached his employment agreement by not remitting to Dr. Goldberg that portion of the cash value of the life insurance policy. During the year ended December 31, 2008, the Company adjusted its accrual to reflect estimated costs to settle this matter. On January 29, 2009, after transfer from the New York State Supreme Court (New York County) to an independent arbitrator, the Company received a finding from such arbitrator awarding a partial summary judgment to Dr. Goldberg for compensatory damages in an amount equal to $240,101. The company paid Dr. Goldberg such amount on February 5, 2009. All remaining claims were deferred by the Arbitrator pending further proceedings between the parties. The Company believes the remaining claims are without merit and will vigorously defend itself against Dr. Goldberg’s claims. The ultimate cost to resolve this matter could be in excess of the amount provided for and such amount could be material to the Company.

     On August 18, 2008, the Company filed a complaint in the United States District Court for the District of New Jersey against Laura A. Kragie and Kragie BioMedWorks, Inc. seeking a declaratory judgment affirming Emisphere’s sole rights to its proprietary technology for the oral administration of Vitamin B12, as set forth in several Emisphere United States provisional patent applications. The complaint also includes a claim under the Lanham Act arising from statements made by defendants on their web site. Laura A. Kragie, M.D., is a former consultant for Emisphere who later was employed by Emisphere. On February 13, 2009, the defendants filed an answer, affirmative defenses and counterclaims, adding as counterclaim defendants current or former Emisphere executives or employees, including Michael V. Novinski. The countersuit against Emisphere alleges breach of contract, fraudulent inducement, trademark infringement, false advertising, and other claims. Emisphere believes that the counterclaims are without merit, and will litigate all claims vigorously. At the current time, we are unable to estimate a loss, if any, that may result from the resolution of this matter.
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
Financial Risks
•	We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by August 2008, we may be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 contained a going concern explanatory paragraph.

•	We may not be able to meet the covenants detailed in the Convertible Notes with MHR Institutional Partners IIA LP, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy.

•	We may not be able to make the payments we owe to Novartis Pharma AG.
Risks Related to our Business
•	We are highly dependent on the clinical success of our product candidates.

•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our collaborative partners are free to develop competing products.

•	Our business will suffer if we fail or are delayed in developing and commercializing an improved oral form of vitamin B12.

•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

•	We are dependent on third parties to manufacture and, in some cases, test our products.

•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry
•	Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We are subject to environmental, health and safety laws and regulations for which we incur costs to comply.

•	We face rapid technological change and intense competition.
Other Risks
•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.

•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

•	If we are unable to maintain our listing on The Nasdaq Capital Market we may no longer able to ensure that our shareholders have consistent and continual access to capital markets.
     For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report for 2008 on Form 10-K as filed with the SEC on March 16, 2009.
ITEM 5. OTHER EVENTS
     On May 1, 2009, Emisphere Technologies was informed by an independent expert panel of scientists that its Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (“SNAC”) carrier has been provisionally designated as Generally Recognized as Safe (“GRAS”) for its intended application in combination with nutrients added to food and dietary supplements. Following a comprehensive evaluation of research and toxicology data, Emisphere’s SNAC was found to be safe at a dosage up to 250 mg per day when used in combination with nutrients to improve their dietary availability. Achieving GRAS status will establish Emisphere’s carrier as exempt from pre-market approval and enhances the potential commercialization of the Eligen® Technology with other substances such as vitamins. The Company expects that the first of these products will be its oral Eligen® Vitamin B12 product. Management expects to achieve final GRAS status following the publication of two peer reviewed papers describing the toxicology of SNAC, currently scheduled for July/August, in the International Journal of Toxicology.
     On April 29, 2009, the Company entered into a Lease Termination Agreement with BMR-Landmark at Eastview, LLC, a Delaware limited liability company pursuant to which the Company and BMR terminated the lease of space at 765 and 777 Old Saw Mill River Road in Tarrytown, New York. The Company had previously announced its decision to close its research and development facility located on the Lease Premises in an effort to improve operational efficiency and to strengthen its financial foundation. Pursuant to the Agreement, the Lease was terminated effective as of April 1, 2009. The Company was allowed to enter and access the Lease Premises from April 1, 2009 until April 30, 2009, for the sole purpose of winding down the Company’s operations in the Lease Premises, removing its property and decommissioning the Lease Premises. The Agreement provides that Company shall make the following payments to BMR: (a) One Million Dollars, payable upon execution of the Agreement, (b) Five Hundred Thousand Dollars, payable six months after the execution date of the Agreement, and (c) Seven Hundred Fifty Thousand Dollars, payable twelve months after the execution date of the Agreement. By terminating its Tarrytown lease, the Company’s monthly cash burn rate is reduced by approximately $0.3 million immediately. In addition, a total of approximately $14 million in future lease payments were eliminated. Through this lease termination agreement the Company realized a critical milestone in its cost control plan, which will help meet its cash burn target of between $7 and $8 million per year.
     A study Novartis Pharma AG and its partner Nordic Bioscience published in the December 2008 issue of BMC Clinical Pharmacology demonstrated that orally administered salmon calcitonin using Emisphere’s carrier, (5-CNAC) an Eligen® oral delivery technology, is effective in reducing bone breakdown. The randomized, double-blind, double-dummy, placebo-controlled study among 81 subjects in Copenhagen was conducted on behalf of Emisphere’s partner Novartis Pharma AG by Nordic Bioscience by M.A. Karsdal, I. Byrjalsen, B.J. Riis and C. Christiansen. The study suggests that orally administered 0.8 mg of salmon calcitonin was effective in suppression of Serum CTX irrespective of time of dosing. Serum CTX-1 (Serum C-terminal telo-peptide of collagen type I) is the biochemical marker used to measure bone resorption. There were no safety concerns with the salmon calcitonin oral formulation using Emisphere’s carrier 5-CNAC, which had been previously demonstrated in earlier studies.
     During April 2009 we announced a strategic alliance with AAIPharma intended to expand the application of Emisphere’s Eligen® Technology and AAIPharma’s drug development services. AAIPharma Inc. is a global provider of pharmaceutical product development services that enhance the therapeutic performance of its clients’ drugs. The company works with many pharmaceutical and biotech companies and currently provides drug product formulation development services to Emisphere. This relationship expands our access to new therapeutic candidates for the Eligen® Technology, which potentially could lead to new products and to new alliance agreements as well. We are also pleased that a global provider of pharmaceutical product development services with the stature of AAI has chosen to combine with Emisphere in a synergistic alliance that will benefit both organizations. This strategic alliance supports AAI’s strategy to offer drug delivery options to its pharmaceutical and biotech customers.
     On April 30, 2009, Stephen K. Carter, M.D. resigned from the Board of Directors of the Company.
ITEM 6. EXHIBITS

Exhibit
Number		Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

3.2	(a)
By-Laws of Emisphere Technologies, Inc. as amended December 7, 1998 and September 26, 2005 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, and the Current Report on Form 8-K filed September 30, 2005).

3.2	(b)	Amendment to the By-Laws, as amended, of Emisphere Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K filed September 14, 2008).

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

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
3.1
Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

3.2	(a)
By-Laws of Emisphere Technologies, Inc. as amended December 7, 1998 and September 26, 2005 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, and the Current Report on Form 8-K filed September 30, 2005).

3.2	(b)	Amendment to the By-Laws, as amended, of Emisphere Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K filed September 14, 2008).

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).