Form 10-Q
period 2009-06-30
EMISPHERE TECHNOLOGIES INC
filed 2009-08-10
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of August 3, 2009 was 30,341,078.

EMISPHERE TECHNOLOGIES, INC.
     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS
EMISPHERE TECHNOLOGIES INC.
BALANCE SHEETS
June 30, 2009 and December 31, 2008
(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)

Assets:
Current assets:
Cash and cash equivalents	$1,279	$7,214
Accounts receivable, net of allowance of $9 in June 2009 and December 2008	72	232
Prepaid expenses and other current assets	402	273

Total Current Assets	1,753	7,719
Equipment and leasehold improvements, net	244	465
Purchased technology, net	1,196	1,316
Restricted cash	255	255
Other assets	386	421

Total assets	$3,834	$10,176

Liabilities and Stockholders’ Deficit:
Current liabilities:
Notes payable, including accrued interest and net of related discount	$12,283	$12,011
Accounts payable and accrued expenses	3,403	2,361
Deferred revenue, current	—	87
Derivative instruments
Related party	307	153
Others	281	114
Restructuring accrual, current	1,253	927
Other current liabilities	48	20

Total current liabilities	17,575	15,673
Notes payable, including accrued interest and net of related discount	19,521	18,209
Restructuring accrual	—	1,953
Deferred revenue	11,460	11,240
Deferred lease liability and other liabilities	96	129

Total liabilities	48,652	47,204

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 30,630,810 shares (30,341,078 outstanding) as of June 30, 2009 and December 31, 2008	306	306
Additional paid-in-capital	401,313	400,306
Accumulated deficit	(442,485)	(433,688)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(44,818)	(37,028)

Total liabilities and stockholders’ deficit	$3,834	$10,176

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
For the three and six months ended June 30, 2009 and 2008
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$—	$14	$—	$169

Costs and expenses:
Research and development	748	3,323	2,670	7,156
General and administrative expenses	2,933	2,363	5,855	5,057
Restructuring costs	—	—	(353)	—
Gain on disposal of fixed assets	(779)	—	(822)	(135)
Depreciation and amortization	96	223	307	449

Total costs and expenses	2,998	5,909	7,657	12,527

Operating loss	(2,998)	(5,895)	(7,657)	(12,358)

Other non-operating income (expense):
Other income (expense)	27	81	68	224
Sublease income	—	189	232	279
Sale of patents	500	—	500	1,500
Change in fair value of derivative instruments
Related party	(205)	(618)	(154)	106
Other	(206)	(673)	(167)	96
Interest expense
Related party	(685)	(596)	(1,346)	(1,171)
Other	(137)	(131)	(273)	(261)

Total other non-operating income (expense)	(706)	(1,748)	(1,140)	773

Net loss	$(3,704)	$(7,643)	$(8,797)	$(11,585)

Net loss per share, basic and diluted	$(0.12)	$(0.25)	$(0.29)	$(0.38)
Weighted average shares outstanding, basic and diluted	30,341,078	30,336,928	30,341,078	30,336,928
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,797)	$(11,585)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	187	329
Amortization	120	120
Change in fair value of derivative instruments	321	(202)
Non-cash interest expense	1,619	1,432
Non-cash compensation expense	1,007	654
Gain on disposal of fixed assets	(822)	(135)

Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	160	(26)
Decrease (increase) in prepaid expenses and other current assets	(129)	422
Increase (decrease) in deferred revenue	133	10,369
Increase (decrease) in accounts payable and accrued expenses	1,042	38
Increase in other current liabilities	28	5
Increase (decrease) in deferred lease liability	(33)	8
Restructuring	(1,627)	—

Total adjustments	2,006	13,014

Net cash used in operating activities	(6,791)	1,429

Cash flows from investing activities:
Proceeds from sale and maturity of investments	—	5,516
Proceeds from sale of fixed assets	856	138
Capital expenditures and other	—	(70)

Net cash provided by investing activities	856	5,584

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(5,935)	7,013
Cash and cash equivalents, beginning of period	7,214	3,938

Cash and cash equivalents, end of period	$1,279	$10,951

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
1. Nature of Operations and Liquidity
Nature of Operations. Emisphere Technologies, Inc. (“Emisphere”, “our”, “us”, the “company” or “we”) is a biopharmaceutical company focused on a unique and improved delivery of therapeutic molecules or nutritional supplements using its Eligen® Technology. These therapeutic molecules or nutritional supplements could be currently available or under development.
     Our core business strategy is to develop oral forms of drugs or nutrients that are not currently available or have poor bioavailability in oral form, either alone or with corporate partners, by applying the Eligen® Technology to those drugs or nutrients. Typically, the drugs that we target have received regulatory approval, have demonstrated safety and efficacy, and are currently available on the market. Since inception, we have no product sales from these candidates.
Liquidity. As of June 30, 2009, we had approximately $1.5 million in cash and restricted cash, approximately $15.8 million in working capital deficiency, a stockholders’ deficit of approximately $44.8 million and an accumulated deficit of approximately $442.5 million. Our net loss and operating loss for the three months ended June 30, 2009 were approximately $3.7 million and $3.0 million, respectively and $8.8 million and $7.7 million, respectively for the six months ended June 30, 2009. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations only through approximately August 2009. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 contained a going concern explanatory paragraph. We are pursuing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.
     Our plan is to raise capital and to pursue product partnering opportunities. Subject to raising adequate capital, we expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Expenses will be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available when needed, or on favorable terms or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital will have a serious adverse affect on our business, financial condition and results of operations, and would force us to cease operations. Upon ceasing operations we would be unable to pay in full our liabilities, would be in default of our notes payable and would likely seek bankruptcy protection. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.
2. Basis of Presentation
     The condensed balance sheet at December 31, 2008 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008.

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
     As of June 30, 2009, shares available for future grants under the 2007 Plan and the 2002 Plan amounted to 1,936,779 and 109,644, respectively.
     The table below summarizes compensation expense from share-based payment awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Research and development	29	140	59	289

General and administrative[a]	741	175	949	365

Total stock compensation expense recognized	770	315	1008	654

a.	Total stock compensation expense recognized for the three and six months ended June 30, 2009 includes a $0.4 million adjustment in the Company’s estimate of costs to settle the arbitration with Dr. Goldberg. Please refer to Footnote 10 for more information on this subject.
     At June 30, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.5 million, which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the six months ended June 30, 2009 or 2008. No tax benefit was realized due to a continued pattern of operating losses.
     During the six months ended June 30, 2009, the Company granted options for 824,500 shares with a weighted average exercise price of $0.87. For the six months ended June 30, 2008, the Company granted options for 7,400 shares with a weighted average exercise price of $1.63.

4. Fixed Assets
     Tarrytown Facility. On December 8, 2008, as part of our efforts to improve operational efficiency we decided to close our research and development facilities in Tarrytown to reduce costs and improve operating efficiency. As of December 8, 2008 we terminated all research and development staff and ceased using approximately 85% of the facilities which resulted in a restructuring charge of approximately $3.8 million in the fourth quarter, 2008. As part of the restructuring charge, we wrote down the value of our leasehold improvements in Tarrytown by approximately $1.0 million (net); additionally, the useful life of leasehold improvements in portions of the facility that were still in use as of December 31, 2008 was recalculated, resulting in an accelerated charge to amortization expense of approximately $0.1 million during the three months ended March 31, 2009. During March 2009 we began selling our laboratory equipment in connection with closing laboratory facilities in Tarrytown. Consequently we recognized a gain on disposal of fixed assets of $779 thousand during the three months ended June 30, 2009 and $822 thousand for the six months ended June 30, 2009 and adjusted the net book value of equipment accordingly. The net book value of fixed assets held for sale was not material at June 30, 2009. Please refer to Footnote 10 for more information on this subject.
     Fixed Assets. Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	June 30,	December 31,
	in Years	2009	2008
		(in thousands)
Equipment	3-7	$6,041	$9,080
Leasehold improvements	Life of lease	77	3,013

		6,118	12,093
Less, accumulated depreciation and amortization		5,874	11,628

Equipment and leasehold improvements, net		$244	$465

5. Purchased Technology
     Purchased technology represents the value assigned to patents and the rights to utilize, sell or license certain technology in conjunction with our proprietary carrier technology. These assets are utilized in various research and development projects. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

	June 30,	December 31,
	2009	2008
	(in thousands)
Gross carrying amount	$4,533	$4,533
Less, accumulated amortization	3,337	3,217

Net book value	$1,196	$1,316

     Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2009 and in the remaining years through 2014.
6. Notes Payable
     Notes payable consist of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
MHR Convertible Notes	$19,521	$18,209
Novartis Note	12,283	12,011

	$31,804	$30,220

MHR Convertible Notes. The Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR Institutional Partners IIA L.P. (together with its affiliates, “MHR”) on substantially all of our assets. Interest is payable in the form of additional Convertible Notes issued monthly through March 31, 2007 and then semi-annually beginning June 30, 2008, rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. Further the Convertible

Notes provide MHR with the right to require redemption in the event of a change in control, as defined, prior to September 26, 2009. Such required redemption would be at 102% and 101% of the then outstanding principal and interest in the years through September 26, 2008 and 2009, respectively. The Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2010, into shares of our common stock at a price per share of $3.78. At June 30, 2009, the Convertible Notes were convertible into 5,664,381 shares of our common stock.
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
     The book value of the MHR Notes is comprised of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Face Value of the notes	$21,411	$20,270
Discount (related to the warrant purchase option)	(886)	(966)
Lender’s financing costs	(1,004)	(1,095)

	$19,521	$18,209

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
     The Convertible Notes provide for various events of default. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver from time to time, the latest being received August 7, 2009 and is in effect for a period greater than one year; as such the Convertible Notes have been classified as long-term.
     Novartis Note. The Novartis Note currently bears interest at a rate of 7%. We have the option to pay interest in cash on a current basis or accrue the periodic interest as an addition to the principal amount of the Novartis Note. We may convert the Novartis Note at any time prior to maturity into a number of shares of our common stock equal to the principal and accrued and unpaid interest to be converted divided by the then market price of our common stock, provided certain conditions are met. Those conditions include that the number of shares issued to Novartis does not exceed 19.9% of the total shares of our common stock outstanding at the time of such conversion. On June 30, 2009, a portion of the Novartis Note was convertible into 7,537,921 shares of our common stock and the balance of the Note would still be due and payable in cash.

7. Derivative Instruments
     Derivative instruments consist of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
March 2005 Equity financing warrants	$231	$31
MHR warrants	199	115
August 2007 Equity financing warrants	158	121

	$588	$267

     March 2005 Equity Financing Warrants. In connection with the March 2005 offering, Emisphere sold warrants to purchase 1.5 million shares of common stock to MHR and other unrelated investors. The warrants were originally issued with an exercise price of $4.00 and expire on March 31, 2010. The warrants provide for certain anti-dilution protection. Warrants to purchase up to 967,464 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. The anti-dilution feature of the warrants was triggered in connection with the August 2007 financing, resulting in an increase to the warrant shares of 4,838, as well as an adjustment to the exercise price. At June 30, 2009, there are outstanding warrants to purchase up to 1,354,838 shares of common stock. The adjusted exercise price for 967,464 of the warrants is $3.98 and for the 387,374 warrants held by MHR (“MHR 2005 Warrants”) is $3.76. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2009 are a closing stock price of $1.02, expected volatility of 146.87% over the remaining term of nine months and a risk-free rate of 0.56%. The fair value of the warrants increased by $0.22 million during the three months ended June 30, 2009 which has been recognized in the accompanying statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.
     MHR Warrants. In connection with the exercise in April 2006 of the MHR Purchase Option discussed in Note 6 above, the Company issued warrants for 617,211 shares to MHR for proceeds of $0.6 million. The MHR 2006 Warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The MHR 2006 Warrants have the same terms as the August 2007 equity financing warrants (see below), with no limit upon adjustments to the exercise price. The anti-dilution feature of the MHR 2006 Warrants was triggered in connection with the August 2007 equity financing, resulting in an adjusted exercise price of $3.76. Based on the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the MHR 2006 Warrants have been determined to be an embedded derivative instrument which must be separated from the host contract. The MHR 2006 Warrants contain the same potential cash settlement provisions as the August 2007 equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrants is estimated, at the end of each quarterly period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2009 are a closing stock price of $1.02, expected volatility of 109.07% over the remaining term of two years and three months and a risk-free rate of 1.11%. The fair value of the MHR warrants increased by $0.12 million during the three months ended June 30, 2009 which has been recognized in the accompanying statements of operations. The MHR warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 6 for a further discussion of the MHR Note.
     August 2007 Equity Financing Warrants. In connection with the August 2007 offering, Emisphere sold warrants to purchase up to 400,000 shares of common stock. Of these 400,000 warrants, 91,073 were sold to MHR. Each of the warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The warrants provide for certain anti-dilution protection as provided therein. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The warrants were accounted for with an initial value of $1.0 million on August 22, 2007. The assumptions used in computing the fair value as of June 30, 2009 are a closing stock price of $1.02, expected volatility of 102.66% over the remaining term of three years and two months and a risk-free rate of 1.64%. The fair value of the warrants increased by $0.07 million during the three months ended June 30, 2009 and the fluctuations have been recorded in the statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.
8. Net loss per share
     The following table sets forth the information needed to compute basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands except per share		(in thousands except per share
	data)		data)
Basic and Diluted net loss	$(3,704)	$(7,643)	$(8,797)	$(11,585)
Basic and Diluted weighted average common shares outstanding	30,341,078	30,336,928	30,341,078	30,336,928

Basic and Diluted net loss per share	$(0.12)	$(0.25)	$(0.29)	$(0.38)
     For the three and six months ended June 30, 2009 and 2008, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	At June 30,
	2009	2008
Options to purchase common shares [a]	3,962,139	2,753,600
Outstanding warrants	2,972,049	2,972,049
Novartis convertible note payable	7,537,921	5,546,331
MHR note payable	5,664,381	5,076,889

	20,136,490	16,348,869

a.  Options to purchase common shares for the three months ended June 30, 2009 includes options to purchase 1,060,000 shares with a weighted average exercise price of $26.79 previously granted to Dr. Goldberg. On July 7, 2009, the Company received an interim decision and award in the arbitration brought by Dr. Goldberg against the Company which found that Dr. Goldberg’s termination in 2007 was not for cause under the terms of his employment agreement and dismissed the Company’s counterclaims and affirmative defenses. The arbitrator’s interim ruling reserved decision on remedies pending further briefing and continued the proceedings. The Company is analyzing the ruling and considering its options. It is the Company’s current intention to continue to vigorously defend its position. Without including options previously granted to Dr. Goldberg, outstanding options to purchase common shares would be 2,902,139 and the total potential common shares that have been excluded from diluted loss per share, because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive, would have been 19,076,490.
9. Comprehensive Income and Loss
     Our comprehensive income and loss was comprised of net income or loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss was $3.7 million and $7.6 million for the three months and $8.8 million and $11.6 million for the six months ended June 30, 2009 and June 30, 2008, respectively.

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
Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. In these agreements, we generally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2009.
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
     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment agreement provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty-four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provided that in the event he is terminated with cause, he will receive no additional compensation. During the year ended December 31, 2007, the Company accrued the estimated costs to settle this matter. On July 7, 2009, the Company received an interim decision and award in the arbitration brought by Dr. Goldberg against the Company which found that Dr. Goldberg’s termination in 2007 was not for cause under the terms of his employment agreement and dismissed the Company’s counterclaims and affirmative defenses. The arbitrator’s interim ruling reserved decision on remedies pending further briefing and continued the proceedings. The Company is analyzing the ruling and considering its options. It is the Company’s current intention to continue to vigorously defend its position; however, based on the interim ruling, the Company adjusted its estimate of cost to settle this matter by adding $414 thousand non-cash compensation expense. It is impossible to predict with certainty the ultimate impact the resolution of this matter will have on our financial statements. It is possible that additional costs could be incurred to resolve the matter and such costs could be material. The ultimate resolution could have a material adverse impact on our financial statements.
     On August 18, 2008, the Company filed a complaint in the United States District Court for the District of New Jersey against Laura A. Kragie and Kragie BioMedWorks, Inc. seeking a declaratory judgment affirming Emisphere’s sole rights to its proprietary technology for the oral administration of Vitamin B12, as set forth in several Emisphere United States provisional patent applications. The complaint includes a claim under the Lanham Act arising from statements made by defendants on their web site. Laura A. Kragie, M.D., is a former consultant for Emisphere who later was employed by Emisphere. On February 13, 2009, the defendants filed an answer, affirmative defenses and counterclaims, adding as counterclaim defendants current or former Emisphere executives or employees, including Michael V. Novinski. The countersuit against Emisphere alleges breach of contract, fraudulent inducement, trademark infringement, false advertising, and other claims. Emisphere believes that the counterclaims are without merit, and will litigate all claims vigorously. At the current time, we are unable to estimate the ultimate loss, if any, that may result from the resolution of this matter.
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

     During the six months ended June 30, 2009, we made approximately $170 thousand in net rental payments (calculated at net present value) on the Tarrytown property and made termination payments of approximately $104 thousand which represented employee severance and benefits charges. The restructuring liability was reduced by these amounts.
     On April 29, 2009, the Company entered into a Lease Termination Agreement with BMR pursuant to which the Company and BMR terminated the lease of space at 765 and 777 Old Saw Mill River Road in Tarrytown, New York. The Company had previously announced its decision to close its research and development facility located on the Lease Premises in an effort to improve operational efficiency and to strengthen its financial foundation. Pursuant to the Agreement, the Lease was terminated effective as of April 1, 2009. The Agreement provides that Company shall make the following payments to BMR: (a) One Million Dollars, payable upon execution of the Agreement, (b) Five Hundred Thousand Dollars, payable six months after the execution date of the Agreement, and (c) Seven Hundred Fifty Thousand Dollars, payable twelve months after the execution date of the Agreement. Consequently, the restructuring liability was adjusted to reflect the terms of the Lease Termination Agreement, resulting in a $353 thousand reduction in the liability and restructuring costs. Adjustments to the restructuring liability and restructuring costs result in an improvement in the net loss and net loss per share of $0.35 million and $0.01 respectively for the six months ended June 30, 2009.
Adjustments to the restructuring liability are as follows ($ thousands):

	Liability at	Cash	Adjustments to	Liability at
	December 31, 2008	Payments	the Liability	June 30, 2009
Lease restructuring expense	$2,772	$(1,170)	$(353)	$1,249
Employee severance and related costs	108	(104)	—	4

	2,880	(1,274)	(353)	1,253
11. Income Taxes
     The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008 and June 30, 2009, the Company had no accruals for interest or penalties related to income tax matters. For the three months ended June 30, 2009 and 2008, the effective income tax rate was 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 35% is attributable to state tax benefits and tax credits offset by changes in the deferred tax valuation allowance.
12. New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, The FASB Accounting Standards Collection ™ and the Hierarchy of Generally Accepted Accounting Principles. When effective, the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user friendly online research system. The Codification will be effective for interim and annual periods ending after September 15, 2009. The Company will be required to report using the Codification commencing with the quarter ended September 30, 2009. Management does not anticipate that reporting under the Codification will have a material impact on the Company’s financial statements.
     In May 2009 FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS 165 during the period ended June 30, 2009 did not have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require entities to provide disclosures about fair value of financial instruments in interim financial information.

This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company adopted FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009 and there was no material impact on the Company’s financial statements.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit loses; and requires entities to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, entities are required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The Company adopted FSP FAS 115-1 and 124-2 in the quarter ended June 30, 2009 and there no material impact on the Company’s financial statements.
     In April 2009 the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted FSP FAS 157-4 for the quarter ended June 30, 2009 and there was no material impact on the Company’s financial statements.
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
14. Fair Value
     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 ($ thousands):

	Level 2
	June 30,	December 31,
	2009	2008

Derivative instruments	$588	$267

Total	588	267

     The derivative instruments were valued using the market approach which is considered Level 2 because it uses inputs other than quoted prices in active markets that are either directly or indirectly observable. Accordingly, the derivatives were valued using the Black-Scholes model.
     Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.
     The estimated fair value of the Company’s loans payable (including current portion) at June 30, 2009 was $31.8 million as compared to $30.2 million at December 31, 2008, which are the carrying value of these instruments.
15. Sale of Patents
     On February 8, 2008, the Company sold to MannKind Corporation (“Mannkind”) certain patents and a patent application relating to diketopiperazine technology for a total purchase price of $2.5 million. An initial payment of $1.5 million was received in February 2008 and recognized as other income. On May 21, 2009, an additional $500,000 was received by the Company and recognized as other income. The remaining $500,000 is due to be paid to Emisphere no later than October 5, 2010 and will be recognized as other income when payment becomes reasonably assured.
16. Subsequent Events
     The Company has evaluated subsequent events through August 10, 2009, the date on which financial statements were issued, and, except for the matter discussed in Note 10, has determined that there are no subsequent events that require adjustments to the financial statements for the quarter ended June 30, 2009.

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
     The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities. During the second quarter 2009, we continued to develop our product pipeline utilizing the Eligen® Technology with prescription and nonprescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation.

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
     Our product pipeline includes prescription and nutritional supplements candidates. On the prescription side, our licensees include Novartis Pharma AG (“Novartis”), which is using our drug delivery technology in combination with salmon calcitonin, parathyroid hormone, and human growth hormone. Their most advanced program is testing an oral formulation of calcitonin to treat osteoarthritis and osteoporosis. Novartis is conducting two Phase III clinical studies for osteoarthritis and one Phase III clinical study for osteoporosis. During the third quarter 2008 Novartis completed enrollment for the first trial for osteoarthritis; a multi-center Phase III study exploring the safety and efficacy of an oral formulation of salmon calcitonin using Emisphere’s proprietary Eligen® Technology to treat patients with osteoarthritis of the knee. This study, which will be used to support the filing with health authorities worldwide, includes more than 1,100 patients between the ages of 51 and 80 years old with a medical history and symptoms of knee osteoarthritis. This study will be conducted mainly in Europe and is estimated to be completed during the second half 2010. In June 2009 Emisphere announced that Novartis Pharma AG and Nordic Bioscience had completed recruitment for a second multi-center Phase III study exploring the safety and efficacy of an oral formulation of salmon calcitonin using Emisphere’s proprietary Eligen® Technology to treat patients with osteoarthritis of the knee. This study, which is intended to be used to support a regulatory filing in the U.S., includes more than 900 patients between the ages of 51 and 80 with a medical history and symptoms of knee osteoarthritis. The two year study is being conducted in Europe, the U.S., as well as other countries.
     Novartis is also conducting a Phase III trial for osteoporosis. This Phase III trial is a multi-center study exploring the safety and efficacy of oral Eligen® salmon calcitonin to treat vertebral fractures in postmenopausal women aged 60-80 with osteoporosis. The last of 4,500+ patients were recruited for the osteoporosis study in the final week of June 2008, and the three-year study will be conducted in North and South America, Europe and Asia. Now that these Phase III studies are fully enrolled, over 5,500 clinical study patients will be using the Eligen® Technology in 2009.
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

     Novartis is also conducting a Phase I study in postmenopausal women to determine the safety and tolerability of oral PTH134, a combination of human PTH-1-34 and Emisphere’s delivery agent 5-CNAC, for the treatment of postmenopausal osteoporosis. The study is designed to assess the bioavailability profile of increasing doses of PTH- 1-34 combined with different amounts of 5-CNAC administered orally. The trial is being conducted in Switzerland and is estimated to yield first interpretable results by the end of the year.
     Research using the Eligen® Technology and GLP-1, a potential treatment for Type 2 diabetes is being conducted by Novo Nordisk A/S (“Novo Nordisk”) and by Dr. Christoph Beglinger, M.D., an independent medical researcher at University Hospital in Basel, Switzerland. We had previously conducted extensive tests on oral insulin for Type 1 diabetes and concluded that a more productive pathway is to move forward with GLP-1 and its analogs, an oral form of which might be used to treat Type 2 diabetes and related conditions. Consequently, on June 21, 2008 we entered into an exclusive Development and License Agreement with Novo Nordisk focused on the development of oral formulations of Novo Nordisk’s proprietary GLP-1 receptor agonists. Novo Nordisk’s development efforts are in the early preclinical stage. Additionally, a second early stage human study of an oral formulation that combines PYY and native GLP-1 with Emisphere’s proprietary delivery agent known as SNAC was conducted at University Hospital by Professor Beglinger. The study demonstrated the oral delivery of the GLP-1 peptide was safe and effective and that the oral formulation of GLP-1 stimulated an early increase in fasting insulin and a decrease in fasting glucose as compared to placebo.
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

     The Company also continues to focus on improving operational efficiency. On December 8, 2008 we announced plans to strengthen our financial foundation while maintaining our focus on advancing and commercializing the Eligen® Technology. By closing our research and development facility in Tarrytown, New York and utilizing independent contractors to conduct essential research and development, we have reduced our annual operating costs by approximately 55% from 2008 levels. Annual cash expenditures were reduced by approximately $11 million and the resulting cash burn rate to support continuing operations is approximately $8 million per year. Additionally, we expect to accelerate the commercialization of the Eligen® Technology in a cost effective way and to gain operational efficiencies by tapping into more advanced scientific processes independent contractors can provide.
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
     The Agreement provides that the Company shall make the following payments to BMR: (a) $1 million, payable upon execution of the Agreement, (b) $0.5 million, payable six months after the execution date of the Agreement, and (c) $0.75 million, payable twelve months after the execution date of the Agreement. By terminating its Tarrytown lease, the Company’s monthly cash burn rate is reduced by approximately $0.3 million immediately. In addition, a total of approximately $14 million in future lease payments were eliminated. Through this lease termination agreement the Company realized a critical milestone in its cost control plan, which will help meet its cash burn target of between $7 million and $8 million per year.
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
     During May 2009 the Company announced data from a clinical study designed to assess the effect of oral administration of two peptides, GLP-1 and PYY3-36, utilizing Emisphere’s Eligen® Technology on appetite suppression. The study was conducted at the University Hospital in Basel, Switzerland by Professor Christoph Beglinger, of the Clinical Research Center, Department of Biomedicine Division of Gastroenterology, and Department of Clinical Pharmacology and Toxicology at the hospital. The randomized, double-blind, placebo-controlled trial was conducted in 16 normal weight males between the ages of 18 and 40. The study was designed to investigate the effects of orally administered GLP-1 and PYY3-36 formulated with Emisphere’s Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (“SNAC”) carrier and their potential effect in the control of food intake and satiety. Prior studies have shown the ability of both peptides to reduce appetite and food consumption in healthy subjects and in patients with obesity. The study concluded that these orally administered peptides, when delivered with Emisphere’s SNAC carrier, were rapidly absorbed from the gastrointestinal tract, leading to concentrations several times higher than endogenous hormone levels achieved after a standard test meal. Specifically, results showed that oral GLP-1 (2 mg tablet) alone and the combination of oral GLP-1 (2 mg tablet) plus PYY3-36 (1 mg tablet) induced a significant reduction in calorie intake although there was no synergistic effect when the two peptides were used in combination. Oral PYY3-36 at a 1 mg dose by itself, did not significantly reduce calorie intake. Oral GLP-1 (2 mg tablet) and oral PYY3-36 (1 mg tablet) were both shown to induce a rapid increase in plasma GLP-1 concentrations and plasma PYY concentrations, respectively. This new data represents further evidence of the ability of the Eligen® Technology, and the SNAC carrier, to enhance oral absorption of peptides which normally exhibit low oral bioavailability. In this case, GLP-1 alone, and the combination of the two peptides together, were able to cross the gastrointestinal tract into the bloodstream in high enough concentrations to significantly affect appetite.

     On May 1, 2009, the Company was informed by an independent expert panel of scientists that its SNAC carrier has been provisionally designated as Generally Recognized as Safe (“GRAS”) for its intended application in combination with nutrients added to food and dietary supplements. Following a comprehensive evaluation of research and toxicology data, Emisphere’s SNAC was found to be safe at a dosage up to 250 mg per day when used in combination with nutrients to improve their dietary availability.
     On May 19, 2009, Franklin M. Berger was appointed to the Company’s Board of Directors.
     During June 2009 the Company entered into a research agreement with Syracuse University to combine Emisphere’s proprietary Eligen® oral drug delivery technology with a new oral drug delivery system developed in the laboratory of Robert Doyle, Assistant Professor of Chemistry in Syracuse University’s College of Arts and Sciences. The experiments will test whether the combination of Eligen® and Doyle’s oral drug delivery technology will enhance the absorption of an appetite-suppressing hormone. Dr. Doyle and his colleagues have successfully developed innovative methods for the oral delivery of both proteins and peptides using novel methods. There may be significant potential for innovation in this partnership and an opportunity for further expansion for the use of the Eligen® Technology in the drug delivery arena. Researchers in Doyle’s lab are trying to find a way to create an appetite-suppressing drug using PYY that can be taken orally rather than by injection. PYY is a hormone that is released by the cells lining the small intestine after people eat, which signals feelings of “fullness.” Recent research has shown that the higher the level of PYY in the bloodstream, the greater the feeling of fullness. The Eligen® Technology platform has shown great promise for improving the body’s ability to absorb both small and large molecule drugs. Dr. Doyle and his colleagues at Syracuse University are interested in assessing its ability to overcome the limited natural absorption of their vitamin based carrier to achieve significant advancements in oral protein/peptide delivery.
          On July 28, 2009 the Company announced that, concurrent with the publication of two papers in the July/August issue of the peer reviewed journal, International Journal of Toxicology, which describes the toxicology of its SNAC carrier, SNAC has achieved GRAS status for its intended use in combination with nutrients added to food and dietary supplements. The publication of two papers in the International Journal of Toxicology was the final, necessary step in the process of obtaining GRAS status for its SNAC carrier. Now that SNAC has achieved GRAS status, it is exempt from pre-market approval for its intended use in combination with nutrients added to food and dietary supplements. This opens the way for the potential commercialization of the Eligen® Technology with other substances such as vitamins. The Company expects that the first of these products will be its oral Eligen® Vitamin B12 product.
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
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008:

	Three Months Ended
		June 30,
	2009	2008	Change
	(in thousands)
Revenue	$—	$14	$(14)
Operating expenses	$2,998	$5,909	$(2,911)
Operating loss	$(2,998)	$(5,895)	$(2,897)
Other income (expense)	$(706)	$(1,748)	$(1,042)
Net loss	$(3,704)	$(7,643)	$(3,939)
Revenue decreased $0.01 million for the three months ended June 30, 2009 compared to the same period last year because receipts from partnerships are classified as deferred revenue because all revenue recognition criteria have not yet been met.

Operating expenses decreased $2.9 million or 49% for the three months ended June 30, 2009 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(918)
Increase in professional fees	27
Decrease in occupancy costs	(802)
Decrease in clinical costs	(141)
Decrease in depreciation and amortization	(127)
Decrease in other costs	(950)

$(2,911)

     Human resource costs declined 34% commensurate with the December 2008 reduction in headcount. Without the $0.4 million non-cash compensation expense adjustment in the Company’s estimate of costs to settle the arbitration with Dr. Goldberg; human resource costs would have declined 49%.
     Professional fees increased 2% primarily due to increases in legal fees.
     Occupancy costs decreased 90% primarily due to the closure of our laboratory facilities in Tarrytown, NY in December 2008.
     Clinical costs decreased 30% due to reprioritization of clinical testing programs and outside lab fees related to oral formulations of the PYY and GLP-1 combination and B12.
     Depreciation and amortization costs decreased 57% due to the sale of laboratory equipment and the write off of certain leasehold improvements in connection with the above referenced closure of the Tarrytown facility.
     Other costs decreased 230% due primarily to a $0.78 million gain on the sale of laboratory equipment. Without these sales, other costs would have decreased 41% due to the reduction in headcount and closure of Tarrytown facility
     Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	June 30,
	2009	2008

Human resource costs, including benefits	61%	46%
Professional fees for legal, intellectual property, accounting and consulting	40%	20%
Occupancy for our laboratory and operating space	3%	15%
Clinical costs	11%	8%
Depreciation and amortization	3%	4%
Other	-18%	7%
Other expense decreased $1.0 million for the three months ended June 30, 2009 in comparison to the same period last year primarily due to a $0.9 million decrease in the change in fair value of derivative instruments due to relative changes in stock price and the receipt of $0.5 million installment payment for the sale of patent to MannKind partially offset by approximately $0.1 million increase in interest expense and approximately $0.2 million decrease in sublease income.
As a result of the above factors, we had a net loss of $3.7 million for the three months ended June 30, 2009, compared to a net loss of $7.6 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008:

		Six Months Ended
		June 30,
	2009	2008	Change
		(in thousands)
Revenue	$—	$169	$(169)
Operating expenses	$7,657	$12,527	$(4,870)
Operating loss	$(7,657)	$(12,358)	$(4,701)
Other income (expense)	$(1,140)	$773	$(1,913)
Net loss	$(8,797)	$(11,585)	$(2,788)
Revenue decreased $0.17 million for the six months ended June 30, 2009 compared to the same period last year because receipts from partnerships are classified as deferred revenue because all revenue recognition criteria have not yet been met.
Operating expenses decreased $4.9 million or 39% for the six months ended June 30, 2009 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(2,632)
Increase in professional fees	427
Decrease in occupancy costs	(1,133)
Increase in clinical costs	282
Decrease in depreciation and amortization	$(142)
Decrease in other costs	(1,672)

$(4,870)

     Human resource costs declined 46% commensurate with the December 2008 reduction in headcount. Without the $0.4 million non-cash compensation expense adjustment in the Company’s estimate of costs to settle the arbitration with Dr. Goldberg; human resource costs would have declined 53%.
     Professional fees increased 17% primarily due to increases in legal fees.
     Occupancy costs decreased 53% due to the closure of our laboratory facilities in Tarrytown, NY in December 2008.
     Clinical costs increased 45% due to clinical testing programs and outside lab fees related to oral formulations of the PYY and GLP-1 combination and B12.
     Depreciation and amortization costs decreased 32% due to the sale of laboratory equipment and the write off of certain leasehold improvements in connection with the above referenced closure of the Tarrytown facility.
     Other costs decreased 167% due primarily to a net $0.82 million gain on the sale of laboratory equipment for the six months ended June 30, 2009 versus June 30, 2008. Without these sales, other costs would have decreased 85% due to the reduction in headcount and closure of Tarrytown facility
     Our principal operating costs include the following items as a percentage of total operating expenses:

	Six Months Ended
	June 30,
	2009	2008

Human resource costs, including benefits	41%	46%
Professional fees for legal, intellectual property, accounting and consulting	39%	21%
Occupancy for our laboratory and operating space	13%	17%
Clinical costs	12%	5%
Depreciation and amortization	4%	4%
Other	-9%	8%

Other income decreased $1.9 million for the six months ended June 30, 2009 in comparison to the same period last year primarily due to a $1.0 million decrease in sale of patent to Mannkind ($1.5M in 2008 vs. $0.5M in 2009), a $0.5 million increase in the change in fair value of derivatives due to relative changes in stock price, a $0.2 million decrease in investment income, and a $0.2 million increase in interest expense.
As a result of the above factors, we had a net loss of $8.8 million for the six months ended June 30, 2009, compared to a net loss of $11.6 million for the six months ended June 30, 2008.

Liquidity and Capital Resources
     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2009, our accumulated deficit was approximately $442.5 million and our stockholders deficit was approximately $44.8 million. Our net loss and operating loss was $3.7 million and $3.0 million, respectively for the three months ended June 30, 2009 compared to net loss and net operating loss of $7.6 million and $5.9 million respectively for the three months ended June 30, 2008. Our net loss and net operating loss for the six months ended June 30, 2009 were $8.8 million and $7.7 million respectively compared to $11.6 million and $12.4 million net loss and net operating loss for the six months ended June 30, 2008, respectively.
     We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of June 30, 2009 total cash was $1.5 million including restricted cash of $0.26 million. The change in cash relates to the net loss offset by changes in accounts payable and non-cash items. We anticipate that our existing capital resources, without implementing additional cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners or our products, will enable us to continue operations through approximately August 2009. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 included a going concern explanatory paragraph.
     Our business will require substantial additional investment that has not yet been secured. While our plan is to raise capital and to pursue partnering opportunities, we cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. Subject to raising adequate capital, we expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital and/or result in further dilution. Our failure to raise capital will have a serious adverse affect on our business, financial condition and results of operations, and would force us to cease operations. Upon ceasing operations we would be unable to pay in full our liabilities, would be in default of our notes payable and would likely seek bankruptcy protection.
     However, we have implemented aggressive cost control initiatives and management processes to extend our cash runway. By terminating its Tarrytown lease and implementing an outsourcing strategy where appropriate, the Company achieved its cash burn target of between $7 million and $8 million per year to support continuing operations. Management believes there are reasonable financing alternatives potentially available to it that will enable it to meet its near term operating cash requirements.
Off-Balance Sheet Arrangements
     As of June 30, 2009, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three months ended June 30, 2009.
Critical Accounting Estimates
     Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 and Form 10-K/A filed with the SEC on April 30, 2009, for detailed explanations of its critical accounting estimates which have not changed significantly during the period ended June 30, 2009.

New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, The FASB Accounting Standards Collection ™ and the Hierarchy of Generally Accepted Accounting Principles. When effective, the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user friendly online research system. The Codification will be effective for interim and annual periods ending after September 15, 2009. The Company will be required to report using the Codification commencing with the quarter ended September 30, 2009. Management does not anticipate that reporting under the Codification will have a material impact on the Company’s financial statements.
     In May 2009 FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS 165 during the period ended June 30, 2009 did not have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require entities to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company adopted FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009 and there was no material impact on the Company’s financial statements.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit loses; and requires entities to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, entities are required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The Company adopted FSP FAS 115-1 and 124-2 in the quarter ended June 30, 2009 and there no material impact on the Company’s financial statements.
     In April 2009 the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted FSP FAS 157-4 for the quarter ended June 30, 2009 and there was no material impact on the Company’s financial statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Fair Value of Warrants and Derivative Liabilities. At June 30, 2009, the estimated fair value of derivative instruments was $0.6 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

derivatives
(in thousands)
25% increase in stock price	$277
50% increase in stock price	586
5% increase in assumed volatility	55

25% decrease in stock price	(236)
50% decrease in stock price	(423)
5% decrease in assumed volatility	(55)

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
PART II
ITEM 1. LEGAL PROCEEDINGS
     In April 2005, the Company entered into an employment contract with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. Dr. Goldberg’s employment agreement provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty-four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provided that in the event he is terminated with cause, he will receive no additional compensation. During the year ended December 31, 2007, the Company accrued the estimated costs to settle this matter. On July 7, 2009, the Company received an interim decision and award in the arbitration brought by Dr. Goldberg against the Company which found that Dr. Goldberg’s termination in 2007 was not for cause under the terms of his employment agreement and dismissed the Company’s counterclaims and affirmative defenses. The arbitrator’s interim ruling reserved decision on remedies pending further briefing and continued the proceedings. The Company is analyzing the ruling and considering its options. It is the Company’s current intention to continue to vigorously defend its position; however, based on the interim ruling, the Company adjusted its estimate of cost to settle this matter by adding $414 thousand non-cash compensation expense. It is impossible to predict with certainty the ultimate impact the resolution of this matter will have on our financial statements. It is possible that additional costs could be incurred to resolve the matter and such costs could be material. The ultimate resolution could have a material adverse impact on our financial statements.

     On August 18, 2008, the Company filed a complaint in the United States District Court for the District of New Jersey against Laura A. Kragie and Kragie BioMedWorks, Inc. seeking a declaratory judgment affirming Emisphere’s sole rights to its proprietary technology for the oral administration of Vitamin B12, as set forth in several Emisphere United States provisional patent applications. The complaint also includes a claim under the Lanham Act arising from statements made by defendants on their web site. Laura A. Kragie, M.D., is a former consultant for Emisphere who later was employed by Emisphere. On February 13, 2009, the defendants filed an answer, affirmative defenses and counterclaims, adding as counterclaim defendants current or former Emisphere executives or employees, including Michael V. Novinski. The countersuit against Emisphere alleges breach of contract, fraudulent inducement, trademark infringement, false advertising, and other claims. Emisphere believes that the counterclaims are without merit and will litigate all claims vigorously. At the current time, we are unable to estimate the ultimate loss, if any, that may result from the resolution of this matter.
ITEM 1A. RISK FACTORS
     The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are discussed from time to time in our filings with the SEC. In addition to the other information set forth in this report, you should carefully consider the following risk factors, which are further discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. The Risk Factors included in the Form 10-K, Form 10-K/A and Form 10-Q from the first quarter 2009 have not materially changed, other than as provided below.
Financial Risks
•	We have a history of operating losses and we may never achieve profitability.

•	We have limited liquidity and, as a result, may not be able to meet our operating and debt service requirement including our obligations under our senior secured loan.

We believe that our existing cash resources will be sufficient to meet our projected operating and debt service obligations through August 2009 but will not be sufficient to meet our obligations thereafter, including but not limited to, our obligations to make (1) interest and principal payments under our convertible promissory note held by Novartis, that matures on December 1, 2009 (See “Risk Factors — We may not be able to make the payments we owe to Novartis Pharma AG”), (2) interest and principal payments under our convertible promissory note held by MHR (See “Risk Factors — We may not be able to meet the covenants detailed in the Convertible Notes with MHR Institutional Partners IIA LP, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy”), and (3) payments, including payment of related expenses, we may have to make to our former CEO (See “Risk Factors — A decision against us in the arbitration brought by our former CEO would be detrimental to our business”). If we default on the payment of the interest and principal on our indebtedness, Novartis or MHR may seek to exercise their rights and remedies to obtain payment under the notes. Such actions on their part could force us to file a bankruptcy case or have an involuntary bankruptcy case filed against us or otherwise liquidate our assets. Any of these events would materially and adversely affect our business, financial condition and results of operations. Furthermore, in the event of our bankruptcy or liquidation, holders of common stock would not be entitled to receive any cash or other property or assets until holders of our debt securities and other creditors have been paid in full.

•	We will need to raise capital soon and we may not be able to do so.

As discussed above, we believe that our existing cash resources will be sufficient to meet our projected operating and debt service obligations through August 2009, but prior to or after that time we will need to raise capital in order to meet our obligations. There is no guarantee that we will be able to raise capital on favorable terms or at all, and we may be forced to cease operations at that time.

While our plan is to raise capital and to pursue product partnering opportunities, we cannot be sure how much we will need to spend in order to develop, market, and manufacture new products and technologies in the future. Subject to raising adequate capital, we expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing or to secure funds from new or existing partners. We cannot assure you that financing will be available when needed, or on favorable terms or at all. The current economic environment combined with a number of other factors pose additional challenges to the Company in securing adequate financing under acceptable terms. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase the costs to raise capital. Our failure to raise capital will have a serious adverse affect on our business, financial condition and results of operations, and would force us to cease operations. Upon ceasing operations we would be unable to pay in full our liabilities, would be in default of our notes payable and would likely seek bankruptcy protection.

As a result of the circumstances described, no assurances can be given that we will be successful in raising the capital we will need now or in the future, to continue our business.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 contained a going concern explanatory paragraph.

•	We may not be able to meet the covenants detailed in the Convertible Notes with MHR Institutional Partners IIA LP, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy.

•	We may not be able to make the payments we owe to Novartis Pharma AG.

•	A decision against us in the arbitration brought by our former CEO would be detrimental to our business.

On July 7, 2009, we received an interim decision and award in an arbitration brought by our former CEO Michael Goldberg, M.D. against the Company which found that Dr. Goldberg’s termination in 2007 was not for cause under the terms of his employment agreement and dismissed the Company’s counterclaims and affirmative defenses. Dr. Goldberg brought such arbitration on March 22, 2007, asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. The arbitrator’s interim ruling reserved decision on remedies pending further briefing and continued the proceedings. If such interim ruling is upheld as final, we will be required to pay the amount determined in such final ruling. Depending on the size of the amount, we may be required to seek additional funding in order to continue to develop fully any new products or technologies. As discussed above, we cannot assure you that financing will be available when needed, or on favorable terms or at all.
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
     For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report for 2008 on Form 10-K as filed with the SEC on March 16, 2009, Form 10-K/A as filed with the SEC on April 30, 2009 and our Form 10-Q as filed with the SEC on May 7, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on June 24, 2009. The matter voted upon at the meeting was the election of two directors. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker nonvotes are as follows:

	Votes For	Votes Withheld
Election of Directors:
Mr. Franklin M. Berger	25,558,809	1,756,394
Mr. John D. Harkey, Jr.	24,458,845	1,856,358

          The terms of office for the following directors continued after our Annual Meeting: Mr. Kenneth I. Moch, Mr. Michael V. Novinski, Dr. Mark H. Rachesky and Dr. Michael Weiser.
ITEM 5. OTHER EVENTS
     On June 9, 2009, the Company’s securities were suspended from trading on the NASDAQ Capital Market and were subsequently delisted from the NASDAQ Capital Market on July 2, 2009. The delisting resulted from the Company’s non-compliance with the minimum market value of listed securities requirement for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 4310(c)(3)(B). The Company’s securities began trading on the Over-the-Counter Bulletin Board (the “OTCBB”), an electronic quotation service maintained by the Financial Industry Regulatory Authority, effective with the open of business on June 9, 2009. The Company’s trading symbol remains EMIS. However, it is the Company’s understanding that, for certain quote publication websites, investors may be required to key EMIS.OB to obtain quotes.
     On July 28, 2009 the Company announced that, concurrent with the publication of two papers in the July/August issue of the peer reviewed journal, International Journal of Toxicology, which describes the toxicology of its Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (“SNAC”) carrier, SNAC has achieved GRAS status for its intended use in combination with nutrients added to food and dietary supplements. The publication of two papers in the International Journal of Toxicology was the final, necessary step in the process of obtaining GRAS status for its SNAC carrier. Now that SNAC has achieved GRAS status, it is exempt from pre-market approval for its intended use in combination with nutrients added to food and dietary supplements. This opens the way for the potential commercialization of the Eligen® Technology with other substances such as vitamins. The Company expects that the first of these products will be its oral Eligen® Vitamin B12 product.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

3.2(a)	By-Laws of Emisphere Technologies, Inc. as amended December 7, 1998 and September 26, 2005 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, and the Current Report on Form 8-K filed September 30, 2005).

3.2(b)	Amendment to the By-Laws, as amended, of Emisphere Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K filed September 14, 2008).

10.1	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2007 Stock Award and Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed May 21, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.
Date: August 10, 2009	/s/ Michael V. Novinski
Michael V. Novinski
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

3.2(a)	By-Laws of Emisphere Technologies, Inc. as amended December 7, 1998 and September 26, 2005 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, and the Current Report on Form 8-K filed September 30, 2005).

3.2(b)	Amendment to the By-Laws, as amended, of Emisphere Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K filed September 14, 2008).

10.1	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2007 Stock Award and Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed May 21, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).