Form 10-Q/A
period 2009-03-31
EMISPHERE TECHNOLOGIES INC
filed 2009-10-21
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     This Form 10-Q/A (the “Amendment”) is being filed by Emisphere Technologies, Inc. (the “Company”) and amends the Company’s unaudited financial statements for the quarter ended March 31, 2009. This Form 10-Q/A replaces in its entirety the Form 10-Q that was filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2009 (the “Original Filing”) and reflects certain adjustments made in connection with the Company’s adoption of EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). Specifically, we determined that EITF 07-5 should have been adopted effective January 1, 2009 with regard to the conversion feature in our MHR convertible note and certain warrants issued in 2005. As a result, our financial statements included in the original filing for the quarter ended March 31, 2009 did not reflect the fair value of 600,000 warrants as a derivative liability and the bifurcation of the conversion feature embedded in the MHR convertible note as a derivative liability. This resulted in an understatement of total current liabilities of $0.3 million and an overstatement of total liabilities of $5.7 million as of March 31, 2009. For the three months ended March 31, 2009, we understated the benefit from the change in the fair value of the warrant liability by $58 thousand and understated net loss by $324 thousand which included the effects of the accretion of debt discount associated with the embedded conversion feature in the MHR Convertible Note in the amount of $382 thousand. The application of EITF 07-4 has no impact on the Company’s cash position, its cash flows or its future cash requirements.
     This Form 10-Q/A has revised Item 1 “Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3 “Quantitative and Qualitative Disclosures about Market Risk,” Item 4 “Controls and Procedures,” and Part 2, Item 1(a) “Risk Factors.”
     In connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-Q/A certain currently dated certifications.
     No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

EMISPHERE TECHNOLOGIES, INC.
     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I
ITEM 1. FINANCIAL STATEMENTS
EMISPHERE TECHNOLOGIES INC.
BALANCE SHEETS
March 31, 2009 and December 31, 2008
(in thousands, except share and per share data)

	March 31,
	2009
	(unaudited)	December 31,
	(RESTATED)	2008

Assets:
Current assets:
Cash and cash equivalents	$3,951	$7,214
Accounts receivable, net of allowance of $9 in March 2009 and December 2008	15	232
Prepaid expenses and other current assets	300	273

Total current assets	4,266	7,719
Equipment and leasehold improvements, net	312	465
Purchased technology, net	1,256	1,316
Restricted cash	255	255
Other assets	404	421

Total assets	$6,493	$10,176

Liabilities and Stockholders’ Deficit:
Current liabilities:
Notes payable, including accrued interest and net of related discount	$12,146	$12,011
Accounts payable and accrued expenses	3,288	2,361
Deferred revenue, current	110	87
Derivative instruments
Related party	173	153
Others	268	114
Restructuring accrual, current	1,503	927
Other current liabilities	22	20

Total current liabilities	17,510	15,673
Notes payable, including accrued interest and net of related discount	9,674	18,209
Restructuring accrual	750	1,953
Deferred revenue	11,403	11,240
Derivative instrument related party	3,194	—
Deferred lease liability and other liabilities	123	129

Total liabilities	42,654	47,204

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 30,630,810 shares (30,341,078 outstanding) as of March 31, 2009 and December 31, 2008	306	306
Additional paid-in-capital	388,330	400,306
Accumulated deficit	(420,845)	(433,688)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(36,161)	(37,028)

Total liabilities and stockholders’ deficit	$6,493	$10,176
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
For the three months ended March 31, 2009 and 2008
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2009	2008
	(RESTATED)
Revenue	$—	$154

Costs and expenses:
Research and development	1,923	3,832
General and administrative expenses	2,921	2,693
Restructuring costs	(353)	—
Gain on disposal of fixed assets	(43)	(135)
Depreciation and amortization	211	226

Total costs and expenses	4,659	6,616

Operating income (loss)	(4,659)	(6,462)

Other non-operating income (expense):
Other income (expense)	41	142
Sublease income	232	90
Sale of patents	—	1,500
Change in fair value of derivative instruments
Related party	113	724
Other	35	769
Interest expense
Related party	(1,044)	(575)
Other	(135)	(130)

Total other non-operating income (expense)	(758)	2,520

Net loss	$(5,417)	$(3,942)

Net loss per share, basic and diluted	$(0.18)	$(0.13)
Weighted average shares outstanding, basic and diluted	30,341,078	30,336,928
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(in thousands)

	For the three months ended
	March 31,
	2009	2008
	(unaudited)
	(RESTATED)
Cash flows from operating activities:

Net loss	$(5,417)	$(3,942)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	166
Amortization	60	60
Change in fair value of derivative instruments	(148)	(1,493)
Non-cash interest expense	1,179	705
Non-cash compensation expense	238	339
Gain on disposal of fixed assets	(43)	(135)

Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	217	113
Decrease (increase) in prepaid expenses and other current assets	(27)	207
Increase (decrease) in deferred revenue	186	—
Increase (decrease) in accounts payable and accrued expenses	927	(199)
Increase in other current liabilities	2	17
Increase (decrease) in deferred lease liability	(6)	29
Restructuring	(627)	—

Total adjustments	2,109	(191)

Net cash used in operating activities	(3,308)	(4,133)

Cash flows from investing activities:
Proceeds from sale and maturity of investments	—	4,010
Purchases of investments	—	—
Proceeds from sale of fixed assets	45	138
Capital expenditures and other	—	(41)

Net cash provided by investing activities	45	4,107
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(3,263)	(26)
Cash and cash equivalents, beginning of period	7,214	3,938

Cash and cash equivalents, end of period	$3,951	$3,912
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (restated)
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
     The Company restated its financial statements for the three months period ended March 31, 2009 due to the misapplication of EITF 07-5 (refer to Note 16 for more details). The restatements did not affect the Company’s cash position, its cash flows or its future cash requirements.
Liquidity. As of March 31, 2009, we had approximately $4.2 million in cash and restricted cash, approximately $13.2 million in working capital deficiency, a stockholders’ deficit of approximately $36.2 million and an accumulated deficit of approximately $420.8 million. Our net loss and operating loss for the three months ended March 31, 2009 were approximately $5.4 million and $4.7 million, respectively. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations only through approximately August 2009 or earlier if unforeseen events arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 contained a going concern explanatory paragraph. We are pursuing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.
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

     As explained in Note 16 contained herein, the Company adopted EITF 07-5 effective January 1, 2009. For comparative purposes the impact of the adoption increased interest expense for the three months ended March 31, 2009 by $382 thousand or $0.01 per basic and diluted share. The adoption also increased the benefit from the change in fair value of derivative instruments for the three ended March 31, 2009 by $58 thousand and the effect on earnings per share was not material.
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
6. Notes Payable
     The Company adopted the provisions of EITF 07-5 effective January 1, 2009. Under EITF 07-5, the conversion feature embedded in the MHR Note has been bifurcated from the host contract and accounted for separately as a derivative. The adoption of EITF 07-5 requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, liability for derivative financial instruments and debt discount. The bifurcation of the embedded derivative increased the amount of debt discount at March 31, 2009 by $9.2 million thereby reducing the book value of the MHR Note and increasing prospectively the amount of interest expense to be recognized over the life of the MHR Note. As a result of the adoption of EITF 07-5, additional interest expense recognized for the accretion of the debt discount for the three months ended March 31, 2009 was $0.4 million.
     Notes payable consist of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
	(RESTATED)
MHR Convertible Notes	$9,674	$18,209
Novartis Note	12,146	12,011

	$21,820	$30,220

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
     The book value of the MHR Notes is comprised of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
	(RESTATED)
Face Value of the notes	$20,833	$20,270
Discount (related to the warrant purchase option and embedded conversion feature)	(10,108)	(966)
Lender’s financing costs	(1,051)	(1,095)

	$9,674	$18,209

     The debt discount, lenders finance costs, deferred financing costs and amounts attributed to derivative instruments are being amortized to interest expense over the life of the Convertible Notes using an interest method to yield an effective interest rate of 43.9%.
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
7. Derivative Instruments
     Derivative instruments consist of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
	(RESTATED)
Elan Warrants	$126	$—
Embedded Conversion Feature of the MHR Convertible Note	3,194
March 2005 Equity financing warrants	115	31
MHR warrants	111	115
August 2007 Equity financing warrants	89	121

	$3,635	$267

     Elan Warrant. In connection with a restructuring of debt in March 2005, we issued to Elan a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88. The warrant provides for adjustment of the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrant. The anti-dilution feature of the warrant was triggered in connection with the August 2007 financing, resulting in an adjustment to the exercise price to $3.76. As of March 31, 2009 the warrant to purchase 600,000 shares of our common stock remain outstanding and expire on September 30, 2010. The Company adopted the provisions of EITF 07-5 effective January 1, 2009. Under EITF 07-5, the warrant is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in paragraph 11(a) of FASB 133 and thus needs to be accounted for as a derivative liability. The adoption of EITF 07-5 requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for derivative financial instruments. The fair value of the warrant is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2009 are a closing stock price of $0.68, expected volatility 107.9% over the remaining term of one year and six months and a risk-free rate of 0.81%. The fair value of the warrant decreased by $0.01 million during the three months ended March 31, 2009 which has been recognized in the accompanying statements of operations. The warrant will be adjusted to fair value for each future period it remains outstanding.
     Embedded Conversion Feature of MHR Convertible Note. The Company’s convertible notes due to MHR contain a provision whereby, the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. The Company adopted the provisions of EITF 07-5 effective January 1, 2009. Under EITF 07-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in paragraph 11(a) of FASB 133 and thus needs to be accounted for as a derivative liability. The adoption of EITF 07-5 requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for derivative financial instruments. The liability has been presented as a non-current liability to correspond with its host contract, the MHR convertible note. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2009 are a closing stock price of $0.68, expected volatility 87.2% over the remaining term of three years and six months and a risk-free rate of 1.15%. The fair value of the embedded conversion feature increased by $0.07 million during the three months ended March 31, 2009 which has been recognized in the accompanying statements of operations. The embedded conversion feature will be adjusted to fair value for each future period it remains outstanding.
     March 2005 Equity Financing Warrants. In connection with the March 2005 offering, Emisphere sold warrants to purchase 1.5 million shares of common stock to MHR and other unrelated investors. The warrants were originally issued with an exercise price of $4.00 and expire on March 31, 2010. The warrants provide for certain anti-dilution protection. Warrants to purchase up to 967,464 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. The anti-dilution feature of the warrants was triggered in connection with the August 2007 financing, resulting in an increase to the warrant shares of 4,838, as well as an adjustment to the exercise price. At March 31, 2009, we have outstanding warrants to purchase up to 1,354,838 shares of common stock. The adjusted exercise price for 967,464 of the warrants is $3.98 and for the 387,374 warrants held by MHR (“MHR 2005 Warrants”) is $3.76. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2009 are a closing stock price of $0.68, expected volatility of 82.05% over the remaining term of one year and three months and a risk-free rate of 0.875%. The fair value of the warrants decreased by $0.03 million during the three months ended March 31, 2009 which has been recognized in the accompanying statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.
     MHR Warrants. In connection with the exercise in April 2006 of the MHR Purchase Option discussed in Note 6 above, the Company issued warrants for 617,211 shares to MHR for proceeds of $0.6 million. The MHR 2006 Warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The MHR 2006 Warrants have the same terms as the August 2007 equity financing warrants (see below), with no limit upon adjustments to the exercise price. The anti-dilution feature of the MHR 2006 Warrants was triggered in connection with the August 2007 equity financing, resulting in an adjusted exercise price of $3.76. Based on the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the MHR 2006 Warrants have been determined to be an embedded derivative instrument which must be separated from the host contract. The MHR 2006 Warrants contain the same potential cash settlement provisions as the August 2007 equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrants is estimated, at the end of each quarterly period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2009 are a closing stock price of $0.68, expected volatility of 97.02% over the remaining term of two and a half years and a risk-free rate of 1.375%. The fair value of the MHR warrants decreased by $0.02 million during the three months ended March 31, 2009 which has been recognized in the accompanying statements of operations. The MHR warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 6 for a further discussion of the MHR Note.
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
8. Net loss per share
     The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands except per share data)
	(RESTATED)
Basic net loss	$(5,417)	$(3,942)
Dilutive securities:
Warrants		—

Diluted net loss	$(5,417)	$(3,942)

Weighted average common shares outstanding	30,341,078	30,336,928
Dilutive securities:
Warrants	—	—

Diluted average common stock equivalents outstanding	30,341,078	30,336,928

Basic and diluted net loss per share	$(0.18)	$(0.13)
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

9. Comprehensive Income and Loss
     Our comprehensive income and loss was comprised of net income or loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss was $5.4 million and $3.9 million for the three months ended March 31, 2009 and March 31, 2008, respectively.
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
Adjustments to the restructuring liability are as follows ($ thousands):

	Liability at		Adjustments	Liability at
	December	Cash	to	March
	31, 2008	Payments	the Liability	31, 2009
Lease restructuring expense	$2,772	$(170)	$(353)	$2,249
Employee severance and related costs	108	(104)	—	4

	2,880	(274)	(353)	2,253
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
12. New Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) ratified the final consensuses for EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 became effective for fiscal years beginning after December 15, 2008. Subsequent to the filing of our Form 10-Q for the quarter ended March 31, 2009, the Company identified a misapplication of accounting upon the initial adoption of EITF 07-5. The Company has assessed the impact of the misapplication of EITF 07-5 on its first quarter 2009 financial statements and concluded that, although there was no impact on the Company’s cash position, the effect of the misapplication was material to the financial statements. [Refer to Note 16 to the financial statements for more details]
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require entities to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company is required to adopt FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on the Company’s financial statements.
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
14. Fair Value
     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 ($ thousands):

	Level 2
	March 31,	December 31,
	2009	2008
	(RESTATED)
Derivative instruments	$3,635	$267

Total	$3,635	$267
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
16. Restatement of Previously Issued Financial Statements
          Subsequent to the filing of our Form 10-Q for the quarter ended June 30, 2009, the Company identified a misapplication of accounting upon the initial adoption of EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009. The Company has assessed the impact of the misapplication of EITF 07-5 on its first and second quarter 2009 financial statements and concluded that, although there was no impact on the Company’s cash position, the effect on its financial statements was material.
          The impact on the Company’s balance sheet of adopting EITF 07-5 on January 1, 2009 was to change the designation of certain financial instruments that, prior to the application of EITF 07-5, were not required to be accounted for as a liability and recorded at fair value; however under EITF 07-5 such financial instruments need to be recorded within the Company’s balance sheet as a liability at fair value and any changes in fair value from period to period will be reflected in operating results. The financial instruments impacted by EITF 07-5 include the warrant issued to Elan Corporation, plc (“Elan Warrant”) and the embedded conversion feature included in the MHR Note (“MHR Embedded Derivative”). The adjustments to previously issued statements of operations relate to market-to-market adjustments for the change in fair value for the applicable period in the Elan Warrant and the MHR Embedded Derivative. In addition the bifurcation for the MHR Embedded Derivative from the MHR Note increased the debt discount, the accretion of which over the life of the debt, increases interest expense. The total mark-to-market impact on the three month period was $58 thousand; accretion of debt discount to interest expense was $382 thousand.
          The tables below summarize the impact of the restatement from amounts previously reported on the Company’s Form 10-Q for the period ended March 31, 2009. The restatement did not impact cash flow from operating, investing, or financing activities.

	March 31, 2009
Balance Sheet (in thousands)	As Filed	As Restated
Derivative instruments (current portion)
Related Party	$102	$173
Others	75	268
Derivative instrument related party (long term)	—	3,194
Notes payable, including accrued interest and net of related discount (long-term)	18,854	9,674
Additional paid-in capital	400,544	388,330
Accumulated deficit	$(438,781)	$(420,845)

	Three months ended
	March 31, 2009
Statement of Operations (in thousands, except per share data)	As Filed	As Restated
Change in fair value of derivative instruments
Related party	$51	$113
Other	39	35
Interest expense
Related party	(662)	(1,044)
Other	(135)	(135)
Net loss	(5,093)	(5,417)
Net loss per share, basic and diluted	$(0.17)	$(0.18)
          At adoption date, EITF 07-5 required that the impact on the financial statements of initial application be accounted for as a change in accounting and reflected in the financial statements as a cumulative adjustment on January 1, 2009. The cumulative adjustment included a decrease in Notes payable of approximately $9.6 million, an increase in Derivative instruments of approximately $3.5 million and the balance was a reduction in Stockholders’ deficit.

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
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008:

	Three Months Ended
	March 31,
	2009	2008	Change
	(in thousands)
	(RESTATED)
Revenue	$—	$154	$(154)
Operating expenses	$4,659	$6,616	$(1,957)
Operating loss	$(4,659)	$(6,462)	$1,803
Other income (expense)	$(758)	$2,520	$(3,278)
Net loss	$(5,417)	$(3,942)	$(1,475)
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
     Other income decreased $3.3 million for the three months ended March 31, 2009 in comparison to the same period last year primarily due to the receipt of the initial $1.5 million payment for the sale of certain Emisphere patents and a patent application relating to diketopiperazine technology to MannKind Corporation in 2008; an increase of $0.5 million in related party interest expense and a net change in fair value of derivative instruments of $1.3 million due to relative changes in stock price during the three months ended March 31, 2009 and March 31, 2008 respectively.
     As a result of the above factors, we had a net loss of $5.4 million for the three months ended March 31, 2009, compared to a net loss of $3.9 million for the three months ended March 31, 2008.

Liquidity and Capital Resources
     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2009, our accumulated deficit was approximately $420.8 million and our stockholders deficit was approximately $36.2 million. Our net loss and operating loss was $5.4 million and $4.7 million, respectively for the three months ended March 31, 2009 and $24.4 million and $26.3 million respectively for the year ended December 31, 2008, respectively.
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
New Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) ratified the final consensuses for EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 became effective for fiscal years beginning after December 15, 2008. Subsequent to the filing of our Form 10-Q for the quarter ended March 31, 2009, the Company identified a misapplication of accounting upon the initial adoption of EITF 07-5. The Company has assessed the impact of the misapplication of EITF 07-5 on its first quarter 2009 financial statements and concluded that, although there was no impact on the Company’s cash position, the effect of the misapplication was material to the financial statements. [Refer to Note 16 to the financial statements for more details]
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require entities to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company is required to adopt FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on the Company’s financial statements.
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
     Fair Value of Warrants and Derivative Liabilities. At March 31, 2009, the estimated fair value of derivative instruments was $3.6 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

derivatives
(in thousands)
25% increase in stock price	$517
50% increase in stock price	1,093
5% increase in assumed volatility	263

25% decrease in stock price	(446)
50% decrease in stock price	(804)
5% decrease in assumed volatility	(263)

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures (Restated)
     The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed on May 7, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the Exchange Act”)) were effective as of March 31, 2009. In connection with our decision to restate our Quarterly Report on Form 10-Q for the three month period ended March 31, 2009, as more fully described in Note 16 to the financial statements of this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of March 31, 2009 as a result of the material weakness in our internal control over financial reporting as discussed below.
     In light of the material weakness described below, we performed additional analysis and other post closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Material Weaknesses in Internal Control over Financial Reporting and Status of Remediation Efforts
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis.
     As of March 31, 2009, we did not maintain effective controls to ensure completeness and accuracy with regard to the proper recognition, presentation and disclosure of conversion features of certain convertible debt instruments and warrants. Specifically, we determined that Emerging Issue Task Force 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5) had not been properly adopted on January 1, 2009 with regard to the conversion feature in our MHR convertible note and certain warrants issued in 2005 and as more fully described in Note 16 to the condensed financial statements.
     As a result, our financial statements included in the Form 10-Q for the three months ended March 31, 2009 did not reflect the warrant as a derivative liability, nor the bifurcation of the embedded conversion feature in the MHR Convertible Note as a derivative liability.
     For the three months ended March 31, 2009, we understated the change in the fair value of the warrant liability and understated net loss, which included the effects of the accretion of debt discount associated with the embedded conversion feature in the MHR Convertible Note. As a result, the Company has concluded that there is a material weakness regarding the identification, evaluation, and adoption of applicable accounting guidance in a timely manner.
Management’s Remediation Initiatives
     In light of the material weakness described above, we are in the process of designing and implementing improvements in our internal control over financial reporting to address the material weakness with regard to the proper recognition, presentation and disclosure of conversion features of certain convertible debt instruments and warrants. These improvements will include, among other things; improved access to and evaluation of recent accounting pronouncements as it relates to financing arrangements and derivative instruments, including enhancing the documentation around conclusions reached in the implementation of applicable generally accepted accounting principles. In addition, we will provide further training of those individuals involved in technical accounting and reporting regarding financing arrangements and derivative instruments.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K , including:
Financial Risks
•	We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by August 2008, we may be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 contained a going concern explanatory paragraph.

•	We may not be able to meet the covenants detailed in the Convertible Notes with MHR Institutional Partners IIA LP, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy.

•	We may not be able to make the payments we owe to Novartis Pharma AG.
Risks Related to our Business
•	We are highly dependent on the clinical success of our product candidates.

•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our collaborative partners are free to develop competing products.

•	Our business will suffer if we fail or are delayed in developing and commercializing an improved oral form of vitamin B12.

•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

•	We are dependent on third parties to manufacture and, in some cases, test our products.

•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry
•	Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We are subject to environmental, health and safety laws and regulations for which we incur costs to comply.

•	We face rapid technological change and intense competition.
Other Risks
•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.

•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

•	If we are unable to maintain our listing on The Nasdaq Capital Market we may no longer able to ensure that our shareholders have consistent and continual access to capital markets.

•	We are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could impact investor confidence in the reliability of our internal controls over financial reporting.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.
     We will continue to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. We concluded that our disclosure controls and procedures were not effective as of March 31, 2009 as a result of a material weakness in our internal control over financial reporting, specifically we did not maintain effective controls to ensure completeness and accuracy with regard to the proper recognition, presentation and disclosure of conversion features of certain convertible debt instruments and warrants. As a result, the Company has concluded that there is a material weakness regarding the identification, evaluation, and adoption of applicable accounting guidance in a timely manner. If we are unable to remediate the noted deficiency or otherwise assert our internal control over financial reporting is effective as of the end of a fiscal year or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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

Emisphere Technologies, Inc.
Date: October 21, 2009	/s/ Michael V. Novinski
Michael V. Novinski
President and Chief Executive Officer (Principal Executive Officer)

Date: October 21, 2009	/s/ Michael R. Garone
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