Form 10-Q/A
period 2009-06-30
EMISPHERE TECHNOLOGIES INC
filed 2009-10-21
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
     This Form 10-Q/A (the “Amendment”) is being filed by Emisphere Technologies, Inc. (the “Company”) and amends the Company’s unaudited financial statements for the three and six months ended June 30, 2009. This Form 10-Q/A replaces in its entirety the Form 10-Q that was filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2009 (the “Original Filing”) and reflects certain adjustments made in connection with the Company’s adoption of EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). Specifically, we determined that EITF 07-5 should have been adopted effective January 1, 2009 with regard to the conversion feature in our MHR convertible note and certain warrants issued in 2005. As a result, our financial statements included in the original filing for the three and six months ended June 30, 2009 did not reflect the fair value of 600,000 warrants as a derivative liability and the bifurcation of the conversion feature embedded in the MHR Convertible Note as a derivative liability. This resulted in an understatement of total current liabilities of $0.3 million and an overstatement of total liabilities of $5.2 million as of June 30, 2009. For the three months ended June 30, 2009, we understated the change in the fair value of the warrant liability by $71 thousand and understated net loss by $483 thousand, which included the effects of the accretion of debt discount associated with the embedded conversion feature in the MHR Convertible Note in the amount of $412 thousand. For the six months ended June 30, 2009, we understated the change in the fair value of the warrant liability by $13 thousand and understated net loss by $807 thousand which included the effects of the accretion of debt discount associated with the embedded conversion feature in the MHR Convertible Note in the amount of $794 thousand. The application of EITF 07-5 has no impact on the Company’s cash position, its cash flows or its future cash requirements.
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
     This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, except as noted.

EMISPHERE TECHNOLOGIES, INC.
     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS
EMISPHERE TECHNOLOGIES INC.
BALANCE SHEETS
June 30, 2009 and December 31, 2008
(in thousands, except share and per share data)

	June 30,
	2009	December 31,
	(unaudited)	2008
	(RESTATED)
Assets:
Current assets:
Cash and cash equivalents	$1,279	$7,214
Accounts receivable, net of allowance of $9 in June 2009 and December 2008	72	232
Prepaid expenses and other current assets	402	273

Total current assets	1,753	7,719
Equipment and leasehold improvements, net	244	465
Purchased technology, net	1,196	1,316
Restricted cash	255	255
Other assets	386	421

Total assets	$3,834	$10,176

Liabilities and Stockholders’ Deficit:
Current liabilities:
Notes payable, including accrued interest and net of related discount	$12,283	$12,011
Accounts payable and accrued expenses	3,403	2,361
Deferred revenue, current	—	87
Derivative instruments
Related party	337	153
Others	557	114
Restructuring accrual, current	1,253	927
Other current liabilities	48	20
Total current liabilities	17,881	15,673
Notes payable, including accrued interest and net of related discount	10,753	18,209
Restructuring accrual	—	1,953
Deferred revenue	11,460	11,240
Derivative instruments — related party	3,224
Deferred lease liability and other liabilities	96	129

Total liabilities	43,414	47,204

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 30,630,810 shares (30,341,078 outstanding) as of June 30, 2009 and December 31, 2008	306	306
Additional paid-in-capital	389,098	400,306
Accumulated deficit	(425,032)	(433,688)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(39,580)	(37,028)

Total liabilities and stockholders’ deficit	$3,834	$10,176

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
For the three and six months ended June 30, 2009 and 2008
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(RESTATED)		(RESTATED)
Revenue	$—	$14	$—	$169

Costs and expenses:
Research and development	748	3,323	2,670	7,156
General and administrative expenses	2,933	2,363	5,855	5,057
Restructuring costs	—	—	(353)	—
Gain on disposal of fixed assets	(779)	—	(822)	(135)
Depreciation and amortization	96	223	307	449

Total costs and expenses	2,998	5,909	7,657	12,527

Operating loss	(2,998)	(5,895)	(7,657)	(12,358)

Other non-operating income (expense):
Other income (expense)	27	81	68	224
Sublease income	—	189	232	279
Sale of patents	500	—	500	1,500
Change in fair value of derivative instruments
Related party	(193)	(618)	(80)	106
Other	(289)	(673)	(254)	96
Interest expense
Related party	(1,097)	(596)	(2,140)	(1,171)
Other	(137)	(131)	(273)	(261)

Total other non-operating income (expense)	(1,189)	(1,748)	(1,947)	773

Net loss	$(4,187)	$(7,643)	$(9,604)	$(11,585)

Net loss per share, basic and diluted	$(0.14)	$(0.25)	$(0.32)	$(0.38)
Weighted average shares outstanding, basic and diluted	30,341,078	30,336,928	30,341,078	30,336,928
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
	(RESTATED)
Cash flows from operating activities:
Net loss	$(9,604)	$(11,585)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	187	329
Amortization	120	120
Change in fair value of derivative instruments	334	(202)
Non-cash interest expense	2,413	1,432
Non-cash compensation expense	1,007	654
Gain on disposal of fixed assets	(822)	(135)

Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	160	(26)
(Increase) decrease in prepaid expenses and other current assets	(129)	422
Increase in deferred revenue	133	10,369
Increase in accounts payable and accrued expenses	1,042	38
Increase in other current liabilities	28	5
(Decrease) increase in deferred lease liability	(33)	8
Restructuring	(1,627)	—

Total adjustments	2,813	13,014

Net cash provided by (used in) operating activities	(6,791)	1,429

Cash flows from investing activities:
Proceeds from sale and maturity of investments	—	5,516
Proceeds from sale of fixed assets	856	138
Capital expenditures and other	—	(70)

Net cash provided by investing activities	856	5,584

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(5,935)	7,013
Cash and cash equivalents, beginning of period	7,214	3,938

Cash and cash equivalents, end of period	$1,279	$10,951

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
     The Company restated its financial statements for the three and six months periods ended June 30, 2009 due to the misapplication of EITF 07-5 (refer to Note 17 for more details). The restatement did not affect the Company’s cash position, its cash flows or its future cash requirements.
Liquidity. As of June 30, 2009, we had approximately $1.5 million in cash and restricted cash, approximately $16.1 million in working capital deficiency, a stockholders’ deficit of approximately $39.6 million and an accumulated deficit of approximately $425.0 million. Our net loss and operating loss for the three months ended June 30, 2009 were approximately $4.2 million and $3.0 million, respectively and $9.6 million and $7.7 million, respectively for the six months ended June 30, 2009. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations only through approximately August 2009. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 contained a going concern explanatory paragraph. We are pursuing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.
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
     As explained in Note 17 contained herein, the Company adopted EITF 07-5 effective January 1, 2009. For comparative purposes, the impact of the adoption increased interest expense for the three and six months ended June 30, 2009 by $412 thousand and $794 thousand, respectively, or $0.01 and $0.03 per basic and diluted share, respectively. The adoption also increased the expense from the change in fair value of derivative instruments for the three and six month period ended June 30, 2009 by $71 thousand and $13 thousand, respectively, and the effect on earnings per share was not material.
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
     As of June 30, 2009, shares available for future grants under the 2007 Plan and the 2002 Plan amounted to 1,936,779 and 109,644, respectively.
     The table below summarizes compensation expense from share-based payment awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Research and development	29	140	59	289
General and administrative	741	175	949	365

Total stock compensation expense recognized	770	315	1008	654

a.	Total stock compensation expense recognized for the three and six months ended June 30, 2009 includes a $0.4 million adjustment in the Company’s estimate of costs to settle the arbitration with Dr. Goldberg. Please refer to Footnote 10 for more information on this subject.
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
6. Notes Payable
     The Company adopted the provisions of EITF 07-5 effective January 1, 2009. Under EITF 07-5, the conversion feature embedded in the MHR Note has been bifurcated from the host contract and accounted for separately as a derivative. The adoption of EITF 07-5 requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, liability for derivative financial instruments and debt discount. The bifurcation of the embedded derivative increased the amount of debt discount at June 30, 2009 by $8.8 million thereby reducing the book value of the MHR Note and increasing prospectively the amount of interest expense to be recognized over the life of the MHR Note. As a result of the adoption of EITF 07-5, additional interest expense recognized for the accretion of the debt discount for the three and six months ended June 30, 2009 was $0.4 million and $0.8 million, respectively.
     Notes payable consist of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
	(RESTATED)
MHR Convertible Notes	$10,753	$18,209
Novartis Note	12,283	12,011

	$23,036	$30,220

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

     The book value of the MHR Notes is comprised of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
	(RESTATED)
Face Value of the notes	$21,411	$20,270
Discount (related to the warrant purchase option and embedded conversion feature)	(9,654)	(966)
Lender’s financing costs	(1,004)	(1,095)

	$10,753	$18,209

     The debt discount, lenders finance costs, deferred financing costs and amounts attributed to derivative instruments are being amortized to interest expense over the life of the Convertible Notes using an interest method to yield an effective interest rate of 41.6%.
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
7. Derivative Instruments
     Derivative instruments consist of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
	(RESTATED)
Elan Warrant	$249	$—
Embedded Conversion Feature of the MHR Convertible Note	3,224
March 2005 Equity financing warrants	271	31
MHR warrants	216	115
August 2007 Equity financing warrants	158	121

	$4,118	$267

     Elan Warrant. In connection with a restructuring of debt in March 2005, we issued to Elan a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88. The warrant provides for adjustment of the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrant. The anti-dilution feature of the warrant was triggered in connection with the August 2007 financing, resulting in an adjustment to the exercise price to $3.76. The anti-dilution feature of the warrant was triggered again in connection with the August 2009 financing, resulting in an adjustment to the exercise price to $0.4635. As of June 30, 2009 the warrant remains outstanding and expires on September 30, 2010. The Company adopted the provisions of EITF 07-5 effective January 1, 2009. Under EITF 07-5, the warrant is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in paragraph 11(a) of FASB 133 and thus needs to be accounted for as a derivative liability. The adoption of EITF 07-5 requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for derivative financial instruments. The fair value of the warrant is estimated at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2009 are a closing stock price of $1.02, expected volatility 127.3% over the remaining term of one year and three months and a risk-free rate of 0.56%. The fair value of the warrant increased by $0.12 million and $0.14 million during the three and six month period ended June 30, 2009, respectively, which has been recognized in the accompanying statements of operations. The warrant will be adjusted to fair value for each future period it remains outstanding.
     Embedded Conversion Feature of MHR Convertible Note. The Company’s convertible notes due to MHR contain a provision whereby, the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. The Company adopted the provisions of EITF 07-5 effective January 1, 2009. Under EITF 07-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in paragraph 11(a) of FASB 133 and thus needs to be accounted for as a derivative liability. The adoption of EITF 07-5 requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for derivative financial instruments. The liability has been presented as a non-current liability to correspond with its host contract, the MHR convertible note. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2009 are a closing stock price of $1.02, expected volatility 96.5% over the remaining term of three years and three months and a risk-free rate of 1.64%. The fair value of the embedded conversion feature increased by $0.03 million and decreased by $0.04 million during the three and six month period ended June 30, 2009, respectively, which has been recognized in the accompanying statements of operations. The embedded conversion feature will be adjusted to fair value for each future period it remains outstanding.
     March 2005 Equity Financing Warrants. In connection with the March 2005 offering, Emisphere sold warrants to purchase 1.5 million shares of common stock to MHR and other unrelated investors. The warrants were originally issued with an exercise price of $4.00 and expire on March 31, 2010. The warrants provide for certain anti-dilution protection. Warrants to purchase up to 967,464 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. The anti-dilution feature of the warrants was triggered in connection with the August 2007 financing, resulting in an increase to the warrant shares of 4,838, as well as an adjustment to the exercise price. At June 30, 2009, there are outstanding warrants to purchase up to 1,354,838 shares of common stock. The adjusted exercise price for 967,464 of the warrants is $3.98 and for the 387,374 warrants held by MHR (“MHR 2005 Warrants”) is $3.76. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2009 are a closing stock price of $1.02, expected volatility of 146.87% over the remaining term of nine months and a risk-free rate of 0.56%. The fair value of the warrants increased by $0.16 million during the three months ended June 30, 2009 which has been recognized in the accompanying statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.

     MHR Warrants. In connection with the exercise in April 2006 of the MHR Purchase Option discussed in Note 6 above, the Company issued warrants for 617,211 shares to MHR for proceeds of $0.6 million. The MHR 2006 Warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The MHR 2006 Warrants have the same terms as the August 2007 equity financing warrants (see below), with no limit upon adjustments to the exercise price. The anti-dilution feature of the MHR 2006 Warrants was triggered in connection with the August 2007 equity financing, resulting in an adjusted exercise price of $3.76. Based on the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the MHR 2006 Warrants have been determined to be an embedded derivative instrument which must be separated from the host contract. The MHR 2006 Warrants contain the same potential cash settlement provisions as the August 2007 equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrants is estimated, at the end of each quarterly period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2009 are a closing stock price of $1.02, expected volatility of 109.07% over the remaining term of two years and three months and a risk-free rate of 1.11%. The fair value of the MHR warrants increased by $0.11 million during the three months ended June 30, 2009 which has been recognized in the accompanying statements of operations. The MHR warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 6 for a further discussion of the MHR Note.
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
8. Net loss per share
     The following table sets forth the information needed to compute basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands except per share data)		(in thousands except per share data)
	(RESTATED)		(RESTATED)
Basic and Diluted net loss	$(4,187)	$(7,643)	$(9,604)	$(11,585)
Basic and Diluted weighted average common shares outstanding	30,341,078	30,336,928	30,341,078	30,336,928
Basic and Diluted net loss per share	$(0.14)	$(0.25)	$(0.32)	$(0.38)
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

	At June 30,
	2009	2008
Options to purchase common shares a	3,962,139	2,753,600
Outstanding warrants	2,972,049	2,972,049
Novartis convertible note payable	7,537,921	5,546,331
MHR note payable	5,664,381	5,076,889

	20,136,490	16,348,869

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
9. Comprehensive Income and Loss
     Our comprehensive income and loss was comprised of net income or loss adjusted for the change in net unrealized gain or loss on investments. Comprehensive loss was $4.2 million and $7.6 million for the three months and $9.6 million and $11.6 million for the six months ended June 30, 2009 and June 30, 2008, respectively.
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
12. New Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) ratified the final consensuses for EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 became effective for fiscal years beginning after December 15, 2008. Subsequent to the filing of our Form 10-Q for the quarters ended March 31 and June 30, 2009, the Company identified a misapplication of accounting upon the initial adoption of EITF 07-5. The Company has assessed the impact of the misapplication of EITF 07-5 on its first and second quarter 2009 financial statements and concluded that, although there was no impact on the Company’s cash position, the effect of the misapplication was material to the financial statements. [Refer to Note 17 to the financial statements for more details]
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, The FASB Accounting Standards Collection ™ and the Hierarchy of Generally Accepted Accounting Principles. When effective, the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user friendly online research system. The Codification will be effective for interim and annual periods ending after September 15, 2009. The Company will be required to report using the Codification commencing with the quarter ended September 30, 2009. Management does not anticipate that reporting under the Codification will have a material impact on the Company’s financial statements.
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
14. Fair Value
     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 ($ thousands):

	Level 2
	June 30,	December 31,
	2009	2008
	(RESTATED)
Derivative instruments	$4,118	$267

Total	4,118	267

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
     The estimated fair value of the Company’s loans payable (including current portion) at June 30, 2009 was $23.0 million as compared to $30.2 million at December 31, 2008, which are the carrying value of these instruments.
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
16. Subsequent Events
     On July 7, 2009, we received an interim decision and award in an arbitration brought by our former CEO Michael Goldberg, M.D. against the Company which found that Dr. Goldberg’s termination in 2007 was not for cause under the terms of his employment agreement and dismissed the Company’s counterclaims and affirmative defenses. Dr. Goldberg brought such arbitration on March 22, 2007, asserting that his termination was without cause following a change in control. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. On September 13, 2009, the arbitrator issued an interim award in favor of Dr. Goldberg for a total amount of $1,030,891, plus interest, which includes his claims for severance and certain other items but denied his claims relating to a change-in-control benefit, options, bonuses and certain other claims. The arbitrator has not yet determined the amount, if any, of Dr. Goldberg’s attorney’s fees that he is entitled to receive from the Company. The Company is evaluating its options with respect to the interim awards. If the awards are upheld and confirmed in court, the Company will be required to pay the final amount due to Dr. Goldberg. Depending on the size of the amount, we may be required to seek additional funding in order to continue to develop fully any new products or technologies. As discussed above, we cannot assure you that financing will be available when needed, or on favorable terms or at all.
     On August 21, 2009, the Company issued 5,714,286 shares of Common Stock and warrants to purchase 2,685,714 shares of Common Stock to certain institutional investors pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on September 20, 2007, and declared effective on October 1, 2007 (File No. 333-146212) and a registration statement (File No. 333-161425) filed on August 19, 2009 pursuant to Rule 462(b) promulgated under the Securities Act (collectively, the “Registration Statement”), for gross proceeds of $4,000,000 (the “Offering”). Each unit, consisting of one share of Common Stock and a warrant to purchase 0.47 of a share of Common Stock, was sold for a purchase price of $0.70. The warrants to purchase additional shares will be exercisable at an exercise price of $0.70 per share beginning immediately after issuance and will expire 5 years from the date they are first exercisable.
     Also on August 21, 2009, the Company issued 6,015,037 shares of Common Stock and warrants to purchase 3,729,323 shares of Common Stock to MHR Fund Management, LLC (“MHR”) in a private placement transaction. Gross proceeds from the private placement were $4,000,000. Each unit, consisting of one share of Common Stock and a warrant to purchase 0.62 of a share of Common Stock, was sold for a purchase price of $0.665. The warrants to purchase additional shares are immediately exercisable at an exercise price of $0.70 per share and expire 5 years from the date they are first exercisable.
     In connection with the Offering, the Company also issued warrants to purchase 504,000 shares of Common Stock to Rodman & Renshaw, LLC in connection with their role as the exclusive placement agent and financial adviser in connection with the Offering. Such warrant is exercisable at an exercise price of $0.875 per share beginning immediately after issuance and will expire on October 1, 2012. Also in connection with the Offering certain anti-dilution provisions included in warrants issued to Elan International Services, Ltd. (Elan), and in connection with the Company’s March 2005 equity financing were triggered. Consequently, the exercise price of warrants to purchase 600,000 shares issued to Elan was adjusted from $3.76 to $0.4635 and warrants to purchase 967,464 shares at an exercise price of $3.98 issued in connection with the Company’s March 2005 equity financing were adjusted to warrants to purchase 1,010,631 shares at an exercise price of $3.81.
     The Company has evaluated subsequent events through October 21, 2009, the date on which financial statements were reissued, and, except for the matter discussed herein, has determined that there are no subsequent events that require adjustments to the financial statements for the quarter ended June 30, 2009.

17. Restatement of Previously Issued Financial Statements
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
     The impact on the Company’s balance sheet of adopting EITF 07-5 on January 1, 2009 was to change the designation of certain financial instruments that, prior to the application of EITF 07-5, were not required to be accounted for as a liability and recorded at fair value; however under EITF 07-5 such financial instruments need to be recorded on the Company’s balance sheet as a liability at fair value and any changes in fair value from period to period will be reflected in operating results. The financial instruments impacted by EITF 07-5 include the warrant issued to Elan Corporation, plc (“Elan Warrant”) and the embedded conversion feature included in the MHR Note (“MHR Embedded Derivative”). The adjustments to previously issued statements of operations relate to market-to-market adjustments for the change in fair value for the applicable period in the Elan Warrant and the MHR Embedded Derivative. In addition, the bifurcation for the MHR Embedded Derivative from the MHR Note increased the debt discount, the accretion of which over the life of the debt increases interest expense. The total mark-to-market impact on the three and six month periods was $71 thousand and $13 thousand, respectively; accretion of debt discount to interest expense was $412 thousand and $794 thousand, respectively.
     The tables below summarize the impact of the restatement from amounts previously reported on the Company’s Form 10-Q for the periods ended March 31, 2009 and June 30, 2009. The restatement did not impact cash flow from operating, investing, or financing activities.

	June 30, 2009
Balance Sheet (in thousands)	As Filed	As Restated
Derivative instruments (current portion)
Related Party	$307	$337
Others	281	557

Derivative instrument related party (long term)	—	3,224

Notes payable, including accrued interest and net of related discount (long-term)	19,521	10,753

Additional paid-in capital	401,313	389,098

Accumulated deficit	$(442,818)	$(425,032)

	Three months ended June 30,		Six months ended June 30,
	2009		2009
Statement of Operations (in thousands, except per share data)	As Filed	As Restated	As Filed	As Restated
Changes in fair value of derivative instruments
Related Party	$(205)	$(193)	$(154)	$(80)
Other	(206)	(289)	(167)	(254)
Interest expense
Related Party	(685)	(1,097)	(1,346)	(2,140)
Other	(137)	(137)	(273)	(273)
Net loss	(3,704)	(4,187)	8,797	9,604
Net loss per share, basis ad diluted	$(0.12)	$(0.14)	$(0.29)	$(0.32)

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
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008:

	Three Months Ended
	June 30,
	2009	2008	Change
	(in thousands)
	(RESTATED)
Revenue	$—	$14	$(14)
Operating expenses	$2,998	$5,909	$(2,911)
Operating loss	$(2,998)	$(5,895)	$(2,897)
Other income (expense)	$(1,189)	$(1,748)	$(559)
Net loss	$(4,187)	$(7,643)	$(3.456)
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
Other expense decreased $0.6 million for the three months ended June 30, 2009 in comparison to the same period last year primarily due to a $0.8 million decrease in the change in fair value of derivative instruments due to relative changes in stock price and the receipt of $0.5 million installment payment for the sale of patent to MannKind partially offset by approximately $0.5 million increase in related party interest expense and approximately $0.2 million decrease in sublease income.
As a result of the above factors, we had a net loss of $4.2 million for the three months ended June 30, 2009, compared to a net loss of $7.6 million for the three months ended June 30, 2008.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008:

	Six Months Ended
	June 30,
	2009	2008	Change
	(in thousands)
	(RESTATED)
Revenue	$—	$169	$(169)
Operating expenses	$7,657	$12,527	$(4,870)
Operating loss	$(7,657)	$(12,358)	$(4,701)
Other income (expense)	$(1,947)	$773	$(2,720)
Net loss	$(9,604)	$(11,585)	$(1,981)
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
Other income decreased $2.7 million for the six months ended June 30, 2009 in comparison to the same period last year primarily due to a $1.0 million decrease in sale of patent to Mannkind ($1.5M in 2008 vs. $0.5M in 2009), a $0.5 million increase in the change in fair value of derivatives due to relative changes in stock price, a $0.2 million decrease in investment income, and a $1.0 million increase in related party interest expense.
As a result of the above factors, we had a net loss of $9.6 million for the six months ended June 30, 2009, compared to a net loss of $11.6 million for the six months ended June 30, 2008.
Liquidity and Capital Resources
     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2009, our accumulated deficit was approximately $425.0 million and our stockholders deficit was approximately $39.6 million. Our net loss and operating loss was $4.2 million and $3.0 million, respectively for the three months ended June 30, 2009 compared to net loss and net operating loss of $7.6 million and $5.9 million respectively for the three months ended June 30, 2008. Our net loss and net operating loss for the six months ended June 30, 2009 were $9.6 million and $7.7 million respectively compared to $11.6 million and $12.4 million net loss and net operating loss for the six months ended June 30, 2008, respectively.
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
New Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) ratified the final consensuses for EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 became effective for fiscal years beginning after December 15, 2008. Subsequent to the filing of our Form 10-Q for the quarters ended March 31 and June 30, 2009, the Company identified a misapplication of accounting upon the initial adoption of EITF 07-5. The Company has assessed the impact of the misapplication of EITF 07-5 on its first and second quarter 2009 financial statements and concluded that, although there was no impact on the Company’s cash position, the effect of the misapplication was material to the financial statements. [Refer to Note 17 to the financial statements for more details]
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, The FASB Accounting Standards Collection ™ and the Hierarchy of Generally Accepted Accounting Principles. When effective, the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user friendly online research system. The Codification will be effective for interim and annual periods ending after September 15, 2009. The Company will be required to report using the Codification commencing with the quarter ended September 30, 2009. Management does not anticipate that reporting under the Codification will have a material impact on the Company’s financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Fair Value of Warrants and Derivative Liabilities. At June 30, 2009, the estimated fair value of derivative instruments was $4.1 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

derivatives
(in thousands)
25% increase in stock price	$1,022
50% increase in stock price	2,176
5% increase in assumed volatility	122
25% decrease in stock price	(1,071)
50% decrease in stock price	(1,898)
5% decrease in assumed volatility	(466)
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
     In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, originally filed on August 10, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the Exchange Act”)) were effective as of June 30, 2009. In connection with our decision to restate our Quarterly Report on Form 10-Q for the three and six month period ended June 30, 2009, as more fully described in Note 17 to the financial statements of this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of June 30, 2009 as a result of the material weakness in our internal control over financial reporting as discussed below.
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
     As of June 30, 2009, we did not maintain effective controls to ensure completeness and accuracy with regard to the proper recognition, presentation and disclosure of conversion features of certain convertible debt instruments and warrants. Specifically, we determined that Emerging Issue Task Force 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5) had not been properly adopted on January 1, 2009 with regard to the conversion feature in our MHR convertible note and certain warrants issued in 2005 and as more fully described in Note 17 to the condensed financial statements.
     As a result, our financial statements included in the Form 10-Q for the three and six months ended June 30, 2009 did not reflect the warrant as a derivative liability, nor the bifurcation of the conversion feature embedded in the convertible debt instrument as a derivative liability.
     For the three months ended June 30, 2009, we understated the change in the fair value of the warrant liability and understated net loss, which included the effects of the accretion of debt discount associated with the embedded conversion feature in the MHR Convertible Note.
     For the six months ended June 30, 2009, we understated the change in the fair value of the warrant liability and understated net loss which included the effects of the accretion of debt discount associated with the embedded conversion feature in the MHR Convertible Note. As a result, the Company has concluded that there is a material weakness regarding the identification, evaluation, and adoption of applicable accounting guidance in a timely manner.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We will continue to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. We concluded that our disclosure controls and procedures were not effective as of the three and six months period ended June 30, 2009 as a result of a material weakness in our internal control over financial reporting, specifically we did not maintain effective controls to ensure completeness and accuracy with regard to the proper recognition, presentation and disclosure of conversion features of certain convertible debt instruments and warrants. As a result, the Company has concluded that there is a material weakness regarding the identification, evaluation, and adoption of applicable accounting guidance in a timely manner. If we are unable to remediate the noted deficiency or otherwise assert our internal control over financial reporting is effective as of the end of a fiscal year or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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