Form 10-Q
period 2009-09-30
EMISPHERE TECHNOLOGIES INC
filed 2009-11-09
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 2, 2009 was 42,070,401.

EMISPHERE TECHNOLOGIES, INC.
Index

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements:	3
Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	3
Condensed Statements of Operations for the three months and nine months ended September 30, 2009 and 2008	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 5. Other Events	34
Item 6. Exhibits	34
SIGNATURES	36
EXHIBIT INDEX	37
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-31.1
EX-31.2
EX-32.1
     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I
ITEM 1. FINANCIAL STATEMENTS
EMISPHERE TECHNOLOGIES INC.
BALANCE SHEETS
September 30, 2009 and December 31, 2008
(in thousands, except share and per share data)

	September 30,
	2009	December 31,
	(unaudited)	2008
Assets:
Current assets:
Cash and cash equivalents	$6,975	$7,214
Accounts receivable, net of allowance of $9 in September 2009 and December 2008	21	232
Prepaid expenses and other current assets	253	273

Total Current Assets	7,249	7,719
Equipment and leasehold improvements, net	161	465
Purchased technology, net	1,137	1,316
Restricted cash	255	255
Other assets	367	421

Total assets	$9,169	$10,176

Liabilities and Stockholders’ Deficit:
Current liabilities:
Notes payable, including accrued interest and net of related discount	$12,422	$12,011
Accounts payable and accrued expenses	4,511	2,361
Deferred revenue, current	9	87
Derivative instruments
Related party	2,179	153
Others	2,042	114
Restructuring accrual, current	1,253	927
Other current liabilities	51	20

Total current liabilities	22,467	15,673
Notes payable, including accrued interest and net of related discount	11,883	18,209
Restructuring accrual	—	1,953
Deferred revenue	11,467	11,240
Derivative instruments — related party	3,800
Deferred lease liability and other liabilities	90	129

Total liabilities	49,707	47,204

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,360,133 shares (42,070,401 outstanding) as of September 30, 2009; issued 30,630,810 shares (30,341,078 outstanding) as of December 31, 2008	424	306
Additional paid-in-capital	392,059	400,306
Accumulated deficit	(429,069)	(433,688)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(40,538)	(37,028)

Total liabilities and stockholders’ deficit	$9,169	$10,176

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
For the three and nine months ended September 30, 2009 and 2008
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$—	$77	$—	$246

Costs and expenses:
Research and development	782	2,945	3,452	10,101
General and administrative expenses	2,493	2,680	8,348	7,736
Restructuring costs	—	—	(353)	—
Gain on disposal of fixed assets	(2)	—	(824)	(135)
Depreciation and amortization	120	192	427	641

Total costs and expenses	3,393	5,817	11,050	18,343

Operating loss	(3,393)	(5,740)	(11,050)	(18,097)

Other non-operating income (expense):
Other income (expense)	24	87	91	310
Sublease income	—	263	232	542
Sale of patents	—	—	500	1,500
Change in fair value of derivative instruments
Related party	45	467	(35)	662
Other	576	573	322	580
Interest expense
Related party	(1,150)	(618)	(3,290)	(1,789)
Other	(139)	(132)	(411)	(393)

Total other non-operating income (expense)	(644)	640	(2,591)	1,412

Net loss	$(4,037)	$(5,100)	$(13,641)	$(16,685)

Net loss per share, basic and diluted	$(0.11)	$(0.17)	$(0.42)	$(0.55)
Weighted average shares outstanding, basic and diluted	35,695,769	30,338,174	32,188,554	30,337,442
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(13,641)	$(16,685)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	248	462
Amortization	179	179
Change in fair value of derivative instruments	(286)	(1,242)
Non-cash interest expense	3,701	2,183
Non-cash compensation expense	1,301	959
Gain on disposal of fixed assets	(824)	(135)

Changes in assets and liabilities excluding non-cash transactions:
(Increase) decrease in accounts receivable	211	(164)
Decrease in prepaid expenses and other current assets	20	571
Increase in deferred revenue	149	10,781
Increase in accounts payable and accrued expenses	2,160	183
Increase in other current liabilities	31	7
Decrease in deferred lease liability	(39)	(12)
Decrease in restructuring accrual	(1,627)	—

Total adjustments	5,224	13,772

Net cash used in operating activities	(8,417)	(2,913)

Cash flows from investing activities:
Proceeds from sale and maturity of investments	—	8,422
Proceeds from sale of fixed assets	880	138
Capital expenditures and other	—	(70)

Net cash provided by investing activities	880	8,490

Cash flows from financing activities:
Proceeds from the exercise of options and warrants	—	13
Proceeds from the issuance of common stock and warrants	7,298	—

Net cash provided by financing activities	7,298	13

Net increase (decrease) in cash and cash equivalents	(239)	5,590
Cash and cash equivalents, beginning of period	7,214	3,938

Cash and cash equivalents, end of period	$6,975	$9,528

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
Liquidity. As of September 30, 2009, we had approximately $7.2 million in cash and restricted cash, approximately $15.2 million in working capital deficiency, a stockholders’ deficit of approximately $40.5 million and an accumulated deficit of approximately $429.1 million. Our net loss and operating loss for the three months ended September 30, 2009 were approximately $4.0 million and $3.4 million, respectively and $13.6 million and $11.1 million, respectively for the nine months ended September 30, 2009. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured.
      Approximately $12.5 million is due as payment of the Novartis Note on December 1, 2009. The Novartis Note is convertible at our option, if and when we elect to so convert, at any time prior to maturity on December 1, 2009 into that number of shares of our common stock equal to the outstanding principal and accrued and unpaid interest thereon divided by the conversion price, which conversion price is equal to the average of the highest bid and lowest ask prices of our common stock as quoted on the Over-The-Counter Bulletin Board (“OTCBB”) averaged over a period of twenty (20) days, consisting of the day on which the conversion price is being determined and the nineteen (19) consecutive business days prior to such day, provided certain conditions contained in the Novartis Note are met. Those conditions include that, at the time of such conversion, no event of default under the Novartis Note has occurred and is continuing, and that there is either an effective registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144. Based on the price per share of our common stock on September 30, 2009, the Novartis Note is convertible into 15,560,566 shares of our common stock, assuming Novartis does not exercise their right to limit the number of shares issued to it upon conversion of the Novartis Note such that the shares of common stock they receive upon conversion do not exceed 19.9% of the total shares of our common stock outstanding.
     Assuming we will be able to satisfy our obligation under the Novartis Note, which is due December 1, 2009 by some means other than the use of our existing capital resources, we anticipate that our existing cash resources will enable us to continue operations only through approximately February 2010. Currently, the Company does not have sufficient funds to repay the Novartis Note in cash. If the Company is unable to satisfy the terms of the Novartis Note before December 1, 2009, the Company would be in default and could be forced into bankruptcy. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 contained a going concern explanatory paragraph. We are pursuing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.
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
     Effective January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, “Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock” (“FASB ASC 815-40-15-5”). For comparative purposes, the impact of the adoption increased interest expense for the three and nine months ended September 30, 2009 by $443 thousand and $1,237 thousand, respectively, or $0.01 and $0.04 per basic and diluted shares, respectively. The adoption also increased the expense from the change in fair value of derivative instruments for the three and nine periods ended September 30, 2009 by $603 thousand and $695 thousand, respectively, or $0.02 per basic and diluted shares for both periods.
     At adoption date, ASC 815-40-15-5 required that the impact on the financial statements of initial application be accounted for as a change in accounting and reflected in the financial statements as a cumulative adjustment on January 1, 2009. The cumulative adjustment included a decrease in Notes payable of approximately $9.6 million, an increase in Derivative instruments of approximately $3.5 million and the balance was a reduction in Stockholders’ deficit.
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
     As of September 30, 2009, shares available for future grants under the 2007 Plan amounted to 2,138,823.
     The table below summarizes compensation expense from share-based payment awards.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Research and development	29	70	88	358
General and administrative	264	234	1,213	601

Total stock compensation expense recognized	293	304	1,301	959

a.	Total stock compensation expense recognized for the nine months ended September 30, 2009 includes a $0.4 million adjustment in the Company’s estimate of costs to settle the arbitration with Dr. Goldberg. Please refer to Footnote 11 for more information on this subject.
     At September 30, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.3 million, which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the nine months ended September 30, 2009. For the nine months ended September 30, 2008, cash received from options exercised was $13 thousand. No tax benefit was realized due to a continued pattern of operating losses.
     During the nine months ended September 30, 2009, the Company granted options for 824,500 shares with a weighted average exercise price of $0.87. For the nine months ended September 30, 2008, the Company granted options for 130,600 shares with a weighted average exercise price of $2.65.
4. Fixed Assets
     Tarrytown Facility. On December 8, 2008, as part of our efforts to improve operational efficiency we decided to close our research and development facilities in Tarrytown to reduce costs and improve operating efficiency. As of December 8, 2008 we terminated all research and development staff and ceased using approximately 85% of the facilities which resulted in a restructuring charge of approximately $3.8 million in the fourth quarter, 2008. As part of the restructuring charge, we wrote down the value of our leasehold improvements in Tarrytown by approximately $1.0 million (net); additionally, the useful life of leasehold improvements in portions of the facility that were still in use as of December 31, 2008 was recalculated, resulting in an accelerated charge to amortization expense of approximately $0.1 million during the three months ended March 31, 2009. During March 2009 we began selling our laboratory equipment in connection with closing laboratory facilities in Tarrytown. Consequently we recognized a gain on disposal of fixed assets of $2 thousand during the three months ended September 30, 2009 and $824 thousand for the nine months ended September 30, 2009 and adjusted the net book value of equipment accordingly. The net book value of fixed assets held for sale was not material at September 30, 2009. Please refer to Footnote 11 for more information on this subject.

     Fixed Assets. Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	September 30,	December 31,
	in Years	2009	2008
		(in thousands)
Equipment	3-7	$4,646	$9,080
Leasehold improvements	Life of lease	61	3,013

		4,707	12,093
Less, accumulated depreciation and amortization		4,546	11,628

Equipment and leasehold improvements, net		$161	$465

5. Purchased Technology
     Purchased technology represents the value assigned to patents and the rights to utilize, sell or license certain technology in conjunction with our proprietary carrier technology. These assets are utilized in various research and development projects. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

	September 30,	December 31,
	2009	2008
	(in thousands)
Gross carrying amount	$4,533	$4,533
Less, accumulated amortization	3,396	3,217

Net book value	$1,137	$1,316

     Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2009 and in the remaining years through 2014.
6. Notes Payable
     Notes payable consist of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
MHR Convertible Notes	$11,883	$18,209
Novartis Note	12,422	12,011

	$24,305	$30,220

MHR Convertible Notes. The Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR Institutional Partners IIA L.P. (together with its affiliates, “MHR”) on substantially all of our assets. Interest is payable in the form of additional Convertible Notes issued monthly through March 31, 2007 and then semi-annually beginning June 30, 2008, rather than in cash and we have the right to call the Convertible Notes after September 26, 2010 if certain conditions are satisfied. Further, the Convertible Notes provide MHR with the right to require redemption in the event of a change in control, as defined, prior to September 26, 2009. Such required redemption would be at 102% and 101% of the then outstanding principal and interest in the years through September 26, 2008 and 2009, respectively. The Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2010, into shares of our common stock at a price per share of $3.78. Effective January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, “Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock” (“FASB ASC 815-40-15-5”). Under FASB ASC 815-40-15-5, the conversion feature embedded in the MHR note has been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative increased the amount of debt discount thereby reducing the book value of the MHR Note and increasing prospectively the amount of interest expense to be recognized over the life of the MHR Note. At September 30, 2009, the Convertible Notes were convertible into 5,821,584 shares of our common stock.
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

     The book value of the MHR Notes is comprised of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Face Value of the notes	$22,006	$20,270
Discount related to the embedded conversion feature	(8,327)	—
Discount related to the warrant purchase option	(842)	(966)
Lender’s financing costs	(954)	(1,095)

	$11,883	$18,209

     The debt discount, lender’s finance costs, deferred financing costs and amounts attributed to derivative instruments are being amortized to interest expense over the life of the Convertible Notes using an interest method to yield an effective interest rate of 39.4%.
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
     The Convertible Notes provide for various events of default. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver from time to time, the latest being received November 3, 2009 and is in effect for a period greater than one year; as such the Convertible Notes have been classified as long-term.
Novartis Note. The Convertible Promissory Note due December 1, 2009, issued by us to Novartis on December 1, 2004 (the “Novartis Note”), in accordance with and pursuant to the terms and conditions therein. The Novartis Note was issued in a private placement transaction pursuant to Section 4(2) of the Securities Act in connection with a new research collaboration option relating to the development of PTH-1-34. The Novartis Note currently bears interest at a rate of 7%. The Novartis Note is convertible at our option, if and when we elect to so convert, at any time prior to maturity on December 1, 2009 into that number of shares of our common stock equal to the outstanding principal and accrued and unpaid interest thereon divided by the conversion price, which conversion price is equal to the average of the highest bid and lowest ask prices of our common stock as quoted on the Over-The-Counter Bulletin Board (“OTCBB”) averaged over a period of twenty (20) days, consisting of the day on which the conversion price is being determined and the nineteen (19) consecutive business days prior to such day, provided certain conditions contained in the Novartis Note are met. Those conditions include that, at the time of such conversion, no event of default under the Novartis Note has occurred and is continuing and that there is either an effective registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144. Based on the price per share of our common stock on September 30, 2009, the Novartis Note is convertible into 15,560,566 shares of our common stock, assuming Novartis does not exercise their right to limit the number of shares issued to it upon conversion of the Novartis Note such that the shares of common stock they receive upon conversion do not exceed 19.9% of the total shares of our common stock outstanding.
7. Derivative Instruments
     Derivative instruments consist of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)

Elan Warrants	$276	$—
MHR Convertible Note	3,800	—
March 2005 Equity financing warrants	47	31
MHR 2006 warrants	137	115
August 2007 Equity financing warrants	100	121
August 2009 Equity financing warrants	3,431	—
August 2009 Equity financing warrants to placement agent	230	—

	$8,021	$267

Elan Warrant. In connection with a restructuring of debt in March 2005, we issued to Elan a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88. The warrant provides for adjustment of the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrant. The anti-dilution feature of the warrant was triggered in connection with the August 2007 financing, resulting in an adjustment to the exercise price to $3.76. The anti-dilution feature of the warrant was triggered again in connection with the August 2009 financing, resulting in an adjustment to the exercise price to $0.4635. As of September 30, 2009 the warrant remains outstanding and expires on September 30, 2010. The Company adopted the provisions of FASB ASC 815-40-15-5 effective January 1, 2009. Under FASB ASC 815-40-15-5 the warrant is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The adoption of FASB ASC 815-40-15-5 requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for derivative financial instruments. The fair value of the warrant is estimated at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2009 are a closing stock price of $0.76, expected volatility 128.27% over the remaining term of one year and a risk-free rate of 0.40%. The fair value of the warrant increased by $0.03 million and $0.16 million during the three and nine month periods ended September 30, 2009, respectively, which has been recognized in the accompanying statements of operations.
Embedded Conversion Feature of MHR Convertible Note. The Company’s convertible notes due to MHR contain a provision whereby, the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. The Company adopted the provisions of FASB ASC 815-40-15-5 effective January 1, 2009. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The adoption of FASB ASC 815-40-15-5 requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for derivative financial instruments. The liability has been presented as a non-current liability to correspond with its host contract, the MHR convertible note. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2009 are a closing stock price of $0.76, expected volatility 100.0% over the remaining term of three years and a risk-free rate of 1.45%. The fair value of the embedded conversion feature increased by $0.58 million and $0.53 million during the three and nine month periods ended September 30, 2009, respectively, which has been recognized in the accompanying statements of operations.
March 2005 Equity Financing Warrants. In connection with the March 2005 offering, Emisphere sold warrants to purchase 1.5 million shares of common stock to MHR and other unrelated investors. The warrants were originally issued with an exercise price of $4.00 and expire on March 31, 2010. The warrants provide for certain anti-dilution protection. Warrants to purchase up to 1,010,631 shares of common stock provide that under no circumstances will the adjusted exercise price be less than $3.81. The remaining warrants do not limit adjustments to the exercise price. The anti-dilution feature of the warrants was triggered in connection with the August 2007 financing, resulting in an increase to the warrant shares of 4,838, as well as an adjustment to the exercise price. The anti-dilution feature of the warrants was triggered again in connection with the August 2009 financing, resulting in an increase to the warrant shares of 43,167 and a further adjustment to the exercise price. At September 30, 2009, there are outstanding warrants to purchase up to 1,398,005 shares of common stock. The adjusted exercise price for 1,010,631 of the warrants is $3.81 and for the 387,374 warrants held by MHR (“MHR 2005 Warrants”) is $3.76. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2009 are a closing stock price of $0.76, expected volatility of 120.25% over the remaining term of nine months and a risk-free rate of 0.19%. The fair value of the warrants increased by $0.22 million $0.10 million during the three and nine months ended September 30, 2009, respectively which has been recognized in the accompanying statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.

MHR 2006 Warrants. In connection with the exercise in April 2006 of the MHR Purchase Option discussed in Note 6 above, the Company issued warrants for 617,211 shares to MHR for proceeds of $0.6 million. The MHR 2006 Warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The MHR 2006 Warrants have the same terms as the August 2007 equity financing warrants (see below), with no limit upon adjustments to the exercise price. The anti-dilution feature of the MHR 2006 Warrants was triggered in connection with the August 2007 equity financing, resulting in an adjusted exercise price of $3.76. The MHR 2006 Warrants contain the same potential cash settlement provisions as the August 2007 equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrants is estimated, at the end of each quarterly period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2009 are a closing stock price of $0.76, expected volatility of 109.41% over the remaining term of two years and a risk-free rate of 1.00%. The fair value of the MHR warrants decreased by $0.08 million and $0.00 during the three and nine months ended September 30, 2009, respectively, which has been recognized in the accompanying statements of operations. The MHR warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 6 for a further discussion of the MHR Note.
August 2007 Equity Financing Warrants. In connection with the August 2007 offering, Emisphere sold warrants to purchase up to 400,000 shares of common stock. Of these warrants to purchase 400,000 shares, warrants to purchase 91,073 shares were sold to MHR. These warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The warrants provide for certain anti-dilution protection as provided therein. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The warrants were accounted for with an initial value of $1.0 million on August 22, 2007. The assumptions used in computing the fair value as of September 30, 2009 are a closing stock price of $0.76, expected volatility of 106.86% over the remaining term of two years and eleven months and a risk-free rate of 1.48%. The fair value of the warrants decreased by $0.06 million and $0.02 million during the three and nine months ended September 30, 2009 and the fluctuations have been recorded in the statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2009 Equity Financing Investors Warrants. In connection with the August 2009 offering, Emisphere sold warrants to purchase 6.4 million shares of common stock to MHR (3.7 million) and other unrelated investors (2.7 million). The warrants were issued with an exercise price of $0.70 and expire on August 21, 2014. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2009 are a closing stock price of $0.76, expected volatility of 88.53% over the remaining term of four years and eleven months and a risk-free rate of 2.31%. The fair value of the warrants were valued at $4.24 million at their commitment date of August 19, 2009 and decreased by $0.81 through September 30, 2009 and the fluctuation has been recorded in the statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2009 Equity Financing Placement Agent Warrants. In connection with the August 2009 offering, Emisphere issued to the placement agent, as part of the compensation for acting as placement agent for the August 2009 financing, warrants to purchase 504,000 shares of common stock. The warrants were issued with an exercise price of $0.875 and expire on October 1, 2012. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the warrants have been accounted for as a liability. The fair value of the warrants are estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2009 are a closing stock price of $0.76, expected volatility of 99.89% over the remaining term of three years and a risk-free rate of 2.31%. The fair value of the warrants were valued at $0.29 million at their commitment date of August 19, 2009 and decreased by $0.06 through September 30, 2009 and the fluctuation has been recorded in the statements of operations. The fair value of the Placement Agent Warrants was deemed to be a cost of the financing and accounted for as a reduction in the proceeds. The warrants will be adjusted to estimated fair value for each future period they remain outstanding.
8. Net loss per share
     The following table sets forth the information needed to compute basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands except per share		(in thousands except per share
	data)		data)
Basic and Diluted net loss	$(4,037)	$(5,100)	$(13,641)	$(16,685)
Basic and Diluted weighted average common shares outstanding	35,695,769	30,338,174	32,188,554	30,337,442
Basic and Diluted net loss per share	$(0.11)	$(0.17)	$(0.42)	$(0.55)
     For the three and nine months ended September 30, 2009 and 2008, certain potential shares of common stock have been excluded from diluted loss per share because their effects on diluted loss per share were determined to have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	At September 30,
	2009	2008
Options to purchase common shares(a)	2,878,816	2,382,057
Outstanding warrants	9,934,253	2,972,049
Novartis convertible note payable	15,560,566	5,998,406
MHR note payable	5,821,584	5,217,787

	34,195,219	16,570,299

(a)	Options to purchase common shares for the three months ended September 30, 2009 have been decreased to exclude options to purchase 1,060,000 shares with a weighted average exercise price of $26.79 previously granted to our former Chief Executive Officer, Michael Goldberg, M.D., in accordance with the interim decision received on September 13, 2009, in the arbitration brought by Dr. Goldberg. Those Options had been included in the Company’s quarterly report for the period ended June 30, 2009 in accordance with a prior interim decision in the arbitration received on July 7, 2009. Dr. Goldberg brought such arbitration on March 22, 2007, asserting that his termination was without cause following a change in control. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. However, on September 13, 2009, the arbitrator issued an interim award in favor of Dr. Goldberg for a total amount of $1,030,891, plus interest, which includes his claims for severance and certain other items but denied his claims relating to a change-in-control benefit, options, bonuses and certain other claims. For more information regarding this matter, see “LEGAL PROCEEDINGS” in Part II, Item 1 of this Quarterly Report.
9. Stockholders Deficit
     On August 22, 2009, we completed the sale of 5,714,286 shares of common stock and 2,685,714 warrants to purchase shares of common stock to certain institutional investors for gross proceeds of $4,000,000. Also, on August 22, 2009, we completed the sale of 6,015,037 shares of common stock and 3,729,323 warrants to purchase shares of common stock to MHR for gross proceeds of $4,000,000. Both the investor warrants and the MHR warrants expire on August 21, 2014 and have an exercise price of $0.70. Proceeds from this offering were $7.30 million, net of cash issuance costs of $0.70 million. Additional issuance costs consisted of $0.29 million from the issuance of 504,000 warrants issued to a placement agent (see Note 7).
10. Comprehensive Income and Loss
     Comprehensive income (loss) is a measure of all changes in stockholders deficit of the Company that result from recognized transactions and other economic events of the period other than transactions with owners. For all periods presented, the reported net loss was the same as comprehensive loss.
11. Commitments and Contingencies
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

Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. In these agreements, we generally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2009.
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
     In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. Dr. Goldberg’s employment agreement provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty-four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provided that in the event he is terminated with cause, he will receive no additional compensation. During the year ended December 31, 2007, the Company accrued the estimated costs to settle this matter. In February 2008, the Company received $0.5 million as a result of a cancellation of a split dollar life insurance policy on Dr. Goldberg. Dr. Goldberg claimed approximately $0.2 million was due him as a return of policy premium. In June 2008, Dr. Goldberg commenced a separate lawsuit in the New York State Supreme Court (New York County) claiming that the Company breached his employment agreement by not remitting to Dr. Goldberg that portion of the cash value of the life insurance policy. On January 29, 2009, after transfer from the New York State Supreme Court (New York County) to an independent arbitrator, the Company received a finding from such arbitrator awarding a partial summary judgment to Dr. Goldberg for compensatory damages in an amount equal to $240,101. The company paid Dr. Goldberg such amount on February 5, 2009. On July 7, 2009, the Company received an interim decision and award in the arbitration brought by Dr. Goldberg, against the Company which found that Dr. Goldberg’s termination in 2007 was not for cause under the terms of his employment agreement and dismissed the Company’s counterclaims and affirmative defenses. Based on the July 7, 2009 interim decision, the Company increased the estimated cost to settle this matter by adding $0.4 million non-cash compensation expense during the three month period ending June 30, 2009. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. On September 13, 2009, the arbitrator issued an interim award in favor of Dr. Goldberg for a total amount of $1,030,891, plus interest, which includes his claims for severance and certain other items but denied his claims relating to a change-in-control benefit, options, bonuses and certain other claims. As a result of the September 13, 2009 interim award, the Company adjusted its estimate of costs to settle this matter to $1,040,000. The arbitrator has not yet determined the amount, if any, of Dr. Goldberg’s attorney’s fees that he is entitled to receive from the Company. Dr. Goldberg is seeking $1.4 million in attorney’s fees. The Company is evaluating its options with respect to the interim awards. If the awards are upheld and confirmed in court, the Company will be required to pay the final amount due to Dr. Goldberg. It is impossible to predict with certainty the ultimate impact the resolution of this matter will have on our financial statements. It is possible that additional costs could be incurred to resolve the matter and such costs could be material. The ultimate resolution could have a material adverse impact on our financial statements.

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
     The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and books accruals to account for its probable and estimable future costs accordingly.
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
     Excluding the impact of the Lease Termination Agreement discussed below, during the nine months ended September 30, 2009, we made approximately $170 thousand in net rental payments (calculated at net present value) on the Tarrytown property and made termination payments of approximately $104 thousand which represented employee severance and benefits charges. The restructuring liability was reduced by these amounts.
     On April 29, 2009, the Company entered into a Lease Termination Agreement with BMR pursuant to which the Company and BMR terminated the lease of space at 765 and 777 Old Saw Mill River Road in Tarrytown, New York. The Company had previously announced its decision to close its research and development facility located on the Lease Premises in an effort to improve operational efficiency and to strengthen its financial foundation. Pursuant to the Agreement, the Lease was terminated effective as of April 1, 2009. The Agreement provides that the Company shall make the following payments to BMR: (a) One Million Dollars, payable upon execution of the Agreement, (b) Five Hundred Thousand Dollars, payable six months after the execution date of the Agreement, and (c) Seven Hundred Fifty Thousand Dollars, payable twelve months after the execution date of the Agreement. Consequently, the restructuring liability was adjusted to reflect the terms of the Lease Termination Agreement, resulting in a $353 thousand reduction in the liability and restructuring costs during the three months ended March 31, 2009. Adjustments to the restructuring liability and restructuring costs result in an improvement in the net loss and net loss per share of $0.35 million and $0.01 respectively for the nine months ended September 30, 2009.
Adjustments to the restructuring liability are as follows ($ thousands):

	Liability at	Cash	Adjustments to	Liability at
	December 31, 2008	Payments	the Liability	September 30, 2009
Lease restructuring expense	$2,772	$(1,170)	$(353)	$1,249
Employee severance and related costs	108	(104)	—	4

	2,880	(1,274)	(353)	1,253

12. Income Taxes
     The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008 and September 30, 2009, the Company had no accruals for interest or penalties related to income tax matters. For the three months ended September 30, 2009 and 2008, the effective income tax rate was 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 35% is attributable to state tax benefits and tax credits offset by changes in the deferred tax valuation allowance.
13. New Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) ratified the final consensuses for ASC 815-40-15-5 “Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock” (“ASC 815-40-15-5”). ASC 815-40-15-5 became effective for fiscal years beginning after December 15, 2008. The Company adopted ASC 815-40-15-5 on January 1, 2009. See Note 2 for additional information.
     Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
     Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The Company does not believe ASC 805 will have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations — Identifiable Assets, Liabilities and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe ASC 805-20 will have a material impact on the Company’s future financial statements.
     Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures — Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.

     Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.
     Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments — Overall — Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.
     Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events — Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s results of operations or financial condition.
     Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software ) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.
14. Fair Value
     In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 ($ thousands):

	Level 2
	September 30,	December 31,
	2009	2008
Derivative instruments (short term)	$4,221	$267
Derivative instruments (long term)	3,800	—

Total	8,021	267

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
      We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2009, the carrying value of the notes payable and accrued interest was $24.3 million. The MHR Convertible Notes, which are due on September 26, 2012, yield an effective interest rate of 39.4%. The Novartis Note, which is due December 1, 2009, currently bears interest at a rate of 7%. Refer to Note 6 of these financial statements for more information about the Company’s notes payable.
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
16. Subsequent Events
     The Company has evaluated subsequent events through November 9, 2009, the date on which financial statements were issued, and has determined that there are no subsequent events that require adjustments to the financial statements for the quarter ended September 30, 2009.
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
General
     Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules or nutritional supplements using its Eligen® Technology. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by increasing the onset of action. The Eligen® Technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology can make it possible to orally deliver certain therapeutic molecules without altering their chemical form or biological integrity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect.
     Since our inception in 1986, substantial efforts and resources have been devoted to understanding the Eligen® Technology and establishing a product development pipeline that incorporated this technology with selected molecules. Although no products have been commercialized to date, on October 8, 2009, the Company announced that it is introducing and launching its first commercially available product, oral Eligen® B12 (100 mcg). Oral Eligen® B12 (100 mcg),which has been specifically developed to help improve Vitamin B12 absorption and bioavailability with a patented formulation, in partnership with Life Extension®. Life Extension® will have certain exclusivity in the USA for distribution via the internet and also at specialty health food and nutritional retail outlets including: The Vitamin Shoppe, GNC and Vitamin World. Oral Eligen® B12 (100mcg) tablets will be available starting November 2009. Since 2007 our research and investment has been placed behind both the pipeline and the advancement of the Eligen® technology. Further development and exploration of the technology entail risk and operational expenses. However, we have made significant progress on refocusing our efforts on strategic development initiatives and cost control and continue to aggressively seek to reduce non-strategic spending.
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
     The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During the second quarter 2009, we continued to develop our product pipeline utilizing the Eligen® Technology with prescription and nonprescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation.
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
     Novartis and its partner, Nordic Bioscience, issued study results in which twice-daily oral salmon calcitonin using Emisphere’s proprietary Eligen® Drug Delivery Technology significantly suppressed markers of cartilage and bone degradation versus placebo in men and women with osteoarthritis, the most common form of arthritis. The study, a Phase I, placebo-controlled, double-blind, double-dummy, randomized, gender-stratified clinical trial, was conducted on behalf of Emisphere’s partner Novartis Pharma AG by

Nordic Bioscience, and published online in the September 2009 issue of Osteoarthritis and Cartilage. A total of 73 male and female subjects aged 57 to 75 years with painful osteoarthritis of the knee received twice-daily 0.6 mg or 0.8 mg doses of oral salmon calcitonin with the Eligen® Technology or placebo administered over 14 days. Doses of 0.8mg compared with 0.6mg produced significantly higher Cmax and AUC(0-4 hrs), of calcitonin, P=0.03. This resulted in significant reductions in CTX-I and CTX-II which are biochemical markers of bone degradation and of cartilage degradation, respectively. Gender had no observable influence on results. Oral sCT doses were well tolerated; 44 adverse events and no serious adverse events were reported in this study. For further details please consult the original publication which is available online (Karsdal MA et al; The effect of oral salmon calcitonin delivered with 5-CNAC on bone and cartilage degradation in osteoarthritic patients: a 14-day randomized study; Osteoarthritis and Cartilage; available online September 1, 2009). Emerging data continue to indicate oral salmon calcitonin in combination with the Company’s absorption-enhancing Eligen® Technology may be a potential therapeutic option for women and men with osteoarthritis, which affects more than 20 million people in the United States.
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
     Study results demonstrating that a single dose of the novel oral parathyroid hormone PTH1-34, which utilizes Emisphere’s proprietary Eligen® Drug Delivery Technology and absorption-enhancer carrier molecule 5-CNAC, achieved potentially therapeutically relevant exposure and safety profiles similar to those of the currently available injectable formulation in healthy postmenopausal women. The results, from a single-center, partially blinded, incomplete cross-over study conducted by Emisphere’s partner Novartis Pharma AG, were presented Monday, October 19, 2009 in a poster session at the 73rd Annual Scientific Meeting of the American College of Rheumatology in Philadelphia. This study, designed to assess the exposure and safety of orally administered doses of PTH1-34 and different amounts of the absorption enhancer 5-CNAC was conducted in 32 healthy postmenopausal women. The subjects were randomized to receive a single dose of placebo, 20 mg of subcutaneously injected parathyroid hormone PTH1-34 (Forteo®), or one of several orally administered doses of PTH1-34 formulated with either 100 or 200 mg of Emisphere’s absorption-enhancer 5-CNAC. While all doses of oral PTH1-34 were rapidly absorbed and showed appreciable blood concentrations in a dose-dependent manner, the 2.5 and 5 mg doses of oral PTH1-34 containing 200 mg 5-CNAC achieved exposure levels closest to those of 20 mg injectable PTH1-34, with a comparable incidence of adverse events. Ionized calcium remained within normal limits in all treatment groups. The results of this study indicates we may be able to provide women with postmenopausal osteoporosis a more convenient oral option for parathyroid hormone therapy, which is now available only as an injection. There were no serious adverse events in the study. Nine participants withdrew from the study due to treatment-related AEs. Of those, five (one on placebo, one on Forteo® and three on either 2.5 or 5 mg PTH1-34) withdrew because of symptomatic hypotension. Three patients on either 2.5 or 5 mg PTH1-34 withdrew because of delayed vomiting. One patient on 2.5mg PTH1-34 (100 mg 5-CNAC) withdrew because of symptomatic, but unconfirmed, hypercalcemia. PTH is produced by the parathyroid glands to regulate the amount of calcium and phosphorus in the body. When used therapeutically, it increases bone density and bone strength to help prevent fractures. It is approved to treat osteoporosis, a disease associated with a gradual thinning and weakening of the bones that occurs most frequently in women after menopause. Untreated postmenopausal osteoporosis can lead to chronic back pain, disabling fractures, and lost mobility.
     Research using the Eligen® Technology and GLP-1, a potential treatment for Type 2 diabetes is being conducted by Novo Nordisk A/S (“Novo Nordisk”) and by Dr. Christoph Beglinger, M.D., an independent medical researcher at University Hospital in Basel,

Switzerland. We had previously conducted extensive tests on oral insulin for Type 1 diabetes and concluded that a more productive pathway is to move forward with GLP-1 and its analogs, an oral form of which might be used to treat Type 2 diabetes and related conditions. Consequently, on June 21, 2008 we entered into an exclusive Development and License Agreement with Novo Nordisk focused on the development of oral formulations of Novo Nordisk’s proprietary GLP-1 receptor agonists. Novo Nordisk’s development efforts are in the early preclinical stage. Additionally, a second early stage human study of an oral formulation that combines PYY and native GLP-1 with Emisphere’s proprietary delivery agent known as SNAC was conducted at University Hospital in Basel, Switzerland by Professor Beglinger. The study demonstrated the oral delivery of the GLP-1 peptide was safe and effective and that the oral formulation of GLP-1 stimulated an early increase in fasting insulin and a decrease in fasting glucose as compared to placebo.
     An article published in the September 2009 issue of Clinical Pharmacology and Therapeutics, describes previously reported findings of an independent clinical study designed to assess the pharmacokinetics, pharmacodynamics (PK/PD) and safety of oral administration of the peptide GLP-1 utilizing Emisphere’s Eligen® carrier technology. The study was conducted at the University Hospital in Basel, Switzerland by Professor Christoph Beglinger, of the Clinical Research Center, Department of Biomedicine Division of Gastroenterology, and Department of Clinical Pharmacology and Toxicology at the hospital. The paper, titled “Orally Administered Glucagon-Like Peptide-1 Affects Glucose Homeostasis Following an Oral Glucose Tolerance Test in Healthy Male Subjects,” was published by Steinert, et.al. Publication of this data in a prominent peer reviewed journal underscores the potential of the Eligen® Technology to transform oral peptide delivery. Specifically, the data further supports the concept of the potential advantages of utilizing GLP-1 and similar molecules as therapeutic agents in the treatment of Type 2 diabetes. As described in the publication, a randomized, double-blind, placebo-controlled, two-way crossover trial was conducted in 16 healthy male subjects between the ages of 20 and 43. The study was designed to investigate the PK/PD effects of a single dose (2 mg) of oral GLP-1 formulated with Emisphere’s Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (“SNAC”) carrier (150 mg) administered 15 minutes prior to an oral glucose tolerance test. The published data show that the orally administered peptide, when administered with Emisphere’s SNAC® carrier, is rapidly absorbed from the gut, leading to tenfold higher plasma concentrations compared to control. The pharmacodynamic effects were consistent with the known pharmacology of GLP-1, resulting in significantly increased basal insulin release (P< 0.027), and marked effects on glucose levels. The postprandial glucose peak was delayed with GLP-1, suggesting an effect on gastric emptying. No adverse events were reported.
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
     The data from our first Eligen® B12 clinical study demonstrates a new, more bioavailable oral form of vitamin B12 and a potential new avenue for addressing the problems with B12 supplementation. Eligen® B12 avoids the normal specialized absorption process that limits absorption of vitamin B12 from current formulations. By circumventing the current absorption process, Eligen® B12 may present an opportunity to reduce the potential uncertainty associated with oral megadoses of vitamin B12 and may reduce the substantial number of injections being taken by millions of individuals.
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
     On October 8, 2009, the Company announced that it is introducing and launching its first commercially available product, oral Eligen® B12 (100 mcg). Oral Eligen® B12 (100 mcg), has been specifically developed to help improve Vitamin B12 absorption and bioavailability with a patented formulation. Life Extension® will have certain exclusivity in the USA for distribution via the internet and also at specialty health food and nutritional retail outlets including; The Vitamin Shoppe, GNC and Vitamin World. Oral Eligen® B12 (100mcg) tablets will be available starting November of this year. Financial terms of the agreement were not disclosed.
     On November 2, 2009, the Company announced that interim data from an ongoing study demonstrated its high-dose oral Eligen® B12 (1000mcg) performed as well as or better than B12 injections in individuals with Vitamin B12 deficiency. Normal levels of serum B12 and active B12 were achieved by 100 percent of those study participants who have currently taken Eligen® B12 (1000mcg) 15 days into the 90-day study when the first blood samples were taken. As part of an interim analysis in this randomized, multi-center study, levels of serum B12, active B12, homocysteine and methyl malonic acid were measured on day 15, at which point a total of 18 participants (8 on IM injection and 10 on oral) had received either five 1000mcg intramuscular injections of Vitamin B12 or once daily tablets of oral Eligen® B12 (1000mcg). Study subjects taking Eligen® B12 also saw a marked decrease in homocysteine, which is a known risk factor for cardiovascular disease. These interim data with high-dose oral Eligen® B12 open up a real potential for replacing an injection with an oral, which has never been done before with B12 due to challenges with absorption and bioavailability. Availability of a needle free but highly efficacious B12 product would be a significant benefit for the millions of individuals under medical supervision for B12 deficiency. This clinical study with Eligen® B12 (1000mcg) is expected to be completed within the first half of 2010. Upon completion of this study the high dose Eligen® B12 product (1000 mcg) should compete directly with the standard high dose B12 injection currently administered to millions of individuals under medical supervision for B12 deficiency. It is estimated that between 30 and 40 million high dose injections of B12 are given each year in the U.S. alone and over 250 million such injections are given worldwide. Emisphere’s Eligen® B12 product (1000mcg) is planned to be available in 2010. Oral Eligen® B12 and the foregoing statements have not been evaluated by the Food and Drug Administration. Oral Eligen® B12 is not intended to diagnose, treat, cure, or prevent any disease.
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
Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008:

	Three Months Ended
	September 30,
	2009	2008	Change
	(in thousands)
Revenue	$—	$77	$(77)
Operating expenses	$3,393	$5,817	$(2,424)
Operating loss	$(3,393)	$(5,740)	$(2,347)
Other income (expense)	$(644)	$640	$(1,284)
Net loss	$(4,037)	$(5,100)	$1,063

Revenue decreased $0.08 million for the three months ended September 30, 2009 compared to the same period last year because receipts from partnerships are classified as deferred revenue since all revenue recognition criteria have not yet been met.
Operating expenses decreased $2.4 million or 42% for the three months ended September 30, 2009 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(1,132)
Decrease in professional fees	(225)
Decrease in occupancy costs	(1,194)
Increase in clinical costs	310
Decrease in depreciation and amortization	(72)
Decrease in other costs	(111)

$(2,424)

     Human resource costs declined 48% commensurate with the December 2008 reduction in headcount.
     Professional fees decreased 16% primarily due to the elimination of outside consultants at our laboratory facilities in Tarrytown, NY and a reduction to our contracted audit fees for 2009.
     Occupancy costs decreased 93% primarily due to the closure of our laboratory facilities in Tarrytown, NY in December 2008.
     Clinical costs increased 266% due to clinical testing programs and outside lab fees related to oral formulations of the PYY and GLP-1 combination and B12.
     Depreciation and amortization costs decreased 38% due to the sale of laboratory equipment and the write off of certain leasehold improvements in connection with the above referenced closure of the Tarrytown facility.
     Other costs decreased 24% due to the reduction in headcount and closure of Tarrytown facility
     Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	September 30,
	2009	2008
Human resource costs, including benefits	36%	41%
Professional fees for legal, intellectual property, accounting and consulting	34%	24%
Occupancy for our laboratory and operating space	3%	22%
Clinical costs	13%	2%
Depreciation and amortization	4%	3%
Other	10%	8%
Other expense increased $1.3 million for the three months ended September 30, 2009 in comparison to the same period last year primarily due to a $0.4 million decrease in the change in fair value of derivative instruments due to relative changes in stock price, approximately $0.5 million increase in interest expense in connection with the adoption of ASC 815-40-15-5 and approximately $0.3 million decrease in sublease income in connection with the termination of the Lease Agreement and sub-leases for our laboratory facilities in Tarrytown, NY.
As a result of the above factors, we had a net loss of $4.0 million for the three months ended September 30, 2009, compared to a net loss of $5.1 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008:

	Nine Months Ended
	September 30,
	2009	2008	Change
	(in thousands)
Revenue	$—	$246	$(246)
Operating expenses	$11,050	$18,343	$(7,293)
Operating loss	$(11,050)	$(18,097)	$7,047
Other income (expense)	$(2,591)	$1,412	$(4,003)
Net loss	$(13,641)	$(16,685)	$3,044
Revenue decreased $0.25 million for the nine months ended September 30, 2009 compared to the same period last year because receipts from partnerships are classified as deferred revenue since all revenue recognition criteria have not yet been met.
Operating expenses decreased $7.3 million or 40% for the nine months ended September 30, 2009 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(3,839)
Increase in professional fees	164
Decrease in occupancy costs	(2,220)
Increase in clinical costs	600
Decrease in depreciation and amortization	(215)
Decrease in other costs	(1,783)

$(7,293)

     Human resource costs declined 47% commensurate with the December 2008 reduction in headcount.
     Professional fees increased 4% primarily due to increases in legal fees.
     Occupancy costs decreased 67% due to the closure of our laboratory facilities in Tarrytown, NY in December 2008.
     Clinical costs increased 82% due to clinical testing programs and outside lab fees related to oral formulations of the PYY and GLP-1 combination and B12.
     Depreciation and amortization costs decreased 33% due to the sale of laboratory equipment and the write off of certain leasehold improvements in connection with the above referenced closure of the Tarrytown facility.
     Other costs decreased 122% due primarily to a net $0.82 million gain on the sale of laboratory equipment for the nine months ended September 30, 2009 versus September 30, 2008 offset by $0.2 million in settlements of litigation. Without the sale of laboratory equipment, other costs would have decreased 65% due to the reduction in headcount and closure of Tarrytown facility.
     Our principal operating costs include the following items as a percentage of total operating expenses:

	Nine Months Ended
	September 30,
	2009	2008
Human resource costs, including benefits	39%	45%
Professional fees for legal, intellectual property, accounting and consulting	38%	22%
Occupancy for our laboratory and operating space	10%	18%
Clinical costs	12%	4%
Depreciation and amortization	4%	3%
Other	-3%	8%
Other expense increased $4.0 million for the nine months ended September 30, 2009 in comparison to the same period last year primarily due to a $1.0 million decrease in sale of patent to Mannkind ($1.5M in 2008 vs. $0.5M in 2009), a $1.0 million decrease in the change in fair value of derivatives due to relative changes in stock price, a $0.5 million decrease in investment and sublease income in connection with the termination of the Lease Agreement and subleases for our laboratory facilities in Tarrytown, NY, and a $1.5 million increase in interest expense as a result of the implementation of ASC 815-40-15-5 which became effective January 1, 2009.
As a result of the above factors, we had a net loss of $13.6 million for the nine months ended September 30, 2009, compared to a net loss of $16.7 million for the nine months ended September 30, 2008.
Liquidity and Capital Resources
     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2009, our accumulated deficit was approximately $429.1 million and our stockholders deficit was approximately $40.5 million. Our net loss and operating loss was $4.0 million and $3.4 million, respectively for the three months ended September 30, 2009 compared to net loss and net operating loss of $5.1 million and $5.7 million respectively for the three months ended September 30, 2008. Our net loss and net operating loss for the nine months ended September 30, 2009 were $13.6 million and $11.1 million respectively compared to $16.7 million and $18.1 million net loss and net operating loss for the nine months ended September 30, 2008, respectively.
     We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 30, 2009 total cash was $7.2 million including restricted cash of $0.26 million. As of June 30, 2009, we had approximately $1.5 million in cash and restricted cash. The change in cash relates to $7.3 million net cash provided by financing activities offset by the net loss and by changes in accounts payable and non-cash items. Approximately $12.5 million is due as payment of the Novartis Note on December 1, 2009. The Novartis Note is convertible at our option, if and when we elect to so convert, at any time prior to maturity on December 1, 2009 into that number of shares of our common stock equal to the outstanding principal and accrued and unpaid interest thereon divided by the conversion price, which conversion price is equal to the average of the highest bid and lowest ask prices of our common stock as quoted on the Over-The-Counter Bulletin Board (“OTCBB”) averaged over a period of twenty (20) days, consisting of the day on which the conversion price is being determined and the nineteen (19) consecutive business days prior to such day, provided certain conditions contained in the Novartis Note are met. Those conditions include that, at the time of such conversion, no event of default under the Novartis Note has occurred and is continuing and that there is either an effective registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144. Based on the price per share of our common stock on October 16, 2009, the Novartis Note is convertible into 15,560,566 shares of our common stock, assuming Novartis does not exercise their right to limit the number of shares issued to it upon conversion of the Novartis Note such that the shares of common stock they receive upon conversion do not exceed 19.9% of the total shares of our common stock outstanding.
     Assuming we will be able to satisfy our obligation under the Novartis Note, which is due December 1, 2009 by some means other than the use of our existing capital resources, we anticipate that those existing capital resources, without implementing additional cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners or our products, will enable us to continue operations through approximately February 2010. Currently, the Company does not have sufficient funds to repay the Novartis Note in cash. If the Company is unable to satisfy the terms of the Novartis Note before December 1, 2009, the Company would be in default and could be forced into bankruptcy. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 included a going concern explanatory paragraph.
     Our business will require substantial additional investment that has not yet been secured. While our plan is to raise capital and to pursue partnering opportunities, we cannot be sure how much we will need to spend in order to develop market and manufacture new products and technologies in the future. Subject to raising adequate capital, we expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital and/or result in further dilution. Our failure to raise capital will have a serious adverse affect on our business, financial condition and results of operations, and would force us to cease operations. Upon ceasing operations we would be unable to pay in full our liabilities, would be in default of our notes payable and would likely seek bankruptcy protection.

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
Off-Balance Sheet Arrangements
     As of September 30, 2009, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three months ended September 30, 2009.
Critical Accounting Estimates
     Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 and Form 10-K/A filed with the SEC on April 30, 2009, for detailed explanations of its critical accounting estimates which have not changed significantly during the period ended September 30, 2009.
New Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) ratified the final consensuses for ASC 815-40-15-5 “Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock” (“ASC 815-40-15-5”). ASC 815-40-15-5 became effective for fiscal years beginning after December 15, 2008. The Company adopted ASC 815-40-15-5 on January 1, 2009. See Note 2 of the Financial Statements for additional information.
     Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
     Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The Company does not believe ASC 805 will have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations — Identifiable Assets, Liabilities and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe ASC 805-20 will have a material impact on the Company’s future financial statements.

     Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures — Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.
     Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.
     Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments — Overall — Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.
     Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events — Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s results of operations or financial condition.
     Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software ) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Fair Value of Warrants and Derivative Liabilities. At September 30, 2009, the estimated fair value of derivative instruments was $8.0 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

derivatives
(in thousands)
25% increase in stock price	$1,606
50% increase in stock price	3,311
5% increase in assumed volatility	258
25% decrease in stock price	(1,480)
50% decrease in stock price	(2,791)
5% decrease in assumed volatility	(260)
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
     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis. As of September 30, 2009, we did not maintain effective controls to ensure completeness and accuracy with regard to the proper recognition, presentation and disclosure of conversion features of certain convertible debt instruments and warrants. Specifically, we determined that ASC 815-40-15-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” had not been properly adopted on January 1, 2009 with regard to the conversion feature in our MHR convertible note and certain warrants issued in 2005. Consequently, we performed additional analysis and other post closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. Dr. Goldberg’s employment agreement provides, among other things, that in the event he is terminated without cause, Dr. Goldberg would be paid his base salary plus bonus, if any, monthly for a severance period of eighteen months or, in the event of a change of control, twenty-four months, and he would also be entitled to continued health and life insurance coverage during the severance period and all unvested stock options and restricted stock awards would immediately vest in full upon such termination. Dr. Goldberg’s employment agreement provided that in the event he is terminated with cause, he will receive no additional compensation. During the year ended December 31, 2007, the Company accrued the estimated costs to settle this matter. In February 2008, the Company received $0.5 million as a result of a cancellation of a split dollar life insurance policy on Dr. Goldberg. Dr. Goldberg claimed approximately $0.2 million was due him as a return of policy premium. In June 2008, Dr. Goldberg commenced a separate lawsuit in the New York State Supreme Court (New York County) claiming that the Company breached his employment agreement by not remitting to Dr. Goldberg that portion of the cash value of the life insurance policy. On January 29, 2009, after transfer from the New York State Supreme Court (New York County) to an independent arbitrator, the Company received a finding from such arbitrator awarding a partial summary judgment to Dr. Goldberg for compensatory damages in an amount equal to $240,101. The Company paid Dr. Goldberg such amount on February 5, 2009. On July 7, 2009, the Company received an interim decision and award in the arbitration brought by Dr. Goldberg against the Company which found that Dr. Goldberg’s termination in 2007 was not for cause under the terms of his employment agreement and dismissed the Company’s counterclaims and affirmative defenses. Based on the July 7, 2009 interim decision, the Company increased the estimated cost to settle this matter by adding $0.4 million non-cash compensation expense. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. On September 13, 2009, the arbitrator issued an interim award in favor of Dr. Goldberg for a total amount of $1,030,891, plus interest, which includes his claims for severance and certain other items but denied his claims relating to a change-in-control benefit, options, bonuses and certain other claims. As a result of the September 13, 2009 interim award, the Company adjusted its estimate of costs to settle this matter to $1,040,000. The arbitrator has not yet determined the amount, if any, of Dr. Goldberg’s attorney’s fees that he is entitled to receive from the Company. Dr. Goldberg is seeking $1.4 million in attorney’s fees. The Company is evaluating its options with respect to the interim awards. If the awards are upheld and confirmed in court, the Company will be required to pay the final amount due to Dr. Goldberg. It is impossible to predict with certainty the ultimate impact the resolution of this matter will have on our financial statements. It is possible that additional costs could be incurred to resolve the matter and such costs could be material. The ultimate resolution could have a material adverse impact on our financial statements.
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
ITEM 1A. RISK FACTORS
     The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are discussed from time to time in our filings with the SEC. In addition to the other information set forth in this report, you should carefully consider the following risk factors, which are further discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K and Form 10-K/A for the

year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2009, as amended on Form 10-Q/A, and on Form 10-Q for the quarter ended June 30, 2009, as amended on Form 10-Q/A. The Risk Factors included in the Form 10-K, Form 10-K/A, Forms 10-Q and Forms 10-Q/A from the first and second quarters 2009 have not materially changed, other than as provided below.
Financial Risks
•	We may not be able to make the payments we owe to Novartis Pharma AG.

Approximately $12.5 million is due as payment of the Novartis Note on December 1, 2009. The Novartis Note is convertible at our option, if and when we elect to so convert, at any time prior to maturity on December 1, 2009 into that number of shares of our common stock equal to the outstanding principal and accrued and unpaid interest thereon divided by the conversion price, which conversion price is equal to the average of the highest bid and lowest ask prices of our common stock as quoted on the Over-The-Counter Bulletin Board (“OTCBB”) averaged over a period of twenty (20) days, consisting of the day on which the conversion price is being determined and the nineteen (19) consecutive business days prior to such day, provided certain conditions contained in the Novartis Note are met. Those conditions include that, at the time of such conversion, no event of default under the Novartis Note has occurred and is continuing and that there is either an effective registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144. Based on the price per share of our common stock on September 30, 2009, the Novartis Note is convertible into 15,560,566 shares of our common stock, assuming Novartis does not exercise their right to limit the number of shares issued to it upon conversion of the Novartis Note such that the shares of common stock they receive upon conversion do not exceed 19.9% of the total shares of our common stock outstanding. If the Company is unable to satisfy the terms of the Novartis Note before December 1, 2009, the Company would be in default and could be forced into bankruptcy or otherwise to liquidate its assets. Any of these events would materially and adversely affect our business, financial condition and results of operations. Furthermore, in the event of our bankruptcy or liquidation, holders of common stock would not be entitled to receive any cash or other property or assets until holders of our debt securities and other creditors have been paid in full.

•	We have a history of operating losses and we may never achieve profitability.

•	We will need to raise capital soon and we may not be able to do so.

As discussed above, assuming we will be able to satisfy our obligation under the Novartis Note, which is due December 1, 2009 by some means other than the use of our existing capital resources, we anticipate that our existing cash resources will enable us to continue operations only through approximately February 2010, but prior to that time we will need to raise additional capital in order to meet our future obligations. There is no guarantee that we will be able to raise capital on favorable terms or at all, and we may be forced to cease operations at that time.

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

•	We have limited liquidity and, as a result, may not be able to meet our operating and debt service requirement including our obligations under our Novartis Note and MHR Convertible Notes.

Assuming we will be able to satisfy our obligation under the Novartis Note, which is due December 1, 2009 by some means other than the use of our existing capital resources, we anticipate that our existing cash resources will enable us to continue operations only through approximately February 2010, but will not be sufficient to meet our obligations thereafter, including but not limited to, our obligations to make (1) interest and principal payments under our convertible promissory note held by MHR (See “Risk Factors — We may not be able to meet the covenants detailed in the Convertible Notes with MHR Institutional Partners IIA LP, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy”), and (2) payments, including payment of related expenses, we may have to make to our former CEO (See “Risk Factors — A final decision against us in the arbitration brought by our former CEO would be detrimental to our business”). If we default on the payment of the interest and principal on our indebtedness, Novartis or MHR may seek to exercise their rights and remedies to obtain payment under the notes. Such actions on their part could force us to file a bankruptcy case or have an involuntary bankruptcy case filed against us or otherwise liquidate our assets. Any of these events would materially and adversely affect our business, financial condition and results of operations. Furthermore, in the event of our bankruptcy or liquidation, holders of common stock would not be entitled to receive any cash or other property or assets until holders of our debt securities and other creditors have been paid in full.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 contained a going concern explanatory paragraph.

•	We may not be able to meet the covenants detailed in the Convertible Notes with MHR Institutional Partners IIA LP, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy.

•	A final decision against us in the arbitration brought by our former CEO would be detrimental to our business.

On July 7, 2009, the Company received an interim decision and award in the arbitration brought by our former CEO Michael Goldberg, M.D. against the Company which found that Dr. Goldberg’s termination in 2007 was not for cause under the terms of his employment agreement and dismissed the Company’s counterclaims and affirmative defenses. Dr. Goldberg brought such arbitration on March 22, 2007, asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. On September 13, 2009, the arbitrator issued an interim award in favor of Dr. Goldberg for a total amount of $1,030,891, plus interest, which includes his claims for severance and certain other items but denied his claims relating to a change-in-control benefit, options, bonuses and certain other claims. As a result of the September 13, 2009 interim award, the Company adjusted its estimate of costs to settle this matter to $1,040,000. The arbitrator has not yet determined the amount, if any, of Dr. Goldberg’s attorney’s fees that he is entitled to receive from the Company. Dr. Goldberg is seeking $1.4 million in attorney’s fees. The Company is evaluating its options with respect to the interim awards. If the awards are upheld and confirmed in court, the Company will be required to pay the final amount due to Dr. Goldberg. Depending on the size of the final amount, we may be required to seek additional funding in order to continue to develop fully any new products or technologies. As discussed above, we cannot assure you that financing will be available when needed, or on favorable terms or at all.
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

We will continue to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. We concluded that our disclosure controls and procedures were not effective as of the three and nine months period ended September 30, 2009 as a result of a material weakness in our internal control over financial reporting, specifically we did not maintain effective controls to ensure completeness and accuracy with regard to the proper recognition, presentation and disclosure of conversion features of certain convertible debt instruments and warrants. As a result, the Company has concluded that there is a material weakness regarding the identification, evaluation, and adoption of applicable accounting guidance in a timely manner. If we are unable to remediate the noted deficiency or otherwise assert our internal control over financial reporting is effective as of the end of a fiscal year or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
     For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report for 2008 on Form 10-K as filed with the SEC on March 16, 2009, Form 10-K/A as filed with the SEC on April 30, 2009, Form 10-Q as filed with the SEC on May 7, 2009, as amended on Form 10-Q/A as filed with the SEC on October 21, 2009, and Form 10-Q as filed with the SEC on August 10, 2009, as amended on Form 10-Q/A as filed with the SEC on October 21, 2009.

ITEM 5. OTHER EVENTS
     On October 8, 2009, the Company announced that it is introducing and launching its first commercially available product, oral Eligen® B12 (100 mcg), in partnership with Life Extension®. Life Extension® will have certain exclusivity in the USA for distribution via the internet and also at specialty health food and nutritional retail outlets including; The Vitamin Shoppe, GNC and Vitamin World. Oral Eligen(R) B12 (100mcg) tablets are anticipated to be available starting November of this year. Financial terms of the agreement were not disclosed..
     On October 23, 2009, Franklin M. Berger resigned from the board of directors of the Company in order to focus more time on certain other business endeavors. No disagreement existed between Mr. Berger and the Company that resulted in his resignation.
     On November 5, 2009, Tim Rothwell was appointed as member of the board of directors to fill the vacancy left by Mr. Berger’s resignation.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

3.2(a)	By-Laws of Emisphere Technologies, Inc. as amended December 7, 1998 and September 26, 2005 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, and the Current Report on Form 8-K filed September 30, 2005).

3.2(b)	Amendment to the By-Laws, as amended, of Emisphere Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K filed September 14, 2008).

10.1	Placement Agency Agreement, dated August 19, 2009, by and among Emisphere Technologies, Inc. and Rodman & Renshaw, LLC (incorporated by reference to the Current Report on Form 8-K filed August 20, 2009).

10.2	Securities Purchase Agreement, dated August 19, 2009, by and among Emisphere Technologies, Inc. and the Purchasers named therein (incorporated by reference to the Current Report on Form 8-K filed August 20, 2009).

10.3	Securities Purchase Agreement, dated August 19, 2009, by and among Emisphere Technologies, Inc. and MHR Fund Management, LLC (incorporated by reference to the Current Report on Form 8-K filed August 20, 2009).

10.4	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and BAM Opportunity Fund LP (filed herewith).

10.5	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MOG Capital, LLC (filed herewith).

10.6	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP (filed herewith).

10.7	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP (filed herewith).

10.8	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP (filed herewith).

10.9	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP (filed herewith).

10.10	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Rodman & Renshaw, LLC (filed herewith).

10.11	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Benjamin Bowen (filed herewith).

10.12	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Noam Rubinstein (filed herewith).

Exhibit
Number	Description of Exhibit
10.13	Warrant adjustment notice between Emisphere Technologies, Inc. and Elan International Services, Ltd. dated October 20, 2009 (filed herewith).

10.14	Warrant adjustment notice between Emisphere Technologies, Inc. and NR Securities LTD dated October 22, 2009 (filed herewith).

10.15	Warrant adjustment notice between Emisphere Technologies, Inc. and Atticus European Fund, LTD dated October 22, 2009 (filed herewith).

10.16	Warrant adjustment notice between Emisphere Technologies, Inc. and Michael B. Targoff dated October 22, 2009 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.
Date: November 9, 2009	/s/ Michael V. Novinski
Michael V. Novinski
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

3.2(a)	By-Laws of Emisphere Technologies, Inc. as amended December 7, 1998 and September 26, 2005 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999, and the Current Report on Form 8-K filed September 30, 2005).

3.2(b)	Amendment to the By-Laws, as amended, of Emisphere Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K filed September 14, 2008).

10.1	Placement Agency Agreement, dated August 19, 2009, by and among Emisphere Technologies, Inc. and Rodman & Renshaw, LLC (incorporated by reference to the Current Report on Form 8-K filed August 20, 2009).

10.2	Securities Purchase Agreement, dated August 19, 2009, by and among Emisphere Technologies, Inc. and the Purchasers named therein (incorporated by reference to the Current Report on Form 8-K filed August 20, 2009).

10.3	Securities Purchase Agreement, dated August 19, 2009, by and among Emisphere Technologies, Inc. and MHR Fund Management, LLC (incorporated by reference to the Current Report on Form 8-K filed August 20, 2009).

10.4	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and BAM Opportunity Fund LP (filed herewith).

10.5	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MOG Capital, LLC (filed herewith).

10.6	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP (filed herewith).

10.7	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP (filed herewith).

10.8	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP (filed herewith).

10.9	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP (filed herewith).

10.10	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Rodman & Renshaw, LLC (filed herewith).

10.11	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Benjamin Bowen (filed herewith).

10.12	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Noam Rubinstein (filed herewith).

10.13	Warrant adjustment notice between Emisphere Technologies, Inc. and Elan International Services, Ltd. dated October 20, 2009 (filed herewith).

10.14	Warrant adjustment notice between Emisphere Technologies, Inc. and NR Securities LTD dated October 22, 2009 (filed herewith).

10.15	Warrant adjustment notice between Emisphere Technologies, Inc. and Atticus European Fund, LTD dated October 22, 2009 (filed herewith).

10.16	Warrant adjustment notice between Emisphere Technologies, Inc. and Michael B. Targoff dated October 22, 2009 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).