Form 10-Q
period 2010-03-31
EMISPHERE TECHNOLOGIES INC
filed 2010-05-17
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 1, 2010 was 42,927,109.

EMISPHERE TECHNOLOGIES, INC.
     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I
ITEM 1. FINANCIAL STATEMENTS
EMISPHERE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(in thousands, except share and per share data)

	March 31, 2010	December 31,
	(unaudited)	2009
Assets:
Current assets:
Cash and cash equivalents	$3,015	$3,566
Accounts receivable, net	4	158
Inventories	233	20
Prepaid expenses and other current assets	142	369

Total current assets	3,394	4,113
Equipment and leasehold improvements, net	122	138
Purchased technology, net	1,017	1,077
Restricted cash	259	259
Deferred financing cost	324	346

Total assets	$5,116	$5,933

Liabilities and Stockholders’ Deficit:
Current liabilities:
Notes payable, including accrued interest and net of related discount	$12,810	$12,588
Accounts payable and accrued expenses	4,943	4,975
Derivative instruments
Related party	8,248	3,205
Others	7,830	2,984
Restructuring accrual, current	600	750
Other current liabilities	29	52

Total current liabilities	34,460	24,554
Notes payable, including accrued interest and net of related discount, related party	14,324	13,076
Deferred revenue	13,501	11,494
Derivative instrument related party	8,669	4,591
Deferred lease liability and other liabilities	74	82

Total liabilities	71,028	53,797

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,373,807 shares (42,084,075 outstanding) as of March 31, 2010 and issued 42,360,133 shares (42,070,401 outstanding) as December 31, 2009	424	424
Additional paid-in-capital	392,753	392,335
Accumulated deficit	(455,137)	(436,671)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(65,912)	(47,864)

Total liabilities and stockholders’ deficit	$5,116	$5,933

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENT OF OPERATIONS
For the three months ended March 31, 2010 and 2009
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2010	2009
Net Sales	$12	$—

Costs and expenses:
Research and development	562	1,923
General and administrative expenses	2,334	2,921
Restructuring costs	50	(353)
Gain on disposal of fixed assets	(1)	(43)
Depreciation and amortization	75	211

Total costs and expenses	3,020	4,659

Operating loss	(3,008)	(4,659)

Other non-operating income (expense):
Other income	3	41
Sublease income	—	232
Change in fair value of derivative instruments
Related party	(9,120)	113
Other	(4,847)	35
Interest expense
Related party	(1,271)	(1,044)
Other	(222)	(135)

Total other non-operating expense	(15,457)	(758)

Net loss	$(18,465)	$(5,417)

Net loss per share, basic and diluted	$(0.44)	$(0.18)
Weighted average shares outstanding, basic and diluted	42,077,334	30,341,078
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2010	2009
Cash flows from operating activities:

Net loss	$(18,465)	$(5,417)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	151
Amortization	60	60
Change in fair value of derivative instruments	13,968	(148)
Non-cash interest expense	1,493	1,179
Non-cash compensation expense	407	238
Gain on disposal of fixed assets	(1)	(43)

Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	154	217
Decrease in inventory	2	—
Decrease (increase) in prepaid expenses and other current assets	12	(27)
Increase (decrease) in deferred revenue	2,007	186
Increase (decrease) in accounts payable and accrued expenses	(1)	927
Increase (decrease) in other current liabilities	(23)	2
Decrease in deferred lease liability	(30)	(6)
Decrease in restructuring accrual	(150)	(627)

Total adjustments	17,913	2,109

Net cash used in operating activities	(552)	(3,308)

Net cash provided by investing activities — proceeds from sale of fixed assets	1	45

Net decrease in cash and cash equivalents	(551)	(3,263)

Cash and cash equivalents, beginning of period	3,566	7,214

Cash and cash equivalents, end of period	$3,015	$3,951

Schedule of non-cash financing
Common stock issued to settle accrued Directors compensation	$11	$—
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
     Our core business strategy is to develop oral forms of drugs that are not currently available or have poor bioavailability in oral form, either alone or with corporate partners, by applying the Eligen® Technology to those drugs. Typically, the drugs that we target have received regulatory approval, have demonstrated safety and efficacy, and are currently available on the market. Since inception, we have no product sales from these product candidates. However, in November 2009 the Company launched its first commercially available product, oral Eligen® B12 (100mcg), which had been specifically developed to help improve Vitamin B12 absorption and bioavailability with a patented formulation.
     Liquidity. As of March 31, 2010, we had approximately $3.3 million in cash and restricted cash, approximately $31.1 million in working capital deficiency, a stockholders’ deficit of approximately $65.9 million and an accumulated deficit of approximately $455.1 million. Our net loss and operating loss for the three months ended March 31, 2010 were approximately $18.5 million and $3.0 million, respectively. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations only through approximately June 2010 or earlier if unforeseen events arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2009 contained a going concern explanatory paragraph. We are pursuing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.
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
2. Basis of Presentation
     The condensed balance sheet at December 31, 2009 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     As of March 31, 2010, shares available for future grants under the Plans amounted to 1,572,798.
     Total compensation expense recorded during the three months ended March 31, 2010 for share-based payment awards was $0.4 million, of which $0.03 million is included in research and development and $0.37 million is included in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2010. Total compensation expense recorded during the three months ended March 31, 2009 for share-based payment awards was $0.24 million, of which $0.03 million is included in research and development and $0.21 million is included in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2009. At March 31, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.9 million, which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the three months ended March 31, 2010 or 2009. No tax benefit was realized due to a continued pattern of operating losses.
     During the three months ended March 31, 2010, the Company granted options for 452,000 shares with a weighted average exercise price of $1.31.
4. Inventories
     Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of finished goods at March 31, 2010 and December 31, 2009.
5. Fixed Assets
     Fixed Assets. Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	March 31,	December 31,
	in Years	2010	2009
		(in thousands)
Equipment	3-7	$1,370	$1,370
Leasehold improvements	Term of lease	61	61

		1,431	1,431
Less, accumulated depreciation and amortization		1,309	1,293

Equipment and leasehold improvements, net		$122	$138

6. Purchased Technology
     Purchased technology represents the value assigned to patents and the rights to utilize, sell or license certain technology in conjunction with our proprietary carrier technology. These assets are utilized in various research and development projects. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

	March 31,	December 31,
	2010	2009
	(in thousands)
Gross carrying amount	$4,533	$4,533
Less, accumulated amortization	3,516	3,456

Net book value	$1,017	$1,077

     Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2010 and in the remaining years through 2014.

7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Accounts payable and other accrued expenses	$1,783	$1,979
Accrued cost of lawsuit	2,333	2,333
Accrued bonus	438	150
Accrued legal, professional fees and other	234	302
Accrued vacation	115	81
Clinical trial expenses and contract research	40	130

	$4,943	$4,975

8. Notes Payable
     Notes payable consist of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
MHR Convertible Notes	$14,324	$13,076
Novartis Note	12,810	12,588

	$27,134	$25,664

     MHR Convertible Notes. The MHR Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR Institutional Partners IIA L.P. (together with its affiliates, “MHR”) on substantially all of our assets (the “MHR Notes”). Interest is payable in the form of additional Convertible Notes issued monthly through March 31, 2007 and then semi-annually beginning June 30, 2008, rather than in cash and we have the right to call the MHR Notes after September 26, 2010 if certain conditions are satisfied. The MHR Notes are convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2010, into shares of our common stock at a price per share of $3.78. At March 31, 2010, the MHR Notes were convertible into 6,149,196 shares of our common stock. In connection with the convertible note transaction, we amended MHR’s then existing warrants to purchase 387,374 shares of our common stock to provide for additional anti-dilution protection. MHR was also granted the option to purchase warrants for up to an additional 617,211 shares of our common stock (the “Warrant Purchase Option”) at a price per warrant equal to $0.01 per warrant for each of the first 67,084 warrants and $1.00 per warrant for each additional warrant. This option was exercised by MHR in April 2006. See Note 8 for a further discussion of the liability related to these warrants.
     The book value of the MHR Notes is comprised of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Face Value of the notes	$23,244	$22,616
Discount (related to the embedded conversion feature)	(743)	(793)
Discount (related to the warrant purchase option)	(7,337)	(7,848)
Lender’s financing costs	(840)	(899)

	$14,324	$13,076

     The debt discount, lenders finance costs, deferred financing costs and amounts attributed to derivative instruments are being amortized to interest expense over the life of the MHR Notes using an interest method to yield an effective interest rate of 36.1%.
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
     The MHR Notes provide for various events of default. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver from time to time, the latest being received May 12, 2010 and is in effect through May 18, 2011; as such the MHR Notes have been classified as long-term. Effective January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, “Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock” (“FASB ASC 815-40-15-5”). Under FASB ASC 85-40-15-5, the conversion feature embedded in the MHR notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative increased the amount of debt discount thereby reducing the book value of the MHR Notes and increasing prospectively the amount of interest expense to be recognized over the life of the MHR Notes.
     Novartis Note. The Convertible Promissory Note due originally on December 1, 2009, issued by us to Novartis on December 1, 2004 (the “Novartis Note”), in accordance with and pursuant to the terms and conditions therein. The Novartis Note was issued in a private placement transaction pursuant to Section 4(2) of the Securities Act in connection with a new research collaboration option relating to the development of PTH-1-34. The Novartis Note currently bears interest at a rate of 7%. The Novartis Note is convertible at our option, if and when we elect to so convert, at any time prior to maturity into that number of shares of our common stock equal to the outstanding principal and accrued and unpaid interest thereon divided by the conversion price, which conversion price is equal to the average of the highest bid and lowest ask prices of our common stock as quoted on the Over-The-Counter Bulletin Board (“OTCBB”) averaged over a period of twenty (20) days, consisting of the day on which the conversion price is being determined and the nineteen (19) consecutive business days prior to such day, provided certain conditions contained in the Novartis Note are met. Those conditions include that, at the time of such conversion, no event of default under the Novartis Note has occurred and is continuing and that there is either an effective registration statement in effect covering the resale of the shares issued in connection with such conversion or the shares may be resold by Novartis pursuant to SEC Rule 144. Based on the price per share of our common stock on March 31, 2010, the Novartis Note is convertible into 7,683,154 shares of our common stock, assuming Novartis does not exercise its right to limit the number of shares issued to it upon conversion of the Novartis Note such that the shares of common stock they receive upon conversion do not exceed 19.9% of the total shares of our common stock outstanding.
     The Novartis Note was originally due December 1, 2009. On November 30, 2009, Novartis agreed to extend the maturity date to February 26, 2010. On February 23, 2010, Novartis agreed to extend the maturity date to May 26, 2010. The Company continues to accrue interest at 7%.
9. Derivative Instruments
     Derivative instruments consist of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Elan Warrants	$1,144	$394
MHR Convertible Note	8,669	4,591
MHR warrants	649	213
August 2007 Equity financing warrants	464	141
August 2009 equity financing warrants	12,891	5,092
August 2009 equity financing warrants to placement agent	930	349

	$24,747	$10,780

Elan Warrant. In connection with a restructuring of debt in March 2005, we issued to Elan Corporation, plc (“Elan”) a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88 (the “Elan Warrant”). The Elan Warrant provides for adjustment of the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrant. The anti-dilution feature of the Elan Warrant was triggered in connection with the August 2007 financing, resulting in an adjustment to the exercise price to $3.76. The anti-dilution feature of the Elan Warrant was triggered again in connection with the August 2009 financing, resulting in an adjustment to the exercise price to $0.4635. As of March 31, 2010 the Elan Warrant was outstanding and would expire on August 31, 2010. The Company adopted the provisions of FASB ASC 815-40-15-5 effective January 1, 2009. Under FASB ASC 815-40-15-5, the Elan Warrant is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The fair value of the Elan Warrant is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2010 are a closing stock price of $2.37, expected volatility 86.62% over the remaining term of five months and a risk-free rate of 0.16%. The fair value of the Elan Warrant increased by $0.8 million during the three months ended March 31, 2010 which has been recognized in the accompanying statements of operations. On April 20, 2010, Elan notified the Company of its intention to exercise the Elan Warrant using the “cashless exercise” provision. The Company issued 518,206 shares of common stock to Elan on April 21, 2010. After the cashless exercise, the Elan Warrant is no longer outstanding.
Embedded Conversion Feature of MHR Convertible Note. The MHR Notes contain a provision whereby, the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Notes and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Notes and lower than the current market price during any consecutive 24 month period. The Company adopted the provisions of FASB ASC 815-40-15-5 effective January 1, 2009. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability has been presented as a non-current liability to correspond with its host contract, the MHR Notes. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2010 are a closing stock price of $2.37, expected volatility 105.03% over the remaining term of two years and six months and a risk-free rate of 1.6%. The fair value of the embedded conversion feature increased by $4.1 million during the three months ended March 31, 2010 which has been recognized in the accompanying statements of operations. The embedded conversion feature will be adjusted to fair value for each future period it remains outstanding.
MHR Warrants. In connection with the exercise in April 2006 of the Warrant Purchase Option discussed in Note 8 above, the Company issued warrants for 617,211 shares to MHR for proceeds of $0.6 million. The MHR 2006 Warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The MHR 2006 Warrants have the same terms as the August 2007 equity financing warrants (see below), with no limit upon adjustments to the exercise price. The anti-dilution feature of the MHR 2006 Warrants was triggered in connection with the August 2007 equity financing, resulting in an adjusted exercise price of $3.76. Based on the provisions of FASB ASC 815, “Derivatives and Hedging”, the MHR 2006 Warrants have been determined to be an embedded derivative instrument which must be separated from the host contract. The MHR 2006 Warrants contain the same potential cash settlement provisions as the August 2007 equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrants is estimated, at the end of each quarterly period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2010 are a closing stock price of $2.37, expected volatility of 118.24% over the remaining term of one and a half years and a risk-free rate of 0.41%. The fair value of the MHR warrants increased by $0.4 million during the three months ended March 31, 2010 which has been recognized in the accompanying statements of operations. The MHR warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 8 for a further discussion of the MHR Note.
August 2007 Equity Financing Warrants. In connection with the August 2007 offering, Emisphere sold warrants to purchase up to 400,000 shares of common stock (the “2007 Warrants”). Of these 400,000 warrants, 91,073 were sold to MHR. Each of the 2007 Warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The 2007 Warrants provide for certain anti-dilution protection as provided therein. Under the terms of the 2007 Warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the 2007 Warrants have been accounted for as a liability. The fair value of the 2007 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The warrants were accounted for with an initial value of $1.0 million on August 22, 2007. The assumptions used in computing the fair value as of March 31, 2010 are a closing stock price of $2.37, expected volatility of 107.12% over the remaining term of two years and five months and a risk-free rate of 1.02%. The fair value of the 2007 Warrants increased by $0.3 million during the three months ended March 31, 2010 and the fluctuations have been recorded in the statements of operations. The 2007 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2009 Equity Financing Investors Warrants. In connection with the August 2009 offering, Emisphere sold warrants to purchase 6.4 million shares of common stock (the “2009 Warrants”), consisting of warrants to purchase 3.7 million shares of common stock to MHR and warrants to purchase 2.7 million shares of common stock to other unaffiliated investors. The 2009 Warrants were issued with an exercise price of $0.70 and expire on August 21, 2014. Under the terms of the 2009 Warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the 2009 Warrants have been accounted for as a liability. The fair value of the 2009 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2010 are a closing stock price of $2.37, expected volatility of 92.19% over the remaining term of four years and five months and a risk-free rate of 2.55%. The fair value of the 2009 Warrants increased by $7.8 million through March 31, 2010 and the fluctuation has been recorded in the statements of operations. The 2009 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2009 Equity Financing Placement Agent Warrants. In connection with the August 2009 offering, Emisphere issued to Rodman & Renshaw, LLC (the “Placement Agent”), as part of the compensation for acting as placement agent for the August 2009 financing, warrants to purchase 504,000 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants were issued with an exercise price of $0.875 and expire on October 1, 2012. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the Placement Agent Warrants have been accounted for as a liability. The fair value of the Placement Agent Warrants are estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of March 31, 2010 are a closing stock price of $2.37, expected volatility of 104.71% over the remaining term of two years and six months and a risk-free rate of 1.6%. The fair value of the Placement Agent Warrants increased by $0.6 million through March 31, 2010 and the fluctuation has been recorded in the statements of operations. The fair value of the Placement Agent Warrants was deemed to be a cost of the financing and accounted for as a reduction in the proceeds. The Placement Agent Warrants will be adjusted to estimated fair value for each future period they remain outstanding. On April 5, 2010, the Placement Agent notified the Company of its intention to exercise a portion of the Placement Agent Warrants using the “cashless exercise” provision. The Company issued 297,636 shares of common stock to the Placement Agent on April 5, 2010. After this cashless exercise, Placement Agent Warrants to purchase 37,800 share of common stock remained outstanding. On April 30, 2010, the Placement Agent notified the Company of its intention to exercise the remaining outstanding portion of the Placement Agent Warrants using the “cashless exercise” provision. The Company issued an additional 27,192 shares of common stock to the purchase agent on April 30, 2010. After this cashless exercise, the Placement Agent Warrants are no longer outstanding.
10. Net loss per share
     The following table sets forth the information needed to compute basic earnings per share:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands except per share data)
Basic net loss	$(18,465)	$(5,417)

Weighted average common shares outstanding	42,077,334	30,341,078

Basic net loss per share	$(0.44)	$(0.18)
     For the three months ended March 31, 2010 and 2009, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended
	March 31,
	2010	2009
Options to purchase common shares	3,168,716	2,230,559
Outstanding warrants	8,536,248	2,972,049
Novartis convertible note payable	7,683,154	7,537,921
MHR note payable	6,149,196	5,511,423

	25,537,314	18,251,952

11. Commitments and Contingencies
     Commitments. At the beginning of 2009 we had leased approximately 80,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, NY for use as administrative offices and laboratories. The lease for our administrative and laboratory facilities had been set to expire on August 31, 2012. However, on April 29, 2009, the Company entered into a Lease Termination Agreement (the “Agreement”) with BMR-Landmark at Eastview, LLC, a Delaware limited liability company (“BMR”) pursuant to which the Company and BMR terminated the lease of space at 765 Old Saw Mill River Road in Tarrytown, NY. Pursuant to the Agreement, the Lease was terminated effective as of April 1, 2009. The Agreement provided that the Company make the following payments to BMR: (a) $1 million, paid upon execution of the Agreement, (b) $0.5 million, paid six months after the execution date of the Agreement, and (c) $0.75 million, payable twelve months after the execution date of the Agreement. Initial and six months payments were made on schedule. Although the final payment was due originally on April 29, 2010, on March 17, 2010 the Company and BMR agreed to amend the Agreement (the “Amendment”). According to the Amendment, the final payment was modified as follows: the Company will pay Eight Hundred Thousand Dollars ($800,000), as follows: (i) Two Hundred Thousand Dollars ($200,000) within five (5) days after the Execution Date and (ii) One Hundred Thousand Dollars ($100,000) on each of the following dates: July 15, 2010, August 15, 2010, September 15, 2010, October 15, 2010, November 15, 2010, and December 15, 2010.
     We continue to lease office space at 240 Cedar Knolls Road, Cedar Knolls, NJ under a non-cancellable operating lease expiring in 2013.
     On April 6, 2007, the Board of Directors appointed Michael V. Novinski to the position of President and Chief Executive Officer. Pursuant to his appointment, the Company has entered into a three year employment agreement with Mr. Novinski. Mr. Novinski’s employment agreement renews automatically in one year increments unless either party notifies the other at least 60 days prior to the date of expiration of their intention to terminate. If Mr. Novinski’s contract is terminated without cause by the Board of Directors or at any time by the executive for good reason as defined in his contract, we are obligated to make severance payments to Mr. Novinski.
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
     Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2010.
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
Restructuring Expense
     On December 8, 2008, as part of our efforts to improve operational efficiency we decided to close our research and development facilities in Tarrytown to reduce costs and improve operating efficiency which resulted in a restructuring charge of approximately $3.8 million in the fourth quarter, 2008. On April 29, 2009, the Company entered into the Lease Termination Agreement with BMR, and credited the restructuring charge $0.35 million in accordance with the terms of the Agreement. On March 17, 2010 the Company and BMR amended the Agreement as described in this Note (above). Consequently, the restructuring liability was readjusted to reflect the terms of the Amendment accordingly.
     Adjustments to the restructuring liability are as follows ($ thousands):

	Liability at	Cash	Adjustment to	Liability at
	December 31, 2009	Payments	the Liability	March 31, 2010
Lease restructuring expense	$750	$(200)	$50	$600
12. Income Taxes
     The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2009 and March 31, 2010, the Company had no accruals for interest or penalties related to income tax matters. For the three months ended March 31, 2010 and 2009, the effective income tax rate was 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 35% is attributable to state tax benefits and tax credits offset by changes in the deferred tax valuation allowance.
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
     In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should 1. be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; 2. be related solely to past performance; and 3. be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management is currently evaluating the potential impact of ASU 2010-17 on our financial statements.
     Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.
14. Fair Value
     In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Level 2	Level 2
	March 31, 2010	December 31, 2009
	($ thousands)	($ thousands)
Derivative instruments (short term)	$16,078	$6,189
Derivative instruments (long term)	8,669	4,591

Total	$24,747	$10,780

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

     We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2010, the carrying value of the notes payable and accrued interest was $27.1 million. The MHR Convertible Notes, which are due on September 26, 2012, yield an effective interest rate of 36.1%. The Novartis Note, which is due December 1, 2009, currently bears interest at a rate of 7%. Refer to Note 8 of these financial statements for more information about the Company’s notes payable.
15. Sale of Patents
     On February 8, 2008, the Company sold to MannKind Corporation (“Mannkind”) certain patents and a patent application relating to diketopiperazine technology for a total purchase price of $2.5 million. An initial payment of $1.5 million was received in February 2008 and recognized as other income. An additional $0.5 million was paid in May 2009 with the remaining $0.5 million payment to be made no later than October 5, 2010. We will recognize as revenue the additional amounts due from Mannkind when payment becomes reasonably assured.
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
     The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During the first quarter 2010, we continued to develop our product pipeline utilizing the Eligen® Technology with prescription and nonprescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation. Investments required to continue developing our product pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that incremental investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution.
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
     Our product pipeline includes prescription, medical food, and nutritional supplements candidates. On the nutritional supplements side, during November 2009, the Company launched its first commercially available product, oral Eligen® B12 (100 mcg), which was specifically developed to help improve Vitamin B12 absorption and bioavailability with a patented formulation. The Company also reported progress on its planned second product, a higher dose formulation of Eligen® B12 for use by B12 deficient individuals. During April 2010, the Company announced that interim data from an ongoing study demonstrated that its high-dose oral Eligen® B12 (1000mcg) given to individuals with low B12 levels restores normal B12 serum concentrations. Normal levels of serum B12 were achieved by all study participants who had taken Eligen® B12 (1000mcg) 15 days into the 90-day study when the first blood samples were taken. These data, in Abstract Number 8370, were presented at the Experimental Biology 2010 Conference in Anaheim, California. In this open-label, randomized, 90-day study, serum cobalamin (B12) and holotranscobalamin (active B12) were collected and measured at Baseline, Day 15, Day 31, Day 61 and Day 91. A total of 49 study participants were enrolled (26 on IM injection and 23 on oral) and received either nine 1000mcg intramuscular injections of Vitamin B12 or once daily tablets of oral Eligen® B12 (1000 mcg). The results from an interim analysis showed that serum cobalamin and active B12 returned to the normal range with both products and normalization was maintained. This clinical study with Eligen® B12 (1000mcg) is expected to be completed shortly. With participants in the oral Eligen® B12 (1000mcg) group showing the ability to rapidly achieve normalized serum and active B12 levels, the study illustrates the potential of the Eligen® Technology and of the high dose, oral Eligen® B12 (1000mcg) formulation to offer a much needed medical food alternative to painful and inconvenient IM injections. As a medical food, Emisphere’s Eligen® B12 (1000 mcg) is designed as a specially formulated and processed oral formulation for the specific dietary management of patients under medical supervision who, because of a limited or impaired capacity to absorb Vitamin B12 , have a diagnosed Vitamin B12 deficiency. It is planned to be available later in 2010. It is estimated that as many as 10 million people in the U.S. and over 100 million people worldwide may be B12 deficient. Oral Eligen® B12 and the foregoing statements have not been evaluated by the Food and Drug Administration. Oral Eligen® B12 is not intended to diagnose, treat, cure, or prevent any disease.
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
     During April 2010, the Company announced the publication of a research study entitled, “Investigation of the Direct Effect of Salmon Calcitonin on Human Osteoarthritic Chondrocytes,” by Nordic Bioscience in the April 5, 2010 edition of the publication BMC Musculoskeletal Disorders. Oral salmon calcitonin, which uses Emisphere’s proprietary Eligen® Technology, is currently being studied in osteoarthritis and osteoporosis by Novartis Pharma AG and Nordic Bioscience. The study was conducted in vitro on cartilage samples obtained from female patients undergoing total knee arthroplasty surgery for the treatment of osteoarthritis. The article describes the growth promoting effects of salmon calcitonin on these cartilage samples. The study shows that treatment with pharmacological concentrations of calcitonin increases synthesis of both proteoglycan (proteins and sugars which interweave with collagen) and collagen type II — the key components of articular cartilage. This research is unique and significant as it represents the first work to look chiefly at the ability of salmon calcitonin to stimulate cartilage synthesis. These findings provide evidence to substantiate the theory that calcitonin may exert a positive effect on joint health through its dual action of promoting both bone and cartilage formation.
     Novartis is also engaged in research using the Eligen® Technology and PTH1-34 to develop a safe and effective oral formulation of PTH for the treatment of postmenopausal osteoporosis, PTH is produced by the parathyroid glands to regulate the amount of calcium and phosphorus in the body. When used therapeutically, it increases bone density and bone strength to help prevent fractures. It is approved to treat osteoporosis, a disease associated with a gradual thinning and weakening of the bones that occurs most frequently in women after menopause. Untreated postmenopausal osteoporosis can lead to chronic back pain, disabling fractures, and lost mobility. Novartis conducted a Phase I study in postmenopausal women to determine the safety and tolerability of oral PTH1-34, a combination of human PTH1-34 and Emisphere’s delivery agent 5-CNAC, for the treatment of postmenopausal osteoporosis. The study was designed to assess the bioavailability profile of increasing doses of PTH1-34 combined with different amounts of 5-CNAC administered orally. The results, from the single-center, partially-blinded, incomplete cross-over study were presented October 19, 2009 in a poster session at the 73rd Annual Scientific Meeting of the American College of Rheumatology in Philadelphia. Study results demonstrated that a single dose of the novel oral parathyroid hormone PTH1-34, which utilizes Emisphere’s proprietary Eligen® Drug Delivery Technology and absorption-enhancing carrier molecule 5-CNAC, achieved potentially therapeutically relevant exposure and safety profiles similar to those of the currently available injectable formulation in healthy postmenopausal women.
     During April 2010, the Company announced that Novartis Pharma AG initiated a second Phase I trial for an oral PTH1-34 which uses Emisphere’s Eligen® Technology, and is in development for the treatment of postmenopausal osteoporosis. The study is a partially blinded, placebo controlled, active comparator study to explore the safety, tolerability, pharmacokinetics and pharmacodynamics in postmenopausal women after daily oral doses of PTH1-34. The study has two parts (A and B) and will enroll a total of approximately up to 120 postmenopausal women. In Part A of the trial, ascending doses of oral PTH1-34 using the Eligen® Technology will be tested for safety, tolerability and pharmacokinetics and compared to Forsteo®. In Part B, in addition to safety and tolerability of oral PTH1-34 using the Eligen® Technology, pharmacodynamic responses will be measured by bone biomarker levels and bone mineral density, and compared to Forsteo®. The first patient was enrolled in April.
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
     Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products. We plan to expand our pipeline with product candidates that demonstrate significant opportunities for growth. During March 2010, the Company and Alchemia Ltd. (ASX:ACL) announced that they would join efforts to develop an oral formulation of the anti-coagulant drug fondaparinux with Emisphere’s Eligen® Technology. Fondaparinux, an anti-coagulant used for the prevention of deep vein thrombosis, is marketed in injectable form as Arixtra® by GlaxoSmithKline. Arixtra® has been off patent since 2002 but, due to the complexity of its synthesis, there is currently no approved generic or alternative source of commercial scale active pharmaceutical ingredient (“API”). Alchemia has developed a novel, patent protected, synthesis for the manufacture of fondaparinux at commercial scale. In March 2009, Alchemia’s manufacturing and U.S. marketing partner, Dr Reddy’s Laboratories (NYSE: RDY) submitted an ANDA to the U.S. FDA for a generic version of the injectable form of fondaparinux. The Company believes an oral formulation of fondaparinux could dramatically increase the market potential for fondaparinux. Based on what we know from our experience with other chemically-related anti-coagulants, the profile of fondaparinux should fit very well with the Eligen® Technology given its half life and safety profile. Although developing an oral formulation of an injectable compound is always challenging, this project could produce substantial benefits for the medical community. The combination of Emisphere’s delivery technology and Alchemia’s fondaparinux may ultimately allow us to bring an oral anti-coagulant to market in an accelerated fashion. Alchemia has already seen preclinical data suggesting that enhanced levels of oral absorption can be achieved for fondaparinux. If the dose formulated with the Eligen® Technology can be successfully optimized, it could open up a host of medically and commercially compelling opportunities for fondaparinux, Alchemia plans to evaluate a number of different formulations initially in order to optimize oral bioavailability and pharmacokinetics, with the aim of then rapidly moving into human clinical studies.
     By focusing on improving operational efficiency, the Company has strengthened its financial foundation while maintaining its focus on advancing and commercializing the Eligen® Technology. By closing our research and development facility in Tarrytown, NY and utilizing independent contractors to conduct essential research and development, we reduced our annual operating costs by approximately 55% from 2008 levels. Annual cash expenditures were reduced by approximately $11 million, and the resulting cash burn rate to support continuing operations is approximately $8 million per year. Additionally, we expect to accelerate the commercialization of the Eligen® Technology in a cost effective way and to gain operational efficiencies by tapping into more advanced scientific processes independent contractors can provide.
Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009:

		Three Months Ended
		March 31,
		2009
	2010	(in thousands)	Change

Revenue	$12	$—	$12
Operating expenses	$3,020	$4,659	$(1,639)
Operating loss	$(3,008)	$(4,659)	$1,651
Other income (expense)	$(15,457)	$(758)	$(14,699)
Net loss	$(18,465)	$(5,417)	$(13,048)
     Revenue increased $0.01 million for the three months ended March 31, 2010 compared to the same period last year due to commercial sales of low dose Eligen® B-12.
     Operating expenses decreased $1.6 million or 35% for the three months ended March 31, 2010 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Increase in human resources costs	$299
Decrease in professional fees	(895)
Decrease in occupancy costs	(823)
Decrease in clinical costs	(450)
Decrease in depreciation and amortization	(136)
Increase in other costs	366
$(1,639)

Human resource costs increased $299 thousand, or 23%, due primarily to a $168 thousand increase in non-cash compensation and the award of a $150 thousand bonus to the Company’s CEO.
Professional fees decreased $895 thousand, or 50%, due primarily to a $703 thousand decreases in legal fees primarily in connection with the completion of the arbitration with the Company’s former CEO and a $185 thousand decrease in consulting costs.
Occupancy costs decreased $823 thousand, or 90%, due to the closure of our laboratory facilities in Tarrytown, NY.
Clinical costs decreased $450 thousand, or 78%, due primarily to a $247 thousand decrease in clinical trial costs, a $175 thousand decrease in outside lab fees associated with the completion of clinical testing programs and outside lab fees related to oral formulations of the PYY and GLP-1 combination and B12.
Depreciation and amortization costs decreased $136 thousand, or 64%, due to the sales of laboratory equipment and the write off of certain equipment in connection with the above referenced closure of the Tarrytown facility.
Other costs increased $403 thousand, or 276%, due primarily to a $353 thousand credit adjustment to restructuring expense taken during the first quarter 2009 in connection with the closure of the Tarrytown facility, and a $50 thousand charge to restructuring expense in the first quarter 2010 in connection with the Amendment to the Lease Termination Agreement for the Tarrytown facility.
     Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	March 31,
	2010	2009
Human resource costs, including benefits	53%	28%
Professional fees for legal, intellectual property, accounting and consulting	30%	39%
Occupancy for our laboratory and operating space	3%	19%
Clinical costs	4%	11%
Depreciation and amortization	2%	5%
Other	8%	-2%
     Other expense increased $14.7 million for the three months ended March 31, 2010 in comparison to the same period last year primarily due to a $14.1 million increase in the fair value of derivative instruments due to relative changes in stock price during the three months ended March 31, 2010 and March 31, 2009 respectively; an increase of $0.3 million in interest expense and a decrease of $0.3 million in other income due primarily from a $0.2 million decrease in sublease income in connection with the closure of our Tarrytown facility during 2009.
     As a result of the above factors, we had a net loss of $18.5 million for the three months ended March 31, 2010, compared to a net loss of $5.4 million for the three months ended March 31, 2009.
Liquidity and Capital Resources
     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2010, our accumulated deficit was approximately $455.1 million and our stockholders deficit was approximately $65.9 million. Our net loss and operating loss was $18.5 million and $3.0 million, respectively for the three months ended March 31, 2010 and $5.4 million and $4.7 million respectively for the year ended December 31, 2009.
     We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of March 31, 2010 total cash was $3.3 million including restricted cash of $0.26 million. The change in cash relates to the net loss offset by changes in accounts payable and non-cash items. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations through approximately June 2010. However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit reports prepared by our independent registered public accounting firms relating to our financial statements for the years ended December 31, 2009, 2008 and 2007 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
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
Off-Balance Sheet Arrangements
     As of March 31, 2010, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three months ended March 31, 2010.
Critical Accounting Estimates
     Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2010 for detailed explanations of its critical accounting estimates which have not changed significantly during the period ended March 31, 2010.
New Accounting Pronouncements
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.
     In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should 1. Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone. 2, Related solely to past performance. 3. Be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management is currently evaluating the potential impact of ASU 2010-17 on our financial statements.
     Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Fair Value of Warrants and Derivative Liabilities. At March 31, 2010, the estimated fair value of derivative instruments was $24.2 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives
(in thousands)
25% increase in stock price	$7,873
50% increase in stock price	15,901
5% increase in assumed volatility	685

25% decrease in stock price	(7,478)
50% decrease in stock price	(14,559)
5% decrease in assumed volatility	(600)
ITEM 4T. CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
     In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. On February 11, 2010, the arbitrator issued the final award in favor of Dr. Goldberg for a total amount of approximately $2,333,115 as full and final payment for all claims, defenses, counterclaims, and related matters. As a result of the February 11, 2010 final award, the Company adjusted its estimate of costs to settle this matter to $2,333,115. If the awards are upheld and confirmed in court, the Company will be required to make final payment to Dr. Goldberg.
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

Financial Risks
•	We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by June 2010, we may be forced to cease operations.

•	We may not be able to make the payments we owe to Novartis Pharma AG.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2009 contained a going concern explanatory paragraph.

•	We may not be able to meet the covenants detailed in the Convertible Notes with MHR Institutional Partners IIA LP, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy.

•	Our stock was de-listed from NASDAQ.
Risks Related to our Business
•	Our business will suffer if we fail or are delayed in developing and commercializing an improved oral form of Vitamin B12.

•	We are highly dependent on the clinical success of our product candidates.

•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our collaborative partners are free to develop competing products.

•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

•	We are dependent on third parties to manufacture and, in some cases, test our products.

•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.
Risks Related to our Industry
•	Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We are subject to environmental, health and safety laws and regulations for which we incur costs to comply.

•	We face rapid technological change and intense competition.
Other Risks
•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.

•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.
     For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report for 2009 on Form 10-K as filed with the SEC on March 25, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 5, 2010, Rodman & Renshaw, LLC (“Rodman”) notified the Company of its intention to exercise part of its warrants to purchase 504,000 shares of common stock at an exercise price of $0.875, using the “cashless exercise” provision. The Company issued 297,636 shares of common stock to Rodman on April 5, 2010. On April 30, 2010, Rodman notified the Company of its intention to exercise the remaining outstanding portion of the Warrant using the “cashless exercise” provision. The Company issued an additional 27,192 shares of common stock to the purchase agent on April 30, 2010. After this cashless exercise, the August 2009 Equity Financing Placement Agent Warrants are no longer outstanding.
     On April 20, 2010, Elan Corporation, plc (“Elan”) notified the Company of its intention to exercise its warrant to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $0.4635 (as adjusted pursuant to the terms of the warrant) using the “cashless exercise” provision. On April 21, 2010, the Company issued 518,206 shares of common stock to Elan.
     For these issuances, the Company is relying on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended.
ITEM 5. OTHER EVENTS
     The Compensation Committee of Emisphere Technologies, Inc. (“Emisphere”) approved, pursuant to the terms of its 2007 Stock Award and Incentive Plan (the “2007 Plan”) new forms of incentive stock option and non-qualified option agreements (the “New Form Agreements”) in order to provide for accelerated vesting of options issued pursuant to the 2007 Plan upon a change in control of Emisphere (as defined therein). The Compensation Committee also approved, pursuant to the terms of its 2000 Stock Option Plan (the “2000 Plan” and together with the 2007 Plan “the Plans”) and the 2007 Plan, that the terms of all unvested options currently outstanding under the Plans are amended to provide for acceleration of vesting of such options upon such a change of control of Emisphere. Such amendments to the outstanding options shall be effective upon acceptance by the individual option holders.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

3.2	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference).

3.3	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference.

10.1	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated February 23, 2010 (filed as Exhibit 10.68 to the Annual Report on Form 10-K filed on March 25, 2010 and incorporated herein by reference).

10.2	Form of Incentive Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan.

10.3	Form of Non-Qualified Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.
Date: May 17, 2010	/s/ Michael V. Novinski
Michael V. Novinski
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

3.2	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference).

3.3	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed on September 14, 2007 and incorporated herein by reference).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed April 10, 2006 and incorporated herein by reference.

10.1	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated February 23, 2010 (filed as Exhibit 10.68 to the Annual Report on Form 10-K filed on March 25, 2010 and incorporated herein by reference).

10.2	Form of Incentive Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan.

10.3	Form of Non-Qualified Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).