Form 10-Q
period 2010-06-30
EMISPHERE TECHNOLOGIES INC
filed 2010-08-16
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of August 1, 2010 was 44,894,046.

EMISPHERE TECHNOLOGIES, INC.
     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I
ITEM 1. FINANCIAL STATEMENTS
EMISPHERE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(in thousands, except share and per share data)

	June 30, 2010	December 31,
	(unaudited)	2009
Assets:
Current assets:
Cash and cash equivalents	$418	$3,566
Accounts receivable, net	38	158
Inventories	261	20
Prepaid expenses and other current assets	683	369

Total current assets	1,400	4,113
Equipment and leasehold improvements, net	107	138
Purchased technology, net	957	1,077
Restricted cash	259	259
Deferred financing cost	382	346

Total assets	$3,105	$5,933

Liabilities and Stockholders’ Deficit:
Current liabilities:
Notes payable, including accrued interest and net of related discount	$—	$12,588
Accounts payable and accrued expenses	5,852	4,975
Derivative instruments
Related party	12,952	3,205
Others	4,183	2,984
Restructuring accrual, current	600	750
Other current liabilities	31	52

Total current liabilities	23,618	24,554
Notes payable, including accrued interest and net of related discount, related party	14,322	13,076
Deferred revenue	26,475	11,494
Derivative instrument related party	12,031	4,591
Deferred lease liability and other liabilities	65	82

Total liabilities	76,511	53,797

Commitments and Contingencies

Stockholders’ deficit:

Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 44,222,054 shares (43,932,322 outstanding) as of June 30, 2010 and issued 42,360,133 shares (42,070,401 outstanding) as December 31, 2009	442	424
Additional paid-in-capital	398,945	392,335
Accumulated deficit	(468,841)	(436,671)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(73,406)	(47,864)

Total liabilities and stockholders’ deficit	$3,105	$5,933

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENT OF OPERATIONS
For the three months ended June 30, 2010 and 2009
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Sales	$39	$—	$51	$—

Costs and expenses:
Research and development	732	748	1,294	2,670
General and administrative expenses	2,129	2,933	4,463	5,855
Restructuring costs	—	—	50	(353)
Gain on disposal of fixed assets	—	(779)	(1)	(822)
Expense from settlement of lawsuit	220	—	220	—
Depreciation and amortization	75	96	150	307

Total costs and expenses	3,156	2,998	6,176	7,657

Operating loss	(3,117)	(2,998)	(6,125)	(7,657)

Other non-operating income (expense):
Other income	2	27	5	68
Sublease income	—	—	—	232
Sale of patents		500	—	500
Change in fair value of derivative instruments
Related party	(6,208)	(193)	(15,328)	(80)
Other	(2,424)	(289)	(7,271)	(254)
Interest expense
Related party	(1,797)	(1,097)	(3,069)	(2,140)
Other	(160)	(137)	(382)	(273)

Total other non-operating expense	(10,587)	(1,189)	(26,045)	(1,947)

Net loss	$(13,704)	$(4,187)	$(32,170)	$(9,604)

Net loss per share, basic and diluted	$(0.32)	$(0.14)	$(0.75)	$(0.32)
Weighted average shares outstanding, basic and diluted	43,338,432	30,341,078	42,711,367	30,341,078
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(32,170)	$(9,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	187
Amortization	120	120
Change in fair value of derivative instruments	22,599	334
Non-cash interest expense	3,450	2,413
Non-cash compensation expense	547	1,007
Gain on disposal of fixed assets	(1)	(822)
Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	120	160
Increase in inventory	(24)	—
Increase (decrease) in prepaid expenses and other current assets	(531)	(129)
Increase in deferred revenue	2,012	133
Increase in accounts payable and accrued expenses	887	1,042
Increase (decrease) in other current liabilities	(21)	28
Decrease in deferred lease liability	(17)	(33)
Decrease in restructuring accrual	(150)	(1,627)
Total adjustments	29,021	2,813
Net cash used in operating activities	(3,149)	(6,791)
Net cash provided by investing activities — proceeds from sale of fixed assets	1	856
Net decrease in cash and cash equivalents	(3,148)	(5,935)
Cash and cash equivalents, beginning of period	3,566	7,214
Cash and cash equivalents, end of period	$418	$1,279
Schedule of non-cash financing activities
Common stock issued to settle accrued Directors compensation	$11	$—
Exchange of debt as deferred revenue (Note 8)	$13,000	$—
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
Liquidity. As of June 30, 2010, we had approximately $0.7 million in cash and restricted cash, approximately $22.2 million in working capital deficiency, a stockholders’ deficit of approximately $73.4 million and an accumulated deficit of approximately $468.8 million. Our net loss and operating loss for the three months ended June 30, 2010 were approximately $13.7 million and $3.1 million, respectively and $32.2 million and $6.1 million, respectively for the six months ended June 30, 2010.
     On July 29, 2010, we issued a promissory note (the “July 2010 MHR Note”) to MHR Institutional Partners IIA LP and MHR Institutional Partners II LP (together, “MHR”) in the principal amount of $525,000. The July 2010 MHR Note provides for an interest rate of 15% per annum, with the entire principal amount due and payable on October 27, 2010 (the “Maturity Date”). The Maturity Date will be accelerated, in certain circumstances, to the date that is two business days following the receipt by the Issuer of at least $1,000,000 aggregate cash proceeds from third parties, whether in connection with certain financing transactions, commercial transactions or otherwise. The obligations under the July 2010 MHR Note are secured in accordance with the terms of the Amendment (the “Amendment”) to the Pledge and Security Agreement whereby Emisphere and MHR amended that certain Pledge and Security Agreement, dated as of September 26, 2005 (the “Security Agreement”) to extend the terms of the Security Agreement other than the intellectual property licensed to Novartis Pharma AG (“Novartis”) pursuant to the Master Agreement and Amendment dated June 4, 2010 by and between Emisphere and Novartis, as further described below, to include the principal, interest and other obligations provided under the July 2010 MHR Note. In accordance with the terms of that certain 11.00% Senior Secured Convertible Note issued by the Emisphere to MHR and due September 26, 2012, MHR also provided a written consent to allow for the issuance of the Note and related obligations provided under the Amendment.
     In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. On February 11, 2010, the arbitrator issued the final award in favor of Dr. Goldberg for a total amount of approximately $2,333,115 as full and final payment for all claims, defenses, counterclaims, fees and related matters. The Company opposed Dr. Goldberg’s petition to confirm the arbitration award. On July 12, 2010 the award was confirmed by the court. As of August 10, 2010, the Company adjusted its estimate of costs to settle this matter to approximately $2.6 million to account for potential additional interest costs on the settlement amount and additional legal fees. Dr. Goldberg has proposed an order of settlement in the amount of approximately $2.6 million and seeks to have a final order entered August 16, 2010.

     On June 4, 2010, we entered into a Master Agreement and Amendment with Novartis (the “Novartis Agreement”). Pursuant to the Novartis Agreement, the Company was released and discharged from its obligations under the Novartis Note in exchange for (1) the reduction of future royalty and milestone payments up to an aggregate amount of $11.0 million due the Company under the Research Collaboration and Option Agreement, dated as of December 3, 1997, as amended on October 20, 2000, and the License Agreement, date as of March 8, 2000, for the development of an oral salmon calcitonin product for the treatment of osteoarthritis and osteoporosis.; (2) the right for Novartis to evaluate the feasibility of using Emisphere’s Eligen® Technology with two new compounds to assess the potential for new product development opportunities; and (3) other amendments to the Research Collaboration and Option Agreement and License Agreement. As of the date of the Novartis Agreement, the outstanding principal balance and accrued interest of the Novartis Note was approximately $13.0 million.
     We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources, including the amounts provided by MHR in connection with the July 2010 MHR Note but not accounting for an approximately $2.6 million arbitration award in favor of the Company’s former CEO, will enable us to continue operations through approximately August 31, 2010 or earlier if unforeseen events arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2009 contained a going concern explanatory paragraph. We are pursuing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.
     Our plan is to raise capital when needed and/or to pursue product partnering opportunities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Expenses will be partially offset with income-generating license agreements or operating revenue, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available when needed, or on favorable terms or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital before August 31, 2010 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.
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
     As of June 30, 2010, shares available for future grants under the Plans amounted to 1,533,398.
     Total compensation expense recorded during the six months ended June 30, 2010 for share-based payment awards was $0.55 million, of which $0.06 million is included in research and development and $0.49 million is included in general and administrative expenses in the condensed statement of operations for the six months ended June 30, 2010. Total compensation expense recorded during the six months ended June 30, 2009 for share-based payment awards was $1.01 million, of which $0.06 million is included in research and development and $0.95 million is included in general and administrative expenses in the condensed statement of operations for the six months ended June 30, 2009. At June 30, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.7 million, which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the six months ended June 30, 2010 or 2009. No tax benefit was realized due to a continued pattern of operating losses.
     During the six months ended June 30, 2010, the Company granted options for 502,750 shares with a weighted average exercise price of $1.48.
4. Inventories
     Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of finished goods at June 30, 2010 and December 31, 2009.
5. Fixed Assets
     Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	June 30,	December 31,
	in Years	2010	2009
		(in thousands)
Equipment	3-7	$1,370	$1,370
Leasehold improvements	Term of lease	61	61

		1,431	1,431
Less, accumulated depreciation and amortization		1,324	1,293

Equipment and leasehold improvements, net		$107	$138

6. Purchased Technology
     Purchased technology represents the value assigned to patents and the rights to utilize, sell or license certain technology in conjunction with our proprietary carrier technology. These assets are utilized in various research and development projects. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

	June 30,	December 31,
	2010	2009
	(in thousands)
Gross carrying amount	$4,533	$4,533
Less, accumulated amortization	3,576	3,456

Net book value	$957	$1,077

     Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2010 and in the remaining years through 2014.
7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Accounts payable and other accrued expenses	$2,133	$1,979
Accrued cost of lawsuit	2,553	2,333
Accrued bonus	575	150
Accrued legal, professional fees and other	433	302
Accrued vacation	150	81
Clinical trial expenses and contract research	8	130

	$5,852	$4,975

8. Notes Payable
     Notes payable consist of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
MHR Convertible Notes	$13,826	$13,076
MHR Promissory Notes	496	—
Novartis Note	—	12,588

	$14,322	$25,664

MHR Convertible Notes. The MHR Convertible Notes are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR Institutional Partners IIA L.P. (together with its affiliates, “MHR”) on substantially all of our assets (the “MHR Notes”). Interest is payable in the form of additional Convertible Notes issued monthly through March 31, 2007 and then semi-annually beginning June 30, 2008, rather than in cash and we would have the right to call the MHR Notes after September 26, 2010 if certain conditions are satisfied. If those conditions are not satisfied; the Company will forfeit the right to call the MHR Notes after September 26, 2010. The MHR Notes are convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2010, into shares of our common stock at a price per share of $3.78. If certain conditions are not met and the Company subsequently forfeits its right to call the MHR Notes after September 26, 2010, the MHR Notes will continue to be convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2012. At June 30, 2010, the MHR Notes were convertible into 6,319,856 shares of our common stock. In connection with the convertible note transaction, we amended MHR’s then existing warrants to purchase 387,374 shares of our common stock to provide for additional anti-dilution protection. MHR was also granted the option to purchase warrants for up to an additional 617,211 shares of our common stock (the “Warrant Purchase Option”) at a price per warrant equal to $0.01 per warrant for each of the first 67,084 warrants and $1.00 per warrant for each additional warrant. This option was exercised by MHR in April 2006. See Note 8 for a further discussion of the liability related to these warrants.
     The book value of the MHR Notes is comprised of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Face Value of the notes	$23,889	$22,616
Discount (related to the embedded conversion feature)	(686)	(793)
Discount (related to the warrant purchase option)	(6,791)	(7,848)
Discount (related to 2010 debt modification)	(1,808)	—
Lender’s financing costs	(778)	(899)

	$13,826	$13,076

The debt discount, lenders finance costs, deferred financing costs and amounts attributed to derivative instruments are being amortized to interest expense over the life of the MHR Notes using an interest method to yield an effective interest rate of 43.5%.
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
The MHR Notes provide for various events of default. On May 5, 2006, we received an executed waiver from MHR providing for a temporary waiver of defaults, which were not payment-related, under the Loan Agreement. We have received extensions of such waiver from time to time, the latest being received August 12, 2010 and is in effect through August 17, 2011; as such the MHR Notes have been classified as long-term. Effective January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, “Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock” (“FASB ASC 815-40-15-5”). Under FASB ASC 85-40-15-5, the conversion feature embedded in the MHR notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative increased the amount of debt discount thereby reducing the book value of the MHR Notes and increasing prospectively the amount of interest expense to be recognized over the life of the MHR Notes.
Novartis Note. The Convertible Promissory Note due originally on December 1, 2009, was issued by us to Novartis on December 1, 2004 (the “Novartis Note”), in accordance with and pursuant to the terms and conditions therein. The Novartis Note was issued in a private placement transaction pursuant to Section 4(2) of the Securities Act in connection with a new research collaboration option relating to the development of PTH-1-34. The Novartis Note accrued interest at a rate of 7%. The Novartis Note was originally due December 1, 2009. On November 30, 2009, Novartis agreed to extend the maturity date to February 26, 2010. On February 23, 2010, Novartis agreed to extend the maturity date to May 26, 2010. And on May 27, 2010, Novartis agreed to a further extension through June 4, 2010. On June 4, 2010, the Company and Novartis entered into a Master Agreement and Amendment (the “Novartis Agreement”). Pursuant to the Novartis Agreement, the Company was released and discharged from its obligations under the Novartis Note in exchange for (1) the reduction of future royalty and milestone payments up to an aggregate amount of $11.0 million due the Company under the Research Collaboration and Option Agreement, dated as of December 3, 1997, as amended on October 20, 2000, and the License Agreement, date as of March 8, 2000, for the development of an oral salmon calcitonin product for the treatment of osteoarthritis and osteoporosis.; (2) the right for Novartis to evaluate the feasibility of using Emisphere’s Eligen ® Technology with two new compounds to assess the potential for new product development opportunities; and (3) other amendments to the Research Collaboration and Option Agreement and License Agreement. As of the date of the Novartis Agreement, the outstanding principal balance and accrued interest of the Novartis Note was approximately $13.0 million. The Company recognized the full value of the debt released as consideration for the transfer of the rights and other intangibles to Novartis and deferred the related revenue in accordance with applicable accounting guidance for the sale of rights to future revenue until the earnings process has been completed based on achievement of certain milestones or other deliverables.
June 2010 MHR Promissory Notes. In connection with the Novartis Agreement, the Company and MHR Institutional Partners IIA, LP (together with its affiliates, as applicable, “MHR”) entered into a Letter Agreement (the “MHR Letter Agreement”) and MHR, the Company and Novartis entered into an agreement (the “Non-Disturbance Agreement”), which Non-Disturbance Agreement was a condition to Novartis’ execution of the Novartis Agreement. Pursuant to the MHR Letter Agreement, MHR agreed to the limit certain rights and courses of action that it would have available to it as a secured party under the Senior Secured Term Loan Agreement and Pledge and Security Agreement (“Loan and Security Agreement” between MHR and the Company. MHR also consented to the Novartis Agreement, which consent is required under the Loan and Security Agreement, and MHR also agreed to enter into a comparable agreement at some point in the future in connection with another potential Company transaction (the “Future Transaction Agreement”). The MHR Letter Agreement also provides for the Company to reimburse MHR for its legal fess incurred in connection with the Non-Disturbance Agreement for up to $500,000 and up to $100,000 in legal expenses incurred by MHR in connection the Future Transaction Agreement. The reimbursements are to be paid in the form of non-interest bearing promissory notes issued on the effective date of the MHR Letter Agreement. As such, the Company issued to MHR non-interest promissory notes for $500,000 and $100,000 on June 8, 2010. The Company received documentation that MHR expended more than the $500,000 of legal fees in connection with the Non-Disturbance Agreement and consequently recorded the issuance of the $500,000 promissory note and a corresponding charge to financing expenses. The Company has not yet received any documentation or communication that indicates MHR has spent any legal fees in connection with the Future Transaction Agreement. Therefore, the issuance of the $100,000 promissory note was recorded as a prepaid expense. The promissory notes are due June 4, 2012. The Company imputed interest at its incremental borrowing rate of 10%, and discounted the face amounts of the $500,000 and $100,000 promissory notes by $87,000 and $18,000, respectively.
Additionally, as consideration for its consent, limitation of rights, and pledge to enter into the Future Transaction Agreement, the Company granted MHR warrants to purchase 865,000 shares of its Common Stock. See Note 9 for more information on the MHR – “Novartis Note” Warrants. The Company determined that the modification of the MHR Convertible Debt agreement was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”. As such, the warrants issued to MHR were recorded as a debt discount to the MHR Convertible Debt and are being amortized to interest expense over the remaining term of the debt.
9. Derivative Instruments
     Derivative instruments consist of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Elan Warrants	$—	$394
MHR Convertible Note	12,031	4,591
MHR warrants	761	213
August 2007 Equity financing warrants	666	141
August 2009 equity financing warrants	13,857	5,092
August 2009 equity financing warrants to placement agent	—	349
June 2010 MHR Warrants	1,851	—

	$29,166	$10,780

Elan Warrant. In connection with a restructuring of debt in March 2005, we issued to Elan Corporation, plc (“Elan”) a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88 (the “Elan Warrant”). The Elan Warrant provides for adjustment of the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrant. The anti-dilution feature of the Elan Warrant was triggered in connection with the August 2007 financing, resulting in an adjustment to the exercise price to $3.76. The anti-dilution feature of the Elan Warrant was triggered again in connection with the August 2009 financing, resulting in an adjustment to the exercise price to $0.4635. The Company adopted the provisions of FASB ASC 815-40-15-5 effective January 1, 2009. Under FASB ASC 815-40-15-5, the Elan Warrant is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. On April 20, 2010, Elan notified the Company of its intention to exercise the Elan Warrant using the “cashless exercise” provision. The Company issued 518,206 shares of common stock to Elan in accordance with the terms of the cashless exercise provision on April 21, 2010. After the cashless exercise, the Elan Warrant is no longer outstanding. The Company calculated the fair value of the Elan warrants on April 21, 2010 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of April 21, 2010 are a closing stock price of $3.40, expected volatility of 89.91% over the remaining contractual life of four months and a risk-free rate of 0.16%. The fair value of the Elan warrants increased by $0.6 million and $1.4 million during the three and six months ended June 30, 2010, respectively, which has been recognized in the accompanying statements of operations. The fair value of the derivative liability at April 21, 2010 of $1.8 million was reclassified to additional paid-in-capital.
Embedded Conversion Feature of MHR Convertible Notes. The MHR Convertible Notes contain a provision whereby, the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Notes and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Notes and lower than the current market price during any consecutive 24 month period. The Company adopted the provisions of FASB ASC 815-40-15-5 effective January 1, 2009. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability has been presented as a non-current liability to correspond with its host contract, the MHR Notes. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2010 are a closing stock price of $3.14, expected volatility 107.56% over the remaining term of two years and three months and a risk-free rate of 0.61%. The fair value of the embedded conversion feature increased by $3.4 million and $7.4 million during the three and six months ended June 30, 2010, respectively, which has been recognized in the accompanying statements of operations. The embedded conversion feature will be adjusted to fair value for each future period it remains outstanding.
MHR Warrants. In connection with the exercise in April 2006 of the Warrant Purchase Option discussed in Note 8 above, the Company issued warrants for 617,211 shares to MHR for proceeds of $0.6 million. The MHR 2006 Warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The MHR 2006 Warrants have the same terms as the August 2007 equity financing warrants (see below), with no limit upon adjustments to the exercise price. The anti-dilution feature of the MHR 2006 Warrants was triggered in connection with the August 2007 equity financing, resulting in an adjusted exercise price of $3.76. Based on the provisions of FASB ASC 815, “Derivatives and Hedging”, the MHR 2006 Warrants have been determined to be an embedded derivative instrument which must be separated from the host contract. The MHR 2006 Warrants contain the same potential cash settlement provisions as the August 2007 equity financing warrants and therefore they have been accounted for as a separate liability. The fair value of the warrants is estimated, at the end of each quarterly period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2010 are a closing stock price of $3.14, expected volatility of 100% over the remaining term of one year and three months and a risk-free rate of 0.32%. The fair value of the MHR warrants increased by $0.1 million and $0.5 million during the three and six months ended June 30, 2010, respectively, which has been recognized in the accompanying statements of operations. The MHR warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 8 for a further discussion of the MHR Note.
August 2007 Equity Financing Warrants. In connection with the August 2007 offering, Emisphere sold warrants to purchase up to 400,000 shares of common stock (the “2007 Warrants”). Of these 400,000 warrants, 91,073 were sold to MHR. Each of the 2007 Warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The 2007 Warrants provide for certain anti-dilution protection as provided therein. Under the terms of the 2007 Warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the 2007 Warrants have been accounted for as a liability. The fair value of the 2007 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The warrants were accounted for with an initial value of $1.0 million on August 22, 2007. The assumptions used in computing the fair value as of June 30, 2010 are a closing stock price of $3.14, expected volatility of 108.88% over the remaining term of two years and two months and a risk-free rate of 1.02%. The fair value of the 2007 Warrants increased by $0.2 million and $0.5 million during the three and six months ended June 30, 2010, respectively, and the fluctuations have been recorded in the statements of operations. The 2007 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2009 Equity Financing Investors Warrants. In connection with the August 2009 offering, Emisphere sold warrants to purchase 6.4 million shares of common stock (the “2009 Warrants”), consisting of warrants to purchase 3.7 million shares of common stock to MHR and warrants to purchase 2.7 million shares of common stock to other unaffiliated investors (the “2009 Investor Warrants”). The 2009 Warrants were issued with an exercise price of $0.70 and expire on August 21, 2014. Under the terms of the 2009 Warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the 2009 Warrants have been accounted for as a liability. The fair value of the 2009 Warrants is estimated, at the end of each quarterly reporting period, using the

Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 30, 2010 are a closing stock price of $3.14, expected volatility of 94.03% over the remaining term of four years and two months and a risk-free rate of 1.79%. The fair value of the 2009 Warrants increased by $3.7 million and $9.8 million for the three and six months ended June 30, 2010, respectively and the fluctuation has been recorded in the statements of operations. The 2009 Warrants will be adjusted to estimated fair value for each future period they remain outstanding. On May 13, 2010, the BAM Opportunity Fund LP (“BAM”) notified the Company of its intention to exercise its 2009 Investor Warrant to purchase up to 1,342,857 shares of the Company’s common stock at an exercise price of $0.70, using the “cashless exercise” provision. The Company issued 1,005,213 shares of common stock to BAM in accordance with the terms of the cashless exercise provision on May 18, 2010. The Company calculated the fair value of the 1,342,857 million exercised warrants on May 13, 2010 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of May 13, 2010 are a closing stock price of $2.88, expected volatility of 93.1% over the remaining contractual life of four years and four months and a risk-free rate of 2.27%. The fair value of the 1.3 exercised warrants increased by $0.6 million and $2.3 million during the three and six months ended June 30, 2010, respectively, which has been recognized in the accompanying statements of operations. The fair value of the derivative liability at May 13, 2010 of $3.3 million was reclassified to additional paid-in-capital. The fair value calculation for the 2009 Investor Warrants was adjusted to reflect the 2009 Investor Warrants outstanding as of June 30, 2010. Subsequent to the quarter ended June 30, 2010, MOG Capital, LLC (“MOG Capital”) notified the Company of its intention to exercise its 2009 Investor Warrant to purchase up to 1,342,857 shares of the Company’s common stock at an exercise price of $0.70, using the “cashless exercise” provision. The Company issued an aggregate 961,724 shares to MOG Capital in accordance with the terms of the cashless exercise provision. After this cashless exercise, 2009 Investor Warrants to purchase up to 3,729,323 shares of common stock, in the aggregate, remain outstanding.
August 2009 Equity Financing Placement Agent Warrants. In connection with the August 2009 offering, Emisphere issued to Rodman & Renshaw, LLC (the “Placement Agent”), as part of the compensation for acting as placement agent for the August 2009 financing, warrants to purchase 504,000 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants were issued with an exercise price of $0.875 and expire on October 1, 2012. Under the terms of the warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the Placement Agent Warrants have been accounted for as a liability. On April 1, 2010, the Placement Agent notified the Company of its intention to exercise a portion of the Placement Agent Warrants using the “cashless exercise” provision. The Company issued 297,636 shares of common stock to the Placement Agent in accordance with the terms of the cashless exercise provision on April 5, 2010. After this cashless exercise, Placement Agent Warrants to purchase 37,800 share of common stock remained outstanding. On April 28, 2010, the Placement Agent notified the Company of its intention to exercise the remaining outstanding portion of the Placement Agent Warrants using the “cashless exercise” provision. The Company issued an additional 27,192 shares of common stock to the purchase agent on April 30, 2010. After this cashless exercise, the Placement Agent Warrants are no longer outstanding. The Company calculated the fair value of the 466,200 Placement Agent Warrants on April 2, 2010 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of April 2, 2010 are a closing stock price of $2.40, expected volatility of 104.70% over the remaining contractual life of two years and six months and a risk-free rate of 1.11%. The fair value of the 466,200 Placement Agent Warrants increased by $32 thousand and $0.6 million during the three and six months ended June 30, 2010, respectively, which has been recognized in the accompanying statements of operations. The fair value of the derivative liability from the 466,200 Placement Agent Warrants at April 2, 2010 of $0.9 million was reclassified to additional paid-in-capital. The Company calculated the fair value of the 37,800 Placement Agent Warrants on April 29, 2010 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of April 29, 2010 are a closing stock price of $3.05, expected volatility of 107.10% over the remaining contractual life of two years and five months and a risk-free rate of 1.11%. The fair value of the 37,800 Placement Agent Warrants increased by $3 thousand and $46 thousand during the three and six months June 30, 2010, respectively, which has been recognized in the accompany statements of operations. The fair value of the derivative liability from the 37,800 Placement Agent Warrants at April 29, 2010 of $0.1 million was reclassified to additional paid-in-capital.
June 2010 MHR Warrants. In connection with the Novartis Agreement, the Company and MHR entered into the MHR Letter Agreement and MHR, the Company and Novartis entered into the Non-Disturbance Agreement, which agreement was a condition to Novartis’ execution of the Novartis Agreement. Pursuant to the MHR Letter

Agreement, MHR agreed to the limit certain rights and courses of action that it would have available to it as a secured party under the Loan and Security Agreement. MHR also consented to the Novartis Agreement, which consent is required under the Loan and Security Agreement, as well as MHR’s agreement to enter into the Future Transaction Agreement in connection with another potential Company transaction. As consideration for its consent and limitation of rights, the Company granted MHR warrants to purchase 865,000 shares of its Common Stock. The warrants are exercisable at $2.90 per share and will expire on August 21, 2014. The “Novartis Note” warrants provide for certain anti-dilution protection as provided therein. We have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the “Novartis Note” warrants have been accounted for as a liability. Their fair value is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option pricing model to be $1.9 million which was recorded as a debt discount to the MHR Convertible Notes (see Note 8).. The assumptions used in computing the fair value of the warrants were a closing stock price of $3.15, expected volatility of 93.22% over the term of 4.2 years and a risk free rate of 1.02%. The assumptions used in computing the fair value as of June 30, 2010 are a closing stock price of $3.14, expected volatility of 93.95% over the remaining term of 4.2 years and a risk-free rate of 1.02%. The three and six months change in fair value of the MHR warrants was insignificant.
10. Net loss per share
     The following table sets forth the information needed to compute basic earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands except per share data)		(in thousands except per share data)
Basic net loss	$(13,704)	$(4,187)	$(32,170)	$(9,604)

Weighted average common shares outstanding	43,338,432	30,341,078	42,711,367	30,341,078

Basic net loss per share	$(0.32)	$(0.14)	$(0.75)	$(0.32)
     For the six months ended June 30, 2010 and 2009, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	As of June 30,
	2010	2009
Options to purchase common shares	3,187,116	3,962,139

Outstanding warrants	6,954,391	2,972,049
Novartis convertible note payable	—	7,537,921
MHR note payable	6,319,856	5,664,381

	16,461,363	20,136,490

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
     In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. On February 11, 2010, the arbitrator issued the final award in favor of Dr. Goldberg for a total amount of approximately $2,333,115 as full and final payment for all claims, defenses, counterclaims, fees and related matters. The Company opposed Dr. Goldberg’s petition to confirm the arbitration award. On July 12, 2010 the award was confirmed by the court. As of August 10, 2010, the Company adjusted its estimate of costs to settle this matter to $2.6 million to account for potential additional interest costs on the settlement amount and additional legal fees. Dr. Goldberg has proposed an order of settlement in the amount of approximately $2.6 million and seeks to have a final order entered August 16, 2010.
     The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and books accruals to account for its best estimate of future costs accordingly.
     Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2010.
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
     Adjustments to the restructuring liability are as follows ($ thousands):

	Liability at	Cash	Adjustment to	Liability at
	December 31, 2009	Payments	the Liability	June 30, 2010
Lease restructuring expense	$750	$(200)	$50	$600
12. Income Taxes
     The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2009 and June 30, 2010, the Company had no accruals for interest or penalties related to income tax matters. For the three months ended June 30, 2010 and 2009, the effective income tax rate was 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 35% is attributable to state tax benefits and tax credits offset by changes in the deferred tax valuation allowance.
13. New Accounting Pronouncements
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations or financial condition.
     In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should 1. be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; 2. be related solely to past performance; and 3. be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a material impact on the Company’s results of operations or financial condition.
     Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.
14. Fair Value
     In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Level 2	Level 2
	June 30, 2010	December 31, 2009
	($ thousands)	($ thousands)
Derivative instruments (short term)	$17,135	$6,189
Derivative instruments (long term)	12,031	4,591

Total	$29,166	$10,780

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.
     We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At June 30, 2010, the carrying value of the notes payable and accrued interest was $13.8 million. The MHR Convertible Notes, which are due on September 26, 2012, yield an effective interest rate of 43.5%. Refer to Note 8 of these financial statements for more information about the Company’s notes payable.
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
16. Subsequent Events
July 2010 MHR Promissory Note. On July 29, 2010, we issued a promissory note (the “July 2010 MHR Note”) to MHR Institutional Partners IIA LP and MHR Institutional Partners II LP (together, “MHR”) in the principal amount of $525,000. The July 2010 MHR Note provides for an interest rate of 15% per annum, with the entire principal amount due and payable on October 27, 2010 (the “Maturity Date”). The Maturity Date will be accelerated, in certain circumstances, to the date that is two business days following the receipt by the Issuer of at least $1,000,000 aggregate cash proceeds from third parties, whether in connection with certain financing transactions, commercial transactions or otherwise. MHR may, at its option, apply the amount of any payment of principal or interest on account of this July 2010 MHR Note as consideration for the purchase of any securities that may, from time to time, be issued by the Company to the MHR for value. The obligations under the July 2010 MHR Note are secured in accordance with the terms of the Amendment (the “Amendment”) to the Pledge and Security Agreement whereby Emisphere and MHR amended that certain Pledge and Security Agreement, dated as of September 26, 2005 (the “Security Agreement”) to extend the terms of the Security Agreement other than the intellectual property licensed to Novartis pursuant to the Master Agreement and Amendment dated June 4, 2010 by and between Emisphere and Novartis, to include the principal, interest and other obligations provided under the July 2010 MHR Note. In accordance with the terms of that certain 11.00% Senior Secured Convertible Note issued by the Emisphere to MHR and due September 26, 2012, MHR also provided a written consent to allow for the issuance of the Note and related obligations provided under the Amendment.
Subsequent to the quarter ended June 30, 2010, MOG Capital, LLC (“MOG Capital”) notified the Company of its intention to exercise its 2009 Investor Warrant to purchase up to 1,342,857 shares of the Company’s common stock at an exercise price of $0.70, using the “cashless exercise” provision. The Company issued an aggregate 961,724 shares to MOG Capital in accordance with the terms of the cashless exercise provision. After this cashless exercise, 2009 Investor Warrants to purchase up to 3,729,323 shares of common stock, in the aggregate, remain outstanding.

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
     The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During the second quarter 2010, we continued to develop our product pipeline utilizing the Eligen® Technology with prescription and nonprescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation. Investments required to continue developing our product pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that incremental investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution.

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
     Our product pipeline includes prescription and medical foods candidates. We reported progress on our planned second product, a higher dose, medical food formulation of Eligen® B12 for use by B12 deficient individuals. Our recently completed clinical trial showed that high dose Eligen® B12 1000mcg can efficiently and quickly restore Vitamin B12 levels in deficient individuals compared to the current standard of care. During July 2010, we announced that we are engaged in ongoing discussions with a potential licensee for our high dose oral Eligen® B12 1000mcg as a Medical Food for individuals with B12 deficiency. In addition, we are evaluating other potential licensees as well as the possibility of marketing the product without a partner. As a medical food, Emisphere’s Eligen® B12 (1000 mcg) is designed as a specially formulated and processed oral formulation for the specific dietary management of patients under medical supervision who, because of a limited or impaired capacity to absorb Vitamin B12 , have a diagnosed Vitamin B12 deficiency. It is planned to be available early in 2011. It is estimated that as many as 10 million people in the U.S. and over 100 million people worldwide may be B12 deficient. Oral Eligen® B12 and the foregoing statements have not been evaluated by the Food and Drug Administration. Oral Eligen® B12 is not intended to diagnose, treat, cure, or prevent any disease.
     Previously, the Company had announced interim data from the recently completed study demonstrated that its high-dose oral Eligen® B12 (1000mcg) given to individuals with low B12 levels restores normal B12 serum concentrations. Normal levels of serum B12 were achieved by all study participants who had taken Eligen® B12 (1000mcg) 15 days into the 90-day study when the first blood samples were taken. These data, in Abstract Number 8370, were presented at the Experimental Biology 2010 Conference in Anaheim, California. In this open-label, randomized, 90-day study, serum cobalamin (B12) and holotranscobalamin (active B12) were collected and measured at Baseline, Day 15, Day 31, Day 61 and Day 91. A total of 49 study participants were enrolled (26 on IM injection and 23 on oral) and received either nine 1000mcg intramuscular injections of Vitamin B12 or once daily tablets of oral Eligen® B12 (1000 mcg). The results from the interim analysis showed that serum cobalamin and active B12 returned to the normal range with both products and normalization was maintained. With participants in the oral Eligen® B12 (1000mcg) group showing the ability to rapidly achieve normalized serum and active B12 levels, the study illustrates the potential of the Eligen® Technology and of the high dose, oral Eligen® B12 (1000mcg) formulation to offer a much needed medical food alternative to painful and inconvenient IM injections.
     On the prescription side, our licensees include Novartis, which is using our drug delivery technology in combination with salmon calcitonin, parathyroid hormone, and human growth hormone. During June 2010, we announced that we entered into an expanded relationship with Novartis pursuant to which Novartis has cancelled the Company’s Convertible Promissory Note (the “Novartis Note”). The Novartis Note was originally issued to Novartis on December 1, 2004 in connection with the Research Collaboration and Option License Agreement between the parties of that date and was originally due December 1, 2009. Previously, Novartis had agreed to extend the maturity date to June 4, 2010. In connection with the cancellation of the Novartis Note, the parties agreed to modify the royalty and milestone payment schedule for the Research Collaboration and Option Agreement and License Agreement between the parties for the development of an oral salmon calcitonin product for the treatment of osteoarthritis and osteoporosis. Additionally, we have granted Novartis the right to evaluate the feasibility of using Emisphere’s Eligen® Technology with two new compounds to assess the potential for new product development opportunities. If Novartis chooses to develop oral formulations of these new compounds using the Eligen® Technology, the parties will negotiate additional agreements. In that case, Emisphere could be entitled to receive development milestone and royalty payments in connection with the development and commercialization of these potentially new products.
     Novartis’ most advanced program is testing an oral formulation of calcitonin to treat osteoarthritis and osteoporosis. Novartis is conducting two Phase III clinical studies for osteoarthritis and one Phase III clinical study for osteoporosis. Now that these Phase III studies are fully enrolled, over 5,500 clinical study patients used the Eligen® Technology during 2009 and continue to use it during 2010. During July 2010, we announced that Novartis Pharma AG and its license partner Nordic Bioscience a/s (the “Sponsor”) reported the following in connection with their Phase III Study 2302 in osteoarthritis assessing the safety and efficacy of oral calcitonin in the treatment of osteoarthritis of the knee. This study incorporates Emisphere’s unique and proprietary Eligen® Drug Delivery Technology for the improved oral absorption of salmon calcitonin. An independent Data Monitoring Committee

(“DMC”) conducted a futility analysis of one-year data for all patients enrolled in this two-year study, including assessments of safety and efficacy parameters. The DMC concluded that although there is no reason to stop Study 2302 because of safety concerns, there is no reason to continue the study for efficacy. The DMC also concluded that the final decision whether to continue Study 2302 rests with the Sponsor. A parallel two-year Phase III Study 2301 in osteoarthritis assessing the safety and efficacy of oral calcitonin in the treatment of osteoarthritis of the knee is still in progress. In December 2009, the DMC conducted a futility analysis of one-year data for all patients enrolled in this two-year study, including assessments of safety and efficacy parameters, and recommended to continue with such Study. The Sponsor currently intends to continue the clinical program of oral calcitonin in osteoarthritis, including both Phase III Study 2301 and Phase III Study 2302. Novartis and Nordic Bioscience will continue to work together to assess next steps once the final data of Study 2301 is available. This data is expected to be available in the fourth quarter, 2010. Additionally, the Sponsor currently intends to continue the clinical program of oral calcitonin in osteoporosis. Previously, in its quarterly earnings report for the period ended June 30, 2010, Novartis stated that oral calcitonin for the treatment of osteoporosis is planned to file with the regulatory authorities during 2011.
     During April 2010, we announced the publication of a research study entitled, “Investigation of the Direct Effect of Salmon Calcitonin on Human Osteoarthritic Chondrocytes,” by Nordic Bioscience in the April 5, 2010 edition of the publication BMC Musculoskeletal Disorders. Oral salmon calcitonin, which uses Emisphere’s proprietary Eligen® Technology, is currently being studied in osteoarthritis and osteoporosis by Novartis Pharma AG and Nordic Bioscience. The study was conducted in vitro on cartilage samples obtained from female patients undergoing total knee arthroplasty surgery for the treatment of osteoarthritis. The article describes the growth promoting effects of salmon calcitonin on these cartilage samples. The study shows that treatment with pharmacological concentrations of calcitonin increases synthesis of both proteoglycan (proteins and sugars which interweave with collagen) and collagen type II — the key components of articular cartilage. This research is unique and significant as it represents the first work to look chiefly at the ability of salmon calcitonin to stimulate cartilage synthesis. These findings provide evidence to substantiate the theory that calcitonin may exert a positive effect on joint health through its dual action of promoting both bone and cartilage formation.
     During December 2009, we announced a meta-analysis published in the December 2009 edition of Rheumatology Reports examining independent evidence of the analgesic action of the hormone calcitonin. This publication restated the potential of calcitonin in filling a significant unmet need for alternative treatments for persistent musculoskeletal pain. Scientists from Nordic Bioscience were involved in the preparation of this meta-analysis. Non-malignant musculoskeletal pain is the most common clinical symptom that causes patients to seek medical attention and is a major cause of disability in the world. Musculoskeletal pain can arise from a variety of common conditions including osteoarthritis, rheumatoid arthritis, osteoporosis, surgery, low back pain and bone fracture. The meta-analysis, conducted by researchers at the Center for Sensory-Motor Interaction in the Department of Health Science and Technology at Aalborg University in Denmark, examined independent pre-clinical and clinical studies spanning nearly 45 years of the possible intrinsic analgesic properties of calcitonin, with special focus on the challenges in the musculoskeletal system. The authors concluded that well-designed clinical trials should be conducted to further validate evidence of calcitonin’s analgesic action and its promising potential role in the management of musculoskeletal pain. The effects of calcitonin on clinical pain conditions have received increasing attention in the past decades, although a consensus on mechanism-of-action and potential indications has not been reached. The analgesic activity of oral salmon calcitonin has been shown in several controlled prospective double-blind studies; besides pain management in osteoporosis, calcitonin has shown analgesic action in painful conditions such as phantom limb pain, diabetic neuropathy, complex regional pain syndrome, adhesive capsulitis, rheumatoid arthritis, vertebral crush fractures, spondylitis, tumor metastasis, cancer pain, migraine, Paget’s disease of bone as well as post-operative pain. An ideal treatment with an optimal efficacy, safety and convenience profile is not available for the musculoskeletal pain associated with such conditions as osteoporosis and osteoarthritis. This review of the literature highlights the clear unmet medical need that could be addressed by Emisphere’s oral salmon calcitonin product.
     Novartis is also engaged in research using the Eligen® Technology and PTH-1-34 to develop a safe and effective oral formulation of PTH for the treatment of postmenopausal osteoporosis, PTH is produced by the parathyroid glands to regulate the amount of calcium and phosphorus in the body. When used therapeutically, it increases bone density and bone strength to help prevent fractures. It is approved to treat osteoporosis, a disease associated with a gradual thinning and weakening of the bones that occurs most frequently in women after menopause. Untreated postmenopausal osteoporosis can lead to chronic back pain, disabling fractures, and lost mobility. Novartis conducted a Phase I study in postmenopausal women to determine the safety and tolerability of oral PTH-1-34, a combination of human PTH-1-34 and Emisphere’s delivery agent 5-CNAC, for the treatment of postmenopausal osteoporosis. The study was designed to assess the bioavailability profile of increasing doses of PTH-1-34 combined with different amounts of 5-CNAC administered orally. The results, from the single-center, partially-blinded, incomplete cross-over study were presented October 19, 2009 in a poster session at the 73rd Annual Scientific Meeting of the American College of Rheumatology in Philadelphia. Study results demonstrated that a single dose of the novel oral parathyroid hormone PTH-1-34, which utilizes Emisphere’s proprietary Eligen® Drug Delivery Technology and absorption-enhancing carrier molecule 5-CNAC, achieved potentially therapeutically relevant exposure and safety profiles similar to those of the currently available injectable formulation in healthy postmenopausal women.
     During April 2010, we announced that Novartis Pharma AG initiated a second Phase I trial for an oral PTH-1-34 which uses Emisphere’s Eligen® Technology, and is in development for the treatment of postmenopausal osteoporosis. The study is a partially blinded, placebo controlled, active comparator study to explore the safety, tolerability, pharmacokinetics and pharmacodynamics in postmenopausal women after daily oral doses of PTH-1-34. The study has two parts (A and B) and will enroll a total of approximately up to 120 postmenopausal women. In Part A of the trial, ascending doses of oral PTH-1-34 using the Eligen® Technology will be tested for safety, tolerability and pharmacokinetics and compared to Forsteo®. In Part B, in addition to safety and tolerability of oral PTH-1-34 using the Eligen® Technology, pharmacodynamic responses will be measured by bone biomarker levels and bone mineral density, and compared to Forsteo®. The first patient was enrolled in April.
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
     Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products. We plan to expand our pipeline with product candidates that demonstrate significant opportunities for growth. During March 2010, Emisphere and Alchemia Ltd. (ASX:ACL) announced that they would join efforts to develop an oral formulation of the anti-coagulant drug fondaparinux with Emisphere’s Eligen® Technology. Fondaparinux, an anti-coagulant used for the prevention of deep vein thrombosis, is marketed in injectable form as Arixtra® by GlaxoSmithKline. Arixtra® has been off patent since 2002 but, due to the complexity of its synthesis, there is currently no approved generic or alternative source of commercial scale active pharmaceutical ingredient (“API”). Alchemia has developed a novel, patent protected, synthesis for the manufacture of fondaparinux at commercial scale. In March 2009, Alchemia’s manufacturing and U.S. marketing partner, Dr Reddy’s Laboratories (NYSE: RDY) submitted an ANDA to the U.S. FDA for a generic version of the injectable form of fondaparinux. We believe an oral formulation of fondaparinux could dramatically increase the market potential for fondaparinux. Based on what we know from our experience with other chemically-related anti-coagulants, the profile of fondaparinux should fit very well with the Eligen® Technology given its half life and safety profile. Although developing an oral formulation of an injectable compound is always challenging, this project could produce substantial benefits for the medical community. The combination of Emisphere’s delivery technology and Alchemia’s fondaparinux may ultimately allow us to bring an oral anti-coagulant to market in an accelerated fashion. Alchemia has already seen preclinical data suggesting that enhanced levels of oral absorption can be achieved for fondaparinux. If the dose formulated with the Eligen® Technology can be successfully optimized, it could open up a host of medically and commercially compelling opportunities for fondaparinux, Alchemia plans to evaluate a number of different formulations initially in order to optimize oral bioavailability and pharmacokinetics, with the aim of then rapidly moving into human clinical studies.
     By expanding our relationship with Novartis and settling the Novartis Note on non-dilutive terms (see Note 8 to the Financial Statements contained in this quarterly report) the Company strengthened its Balance Sheet and enhanced the potential future value of its Eligen® Technology through the potential future additional development and commercialization of potentially new products by Novartis. By focusing on improving operational efficiency, we have strengthened our financial foundation while maintaining our focus on advancing and commercializing the Eligen® Technology. By closing our research and development facility in Tarrytown, NY and utilizing independent contractors to conduct essential research and development, we reduced our annual cash burn from operating activities to approximately $8 million per year. Additionally, we have accelerated the commercialization of the Eligen® Technology in a cost effective way and gained operational efficiencies by tapping into more advanced scientific processes independent contractors can provide.
Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009:

		Three Months Ended
		June 30,
	2010	2009	Change
	(in thousands)
Revenue	$39	$—	$39
Operating expenses	$3,156	$2,998	$158
Operating loss	$(3,117)	$(2,998)	$(119)
Other income (expense)	$(10,587)	$(1,189)	$(9,398)
Net loss	$(13,704)	$(4,187)	$(9,517)
     Revenue increased $0.04 million for the three months ended June 30, 2010 compared to the same period last year due to commercial sales of low dose Eligen® B-12.
     Operating expenses increased $0.16 million or 5% for the three months ended June 30, 2010 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(673)
Decrease in professional fees	(13)
Increase in occupancy costs	2
Decrease in clinical costs	(72)
Decrease in depreciation and amortization	(21)
Increase in other costs	935

$158

Human resource costs decreased $673 thousand, or 37%, due primarily to a $70 thousand decrease from a reduction in personnel in 2010 and a $631 thousand reduction in non-cash compensation, partially offset by the receipt of a refund in workers compensation insurance during 2009.
Professional fees decreased $13 thousand, or 1%, due primarily to a net decrease in legal fees.
Occupancy costs increased $2 thousand, or 2%, due to higher common area maintenance costs.
Clinical costs decreased $72 thousand, or 22%, due primarily to a decrease in clinical trial costs related to B-12 as the trial nears completion.

Depreciation and amortization costs decreased $21 thousand, or 22%, due to the write off of certain equipment in connection with the closure of the Tarrytown facility as a result of our fixed asset audit in the fourth quarter of 2009.
Other costs increased $935 thousand, or 174%, due primarily to the receipt of $779 thousand proceeds from the sale of fixed asset equipment in 2009 and an increase of $220 thousand in estimated costs to settle outstanding lawsuits during 2010; partially offset by a $63 thousand reduction in expenses associated with the abandonment of the Tarrytown NY facility during 2009.
     Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	June 30,
	2010	2009
Human resource costs, including benefits	36%	61%
Professional fees for legal, intellectual property, accounting and consulting	38%	40%
Occupancy for our laboratory and operating space	3%	3%
Clinical costs	8%	11%
Depreciation and amortization	2%	3%
Other	13%	-18%
     Other expense increased $9.4 million for the three months ended June 30, 2010 in comparison to the same period last year primarily due to a $8.2 million increase in the fair value of derivative instruments due to relative changes in stock price during the three months ended June 30, 2010 compared to the three months period ended June 30, 2009; an increase of $0.7 million in interest expense and a decrease of $0.5 million in other income due to the receipt of a $0.5 million installment payment on the sale of a patent to MannKind during the three months ended June 30, 2009.
     As a result of the above factors, we had a net loss of $13.7 million for the three months ended June 30, 2010, compared to a net loss of $4.2 million for the three months ended June 30, 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009:

	Six Months Ended
		June 30,
	2010	2009	Change
	(in thousands)
Revenue	$51	$—	$51
Operating expenses	$6,176	$7,657	$(1,481)
Operating loss	$(6,125)	$(7,657)	$1,532
Other income (expense)	$(26,045)	$(1,947)	$(24,098)
Net loss	$(32,170)	$(9,604)	$(22,566)
     Revenue increased $0.05 million for the six months ended June 30, 2010 compared to the same period last year due to commercial sales of low dose Eligen® B-12.
     Operating expenses decreased $1.6 million or 21% for the six months ended June 30, 2010 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(374)
Decrease in professional fees	(908)
Decrease in occupancy costs	(822)
Decrease in clinical costs	(522)
Decrease in depreciation and amortization	(157)
Increase in other costs	1,302

$(1,481)

Human resource costs decreased $374 thousand, or 12%, due primarily to a $460 thousand decrease in non-cash compensation and a $79 thousand decrease from reduction in personnel, offset by the award of a $150 thousand special bonus to the Company’s CEO and a $15 thousand increase in employee benefits.

Professional fees decreased $908 thousand, or 30%, due primarily to a $597 thousand decrease in legal fees primarily in connection with the completion of the arbitration with the Company’s former CEO; a $252 thousand decrease in consulting costs and $59 thousand decrease from other professional fees.
Occupancy costs decreased $822 thousand, or 82%, due to the closure of our laboratory facilities in Tarrytown, NY.
Clinical costs decreased $522 thousand, or 57%, due primarily to a $247 thousand decrease in clinical trial costs and a $132 thousand decrease in outside lab fees associated with the completion of analytical testing programs related to the B-12 program; a $103 thousand decrease in lab supplies and a $57 thousand decrease in repairs and maintenance of laboratory equipment as a result of closure of the Tarrytown NY facility in 2009.
Depreciation and amortization costs decreased $157 thousand, or 51%, due to the sales of laboratory equipment and the write off of certain equipment in connection with the closure of the Tarrytown facility.
Other costs increased $1.3 million, or 194%, due primarily to the receipt of $822 thousand proceeds from the sale of fixed asset equipment in 2009, an increase of $220 thousand in estimated costs to settle outstanding lawsuit and a $353 thousand credit adjustment to restructuring expense taken during the first quarter 2009 in connection with the closure of the Tarrytown facility.
     Our principal operating costs include the following items as a percentage of total operating expenses:

	Six Months Ended
	June 30,
	2010	2009
Human resource costs, including benefits	44%	41%
Professional fees for legal, intellectual property, accounting and consulting	34%	39%
Occupancy for our laboratory and operating space	3%	13%
Clinical costs	6%	12%
Depreciation and amortization	3%	4%
Other	10%	-9%
     Other expense increased $24.1 million for the six months ended June 30, 2010 in comparison to the same period last year primarily due to a $22.3 million increase in the fair value of derivative instruments due to the issuance of new warrants which are required to be accounted for as a derivative instruments and to relative changes in stock price during the six months ended June 30, 2010 and June 30, 2009 respectively; an increase of $1.1 million in interest expense and a decrease of $0.7 million in other income due primarily from a $0.5 installment payment on the sale of patent to MannKind and $0.2 million decrease in sublease income in connection with the closure of our Tarrytown facility during 2009.
     As a result of the above factors, we had a net loss of $32.2 million for the six months ended June 30, 2010, compared to a net loss of $9.6 million for the six months ended June 30, 2009.
Liquidity and Capital Resources
     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2010, our accumulated deficit was approximately $468.8 million and our stockholders deficit was approximately $73.4 million. Our net loss and operating loss was $13.7 million and $3.1 million, respectively for the three months ended June 30, 2010 compared to a net loss and net operating loss of $4.2 million and $3.0 million, respectively for the three months ended June 30, 2009. Our net loss and net operating loss for the six months ended June 30, 2010 were $32.2 million and $6.1 million respectively compared to $9.6 million and $7.7 million, respectively for the six months ended June 30, 2009.
     On July 29, 2010, we issued a promissory note (the “Note”) to MHR Institutional Partners IIA LP and MHR Institutional Partners II LP (together, “MHR”) in the principal amount of $525,000. The Note provides for an interest rate of 15% per annum, with the entire principal amount due and payable on October 27, 2010 (the “Maturity Date”). The Maturity Date will be accelerated, in certain circumstances, to the date that is two business days following the receipt by the Issuer of at least $1,000,000 aggregate cash proceeds from third parties, whether in connection with certain financing transactions, commercial transactions or otherwise. The obligations under the Note are secured in accordance with the terms of the Amendment (the “Amendment”) to the Pledge and Security Agreement whereby Emisphere and MHR amended that certain Pledge and Security Agreement, dated as of September 26, 2005 (the “Security Agreement”) to extend the terms of the Security Agreement other than the intellectual property licensed to Novartis pursuant to the Master Agreement and Amendment dated June 4, 2010 by and between Emisphere and Novartis, to include the principal, interest and other obligations provided under the Note. In accordance with the terms of that certain 11.00% Senior Secured Convertible Note issued by the Emisphere to MHR and due September 26, 2012, MHR also provided a written consent (the “Consent”) to allow for the issuance of the Note and related obligations provided under the Amendment.
     In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. On February 11, 2010, the arbitrator issued the final award in favor of Dr. Goldberg for a total amount of approximately $2,333,115 as full and final payment for all claims, defenses, counterclaims, fees and related matters. The Company opposed Dr. Goldberg’s petition to confirm the arbitration award. On July 12, 2010 the award was confirmed by the court. As of August 10, 2010, the Company adjusted its estimate of costs to settle this matter to $2.6 million to account for potential additional interest costs on the settlement amount and additional legal fees. Dr. Goldberg has proposed an order of settlement in the amount of approximately $2.6 million and seeks to have a final order entered August 16, 2010.
     On June 4, 2010, we entered into a Master Agreement and Amendment with Novartis (the “Novartis Agreement”). Pursuant to the Novartis Agreement, we were released and discharged from its obligations under the Novartis Note in exchange for (1) the reduction of future royalty and milestone payments up to an aggregate amount of $11.0 million due the Company under the Research Collaboration and Option Agreement, dated as of December 3, 1997, as amended on October 20, 2000, and the License Agreement, date as of March 8, 2000, for the development of an oral salmon calcitonin product for the treatment of osteoarthritis and osteoporosis.; (2) the right for Novartis to evaluate the feasibility of using Emisphere’s Eligen® Technology with two new compounds to assess the potential for new product development opportunities; and (3) other amendments to the Research Collaboration and Option Agreement and License Agreement. As of the date of the Novartis Agreement, the outstanding principal balance and accrued interest of the Novartis Note was approximately $13.0 million.
     We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of June 30, 2010 total cash was $0.7 million including restricted cash of $0.26 million. The change in cash relates to the net loss offset by changes in accounts payable and non-cash items. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources, including the amounts provided by MHR in connection with the July 2010 MHR Note but not accounting for an approximately $2.6 million arbitration award in favor of the Company’s former CEO, will enable us to continue operations through approximately August 31, 2010 or earlier if unforeseen events arise that negatively affect our liquidity. However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit reports prepared by our independent registered public accounting firms relating to our financial statements for the years ended December 31, 2009, 2008 and 2007 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
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
Off-Balance Sheet Arrangements
     As of June 30, 2010, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three months ended June 30, 2010.
Critical Accounting Estimates
     Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2010 for detailed explanations of its critical accounting estimates which have not changed significantly during the period ended June 30, 2010.
New Accounting Pronouncements
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations or financial condition.
     In April 2010, the FASB issue ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should 1. Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone. 2, Related solely to past performance. 3. Be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoptions of ASU 2010-17 did not have a material impact on the Company’s results of operations or financial condition.
     Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Fair Value of Warrants and Derivative Liabilities. At June 30, 2010, the estimated fair value of derivative instruments was $29.2 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives
(in thousands)
25% increase in stock price	$9,282
50% increase in stock price	18,827
5% increase in assumed volatility	739
25% decrease in stock price	(8,419)
50% decrease in stock price	(16,448)
5% decrease in assumed volatility	(760)

ITEM 4T.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

ITEM 1.	LEGAL PROCEEDINGS
     In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. On February 11, 2010, the arbitrator issued the final award in favor of Dr. Goldberg for a total amount of approximately $2,333,115 as full and final payment for all claims, defenses, counterclaims, fees and related matters. The Company opposed Dr. Goldberg’s petition to confirm the arbitration award. On July 12, 2010 the award was confirmed by the court. As of August 10, 2010, the Company adjusted its estimate of costs to settle this matter to $2.6 million to account for potential additional interest costs on the settlement amount and additional legal fees. Dr. Goldberg has proposed an order of settlement in the amount of approximately $2.6 million and seeks to have a final order entered August 16, 2010.

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
As of June 30, 2010, we had approximately $0.7 million in cash and restricted cash, approximately $22.2 million in working capital deficiency, a stockholders’ deficit of approximately $73.4 million and an accumulated deficit of approximately $468.8 million. Our net loss and operating loss for the three months ended June 30, 2010 were approximately $13.7 million and $3.1 million, respectively and $32.2 million and $6.1 million, respectively for the six months ended June 30, 2010. Since our inception in 1986, we have generated significant losses from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern. The audit reports prepared by our independent registered public accounting firms relating to our financial statements for the years ended December 31, 2007, 2008 and 2009, respectively included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
On July 29, 2010, we issued a promissory note (the “Note”) to MHR in the principal amount of $525,000. The Note provides for an interest rate of 15% per annum, with the entire principal amount due and payable on October 27, 2010.We anticipate that our existing capital resources, including the amounts provided by MHR in connection with the Note will enable us to continue operations through approximately August 31, 2010, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to August 31, 2010, we will be forced to cease operations.
We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources, including the amounts provided by MHR in connection with the July 2010 MHR Note but not accounting for an approximately $2.6 million arbitration award in favor of the Company’s former CEO, will enable us to continue operations through approximately August 31, 2010 or earlier if unforeseen events arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2009 contained a going concern explanatory paragraph. We are pursuing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.
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
     On April 20, 2010, Elan Corporation, plc (“Elan”) notified the Company of its intention to exercise its Warrant to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $0.4635 (as adjusted pursuant to the terms of the warrant) using the “cashless exercise” provision. On April 21, 2010, the Company issued 518,206 shares of common stock to Elan. After the cashless exercise, the Elan Warrant is no longer outstanding.
     On May 13, 2010, the BAM Opportunity Fund LP (“BAM”) notified the Company of its intention to exercise its warrant to purchase up to 1,342,857 shares of the Company’s common stock, originally issued in August 2009 at an exercise price of $0.70, using the “cashless exercise” provision. The Company issued 1,005,213 shares of common stock to BAM on May 18, 2010.
     On July 21, 2010, MOG Capital, LLC (“MOG Capital”) notified the Company of its intention to exercise part of its warrant to purchase up to 1,342,857 shares of the Company’s common stock originally issued in August 2009 at an exercise price of $0.70. using the “cashless exercise” provision. The Company issued 6,000 shares to MOG Capital on July 26, 2010. On July 23, 2010, MOG notified the Company of its intention to exercise the remaining outstanding portion of its warrant using the “cashless exercise” provision. The Company issued an additional 955,724 shares of common stock to MOG on July 28, 2010. After such cashless exercises, August 2009 Warrants originally issued in August 2009 to purchase 3,729,323 shares of common stock, in the aggregate, remained outstanding.
     For these issuances, the Company is relying on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.	OTHER EVENTS

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

3.2	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference).

3.3	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference.

4.2	Form of Emisphere Technologies, Inc. Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed on June 8, 2010 and incorporated herein by reference).

10.1	Letter Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated June 8, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on June 8, 2010 and incorporated herein by reference).*

10.2	Form of Emisphere Technologies, Inc. Reimbursement Note (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on June 8, 2010 and incorporated herein by reference).

10.3	Form of Emisphere Technologies, Inc. Second Reimbursement Note (filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on June 8, 2010 and incorporated herein by reference).

10.4	Research Master Agreement and Amendment by and between Emisphere Technologies, Inc. and Novartis Pharma AG, effective as of June 4, 2010 (filed herewith).**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

**	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.
Date: August 16, 2010	/s/ Michael V. Novinski
Michael V. Novinski
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

3.2	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference).

3.3	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed on September 14, 2007 and incorporated herein by reference).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed April 10, 2006 and incorporated herein by reference.

4.2	Form of Emisphere Technologies, Inc. Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed on June 8, 2010 and incorporated herein by reference).

10.1	Letter Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated June 8, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on June 8, 2010 and incorporated herein by reference).*

10.2	Form of Emisphere Technologies, Inc. Reimbursement Note (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on June 8, 2010 and incorporated herein by reference).

10.3	Form of Emisphere Technologies, Inc. Second Reimbursement Note (filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on June 8, 2010 and incorporated herein by reference).

10.4	Research Master Agreement and Amendment by and between Emisphere Technologies, Inc. and Novartis Pharma AG, effective as of June 4, 2010 (filed herewith).**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

*	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

**	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.