Form 10-Q
period 2010-09-30
EMISPHERE TECHNOLOGIES INC
filed 2010-11-12
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 1, 2010 was 51,889,102.

EMISPHERE TECHNOLOGIES, INC.
     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1. FINANCIAL STATEMENTS
EMISPHERE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,961	$3,566
Accounts receivable, net	60	158
Inventories	260	20
Prepaid expenses and other current assets	539	369

Total current assets	3,820	4,113
Equipment and leasehold improvements, net	94	138
Purchased technology, net	897	1,077
Restricted cash	259	259
Deferred financing cost	273	346

Total assets	$5,343	$5,933

Liabilities and Stockholders’ Deficit:
Current liabilities:
Notes payable, including accrued interest and net of related discount	$—	$12,588
Accounts payable and accrued expenses	4,400	4,975
Derivative instruments
Related party	7,477	3,205
Others	2,423	2,984
Restructuring accrual, current	450	750
Contract termination liability	435	—
Other current liabilities	33	52

Total current liabilities	15,218	24,554
Notes payable, including accrued interest and net of related discount, related party	15,863	13,076
Deferred revenue	26,533	11,494
Derivative instrument related party	8,557	4,591
Deferred lease liability and other liabilities	56	82

Total liabilities	66,227	53,797
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 52,178,834 shares (51,889,102 outstanding) as of September 30, 2010 and issued 42,360,133 shares (42,070,401 outstanding) as December 31, 2009	522	424
Additional paid-in-capital	401,740	392,335
Accumulated deficit	(459,194)	(436,671)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(60,884)	(47,864)

Total liabilities and stockholders’ deficit	$5,343	$5,933

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENT OF OPERATIONS
For the three and nine months ended September 30, 2010 and 2009
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Sales	$4	$—	$55	$—

Costs and expenses:
Research and development	690	782	1,984	3,452
General and administrative expenses	2,516	2,493	6,979	8,348
Restructuring costs	—	—	50	(353)
Gain on disposal of fixed assets	—	(2)	(1)	(824)
Expense from settlement of lawsuit	58	—	278	—
Expense from termination of sales agreement	542	—	542	—
Depreciation and amortization	73	120	223	427

Total costs and expenses	3,879	3,393	10,055	11,050

Operating loss	(3,875)	(3,393)	(10,000)	(11,050)

Other non-operating income (expense):
Other income	2	24	7	91
Sublease income	—	—	—	232
Sale of patents	500	—	500	500
Change in fair value of derivative instruments
Related party	11,766	45	(3,562)	(35)
Other	2,831	576	(4,440)	322
Interest expense
Related party	(1,573)	(1,150)	(4,642)	(3,290)
Other	(4)	(139)	(386)	(411)

Total other non-operating income (expense)	13,522	(644)	(12,523)	(2,591)

Net income (loss)	$9,647	$(4,037)	$(22,523)	$(13,641)

Net income (loss) per share, basic	$0.20	$(0.11)	$(0.51)	$(0.42)

Net income (loss) per share, diluted	$0.19	$(0.11)	$(0.51)	$(0.42)

Weighted average shares outstanding, basic	47,401,395	35,695,769	44,291,889	32,188,554

Weighted average shares outstanding, diluted	50,922,881	35,695,769	44,291,889	32,188,554

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2010 and 2009
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(22,523)	$(13,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44	248
Amortization	179	179
Change in fair value of derivative instruments	8,003	(286)
Non-cash interest expense	5,027	3,701
Non-cash compensation expense	685	1,301
Gain on disposal of fixed assets	(1)	(824)
Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	99	211
Increase in inventory	(24)	—
Increase in deposits on inventory	(420)
Decrease in prepaid expenses and other current assets	33	20
Increase in deferred revenue	2,069	149
Decrease (increase) in accounts payable and accrued expenses	(516)	2,160
Increase in other current liabilities	415	31
Decrease in deferred lease liability	(25)	(39)
Decrease in restructuring accrual	(300)	(1,627)

Total adjustments	15,268	5,224

Net cash used in operating activities	(7,255)	(8,417)

Net cash provided by investing activities — proceeds from sale of fixed assets	1	880

Cash flows from financing activities:
Proceeds from notes payable	500
Payments on notes payable	(525)
Proceeds from the issuance of common stock	6,674	7,298

Net cash provided by financing activities	6,649	7,298

Net decrease in cash and cash equivalents	(605)	(239)
Cash and cash equivalents, beginning of period	3,566	7,214

Cash and cash equivalents, end of period	$2,961	$6,975

Schedule of non-cash financing activities
Common stock issued to settle accrued Directors compensation	$11	$—
Exchange of debt as deferred revenue (Note 8)	$13,000	$—
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Nature of Operations and Liquidity
Nature of Operations. Emisphere Technologies, Inc. (“Emisphere”, “our”, “us”, the “Company” or “we”) is a biopharmaceutical company that focuses on improving delivery of therapeutic molecules, pharmaceutical compounds, and nutritional supplements using its Eligen® Technology. These molecules, compounds and supplements could be currently available or are in pre-clinical or clinical development.
Our core business strategy is to develop oral forms of drugs or nutritional supplements that are not currently available or have poor bioavailability in oral form, either alone or with corporate partners, by applying the Eligen® Technology to those drugs or nutritional supplements. Typically, the drugs or nutritional supplements that we target have received regulatory approval, have demonstrated safety and efficacy, and are currently available on the market.
Liquidity. As of September 30, 2010, we had approximately $3.2 million in cash and restricted cash, approximately $11.4 million in working capital deficiency, a stockholders’ deficit of approximately $60.9 million and an accumulated deficit of approximately $459.2 million. Net income was $9.6 million and operating loss was $3.9 million for the three months ended September 30, 2010. Net loss and operating loss for the nine months ended September 30, 2010 were $22.5 million and $10.0 million, respectively.
On August 25, 2010, the Company entered into a securities purchase agreement (together with the securities purchase agreement with MHR and its affiliates, as described below, the “August 2010 Financing”) with certain institutional investors pursuant to which the Company agreed to sell an aggregate of 3,497,528 shares of its common stock and warrants to purchase a total of 2,623,146 additional shares of its common stock for total gross proceeds of $3,532,503. Each unit, consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, was sold at a purchase price of $1.01. The warrants to purchase additional shares are exercisable at a price of $1.26 per share and will expire 5 years from the date of issuance. In accordance with the terms of a registration rights agreement with the investors, the Company filed a registration statement on September 15, 2010, which was declared effective October 12, 2010. On August 25, 2010, the Company also announced that it had entered into a separate securities purchase agreement with MHR Fund Management LLC (together with its affiliates, “MHR”) as part of the August 2010 Financing, pursuant to which the Company agreed to sell an aggregate of 3,497,528 shares of its common stock and warrants to purchase a total of 2,623,146 additional shares of its common stock for total gross proceeds of $3,532,503. Each unit, consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, was sold at a purchase price of $1.01. The warrants to purchase additional shares are exercisable at a price of $1.26 per share and will expire 5 years from the date of issuance.
The Company received total net proceeds from the August 2010 Financing of approximately $6.7 million after deducting fees and expenses and excluding the proceeds, if any, from the exercise of the warrants that will be issued in the transactions. Proceeds from these transactions will be used to fund the Company’s operations (including investments in new product development and commercialization), to satisfy certain debts of the Company, to settle certain outstanding litigation and to meet the Company’s obligations as they may arise.
In connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR (the “Waiver Agreement”), pursuant to which MHR waived certain anti-dilution adjustment rights under its 11% senior secured notes and warrants issued by the Company to MHR in September 2006 that would otherwise have been triggered by the private placement described above. As consideration for such waiver, the Company issued to MHR a warrant to purchase 975,000 shares of common stock and agreed to reimburse MHR for 50% of its legal fees up to a maximum reimbursement of $50,000. The terms of such warrant are identical to the warrants issued to MHR in the transaction described above. The Company was advised in these transactions by an independent committee of the Board of Directors. Roth Capital Partners served as the placement agent for the offering.

On July 29, 2010, we issued a promissory note (the “July 2010 MHR Note”) to MHR in the principal amount of $525,000. The July 2010 MHR Note provided for an interest rate of 15% per annum, with the entire principal amount due and payable on October 27, 2010 (the “Maturity Date”). The July 2010 MHR Note also provided that the Maturity Date would be accelerated, in certain circumstances, to the date that is two business days following the receipt by the Issuer of at least $1,000,000 aggregate cash proceeds from third parties, whether in connection with certain financing transactions, commercial transactions or otherwise. Pursuant to the terms of the July 2010 MHR Note, the August 2010 Financing triggered the provision under which the Maturity Date was accelerated and the July 2010 MHR Note was paid during the quarter ended September 30, 2010.
In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking approximately $1.05 million plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9.2 million plus interest. On February 11, 2010, the arbitrator issued the final award in favor of Dr. Goldberg for a total amount of approximately $2.3 million plus interest and fees relating to confirmation of the award. The Company opposed Dr. Goldberg’s petition to confirm the arbitration award. On July 12, 2010 the award was confirmed by the court. As of August 10, 2010, the Company adjusted its estimate of costs to settle this matter to approximately $2.6 million to account for potential additional interest costs on the settlement amount and additional legal fees. On September 23, 2010, the Company paid approximately $2.6 million as full and final settlement of this matter.
On June 4, 2010, we entered into a Master Agreement and Amendment (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”). Pursuant to the Novartis Agreement, the Company was released and discharged from its obligations under the convertible promissory note issued by us to Novartis on December 1, 2004 (the “Novartis Note”) in exchange for (i) the reduction of future royalty and milestone payments up to an aggregate amount of $11.0 million due the Company under the Research Collaboration and Option Agreement, dated as of December 3, 1997, as amended on October 20, 2000, and the License Agreement, date as of March 8, 2000, for the development of an oral salmon calcitonin product for the treatment of osteoarthritis and osteoporosis; (ii) the right for Novartis to evaluate the feasibility of using Emisphere’s Eligen® Technology with two new compounds to assess the potential for new product development opportunities; and (iii) other amendments to the Research Collaboration and Option Agreement and License Agreement. As of the date of the Novartis Agreement, the outstanding principal balance and accrued interest of the Novartis Note was approximately $13.0 million.
We anticipate that we will continue to generate significant losses from operations for the foreseeable future and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations through approximately December 2010 or earlier if unforeseen events arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2009 contained a going concern explanatory paragraph. We are pursuing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.
Our plan is to raise capital when needed and/or to pursue product partnering opportunities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Expenses will be partially offset with income-generating license agreements or operating revenue, if possible. Further, we will not have sufficient resources to fully develop any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available when needed, or on favorable terms or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital before December 31, 2010 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.
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
3. Stock-Based Compensation Plans
On April 20, 2007, the stockholders of the Company approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of an aggregate of 3,275,334 shares as follows: 2,500,000 new shares, 374,264 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”), (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors (the “Directors Stock Plan”). In addition, shares canceled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan. Prior to the adoption of the 2007 Plan, the Company granted stock-based compensation to employees under the 2000 Plan and the 2002 Broad Based Plan (the “2002 Plan”), and to non-employee directors under the Directors Stock Plan. The Company also has grants outstanding under various expired and terminated stock plans, including the 1991 Stock Option Plan, the 1995 Non-Qualified Stock Option Plan, the Deferred Directors Compensation Stock Plan and Non-Plan Options. In January 2007, the Directors Stock Plan expired. As of September 30, 2010, shares available for future grants under the 2007 Plan, including options made available under the 2000 Plan, amounted to 1,375,048.
Total compensation expense recorded during the nine months ended September 30, 2010 for share-based payment awards was $0.69 million, of which $0.10 million is included in research and development and $0.59 million is included in general and administrative expenses in the condensed statement of operations for the nine months ended September 30, 2010. Total compensation expense recorded during the nine months ended September 30, 2009 for share-based payment awards was $1.30 million, of which $0.09 million is included in research and development and $1.21 million is included in general and administrative expenses in the condensed statement of operations for the nine months ended September 30, 2009. At September 30, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.7 million, which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the nine months ended September 30, 2010 or 2009. No tax benefit was realized due to a continued pattern of operating losses.
During the nine months ended September 30, 2010, the Company granted options for 662,750 shares with a weighted average exercise price of $1.41.
4. Inventories
Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of finished goods at September 30, 2010 and December 31, 2009.

5. Fixed Assets
Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	September 30,	December 31,
	in Years	2010	2009
		(in thousands)
Equipment	3-7	$1,370	$1,370
Leasehold improvements	Term of lease	61	61

		1,431	1,431
Less, accumulated depreciation and amortization		1,337	1,293

Equipment and leasehold improvements, net		$94	$138

6. Purchased Technology
Purchased technology represents the value assigned to patents and the rights to utilize, sell or license certain technology in conjunction with our proprietary carrier technology. These assets are utilized in various research and development projects. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

	September 30,	December 31,
	2010	2009
	(in thousands)
Gross carrying amount	$4,533	$4,533
Less, accumulated amortization	3,636	3,456

Net book value	$897	$1,077

Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2010 and in the remaining years through 2014.
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Accounts payable and other accrued expenses	$3,217	$1,979
Accrued cost of lawsuit	—	2,333
Accrued bonus	713	150
Accrued legal, professional fees and other	346	302
Accrued vacation	116	81
Clinical trial expenses and contract research	8	130

	$4,400	$4,975

8. Notes Payable
Notes payable consist of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
MHR Convertible Notes	$15,355	$13,076
June 2010 MHR Promissory Notes	508	—
Novartis Note	—	12,588

	$15,863	$25,664

MHR Convertible Notes. The convertible notes issued to MHR on September 26, 2005 are due on September 26, 2012, bear interest at 11% and are secured by a first priority lien in favor of MHR on substantially all of our assets (the “MHR Convertible Notes”). Interest is payable in the form of additional MHR Convertible Notes issued monthly through March 31, 2007 and then semi-annually beginning June 30, 2008, rather than in cash. The MHR Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof through September 25, 2012, into shares of our common stock at a price per share of $3.78. At September 30, 2010, the MHR Convertible Notes were convertible into 6,495,250 shares of our common stock. In connection with the issuance of the MHR Convertible Notes, we amended MHR’s then existing warrants to purchase 387,374 shares of our common stock to provide for additional anti-dilution protection. MHR was also granted the option to purchase warrants for up to an additional 617,211 shares of our common stock (the “Warrant Purchase Option”) at a price per warrant equal to $0.01 per warrant for each of the first 67,084 warrants and $1.00 per warrant for each additional warrant. This option was exercised by MHR in April 2006. See Note 9 for a further discussion of the liability related to these warrants.
     The book value of the MHR Convertible Notes is comprised of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Face Value of the notes	$24,552	$22,616
Discount (related to the embedded conversion feature)	(627)	(793)
Discount (related to the warrant purchase option)	(6,206)	(7,848)
Discount (related to 2010 debt modification)	(1,653)	—
Lender’s financing costs	(711)	(899)

	$15,355	$13,076

The debt discount, lenders finance costs, deferred financing costs and amounts attributed to derivative instruments are being amortized to interest expense over the life of the MHR Convertible Notes using an interest method to yield an effective interest rate of 41.2%.
In connection with the MHR Note Financing, the Company agreed to appoint a representative of MHR (the “MHR Nominee”) and another person (the “Mutual Director”) to its Board of Directors. Further, the Company amended its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Director on the Board, as described therein, so long as MHR holds at least 2% of the outstanding common stock of the Company.
The MHR Convertible Notes provide for various events of default. On May 5, 2006, we received an executed waiver from MHR (the “Waiver”) providing for a temporary waiver of defaults, which were not payment-related, under the loan agreement between Emisphere and MHR. We have received extensions of such Waiver from time to time, the latest being received October 25, 2010 and is in effect through November 16, 2011; as such the MHR Convertible Notes have been classified as long-term. Effective January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, “Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock” (“FASB ASC 815-40-15-5”). Under FASB ASC 85-40-15-5, the conversion feature embedded in the MHR Convertible Notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative increased the amount of debt discount thereby reducing the book value of the MHR Convertible Notes and increasing prospectively the amount of interest expense to be recognized over the life of the MHR Convertible Notes.
In connection with the June 2010 MHR Promissory Notes (described below) as consideration for its consent, limitation of rights and pledge to enter into the Future Transaction Agreement in connection with the MHR Letter Agreement, the Company granted MHR warrants to purchase 865,000 shares of its Common Stock. See Note 9 for more information on the “Novartis Note” Warrants. The Company determined that the modification of the MHR Convertible Debt agreement was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”. As such, the warrants issued to MHR were recorded as a debt discount to the MHR Convertible Debt and are being amortized to interest expense over the remaining term of the debt.

Novartis Note. The Convertible Promissory Note was issued by us to Novartis on December 1, 2004 (the “Novartis Note”), in accordance with and pursuant to the terms and conditions therein and was originally due on December 1, 2009. The Novartis Note was issued in a private placement transaction pursuant to Section 4(2) of the Securities Act in connection with a new research collaboration option relating to the development of PTH-1-34. The Novartis Note accrued interest at a rate of 7%. The Novartis Note was originally due December 1, 2009. On November 30, 2009, Novartis agreed to extend the maturity date to February 26, 2010. On February 23, 2010, Novartis agreed to extend the maturity date to May 26, 2010. On May 27, 2010, Novartis agreed to a further extension through June 4, 2010. On June 4, 2010, the Company and Novartis entered into a Master Agreement and Amendment (the “Novartis Agreement”). Pursuant to the Novartis Agreement, the Company was released and discharged from its obligations under the Novartis Note in exchange for (i) the reduction of future royalty and milestone payments up to an aggregate amount of $11.0 million due the Company under the Research Collaboration and Option Agreement, dated as of December 3, 1997, as amended on October 20, 2000, and the License Agreement, date as of March 8, 2000, for the development of an oral salmon calcitonin product for the treatment of osteoarthritis and osteoporosis; (ii) the right for Novartis to evaluate the feasibility of using Emisphere’s Eligen® Technology with two new compounds to assess the potential for new product development opportunities; and (iii) other amendments to the Research Collaboration and Option Agreement and License Agreement. As of the date of the Novartis Agreement, the outstanding principal balance and accrued interest of the Novartis Note was approximately $13.0 million. The Company recognized the full value of the debt released as consideration for the transfer of the rights and other intangibles to Novartis and deferred the related revenue in accordance with applicable accounting guidance for the sale of rights to future revenue until the earnings process has been completed based on achievement of certain milestones or other deliverables.
June 2010 MHR Promissory Notes. In connection with the Novartis Agreement, on June 8, 2010, the Company and MHR entered into a letter agreement (the “MHR Letter Agreement”), and on June 4, 2010, MHR, the Company and Novartis entered into a non-disturbance agreement (the “Non-Disturbance Agreement”), which was a condition to Novartis’ execution of the Novartis Agreement. Pursuant to the MHR Letter Agreement, MHR agreed to limit certain rights and courses of action that it would have available to it as a secured party under the Senior Secured Term Loan Agreement and Pledge and Security Agreement between MHR and the Company (the “Loan and Security Agreement”). MHR also consented to the Novartis Agreement, which consent is required under the Loan and Security Agreement, and MHR also agreed to enter into a comparable agreement at some point in the future in connection with another potential Company transaction (the “Future Transaction Agreement”). The MHR Letter Agreement also provides for the Company to reimburse MHR for its legal fees incurred in connection with the Non-Disturbance Agreement for up to $500,000 and up to $100,000 in legal expenses incurred by MHR in connection the Future Transaction Agreement. The reimbursements are to be paid in the form of non-interest bearing promissory notes issued on the effective date of the MHR Letter Agreement. As such, the Company issued to MHR non-interest promissory notes for $500,000 and $100,000 on June 8, 2010. The Company received documentation that MHR expended more than $500,000 of legal fees in connection with the Non-Disturbance Agreement and consequently recorded the issuance of the $500,000 promissory note and a corresponding charge to financing expenses. When the $100,000 promissory note was originally written, the Company had not received documentation or communication that indicated MHR had incurred legal fees in connection with the Future Transaction Agreement. Therefore, the issuance of the $100,000 promissory note was recorded as a prepaid expense. However, the Company has since received documentation that MHR has expended more than $100,000 legal fees in connection with the Future Transaction Agreement and consequently the prepaid expense was eliminated and a corresponding charge to financing expense was recognized. The promissory notes are due June 4, 2012. The Company imputed interest at its incremental borrowing rate of 10%, and discounted the face amounts of the $500,000 and $100,000 promissory notes by $87,000 and $18,000, respectively. The debt discount is being amortized to interest expense over the life of the June 2010 MHR Promissory Notes using an interest method to yield an effective interest rate of 10.5%.
Additionally, as consideration for its consent, limitation of rights and pledge to enter into the Future Transaction Agreement in connection with the MHR Letter Agreement, the Company granted MHR warrants to purchase 865,000 shares of its Common Stock. See Note 9 for more information on the “Novartis Note” Warrants. The Company determined that the modification of the MHR Convertible Debt agreement was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”. As such, the warrants issued to MHR were recorded as a debt discount to the MHR Convertible Debt and are being amortized to interest expense over the remaining term of the debt.

July 2010 MHR Promissory Note. On July 29, 2010, we issued the July 2010 MHR Note in the principal amount of $525,000. The July 2010 MHR Note provides for an interest rate of 15% per annum, with the entire principal amount due and payable on October 27, 2010. During the quarter ended September 30, 2010, certain conditions were met which pursuant to the terms of the July 2010 MHR Note, the Maturity Date was accelerated and the note was paid.
9. Derivative Instruments
Derivative instruments consist of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Elan Warrants	$—	$394
MHR Convertible Note	8,557	4,591
MHR Warrants	252	213
August 2007 Equity financing warrants	192	141
August 2009 equity financing warrants	3,412	5,092
August 2009 equity financing warrants to placement agent	—	349
June 2010 MHR Warrants	648	—
August 2010 equity financing warrants	4,550	—
August 2010 MHR waiver warrants	846	—

	$18,457	$10,780

Elan Warrant. In connection with a restructuring of debt in March 2005, we issued to Elan Corporation, plc (“Elan”) a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88 (the “Elan Warrant”). The Elan Warrant provides for adjustment of the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrant. The anti-dilution feature of the Elan Warrant was triggered in connection with an equity financing conducted in August 2007 (the “August 2007 Financing”), resulting in an adjustment to the exercise price to $3.76. The anti-dilution feature of the Elan Warrant was triggered again in connection with an equity financing conducted in August 2009 (the “August 2009 Financing), resulting in an adjustment to the exercise price to $0.4635. The Company adopted the provisions of FASB ASC 815-40-15-5 effective January 1, 2009. Under FASB ASC 815-40-15-5, the Elan Warrant is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. On April 20, 2010, Elan notified the Company of its intention to exercise the Elan Warrant using the “cashless exercise” provision. The Company issued 518,206 shares of common stock to Elan in accordance with the terms of the cashless exercise provision on April 21, 2010. After the cashless exercise, the Elan Warrant is no longer outstanding. The Company calculated the fair value of the Elan warrants on April 21, 2010 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of April 21, 2010 are a closing stock price of $3.40, expected volatility of 89.91% over the remaining contractual life of four months and a risk-free rate of 0.16%. The fair value of the Elan warrants increased by $0.6 million and $1.4 million during the three and nine months ended September 30, 2010, respectively, which has been recognized in the accompanying statements of operations. The fair value of the derivative liability at April 21, 2010 of $1.8 million was reclassified to additional paid-in-capital.
Embedded Conversion Feature of MHR Convertible Notes. The MHR Convertible Notes contain a provision whereby, the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Convertible Notes and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Convertible Notes and lower than the current market price during any consecutive 24 month period. The Company adopted the provisions of FASB ASC 815-40-15-5 effective January 1, 2009. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability has been presented as a non-current liability to correspond with its host contract, the MHR Convertible Notes. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2010 are a closing stock price of $1.15, expected volatility 136.54% over the remaining term of two years and a risk-free rate of 0.42%. The fair value of the embedded conversion feature decreased by $3.5 million and increased by $4.0 million during the three and nine months ended September 30, 2010, respectively, which has been recognized in the accompanying statements of operations. The embedded conversion feature will be adjusted to fair value for each future period it remains outstanding.
MHR 2006 Warrants. In connection with the exercise in April 2006 of the Warrant Purchase Option discussed in Note 8 above, the Company issued warrants for 617,211 shares to MHR for proceeds of $0.6 million (the “MHR 2006 Warrants”). The MHR 2006 Warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The MHR 2006 Warrants have the same terms as the 2007 Warrants (as defined below), with no limit upon adjustments to the exercise price. The anti-dilution feature of the MHR 2006 Warrants was triggered in connection with the August 2007 Financing, resulting in an adjusted exercise price of $3.76. Based on the provisions of FASB ASC 815, “Derivatives and Hedging,” the MHR 2006 Warrants have been determined to be an embedded derivative instrument which must be separated from the host contract. The MHR 2006 Warrants contain the same potential cash settlement provisions as the 2007 Warrants and therefore they have been accounted for as a separate liability. The fair value of the warrants is estimated, at the end of each quarterly period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2010 are a closing stock price of $1.15, expected volatility of 141.59% over the remaining term of one year and a risk-free rate of 0.27%. The fair value of the MHR 2006 Warrants decreased by $0.5 million and increased by $0.04 million during the three and nine months ended September 30, 2010, respectively, which has been recognized in the accompanying statements of operations. The MHR 2006 Warrants will be adjusted to estimated fair value for each future period they remain outstanding. See Note 8 for a further discussion of the MHR Note.
August 2007 Equity Financing Warrants. In connection with the August 2007 Financing, Emisphere sold warrants to purchase up to 400,000 shares of common stock (the “2007 Warrants”). Of the 2007 Warrants originally issued, 91,073 were sold to MHR. Each of the 2007 Warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The 2007 Warrants provide for certain anti-dilution protection as provided therein. Under the terms of the 2007 Warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the 2007 Warrants have been accounted for as a liability. The fair value of the 2007 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The 2007 Warrants were accounted for with an initial value of $1.0 million on August 22, 2007. The assumptions used in computing the fair value as of September 30, 2010 are a closing stock price of $1.15, expected volatility of 135.26% over the remaining term of one year and eleven months and a risk-free rate of 0.42%. The fair value of the 2007 Warrants decreased by $0.5 million and increased by $0.05 million during the three and nine months ended September 30, 2010, respectively, and the fluctuations have been recorded in the statements of operations. The 2007 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2009 Equity Financing Investors Warrants. In connection with the August 2009 Financing, Emisphere sold warrants to purchase 6.4 million shares of common stock, consisting of warrants to purchase 3.7 million shares of common stock to MHR (the “2009 MHR Warrants”) and warrants to purchase 2.7 million shares of common stock to other unaffiliated investors (the “2009 Investor Warrants” and, together with the 2009 MHR Warrants, the “2009 Warrants”). The 2009 Warrants were issued with an exercise price of $0.70 and expire on August 21, 2014. Under the terms of the 2009 Warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the 2009 Warrants have been accounted for as a liability. The fair value of the 2009 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of September 30, 2010 are a closing stock price of $1.15, expected volatility of 111.93% over the remaining term of three years and eleven months and a risk-free rate of 0.64%. The fair value of the 2009 Warrants decreased by $6.8 million and increased by $0.5 million for the three and nine months ended September 30, 2010, respectively and the fluctuation has been recorded in the statements of operations. The 2009 Warrants will be adjusted to estimated fair value for each future period they remain outstanding. During the nine months ended September 30, 2010, the unaffiliated investors notified the Company of their intention to exercise their 2009 Investor Warrant to purchase up to 2,685,714 shares of the Company’s common stock at an exercise price of $0.70, using the “cashless exercise” provision. The Company issued an aggregate 1,966,937 to the unaffiliated investors in accordance with the terms of the cashless exercise provision. The Company calculated the fair value of the 2,685,714 exercised warrants on their respective exercise dates using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair values are a closing stock price of $1.91, expected volatility of 101.99% over the remaining contractual life of four years and three months and a risk-free rate of 1.46%. The fair value of the 2.7 million exercised warrants decreased by $2.7 million and increased by $2.2 million during the three and nine months ended September 30, 2010, respectively, which has been recognized in the accompanying statements of operations. The fair value of the derivative liabilities at the exercise dates of $4.3 million was reclassified to additional paid-in-capital. After these cashless exercises, 2009 Warrants to purchase up to 3,729,323 shares of common stock, in the aggregate, remain outstanding.
August 2009 Equity Financing Placement Agent Warrants. In connection with the August 2009 Financing, Emisphere issued to Rodman & Renshaw, LLC (the “Placement Agent”), as part of the compensation for acting as placement agent for the August 2009 Financing, warrants to purchase 504,000 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants were issued with an exercise price of $0.875 and expiration date of October 1, 2012. During the second quarter of 2010, the Placement Agent Warrants were exercised and are no longer outstanding.
June 2010 MHR Warrants. As consideration for its consent and limitation of rights in connection with the Novartis Agreement, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “Novartis Note Warrants”) under the MHR Letter Agreement. The warrants are exercisable at $2.90 per share and will expire on August 21, 2014. The Novartis Note Warrants provide for certain anti-dilution protection as provided therein. We have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the Novartis Note Warrants have been accounted for as a liability. Their fair value is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The Company estimated the fair value of the Novartis Note Warrants on the date of grant using the Black-Scholes option pricing model to be $1.9 million which was recorded as a debt discount to the MHR Convertible Notes (see Note 8). The assumptions used in computing the fair value of the Novartis Note Warrants were a closing stock price of $3.15, expected volatility of 93.22% over the term of 4.2 years and a risk free rate of 1.02%. The assumptions used in computing the fair value as of September 30, 2010 are a closing stock price of $1.15, expected volatility of 111.93% over the remaining term of three years and eleven months at a risk-free rate of 0.64%. The fair value of the Novartis Note Warrants decreased by $1.2 million for the three and nine months ended September 30, 2010, respectively and the fluctuation has been recorded in the statements of operations.
August 2010 Equity Financing Warrants. In connection with the August 2010 Financing, Emisphere sold warrants to purchase 5.2 million shares of common stock, consisting of warrants to purchase 2.6 million shares of common stock to MHR (the “2010 MHR Warrants”) and warrants to purchase 2.6 million shares of common stock to other unaffiliated investors (the “2010 Investor Warrants” and, together with the 2010 MHR Warrants, the “2010 Warrants”). The 2010 Warrants were issued with an exercise price of $1.26 and expire on August 26, 2015. Under the terms of the 2010 Warrants, we have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Additionally, until the six month anniversary of the issue date of the Warrants the exercise price is adjustable, unless waived, upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of the Warrants and lower than the current market price. Accordingly, the 2010 Warrants have been accounted for as a liability. The fair value of the 2010 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option pricing model to be $4.1 million. The assumptions used in computing the fair value of the 2010 Warrants were a closing stock price of $1.05, expected volatility of 103.10% over the term of five years and a risk free rate of 1.40%. The assumptions used in computing the fair value as of September 30, 2010 are a closing stock price of $1.15, expected volatility of 104.62% over the remaining term of four years and eleven months and a risk-free rate of 1.27%. The fair value of the 2010 Warrants increased by $0.4 million from the date of issue until the quarter ended September 30, 2010 and the fluctuation has been recorded in the statements of operations. The 2010 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
MHR August 2010 Waiver Warrants. In connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR (“Waiver Agreement”), pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Senior Secured Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants (the “MHR Waiver Warrants”) to purchase 975,000 shares of its common stock (the “MHR Waiver Warrant Shares”). The MHR Waiver Warrants are in the same form of warrant as the 2010 MHR Warrants described above. Accordingly, the MHR Waiver Warrants have been accounted for as a liability. The fair value of the MHR Waiver Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes option pricing model. The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option pricing model to be $0.8 million. The assumptions used in computing the fair value of the MHR Waiver Warrants were a closing stock price of $1.05, expected volatility of 103.10% over the term of five years and a risk free rate of 1.40%. The assumptions used in computing the fair value as of September 30, 2010 are a closing stock price of $1.15, expected volatility of 104.62% over the remaining term of four years and eleven months and a risk-free rate of 1.27%. The fair value of the MHR Waiver Warrants increased by $0.1 million from the date of issue until the quarter ended September 30, 2010 and the fluctuation has been recorded in the statements of operations. The MHR Waiver Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
10. Stockholders Deficit
On August 26, 2010, we completed the sale of 3,497,528 shares of common stock and 2,623,146 warrants to purchase shares of common stock to certain institutional investors for gross proceeds of $3,532,503. Also, on August 26, 2010, we completed the sale of 3,497,528 shares of common stock and 2,623,146 warrants to purchase shares of common stock to MHR for gross proceeds of $3,532,503. Proceeds from the offering were $6.7 million net of cash issuance costs of $0.4 million. Additional issuance costs consisted of $0.8 million from the issuance of 975,000 warrants issued to MHR and $50,000 in accrued expenses to reimburse MHR for up to 50% of its legal fees in consideration of waiving certain anti-dilution adjustments rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing.
11. Net loss per share
The following table sets forth the information needed to compute basic earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands except per share data)		(in thousands except per share data)
Basic net income (loss)	$9,647	$(4,037)	$(22,523)	$(13,641)

Weighted average common shares outstanding	47,401,395	35,695,769	44,291,889	32,188,554
Dilutive securities:
Warrants	3,111,108	—	—	—
Options	410,378	—	—	—

Diluted average common stock equivalents outstanding	50,922,881	35,695,769	44,291,889	32,188,554

Basic net income (loss) per share	0.20	(0.11)	(0.51)	(0.42)

Diluted net income (loss) per share	0.19	(0.11)	(0.51)	(0.42)

For the nine months ended September 30, 2010 and 2009, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Options to purchase common shares	2,815,088	2,878,816	3,225,466	2,878,816
Outstanding warrants	8,721,717	9,934,253	11,832,826	9,934,253
Novartis convertible note payable	—	15,560,566	—	15,560,566
MHR note payable	6,495,250	5,821,584	6,495,250	5,821,584

	18,032,055	34,195,219	21,553,542	34,195,219

12. Commitments and Contingencies
Commitments. At the beginning of 2009 we had leased approximately 80,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, NY for use as administrative offices and laboratories. The lease for our administrative and laboratory facilities had been set to expire on August 31, 2012. However, on April 29, 2009, the Company entered into a Lease Termination Agreement (the “Agreement”) with BMR-Landmark at Eastview, LLC, a Delaware limited liability company (“BMR”) pursuant to which the Company and BMR terminated the lease of space at 765 Old Saw Mill River Road in Tarrytown, NY. Pursuant to the Agreement, the Lease was terminated effective as of April 1, 2009. The Agreement provided that the Company make the following payments to BMR: (a) $1 million, paid upon execution of the Agreement, (b) $0.5 million, paid six months after the execution date of the Agreement, and (c) $0.75 million, payable twelve months after the execution date of the Agreement. Initial and six months payments were made on schedule. Although the final payment was due originally on April 29, 2010, on March 17, 2010 the Company and BMR agreed to amend the Agreement (the “Amendment”). According to the Amendment, the final payment was modified as follows: the Company will pay Eight Hundred Thousand Dollars ($800,000), as follows: (i) Two Hundred Thousand Dollars ($200,000) within five (5) days after the Execution Date and (ii) One Hundred Thousand Dollars ($100,000) on each of the following dates: July 15, 2010, August 15, 2010, September 15, 2010, October 15, 2010, November 15, 2010, and December 15, 2010. Through November 11, 2010 the Company paid $400,000 of the principal plus $6,000 interest for late payments in accordance with the terms of the Lease Termination Agreement.
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
In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1.05million plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9.2 million plus interest. On February 11, 2010, the arbitrator issued the final award in favor of Dr. Goldberg for a total amount of approximately $2.3 million plus interest and fees relating to confirmation of the award. The Company opposed Dr. Goldberg’s petition to confirm the arbitration award. On July 12, 2010 the award was confirmed by the court. As of August 10, 2010, the Company adjusted its estimate of costs to settle this matter to approximately $2.6 million to account for potential additional interest costs on the settlement amount and additional legal fees. On September 23, 2010, the Company paid approximately $2.6 million as full and final settlement of this matter.
The Company evaluates the financial consequences of legal actions quarterly or as facts present themselves and books accruals to account for its best estimate of future costs accordingly.
Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2010.
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
Adjustments to the restructuring liability are as follows ($ thousands):

	Liability at	Cash	Adjustment to	Liability at
	December 31, 2009	Payments	the Liability	September 30, 2010
Lease restructuring expense	$750	$(350)	$50	$450
13. Income Taxes
The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2009 and September 30, 2010, the Company had no accruals for interest or penalties related to income tax matters. For the three months ended September 30, 2010 and 2009, the effective income tax rate was 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 35% is attributable to state tax benefits and tax credits offset by changes in the deferred tax valuation allowance.
14. New Accounting Pronouncements
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
In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management evaluated the potential impact of ASU 2010-17 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition.
Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.
15. Fair Value
In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Level 2	Level 2
	September 30, 2010	December 31, 2009
	($ thousands)	($ thousands)
Derivative instruments (short term)	$9,900	$6,189
Derivative instruments (long term)	8,557	4,591

Total	$18,457	$10,780

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.
We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2010, the carrying value of the notes payable and accrued interest was $15.4 million. The MHR Convertible Notes, which are due on September 26, 2012, yield an effective interest rate of 41.2%. Refer to Note 8 of these financial statements for more information about the Company’s notes payable.
16. Sale of Patents
On February 8, 2008, the Company sold to MannKind Corporation (“MannKind”) certain patents and a patent application relating to diketopiperazine technology for a total purchase price of $2.5 million. An initial payment of

$1.5 million was received in February 2008 and recognized as other income. An additional $0.5 million was paid in May 2009 and the final $0.5 million payment was made September 30, 2010.

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
General
Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules or nutritional supplements using its Eligen® Technology. These molecules could be currently available or are under development. In many cases, their benefits are limited due to poor bioavailability or slow on-set of action. In those cases, our technology may increase the benefit of the therapy by improving the absorption process or by decreasing the time to reach the general circulation, decreasing time to onset of action and consequently improving their bioavailability. The Eligen® Technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology can make it possible to orally deliver certain therapeutic molecules without altering their chemical form or biological integrity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the bloodstream where they can exert their intended pharmacological effect.
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
The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic areas or nutritional supplements. During the second quarter 2010, we continued to develop our product pipeline utilizing the Eligen® Technology with prescription, nonprescription and medical food product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation. Investments required to continue developing our product pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that incremental investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution.
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
Our product pipeline includes prescription, medical foods and nutritional supplements candidates. We reported progress on our planned medical food formulation of oral Eligen® B12 1000 mcg. for use by B12 deficient individuals. Our recently completed clinical trial showed that oral Eligen® B12 1000 mcg can efficiently and quickly restore Vitamin B12 levels in deficient individuals as effectively as the injectable formulation which is the current standard of care. During July 2010, we announced that we are engaged in ongoing discussions with potential licensees for our high dose oral Eligen® B12 1000 mcg as a medical food for individuals with B12 deficiency. In addition, we are evaluating the possibility of marketing the product without a partner. As a medical food, Emisphere’s oral Eligen® B12 1000 mcg is designed as a specially formulated and processed oral formulation for the specific dietary management of patients under medical supervision who, because of a limited or impaired capacity to absorb Vitamin B12 , have a diagnosed Vitamin B12 deficiency. It is estimated that as many as 10 million people in the U.S. and over 100 million people worldwide may be B12 deficient. Oral Eligen® B12 and the foregoing statements have not been evaluated by the Food and Drug Administration. Oral Eligen® B12 is not intended to diagnose, treat, cure, or prevent any disease.
Previously, the Company had announced interim data from the recently completed study demonstrated that its oral Eligen® B12 1000 mcg given to individuals with low B12 levels restores normal B12 serum concentrations. Normal levels of serum B12 were achieved by all study participants who had taken oral Eligen® B12 1000 mcg 15 days into the 90-day study when the first blood samples were taken. These data, in Abstract Number 8370, were presented at the Experimental Biology 2010 Conference in Anaheim, California. In this open-label, randomized, 90-day study, serum cobalamin (B12) and holotranscobalamin (active B12) were collected and measured at Baseline, Day 15, Day 31, Day 61 and Day 91. A total of 49 study participants were enrolled (26 on IM injection and 23 on oral) and received either nine 1000 mcg intramuscular injections of Vitamin B12 or once daily tablets of oral Eligen® B12 1000 mcg. The results from the interim analysis showed that serum cobalamin and active B12 returned to the normal range with both products and normalization was maintained. With participants in the oral Eligen® B12 1000 mcg group showing the ability to rapidly achieve normalized serum and active B12 levels, the study illustrates the potential of the Eligen® Technology and of the high dose, oral Eligen® B12 1000 mcg formulation to offer a much needed medical food alternative to painful and inconvenient IM injections.
In the development of prescription products, our licensees include Novartis, which is using our Eligen® drug delivery technology in combination with salmon calcitonin, parathyroid hormone, and human growth hormone; and Novo Nordisk which is using the Eligen® Technology in combination with its proprietary GLP-1 receptor agonists.
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

Novartis’ most advanced program is testing an oral formulation of calcitonin to treat osteoarthritis and osteoporosis. Novartis is conducting two Phase III clinical studies for osteoarthritis and one Phase III clinical study for osteoporosis. Now that these Phase III studies are fully enrolled, over 5,500 clinical study patients used the Eligen® Technology during 2009 and continue to use it during 2010. During October we announced that Novartis Pharma AG (“Novartis”) provided us with information regarding the first interpretable results of the two-year Phase III Study 2301 in osteoarthritis conducted by its license partner Nordic Bioscience with oral calcitonin. The recently completed study assesses the safety and efficacy of oral calcitonin in the treatment of osteoarthritis of the knee and had three co-primary endpoints. Novartis informed Emisphere that preliminary analysis of the data from this study shows that the endpoint for the first of three co-primary endpoints, joint space width narrowing, was not met. Novartis also informed Emisphere that results regarding the other two co-primary endpoints indicated clinical efficacy related to symptom modification (WOMAC scales: pain, function). In addition, according to Novartis, MRI analyses suggested an effect on cartilage. Nordic Bioscience and Novartis have indicated that they are going to continue to work together to further analyze and evaluate the results of this study. The second two-year Phase III Study 2302, which also assesses safety and efficacy of oral calcitonin of patients with osteoarthritis of the knee, is currently ongoing. Additionally, the Phase III clinical program of oral calcitonin in osteoporosis continues.
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
Novartis is also engaged in research using the Eligen® Technology and PTH-1-34 to develop a safe and effective oral formulation of PTH for the treatment of postmenopausal osteoporosis, PTH is produced by the parathyroid glands to regulate the amount of calcium and phosphorus in the body. When used therapeutically, it increases bone density and bone strength to help prevent fractures. It is approved to treat osteoporosis, a disease associated with a gradual thinning and weakening of the bones that occurs most frequently in women after menopause. Untreated postmenopausal osteoporosis can lead to chronic back pain, disabling fractures, and lost mobility. Novartis conducted a Phase I study in postmenopausal women to determine the safety and tolerability of oral PTH-1-34, a combination of human PTH-1-34 and Emisphere’s delivery agent 5-CNAC, for the treatment of postmenopausal osteoporosis. The study was designed to assess the bioavailability profile of increasing doses of PTH-1-34 combined with different amounts of 5-CNAC administered orally. The results, from the single-center, partially-blinded, incomplete cross-over study were presented October 19, 2009 in a poster session at the 73rd Annual Scientific Meeting of the American College of Rheumatology in Philadelphia, PA. Study results demonstrated that a single dose of the novel oral parathyroid hormone PTH-1-34, which utilizes Emisphere’s proprietary Eligen® Drug Delivery Technology and absorption-enhancing carrier molecule 5-CNAC, achieved potentially therapeutically relevant exposure and safety profiles similar to those of the currently available injectable formulation in healthy postmenopausal women.
During April 2010, we announced that Novartis Pharma AG initiated a second Phase I trial for an oral PTH-1-34 which uses Emisphere’s Eligen® Technology, and is in development for the treatment of postmenopausal osteoporosis. The study is a partially blinded, placebo controlled, active comparator study to explore the safety, tolerability, pharmacokinetics and pharmacodynamics in postmenopausal women after daily oral doses of PTH-1-34. The study has two parts (A and B) and will enroll a total of approximately up to 120 postmenopausal women. In Part A of the trial, ascending doses of oral PTH-1-34 using the Eligen® Technology will be tested for safety, tolerability and pharmacokinetics and compared to Forsteo®. In Part B, in addition to safety and tolerability of oral PTH-1-34 using the Eligen® Technology, pharmacodynamic responses will be measured by bone biomarker levels and bone mineral density, and compared to Forsteo®. The first patient was enrolled in April, 2010.
Research using the Eligen® Technology and GLP-1, a potential treatment for Type 2 Diabetes is being conducted by Novo Nordisk and by Professor Christoph Beglinger, M.D., of the Clinical Research Center, Department of Biomedicine Division of Gastroenterology, and Department of Clinical Pharmacology and Toxicology at University Hospital in Basel, Switzerland. We had previously conducted extensive tests on oral insulin for Type 1 Diabetes and concluded that a more productive pathway is to move forward with GLP-1 and its analogs, an oral form of which might be used to treat Type 2 Diabetes and related conditions. Consequently, on June 21, 2008 we entered into an exclusive Development and License Agreement with Novo Nordisk focused on the development of oral formulations of Novo Nordisk’s proprietary GLP-1 receptor agonists.
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
Professor Beglinger is also conducting research assessing the feasibility of using the Eligen® Technology combined with PYY3-36 and native GLP-1, as a potential treatment for obesity. During September 2010 we announced that a clinical study conducted by Professor Beglinger found that the Company’s proprietary oral SNAC (Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (“SNAC”), in combination with two digestive hormones, was successful in reducing food intake and increasing satiety in healthy male subjects. The study was published in the August 18, 2010 online edition of the American Journal of Clinical Nutrition, the official publication of the American Society for Nutrition. As described in the publication, 12 healthy male subjects were studied in a randomized double-blind, placebo-controlled 4-way crossover trial. Each subject received (in random order) 2.0 mg native GLP-1, 1.0 mg PYY3-36, or 2.0 mg native GLP-1, plus 1.0 mg PYY3-36. Researchers observed that both digestive hormones, native GLP-1 and PYY3-36, were rapidly absorbed from the gut, leading to plasma concentrations several times higher than those in response to a normal meal. native GLP-1 alone, but not PYY3-36, significantly reduced total food intake. Co-administration of both hormones, taken in combination with SNAC in a single oral dose, reduced both total food intake by 21.5 percent, and increased fullness at meal onset (P <0.05). The 24-hour food intake was not affected by the single oral administration of the native hormones likely due to their short half-life. The two digestive hormones utilized in the study are released naturally in proportion to ingested calories and signal “satiety,” or fullness, to the brain. SNAC, which is based on Emisphere’s Eligen® Technology, facilitates transport of these and other hormones with low oral bioavailability across biological membranes, such as those of the gastrointestinal tract. Emisphere had previously announced that SNAC had achieved Generally Recognized as Safe (“GRAS”) status for its intended use in combination with nutrients added to food and dietary supplements.
During May 2009 the Company announced data from another clinical study conducted by Professor Beglinger designed to assess the effect of oral administration of two peptides, native GLP-1 and PYY3-36, utilizing Emisphere’s Eligen® Technology on appetite suppression. The randomized, double-blind, placebo-controlled trial was conducted in 16 normal weight males between the ages of 18 and 40. The study was designed to investigate the effects of orally administered native GLP-1 and PYY3-36 formulated with Emisphere’s Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (“SNAC”) carrier and their potential effect in the control of food intake and satiety. Prior studies have shown the ability of both peptides to reduce appetite and food consumption in healthy subjects and in patients with obesity. The study concluded that these orally administered peptides, when delivered with Emisphere’s SNAC carrier, were rapidly absorbed from the gastrointestinal tract, leading to concentrations several times higher than endogenous hormone levels achieved after a standard test meal. Specifically, results showed that oral native GLP-1 (2 mg tablet) alone and the combination of oral native GLP-1 (2 mg tablet) plus PYY3-36 (1 mg tablet) induced a significant reduction in calorie intake although there was no synergistic effect when the two peptides were used in combination. Oral PYY3-36 at a 1 mg dose by itself did not significantly reduce calorie intake. Oral native GLP-1 (2 mg tablet) and oral PYY3-36 (1 mg tablet) were both shown to induce a rapid increase in plasma native GLP-1 concentrations and plasma PYY concentrations, respectively. This new data represents further evidence of the ability of the Eligen® Technology, and the SNAC carrier, to enhance oral absorption of peptides which normally exhibit low oral bioavailability. In this case, native GLP-1 alone, and the combination of the two peptides together, were able to cross the gastrointestinal tract into the bloodstream in high enough concentrations to significantly affect appetite.
In October 2008, Professor Beglinger published the results of another study assessing the oral delivery of native GLP-1 and PYY3-36 using Emisphere’s proprietary delivery technology. The study was conducted at University Hospital in Basel, Switzerland and showed, for the first time, that satiety peptides such as native GLP-1 and PYY3-36 can be delivered orally in humans with safety and efficiency. The study, conducted in 12 healthy subjects, was designed to establish the pharmacokinetics and pharmacodynamics of increasing oral doses of native GLP-1 and PYY3-36. Emisphere’s delivery agent, known as SNAC, was formulated as a tablet with native GLP-1 or PYY3-36.

Both oral native GLP-1 and PYY3-36 induce rapid and dose-dependent increases in plasma drug concentrations; native GLP-1 induces a relevant insulin release; and, both peptides suppressed ghrelin secretion in healthy male volunteers. This clinical study of the compound confirms Professor Beglinger’s earlier results that SNAC allows for rapid oral absorption of native GLP-1 or PYY3-36. The study results were published in the October 2008 issue of Clinical Pharmacology & Therapeutics.
Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products. We plan to expand our pipeline with product candidates that demonstrate significant opportunities for growth. During March 2010, Emisphere and Alchemia Ltd. (ASX: ACL) announced that they would join efforts to develop an oral formulation of the anti-coagulant drug fondaparinux with Emisphere’s Eligen® Technology. Fondaparinux, an anti-coagulant used for the prevention of deep vein thrombosis, is marketed in injectable form as Arixtra® by GlaxoSmithKline. Arixtra® has been off patent since 2002 but, due to the complexity of its synthesis, there is currently no approved generic or alternative source of commercial scale active pharmaceutical ingredient (“API”). Alchemia has developed a novel, patent protected, synthesis for the manufacture of fondaparinux at commercial scale. In March 2009, Alchemia’s manufacturing and U.S. marketing partner, Dr Reddy’s Laboratories (NYSE: RDY) submitted an ANDA to the U.S. FDA for a generic version of the injectable form of fondaparinux. We believe an oral formulation of fondaparinux could dramatically increase the market potential for fondaparinux. Based on what we know from our experience with other chemically-related anti-coagulants, the profile of fondaparinux should fit very well with the Eligen® Technology given its half life and safety profile. Although developing an oral formulation of an injectable compound is always challenging, this project could produce substantial benefits for the medical community. The combination of Emisphere’s delivery technology and Alchemia’s fondaparinux may ultimately allow us to bring an oral anti-coagulant to market in an accelerated fashion. Alchemia has already seen preclinical data suggesting that enhanced levels of oral absorption can be achieved for fondaparinux. If the dose formulated with the Eligen® Technology can be successfully optimized, it could open up a host of medically and commercially compelling opportunities for fondaparinux, Alchemia plans to evaluate a number of different formulations initially in order to optimize oral bioavailability and pharmacokinetics, with the aim of then rapidly moving into human clinical studies.
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
Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009:

		Three Months Ended
		September 30,
	2010	2009	Change
	(in thousands)
Revenue	$4	$—	$4
Operating expenses	$3,879	$3,393	$486
Operating loss	$(3,875)	$(3,393)	$(482)
Other income (expense)	$13,522	$(644)	$14,166
Net income (loss)	$9,647	$(4,037)	$13,684
Revenue increased $4 thousand for the three months ended September 30, 2010 compared to the same period last year due to the receipt of $4 thousand in connection with the oral fondaparinux feasibility study.
Operating expenses increased $0.49 million or 14% for the three months ended September 30, 2010 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(178)
Increase in professional fees	454
Increase in occupancy costs	1
Decrease in clinical costs	(152)
Decrease in depreciation and amortization	(46)
Increase in other costs	407

$486

Human resource costs decreased $178 thousand, or 14%, due primarily to a $155 thousand reduction in non-cash compensation, and a $23 thousand decrease from a reduction in personnel in 2010.
Professional fees increased $454 thousand, or 39%, due primarily to a $415 thousand increase in legal fees in connection with commercial development efforts and the Novartis Note cancellation and a $39 thousand increase in other professional fees.
Occupancy costs increased $1 thousand, or 1%, due to higher common area maintenance costs.
Clinical costs decreased $152 thousand, or 35%, due primarily to a decrease in clinical trial costs related to B-12 as the trial nears completion.
Depreciation and amortization costs decreased $46 thousand, or 38%, due to the write off of certain equipment in connection with the closure of the Tarrytown, NY facility.
Other costs increased $406 thousand, or 115%, due primarily to the $542 thousand charge in connection with the termination of our Distributor Agreement for the marketing, distribution and sale of 100 mcg. Eligen® B12 with Quality Vitamins and Supplements, Inc., partially offset by a $113 thousand decrease in settlement costs in connection with the arbitration with the Company’s former CEO, and a $23 thousand reduction in expenses associated with the abandonment of the Tarrytown, NY facility during 2009.
Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	September 30,
	2010	2009
Human resource costs, including benefits	27%	36%
Professional fees for legal, intellectual property, accounting and consulting	42%	34%
Occupancy for our laboratory and operating space	2%	3%
Clinical costs	7%	13%
Depreciation and amortization	2%	4%
Other	20%	10%

Other income (expense) increased $14.2 million for the three months ended September 30, 2010 in comparison to the same period last year primarily due to a $14.0 million decrease in the fair value of derivative instruments caused by relative changes in stock price during the three months ended September 30, 2010 compared to the three month period ended September 30, 2009; and an increase of $0.5 million in other income due to the receipt of the final installment payment on the sale of a patent to MannKind offset by an increase of $0.3 million in interest expense.
As a result of the above factors, we had a net income of $9.6 million for the three months ended September 30, 2010, compared to a net loss of $4.0 million for the three months ended September 30, 2009.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009:

	Nine Months Ended
	September 30,
	2010	2009	Change
	(in thousands)
Revenue	$55	$—	$55
Operating expenses	$10,055	$11,050	$(995)
Operating loss	$(10,000)	$(11,050)	$1,050
Other income (expense)	$(12,523)	$(2,591)	$(9,932)
Net loss	$(22,523)	$(13,641)	$(8,882)
Revenue increased $55 thousand for the nine months ended September 30, 2010 compared to the same period last year due primarily to commercial sales of low dose Eligen® B-12.
Operating expenses decreased $1.0 million or 9% for the nine months ended September 30, 2010 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(553)
Decrease in professional fees	(454)
Decrease in occupancy costs	(821)
Decrease in clinical costs	(673)
Decrease in depreciation and amortization	(203)
Increase in other costs	1,711

$(995)

Human resource costs decreased $553 thousand, or 13%, due primarily to a $615 thousand decrease in non-cash compensation and a $87 thousand decrease from reduction in personnel, offset by the a $150 thousand special bonus award to the Company’s CEO .
Professional fees decreased $454 thousand, or 11%, due primarily to a $177 thousand net decrease in legal fees consisting of a $1.1 million decrease in connection with the completion of the arbitration with the Company’s former CEO offset by a $923 thousand increase in connection with commercial development efforts and general corporate legal support; a $158 thousand decrease in consulting costs and $119 thousand decrease from other professional fees.
Occupancy costs decreased $821 thousand, or 76%, due to the closure of our laboratory facilities in Tarrytown, NY.
Clinical costs decreased $673 thousand, or 50%, due primarily to a $420 thousand decrease in B-12 clinical trial costs as the trial nears completion; a $194 thousand decrease in connection with costs incurred to close the laboratory facilities in Tarrytown, NY in 2009; and a $59 thousand decrease in materials production costs.
Depreciation and amortization costs decreased $203 thousand, or 48%, due to the sales of laboratory equipment and the write off of certain equipment in connection with the closure of the Tarrytown, NY facility.

Other costs increased $1.7 million, or 542%, due primarily to the receipt of $823 thousand proceeds from the sale of fixed asset equipment in 2009, a $542 thousand charge incurred during the third quarter 2010 in connection with the termination of our Distributor Agreement with Quality Vitamins and Supplements, Inc., an increase of $82 thousand settlement costs in connection with the arbitration with the Company’s former CEO,, and a net $263 thousand increase related to the closure of the Tarrytown, NY facility in 2009.
Our principal operating costs include the following items as a percentage of total operating expenses:

	Nine Months Ended
	September 30,
	2010	2009
Human resource costs, including benefits	38%	39%
Professional fees for legal, intellectual property, accounting and consulting	37%	38%
Occupancy for our laboratory and operating space	2%	10%
Clinical costs	7%	12%
Depreciation and amortization	2%	4%
Other	14%	-3%
Other expense increased $9.9 million for the nine months ended September 30, 2010 in comparison to the same period last year primarily due to a $8.3 million increase in the fair value of derivative instruments due to the issuance of new warrants and to relative changes in stock price during the nine months ended September 30, 2010 and September 30, 2009 respectively; an increase of $1.3 million in interest expense and a decrease of $0.2 million in sublease income in connection with the closure of our Tarrytown, NY facility during 2009.
As a result of the above factors, we had a net loss of $22.5 million for the nine months ended September 30, 2010, compared to a net loss of $13.6 million for the nine months ended September 30, 2009.
Liquidity and Capital Resources
Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2010, our accumulated deficit was approximately $459.2 million and our stockholders deficit was approximately $60.9 million. Our net income and operating loss was $9.6 million and $3.9 million, respectively for the three months ended September 30, 2010 compared to a net loss and net operating loss of $4.0 million and $3.4 million, respectively for the three months ended September 30, 2009. Our net loss and net operating loss for the nine months ended September 30, 2010 were $22.5 million and $10.0 million, respectively, compared to $13.6 million and $11.1 million, respectively, for the nine months ended September 30, 2009.
On August 25, 2010, the Company entered into a securities purchase agreement (together with the securities purchase agreement with MHR and its affiliates, as described below, the “August 2010 Financing”) with certain institutional investors pursuant to which the Company agreed to sell an aggregate of 3,497,528 shares of its common stock and warrants to purchase a total of 2,623,146 additional shares of its common stock for total gross proceeds of $3,532,503.28. Each unit, consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, was sold at a purchase price of $1.01. The warrants to purchase additional shares are exercisable at a price of $1.26 per share and will expire 5 years from the date of issuance. In accordance with the terms of a registration rights agreement with the investors, the Company filed a registration statement on September 15, 2010, which was declared effective October 12, 2010. On August 25, 2010, the Company also announced that it had entered into a separate securities purchase agreement with MHR Fund Management LLC (together with its affiliates, “MHR”) as part of the August 2010 Financing, pursuant to which the Company agreed to sell an aggregate of 3,497,528 shares of its common stock and warrants to purchase a total of 2,623,146 additional shares of its common stock for total gross proceeds of $3,532,503.28. Each unit, consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, was sold at a purchase price of $1.01. The warrants to purchase additional shares are exercisable at a price of $1.26 per share and will expire 5 years from the date of issuance.

The Company received total net proceeds from the August 2010 Financing of approximately $6.7 million after deducting fees and expenses and excluding the proceeds, if any, from the exercise of the warrants that will be issued in the transactions. Proceeds from these transactions will be used to fund the Company’s operations (including investments in new product development and commercialization), to satisfy certain debts of the Company, to settle certain outstanding litigation and to meet the Company’s obligations as they may arise.
In connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR (the “Waiver Agreement”), pursuant to which MHR waived certain anti-dilution adjustment rights under its 11% senior secured notes and warrants issued by the Company to MHR in September 2006 that would otherwise have been triggered by the private placement described above. As consideration for such waiver, the Company issued to MHR a warrant to purchase 975,000 shares of common stock and agreed to reimburse MHR for 50% of its legal fees up to a maximum reimbursement of $50,000. The terms of such warrant are identical to the warrants issued to MHR in the transaction described above. The Company was advised in these transactions by an independent committee of the Board of Directors. Roth Capital Partners served as the placement agent for the offering.
On July 29, 2010, we issued a promissory note (the “July 2010 MHR Note”) to MHR in the principal amount of $525,000. The July 2010 MHR Note provided for an interest rate of 15% per annum, with the entire principal amount due and payable on October 27, 2010 (the “Maturity Date”). The July 2010 MHR Note also provided that the Maturity Date would be accelerated, in certain circumstances, to the date that is two business days following the receipt by the Issuer of at least $1,000,000 aggregate cash proceeds from third parties, whether in connection with certain financing transactions, commercial transactions or otherwise. Pursuant to the terms of the July 2010 MHR Note, the August 2010 Financing (described in the previous paragraph) triggered the provision under which the Maturity Date was accelerated and the July 2010 MHR Note was paid during the quarter ended September 30, 2010.
In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. On February 11, 2010, the arbitrator issued the final award in favor of Dr. Goldberg for a total amount of approximately $2,333,115 plus interest and fees relating to confirmation of the award. The Company opposed Dr. Goldberg’s petition to confirm the arbitration award. On July 12, 2010 the award was confirmed by the court. As of August 10, 2010, the Company adjusted its estimate of costs to settle this matter to approximately $2.6 million to account for potential additional interest costs on the settlement amount and additional legal fees. On September 23, 2010, the Company paid approximately $2.6 million as full and final settlement of this matter.
On June 4, 2010, we entered into a Master Agreement and Amendment (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”). Pursuant to the Novartis Agreement, the Company was released and discharged from its obligations under the convertible promissory note issued by us to Novartis on December 1, 2004 (the “Novartis Note”) in exchange for (i) the reduction of future royalty and milestone payments up to an aggregate amount of $11.0 million due the Company under the Research Collaboration and Option Agreement, dated as of December 3, 1997, as amended on October 20, 2000, and the License Agreement, date as of March 8, 2000, for the development of an oral salmon calcitonin product for the treatment of osteoarthritis and osteoporosis; (ii) the right for Novartis to evaluate the feasibility of using Emisphere’s Eligen® Technology with two new compounds to assess the potential for new product development opportunities; and (iii) other amendments to the Research Collaboration and Option Agreement and License Agreement. As of the date of the Novartis Agreement, the outstanding principal balance and accrued interest of the Novartis Note was approximately $13.0 million.
We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations through approximately December 2010 or earlier if unforeseen events arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2009 contained a going concern explanatory paragraph.
Our plan is to raise capital when needed and/or to pursue product partnering opportunities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Expenses will be partially offset with income-generating license agreements or operating revenue, if possible. Further, we will not have sufficient resources to fully develop any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available when needed, or on favorable terms or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital before December 31, 2010 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations. However, we have implemented aggressive cost control initiatives and management processes to extend our cash runway. The Company realized a critical milestone in its cost control plan which will contribute to meeting its cash burn target of between $7 and $8 million per year. We are also pursing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.
Off-Balance Sheet Arrangements
As of September 30, 2010, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three months ended September 30, 2010.
Critical Accounting Estimates
Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2010 for detailed explanations of its critical accounting estimates which have not changed significantly during the period ended September 30, 2010.
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
In April 2010, the FASB issue ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone. (ii) Related solely to past performance. (iii) Be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoptions of ASU 2010-17 did not have a material impact on the Company’s results of operations or financial condition.
Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fair Value of Warrants and Derivative Liabilities. At September 30, 2010, the estimated fair value of derivative instruments was $18.5 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives
(in thousands)
25% increase in stock price	$5,199
50% increase in stock price	10,488
5% increase in assumed volatility	561
25% decrease in stock price	(5,083)
50% decrease in stock price	(9,990)
5% decrease in assumed volatility	(585)
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1.05 million plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9.2 million plus interest. On February 11, 2010, the arbitrator issued the final award in favor of Dr. Goldberg for a total amount of approximately $2.3 million plus interest and fees relating to confirmation of the award. The Company opposed Dr. Goldberg’s petition to confirm the arbitration award. On July 12, 2010 the award was confirmed by the court. As of August 10, 2010, the Company adjusted its estimate of costs to settle this matter to approximately $2.6 million to account for potential additional interest costs on the settlement amount and additional legal fees. On September 23, 2010, the Company paid approximately $2.6 million as full and final settlement of this matter.
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
Financial Risks
•	We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by December 2010, we may be forced to cease operations.

As of September 30, 2010, we had approximately $3.2 million in cash and restricted cash, approximately $11.4 million in working capital deficiency, a stockholders’ deficit of approximately $60.9 million, and an accumulated deficit of approximately $459.2 million. Our net income and operating loss for the three months ended September 30, 2010 were approximately $9.6 million and $3.9 million, respectively and our net loss and operating loss for the nine months ended September 30, 2010 were approximately $22.5 million and $10.0 million, respectively. Since our inception in 1986, we have generated significant losses from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern. The audit reports prepared by our independent registered public accounting firms relating to our financial statements for the years ended December 31, 2007, 2008 and 2009, respectively included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

On August 26, 2010, we completed the sale of 3,497,528 shares of common stock and 2,623,146 warrants to purchase shares of common stock to certain institutional investors for gross proceeds of $3,532,503. Also, on August 26, 2010, we completed the sale of 3,497,528 shares of common stock and 2,623,146 warrants to purchase shares of common stock to MHR for gross proceeds of $3,532,503. Proceeds from the offering were $6.7 million. In accordance with the terms of a registration rights agreement with the institutional investors, we filed a registration statement on September 15, 2010, which was declared effective October 12, 2010.

In connection with the August 2010 Financing, on August 25, 2010, we entered into a Waiver Agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by us to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, on August 26, 2010, we issued to MHR a warrant to purchase 975,000 shares of our common stock and agreed to reimburse MHR for 50% of its legal fees up to a maximum reimbursement of $50,000. Such warrant is the same form as the warrants issued in connection with the August 2010 Financing.

We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources, including the amounts provided by the August 2010 Financing will enable us to continue operations through approximately December 2010, or earlier if unforeseen events arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2009 contained a going concern explanatory paragraph. We are pursuing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.

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

•	We may not be able to meet the covenants detailed in the Convertible Notes with MHR Institutional Partners IIA LP, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy.

•	Our stock is traded on the Over-the-Counter Bulletin Board.
Risks Related to our Business
•	Our business will suffer if we fail or are delayed in developing and commercializing an improved oral form of Vitamin B12.

•	We are highly dependent on the clinical success of our product candidates.

•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our collaborative partners are free to develop competing products.

•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

•	We are dependent on third parties to manufacture and, in some cases, test our products.

•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.
Risks Related to our Industry
•	Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We are subject to environmental, health and safety laws and regulations for which we incur costs to comply.

•	We face rapid technological change and intense competition.
Other Risks
•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.

•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.
For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report for 2009 on Form 10-K as filed with the SEC on March 25, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 25, 2010, the Company entered into certain agreements, which provided for the issuance of a total of 6,995,056 shares of common stock and warrants to purchase a total of 6,221,292 additional shares of common stock. Such agreements and transactions are further described in the Company’s Current Report on Form 8-K, which was filed with the SEC on August 25, 2010.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

3.2	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference).

3.3	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference.

4.2	Form of Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed on August 25, 2010 and incorporated herein by reference).

4.3	Form MHR Warrant (filed as Exhibit 4.3 to the Current Report on Form 8-K, filed on August 25, 2010 and incorporated herein by reference)

10.1	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 25, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on August 25, 2010 and incorporated herein by reference).

10.2	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the MHR Buyers named therein, dated August 25, 2010 (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on August 25, 2010 and incorporated herein by reference).

10.3	Waiver Agreement, by and among Emisphere Technologies, Inc. and MHR, dated August 25, 2010 (filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on August 25, 2010 and incorporated herein by reference).

10.4	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 26, 2010 (filed as Exhibit 10.78 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference)

10.5	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Bai Ye Feng (filed as Exhibit 10.79 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.6	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP (filed as Exhibit 10.80 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.7	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Iroquois Master Fund, Ltd. (filed as Exhibit 10.81 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.8	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Hudson Bay Master Fund Ltd. (filed as Exhibit 10.82 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.9	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Cranshire Capital, L.P. (filed as Exhibit 10.83 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.10	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP (filed as Exhibit 10.84 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.11	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP (filed as Exhibit 10.85 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.12	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP (filed as Exhibit 10.86 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.13	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP (filed as Exhibit 10.87 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.14	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP (filed as Exhibit 10.88 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.15	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP (filed as Exhibit 10.89 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.16	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP (filed as Exhibit 10.90 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.17	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP (filed as Exhibit 10.91 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.18	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP (filed as Exhibit 10.92 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.
Date: November 12, 2010	/s/ Michael V. Novinski
Michael V. Novinski
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

3.2	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference).

3.3	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed on September 14, 2007 and incorporated herein by reference).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed April 10, 2006 and incorporated herein by reference.

4.2	Form of Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed on August 25, 2010 and incorporated herein by reference).

4.3	Form of Emisphere Technologies, Inc. Warrant with MHR (filed as Exhibit 4.3 to the Current Report on Form 8-K, filed on August 25, 2010 and incorporated herein by reference)

10.1	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 25, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on August 25, 2010 and incorporated herein by reference).

10.2	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the MHR Buyers named therein, dated August 25, 2010 (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on August 25, 2010 and incorporated herein by reference).

10.3	Waiver Agreement, by and among Emisphere Technologies, Inc. and MHR, dated August 25, 2010 (filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on August 25, 2010 and incorporated herein by reference).

10.4	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 26, 2010 (filed as Exhibit 10.78 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference)

10.5	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Bai Ye Feng (filed as Exhibit 10.79 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.6	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP (filed as Exhibit 10.80 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.7	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Iroquois Master Fund, Ltd. (filed as Exhibit 10.81 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.8	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Hudson Bay Master Fund Ltd. (filed as Exhibit 10.82 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.9	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Cranshire Capital, L.P. (filed as Exhibit 10.83 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.10	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP (filed as Exhibit 10.84 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.11	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP (filed as Exhibit 10.85 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.12	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP (filed as Exhibit 10.86 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.13	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP (filed as Exhibit 10.87 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.14	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP (filed as Exhibit 10.88 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.15	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP (filed as Exhibit 10.89 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.16	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP (filed as Exhibit 10.90 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.17	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP (filed as Exhibit 10.91 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

10.18	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP (filed as Exhibit 10.92 to the Registration Statement on Form S-1, filed on September 15, 2010 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).