Form 10-K
period 2010-12-31
EMISPHERE TECHNOLOGIES INC
filed 2011-03-31
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-17758

EMISPHERE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3306985
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

240 Cedar Knolls Road, Suite 200	07927
Cedar Knolls, NJ	(Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant (i.e. excluding shares held by executive officers, directors, and control persons) was 104,249,326 computed at the closing price on that date.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of March 25, 2011 was 52,076,602.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made under the captions “Business” (Item 1) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7), the notes to our audited financial statements (Item 8) and elsewhere in this Annual Report on Form 10-K, as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding planned or expected studies and trials of oral formulations that utilize our Eligen® Technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our Eligen® Technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in Part 1, Item 1A. “Risk Factors” and the other factors discussed in connection with any forward-looking statements.

ITEM 1.	BUSINESS

Overview of Emisphere

Introduction and History

Emisphere Technologies, Inc. (“Emisphere,” “the Company,” “our,” “us,” or “we”) is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules or nutritional supplements using its Eligen® Technology. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen® Technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology can make it possible to deliver certain therapeutic molecules orally without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect. Our core business strategy is to develop oral forms of drugs or nutrients that are not currently available or have poor bioavailability in oral form, by applying the Eligen® Technology to those drugs or nutrients. Our development efforts are conducted internally or in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market. Our website is www.emisphere.com. The contents of that website are not incorporated herein by reference hereto. Investor related questions should be directed to info@emisphere.com.

Emisphere was originally founded as Clinical Technologies Associates, Inc. in 1986. We conducted an initial public offering in 1989 and were listed on NASDAQ under the ticker symbol “CTAI”. In 1990, we decided to focus on our oral drug delivery technology, now known as the Eligen® Technology. In 1991, we changed our name to Emisphere Technologies, Inc., and we continued to be listed on NASDAQ under the new ticker symbol “EMIS”. The Company’s securities were suspended from trading on the NASDAQ Capital Market effective at the open of business on Tuesday, June 9, 2009, and NASDAQ delisted the Company’s securities thereafter. The delisting resulted from the Company’s non-compliance with the minimum market value of listed securities requirement for continued listing. Simultaneously, the Company’s securities began trading on the Over-the-Counter Bulletin Board (the “OTCBB”), an electronic quotation service maintained by the Financial Industry Regulatory Authority, effective with the open of business on Tuesday, June 9, 2009. The

Company’s trading symbol remains EMIS, however, it is our understanding that, for certain stock quote publication websites, investors may be required to key EMIS.OB to obtain quotes.

Since our inception in 1986, substantial efforts and resources have been devoted to understanding the Eligen® Technology and establishing a product development pipeline that incorporated this technology with selected molecules. Since 2007, Emisphere has undergone many positive changes. A new senior management team was hired, the Eligen® Technology was reevaluated and our corporate strategy was refocused on commercializing it as quickly as possible, building high-value partnerships and reprioritizing the product pipeline. Spending was redirected and aggressive cost control initiatives were implemented. These changes resulted in redeployment of resources to programs, one of which yielded the introduction of our first commercial product during 2009. We continue to develop potential product candidates in-house and we demonstrated and enhanced the value of the Eligen® Technology through the progress made by our development partners Novartis Pharma AG (“Novartis”) and Novo Nordisk A/S (“Novo Nordisk”) on their respective product development programs. Further development, exploration and commercialization of the technology entail risk and operational expenses. However, we have made significant progress on refocusing our efforts on strategic development initiatives and cost control and continue to aggressively seek to reduce non-strategic spending.

The Eligen® Technology

The Eligen® Technology is a broadly applicable proprietary oral drug delivery technology based on the use of proprietary synthetic chemical compounds known as EMISPHERE® delivery agents, or carriers. These delivery agents facilitate and enable the transport of therapeutic macromolecules (such as proteins, peptides, and polysaccharides) and poorly absorbed small molecules across biological membranes. The Eligen® Technology not only facilitates absorption. but it acts rapidly in the upper sections of the GI where absorption is thought to occur. With the Eligen® Technology, most of the molecules reach the general circulation in less than an hour post-dose. Rapid absorption can limit enzymatic degradation that typically affects macromolecules or simply be advantageous in cases where time to onset of action is important (i.e. analgesics). Another characteristic that distinguishes Eligen® from the competition is absorption takes place through a transcellular, not paracellular, pathway. This underscores the safety of Eligen® as the passage of the Eligen® carrier and the molecule preserve the integrity of the tight junctions within the cell and reduces any likelihood of inflammatory processes and autoimmune gastrointestinal diseases. Furthermore, Eligen® Technology carriers are rapidly absorbed, distributed, metabolized and eliminated from the body, they do not accumulate in the organs and tissues and they are considered safe at anticipated doses and dosing regimens.

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

Implementing the Eligen® Technology is quite simple. It only requires co-mixing a drug or nutritional supplement and an Eligen® carrier to produce an effective formulation. The carrier does not alter the chemical properties of the drug nor its biological activity. Some therapeutic molecules are better suited for use with the Eligen® Technology than others. Drugs or nutritional supplements whose bioavailability is limited by poor membrane permeability or chemical or biological degradation, and which have a moderate-to-wide therapeutic index, appear to be the best candidates. Drugs with a narrow therapeutic window or high molecular weight may not be favorable with the technology.

We believe that our Eligen® Technology makes it possible to safely deliver a therapeutic macromolecule orally or increase the absorption of a poorly absorbed small molecule without altering its chemical composition or compromising the integrity of biological membranes. We believe that the key benefit of our Eligen® Technology is that it improves the ability of the body to absorb small and large molecules.

Emisphere Today

During 2010, the Company continued to focus on efforts to apply the Eligen® Technology and realize its value by developing profitable commercial applications. The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During 2010, we continued to develop our product pipeline utilizing the Eligen® Technology with prescription and nonprescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical needs. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical/healthcare marketplace and driving company valuation. Investments required to continue developing our product pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that additional investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution.

To accelerate commercialization of the Eligen® Technology, Emisphere embarked on a two-pronged strategy. First, we concentrated on prescription molecules and nutritional supplements obtained through partnerships with other pharmaceutical companies for molecules where oral absorption is difficult yet substantially beneficial if proven. With prescription molecules, we are working to generate new interest in the Eligen® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. Second, we continue to pursue commercialization of product candidates developed internally. We believe that these internal candidates need to be developed with reasonable investment in an acceptable time period and with a reasonable risk-benefit profile.

To support our internal development programs, the Company implemented its new commercialization strategy for the Eligen® Technology. Using extensive safety data available for its Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (“SNAC”) carrier, the Company obtained GRAS (“Generally Recognized as Safe”) status for its SNAC carrier, and then applied the Eligen® Technology with B12, another GRAS substance where bioavailability and absorption is difficult and improving such absorption would yield substantial benefit and value. Given sufficient time and resources, the Company intends to apply this strategy to develop other products. Examples of other GRAS substances that may be developed into additional commercial products using this strategy would include vitamins such as Vitamin D, minerals such as iron, and other supplements such as the polyphenols and catechins, among others. A higher dose (1000 mcg) formulation of Eligen® B12, for use by patients who are Vitamin B12 deficient, is under development.

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

The Company also continues to focus on improving operational efficiency. By terminating the lease of our research and development facility in Tarrytown, NY in April 2009 and by utilizing independent contractors to conduct research and development, we reduced our annual operating costs by approximately 45% from 2008 levels and an additional 21% from 2009 levels. Annual cash expenditures in 2009 and 2010 were reduced by approximately $11 million and $1.1 million, respectively, and the resulting cash burn rate to support continuing operations is approximately $8 million per year. Additionally, we expect to accelerate the commercialization of the Eligen® Technology in a cost effective way and to gain operational efficiencies by tapping into advanced scientific processes offered by independent contractors.

We are attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. We will also continue to pursue product candidates for internal development and commercialization. We believe that these internal candidates must be capable of development with reasonable investments in an acceptable time period and with a reasonable risk-benefit profile.

Overall Product Pipeline

Emisphere has a deep and varied pipeline that includes prescription and nutritional supplement product candidates in varying stages of development. Our product pipeline includes prescription and medical food candidates. We have two prescription products in Phase III studies, several in Phase I and a number of pre-clinical (research stage) projects. Some of the pre-clinical projects are partnered; others are Emisphere-initiated. We continue to assess therapeutic molecules for their potential compatibility with our technology and market need. Our intent is to continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen® Technology. Depending on the molecule, market potential and interest, we intend to pursue potential product development opportunities through development alliances or internal development.

Vitamin B12

The Company is developing an oral formulation of Eligen® B12 (1000 mcg) for use by B12 deficient individuals. During the fourth quarter 2010, the Company completed a clinical trial which showed that oral Eligen® B12 (1000 mcg) can efficiently and quickly restore Vitamin B12 levels in deficient individuals as effectively as the injectable formulation, which is the current standard of care. The results from that clinical trial have been submitted for publication. We also conducted market research to help assess the potential commercial opportunity for our potential Eligen® B12 (1000 mcg) product. Currently, we are evaluating the results of our clinical trials and market research and exploring alternative development and commercialization options with the purpose of maximizing the commercial and health benefits potential of our Eligen® B12 asset.

Vitamin B12 is an important nutrient that is poorly absorbed in the oral form. In most healthy people, Vitamin B12 is absorbed in a receptor-mediated pathway in the presence of an intrinsic factor. A large number of people take B12 supplements by the oral route, many in megadoses, and by injection. Currently, it is estimated that at least five million people in the U.S. are taking 40 million injections of Vitamin B12 per year to treat a variety of debilitating medical conditions. Another estimated five million people are consuming more than 600 million tablets of Vitamin B12 orally. The international market is larger than the U.S. market. Many B12 deficient patients suffer from pernicious anemia and neurological disorders and many of them are infirm or elderly. Vitamin B12 deficiency can cause severe and irreversible damage, especially to the brain and nervous system. At levels only slightly lower than normal, a variety of symptoms such as fatigue, depression, and poor memory may be experienced.

During April 2010, the Company had announced that interim data from its recently completed study demonstrated that its oral Eligen® B12 (1000 mcg) given to individuals with low B12 levels restored normal B12 serum concentrations. Normal levels of serum B12 were achieved by all study participants who had taken oral Eligen® B12 (1000 mcg) 15 days into the 90-day study when the first blood samples were taken. This data, in Abstract Number 8370, was presented at the Experimental Biology 2010 Conference in Anaheim, California. In this open-label, randomized, parallel-group, 90-day study, serum cobalamin (B12) and holotranscobalamin (active B12) were collected and measured at Baseline, Day 15, Day 31, Day 61 and Day 91. A total of 49 study participants were enrolled (26 on IM injection and 23 on oral) and received either nine 1000 mcg intramuscular injections of Vitamin B12 or once daily tablets of oral Eligen® B12 (1000 mcg). The results from the interim analysis showed that serum cobalamin and active B12 returned to the normal range with both products and normalization was maintained. With participants in the oral Eligen® B12 (1000 mcg) group showing the ability to rapidly achieve normalized serum and active B12 levels, the study illustrates the potential of the Eligen® Technology and of the high dose, oral Eligen® B12 (1000 mcg) formulation to offer a much needed alternative to painful and inconvenient IM injections.

Emisphere developed Eligen® B12 independently, as a nutritional supplement product candidate. During November 2009, the Company launched its first commercially available product, oral Eligen® B12 (100 mcg), which had been specifically developed to help improve Vitamin B12 absorption and bioavailability with a patented formulation. During the third quarter 2010, we terminated our distributor agreement for the marketing, distribution and sale of oral Eligen® B12 (100mcg) with Quality Vitamins and Supplements, Inc. to allow us to focus on the development of the higher dose, oral formulation of Eligen® B12 (1000 mcg) to be offered for B12 deficient patients.

Following pre-clinical pharmacokinetic studies in rats during which the absorption profile of Vitamin B12 using our Eligen® Technology was assessed and compared to control (B12 alone), additional preclinical studies using dogs further demonstrated that the Eligen® Technology significantly enhances the absorption of oral B12. We completed our first clinical study in 20 normal healthy males which tested our new Vitamin B12 formulation against a commercially available oral formulation

The data from our first pharmacokinetic study showed mean Vitamin B12 peak blood levels were more than 10 times higher for the Eligen® B12 5mg formulation than for the 5mg commercial formulation. The mean time to reach peak concentration (Tmax) was reduced by over 90%, to 0.5 hours for the Eligen® B12 5mg from 6.8 hours for the commercial 5mg product. Improvement in bioavailability was approximately 240%, with absorption time at 30 minutes and a mean bioavailability of 5%. The study was conducted with a single administration of Eligen® B12. There were no adverse reactions, and Eligen® B12 was well-tolerated.

In May 2009, the Company was informed by an independent expert panel of scientists that its SNAC carrier had been provisionally designated as GRAS for its intended application in combination with nutrients added to food and dietary supplements. Following a comprehensive evaluation of research and toxicology data, Emisphere’s SNAC was found to be safe at a dosage up to 250 mg per day when used in combination with nutrients to improve their dietary availability. In July 2009, concurrent with the publication of two papers in the July/August issue of the peer reviewed journal, International Journal of Toxicology, which describes the toxicology of its SNAC carrier, SNAC achieved GRAS status for its intended use in combination with nutrients added to food and dietary supplements. The publication of those two papers in the International Journal of Toxicology was the final, necessary step in the process of obtaining GRAS status for its SNAC carrier. Since SNAC achieved GRAS status, it is exempt from pre-market approval for its intended use in combination with nutrients added to food and dietary supplements. This opens the way for the potential commercialization of the Eligen® Technology with other substances such as vitamins.

During April 2009, we announced a strategic alliance with AAIPharma, Inc. intended to expand the application of Emisphere’s Eligen® Technology and AAIPharma’s drug development services. AAIPharma is a global provider of pharmaceutical product development services that enhance the therapeutic performance of its clients’ drugs. AAIPharma works with many pharmaceutical and biotech companies and currently provides drug product formulation development services to Emisphere. This relationship expands our access to new therapeutic candidates for the Eligen® Technology, which potentially could lead to new products and to new alliance agreements as well.

We have obtained patents for the carrier we are using in the oral B12 formulation and have filed applications covering the combination of the carrier and many other compounds, including Vitamin B12.

Phase III Programs

On the prescription side of our business, both of our products in Phase III are with our partner Novartis, which is using our drug delivery technology in combination with salmon calcitonin, parathyroid hormone, and human growth hormone. Their most advanced programs are testing oral formulations of salmon calcitonin to treat osteoarthritis and osteoporosis. Novartis completed the first Phase III clinical study for osteoarthritis, and the second Phase III clinical study for osteoarthritis is continuing. Novartis is also conducting a Phase III clinical study for osteoporosis. In its Annual Results Conference Media Release for the period ended December 31, 2010, Novartis reported that its planned submissions for oral calcitonin for the treatment of osteoporosis and osteoarthritis are scheduled to be filed with the regulatory authorities during 2011. During October 2010 the Company announced that Novartis provided us with information regarding the first interpretable results of the two-year Phase III Study 2301 in osteoarthritis conducted by its license partner, Nordic Bioscience, with oral calcitonin. The recently completed study assessed the safety and efficacy of oral calcitonin in the treatment of osteoarthritis of the knee and had three co-primary endpoints. Novartis informed Emisphere that preliminary analysis of the data from this study shows that the endpoint for the first of three co-primary endpoints, joint space width narrowing, was not met. Novartis also informed Emisphere that results regarding the other two co-primary endpoints indicated clinical efficacy related to symptom modification (WOMAC scales: pain, function). In addition, according to Novartis, MRI analyses suggested an effect on cartilage. Nordic Bioscience and Novartis have indicated that they are going to continue to work together to further analyze and evaluate the results of this study. The second two-year Phase III Study 2302, which also assesses safety and efficacy of oral calcitonin of patients with osteoarthritis of the knee, is currently ongoing. Additionally, the Phase III clinical program of oral calcitonin in osteoporosis continues.

During July 2010, we announced that Novartis and its license partner, Nordic Bioscience, reported the following in connection with their Phase III Study 2302 in osteoarthritis assessing the safety and efficacy of oral calcitonin in the treatment of osteoarthritis of the knee. An independent Data Monitoring Committee (“DMC”) conducted a futility analysis of one-year data for all patients enrolled in this two-year study, including assessments of safety and efficacy parameters. The DMC concluded that although there was no reason to stop Study 2302 because of safety concerns, there was also no reason to continue the study for efficacy. The DMC also concluded that the final decision whether to continue Study 2302 rests with Novartis and Nordic Bioscience. They currently intend to continue the clinical program of oral calcitonin in osteoarthritis, Phase III Study 2301 was completed and Phase III Study 2302 is continuing. Novartis and Nordic Bioscience continue to work together to assess next steps.

During April 2010, we announced the publication of a research study entitled “Investigation of the Direct Effect of Salmon Calcitonin on Human Osteoarthritic Chondrocytes,” by Nordic Bioscience in the April 5, 2010 edition of the publication BMC Musculoskeletal Disorders. Oral salmon calcitonin, which uses Emisphere’s proprietary Eligen® Technology, is currently being studied in osteoarthritis and osteoporosis by Novartis and Nordic Bioscience. The study was conducted in vitro on cartilage samples obtained from female patients undergoing total knee arthroplasty surgery for the treatment of osteoarthritis. The article describes the growth promoting effects of salmon calcitonin on these cartilage samples. The study shows that treatment with pharmacological concentrations of calcitonin increases synthesis of both proteoglycan (proteins and sugars which interweave with collagen) and collagen type II — the key components of articular cartilage. This research is unique and significant as it represents the first work to look chiefly at the ability of salmon calcitonin to stimulate cartilage synthesis. These findings provide evidence to substantiate the theory that calcitonin may exert a positive effect on joint health through its dual action of promoting both bone and cartilage formation.

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

Phase I Programs

Emisphere also has several products in Phase I and a number of pre-clinical (research stage) projects. Some of the pre-clinical projects are partnered and others were initiated by the Company.

For the treatment of diabetes, research using the Eligen® Technology and GLP-1 (Glucagon-Like Peptide-1), a potential treatment for Type 2 diabetes, is being conducted by Novo Nordisk. Emisphere had previously conducted extensive tests on native insulin and native GLP-1which demonstrated that both macromolecules can be effectively delivered using the Eligen® Technology. With the progress that has been made in the development of second generation proteins, we concluded that a more productive pathway is to move forward with GLP-1 analogs, an oral form of which might be used to treat Type 2 diabetes and related conditions. Our research indicated that the development of oral formulations of Novo Nordisk proprietary GLP-1 receptor agonists may represent an opportunity for Emisphere. Consequently, on June 21, 2008 we entered into an exclusive Development and License Agreement with Novo Nordisk focused on the development of oral formulations of Novo Nordisk’s proprietary GLP-1 receptor agonists (the “GLP-1 License Agreement”). Under the GLP-1 License Agreement Emisphere could receive more than $87 million in contingent product development and sales milestone payments including a $10 million non-refundable license fee which was received during June 2008. Emisphere would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under such agreement. Under the terms of the agreement, Novo Nordisk is responsible for the development and commercialization of the products. Initially Novo Nordisk is focusing on the development of oral formulations of its proprietary GLP-1 receptor agonists.

During January 2010, we announced that Novo Nordisk had initiated its first Phase I clinical trial with a long-acting oral GLP-1 analog (NN9924). This milestone released a $2 million payment to Emisphere, whose proprietary Eligen® Technology is used in the formulation of NN9924. GLP-1 is a natural hormone involved in controlling blood sugar levels. It stimulates the release of insulin only when blood sugar levels become too high. GLP-1 secretion is often impaired in people with Type 2 diabetes. The aim of this trial, which is being conducted in the UK, is to investigate the safety, tolerability and bioavailability of NN9924 in healthy volunteers. The trial will enroll approximately 155 individuals and results from the trial are expected in 2011. There are many challenges in developing an oral formulation of GLP-1, in particular obtaining adequate bioavailability. NN9924 addresses some of these key challenges by utilizing Emisphere’s Eligen® Technology to facilitate absorption from the gastrointestinal tract.

Novartis is engaged in research using the Eligen® Technology and PTH-1-34 to develop a safe and effective oral formulation of Parathyroid Hormone (“PTH”) for the treatment of postmenopausal osteoporosis. PTH is produced by the parathyroid glands to regulate the amount of calcium and phosphorus in the body. When used therapeutically, it increases bone density and bone strength to help prevent fractures. It is approved to treat osteoporosis, a disease associated with a gradual thinning and weakening of the bones that occurs most frequently in women after menopause. Untreated postmenopausal osteoporosis can lead to chronic back pain, disabling fractures, and lost mobility. Novartis conducted a Phase I study in postmenopausal women to determine the safety and tolerability of oral PTH-1-34, a combination of human PTH-1-34 and Emisphere’s delivery agent 5-CNAC (“5-CNAC”), for the treatment of postmenopausal osteoporosis. The study was designed to assess the bioavailability profile of increasing doses of PTH-1-34 combined with different amounts of 5-CNAC administered orally. The results from the single-center, partially-blinded, incomplete cross-over study were presented October 19, 2009 in a poster session at the 73rd Annual Scientific Meeting of the American College of Rheumatology in Philadelphia, PA. The results demonstrated that a single dose of the novel oral parathyroid hormone PTH-1-34, which utilizes Emisphere’s proprietary Eligen® drug delivery technology and absorption-enhancing carrier molecule 5-CNAC, achieved potentially therapeutically relevant exposure and safety profiles similar to those of the currently available injectable formulation in healthy postmenopausal women.

During April 2010, we announced that Novartis initiated a second Phase I trial for an oral PTH-1-34 which uses Emisphere’s Eligen® Technology, and is in development for the treatment of postmenopausal osteoporosis. The study is a partially blinded, placebo controlled, active comparator study to explore the safety, tolerability, pharmacokinetics and pharmacodynamics in postmenopausal women after daily oral doses of PTH-1-34. The study has two parts (A and B) and will enroll a total of approximately up to 120 postmenopausal women. In Part A of the trial, ascending doses of oral PTH-1-34 using the Eligen® Technology will be tested for safety, tolerability and pharmacokinetics and compared to Forsteo®. In Part B, in addition to safety and tolerability of oral PTH-1-34 using the Eligen® Technology, pharmacodynamic responses will be measured by bone biomarker levels and bone mineral density, and compared to Forsteo®. The first patient was enrolled in April 2010.

During June 2008, Novartis launched a Phase I study in postmenopausal women to determine the safety and tolerability of oral PTH-1-34, a combination of human PTH-1-34 and the absorption enhancer 5-CNAC using Emisphere’s proprietary Eligen® Technology, for the treatment of postmenopausal osteoporosis. The study is designed to assess the bioavailability profile of increasing doses of PTH-1-34 combined with different amounts of 5-CNAC administered orally. The trial was conducted in Switzerland and its first interpretable results were released during November 2008. The results of the study demonstrated the achievement of a suitable PK profile of a new oral formulation of PTH using Emisphere’s Eligen® Technology. This initial study of 20 healthy postmenopausal female patients aged 40 to 70 years resulted in peak concentrations (Cmax) in the range of those obtained with the commercially available subcutaneous formulation Forsteo® (teriparatide). This initial trial reported no significant adverse affects, no hypocalcaemia, and no drug-exposure related discontinuation. Recombinant PTH, currently approved for the treatment of osteoporosis, is available only by injection. PTH exists naturally in the body; it increases bone density and bone strength to help prevent fractures. It may also be used to treat osteoporosis in patients at high risk of bone fracture.

Novartis has also conducted Phase I studies with oral salmon calcitonin. During September 2009, Novartis and its partner Nordic Bioscience issued study results in which twice-daily oral salmon calcitonin using Emisphere’s proprietary Eligen® drug delivery technology significantly suppressed markers of cartilage and bone degradation versus placebo in men and women with osteoarthritis, the most common form of arthritis. The study, a Phase I, placebo-controlled, double-blind, double-dummy, randomized, gender-stratified clinical trial, was conducted on behalf of Emisphere’s partner, Novartis, by Nordic Bioscience, and was published online in the September 2009 issue of Osteoarthritis and Cartilage. A total of 73 male and female subjects aged 57 to 75 years with painful osteoarthritis of the knee, received twice-daily 0.6 mg or 0.8 mg doses of oral salmon calcitonin with the Eligen® Technology or placebo administered over 14 days. Doses of 0.8mg compared with 0.6mg produced significantly higher Cmax and AUC(0-4 hrs), of calcitonin, P=0.03. This resulted in significant reductions in CTX-I and CTX-II, which are biochemical markers of bone degradation and of cartilage degradation, respectively. Gender had no observable influence on results. Oral sCT doses were well tolerated; 44 adverse events and no serious adverse events were reported in this study. For further details, please consult the original publication which is available online (Karsdal MA et al; The effect of oral salmon calcitonin delivered with 5-CNAC on bone and cartilage degradation in osteoarthritic patients: a 14-day randomized study; Osteoarthritis and Cartilage; available online September 1, 2009). Emerging data continue to indicate oral salmon calcitonin in combination with the Company’s absorption-enhancing Eligen® Technology may be a potential therapeutic option for women and men with osteoarthritis, which affects more than 20 million people in the United States.

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

Professor Christoph Beglinger, M.D., of the Clinical Research Center, Department of Biomedicine Division of Gastroenterology, and Department of Clinical Pharmacology and Toxicology at University Hospital in Basel, Switzerland is also conducting research assessing the feasibility of using the Eligen® Technology combined with PYY3-36 and native GLP-1, as a potential treatment for obesity. During September 2010, we announced that a clinical study conducted by Professor Beglinger found that the Company’s proprietary oral SNAC, in combination with two digestive hormones, was successful in reducing food intake and increasing satiety in healthy male subjects. The study was published in the August 18, 2010, online edition of the American Journal of Clinical Nutrition, the official publication of the American Society for Nutrition. As described in the publication, 12 healthy male subjects were studied in a randomized double-blind, placebo-controlled 4-way crossover trial. Each subject received (in random order) 2.0 mg Native GLP-1, 1.0 mg PYY3-36, or 2.0 mg Native GLP-1, plus 1.0 mg PYY3-36. Researchers observed that both digestive hormones, native GLP-1 and PYY3-36, were rapidly absorbed from the gut, leading to plasma concentrations several times higher than those in response to a normal meal. Native GLP-1 alone, but not PYY3-36, significantly reduced total food intake. Co-administration of both hormones, taken in combination with SNAC in a single oral dose, reduced both total food intake by 21.5 percent, and increased fullness at meal onset (P <0.05). The 24-hour food intake was not affected by the single oral administration of the native hormones likely due to their short half-life. The two digestive hormones utilized in the study are released naturally in proportion to ingested calories and signal satiety, or fullness, to the brain. SNAC, which is based on Emisphere’s Eligen® Technology, facilitates transport of these and other hormones with low oral bioavailability across biological membranes, such as those of the gastrointestinal tract. Emisphere had previously announced that SNAC had achieved GRAS status for its intended use in combination with nutrients added to food and dietary supplements.

An article published in the September 2009 issue of Clinical Pharmacology and Therapeutics describes previously reported findings of an independent clinical study designed to assess the pharmacokinetics, pharmacodynamics (PK/PD) and safety of oral administration of the peptide GLP-1 utilizing Emisphere’s Eligen® carrier technology. The study was conducted at the University Hospital in Basel, Switzerland by Professor Beglinger. The paper, titled “Orally Administered Glucagon-Like Peptide-1 Affects Glucose Homeostasis Following an Oral Glucose Tolerance Test in Healthy Male Subjects,” was published by Steinert, et.al. Publication of this data in a prominent peer reviewed journal underscores the potential of the Eligen® Technology to transform oral peptide delivery. Specifically, the data further supports the concept of the potential advantages of utilizing GLP-1 and similar molecules as therapeutic agents in the treatment of Type 2 diabetes. As described in the publication, a randomized, double-blind, placebo-controlled, two-way crossover trial was conducted in 16 healthy male subjects between the ages of 20 and 43. The study was designed to investigate the PK/PD effects of a single dose (2 mg) of oral GLP-1 formulated with Emisphere’s SNAC carrier (150 mg) and administered 15 minutes prior to an oral glucose tolerance test. The published data show that the orally administered peptide, when administered with Emisphere’s SNAC carrier, is rapidly absorbed from the gastrointestinal tract, leading to tenfold higher plasma concentrations compared to control. The pharmacodynamic effects were consistent with the known pharmacology of GLP-1, resulting in significantly increased basal insulin release (P< 0.027) and marked effects on glucose levels. The postprandial glucose peak was delayed with GLP-1, suggesting an effect on gastric emptying. No adverse events were reported.

Intravenous or subcutaneous applications of therapeutic peptide molecules are cumbersome and impractical for chronic treatment regimens. Current oral application of peptides is ineffective because peptides have a low oral bioavailability due to their molecular size and physico-chemical characteristics. Professor Beglinger’s studies show that Emisphere’s Eligen® Technology can overcome some of these oral delivery issues safely and efficiently.

Preclinical Programs

Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products as we continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen® Technology. Our preclinical programs focus on the development of oral formulations of potentially new treatments for diabetes and products in the areas of cardiovascular, appetite suppression and pain and on the development and potential expansion of nutritional supplement products.

During December 2010, the Company entered into the Insulin Agreement to develop and commercialize oral formulations of Novo Nordisk’s insulins using Emisphere’s Eligen® Technology. This was the second license agreement between the two companies. The GLP-1 License Agreement was signed in June 2008, with a potential drug currently in a Phase I clinical trial. Please refer to “Phase I Programs” (above). The Insulin agreement included $57.5 million in potential product development and sales milestone payments to Emisphere, of which $5 million was paid upon signing, as well as royalties on sales. This extended partnership with Novo Nordisk has the potential to offer significant new solutions to millions of people with diabetes worldwide and it also serves to further validate our Eligen® Technology.

During March 2010, Emisphere and Alchemia Ltd. (ASX: ACL) announced that they would join efforts to develop an oral formulation of the anti-coagulant drug fondaparinux with Emisphere’s Eligen® Technology. Fondaparinux, an anti-coagulant used for the prevention of deep vein thrombosis, is marketed in injectable form as Arixtra® by GlaxoSmithKline. Arixtra® has been off patent since 2002 but, due to the complexity of its synthesis, there is currently no approved generic or alternative source of commercial scale active pharmaceutical ingredient (“API”). Alchemia has developed a novel, patent protected, synthesis for the manufacture of fondaparinux at commercial scale. In March 2009 Alchemia’s manufacturing and U.S. marketing partner, Dr. Reddy’s Laboratories (NYSE: RDY), submitted an ANDA to the U.S. FDA for a generic version of the injectable form of fondaparinux. We believe an oral formulation of fondaparinux could dramatically increase the market potential for fondaparinux. Based on what we know from our experience with other chemically-related anti-coagulants, the profile of fondaparinux should fit very well with the Eligen® Technology given its half life and safety profile. Although developing an oral formulation of an injectable compound is always challenging, this project could produce substantial benefits for the medical community. The combination of Emisphere’s delivery technology and Alchemia’s fondaparinux may ultimately allow us to bring an oral anti-coagulant to market in an accelerated fashion. Alchemia has already seen preclinical data suggesting that enhanced levels of oral absorption can be achieved for fondaparinux. If the dose formulated with the Eligen® Technology can be successfully optimized, it could open up a host of medically and commercially compelling opportunities for fondaparinux, Alchemia plans to evaluate a number of different formulations initially in order to optimize oral bioavailability and pharmacokinetics, with the aim of then rapidly moving into human clinical studies.

Business Financing

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. However, during 2010 we expanded our relationship with our development partner, Novo Nordisk, and negotiated the cancellation of our current debt obligation with our development partner, Novartis, as described below under the heading “Ongoing Collaborative Agreements” and also completed the August 2010 Financing (as defined below).

On August 25, 2010, the Company entered into a securities purchase agreement (together with the securities purchase agreement with MHR, as defined below, the “August 2010 Financing”) with certain institutional investors pursuant to which the Company agreed to sell an aggregate of 3,497,528 shares of its common stock and warrants to purchase a total of 2,623,146 additional shares of its common stock for total gross proceeds of $3,532,503. Each unit, consisting of one share of common stock and a warrant to purchase

0.75 shares of common stock, was sold at a purchase price of $1.01. The warrants to purchase additional shares are exercisable at a price of $1.26 per share and will expire 5 years from the date of issuance. In accordance with the terms of a registration rights agreement with the investors, the Company filed a registration statement on September 15, 2010, which was declared effective October 12, 2010. On August 25, 2010, the Company also announced that it had entered into a separate securities purchase agreement with MHR Fund Management LLC (together with its affiliates, “MHR”) as part of the August 2010 Financing, pursuant to which the Company agreed to sell an aggregate of 3,497,528 shares of its common stock and warrants to purchase a total of 2,623,146 additional shares of its common stock for total gross proceeds of $3,532,503. Each unit, consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, was sold at a purchase price of $1.01. The warrants to purchase additional shares are exercisable at a price of $1.26 per share and will expire 5 years from the date of issuance.

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

In connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR (the “Waiver Agreement”), pursuant to which MHR waived certain anti-dilution adjustment rights under its 11% senior secured notes and warrants issued by the Company to MHR in September 2006 that would otherwise have been triggered by the private placement described above. As consideration for such waiver, the Company issued to MHR a warrant to purchase 975,000 shares of common stock and agreed to reimburse MHR for 50% of its legal fees up to a maximum reimbursement of $50,000. The terms of such warrant are identical to the warrants issued to MHR in the August 2010 Financing transaction described above. The Company was advised in these transactions by an independent committee of the Company’s board of directors (the “Board of Directors”). Roth Capital Partners served as the placement agent for the offering.

As of December 31, 2010, our accumulated deficit was approximately $480.9 million. Our loss from operations was $11.5 million, $14.6 million and $26.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our net loss was $56.9 million, $16.8 million and $24.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our net cash outlays from operations and capital expenditures were $4.9 million, $11.9 million and $6.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash outlays include receipts of deferred revenue of $7.1 million, and $0.2 million for 2010 and 2009, respectively. Our stockholders’ deficit was $82.5 million and $35.2 million as of December 31, 2010 and 2009, respectively.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources will enable us to continue operations through approximately June 2011 or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. While our plan is to raise capital when needed and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firms relating to our financial statements for the years ended December 31, 2010, 2009 and 2008 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. We are pursuing new as well as enhanced collaborations and exploring other financing options, with the objective of minimizing dilution and disruption. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to early June 2011, we could be forced to cease operations.

If we are successful in raising additional capital to continue operations, our business will still require substantial additional investment that we have not yet secured. Further, we will not have sufficient resources to fully develop new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available on favorable terms or at all. For further discussion, see Part I, Item 1A “Risk Factors.”

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

Novartis Pharma AG

On December 1, 2004, we issued a $10 million convertible note (the “Novartis Note”) to Novartis in connection with a research collaboration option relating to the development of PTH-1-34. The Novartis Note was originally due December 1, 2009. On November 27, 2009, Novartis agreed to extend the maturity date of the Novartis Note to February 26, 2010. Subsequently, on February 23, 2010, Novartis agreed to further extend the maturity date of the Novartis Note to May 26, 2010. On May 27, 2010, Novartis agreed to a further extension through June 4, 2010. On June 4, 2010, the Company and Novartis entered into a Master Agreement and Amendment (the “Novartis Agreement”). Pursuant to the Novartis Agreement, the Company was released and discharged from its obligations under the Novartis Note in exchange for: (i) the reduction of future royalty and milestone payments up to an aggregate amount of $11.0 million due the Company under the Research Collaboration and Option Agreement, dated as of December 3, 1997, as amended on October 20, 2000 (the “Research Collaboration and Option Agreement”), and the License Agreement, dated as of March 8, 2000, for the development of an oral salmon calcitonin product for the treatment of osteoarthritis and osteoporosis (the “Oral Salmon Calcitonin License Agreement”); (ii) the right for Novartis to evaluate the feasibility of using Emisphere’s Eligen® Technology with two new compounds to assess the potential for new product development opportunities; and (iii) other amendments to the Research Collaboration and Option Agreement and License Agreement. As of the date of the Novartis Agreement, the outstanding principal balance and accrued interest of the Novartis Note was approximately $13.0 million. The Company recognized the full value of the debt released as consideration for the transfer of the rights and other intangibles to Novartis and deferred the related revenue in accordance with applicable accounting guidance for the sale of rights to future revenue until the earnings process has been completed based on achievement of certain milestones or other deliverables. If Novartis chooses to develop oral formulations of these new compounds using the Eligen® Technology, the parties will negotiate additional agreements. In that case, Emisphere could be entitled to receive development milestone and royalty payments in connection with the development and commercialization of these potentially new products.

Oral Salmon Calcitonin (“sCT”) Program for Osteoporosis and Osteoarthritis

Novartis’ most advanced program utilizing the Company’s Eligen® Technology is testing an oral formulation of calcitonin to treat osteoarthritis and osteoporosis. For osteoarthritis, Novartis completed one Phase III trial and is conducting a second Phase III clinical study is continuing. Novartis is also conducting a Phase III clinical study for osteoporosis. With these Phase III studies, over 6,000 clinical study patients used the Eligen® Technology during 2010 and approximately 5,500 continue to use it during 2011. Please refer to the earlier description of Phase III Programs a under the subject heading “Phase III Programs.”

Osteoporosis

In December 1997, we entered into a collaboration agreement with Novartis to develop an oral form of sCT, currently used to treat osteoporosis (the “sCT Agreement”). sCT is a hormone that inhibits the bone-tissue resorbing activity of specialized bone cells called osteoclasts, enabling the bone to retain more of its mass and functionality. sCT has demonstrated efficacy in increasing lumbar spine bone mineral density and in reducing vertebral fractures. sCT is estimated to be about 30 times more potent than the human version. Synthetic sCT, which is identical to the naturally occurring one, currently is available only as a nasal spray or injectable therapy. Novartis markets synthetic sCT in the U.S. as MIACALCIN® nasal spray, which is indicated for the treatment of post-menopausal osteoporosis in women greater than five years post menopause with low bone mass.

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

Please refer to the earlier description of Novartis studies relating to osteoporosis under the subject headings “Phase III Programs” and “Phase I Programs.”

Under the sCT Agreement, Novartis has an option to an exclusive worldwide license to develop in conjunction with us, make, have made, use and sell products developed under this program. Novartis also had the right to exercise an option to commence a research collaboration with us on a second compound under this agreement. Novartis’ rights to certain specified financial terms concerning a license of a second compound have since expired. We have no payment obligations with respect to the sCT Agreement; we are, however, obligated to collaborate with Novartis by providing access to our technology that is relevant to this program. We are also obligated to help to manage this program through a joint “steering committee” with Novartis.

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

Novartis was engaged in two, simultaneous Phase III trials for salmon calcitonin in the treatment of osteoarthritis. Please refer to the earlier description of Phase III Programs a under the subject heading “Phase III Programs.”

Novartis has also conducted Phase I studies with oral salmon calcitonin. Please refer to the earlier description of Phase I studies under the subject heading “Phase I Programs.”

Oral PTH-1-34 Program

On December 1, 2004, we entered into a Research Collaboration Option and License Agreement with Novartis whereby Novartis obtained an option to license our Eligen® Technology to develop safe and effective oral formulations of PTH for the treatment of postmenopausal osteoporosis, PTH is produced by the parathyroid glands to regulate the amount of calcium and phosphorus in the body. When used therapeutically, it increases bone density and bone strength to help prevent fractures. It is approved to treat osteoporosis, a disease associated with a gradual thinning and weakening of the bones that occurs most frequently in women after menopause. Untreated postmenopausal osteoporosis can lead to chronic back pain, disabling fractures, and lost mobility. Novartis conducted a Phase I study in postmenopausal women to determine the safety and tolerability of oral PTH-1-34, a combination of human PTH-1-34 and Emisphere’s delivery agent 5-CNAC, for the treatment of postmenopausal osteoporosis. The study was designed to assess the bioavailability profile of increasing doses of PTH-1-34 combined with different amounts of 5-CNAC administered orally. The results, from the single-center, partially-blinded, incomplete cross-over study were presented October 19, 2009 in a poster session at the 73rd Annual Scientific Meeting of the American College of Rheumatology in Philadelphia, PA. Study results demonstrated that a single dose of the novel oral parathyroid hormone PTH-1-34, which utilizes Emisphere’s proprietary Eligen® drug delivery technology and absorption-enhancing carrier molecule 5-CNAC, achieved potentially therapeutically relevant exposure and safety profiles similar to those of the currently available injectable formulation in healthy postmenopausal women.

Parathyroid hormone continues on a progressive clinical development path in collaboration with Novartis. During April 2010, we announced that Novartis Pharma AG initiated a second Phase I trial for an oral PTH-1-34 which uses Emisphere’s Eligen® Technology, and is in development for the treatment of postmenopausal osteoporosis. Please refer to the earlier description of Phase I studies under the subject heading “Phase I Programs.”

Oral Recombinant Human Growth Hormone Program

From 1998 through August 2003, we developed oral rhGH in collaboration with Eli Lilly and Company (“Lilly”). As of August 2003, Lilly returned to us all rights to the oral rhGH program pursuant to the terms of our license agreement. On September 23, 2004, we announced a new partnership with Novartis to develop our oral rhGH program. Under this collaboration, we are working with Novartis to initiate clinical trials of a convenient oral human growth hormone product using the Eligen® Technology. On May 1, 2006, we announced that Novartis will initiate the development of an oral rhGH product using Emisphere’s Eligen® Technology.

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

Novo Nordisk A/S

Insulin Agreement

During December 2010, the Company entered into the Insulin Agreement to develop and commercialize oral formulations of Novo Nordisk’s insulins using Emisphere’s Eligen® Technology (the “Insulin Agreement”). This was the second license agreement between the two companies. The GLP-1 License Agreement was signed in June 2008. The Insulin Agreement included $57.5 million in potential product development and sales milestone payments to Emisphere, of which $5 million was paid upon signing, as well as royalties on sales. This extended partnership with Novo Nordisk has the potential to offer significant new solutions to millions of people with diabetes worldwide and it also serves to further validate our Eligen® Technology.

GLP-1 Receptor Agonists Agreement

During June 2008, we entered into the GLP-1 License Agreement, pursuant to which Novo Nordisk will develop and commercialize oral formulations of Novo Nordisk proprietary GLP-1 receptor agonists in combination with Emisphere carriers. Under the GLP-1 License Agreement, Emisphere could receive more than $87 million in contingent product development and sales milestone payments, including a $10 million non-refundable license fee which was received in June 2008. Emisphere would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under such Agreement. Under the GLP-1 License Agreement, Novo Nordisk is responsible for the development and commercialization of the products.

During January 2010, we announced that Novo Nordisk had initiated its first Phase I clinical trial with a long-acting oral GLP-1 analog (NN9924). This milestone released a $2 million payment to Emisphere, whose proprietary Eligen® Technology is used in the formulation of NN9924. GLP-1 is a natural hormone involved in controlling blood sugar levels. It stimulates the release of insulin only when blood sugar levels become too high. GLP-1 secretion is often impaired in people with Type 2 diabetes. The aim of this trial, which is being conducted in the UK, is to investigate the safety, tolerability and bioavailability of NN9924 in healthy volunteers. The trial will enroll approximately 155 individuals and results from the trial are expected in 2011. There are many challenges in developing an oral formulation of GLP-1, in particular obtaining adequate bioavailability. NN9924 addresses some of these key challenges by utilizing Emisphere’s Eligen® Technology to facilitate absorption from the gastrointestinal tract.

Oral Gallium Program

In March 2006, we announced that we had entered into an exclusive worldwide licensing agreement with Genta, Incorporated (“Genta”) to develop an oral formulation of a gallium-containing compound. Under the agreement, we will utilize our Eligen® Technology to supply a finished oral dosage form to Genta. Genta will be responsible for toxicology, clinical development, regulatory submissions, and worldwide commercialization. In addition to royalties on net sales of the product, Genta has agreed to fund Emisphere’s development activities and to pay performance milestones related to the filing and approval of regulatory applications. An Investigational New Drug application was filed by Genta for gallium on July 31, 2007. Genta released final results from the Company’s Phase I clinical trial of G4544, a new tablet formulation of a proprietary small molecule intended as a treatment for diseases associated with accelerated bone loss using delivery technology developed by Emisphere Technologies, Inc. Results showed that the drug was very well-tolerated, and that blood levels were achieved in a range that is known to be clinically bioactive. The data were featured in a poster session at the annual meeting of the American Society of Clinical Oncology (“ASCO”) in 2008.

Revenue Recognized from Significant Collaborators during 2008 through 2010 (in thousands)

Collaborator	2010	2009	2008

Novartis Pharma AG	$—	$—	$—
Novo Nordisk A/S	—	—	46
Genta	—	—	118

Research and Development Costs

We have devoted substantially all of our efforts and resources to research and development conducted on our own behalf (self-funded) and in collaborations with corporate partners (partnered). Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, including those described in Part 1, Item 1A. “Risk Factors” below, relating to the progress of our product candidates through development stages, clinical trials, regulatory approval, commercialization and market acceptance, it is not possible to accurately predict future spending or time to completion by project or project category.

The following table summarizes research and development spending to date by project category:

				Cumulative
	Year Ended December 31,			Spending
	2010	2009	2008	2010(1)
	(In thousands)

Research(2)	$50	$70	$1,143	$51,968
Feasibility projects
Self-funded	1,642	1,287	1,688	12,686
Partnered	34	38	425	4,258
Development projects
Oral heparin (self-funded)	37	148	392	99,474
Oral insulin (self-funded)	—	3	53	21,287
Partnered	—	2	59	12,157
Other(3)	732	2,498	9,025	104,687

Total all projects	$2,495	$4,046	$12,785	$306,517

(1)	Cumulative spending from August 1, 1995 through December 31, 2010.

(2)	Research is classified as resources expended to expand the ability to create new carriers, to ascertain the mechanisms of action of carriers, and to establish computer based modeling capabilities, prototype formulations, animal models, and in vitro testing capabilities.

(3)	Other includes indirect costs such as rent, utilities, training, standard supplies and management salaries and benefits.

Patents and Other Forms of Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing the proprietary rights of others (Please refer to Part I, Item 1A “Risk Factors” for further discussion of how business will suffer if we cannot adequately protect our patent and proprietary rights”). We seek patent protection on various aspects of our proprietary chemical and pharmaceutical delivery technologies, including the delivery agent compounds and the structures which encompass Emisphere’s delivery agents, their method of preparation, the combination of our compounds with a pharmaceutical, and use of our compounds with therapeutic molecules to treat various disease states. We have patents and patent applications in the U.S. and certain foreign countries. As of March 1, 2011, Emisphere had been granted more than 110 U.S. patents and more than 200 foreign patents. Emisphere also has more than 50 pending U.S. patent applications as well as more than 200 counterpart applications pending in foreign countries.

We intend to file additional patent applications when appropriate and to aggressively prosecute, enforce, and defend our patents and other proprietary technology.

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

During April 2009, we announced a strategic alliance with AAIPharma, Inc. intended to expand the application of Emisphere’s Eligen® Technology and AAIPharma’s drug development services. AAIPharma is a global provider of pharmaceutical product development services that enhance the therapeutic performance of its clients’ drugs. AAIPharma works with many pharmaceutical and biotech companies and currently provides drug product formulation development services to Emisphere. This relationship expands our access to new therapeutic candidates for the Eligen® Technology, which potentially could lead to new products and to new alliance agreements as well. We are also pleased that a global provider of pharmaceutical product development services with the stature of AAIPharma has chosen to combine with Emisphere in a synergistic alliance that will benefit both organizations. This strategic alliance supports AAIPharma’s strategy to offer drug delivery options to its pharmaceutical and biotech customers.

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

Oral Diabetes Competition— Type 2 Diabetes

In diabetes, there are a number of unmet needs which amplify the need for further product development in the area. There are three main areas of drug therapy, oral anti-diabetes, insulin, and injectable in which companies are attempting to develop innovative products for the treatment of patients.

The need for new medicines due to unmet treatment needs recently resulted in two new products; Amylin’s Byetta and Symlin. These products initially performed exceedingly well in the market place. However, due to pancreatitis associated with Byetta, the trajectory for Amylin’s franchise has leveled off as of the third quarter 2008.

There are four leading classes for new product development in the area of diabetes. All four seek to take advantage of the potential to improve upon currently available products:

1. GLP-1 Agonists

2. Pulmonary Insulin

3. DPP-IV Inhibitors

4. PPAR modulators.

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

Employees

As of December 31, 2010, we had 16 employees, 8 of whom are engaged in scientific research and technical functions and 8 of whom are performing accounting, information technology, engineering, facilities maintenance, legal and regulatory and administrative functions. Of the 8 scientific employees, 4 hold Ph.D. and/or D.V.M. degrees. We believe our relations with our employees are good.

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

We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by June 2011, we may be forced to cease operations.

As of December 31, 2010, we had approximately $5.6 million in cash and restricted cash, approximately $20.6 million in working capital deficiency, a stockholders’ deficit of approximately $82.5 million and an accumulated deficit of approximately $480.9 million. Our operating and net loss for the year ended December 31, 2010 was approximately $11.5 million and $56.9 million, respectively. Since our inception in 1986, we have generated significant losses from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern. The audit reports prepared by our independent registered public accounting firms relating to our financial statements for the years ended December 31, 2008, 2009 and 2010, respectively, included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We anticipate that our existing capital resources will enable us to continue operations through approximately June 2011, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to June 2011, we will be forced to cease operations.

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

On September 26, 2005, we executed a Senior Secured Loan Agreement (the “Loan Agreement”) with MHR. The Loan Agreement, as amended, provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). Under the Loan Agreement, MHR requested, and on May 16, 2006 we effected, the exchange of the Loan for 11% senior secured convertible notes (the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock at a price per share of $3.78. Interest will be payable in the form of additional MHR Convertible Notes rather than in cash. The MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets.

The MHR Convertible Notes provide for certain events of default including failure to perfect liens in favor of MHR created by the transaction, failure to observe any covenant or agreement, failure to maintain the listing and trading of our common stock, sale of a substantial portion of our assets, or merger with another entity without the prior consent of MHR, or any governmental action renders us unable to honor or perform our obligations under the MHR Convertible Notes or results in a material adverse effect on our operations among other things. If an event of default occurs, the MHR Convertible Notes provide for the immediate repayment of the Notes and certain additional amounts described above and as set forth in the MHR Convertible Notes. At such time, we may not be able to make the required payment, and if we are unable to pay the amount due under the MHR Convertible Notes, the resulting default would enable MHR to foreclose on all of our assets. Any of the foregoing events would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock. We currently have a waiver from MHR for failure to perfect liens on certain intellectual property rights through March 19, 2012.

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

Because our stock is traded on the OTCBB, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced or harder to obtain. In addition, because our common stock was de-listed from the NASDAQ Capital Market, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock and/or limit an investor’s ability to execute a transaction.

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

We are focusing substantial resources on the development of an oral dosage form of Vitamin B12 that will demonstrate improved bioavailability compared with current B12 tablets. During November 2009, the Company launched its first commercially available product, oral Eligen® B12 (100 mcg), which had been specifically developed to help improve Vitamin B12 absorption and bioavailability with a patented formulation. During the third quarter 2010, we terminated our distributor agreement for the marketing, distribution and sale of oral Eligen® B12 (100mcg.) with Quality Vitamins and Supplements, Inc. to allow us to focus on the development of a higher dose, oral formulation of Eligen® B12 (1000 mcg) to be offered for B12 deficient patients. Our inability or delay in developing or commercializing the B12 product candidate could have a significant material adverse effect on our business.

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

The regulatory approval process for nonprescription product candidates will likely vary by the nature of therapeutic molecule being delivered.

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

There is a possibility that third parties may make improvements or innovations to our technology in a more expeditious manner than we do. Although we are not aware of any such circumstance related to our product portfolio, should such circumstances arise, we may need to obtain a license from such third party to obtain the benefit of the improvement or innovation. Royalties’ payable under such a license would reduce our share of total revenue. Such a license may not be available to us at all or on commercially reasonable terms. Although we currently do not know of any circumstances related to our product portfolio which would lead us to believe that a third party has developed any improvements or innovation with respect to our technology, we cannot assure you that such circumstances will not arise in the future. We cannot reasonably determine the cost to us of the effect of being unable to obtain any such license.

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

We are dependent on our executive officers. The loss of one or more members of our executive officers or key employees could have an adverse effect on our business, financial condition and results of operations, given their specific knowledge related to our proprietary technology and personal relationships with our pharmaceutical company partners. If we are not able to retain our executive officers, our business may suffer. We do not maintain “key-man” life insurance policies for any of our executive officers.

During February 2011, Michael V. Novinski resigned as a director of the Company and from his position as President and Chief Executive Officer of the Company. A comprehensive search is underway to identify our next Chief Executive Officer. However, we cannot assure you that we will be able to find a qualified permanent replacement for Mr. Novinski. In addition, the loss of one or more of our other executive officers or key employees or a delay or inability to hire a new Chief Executive Officer could seriously harm our business.

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

We also have a stockholder rights plan, commonly referred to as a “poison pill,” in which A Preferred Stock purchase rights (the “Rights”) have been granted at the rate of one one-hundredth of a share of A Preferred Stock at an exercise price of $80 for each share of our common stock. The Rights are not exercisable or transferable apart from the common stock, until the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of our outstanding common stock or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person, or group, of 20% or more of our outstanding common stock. If we enter into consolidation, merger, or other business combinations, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of A Preferred Stock, a number of shares of common stock of the acquiring company having a value of two times the exercise price of the

Right, as defined. By potentially diluting the ownership of the acquiring company, our rights plan may dissuade prospective acquirors of our company. MHR is specifically excluded from the provisions of the plan.

The holders of A Preferred Stock would be entitled to a preferential cumulative quarterly dividend of the greater of $1.00 per share or 100 times the per-share dividend declared on our stock and are also entitled to a liquidation preference, thereby hindering an acquirer’s ability to freely pay dividends or to liquidate the company following an acquisition. Each A Preferred Stock share will have 100 votes and will vote together with the common shares, effectively preventing an acquirer from removing existing management. The Rights contain anti-dilutive provisions and are redeemable at our option, subject to certain defined restrictions for $.01 per Right. The Rights expire on April 7, 2016.

Provisions of our corporate charter documents, Delaware law and financing agreements may prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

In connection with the MHR financing transaction, and after approval by our Board of Directors, Dr. Mark H. Rachesky was appointed to the Board of Directors by MHR (the “MHR Nominee”) and Dr. Michael Weiser was appointed to the Board of Directors by both the majority of our Board of Directors and MHR (the “Mutual Director”), as contemplated by our bylaws. Our certificate of incorporation provides that the MHR Nominee and the Mutual Director may be removed only by the affirmative vote of at least 85% of the shares of common stock outstanding and entitled to vote at an election of directors. Our certificate of incorporation also provides that the MHR Nominee may be replaced only by an individual designated by MHR unless the MHR Nominee has been removed for cause, in which case the MHR Nominee may be replaced only by an individual approved by both a majority of our Board of Directors and MHR. Furthermore, the amendments to the bylaws and the certificate of incorporation provide that the rights granted to MHR by these amendments may not be amended or repealed without the unanimous vote or unanimous written consent of the Board of Directors or the affirmative vote of the holders of at least 85% of the shares of Common Stock outstanding and entitled to vote at the election of directors. The amendments to the bylaws and the certificate of incorporation will remain in effect as long as MHR holds at least 2% of the shares of fully diluted Common Stock. The amendments to the bylaws and the certificate of incorporation will have the effect of making it more difficult for a third party to gain control of our Board of Directors.

Additional provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting common stock. These include provisions that classify our Board of Directors, limit the ability of stockholders to take action by written consent, call special meetings, remove a director for cause, amend the bylaws or approve a merger with another company. We are subject to the provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, either alone or together with affiliates and associates, owns (or within the past three years, did own) 15% or more of the corporation’s voting stock.

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

As of December 31, 2010, our 52-week high and low closing market price for our common stock was $3.75 and $0.77, respectively.

Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

Sales of a substantial number of shares of common stock or warrants, or the perception that sales could occur, could adversely affect the market price of our common stock. Additionally, as of December 31, 2010, there were outstanding options to purchase up to 2,367,037 shares of our common stock that are currently exercisable, and additional outstanding options to purchase up to 798,829 shares of common stock that are exercisable over the next several years. As of December 31, 2010, the MHR Convertible Notes were convertible into 6,675,512 shares of our common stock. As of December 31, 2010, there were outstanding warrants to purchase 11,832,826 shares of our stock. The holders of these options have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other shareholders. The existence of these options may adversely affect the terms on which we may be able to obtain additional financing. The weighted average exercise price of issued and outstanding options is $3.51 and the weighted average exercise price of warrants is $1.42 which compares to the $2.41 market price at closing on December 31, 2010.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 15,000 square feet of office space at 240 Cedar Knolls Road, Suite 200, Cedar Knolls, New Jersey for use as our corporate office. The lease for our corporate office is set to expire on January 31, 2013.

At the beginning of 2009 we had leased approximately 80,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, NY for use as administrative offices and laboratories. The lease for our administrative and laboratory facilities had been set to expire on August 31, 2012. However, on April 29, 2009, the Company entered into a Lease Termination Agreement (the “Lease Agreement”) with BMR-Landmark at Eastview, LLC, a Delaware limited liability company (“BMR”) pursuant to which the Company and BMR terminated the lease of space at 765 Old Saw Mill River Road in Tarrytown, NY. Pursuant to the Lease Agreement, the lease was terminated effective as of April 1, 2009. The Lease Agreement provided that the Company make the following payments to BMR: (a) $1 million, paid upon execution of the Lease Agreement, (b) $0.5 million, paid six months after the execution date of the Lease Agreement, and (c) $0.75 million, payable twelve months after the execution date of the Lease Agreement. Initial and six months payments were made on schedule. The final payment was originally due April 29, 2010. However, on March 17, 2010 the Company and BMR agreed to amend the Lease Agreement (the “Lease Amendment”). According to the Lease Amendment, the final payment will be modified as follows: the Company will pay Eight Hundred Thousand Dollars ($800,000), as follows: (i) Two Hundred Thousand Dollars ($200,000) within five (5) days after the Execution Date and (ii) One Hundred Thousand Dollars ($100,000) on each of the following dates: July 15, 2010, August 15, 2010, September 15, 2010, October 15, 2010, November 15, 2010, and December 15, 2010. Through March 1, 2011, the Company paid $600,000 of the principal plus $21,000 interest for late payments in accordance with the terms of the termination agreement.

ITEM 3.	LEGAL PROCEEDINGS

In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. On February 11, 2010, the arbitrator issued the final award in favor of Dr. Goldberg for a total amount of approximately $2,333,115 plus interest and fees as full and final payment for all claims, defenses, counterclaims, and related matters. The Company opposed Dr. Goldberg’s petition to confirm the arbitration award. On July 12, 2010 the award was confirmed by the court. As of August 10, 2010, the Company adjusted its estimate of costs to settle this matter to approximately $2.6 million to account for potential additional interest costs on the settlement amount and additional legal fees. On September 23, 2010, the Company paid approximately $2.6 million as the full and final settlement of this matter.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Nasdaq Listing

The Company’s securities were suspended from trading on the NASDAQ Capital Market effective at the open of business on Tuesday, June 9, 2009, and NASDAQ delisted the Company’s securities thereafter. The delisting resulted from the Company’s non-compliance with the minimum market value of listed securities requirement for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 4310(c)(3)(B. Simultaneously, the Company’s securities began trading on the OTCBB, an electronic quotation service maintained by the Financial Industry Regulatory Authority, effective with the open of business on Tuesday, June 9, 2009. The Company’s trading symbol has remained EMIS; however, it is our understanding that, for certain stock quote publication websites, investors may be required to key EMIS.OB to obtain quotes.

The following table sets forth the range of high and low intra-day sale prices as reported by the NASDAQ Stock Market or the OTCBB, electronic quotation service (post de-listing from the NASDAQ Stock Market on June 9, 2009) for each period indicated:

	High	Low

2009
First quarter	$1.06	$0.43
Second quarter	1.49	0.42
Third quarter	1.18	0.72
Fourth quarter	1.08	0.46
2010
First quarter	2.75	0.92
Second quarter	3.75	2.07
Third quarter	3.20	0.77
Fourth quarter	2.68	1.01
2011
First quarter (through March 25, 2011)	2.48	1.23

As of March 25, 2011 there were 221 stockholders of record, including record owners holding shares on behalf of an indeterminate number of beneficial owners, and 52,076,602 shares of common stock outstanding. The closing price of our common stock on March 25, 2011 was $1.26.

We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 1995 Stock Option Plan, 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan, (collectively the “Plans”), the Stock Incentive Plan for Outside Directors, and the Directors Deferred Compensation Plan:

	(a)		(c)
	Number of	(b)	Number of Securities
	Securities to be	Weighted	Remaining Available for
	Issued Upon	Average	Future Issuance Under
	Exercise of	Exercise Price	Equity Compensation Plans
	Outstanding	of Outstanding	(Excluding Securities
Plan Category	Options	Options	Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders
The Plans	3,055,866	$3.29	1,432,148
Stock Incentive Plan for Outside Directors	100,000	10.24	—
Directors Deferred Compensation Plan	—	—	—
Equity Compensation Plans not approved by Security Holders(1)	10,000	3.64	—

Total	3,165,866	$3.51	1,432,148

(1)	Our Board of Directors has granted options which are currently outstanding for a former consultant. The Board of Directors determines the number and terms of each grant (option exercise price, vesting and expiration date). These grants were made on July 12, 2002 and July 14, 2003.

Comparative Stock Performance Graph

The graph below compares the cumulative total stockholder return through December 31, 2010 on Emisphere’s common stock with the cumulative total stockholder return of the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index, the RDG MicroCap Pharmaceutical Index, the Dow Jones U.S. Pharmaceuticals Total Stock Market Index, and SIC Code: 2834 — Pharmaceutical Preparations, assuming an investment of $100 on December 31, 2005 in the Company’s common stock, and in the stocks comprising each index (with all dividends reinvested).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Emisphere Technologies, Inc.

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31. Copyright© 2011 Dow Jones & Co. All rights reserved.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by our independent registered public accounting firm. We recognize expense for our share-based compensation in accordance with FASB ASC 718, “Compensation-Stock Compensation,” which requires that the costs resulting from all stock based payment transactions be recognized in the financial statements at their fair values. Results from prior periods have not been restated.

	Year Ended December 31,
	2010	2009 Restated(1)	2008	2007	2006
	(In thousands, except per share data)

Revenue	$100	$92	$251	$4,077	$7,259
Cost of goods sold	22	15	—	—	—
Costs and expenses
Research and development expenses	2,495	4,046	12,785	21,076	18,892
General and administrative expenses	7,963	10,068	9,176	14,459	11,693
Other costs and expenses	835	(422)	779	1,083	3,802
Restructuring charge	50	(356)	3,831	—	—
(Income) expense from lawsuit, net	278	1,293	—	(11,890)	—

Total costs and expenses	11,621	14,629	26,571	24,728	34,387

Operating loss	(11,543)	(14,552)	(26,320)	(20,651)	(27,128)
Beneficial conversion of convertible security	—	—	—	—	(12,215)
Sale of patent	500	500	1,500	—	—
Research and development tax credit	244	—	—	—	—
Change in fair value of derivative instruments	(23,651)	(2,473)	2,220	5,057	(1,390)
Interest expense	(3,595)	(659)	(2,956)	(2,615)	(2,335)
Loss on extinguishment of debt	(17,014)	—	—	—	—
Financing fees	(1,858)	—	—	—	—
Net loss	(56,909)	(16,821)	(24,388)	(16,928)	(41,766)
Net loss per share — basic	(1.23)	(0.49)	(0.80)	(0.58)	(1.58)
Net loss per share — diluted	(1.23)	(0.49)	(0.80)	(0.76)	(1.58)

	December 31,
	2010	2009 Restated(1)	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, restricted cash and investments	$5,326	$3,566	$7,469	$14,100	$21,533
Working capital (deficit)	(20,568)	(20,441)	(7,954)	9,868	13,377
Total assets	7,276	5,587	10,176	19,481	28,092
Derivative instruments	34,106	10,780	267	2,487	6,498
Long-term liabilities and deferrals	51,966	11,669	31,531	27,648	24,744
Accumulated deficit	(480,943)	(424,034)	(433,688)	(409,300)	(392,372)
Stockholders’ deficit	(82,520)	(35,227)	(37,028)	(13,674)	(6,106)

(1)	For a description of such restatement of the Company’s financial statements see Note 19 of the Notes to the Financials contained in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules or nutritional supplements using its Eligen® Technology. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen® Technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology can make it possible to orally deliver certain therapeutic molecules without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect.

Since our inception in 1986, substantial efforts and resources have been devoted to understanding the Eligen® Technology and establishing a product development pipeline that incorporated this technology with selected molecules. Since 2007, Emisphere has undergone many positive changes. A new senior management team was hired; the Eligen® Technology was reevaluated and our corporate strategy was refocused on commercializing the Eligen® Technology as quickly as possible, building high-value partnerships and reprioritizing the product pipeline. Spending was redirected and aggressive cost control initiatives were implemented. We continue to develop potential product candidates in-house and we demonstrated and enhanced the value of the Eligen® Technology as evident in the progress made by our development partners, Novartis and Novo Nordisk, on their respective product development programs and in the development of our higher dose Eligen® B12 (1000 mcg) product internally. Further development, exploration and commercialization of the technology entail risk and operational expenses. However, we have made significant progress on refocusing our efforts on strategic development initiatives and cost control and continue to aggressively seek to reduce non-strategic spending.

The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During 2010, we continued to develop our product pipeline utilizing the Eligen® Technology with prescription and nonprescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation. Investments required to continue developing our product pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that incremental investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution.

We are planning to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. We will also continue to pursue product candidates for internal development and commercialization. We believe that these internal candidates must be capable of development with reasonable investments in an acceptable time period and with a reasonable risk-benefit profile.

Our product pipeline includes prescription, medical food and nutritional supplements product candidates that are being developed in partnership or internally. During 2010 our development partners Novartis and Novo Nordisk continued or expanded their development programs and we continued to make progress on our internally developed Eligen® B12 product.

On June 4, 2010, Emisphere entered into the Novartis Agreement pursuant to which the Company was released and discharged from its obligations under the Novartis Note in exchange for: (i) the reduction of future royalty and milestone payments up to an aggregate amount of $11.0 million due the Company under the Research Collaboration and Option Agreement and the Oral Salmon Calicitonin License Agreement; (ii) the right for Novartis to evaluate the feasibility of using Emisphere’s Eligen® Technology with two new compounds to assess the potential for new product development opportunities; and (iii) other amendments to the Research Collaboration and Option Agreement and Oral Salmon Calcitonin License Agreement. If Novartis chooses to develop oral formulations of these new compounds using the Eligen® Technology, the parties will negotiate additional agreements. In that case, Emisphere could be entitled to receive development milestone and royalty payments in connection with the development and commercialization of these potentially new products. As of the date of the Novartis Agreement, the outstanding principal balance and accrued interest of the Novartis Note was approximately $13.0 million.

Novartis, is using our Eligen® drug delivery technology in combination with salmon calcitonin, parathyroid hormone, and human growth hormone. Their most advanced program utilizing the Company’s Eligen® Technology is testing an oral formulation of calcitonin to treat osteoarthritis and osteoporosis. For osteoarthritis, Novartis completed one Phase III trial and a second Phase III clinical study is continuing. Novartis is also conducting a Phase III clinical study for osteoporosis. In its Annual Results Conference Media Release for the period ended December 31, 2010, Novartis reported that its planned submissions for oral calcitonin for the treatment of osteoporosis and osteoarthritis are scheduled to be filed with the regulatory authorities during 2011. During October, 2010 the Company announced that Novartis provided us with information regarding the first interpretable results of the two-year Phase III Study 2301 in osteoarthritis conducted by its license partner Nordic Bioscience with oral calcitonin. The recently completed study assessed the safety and efficacy of oral calcitonin in the treatment of osteoarthritis of the knee and had three co-primary endpoints. Novartis informed Emisphere that preliminary analysis of the data from this study shows that the endpoint for the first of three co-primary endpoints, joint space width narrowing, was not met. Novartis also informed Emisphere that results regarding the other two co-primary endpoints indicated clinical efficacy related to symptom modification (WOMAC scales: pain, function). In addition, according to Novartis, MRI analyses suggested an effect on cartilage. Nordic Bioscience and Novartis have indicated that they are going to continue to work together to further analyze and evaluate the results of this study. The second two-year Phase III Study 2302, which also assesses safety and efficacy of oral calcitonin of patients with osteoarthritis of the knee, is currently ongoing. Additionally, the Phase III clinical program of oral calcitonin in osteoporosis continues.

During April 2010, we announced that Novartis Pharma AG initiated a second Phase I trial for an oral PTH-1-34 which uses Emisphere’s Eligen® Technology, and is in development for the treatment of postmenopausal osteoporosis. The study is a partially blinded, placebo controlled, active comparator study to explore the safety, tolerability, pharmacokinetics and pharmacodynamics in postmenopausal women after daily oral doses of PTH-1-34. The study has two parts (A and B) and will enroll a total of approximately up to 120 postmenopausal women. In Part A of the trial, ascending doses of oral PTH-1-34 using the Eligen® Technology will be tested for safety, tolerability and pharmacokinetics and compared to Forsteo®. In Part B, in addition to safety and tolerability of oral PTH-1-34 using the Eligen® Technology, pharmacodynamic responses will be measured by bone biomarker levels and bone mineral density, and compared to Forsteo®. The first patient was enrolled in April 2010.

Novo Nordisk is using our Eligen® drug delivery technology in combination with its proprietary GLP-1 receptor agonists and insulins. During December 2010, the Company entered into an exclusive Development and License Agreement with Novo Nordisk to develop and commercialize oral formulations of Novo Nordisk’s insulins using Emisphere’s Eligen® Technology. This was the second license agreement between the two companies. The first agreement, for the development of oral formulations of GLP-1 receptor agonists, was signed in June 2008, with a potential drug currently in a Phase I clinical trial. The Insulin agreement included $57.5 million in potential product development and sales milestone payments to Emisphere, of which $5 million was paid upon signing, as well as royalties on sales. This extended partnership with Novo Nordisk has the potential to offer significant new solutions to millions of people with diabetes worldwide and it also serves to further validate our Eligen® Technology.

During January 2010, we announced that Novo Nordisk had initiated its first Phase I clinical trial with a long-acting oral GLP-1 analog (NN9924). This milestone released a $2 million payment to Emisphere, whose proprietary Eligen® Technology is used in the formulation of NN9924. GLP-1 is a natural hormone involved in controlling blood sugar levels. It stimulates the release of insulin only when blood sugar levels become too high. GLP-1 secretion is often impaired in people with Type 2 Diabetes. The aim of this trial, which is being conducted in the UK, is to investigate the safety, tolerability and bioavailability of NN9924 in healthy volunteers. The trial will enroll approximately 155 individuals and results from the trial are expected in 2011. There are many challenges in developing an oral formulation of GLP-1, in particular obtaining adequate bioavailability. NN9924 addresses some of these key challenges by utilizing Emisphere’s Eligen® Technology to facilitate absorption from the gastrointestinal tract.

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

The Company is developing an oral formulation of Eligen® B12 (1000 mcg) for use by B12 deficient individuals. During the fourth quarter 2010, the Company completed a clinical trial which showed that oral Eligen® B12 (1000 mcg) can efficiently and quickly restore Vitamin B12 levels in deficient individuals as effectively as the injectable formulation, which is the current standard of care. The results from that clinical trial have been submitted for publication. We also conducted market research to help assess the potential commercial opportunity for our potential Eligen® B12 (1000 mcg) product. Currently, we are evaluating the results of our clinical trials and market research and exploring alternative development and commercialization options with the purpose of maximizing the commercial and health benefits potential of our Eligen® B12 asset.

Vitamin B12 is an important nutrient that is poorly absorbed in the oral form. In most healthy people, Vitamin B12 is absorbed in a receptor-mediated pathway in the presence of an intrinsic factor. A large number of people take B12 supplements by the oral route, many in megadoses, and by injection. Currently, it is estimated that at least five million people in the U.S. are taking 40 million injections of Vitamin B12 per year to treat a variety of debilitating medical conditions. Another estimated five million people are consuming more than 600 million tablets of Vitamin B12 orally. The international market is larger than the U.S. market. Many B12 deficient patients suffer from pernicious anemia and neurological disorders and many of them are infirm or elderly. Vitamin B12 deficiency can cause severe and irreversible damage, especially to the brain and nervous system. At levels only slightly lower than normal, a variety of symptoms such as fatigue, depression, and poor memory may be experienced.

During April 2010, the Company had announced that interim data from its recently completed study demonstrated that its oral Eligen® B12 (1000 mcg) given to individuals with low B12 levels restored normal B12 serum concentrations. Normal levels of serum B12 were achieved by all study participants who had taken oral Eligen® B12 (1000 mcg) 15 days into the 90-day study when the first blood samples were taken. This data, in Abstract Number 8370, was presented at the Experimental Biology 2010 Conference in Anaheim, California. In this open-label, randomized, parallel-group, 90-day study, serum cobalamin (B12) and holotranscobalamin (active B12) were collected and measured at Baseline, Day 15, Day 31, Day 61 and Day 91. A total of 49 study participants were enrolled (26 on IM injection and 23 on oral) and received either nine 1000 mcg intramuscular injections of Vitamin B12 or once daily tablets of oral Eligen® B12 (1000 mcg). The results from the interim analysis showed that serum cobalamin and active B12 returned to the normal range with both products and normalization was maintained. With participants in the oral Eligen® B12 (1000 mcg) group showing the ability to rapidly achieve normalized serum and active B12 levels, the study illustrates the potential of the Eligen® Technology and of the high dose, oral Eligen® B12 (1000 mcg) formulation to offer an alternative to painful and inconvenient IM injections.

Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products. We plan to expand our pipeline with product candidates that demonstrate significant opportunities for growth. During March 2010, Emisphere and Alchemia Ltd. (ASX:ACL) announced that they would join efforts to develop an oral formulation of the anti-coagulant drug fondaparinux with Emisphere’s Eligen® Technology. Fondaparinux, an anti-coagulant used for the prevention of deep vein thrombosis, is marketed in injectable form as Arixtra® by GlaxoSmithKline. Arixtra® has been off patent since 2002 but, due to the complexity of its synthesis, there is currently no approved generic or alternative source of commercial scale active pharmaceutical ingredient (“API”). Alchemia has developed a novel, patent protected, synthesis for the manufacture of fondaparinux at commercial scale. In March 2009, Alchemia’s manufacturing and U.S. marketing partner, Dr. Reddy’s Laboratories (NYSE: RDY) submitted an ANDA to the U.S. FDA for a generic version of the injectable form of fondaparinux. We believe an oral formulation of fondaparinux could dramatically increase the market potential for fondaparinux. Based on what we know from our experience with other chemically-related anti-coagulants, the profile of fondaparinux should fit very well with the Eligen® Technology given its half life and safety profile. Although developing an oral formulation of an injectable compound is always challenging, this project could produce substantial benefits for the medical community. The combination of Emisphere’s delivery technology and Alchemia’s fondaparinux may ultimately allow us to bring an oral anti-coagulant to market in an accelerated fashion. Alchemia has already seen preclinical data suggesting that enhanced levels of oral absorption can be achieved for fondaparinux. If the dose formulated with the Eligen® Technology can be successfully optimized, it could open up a host of medically and commercially compelling opportunities for fondaparinux, Alchemia plans to evaluate a number of different formulations initially in order to optimize oral bioavailability and pharmacokinetics, with the aim of then rapidly moving into human clinical studies.

By expanding our relationship with Novo Nordisk; and by settling the Novartis Note on non-dilutive terms (see Note 8 to the Financial Statements contained in this report) the Company strengthened its Balance Sheet and demonstrated and enhanced the value of the Eligen® Technology. By focusing on improving operational efficiency, we have strengthened our financial foundation while maintaining our focus on advancing and commercializing the Eligen® Technology. By closing our research and development facility in Tarrytown, NY and utilizing independent contractors to conduct essential research and development, we reduced our annual cash burn from operating activities. Additionally, we have accelerated the commercialization of the Eligen® Technology in a cost effective way and gained operational efficiencies by tapping into more advanced scientific processes independent contractors can provide.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of December 31, 2010, our working capital deficit was $20.6 million, our accumulated deficit was approximately $480.9 million and our stockholders deficit was $82.5 million. Our operating loss was $11.5 million, $14.6 million and $26.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Our net loss was $56.9 million, $16.8 million, and $24.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. Our operating and net losses for 2008 included a $3.8 million one-time restructuring charge which represented our best estimate of current and future costs associated with the closure of our research and development facility in Tarrytown, NY. Our net cash outlays from operations and capital expenditures were $4.9 million, $11.9 million and $6.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash outlays include receipts of deferred revenue of $7.1 million, $0.2 million, and $11.3 million for 2010, 2009 and 2008, respectively. Our stockholders’ deficit was $82.5 million, $35.2 million and $37.0 million as of December 31, 2010, 2009 and 2008, respectively.

We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As of December 31, 2010, total cash, cash equivalents and restricted cash were $5.6 million. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations through approximately June 2011. However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

If we are successful in raising additional capital to continue operations, our business will still require substantial additional investment that we have not yet secured. Further, we will not have sufficient resources to fully develop new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available on favorable terms or at all. For further discussion, see Part I, Item 1A “Risk Factors”.

During the year ended December 31, 2010, our cash liquidity (consisting of $5.6 million cash at December 31, 2010) increased as follows:

Cash and Cash Equivalents:

(In thousands)

At December 31, 2009	$3,825
At December 31, 2010	5,586

Increase in cash and cash equivalents	$1,761

The increase (decrease) in cash and cash equivalents is comprised of the following components for the years ended December 31:

	2010	2009
	(In thousands)

Proceeds, net, from issuance of equity securities	$6,700	$7,300
Proceeds from notes payable	500	—
Proceeds from collaboration, sale of patent, real estate sublease and other projects	8,100	1,500

Sources of cash and cash equivalents	15,300	8,800

Cash used in operations	13,000	12,400
Repayment of debts	500	—

Uses of cash and cash equivalents	13,500	12,400

Increase (decrease) in cash and cash equivalents	$1,800	$(3,600)

During the year ended December 31, 2010, our working capital liquidity decreased by $0.2 million as follows:

	December 31,
	2010	2009	Change
	(In thousands)

Current assets	$6,100	$4,100	$2,000
Current liabilities	26,700	24,500	2,200

Working capital (deficiency)	$(20,600)	$(20,400)	$(200)

The increase in current assets is driven primarily by the increase in cash and cash equivalents. The increase in current liabilities is driven primarily by an increase in the derivative instrument liability as a result of the increase in the price of our common stock.

Primary Sources of Cash

During 2010, we received net proceeds of $6.7 million through the issuance of common stock and associated derivative instruments from the August 2010 Financing. We also received $5.0 million as an upfront payment from Novo Nordisk in connection with the development and license agreement to develop and commercialize oral formulations of Novo Nordisk’s insulins using the Company’s proprietary delivery agents (the “Insulin Agreement”), and we received a $2.0 million milestone payment from Novo Nordisk for their initiation of a Phase I clinical trial in connection with the 2008 development and license agreement with Novo Nordisk to develop an oral formulation of GLP-1 receptor agonists (the “GLP-1 License Agreement”). Also during 2010, we received a $0.5 million installment payment for sale of certain Emisphere patents and patent application relating to diketopiparazine technology to MannKind Corporation and $0.5 million from MHR from the issuance of a note payable.

During 2009, we received net proceeds of $7.3 million through the issuance of common stock and associated derivative instruments from the August 2009 registered direct and private placement offerings. We also received $1.0 million net proceeds from the sale of our equipment utilized in the former laboratory facility located at 765 Old Saw Mill River Road, Tarrytown, NY. Also during 2009, we received a $0.5 million installment payment for sale of certain Emisphere patents and a patent application relating to diketopiparazine technology to MannKind Corporation.

During 2008, we received a $10.0 million upfront payment and reimbursement of $1.3 million in costs from Novo Nordisk in connection with GLP-1 License Agreement. Also during 2008, we received an initial $1.5 million payment for sale of certain Emisphere patents and a patent application relating to diketopiparazine technology to MannKind Corporation and $800 thousand in sublease and related payments in connection with sublease agreements for space at our laboratory and office facilities located at Tarrytown, NY.

Restatement of Previously Issued Financial Statements

While preparing its financial statements for the 12 months ended December 31, 2010, the Company the Company reviewed its accounting for certain non-cash transactions and determined that its adoption of Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, “Evaluating Whether an Instrument Is Considered Indexed to an Entity’s Own Stock” (“FASB ASC 815-40-15-5”) effective January 1, 2009, was not properly accounted for in accordance with FASB ASC 835-30-35-2 “The Interest Method” (“FASB ASC 835-30-35-2”). Furthermore, as a consequence of changing its accounting for the adoption of FASB ASC 815-40-15-5, the Company reevaluated its accounting for the modification of the MHR Convertible Notes in connection with the Novartis Agreement and the MHR Letter Agreement during June 2010 and determined that, in light of the changes in accounting for adoption of FASB ASC 815-40-15-5, the modification of the MHR Convertible Notes should have been accounted for as extinguishment of debt in accordance with FASB ASC 470-50, “Modifications and Extinguishments”.

The Company evaluated the effect of these changes on its financial statements and determined that the changes were material. Consequently, the Company decided to restate its financial statements previously reported on Forms 10-Q for the periods ended March 31, June 30, and September 30, 2009 and 2010, and on Form 10-K for the period ended December 2009. The restatements primarily reflect adjustments to:

•	correct for the overstatement of interest expense reported on Forms 10-Q for the periods ended March 31, June 30, and September 30, 2009 and March 31, and September 30, 2010, and on Form 10-K for the period ended December 2009, in connection with the adoption of FASB ASC 815-40-15-5

•	correct for the overstatement of interest expense and understatement of loss on extinguishment of debt reported on Form 10-Q for the period ended June 30, 2010 in connection with the reevaluation of the modification of the MHR Convertible Notes during June 2010

None of the accounting changes discussed above had any impact on the Company’s cash position, its cash flows or its future cash requirements.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended
	December 31,
	2010	2009 (Restated)	Change
	(In thousands)

Revenue	$100	$92	$8
Operating expenses	$11,643	$14,644	$(3,001)
Operating loss	$(11,543)	$(14,552)	$3,009
Change in fair value of derivative instruments	$(23,651)	$(2,473)	$(21,178)
Interest expense	$(3,595)	$(659)	$(2,936)
Loss on extinguishment of debt	$(17,014)	$—	$(17,014)
Financing fees	$(1,858)	$—	$(1,858)
Other non-operating income (expenses)	$753	$863	$(110)
Net loss	$(56,909)	$(16,821)	$(40,088)

Revenue increased $8 thousand for the year ended December 31, 2010 compared to December 31, 2009 due primarily to the recognition of $28 thousand deferred revenue from development partners from prior years and the receipt of $72 thousand from the sale of Eligen® B12 (100 mcg), compared to the receipt of $92 thousand from the sale of Eligen® B12 (100 mcg) during 2009.

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended
	December 31, 2010	December 31, 2009

Human resource costs, including benefits	36%	35%
Professional fees for legal, intellectual property, accounting and consulting	38%	35%
Occupancy for our laboratory and operating space	3%	8%
Clinical costs	7%	8%
Depreciation and amortization	3%	3%
Other	13%	11%

Operating expenses, decreased by $3.0 million (20%) as a result of the following items:

(In thousands)

Decrease in human resource costs	$(900)
Decrease in clinical costs and lab fees	(800)
Decrease in professional and consulting fees	(800)
Decrease in occupancy costs	(800)
Reduction in depreciation and amortization	(100)
All other	400

Net decrease	$(3,000)

Human resource costs decreased approximately $0.9 million primarily due to a $0.8 million reduction in non-cash compensation resulting from an increase in the estimated forfeiture rate of stock options and a $0.1 million reduction commensurate with a reduction in personnel during 2010.

Clinical costs and lab fees decreased approximately $0.8 million primarily due to a decrease of $0.5 million in costs incurred for our studies and clinical testing costs, a decrease of $0.2 million in costs to close of our laboratory facilities in Tarrytown during 2009, and a $0.06 million decrease in material production costs.

Professional and consulting fees decreased approximately $0.8 million primarily due to a decrease of approximately $0.5 million in legal fees, a $0.2 million reduction in fees relating to investor relations, and a $0.1 million reduction in accounting fees.

Occupancy costs decreased $0.8 million primarily due to the closure of our laboratory facilities in Tarrytown, NY during 2009.

Depreciation and amortization expense decreased $0.1 million primarily due to the write-off of leasehold improvements, laboratory equipment, abandoned furniture, fixtures and computer hardware in connection with the closure of the Tarrytown, NY facility during 2009.

All other operating costs increased $0.4 million primarily due to a $0.5 million fee to terminate our Distributor Agreement for the marketing, distribution and sale of oral Eligen® B12 (100mcg) with Quality Vitamins and Supplements, Inc. during the third quarter 2010, a $0.7 million gain on the sale of fixed assets during 2009, and a $0.4 million increase in restructuring costs related to a credit in 2009, offset by a $0.4 million decrease in insurance, travel related, software licensing, maintenance, and other operating expenses during 2010, and by the incremental accrual of $0.8 million expense in connection with the final ruling of the arbitrator awarding legal fees to Dr. Goldberg recorded in 2009.

As a result of the factors above, Emisphere’s operating expenses were $11.6 million for the year ended December 31, 2010, which represents a decrease of $3.0 million or 21% compared to operating expenses for the year ended December 31, 2009.

Other non-operating expense increased by approximately $43.1 million for the year ended December 31, 2010 in comparison to the same period last year due primarily to a $21.2 million increase in the change in the value of derivative instruments, a $21.8 million increase in interest expense due primarily to the extinguishment of debt of $17.0 million and financing fees of $1.9 million associated with warrants and promissory notes issued to MHR in connection with the Novartis Agreement and the letter agreement entered into with MHR in connection therewith (the “MHR Letter Agreement”). Expense from the change in the fair value of derivative instruments for 2010 and 2009 is the result of an increase in stock price from $1.06 on December 31, 2009 to $2.41 on December 31, 2010 and from the increase in stock price from $0.79 on December 31, 2008 to $1.06 on December 31, 2009, the addition of 5,246,292 warrants in connection with the August 2010 Financing, 865,000 warrants to MHR for consent of the Novartis Agreement and 975,000 warrants to MHR for consent to the August 2010 offering. The change in value of derivative instruments and increases in value of the underlying shares of the Company’s common stock increases the liability which is recognized as a corresponding loss in the Company’s operating statement, while decreases in the value of the Company’s common stock decrease the value of the liability with a corresponding gain recognized in the Company’s operating statement. Future gains and losses recognized in the Company’s operating results from changes in value of the derivative instrument liability are based in part on the fair value of the Company’s common stock which is outside the control of the Company. These potential future gains and losses could be material.

As a result of the above factors, we reported a net loss of $56.9 million, which was $40.1 million (238%) greater than the net loss of $16.8 million for the year ended December 31, 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended
	December 31,
	2009	2008	Change
	(In thousands)

Revenue	$92	$251	$(159)
Operating expenses (including a $3.8 million restructuring charge in 2008 and a $0.4 million reduction to the restructuring liability in 2009 relating to the closure of the facility in Tarrytown, NY)	$14,644	$26,571	$11,927
Operating loss	$(14,552)	$(26,320)	$11,768
Change in fair value of derivative instruments	$(2,473)	$2,220	$(4,693)
Interest Expense	$(659)	$(2,956)	$2,297
Other non-operating income (expenses)	$863	$2,668	$(1,805)
Net loss	$(16,821)	$(24,388)	$7,567

Revenue decreased $0.2 million for the year ended December 31, 2009 compared to December 31, 2008, due to decreased receipts from development partners, the deferral of cost reimbursements received from Novo Nordisk in connection with the development of an oral formulation of GLP-1 receptor agonists in accordance with the Company’s revenue recognition policy; offset by the receipt of $92 thousand B12 operating revenue during 2009. Revenue reported in 2009 relates to the sales of low dose Eligen® B12 to Life Extension Foundation.

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

Clinical costs and lab fees increased approximately $0.4 million primarily as a result of studies and clinical testing related to the B12 program.

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

Other non-operating expense increased by approximately $4.2 million for the year ended December 31, 2009 in comparison to the same period last year primarily due to a $4.7 million increase in the change in the value of derivative instruments, a $2.3 million decrease in interest expense due primarily to the adoption of FASB ASC 815-40-15-5, a $1.0 million reduction in the gain from sale of patent to MannKind Corporation, a decrease of $0.6 million in sublease income during 2009, and a $0.2 million decrease in investment income. Expense from the change in the fair value of derivatives instruments for 2009 and 2008 is the result of the adoption of FASB ASC 815-40-15-5, an increase in stock price from $0.79 on December 31, 2008 to $1.06 on December 31, 2009 and from the decrease in stock price from $2.73 on December 31, 2007 to $0.79 on December 31, 2008, and the addition of 4,523,755 warrants in connection with the August 2009 offering. The change in value of derivative instruments: increases in value of the underlying shares of the Company’s common stock increase the liability with a corresponding loss recognized in the Company’s operating statement while decreases in the value of the Company’s common stock decrease the value of the liability with a corresponding gain recognized in the Company’s operating statement. Future gains and losses recognized in the Company’s operating results from changes in value of the derivative instrument liability are based in part on the fair value of the Company’s common stock which is outside the control of the Company. Gains and losses could be material.

As a result of the above factors, we reported a net loss of $16.8 million, compared to a net loss of $24.4 million, or $7.6 million (31%) lower than the net loss for the year ended December 31, 2008.

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

We estimate the value of stock option awards on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.

If factors change and we employ different assumptions in the application of FASB ASC 718 in future periods, the compensation expense that we record under FASB ASC 718 may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB ASC 718. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the year ended December 31, 2010, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

Revenue Recognition — Revenue includes amounts earned from sales of our oral Eligen® B12 (100 mcg) product, collaborative agreements and feasibility studies. Revenue earned from the sale of oral Eligen® B12 (100 mcg) was recognized when the product was shipped, when all revenue recognition criteria were met in accordance with Staff Accounting Bulletin No. 104 , “Revenue Recognition” (codified under ASC 605 “Revenue Recognition”). Our Distributor Agreement for the marketing, distribution and sale of oral Eligen® B12 (100 mcg) with Quality Vitamins and Supplements, Inc. was terminated during the third quarter 2010. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for joint steering committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2010. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

With regard to revenue recognition from collaboration agreements, the Company previously interpreted expected payments to equate to total payments subject to each collaboration agreement. On a prospective basis, the Company has revised its application of expected payments to equate to a “best estimate” of payments. Under this application, expected payments typically include (i) payments already received and (ii) those milestone payments not yet received but that the Company believes are “more likely than not” of receiving. Our support for the assertion that the next milestone is likely to be met is based on the (a) project status updates discussed at JSC meetings; (b) clinical trial/development results of prior phases; (c) progress of current clinical trial/development phases; (d) directional input of collaboration partners and (e) knowledge and experience of the Company’s scientific staff. After considering the above factors, the Company believes those payments included in “expected payments” are more likely than not of being received. While this interpretation differs from that used previously by the Company, it does not result in any change to previously recognized revenues in either timing or amount for periods through December 31, 2010.

With regard to revenue recognition in connection with the Insulins and the GLP-1 License Agreements with Novo Nordisk: such agreements include multiple deliverables including license grants, several versions of the Company’s Eligen® Technology (or carriers), support services and manufacturing. Emisphere’s management reviewed the relevant terms of the Novo Nordisk agreements and determined such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, “Multiple-Element Arrangements” since the delivered license and Eligen® Technology do not have stand-alone value and Emisphere does not have objective evidence of fair value of the undelivered Eligen® Technology or the manufacturing value of all the undelivered items. Such conclusion will be reevaluated as each item in the arrangement is delivered. Consequently any payments received from Novo Nordisk pursuant to such agreements, including the initial $10 million upfront payment and any payments received for support services in connection with the GLP-1 License Agreement and the $5 million upfront payment from the Insulins Agreement, will be deferred and included in Deferred Revenue within our balance sheet. Management cannot currently estimate when all of such deliverables will be delivered nor can they estimate when, if ever, Emisphere will have objective evidence of the fair value for all of the undelivered items, therefore all payments from Novo Nordisk are expected to be deferred for the foreseeable future.

As of December 31, 2010 total deferred revenue from the GLP-1 License Agreement was $13.6 million, comprised of the $12.0 million non-refundable license fee and $1.6 million in support services. Total deferred revenue from the Insulins Agreement was $5 million.

Purchased Technology — Purchased technology represents the value assigned to patents and the rights to use, sell or license certain technology in conjunction with our proprietary carrier technology. These assets underlie our research and development projects related to various research and development projects.

Warrants — Warrants issued in connection with the equity financing completed in March 2005 and August 2007 and to MHR have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable. For a more complete discussion on the volatility in market value of derivative instruments, see Part I, Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect adoption of ASU 2010-29 to have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15,

2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management evaluated the potential impact of ASU 2010-17 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a significant effect on the Company’s financial statements.

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

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing,” (“ASU-2009-15”), which provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The adoption of ASU 209-15 did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2010.

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

Contractual Arrangements

Significant contractual obligations as of December 31, 2010 are as follows:

		Amount Due in
		Less than	1 to 3	3 to 5	More than
Type of Obligation	Total	1 Year	Years	Years	5 Years
	(In thousands)

Notes Payable(1)(2)	$20,385	$—	$20,385	$—	$—
Derivative liabilities(3)	34,106	22,940	11,166	—	—
Operating lease obligations	744	353	391	—	—
Total	$55,235	$23,293	$31,942	$—	$—

(1)	Amounts include both principal and related interest payments.

(2)	We have outstanding $19.9 million (net of discounts) in Convertible Notes payable to MHR and its affiliates (“MHR”) due September 2012 and convertible at the sole discretion of MHR into shares of our common stock at a price of $3.78. Interest at 11% is payable in additional MHR Convertible Notes rather than in cash. The MHR Convertible Notes are subject to acceleration upon the occurrence of certain events of default. We also issued to MHR non-interest bearing promissory notes for $0.6 million due on June 4, 2012. The notes were recorded at a discount using a rate of 10% which is being amortized over the life of the agreements. The notes, net of discounts, total $0.5 million.

(3)	We have issued warrants to purchase shares of our common stock which contain provisions requiring us to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. As a result, these warrants have been recorded at their fair value and are classified as current liabilities. The value and timing of the actual cash payments, if any, related to these derivative instruments could differ materially from the amounts and periods shown.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities.  At December 31, 2010, the value of derivative instruments was $34.1 million. We estimate the fair values of these instruments using the Black-Scholes model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Furthermore, the Company computes the fair value of these instruments using multiple Black-Scholes model calculations to account for the various circumstances that could arise in connection with the contractual terms of said instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model input to calculate the value of the derivative at the reporting date. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect on the fair value of derivative instruments from changes in the assumptions made:

Increase/(Decrease)
(In thousands)

25% increase in stock price	$9,855
50% increase in stock price	19,884
5% increase in assumed volatility	789
25% decrease in stock price	(9,573)
50% decrease in stock price	(18,774)
5% decrease in assumed volatility	(778)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMISPHERE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Emisphere Technologies, Inc.

We have audited the accompanying balance sheets of Emisphere Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of Emisphere Technologies, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emisphere Technologies, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emisphere Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 31, 2011 expressed an opinion that Emisphere Technologies, Inc. had not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 19 to the financial statements, the 2009 financial statements have been restated to correct a misstatement.

/s/  McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
New York, New York
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Emisphere Technologies, Inc.

We have audited Emisphere Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Emisphere Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Emisphere Technologies, Inc. did not maintain effective controls to ensure completeness and accuracy with regard to the proper recognition, presentation and disclosure of accounting for interest expense relating to the accretion of debt discounts on convertible notes. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 31, 2011 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Emisphere Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Emisphere Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and our report dated March 31, 2011 expressed an unqualified opinion.

/s/  McGladrey and Pullen, LLP

New York, New York
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Emisphere Technologies, Inc.:

In our opinion, the statements of operations, of cash flows and of stockholders’ (deficit) equity of Emisphere Technologies, Inc. (the “Company”) for the year ended December 31, 2008 present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/
PricewaterhouseCoopers LLP

New York, New York
March 16, 2009

EMISPHERE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
		2009
	2010	Restated
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$5,326	$3,566
Accounts receivable, net of allowance of $0 in 2010 and 2009	14	158
Inventories	260	20
Prepaid expenses and other current assets	496	369

Total current assets	6,096	4,113
Equipment and leasehold improvements, net	82	138
Restricted cash	260	259
Purchased technology, net	838	1,077

Total assets	$7,276	$5,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, including accrued interest and net of related discount	$—	$12,588
Accounts payable and accrued expenses	2,954	4,975
Derivative instruments:
Related party	17,293	3,205
Others	5,647	2,984
Contract termination liability, current	435	—
Restructuring charge, current	300	750
Other current liabilities	35	52

Total current liabilities	26,664	24,554
Notes payable, including accrued interest and net of related discount, related party	20,385	93
Derivative instrument, related party	11,166	4,591
Deferred revenue	31,535	11,494
Deferred lease liability and other liabilities	46	82

Total liabilities	89,796	40,814

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding-none	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 52,178,834 shares (51,889,102 outstanding) in 2010 and 42,360,133 shares (42,070,401 outstanding) in 2009	522	424
Additional paid-in capital	401,853	392,335
Accumulated deficit	(480,943)	(424,034)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(82,520)	(35,227)

Total liabilities and stockholders’ deficit	$7,276	$5,587

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009 Restated	2008
	(In thousands, except share and per share data)

Revenue	$100	$92	$251
Cost of goods sold	22	15	—

Gross profit	78	77	251

Costs and expenses:
Research and development	2,495	4,046	12,785
General and administrative	7,963	10,068	9,176
Gain on disposal of fixed assets	(1)	(789)	(135)
Restructuring charge	50	(356)	3,831
Depreciation and amortization	294	367	914
Contract termination expense	542	—	—
Expense from settlement of lawsuit	278	1,293	—

Total costs and expenses	11,621	14,629	26,571

Operating loss	(11,543)	(14,552)	(26,320)

Other non-operating income (expense):
Sale of patent	500	500	1,500
Sublease income	—	232	797
Investment and other income	252	131	371
Change in fair value of derivative instruments:
Related party	(15,988)	(1,853)	1,085
Others	(7,663)	(620)	1,135
Interest expense:
Related party	(3,201)	(82)	(2,428)
Others	(394)	(577)	(528)
Loss on extinguishment of debt	(17,014)	—	—
Financing fees	(1,858)	—	—

Total other non-operating income (expense)	(45,366)	(2,269)	1,932

Net loss	$(56,909)	$(16,821)	$(24,388)

Net loss per share, basic and diluted	$(1.23)	$(0.49)	$(0.80)

Weighted average shares outstanding, basic and diluted	46,206,803	34,679,321	30,337,442

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009 Restated	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(56,909)	$(16,821)	$(24,388)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	294	367	914
Non-cash interest expense:
Related party	22,073	82	2,428
Others	394	577	528
Changes in the fair value of derivative instruments:
Related party	15,988	1,853	(1,085)
Others	7,663	620	(1,135)
Non-cash restructuring charge	—	—	1,040
Non-cash compensation	799	1,587	1,011
Gain on disposal of fixed assets	(1)	(789)	(135)
Changes in assets and liabilities excluding non-cash charges:
Decrease in accounts receivable	145	73	60
Increase in inventories	(24)	(20)	—
(Increase) decrease in prepaid expenses and other current assets	(344)	(95)	710
Increase (decrease) in accounts payable, accrued expenses and other	(1,554)	2,613	(513)
Increase in deferred revenue	7,072	166	11,254
Decrease in deferred lease and other liabilities	(35)	(14)	(253)
Increase (decrease) in restructuring charge	(450)	(2,130)	2,880

Total adjustments	52,020	4,890	17,704

Net cash used in operating activities	(4,889)	(11,931)	(6,684)

Cash flows from investing activities:
Proceeds from sale and maturity of investments	—	—	9,927
Equipment purchases	—	—	(109)
Increase in restricted cash	(1)	(4)	(9)
Proceeds from sale of fixed assets	1	989	138

Net cash provided by investing activities	—	985	9,947

Cash flows from financing activities:
Proceeds from notes payable	500	—	—
Payments on notes payable	(525)	—	—
Proceeds from exercise of stock options and warrants	—	—	13
Net proceeds from issuance of common stock and warrants	6,674	7,298	—

Net cash provided by financing activities	6,649	7,298	13

Net increase (decrease) in cash and cash equivalents	1,760	(3,648)	3,276
Cash and cash equivalents, beginning of year	3,566	7,214	3,938

Cash and cash equivalents, end of year	$5,326	$3,566	$7,214

Supplemental disclosure of cash flow information:
Interest paid	$6	$—	$—
Non-cash investing and financing activities:
Issuance of liability warrants in connection with common stock offering	$4,920	$4,523	$—
Exchange of debt as deferred revenue (Note 8 )	$13,000	$—	$—
Common stock issued to settle accrued directors’ compensation	$10	$—	$—

The accompanying notes are an integral part of the financial statements

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the years ended December 31, 2010, 2009 and 2008

					Accumulated
					Other
			Additional		Comprehensive	Common Stock
	Common Stock		Paid-in	Accumulated	(Loss)	Held in Treasury
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Total
	(In thousands, except share data)

Balance, December 31, 2007	30,626,660	$306	$399,282	$(409,300)	$(10)	289,732	$(3,952)	$(13,674)
Net loss				(24,388)				(24,388)
Unrealized loss on investments					10			10

Comprehensive loss								(24,378)

Sale of common stock under exercise of options	4,150		13					13
Stock based compensation expense for employees			1,011					1,011

Balance, December 31, 2008	30,630,810	306	400,306	(433,688)	—	289,732	(3,952)	(37,028)
Net loss (as restated)				(16,821)				(16,821)
Cumulative effect of change in accounting principle — implementation of ASC 815-40-15-5 restated			(12,215)	26,475				14,260
Equity proceeds from issuance of common stock, net of share issuance expenses	11,729,323	118	2,657					2,775
Stock based compensation expense for employees			1,532					1,532
Stock based compensation expense for directors			55					55

Balance, December 31, 2009	42,360,133	424	392,335	(424,034)	—	289,732	(3,952)	(35,227)
(as restated)
Net loss				(56,909)				(56,909)
Issuance of common stock to directors	13,674		10					10
Reclassification of derivative liability due to exercise of warrants			7,053					7,053
Exercise of warrants	2,809,971	28	(28)
Equity proceeds from issuance of common stock, net of share issuance expenses	6,995,056	70	1,684					1,754
Stock based compensation expense for employees			723					723
Stock based compensation expense for directors			76					76

Balance, December 31, 2010	52,178,834	$522	$401,853	$(480,943)	—	289,732	$(3,952)	$(82,520)

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

Liquidity.  As of December 31, 2010, we had approximately $5.6 million in cash and restricted cash, approximately $20.6 million in working capital deficiency, a stockholders’ deficit of approximately $82.5 million and an accumulated deficit of approximately $480.9 million. Our net loss and operating loss for the year ended December 31, 2010 was approximately $56.9 million and $11.5 million, respectively. Since our inception in 1986, we have generated significant losses from operations. We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations through approximately June 2011 or earlier if unforeseen events arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our plan is to raise capital when needed and/or to pursue product partnering opportunities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Expenses will be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available when needed, or on favorable terms or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital before June 2011 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.

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

Cash, Cash Equivalents, and Investments.  We consider all highly liquid, interest-bearing instruments with original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds. Our investment policy requires that commercial paper be rated A-1, P-1 or better by either Standard and Poor’s Corporation or Moody’s Investor Services or another nationally recognized agency and that securities of issuers with a long-term credit rating must be rated at least “A” (or equivalent). As of December 31, 2010, we held no investments.

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

Purchased Technology.  Purchased technology represents the value assigned to patents and the right to use, sell or license certain technology in conjunction with our proprietary carrier technology that were acquired from Ebbisham Ltd. These assets are utilized in various research and development projects. Such purchased technology is being amortized on a straight line basis over 15 years, until 2014, which represents the average life of the patents acquired.

Impairment of Long-Lived Assets.  In accordance with FASB ASC 360-10-35, we review our long-lived assets, including purchased technology, for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

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

Revenue Recognition.  We recognize revenue in accordance with FASB ASC 605-10-S99, Revenue Recognition.  Revenue includes amounts earned from sales of our oral Eligen® B12 (100 mcg) product, collaborative agreements and feasibility studies. Revenue earned from the sale of oral Eligen® B12 (100 mcg)

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

was recognized when the product was shipped, when all revenue recognition criteria were met in accordance with Staff Accounting Bulletin No. 104 , “Revenue Recognition” (codified under ASC 605 “Revenue Recognition”). Our distributor agreement for the marketing, distribution and sale of oral Eligen® B12 (100 mcg) with Quality Vitamins and Supplements, Inc. was terminated during the third quarter, 2010. Revenue earned from collaborative agreements and feasibility studies is comprised of reimbursed research and development costs, as well as upfront and research and development milestone payments. Deferred revenue represents payments received which are related to future performance. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met.

Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include R&D activities performed by us and time spent for JSC activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2011. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

Generally under collaboration arrangements, nonrefundable payments received during the period of performance may include time- or performance-based milestones. The proportion of actual performance to total expected performance is applied to the “expected payments” in determining periodic revenue. However, revenue is limited to the sum of (i) the amount of nonrefundable cash payments received and (ii) the payments that are contractually due but have not yet been paid.

With regard to revenue recognition in connection with development and license agreements that include multiple deliverables; Emisphere’s management reviews the relevant terms of the agreements and determines whether such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, Multiple-Element Arrangements. If it is determined that a delivered license and Eligen® Technology do not have stand-alone value and Emisphere does not have objective evidence of fair value of the undelivered Eligen® Technology or the manufacturing value of all the undelivered items, then such deliverables are accounted for as a single unit of accounting and any payments received pursuant to such agreement, including any upfront or development milestone payments and any payments received for support services, will be deferred and included in deferred revenue within our balance sheet until such time as management can estimate when all of such deliverables will be delivered, if ever. Management reviews and reevaluates such conclusions as each item in the arrangement is delivered and circumstances of the development arrangement change. See Note 13 for more information about the Company’s accounting for revenue from specific development and license agreements.

Research and Development and Clinical Trial Expenses.  Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries,

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Employee Compensation.  We recognize expense for our share-based compensation based on the fair value of the awards at the time they are granted. We estimate the value of stock option awards on the date of grant using the Black-Scholes model. The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates. The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior. Our outstanding awards do not contain market or performance conditions therefore we have elected to recognize share-based employee compensation expense on a straight-line basis over the requisite service period.

Fair Value of Financial Instruments.  The carrying amounts for cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their short-term nature. We estimated the fair value of the MHR Convertible Notes, which are due on September 26, 2012 as of June 4, 2010 when the MHR Convertible Notes were restructured to account for incremental compensation in connection with the Novartis Agreement by calculating the present value of future cash flows discounted at a market rate of return for a comparable debt instrument. At December 31, 2010, the carrying value of the notes payable and accrued interest was $19.9 million. See Note 8 for further discussion of the notes payable.

Derivative Instruments.  Derivative instruments consist of common stock warrants, and certain instruments embedded in the certain Notes payable and related agreements. These financial instruments are recorded in the balance sheets at fair value as liabilities. Changes in fair value are recognized in earnings in the period of change.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock (“FASB ASC 815-40-15-5”). FASB ASC 815-40-15-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the equity linked instrument (or embedded feature) qualifies as a derivative instrument. We determined that the conversion feature of our MHR Convertible Notes and certain of our warrants contain features that that are not indexed to our own stock and therefore, were classified as a derivative instrument. Upon adoption, we recognized and recorded a cumulative effect of a change in accounting principle of $26.5 million. The cumulative adjustment included a decrease in Notes payable of approximately $18.2 million, a decrease in deferred financing fees of approximately $0.4 million, an increase in derivative instruments of approximately $3.5 million and the balance was a reduction in stockholders’ deficit.

For comparability purposes, the following table sets forth the effects of the adoption of FASB ASC 815-40-15-5 on net loss and loss per share for the year ended December 31, 2008:

	As Reported	Pro Forma (unaudited)
	December 31, 2008	December 31, 2008
	(In thousands, except per	(In thousands, except
	share amounts)	per share amounts)

Net loss	$(24,388)	$(16,465)

Net loss per share, basic	$(0.80)	$(0.54)

Net loss per share, dilutive	$(0.80)	$(0.54)

Comprehensive Loss.  Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The disclosures required by FASB ASC 220-10-45, Reporting Comprehensive Income for the year ended December 31, 2008 has been included in the statements of stockholders’ equity (deficit). There are no differences between comprehensive loss and net loss for the years ended December 31, 2010 and 2009.

Exit activities.  We have adopted FASB ASC 420-10-05, Exit or Disposal Cost Obligations.  This Standard addresses financial accounting and reporting for costs associated with exit or disposal activities. This Standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Standard also establishes that fair value is the objective for initial measurement of the liability. This Standard specifies that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met, and that fair value is the measurement at the exit, disposal or cease use date.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

Future Impact of Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect adoption of ASU 2010-29 to have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Management evaluated the potential impact of ASU 2010-17 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a significant effect on the Company’s financial statements.

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

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, (“ASU-2009-15”), which provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The adoption of ASU 209-15 did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.	Inventories

Inventories consist of the following:

	December 31,
	2010	2009
	(In thousands)

Work in process	$260	$5
Finished goods	—	15

	$260	$20

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2010	2009
	(In thousands)

Prepaid corporate insurance	$41	$44
Deposit on inventory	420	215
Prepaid expenses and other current assets	35	110

	$496	$369

5.	Fixed Assets

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

Fixed Assets.  Equipment and leasehold improvements, net, consists of the following:

	December 31,
	Useful Lives In Years	2010	2009
	(In thousands)

Equipment	3-7	$1,370	$1,370
Leasehold improvements	Term of lease	61	61

		1,431	1,431
Less, accumulated depreciation and amortization		1,349	1,293

		$82	$138

Depreciation expense for the years ended December 31, 2010, 2009 and 2008, was $0.1 million, $0.1 million and $0.7 million, respectively.

In 2009, in connection with the closure of our Tarrytown facility, we abandoned leasehold improvements with a historical cost of $2.95 million and accumulated amortization of $2.85 million. We also abandoned equipment with a historical cost of $2.86 million and accumulated depreciation of $2.84. Additionally, during 2009, we sold equipment with a historical cost of $4.84 million and accumulated depreciation of $4.76 million for $0.99 million. The effect of these abandonments and sales was a gain of $0.79 million.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

6.	Purchased Technology

The carrying value of the purchased technology is comprised as follows:

	December 31,
	2010	2009
	(In thousands)

Gross carrying amount	$4,533	$4,533
Less, accumulated amortization	3,695	3,456

Net book value	$838	$1,077

Annual amortization of purchased technology was $0.2 million for 2010, 2009 and 2008 and is estimated to be $0.2 million for the years ended 2011 through 2013 and $0.1 million in 2014.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2010	2009
	(In thousands)

Accounts payable	$2,201	$1,979
Accrued cost of lawsuit	—	2,333
Accrued bonus	300	150
Accrued legal, professional fees and other	375	302
Accrued vacation	69	81
Clinical trial expenses and contract research	9	130

	$2,954	$4,975

8.	Notes Payable and Restructuring of Debt

Notes payable consist of the following:

	December 31,
		2009
	2010	restated
	(In thousands)

MHR Convertible Note	$19,864	$93
MHR Promissory Notes	520	—
Novartis Note	—	12,588

	$20,385	$12,681

MHR Convertible Notes.  On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR. Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for senior secured convertible notes (the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes are convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. As of December 31, 2010, the MHR Convertible Notes were convertible into 6,675,512 shares of our common stock. The MHR Convertible Notes are due on September 26, 2012, bear interest at 11% and are collateralized by a first priority lien in favor of MHR on

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

substantially all of our assets. Interest is payable in the form of additional MHR Convertible Notes rather than in cash.

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

Total issuance costs associated with the Loan Agreement were $2.1 million, of which $1.9 million were allocated to the MHR Convertible Note and $0.2 million were allocated to the related derivative instruments. Of the $1.9 million allocated to the MHR Convertible Note, $1.4 million represents reimbursement of MHR’s legal fees and $0.5 million represents our legal and other transaction costs. The $1.4 million paid on behalf of the lender has been recorded as a reduction of the face value of the note, while the $0.5 million of our costs has been recorded as deferred financing costs, which is included in other assets on the balance sheet.

The MHR Convertible Notes provide MHR with the right to require us to redeem the notes in the event of a change in control. The change in control redemption feature has been determined to be an embedded derivative instrument which must be separated from the host contract. For the year ended December 31, 2006, the fair value of the change in control redemption feature was estimated using a combination of a put option model for the penalties and the Black-Scholes model for the conversion option that would exist under the MHR Convertible Note. The estimate resulted in a value that was de minimis and, therefore, no separate liability was recorded. Changes in the assumptions used to estimate the fair value of this derivative instrument, in particular the probability that a change in control will occur, could result in a material change to the fair value of the instrument. For the years ended December 31, 2010, 2009 and 2008, management determined the probability of exercise of the right due to change in control to be remote. The fair value of the change in control redemption feature is de minimis.

In connection with the MHR Convertible Notes financing, the Company agreed to appoint a representative of MHR (“MHR Nominee”) and another person (the “Mutual Director”) to its Board of Directors. Further, the Company agreed to amend, and in January 2006 did amend, its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board, as described therein, so long as MHR holds at least 2% of the outstanding common stock of the Company.

The MHR Convertible Notes provide for various events of default including for failure to perfect any of the liens in favor of MHR, failure to observe any covenant or agreement, failure to maintain the listing and trading of our common stock, sale of a substantial portion of our assets, merger with another entity without the prior consent of MHR, or any governmental action renders us unable to honor or perform our obligations under the Loan Agreement or results in a material adverse effect on our operations. If an event of default occurs, the MHR Convertible Notes provide for the immediate repayment and certain additional amounts as set forth in the MHR Convertible Notes. We currently have a waiver from MHR for failure to perfect liens on certain intellectual property rights through March 19, 2012.

Effective January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock (“FASB ASC 815-40-15-5”). Under FASB ASC 815-40-15-5, the conversion feature embedded in the MHR Convertible Notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative increased the amount of debt discount thereby reducing the book value of the MHR Convertible Notes and increasing prospectively the amount of interest expense to be recognized over the life of the MHR Convertible Notes using the effective

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

yield method. At December 31, 2010, the MHR Convertible Notes were convertible into 6,675,512 shares of our common stock.

As consideration for its consent and limitation of rights in connection with the Novartis Agreement (as defined below), the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 MHR Warrants”) under the MHR Letter Agreement. The Company estimated the fair value of the June 2010 MHR Warrants on the date of grant using Black-Scholes models to be $1.9 million. The Company determined that the resulting modification of the MHR Convertible Notes was substantial in accordance with ASC 470-50, “Modifications and Extinguishments”. As such the modification of the MHR Convertible Notes was accounted for as an extinguishment and restructuring of the debt, and the warrants issued to MHR were expensed as a financing fee. The fair value of the MHR Convertible Notes, as of June 4, 2010 was estimated by calculating the present value of future cash flows discounted at a market rate of return for comparable debt instruments to be $17.2 million. The Company recognized a loss on extinguishment of debt in the amount of $17.0 million which represented the difference between the net carrying amount of the MHR Convertible Notes and their fair value as of the date of the Novartis Agreement and the MHR Letter Agreements.

The book value of the MHR Convertible Notes is comprised of the following:

	December 31,
		2009
	2010	restated
	(In thousands)

Face value of the note (including accrued interest)	$25,233	$22,616
Discount (related to the warrant purchase option and embedded conversion feature)	(5,369)	(22,523)
	$19,864	$93

Novartis Note.  On June 4, 2010, the Company and Novartis entered into a Master Agreement and Amendment (the “Novartis Agreement”), pursuant to which the Company was released and discharged from its obligations under that certain convertible note to Novartis (the “Novartis Note”) in exchange for (i) the reduction of future royalty and milestone payments up to an aggregate amount of $11.0 million due the Company under the Research Collaboration and Option Agreement, dated as of December 3, 1997, as amended on October 20, 2000 (the “Research Collaboration and Option Agreement”), and the License Agreement, dated as of March 8, 2000, for the development of an oral salmon calcitonin product for the treatment of osteoarthritis and osteoporosis (the “Oral Salmon Calcitonin Agreement”); (ii) the right for Novartis to evaluate the feasibility of using Emisphere’s Eligen® Technology with two new compounds to assess the potential for new product development opportunities; and (iii) other amendments to the Research Collaboration and Option Agreement and License Agreement. As of the date of the Novartis Agreement, the outstanding principal balance and accrued interest of the Novartis Note was approximately $13.0 million. The Company recognized the full value of the debt released as consideration for the transfer of the rights and other intangibles to Novartis and deferred the related revenue in accordance with applicable accounting guidance for the sale of rights to future revenue until the earnings process has been completed based on achievement of certain milestones or other deliverables.

2010 MHR Promissory Notes.  In connection with the Novartis Agreement, the Company and MHR entered into a letter agreement (the “MHR Letter Agreement”), and MHR, the Company and Novartis entered into a non-disturbance agreement (the “Non-Disturbance Agreement”), which was a condition to Novartis’ execution of the Novartis Agreement. Pursuant to the MHR Letter Agreement, MHR agreed to the limit certain rights and courses of action that it would have available to it as a secured party under the Senior Secured Term Loan Agreement and Pledge and Security Agreement (“Loan and Security Agreement”) between MHR and the Company. MHR also consented to the Novartis Agreement, which consent was required under the Loan and Security Agreement, and MHR also agreed to enter into a comparable agreement at some point

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

in the future in connection with another potential Company transaction (the “Future Transaction Agreement”). The MHR Letter Agreement also provided for the Company to reimburse MHR for its legal fess incurred in connection with the Non-Disturbance Agreement for up to $500,000 and up to $100,000 in legal expenses incurred by MHR in connection the Future Transaction Agreement. The reimbursements were to be paid in the form of non-interest bearing promissory notes issued on the effective date of the MHR Letter Agreement. As such, the Company issued to MHR non-interest promissory notes for $500,000 and $100,000 on June 8, 2010. The Company received documentation that MHR expended more than the $500,000 of legal fees in connection with the Non-Disturbance Agreement and $100,000 of legal fees in connection with the Future Transaction Agreement, and, consequently, recorded the issuance of the $500,000 and $100,000 promissory notes and a corresponding charge to financing expenses. The Company has not yet received any documentation or communication that indicates MHR has spent any legal fees in connection with the Future Transaction Agreement. Therefore, the issuance of the $100,000 promissory note was recorded as a prepaid expense. The promissory notes are due June 4, 2012. The Company imputed interest at its incremental borrowing rate of 10%, and discounted the face amounts of the $500,000 and $100,000 promissory notes by $66,000 and $14,000, respectively.

July 2010 MHR Promissory Note.  On July 29, 2010, we issued to MHR a promissory note in the principal amount of $525,000 (the “July 2010 MHR Note”). The July 2010 MHR Note provides for an interest rate of 15% per annum, due and payable on October 27, 2010. During the quarter ended September 30, 2010, certain conditions caused the maturity date of the July 2010 MHR Note to accelerate, and the July 2010 MHR Note was paid.

The scheduled repayments of all debt outstanding as of December 31, 2010 are as follows:

Debt
(In thousands)

2011	—
2012	20,233

$20,233

9.	Derivative Instruments

Derivative instruments consist of the following:

	December 31,
	2010	2009
	(In thousands)

Elan Warrant	$—	$394
MHR Convertible Notes	11,166	4,591
MHR 2006 Warrants	646	213
August 2007 Warrants	481	141
August 2009 Warrants	7,807	5,092
August 2009 Placement Agent Warrants	—	349
June 2010 MHR Warrants	1,495	—
August 2010 Warrants	10,550	—
August 2010 MHR Waiver Warrants	1,961	—

	$34,106	$10,780

The fair value of the warrants that have exercise price reset features is estimated using an adjusted Black-Scholes model. The Company computes valuations, each quarter, using Black-Scholes model calculations for

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

such warrants to account for the various possibilities that could occur due to various circumstances that could arise in connection with the contractual terms of said instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model input to calculate the value of the derivative at the reporting date.

Elan Warrant.  In connection with a restructuring of debt in March 2005, we issued to Elan Corporation, plc (“Elan”) a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.88 (the “Elan Warrant”). The Elan Warrant provides for adjustment of the exercise price upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents that have an effective price that is less than the exercise price of the warrant. The anti-dilution feature of the Elan Warrant was triggered in connection with an equity financing conducted in August 2007 (the “August 2007 Financing”), resulting in an adjustment to the exercise price to $3.76. The anti-dilution feature of the Elan Warrant was triggered again in connection with an equity financing conducted in August 2009 (the “August 2009 Financing), resulting in an adjustment to the exercise price to $0.4635. The Company adopted the provisions of FASB ASC 815-40-15-5 effective January 1, 2009. Under FASB ASC 815-40-15-5, the Elan Warrant is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. On April 20, 2010, Elan notified the Company of its intention to exercise the Elan Warrant using the “cashless exercise” provision. The Company issued 518,206 shares of common stock to Elan in accordance with the terms of the cashless exercise provision on April 21, 2010. After the cashless exercise, the Elan Warrant is no longer outstanding. The Company calculated the fair value of the Elan warrants on April 21, 2010 using the Black-Scholes model. The assumptions used in computing the fair value as of April 21, 2010 are a closing stock price of $3.40, expected volatility of 89.91% over the remaining contractual life of four months and a risk-free rate of 0.16%. The fair value of the Elan warrants increased by $1.4 million and $0.3 million during the years ended December 31, 2010 and 2009, respectively, which has been recognized in the accompanying statements of operations. The fair value of the derivative liability at April 21, 2010 of $1.8 million was reclassified to additional paid-in-capital.

Embedded Conversion Feature of MHR Convertible Notes.  The MHR Convertible Notes due to MHR contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Convertible Notes and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. The Company adopted the provisions of FASB ASC 815-40-15-5 effective January 1, 2009. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The adoption of FASB ASC 815-40-15-5 requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for derivative financial instruments. The liability has been presented as a non-current liability to correspond with its host contract, the MHR Convertible Notes. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The assumptions used in computing the fair value as of December 31, 2010 are a closing stock price of $2.41, conversion prices of $3.78 and $2.41, expected volatility of 129.74% over the remaining term of one year and nine months and a risk-free rate of 0.61%. The fair value of the embedded conversion feature increased by $6.6 million during the year ended December 31, 2010 which has been recognized in the accompanying statements of operations. The embedded conversion feature will be adjusted to estimated fair value for each future period they remain outstanding. See Note 8 for a further discussion of the MHR Convertible Notes.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

MHR 2006 Warrants.  In connection with the exercise in April 2006 of the MHR Option discussed in Note 8 above, the Company issued to MHR warrants to purchase 617,211 shares (the “MHR 2006 Warrants”) for proceeds of $0.6 million. The MHR 2006 Warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The MHR 2006 Warrants have the same terms as the August 2007 Warrants (see below), with no limit upon adjustments to the exercise price. The anti-dilution feature of the MHR 2006 Warrants was triggered in connection with the August 2007 Financing, resulting in an adjusted exercise price of $3.76. Based on the provisions of FASB ASC 815, Derivatives and Hedging, the MHR 2006 Warrants have been determined to be an embedded derivative instrument which must be separated from the host contract. The MHR 2006 Warrants contain the same potential cash settlement provisions as the August 2007 Financing Warrants and, therefore, they have been accounted for as a separate liability. The fair value of the MHR 2006 Warrants is estimated, at the end of each quarterly period, using Black-Scholes models. The assumptions used in computing the fair value as of December 31, 2010 are a closing stock price of $2.41, exercise price of $3.76 and $2.41, expected volatility of 157.26% over the remaining term of nine months and a risk-free rate of 0.29%. The fair value of the MHR 2006 Warrants increased by $0.4 million and $0.1 million for the year ended December 31, 2010 and 2009, respectively and decreased $0.7 million for the year ended December 31, 2008, and the fluctuation has been recorded in the statement of operations. The MHR 2006 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2007 Warrants.  In connection with the August 2007 Financing, Emisphere sold warrants to purchase up to 400,000 shares of common stock (the “August 2007 Warrants”). Of these 400,000 warrants, 91,073 were sold to MHR. Each of the August 2007 Warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The August 2007 Warrants provide for certain anti-dilution protection as provided therein. Under the terms of the August 2007 Warrants, we have an obligation to make a cash payment to the holders of the August 2007 Warrants for any gain that could have been realized if the holders exercise the August 2007 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2007 Warrants have been exercised. Accordingly, the 2007 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The August 2007 Warrants were accounted for with an initial value of $1.0 million on August 22, 2007. The assumptions used in computing the fair value as of December 31, 2010 are a closing stock price of $2.41, expected volatility of 130.99% over the remaining term of one year and eight months and a risk-free rate of 0.61%.

The fair value of the August 2007 Warrants increased $0.3 million and $0.02 million for the years ended December 31, 2010 and December 31, 2009, respectively and decreased by $0.4 million for the year ended December 31, 2008, and the fluctuations have been recorded in the statements of operations. The August 2007 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2009 Warrants.  In connection with the August 2009 offering, Emisphere sold warrants to purchase 6.4 million shares of common stock to MHR (3.7 million) and other unrelated investors (2.7 million) (the “August 2009 Warrants”). The August 2009 Warrants were issued with an exercise price of $0.70 and expire on August 21, 2014. Under the terms of the August 2009 Warrants, we have an obligation to make a cash payment to the holders of the August 2009 Warrants for any gain that could have been realized if the holders exercise the August 2009 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2009 Warrants have been exercised. Accordingly, the August 2009 Warrants have been accounted for as a liability. The fair value of the August 2009 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of December 31, 2010 are a closing stock price of $2.41, expected volatility of 115.01% over the remaining term of three years and eight months and a risk-free rate of 1.02%. The fair value of the August 2009 Warrants increased $4.8 million for the year ended December 31, 2010 and $0.85 million from the commitment date of August 19, 2009 through December 31, 2009, and the fluctuation has been recorded in the statements of operations. The warrants will be adjusted to

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

estimated fair value for each future period they remain outstanding. During the year ended December 31, 2010, certain holders of the August 2009 Warrants notified the Company of their intention to exercise their warrants to purchase up to 2,685,714 shares of the Company’s common stock at an exercise price of $0.70, using the “cashless exercise” provision. The Company issued an aggregate 1,966,937 such holders in accordance with the terms of the cashless exercise provision. The Company calculated the fair value of the 2,685,714 exercised warrants on their respective exercise dates using the Black-Scholes model. The weighted average assumptions used in computing the fair values were a closing stock price of $1.91, expected volatility of 101.99% over the remaining contractual life of four years and three months and a risk-free rate of 1.46%. The fair value of the 2.7 million exercised warrants increased by $2.2 million from January 1, 2010 through the date of exercise which has been recognized in the accompanying statements of operations. The fair value of the derivative liabilities at the exercise dates of $4.3 million was reclassified to additional paid-in-capital. After these cashless exercises, warrants to purchase up to 3,729,323 shares of common stock, in the aggregate, remain outstanding.

August 2009 Placement Agent Warrants.  In connection with the August 2009 Financing, Emisphere issued to the placement agent, as part of the compensation for acting as placement agent for the August 2009 offering, warrants to purchase 504,000 shares of common stock (the “August 2009 Placement Agent Warrants”). The August 2009 Placement Agent Warrants were issued with an exercise price of $0.875 and expire on October 1, 2012. Under the terms of the August 2009 Placement Agent Warrants, we have an obligation to make a cash payment to the holders of the August 2009 Placement Agent Warrants for any gain that could have been realized if the holders exercise the August 2009 Placement Agent Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2009 Placement Agent Warrants have been exercised. Accordingly, the August 2009 Placement Agent Warrants have been accounted for as a liability. The fair value of the warrants are estimated, at the end of each quarterly reporting period, using the Black-Scholes model. On April 1, 2010, the holder of the August 2009 Placement Agent Warrants notified the Company of its intention to exercise a portion of the warrants using the “cashless exercise” provision. The Company issued 297,636 shares of common stock to such holder in accordance with the terms of the cashless exercise provision on April 5, 2010. After this cashless exercise, warrants to purchase 37,800 shares of common stock remained outstanding. On April 28, 2010, the holder of the August 2009 Placement Agent Warrants notified the Company of its intention to exercise the remaining outstanding portion of the August 2009 Placement Agent Warrants using the “cashless exercise” provision. The Company issued an additional 27,192 shares of common stock to the purchase agent on April 30, 2010. After this cashless exercise, the August 2009 Placement Agent Warrants are no longer outstanding. The Company calculated the fair value of the 466,200 August 2009 Placement Agent Warrants on April 2, 2010 using the Black-Scholes model. The assumptions used in computing the fair value as of April 2, 2010 are a closing stock price of $2.40, expected volatility of 104.70% over the remaining contractual life of two years and six months and a risk-free rate of 1.11%. The fair value of the 466,200 August 2009 Placement Agent Warrants increased by $0.6 million from January 1, 2010 to the date of exercise which has been recognized in the accompanying statements of operations. The fair value of the derivative liability from the 466,200 August 2009 Placement Agent Warrants at April 2, 2010 of $0.9 million was reclassified to additional paid-in-capital. The Company calculated the fair value of the 37,800 August 2009 Placement Agent Warrants on April 29, 2010 using the Black-Scholes model. The assumptions used in computing the fair value as of April 29, 2010 are a closing stock price of $3.05, expected volatility of 107.10% over the remaining contractual life of two years and five months and a risk-free rate of 1.11%. The fair value of the 37,800 August 2009 Placement Agent Warrants increased by $46 thousand from January 1, 2010 to the date of exercise which has been recognized in the accompany statements of operations. The fair value of the derivative liability from the 37,800 August 2009 Placement Agent Warrants at April 29, 2010 of $0.1 million was reclassified to additional paid-in-capital.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

June 2010 MHR Warrants.  As consideration for its consent and limitation of rights in connection with the Novartis Agreement, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 MHR Warrants”) under the MHR Letter Agreement. The June 2010 MHR Warrants are exercisable at $2.90 per share and will expire on August 21, 2014. The June 2010 MHR Warrants provide for certain anti-dilution protection as provided therein. We have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the June 2010 MHR Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such June 2010 MHR Warrants have been exercised. Accordingly, the June 2010 MHR Warrants have been accounted for as a liability. Their fair value is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The Company estimated the fair value of the June 2010 MHR Warrants on the date of grant using Black-Scholes models to be $1.9 million, which triggered the recognition of extinguishment and restructuring accounting for the MHR Convertible Notes (see Notes 8 and 19). The assumptions used in computing the fair value of the June 2010 MHR Warrants at December 31, 2010 are closing stock prices of $2.41, $0.42, and $2.89, exercise prices of $2.41, $0.42, $2.89, and $2.90, expected volatility of 115.01% over the remaining three years and eight months and a risk-free rate of 1.02%. The fair value of the June 2010 MHR Warrants decreased by $0.4 million through December 31, 2010, and the fluctuation has been recorded in the statements of operations. The June 2010 MHR Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2010 Warrants.  In connection with the August 2010 Financing, Emisphere sold warrants to purchase 5.2 million shares of common stock to MHR (2.6 million) and other unrelated investors (2.6 million) (the “August 2010 Warrants”). The August 2010 Warrants were issued with an exercise price of $1.26 and expire on August 26, 2015. Under the terms of the August 2010 Warrants, we have an obligation to make a cash payment to the holders of the August 2010 Warrants for any gain that could have been realized if the holders exercise the August 2010 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2010 Warrants have been exercised. Accordingly, the August 2010 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of December 31, 2010 are a closing stock price of $2.41, expected volatility of 107.32% over the remaining term of four years and eight months and a risk-free rate of 2.01%. The fair value of the August 2010 Warrants were valued at $4.1 million at the commitment dated of August 26, 2010 and increased by $6.4 million through December 31, 2010, and the fluctuation has been recorded in the statements of operations. The August 2010 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2010 MHR Waiver Warrants.  In connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR (“Waiver Agreement”), pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 MHR Waiver Warrants”). The August 2010 MHR Waiver Warrants are in the same form of warrant as the August 2010 Warrants issued to MHR described above. Accordingly, the August 2010 MHR Waiver Warrants have been accounted for as a liability. The fair value of the August 2010 MHR Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants on the date of grant using Black-Scholes models to be $0.8 million. The assumptions used in computing the fair value of the August 2010 MHR Waiver Warrants at December 31, 2010 are a closing stock price of $2.41, exercise price of $1.26, expected volatility of 107.32% over the term of four years and eight months and a risk free rate of 2.01%. The fair value of the August 2010 MHR Waiver Warrants increased by $1.2 million through December 31, 2010, and the fluctuation has been recorded in the

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

statements of operations. The August 2010 MHR Waiver Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

10.	Income Taxes

Since the Company has recurring losses and a valuation allowance against deferred tax assets, there is no tax expense (benefit) for all periods presented.

As of December 31, 2010, we have available unused federal net operating loss (NOL) carry-forwards of $344 million and New York NOL carry-forwards of $296 million, of which $4.4 million, $1.1 million and $15.6 million will expire in 2011, 2012 and 2013, respectively, with the remainder expiring in various years from 2019 to 2030. We have New Jersey NOL carry-forwards of $51.5 million, which will expire in 2014 through 2017. We have research and development tax credit carry-forwards which will expire in various years from 2011 through 2030.

The effective rate differs from the statutory rate of 34% for 2010, 2009, and 2008 primarily due to the following:

	2010	2009	2008

Statutory rate on pre-tax book loss	(34.00)%	(34.00)%	(34.00)%
Stock option issuance	0.19%	1.62%	0.32%
Disallowed interest	9.96%	(13.51)%	0.93%
Derivatives	14.13%	5.74%	(3.09)%
Research and experimentation tax credit	0.00%	0.00%	(0.71)%
Expired net operating losses and credits	1.53%	20.14%	12.12%
Other	0.01%	(0.01)%	0.04%
Change in federal valuation allowance	8.18%	20.02%	24.39%

	0.00%	0.00%	0.00%

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets and valuation allowance:
Current deferred tax asset:
Accrued liabilities	$218	$1,213
Valuation allowance	(218)	(1,213)

Net current deferred tax asset	$—	$—

Non-current deferred tax assets:
Fixed and intangible assets	$(87)	$(50)
Net operation loss carry-forwards	120,034	122,296
AMT credit carry-forwards	74	—
Capital loss and charitable carry-forwards	2,779	2,779
Research and experimental tax credits	11,986	12,188
Stock compensation	997	808
Deferred revenue	12,595	4,591
Interest	3,461	2,534
Valuation allowance	(151,839)	(145,146)

Net non-current deferred tax asset	$—	$—

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

The Company’s 2007, 2008 and 2009 federal, New York and New Jersey tax returns remain subject to examination by the respective taxing authorities. In addition, net operating losses and research tax credits arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

11.	Stockholders’ Deficit

On April 20, 2007, the stockholders of the Company approved an increase in the Company’s authorized common stock from 50 million to 100 million shares.

Our certificate of incorporation provides for the issuance of 1,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of December 31, 2010 and 2009, there were no shares of preferred stock outstanding.

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

Total compensation expense recorded during the years ended December 31, 2010, 2009 and 2008 for share-based payment awards was $0.8 million, $1.6 million and $1.0 million, respectively, of which $0.1 million, $0.1 million and $0.4 million is recorded in research and development and $0.7 million, $1.5 million and $0.6 million is recorded in general and administrative expenses in the statement of operations. At December 31, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $0.6 million, which is expected to be recognized over a weighted-average period of 2.2 years. No tax benefit was realized due to a continued pattern of operating losses. We have a policy of issuing new shares to satisfy share option exercises. There were no options exercised during the years ended December 31, 2010 and 2009. Cash received from options exercised totaled $0.01 million for the year ended December 31, 2008.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

exercise behavior. The ranges presented below are the result of certain groups of employees displaying different behavior.

The following weighted-average assumptions were used for grants made under the stock option plans for the years ended December 31, 2010, 2009 and 2008:

	2010
	Directors	Executives	Employees

Expected volatility	95.5%	85.7%	85.7%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	2.17%	3.14%	3.20%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

	2009
	Directors	Executives	Employees

Expected volatility	87.8%	87.8%	87.9%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	3.19%	3.14%	2.9%
Dividend yield	0%	0%	0%
Annual forfeiture rate	5%	5%	5%

	2008
	Directors	Executives	Employees

Expected volatility	84.9%	85.0%	85.0%
Expected term	10 years	10 years	10 years
Risk-free interest rate	3.89%	3.89%	3.89%
Dividend yield	0%	0%	0%
Annual forfeiture rate	5%	5%	5%

Stock Option Plans.  On April 20, 2007, the stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of 3,275,334 shares as follows: 2,500,000 new shares, 374,264 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors (the “Directors Stock Plan”). In addition, shares cancelled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan, once registered. As of December 31, 2010 1,278,558 shares remain available for issuance under the 2007 Plan. Generally, the options vest at the rate of 20% per year and expire within a five-to-ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans.

The Company’s other active Stock Option Plan is the 2002 Broad Based Plan (the “2002 Plan”). Under the 2002 Plan, a maximum of 160,000 shares are authorized for issuance to employees in the form of either incentive stock options (“ISOs”), as defined by the Internal Revenue Code, or non-qualified stock options,

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

which do not qualify as ISOs. As of December 31, 2010, 153,590 shares remain available for issuance under the 2002 Plan.

The Company also has grants outstanding under various expired and terminated Stock Option Plans, including the 1991 Stock Option Plan (the “1991 Plan”), the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) and the 2000 Plan. Under our 1991, 1995 and 2000 Plans a maximum of 2,500,000, 2,550,000 and 1,945,236 shares of our common stock, respectively, were available for issuance. The 1991 Plan was available to employees and consultants; the 2000 Plan was available to employees, directors and consultants. The 1991 Plan and 2000 Plan provide for the grant of either ISOs, as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. The 1995 Plan provides for grants of non-qualified stock options to officers and key employees. Generally, the options vest at the rate of 20% per year and expire within a five- to ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans.

Transactions involving stock options awarded under the Plans described above during the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term in Years	Intrinsic Value
				(In thousands)

Outstanding at December 31, 2007	2,867,876	$8.73	6.4
Granted	133,600	$2.84
Expired	(300,087)	$12.72
Forfeited	(664,385)	$8.75
Exercised	(4,150)	$3.04		$3

Outstanding at December 31, 2008	2,032,854	$8.30	6.7
Granted	1,041,000	$0.86
Expired	(12,643)	$14.63
Forfeited	(326,475)	$3.88

Outstanding at December 31, 2009	2,734,736	$6.29	6.8	$51
Granted	662,750	$1.41
Expired	(183,500)	$37.99
Forfeited	(48,120)	$1.31

Outstanding at December 31, 2010	3,165,866	$3.51	6.9	$46

Vested and exercisable at December 31, 2010	2,367,037	$4.22	6.2	$13

Vested and expected to vest at December 31, 2010	2,906,445	$3.70	6.7	$42

The weighted-average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $1.26, $0.92 and $2.16, respectively.

Outside Directors’ Plan.  We previously issued options to outside directors who are neither officers nor employees of Emisphere nor holders of more than 5% of our common stock under the Directors Stock Plan. As amended, a maximum of 725,000 shares of our common stock were available for issuance under the Outside Directors’ Plan in the form of options and restricted stock. The Directors Stock Plan expired on January 29, 2007. Options and restricted stock are now granted to directors under the 2007 Plan discussed above.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Transactions involving stock options awarded under the Directors Stock Plan during the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term in Years	Intrinsic Value
				(In thousands)

Outstanding at December 31, 2007	156,000	$13.38	5.0
Expired	—	—

Outstanding at December 31, 2008	156,000	$13.38	4.0
Expired	(35,000)	$4.23

Outstanding at December 31, 2009	121,000	$15.59	2.7
Expired	(21,000)	$41.06

Outstanding at December 31, 2010	100,000	$10.24	2.2

Vested and Exercisable at December 31, 2010	100,000	$10.24	2.2	$—

Directors’ Deferred Compensation Stock Plan.  The Directors’ Deferred Compensation Stock Plan (the “Directors’ Deferred Plan”) ceased as of May 2004. Under the Director’s Deferred Plan, directors who were neither officers nor employees of Emisphere had the option to elect to receive one half of the annual Board of Directors’ retainer compensation, paid for services as a Director, in deferred common stock. An aggregate of 25,000 shares of our common stock has been reserved for issuance under the Directors’ Deferred Plan. During the years ended December 31, 2004 and 2003, the outside directors earned the rights to receive an aggregate of 1,775 shares and 2,144 shares, respectively. Under the terms of the Directors’ Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board of Directors. We recorded as an expense the fair market value of the common stock issuable under the plan. As of December 31, 2010, there are 3,122 shares issuable under this plan. No grants were awarded in 2010, 2009 and 2008, and none were outstanding as of December 31, 2010.

Non-Plan Options.  Our Board of Directors has granted options (“Non-Plan Options”), which are currently outstanding for the accounts of two consultants. The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Transactions involving awards of Non-Plan Options during the year ended December 31, 2010, 2009 and 2008 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term in Years	Intrinsic Value
				(In thousands)

Outstanding at December 31, 2007	20,000	$14.84	4.3
Expired	—	—

Outstanding at December 31, 2008	20,000	$14.84	3.3
Expired	(10,000)	$26.05

Outstanding at December 31, 2009	10,000	$3.64	2.0
Expired	—	—

Outstanding at December 31, 2010	10,000	$3.64	2.0

Vested and Exercisable at December 31, 2010	10,000	$3.64	2.0	$—

13.	Collaborative Research Agreements

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

All of our collaborative agreements are subject to termination by our corporate partners without significant financial penalty to them. Milestone and upfront payments received in connection with these agreements was $7.0 million, $0.2 million and $11.4 million in the years ended December 31, 2010, 2009 and 2008, respectively. Expense reimbursements received in connection with these agreements was $0.1 million, $0.2 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Expenses incurred in connection with these agreements and included in research and development were $0.0 million, $0.2 million and $0.1 million in the years ended December 31, 2010, 2009 and 2008, respectively. Significant agreements are described below.

Novartis.  On June 4, 2010, the Company and Novartis entered into the Novartis Agreement, pursuant which, the Company was released and discharged from its obligations under the Novartis Note in exchange for (i) the reduction of future royalty and milestone payments up to an aggregate amount of $11.0 million due the Company under the Research Collaboration and Option Agreement and the Oral Salmon Calcitonin License Agreement, date as of March 8, 2000, for the development of an oral salmon calcitonin product for the treatment of osteoarthritis and osteoporosis; (ii) the right for Novartis to evaluate the feasibility of using Emisphere’s Eligen® Technology with two new compounds to assess the potential for new product development opportunities; and (iii) other amendments to the Research Collaboration and Option Agreement and

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

License Agreement. As of the date of the Novartis Agreement, the outstanding principal balance and accrued interest of the Novartis Note was approximately $13.0 million. The Company recognized the full value of the debt released as consideration for the transfer of the rights and other intangibles to Novartis and deferred the related revenue in accordance with applicable accounting guidance for the sale of rights to future revenue until the earnings process has been completed based on achievement of certain milestones or other deliverables.

2008 Novo Nordisk Agreement

On June 21, 2008, we entered into an exclusive Development and License Agreement with Novo Nordisk pursuant to which Novo Nordisk will develop and commercialize oral formulations of Novo Nordisk proprietary products in combination with Emisphere carriers (the “GLP-1 License Agreement”). Under such the GLP-1 License Agreement, Emisphere could receive more than $87.0 million in contingent product development and sales milestone payments including a $10.0 million non-refundable license fee which was received during June 2008. Emisphere would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under such agreement. Under the terms of the GLP-1 License Agreement, Novo Nordisk is responsible for the development and commercialization of the products. Initially Novo Nordisk is focusing on the development of oral formulations of its proprietary GLP-1 receptor agonists. In January 2010, Novo Nordisk had its first Phase I clinical trial with a long acting oral GLP-1 receptor agonist. This milestone released a $2 million payment to Emisphere.

The GLP-1 License Agreement includes multiple deliverables including the license grant, several versions of the Company’s Eligen® Technology (or carriers), support services and manufacturing. Emisphere management reviewed the relevant terms of the Novo Nordisk agreement and determined that such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, Multiple-Element Arrangements, since the delivered license and Eligen® Technology do not have stand-alone value and Emisphere does not have objective evidence of fair value of the undelivered Eligen® Technology or the manufacturing value of all the undelivered items. Such conclusion will be reevaluated as each item in the arrangement is delivered. Consequently, any payments received from Novo Nordisk pursuant to such agreement, including the initial $10 million upfront payment and any payments received for support services, will be deferred and included in Deferred Revenue within our balance sheet. Management cannot currently estimate when all of such deliverables will be delivered nor can they estimate when, if ever, Emisphere will have objective evidence of the fair value for all of the undelivered items, therefore all payments from Novo Nordisk are expected to be deferred for the foreseeable future.

As of December 31, 2010 total deferred revenue from the 2008 agreement with Novo Nordisk was $13.6 million, comprised of the $10.0 million non-refundable license fee, $2 million milestone payment and $1.6 million in support services.

2010 Novo Nordisk Agreement

On December 20, 2010, we entered into an exclusive Development and License Agreement with Novo Nordisk, pursuant to which we granted to Novo Nordisk an exclusive license to develop and commercialize oral formulations of Novo Nordisk’s insulins, using the Company’s proprietary delivery agents (the “Insulin Agreement”). The Insulin Agreement includes $57.5 million in potential product development and sales milestone payments including a $5.0 million non- refundable, non-creditable license fee. Emisphere would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under such the Insulin Agreement.

The Insulin Agreement includes multiple deliverables including the license grant, several versions of the Company’s Eligen® Technology (or carriers), support services and manufacturing. Emisphere management reviewed the relevant terms of the Novo Nordisk agreement and determined that such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, Multiple-Element Arrangements, since the delivered license and Eligen® Technology do not have stand-alone value and Emisphere does not have objective evidence of fair value of the undelivered Eligen® Technology or the

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

manufacturing value of all the undelivered items. Such conclusion will be reevaluated as each item in the arrangement is delivered. Consequently any payments received from Novo Nordisk pursuant to such agreement, including the initial $5.0 million upfront payment and any payments received for support services, will be deferred and included in Deferred Revenue within our balance sheet. Management cannot currently estimate when all of such deliverables will be delivered nor can they estimate when, if ever, Emisphere will have objective evidence of the fair value for all of the undelivered items, therefore all payments from Novo Nordisk are expected to be deferred for the foreseeable future.

As of December 31, 2010 total deferred revenue from the 2010 agreement with Novo Nordisk was $5.0 million, comprised of the non-refundable, non-creditable license fee.

Genta.  In March 2006, we entered into a collaborative agreement with Genta to develop an oral formulation of a gallium-containing compound. We currently receive reimbursements from Genta for the work performed during the formulation phase. We recognized $0.0, $0.0 million and $0.1 million in revenue related to these reimbursements for the years ended December 31, 2010, 2009 and 2008, respectively. We are eligible for future milestone payments totaling up to a maximum of $24.3 million under this agreement.

14.	Defined Contribution Retirement Plan

We have a defined contribution retirement plan (the “Retirement Plan”), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Retirement Plan. We have agreed to make discretionary contributions to the Retirement Plan. For the years ended December 31, 2010, 2009 and 2008, we made contributions to the Retirement Plan totaling approximately $0.07 million, $0.06 million and $0.2 million, respectively.

15.	Net Loss Per Share

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009 restated	2008
	(In thousands, except per share amounts)

Basic and diluted net loss	$(56,909)	$(16,821)	$(24,388)

Weighted average common shares outstanding, basic and diluted	46,206,803	34,679,321	30,337,442

Basic and diluted net loss per share	$(1.23)	$(0.49)	$(0.80)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Year Ended December 31,
	2010	2009	2008

Options to purchase common shares	2,477,037	2,865,736	2,208,854
Outstanding warrants and options to purchase warrants	11,832,826	9,934,253	2,972,049
Novartis convertible note payable	—	14,944,980	7,537,921
MHR note payable	6,675,512	5,983,146	5,362,596

	20,985,375	33,728,115	18,081,420

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

Commitments.  At the beginning of 2009, we had leased approximately 80,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, NY for use as administrative offices and laboratories. The lease for our administrative and laboratory facilities had been set to expire on August 31, 2012. However, on April 29, 2009, the Company entered into a Lease Termination Agreement (the “Lease Agreement”) with BMR-Landmark at Eastview, LLC, a Delaware limited liability company (“BMR”) pursuant to which the Company and BMR terminated the lease of space at 765 Old Saw Mill River Road in Tarrytown, NY. Pursuant to the Lease Agreement, the Lease was terminated effective as of April 1, 2009. The Lease Agreement provided that the Company make the following payments to BMR: (a) $1 million, paid upon execution of the Lease Agreement, (b) $0.5 million, paid six months after the execution date of the Lease Agreement, and (c) $0.75 million, payable twelve months after the execution date of the Lease Agreement. Initial and six months payments were made on schedule. Although the final payment was due originally on April 29, 2010, on March 17, 2010 the Company and BMR agreed to amend the Lease Agreement (the “Lease Amendment”). According to the Lease Amendment, the final payment was modified as follows: the Company will pay Eight Hundred Thousand Dollars ($800,000), as follows: (i) Two Hundred Thousand Dollars ($200,000) within five (5) days after the Execution Date and (ii) One Hundred Thousand Dollars ($100,000) on each of the following dates: July 15, 2010, August 15, 2010, September 15, 2010, October 15, 2010, November 15, 2010, and December 15, 2010. Through March 1, 2011 the Company paid $600,000 of the principal plus $21,000 interest for late payments in accordance with the terms of the Lease Agreement.

We continue to lease office space at 240 Cedar Knolls Road, Cedar Knolls, NJ under a non-cancellable operating lease expiring in 2013.

As of December 31, 2010, future minimum rental payments are as follows:

Years Ending December 31,
(In thousands)

2011	353
2012	360
2013	31

Total	744

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $0.7 million and $2.3 million, respectively. Additional charges under this lease for real estate taxes and common maintenance charges for the years ended December 31, 2010, 2009 and 2008, were $0.03 million, $0.5 million and $0.8 million, respectively.

In accordance with the lease agreement in Cedar Knolls, NJ, the Company has entered into a standby letter of credit in the amount of $246 thousand as a security deposit. The standby letter of credit is fully collateralized with a time certificate of deposit account in the same amount. The certificate of deposit has been recorded as a restricted cash balance in the accompanying financials. As of December 31, 2010, there are no amounts outstanding under the standby letter of credit.

In April 2005, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Dr. Michael M. Goldberg, for services through July 31, 2007. On January 16, 2007, the Board of Directors terminated Dr. Goldberg’s services. On April 26, 2007, the Board of Directors held a special hearing at which it determined that Dr. Goldberg’s termination was for cause. On March 22, 2007, Dr. Goldberg, through his counsel, filed a demand for arbitration asserting that his termination was without cause and seeking $1,048,000 plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him in connection with his employment agreement with the Company. During the arbitration, Dr. Goldberg sought a total damage amount of at least $9,223,646 plus interest. On February 11, 2010, the arbitrator issued the final award in favor of Dr. Goldberg

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

for a total amount of approximately $2,333,115 plus interest and fees as full and final payment for all claims, defenses, counterclaims, and related matters. The Company opposed Dr. Goldberg’s petition to confirm the arbitration award. On July 12, 2010 the award was confirmed by the court. As of August 10, 2010, the Company adjusted its estimate of costs to settle this matter to approximately $2.6 million to account for potential additional interest costs on the settlement amount and additional legal fees. On September 23, 2010, the Company paid approximately $2.6 million as the full and final settlement of this matter.

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and books accruals to account for its best estimate of future costs accordingly.

Contingencies.  In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2010.

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

In accordance with FASB ASC 420-10-5, Exit or Disposal Cost Obligations, we estimated our liability for net costs associated with terminating our lease obligation for the laboratory and office facilities in Tarrytown and recorded a charge net of estimated sublease income. To develop our estimate, we considered our liability under the Tarrytown lease, and estimated costs to be incurred to satisfy rental commitments under the lease, the lead — time necessary to sublease the space, projected sublease rental rates, and the anticipated duration of subleases. We validated our estimate and assumptions through consultations with independent third parties having relevant expertise. We used a credit adjusted risk — free rate of 1.55% to discount estimated cash flows. We intend to review our estimate and assumptions on a quarterly basis or more frequently as appropriate; and will make modifications to the estimated liability as deemed appropriate, based on our judgment to reflect changing circumstances. Any change in our estimate may result in additional restructuring charges, and those charges may be material.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

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

See also the description of the Terminated Lease Agreement described in “Commitments and Contingencies” above.

The restructuring activity and related liability are as follows ($ thousands):

	Liability at	Lease		Liability at	Lease		Liability at
	December 31,	Termination	Cash	December 31,	Termination	Cash	December 31,
	2008	Adjustment	Payments	2009	Adjustment	Payments	2010

Lease restructuring expense	$2,772	$(353)	$(1,669)	$750	$50	$(500)	$300
Employee severance and related costs	108	(3)	(105)	—	—	—	—

	$2,880	$(356)	$(1,774)	$750	$50	$(500)	$300

17.	Summarized Quarterly Financial Data (Unaudited)

Following are summarized quarterly financial data (unaudited) for the years ended December 31, 2010 and 2009:

	2010
	March 31	June 30	September 30
	(Restated)(1)	(Restated)(1)	(Restated)(1)	December 31
	(In thousands)

Total revenue	$14	$57	$5	$24
Operating loss	(3,008)	(3,117)	(3,875)	(1,543)
Net (loss) income	(17,259)	(31,573)	10,082	(18,159)
Net (loss) income per share, basic	$(0.41)	$(0.73)	$0.21	$(0.35)
Net (loss) income per share, diluted	$(0.41)	$(0.73)	$0.20	$(0.35)

	2009 Restated(1)
	March 31	June 30	September 30	December 31
	(In thousands)

Total revenue	$—	$—	$—	$92
Operating loss	(4,659)	(2,998)	(3,393)	(3,502)
Net loss	(4,381)	(3,103)	(2,907)	(6,430)
Net (loss) per share, basic and diluted	$(0.14)	$(0.10)	$(0.08)	$(0.15)

(1)	For a description of such restatement of the Company’s financial statements see Note 19 (below).

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

18.	Fair Value

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2010:

Level 2
2010
(In thousands)

Derivative instruments (short term)	$22,940
Derivative instruments (long term)	11,166

Total	$34,106

The derivative instruments were valued using the market approach, which is considered Level 2 because it uses inputs other than quoted prices in active markets that are either directly or indirectly observable. Accordingly, the derivatives were valued using the Black-Scholes model. See Note 9 for significant observable inputs used in the Black-Scholes model.

19.	Restatement of Previously Issued Financial Statements

On March 28, 2011, Management of Emisphere Technologies, Inc. (the “Company”), after consulting with the Audit Committee of the Board of Directors and with McGladrey and Pullen, LLP (“McGladrey”), its independent registered public accounting firm, concluded that the Company’s previously issued financial statements included in its quarterly interim period reports previously reported on Forms 10-Q for the periods ended March 31, June 30, and September 30, 2009 and 2010, and its annual report on Form 10-K for the period ended December 31, 2009 (the “Financial Statement Periods”) should no longer be relied upon due to errors in the application of accounting guidance regarding the determination of whether a financial instrument is indexed to its own stock. At the time these financial statements were originally issued, the Company had reviewed its accounting for the adoption of Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, “Evaluating Whether an Instrument Is Considered Indexed to an Entity’s Own Stock” (“FASB 815-40-15-5” or the “Guidance”) and concluded it was in accordance with GAAP. The Company’s adoption of the Guidance was not straightforward because GAAP specifies the application of a level interest method to amortize interest and debt discounts in accordance with FASB 835-30-35-2, “The Interest Method” (“FASB 835-30-35-2”) . In adopting the guidance, the Company estimated the fair value of the bifurcated conversion feature embedded in the Company’s 11% senior secured convertible notes in favor of MHR Institutional Partners IIA due September 26, 2012 (collectively, the “MHR Convertible Notes”) as a derivative liability and developed an amortization schedule to recognize non-cash interest expense and debt discounts over time. In accordance with the guidance, the Company deducted the incremental value of the conversion feature from the book value of the instrument at its inception. Because the fair value of the conversion feature was in excess of the book value of the instrument, the Company believed it could not apply a level rate method to determine the amortization schedule because the resulting book value would have been $0 and because it is mathematically impossible to apply a level interest rate to amortize from a $0 balance. Therefore, the Company developed an amortization schedule that it believed was consistent with the adoption of the new accounting guidance and was still representative of the economic substance of the financial instrument. This accounting treatment was reflected in the Company’s financial statements during the Financial Statement Periods.

McGladrey audited the Company’s financial statements for 2009. The Company’s Audit Committee and Management discussed the results of the audit including a review of financial statements for 2009 with McGladrey.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

On March 24, 2011, McGladrey notified the Company that the amortization schedule described above was not in accordance with the level rate method required by GAAP and that it should be recalculated accordingly. McGladrey further notified the Company that as a result of this error, the financial statements did not reflect the proper amortization of non-cash interest expense and debt discounts in connection with the bifurcated conversion feature embedded in the MHR Convertible Notes as a derivative liability. McGladrey further notified the Company that it should make disclosures and take appropriate actions to prevent future reliance on the financial statements disclosed in the Financial Statement Periods.

After discussions between Management, the Audit Committee and McGladrey, the Company reevaluated its accounting for the adoption of the Guidance and for its assessment of the debt modification entered into during June 2010 and determined that its original accounting was incorrect. Consequently, the Company determined to restate its financial statements for the Financial Statement Periods. The Company used the level rate method in accordance with FASB 835-30-35-2 to revise its amortization schedule in accordance with GAAP. The Company assigned a beginning balance nominally close to $0 to develop this amortization schedule. The restatements of financial statements previously reported on Forms 10-Q for the periods ended March 31, June 30, and September 30, 2009 and 2010, and on Form 10-K for the period ended December 31, 2009 will reflect adjustments primarily to correct for the revised amortization schedule and resulting overstatement of non-cash interest charges and the recorded value of notes payable, which included the effects of the accretion of debt discount resulting from the valuation of the embedded derivative associated with the MHR Convertible Note. Additionally, after correcting the misapplication of guidance for determining whether a financial instrument is indexed to its own stock, the Company reevaluated its accounting for debt modification in connection with the Master Agreement and Amendment by and between the Company and Novartis Pharma AG dated June 4, 2010 and the letter agreement entered into with MHR in connection therewith and concluded that modifications to the MHR Convertible Notes should have been accounted for as extinguishment of debt in accordance with FASB ASC 470-50, “Modifications and Extinguishments”, which resulted in a $17.0 million non-cash adjustment to recognize the loss on extinguishment of debt.

The Company emphasizes that all reclassifications and related charges to correct the misapplication of the relevant accounting pronouncement and subsequent debt modification adjustment have no impact on the Company’s operating income, its cash position, its cash flows or its future cash requirements.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

The tables below summarize the impact of the restatements described above on financial information previously reported on the Company’s Forms 10-Q for the periods ended March 31, June 30, and September 30, 2009 and 2010 and on Form 10-K for the period ended December 2009. The restatement did not impact cash flow from operating, investing, or financing activities.

Audited Financial Statements:

	Restated			As Reported
	2009	Adjustments		2009
	($thousands, except per share data)

BALANCE SHEET DATA:
Assets
Deferred financing costs	$—	$(346	)(1)	$346
Total assets	$5,587	$(346)		$5,933
Liabilities
Notes payable, including accrued interest	$93	$(12,983	)(1)	$13,076
Total liabilities	$40,814	$(12,983)		$53,797
Equity
Accumulated deficit	$(424,034)	$12,637	(1)	$(436,671)
Total stockholders’ deficit	$(35,227)	$12,637		$(47,864)
STATEMENT OF OPERATIONS
SELECTED DATA:
Other non-operating income (expense)
Interest expense, related party	$(82)	$4,422	(1)	$(4,504)
Total other non-operating income (expense)	$(2,269)	$4,422		$(6,691)
Net loss	$(16,821)	$4,422		$(21,243)
Loss per common share, basic and diluted	$(0.49)	$0.12		$(0.61)
CASH FLOW DATA:
Net loss	$(16,821)	$4,422		$(21,243)
Non-cash interest expense related party	$82	$(4,422)		$4,504
Net cash used in operating activities	$(11,931)	$—		$(11,931)

(1)	Adjustment to amortize debt discounts and deferred financing fees based a number nominally close to zero to enable interest and debt discounts to be accreted over the life of the debt using a level yield method

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

2009 Balance Sheets (unaudited — $thousands)

	March 31,			June 30,			September 30,
	Restated		Reported	Restated		Reported	Restated		Reported
	2009	Adjustments	2009	2009	Adjustments	2009	2009	Adjustments	2009

Assets:
Current assets:
Cash and cash equivalents	3,951	—	3,951	1,279	—	1,279	6,975	—	6,975
Accounts receivable, net	15	—	15	72	—	72	21	—	21
Prepaid expenses and other current assets	300	—	300	402	—	402	253	—	253
Total current assets	4,266	—	4,266	1,753	—	1,753	7,249	—	7,249
Equipment and leasehold improvements, net	312	—	312	244	—	244	161	—	161
Purchased technology, net	1,256	—	1,256	1,196	—	1,196	1,137	—	1,137
Restricted cash	255	—	255	255	—	255	255	—	255
Other assets(1)	—	(404)	404	—	(386)	386	—	(367)	367
Total assets	6,089	(404)	6,493	3,448	(386)	3,834	8,802	(367)	9,169
Liabilities and Stockholders’ Deficit:
Current liabilities:
Notes payable, including accrued interest and net of related discount	12,146	—	12,146	12,283	—	12,283	12,422	—	12,422
Accounts payable and accrued expenses	3,288	—	3,288	3,403	—	3,403	4,511	—	4,511
Deferred revenue, current	110	—	110	—	—	—	9	—	9
Derivative instruments
Related party	173	—	173	337	—	337	2,179	—	2,179
Others	268	—	268	557	—	557	2,042	—	2,042
Restructuring accrual, current	1,503	—	1,503	1,253	—	1,253	1,253	—	1,253
Other current liabilities	22	—	22	48	—	48	51	—	51
Total current liabilities	17,510	—	17,510	17,881	—	17,881	22,467	—	22,467
Notes payable, including accrued interest and net of related discount	19	(9,655)	9,674	32	(10,721)	10,753	52	(11,831)	11,883
Restructuring accrual	750	—	750	—	—	—	—	—	—
Deferred revenue	11,403	—	11,403	11,460	—	11,460	11,467	—	11,467
Derivative instrument related party	3,194	—	3,194	3,224	—	3,224	3,800	—	3,800
Deferred lease liability and other liabilities	123	—	123	96	—	96	90	—	90
Total liabilities	32,999	(9,655)	42,654	32,693	(10,721)	43,414	37,876	(11,831)	49,707
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares	—	—	—	—	—	—	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 30,630,810 shares (30,341,078 outstanding) ; issued 30,630,810 (30,341,078 outstanding); issued 42,360,133 (42,070,401 outstanding) in the first, second and third quarter , respectively	306	—	306	306	—	306	424	—	424
Additional paid-in-capital	388,330	—	388,330	389,098	—	389,098	392,059	—	392,059
Accumulated deficit	(411,594)	9,251	(420,845)	(414,697)	10,335	(425,032)	(417,605)	11,464	(429,069)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	—	(3,952)	(3,952)	—	(3,952)	(3,952)	—	(3,952)
Total stockholders’ deficit	(26,910)	9,251	(36,161)	(29,245)	10,335	(39,580)	(29,074)	11,464	(40,538)
Total liabilities and stockholders’ deficit	6,089	(404)	6,493	3,448	(386)	3,834	8,802	(367)	9,169

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(1)	Adjustment to amortize debt discounts and deferred financing fees based a number nominally close to zero to enable interest and debt discounts to be accreted over the life of the debt using a level yield method

2009 Statements of Operations — Quarterly (unaudited — $thousands, except per share data)

	Three Months Ended March 31,			Three Months Ended June 30,			Three Months Ended September 30,
	Restated		Reported	Restated		Reported	Restated		Reported
	2009	Adjustments	2009	2009	Adjustments	2009	2009	Adjustments	2009

Revenue	—	—	—	—	—	—	—	—	—
Costs and expenses:
Research and development	1,923	—	1,923	748	—	748	782	—	782
General and administrative expenses	2,921	—	2,921	2,933	—	2,933	2,493	—	2,493
Restructuring costs	(353)	—	(353)	—	—	—	—	—	—
Gain on disposal of fixed assets	(43)	—	(43)	(779)	—	(779)	(2)	—	(2)
Depreciation and amortization	211	—	211	96	—	96	120	—	120
Total costs and expenses	4,659	—	4,659	2,998	—	2,998	3,393	—	3,393
Operating income (loss)	(4,659)	—	(4,659)	(2,998)	—	(2,998)	(3,393)	—	(3,393)
Other non-operating income (expense):
Other income (expense)	41	—	41	27	—	27	24	—	24
Sublease income	232	—	232	—	—	—	—	—	—
Sale of patents	—	—	—	500	—	500	—	—	—
Change in fair value of derivative instruments
Related party(1)	113	—	113	(193)	—	(193)	45	—	45
Other	35	—	35	(289)	—	(289)	576	—	576
Interest expense
Related party	(8)	1,036	(1,044)	(13)	1,084	(1,097)	(20)	1,130	(1,150)
Other	(135)	—	(135)	(137)	—	(137)	(139)	—	(139)
Total other non-operating income (expense)	278	1,036	(758)	(105)	1,084	(1,189)	486	1,130	(644)
Net loss	(4,381)	1,036	(5,417)	(3,103)	1,084	(4,187)	(2,907)	1,130	(4,037)
Net loss per share, basic and diluted	(0.14)	0.04	(0.18)	(0.10)	0.04	(0.14)	(0.08)	0.03	(0.11)
Weighted average shares outstanding, basic and diluted	30,341,078		30,341,078	30,341,078		30,341,078	35,695,769		35,695,769

(1)	Adjustment to amortize debt discounts and deferred financing fees based a number nominally close to zero to enable interest and debt discounts to be accreted over the life of the debt using a level yield method

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

2009 Statements of Operations — Year to Date (unaudited — $thousands, except per share data)

	Three Months Ended March 31,			Three Months Ended June 30,			Three Months Ended September 30,
	Restated		Reported	Restated		Reported	Restated		Reported
	2009	Adjustments	2009	2009	Adjustments	2009	2009	Adjustments	2009

Revenue	—	—	—	—	—	—	—	—	—
Costs and expenses:
Research and development	1,923	—	1,923	2,670	—	2,670	3,452	—	3,452
General and administrative expenses	2,921	—	2,921	5,855	—	5,855	8,348	—	8,348
Restructuring costs	(353)	—	(353)	(353)	—	(353)	(353)	—	(353)
Gain on disposal of fixed assets	(43)	—	(43)	(822)	—	(822)	(824)	—	(824)
Depreciation and amortization	211	—	211	307	—	307	427	—	427
Total costs and expenses	4,659	—	4,659	7,657	—	7,657	11,050	—	11,050
Operating income (loss)	(4,659)	—	(4,659)	(7,657)	—	(7,657)	(11,050)	—	(11,050)
Other non-operating income (expense):
Other income (expense)	41	—	41	68	—	68	91	—	91
Sublease income	232	—	232	232	—	232	232	—	232
Sale of patents	—	—	—	500	—	500	500	—	500
Change in fair value of derivative instruments
Related party(1)	113	—	113	(80)	—	(80)	(35)	—	(35)
Other	35	—	35	(254)	—	(254)	322	—	322
Interest expense
Related party	(8)	1,036	(1,044)	(21)	2,119	(2,140)	(41)	3,249	(3,290)
Other	(135)	—	(135)	(273)	—	(273)	(411)	—	(411)
Total other non-operating income (expense)	278	1,036	(758)	172	2,119	(1,947)	658	3,249	(2,591)
Net loss	(4,381)	1,036	(5,417)	(7,485)	2,119	(9,604)	(10,392)	3,249	(13,641)
Net loss per share, basic and diluted	(0.14)	0.04	(0.18)	(0.25)	0.07	(0.32)	(0.32)	0.10	(0.42)
Weighted average shares outstanding, basic and diluted	30,341,078		30,341,078	30,341,078		30,341,078	32,188,554		32,188,554

(1)	Adjustment to amortize debt discounts and deferred financing fees based a number nominally close to zero to enable interest and debt discounts to be accreted over the life of the debt using a level yield method

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

2009 Statements of Cash Flows (unaudited — $thousands)

	Three Months Ended March 31,			Six Months Ended June 30,			Nine Months Ended September 30,
	Restated		Reported	Restated		Reported	Restated		Reported
	2009	Adjustments	2009	2009	Adjustments	2009	2009	Adjustments	2009

Cash flows from operating activities:
Net loss	(4,381)	1,036	(5,417)	(7,485)	2,119	(9,604)	(10,392)	3,249	(13,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	—	151	187	—	187	248	—	248
Amortization	60	—	60	120	—	120	179	—	179
Change in fair value of derivative instruments	(148)	—	(148)	334	—	334	(286)	—	(286)
Non-cash interest expense(1)	143	(1,036)	1,179	294	(2,119)	2,413	452	(3,249)	3,701
Non-cash compensation expense	238	—	238	1,007	—	1,007	1,301	—	1,301
Gain on disposal of fixed assets	(43)	—	(43)	(822)	—	(822)	(824)	—	(824)
Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	217	—	217	160	—	160	211	—	211
Decrease (increase) in prepaid expenses and other current assets	(27)	—	(27)	(129)	—	(129)	20	—	20
Increase in deferred revenue	186	—	186	133	—	133	149	—	149
Increase in accounts payable and accrued expenses	927	—	927	1,042	—	1,042	2,160	—	2,160
Increase in other current liabilities	2	—	2	28	—	28	31	—	31
(Decrease) in deferred lease liability	(6)	—	(6)	(33)	—	(33)	(39)	—	(39)
Decrease in restructuring accrual	(627)	—	(627)	(1,627)	—	(1,627)	(1,627)	—	(1,627)
Total adjustments	1,073	(1,036)	2,109	694	(2,119)	2,813	1,975	(3,249)	5,224
Net cash used in operating activities	(3,308)	—	(3,308)	(6,791)	—	(6,791)	(8,417)	—	(8,417)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	—	—	—	—	—	—	—	—	—
Proceeds from sale of fixed assets	45	—	45	856	—	856	880	—	880
Capital expenditures and other	—	—	—	—	—	—		—	—
Net cash provided by investing activities	45	—	45	856	—	856	880	—	880
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	—	—	—	—	—	—	7,298	—	7,298
Net cash provided by financing activities	—		—	—		—	7,298		7,298
Net decrease in cash and cash equivalents	(3,263)	—	(3,263)	(5,935)	—	(5,935)	(239)	—	(239)
Cash and cash equivalents, beginning of period	7,214	—	7,214	7,214	—	7,214	7,214	—	7,214
Cash and cash equivalents, end of period	3,951	—	3,951	1,279	—	1,279	6,975	—	6,975

(1)	Adjustment to amortize debt discounts and deferred financing fees based a number nominally close to zero to enable interest and debt discounts to be accreted over the life of the debt using a level yield method

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

2010 Balance Sheets (unaudited — $thousands)

	March 31,			June 30,			September 30,
	Restated		Reported	Restated		Reported	Restated		Reported
	2010	Adjustments	2010	2010	Adjustments	2010	2010	Adjustments	2010

Assets:
Current assets:
Cash and cash equivalents	3,015	—	3,015	418	—	418	2,961	—	2,961
Accounts receivable, net	4	—	4	38	—	38	60	—	60
Inventories	233		233	261	—	261	260	—	260
Prepaid expenses and other current assets	142	—	142	683	—	683	539	—	539
Total current assets	3,394	—	3,394	1,400	—	1,400	3,820	—	3,820
Equipment and leasehold improvements, net	122	—	122	107	—	107	94	—	94
Purchased technology, net	1,017	—	1,017	957	—	957	897	—	897
Restricted cash	259	—	259	259	—	259	259	—	259
Other assets(1)	—	(324)	324	82	(300)	382	—	(273)	273
Total assets	4,792	(324)	5,116	2,805	(300)	3,105	5,070	(273)	5,343
Liabilities and Stockholders’ Deficit:
Current liabilities:
Notes payable, including accrued interest and net of related discount	12,810	—	12,810	—	—	—	—	—	—
Accounts payable and accrued expenses	4,943	—	4,943	5,852	—	5,852	4,400	—	4,400
Deferred revenue, current	—	—	—	—	—	—	—	—	—
Derivative instruments
Related party	8,248	—	8,248	12,952	—	12,952	7,477	—	7,477
Others	7,830	—	7,830	4,183	—	4,183	2,423	—	2,423
Contract termination expense	—	—	—	—			435	—	435
Restructuring accrual, current	600	—	600	600	—	600	450	—	450
Other current liabilities	29	—	29	31	—	31	33	—	33
Total current liabilities	34,460	—	34,460	23,618	—	23,618	15,218	—	15,218
Notes payable, including accrued interest and net of related discount(1)(2)	157	(14,167)	14,324	18,048	3,726	14,322	19,181	3,318	15,863
Restructuring accrual	—	—	—	—	—	—	—	—	—
Deferred revenue	13,501	—	13,501	26,475	—	26,475	26,533	—	26,533
Derivative instrument related party	8,669	—	8,669	12,031	—	12,031	8,557	—	8,557
Deferred lease liability and other liabilities	74	—	74	65	—	65	56	—	56
Total liabilities	56,861	(14,167)	71,028	80,237	3,726	76,511	69,545	3,318	66,227
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—	—	—	—	—	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 42,373,807 shares (42,804,075 outstanding) ; issued 44,222,054 (43,932,322 outstanding); issued 52,178,834 (51,889,102 outstanding) in the first, second and third quarter, respectively	424	—	424	442	—	442	522	—	522
Additional paid-in-capital	392,753	—	392,753	398,945	—	398,945	401,740	—	401,740
Accumulated deficit(1)(2)	(441,294)	13,843	(455,137)	(472,867)	(4,026)	(468,841)	(462,785)	(3,591)	(459,194)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	—	(3,952)	(3,952)	—	(3,952)	(3,952)	—	(3,952)
Total stockholders’ deficit	(52,069)	13,843	(65,912)	(77,432)	(4,026)	(73,406)	(64,475)	(3,591)	(60,884)
Total liabilities and stockholders’ deficit	4,792	(324)	5,116	2,805	(300)	3,105	5,070	(273)	5,343

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(1)	Adjustment to amortize debt discounts and deferred financing fees based a number nominally close to zero to enable interest and debt discounts to be accreted over the life of the debt using a level yield method

(2)	Adjustment for June 2010 to account for the modification of the MHR Convertible Notes in connection with the Novartis Agreement and the MHR Letter Agreement as an extinguishment of debt and record the consideration for MHR’s consent as a financing fee

2010 Statement of Operations — Quarterly (unaudited — $thousands, except per share data)

	Three Months Ended March 31,			Three Months Ended June 30,			Three Months Ended September 30,
	Restated		Reported	Restated		Reported	Restated		Reported
	2010	Adjustments	2010	2010	Adjustments	2010	2010	Adjustments	2010

Revenue	12	—	12	39	—	39	4	—	4
Costs and expenses:
Research and development	562	—	562	732	—	732	690	—	690
General and administrative expenses	2,334	—	2,334	2,129	—	2,129	2,516	—	2,516
Restructuring costs	50	—	50	—	—	—	—	—	—
Gain on disposal of fixed assets	(1)	—	(1)	—	—	—	—	—	—
Depreciation and amortization	75	—	75	75	—	75	73	—	73
Lawsuit adverse awards	—	—	—	220		220	58	—	58
Contract termination expense	—	—	—	—	—	—	542	—	542
Total costs and expenses	3,020	—	3,020	3,156	—	3,156	3,879	—	3,879
Operating income (loss)	(3,008)	—	(3,008)	(3,117)	—	(3,117)	(3,875)	—	(3,875)
Other non-operating income (expense):
Other income (expense)	3	—	3	2	—	2	2	—	2
Sublease income	—	—	—	—	—	—	—	—	—
Sale of patents	—	—	—	—	—	—	500	—	500
Change in fair value of derivative instruments
Related party	(9,120)	—	(9,120)	(6,208)	—	(6,208)	11,766	—	11,766
Other	(4,847)	—	(4,847)	(2,424)	—	(2,424)	2,831	—	2,831
Interest expense
Related party(1)	(65)	1,206	(1,271)	(794)	1,003	(1,797)	(1,138)	435	(1,573)
Other	(222)	—	(222)	(160)	—	(160)	(4)	—	(4)
Loss on extinguishment of debt(2)	—	—	—	(17,014)	(17,014)	—	—	—	—
Financing fees	—	—	—	(1,858)	(1,858)	—	—	—	—
Total other non-operating income (expense)	(14,251)	1,206	(15,457)	(28,456)	(17,869)	(10,587)	13,957	435	13,522
Net loss (income)	(17,259)	1,206	(18,465)	(31,573)	(17,869)	(13,704)	10,082	435	9,647
Net loss (income) per share, basic	(0.41)	0.03	(0.44)	(0.73)	(0.41)	(0.32)	0.21	0.01	0.20
Weighted average shares outstanding, basic	42,077,334		42,077,334	43,338,432		43,338,432	47,401,395		47,401,395
Net loss (income) per share, diluted	(0.41)	0.03	(0.44)	(0.73)	(0.41)	(0.32)	0.20	0.01	0.19
Weighted average shares outstanding, diluted	42,077,334		42,077,334	43,338,432		43,338,432	50,922,881		50,922,881

(1)	Adjustment to amortize debt discounts and deferred financing fees based a number nominally close to zero to enable interest and debt discounts to be accreted over the life of the debt using a level yield method

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(2)	Adjustment for June 2010 to account for the modification of the MHR Convertible Notes in connection with the Novartis Agreement and the MHR Letter Agreement as an extinguishment of debt and record the consideration for MHR’s consent as a financing fee

2010 Statement of Operations — Year to Date (unaudited — $thousands, except per share data)

	Three Months Ended March 31,			Six Months Ended June 30,			Nine Months Ended September 30,
	Restated		Reported	Restated		Reported	Restated		Reported
	2010	Adjustments	2010	2010	Adjustments	2010	2010	Adjustments	2010

Revenue	12	—	12	51	—	51	55	—	55
Costs and expenses:
Research and development	562	—	562	1,294	—	1,294	1,984	—	1,984
General and administrative expenses	2,334	—	2,334	4,463	—	4,463	6,979	—	6,979
Restructuring costs	50	—	50	50	—	50	50	—	50
Gain on disposal of fixed assets	(1)	—	(1)	(1)	—	(1)	(1)	—	(1)
Depreciation and amortization	75	—	75	150	—	150	223	—	223
Lawsuit adverse awards				220		220	542		542
Contract termination expense				—		—	278		278
Total costs and expenses	3,020	—	3,020	6,176	—	6,176	10,055	—	10,055
Operating income (loss)	(3,008)	—	(3,008)	(6,125)	—	(6,125)	(10,000)	—	(10,000)
Other non-operating income (expense):
Other income (expense)	3	—	3	5	—	5	7	—	7
Sublease income	—	—	—	—	—	—	—	—	—
Sale of patents	—	—	—	—	—	—	500	—	500
Change in fair value of derivative instruments
Related party	(9,120)	—	(9,120)	(15,328)	—	(15,328)	(3,562)	—	(3,562)
Other	(4,847)	—	(4,847)	(7,271)	—	(7,271)	(4,440)	—	(4,440)
Interest expense
Related party(1)	(65)	1,206	(1,271)	(859)	2,210	(3,069)	(1,997)	2,645	(4,642)
Other	(222)	—	(222)	(382)	—	(382)	(386)	—	(386)
Loss on extinguishment of debt(2)	—	—	—	(17,014)	(17,014)	—	(17,014)	(17,014)	—
Financing fees(2)	—	—	—	(1,858)	(1,858)	—	(1,858)	(1,858)	—
Total other non-operating income (expense)	(14,251)	1,206	(15,457)	(42,707)	(16,662)	(26,045)	(28,750)	(16,227)	(12,523)
Net loss	(17,259)	1,206	(18,465)	(48,832)	(16,662)	(32,170)	(38,750)	(16,227)	(22,523)
Net loss per share, basic and diluted	(0.41)	0.03	(0.44)	(1.14)	(0.39)	(0.75)	(0.87)	(0.36)	(0.51)
Weighted average shares outstanding, basic and diluted	42,077,334		42,077,334	42,711,367		42,711,367	44,291,889		44,291,889

(1)	Adjustment to amortize debt discounts and deferred financing fees based a number nominally close to zero to enable interest and debt discounts to be accreted over the life of the debt using a level yield method

(2)	Adjustment for June 2010 to account for the modification of the MHR Convertible Notes in connection with the Novartis Agreement and the MHR Letter Agreement as an extinguishment of debt and record the consideration for MHR’s consent as a financing fee

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

2010 Statements of Cash Flows (unaudited — $thousands)

	Three Months Ended March 31,			Six Months Ended June 30,			Nine Months Ended September 30,
	Restated		Reported	Restated		Reported	Restated		Reported
	2010	Adjustments	2010	2010	Adjustments	2010	2010	Adjustments	2010

Cash flows from operating activities:
Net loss	(17,259)	1,206	(18,465)	(48,832)	(16,662)	(32,170)	(38,750)	(16,227)	(22,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	—	15	30	—	30	44	—	44
Amortization	60	—	60	120	—	120	179	—	179
Change in fair value of derivative instruments	13,968	—	13,968	22,599	—	22,599	8,003	—	8,003
Non-cash interest expense (1)(2)	287	(1,206)	1,493	20,112	16,662	3,450	21,254	16,227	5,027
Non-cash compensation expense	407	—	407	547	—	547	685	—	685
Gain on disposal of fixed assets	(1)	—	(1)	(1)	—	(1)	(1)	—	(1)
Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	154	—	154	120	—	120	99	—	99
Decrease (increase) in inventory	2	—	2	(24)	—	(24)	(24)	—	(24)
(Increase) in deposits on inventory	—	—	—	—	—	—	(420)	—	(420)
Decrease (increase) in prepaid expenses and other current assets	12	—	12	(531)	—	(531)	33	—	33
Increase in deferred revenue	2,007	—	2,007	2,012	—	2,012	2,069	—	2,069
Increase (decrease) in accounts payable and accrued expenses	(1)	—	(1)	887	—	887	(516)	—	(516)
Increase (decrease) in other current liabilities	(23)	—	(23)	(21)	—	(21)	415	—	415
Increase (decrease) in deferred lease liability	(30)	—	(30)	(17)	—	(17)	(25)	—	(25)
Decrease in restructuring accrual	(150)	—	(150)	(150)	—	(150)	(300)	—	(300)
Total adjustments	16,707	(1,206)	17,913	45,683	16,662	29,021	31,495	16,227	15,268
Net cash used in operating activities	(552)	—	(552)	(3,149)	—	(3,149)	(7,255)	—	(7,255)
Cash flows from investing activities:
Proceeds from sale of fixed assets	1	—	1	1	—	1	1	—	1
Capital expenditures and other	—	—	—	—	—	—	—	—	—
Net cash provided by investing activities	1	—	1	1	—	1	1	—	1
Cash flows from financing activities:
Proceeds from notes payable	—	—	—	—	—	—	500	—	500
Payments on notes payable	—	—	—	—	—	—	(525)	—	(525)
Proceeds from the issuance of common stock	—	—	—	—	—	—	6,674	—	6,674
Net cash provided by financing activities	—	—	—	—	—	—	6,649	—	6,649
Net decrease in cash and cash equivalents	(551)	—	(551)	(3,148)	—	(3,148)	(605)	—	(605)
Cash and cash equivalents, beginning of period	3,566	—	3,566	3,566	—	3,566	3,566	—	3,566
Cash and cash equivalents, end of period	3,015	—	3,015	418	—	418	2,961	—	2,961
Schedule of non cash financing activities
Common stock issued to settle accrued Directors compensation	11	—	11	11	—	11	11	—	11
Exchange of debt as deferred revenue (Note 8)	—	—	—	13,000	—	13,000	13,000	—	13,000

EMISPHERE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(1)	Adjustment to amortize debt discounts and deferred financing fees based a number nominally close to zero to enable interest and debt discounts to be accreted over the life of the debt using a level yield method

(2)	Adjustment for June 2010 to account for the modification of the MHR Convertible Notes in connection with the Novartis Agreement and the MHR Letter Agreement as an extinguishment of debt and record the consideration for MHR’s consent as a financing fee

20.	Other

On February 8, 2008, Emisphere reported that it had entered into an agreement with MannKind Corporation to sell certain Emisphere patents and a patent application relating to diketopiperazine technology for a total purchase price of $2.5 million. An initial payment of $1.5 million was received in February 2008. An additional $0.5 million was received in May 2009 and the remaining payment was received September, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

In its Annual Report filed on Form 10-K for the year ended December 31, 2009 and its Quarterly Reports filed on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2009 and 2010, the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the Exchange Act”)) were effective as of the end of each of those periods. In connection with our decision to restate our annual financial results for the year ended December 31, 2009 as originally filed on Form 10-K and to restate our quarterly results for the periods ended March 31, June 30, and September 30, 2009 and 2010, as originally stated on Form 10-Q, as more fully described in Note 19 to the financial statements of this Form 10-K, our management, including our Interim Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of the quarterly periods ended March 31, June 30, and September 30, 2009 and 2010, nor for the year ended December 31, 2009 and 2010 as a result of the material weakness in our internal control over financial reporting as discussed below.

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

As a consequence of the restatement of financial information as described in Note 19 to the financial statements contained in this Form 10-K, the Company determined that as of the quarterly periods ended March 31, June 30, and September 30, 2009 and 2010, and for the year ended December 31, 2009 and 2010, we concluded that the Company’s system of internal controls did not effectively ensure completeness and accuracy with regard to the proper recognition, presentation and disclosure of accounting for certain non-cash interest expense and debt discounts in connection the MHR Convertible Notes arising from the adoption of Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, “Evaluating Whether an Instrument Is Considered Indexed to an Entity’s Own Stock” (“FASB ASC 815-40-15-5”) effective January 1, 2009.

Management’s Remediation Initiatives

In light of the material weakness described above, we designed and implemented improvements in our internal control over financial reporting to address the material weakness with regard to the proper recognition, presentation and disclosure of certain interest expense and debt discounts in connection with debt instruments and warrants. These improvements included, among other things; improved access to and evaluation of recent accounting pronouncements as it relates to financing arrangements and derivative instruments, including enhancing the documentation around conclusions reached in the implementation of applicable generally accepted accounting principles. In addition, we will provide further training of those individuals involved in technical accounting and reporting regarding financing arrangements and derivative instruments.

Changes in Internal Control over Financial Reporting

With the exception of changes described in Management’s Remediation Initiatives (above) which occurred subsequent to December 31, 2010, there have been no changes in the Company’s system of internal controls over financial reporting during the three month period ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010. However, in light of the material weakness described above, the Company subsequently performed additional analysis and other post closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.

McGladrey & Pullen LLP, our independent registered public accounting firm, has issued a report on the effectiveness of internal over financial reporting as of December 31, 2010, which report is included herein at pages 54 and 55.

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

Director and Executive Officer Information

Information regarding those directors serving unexpired terms and our current Executive Officers, as such term is defined in Regulation S-K under the Exchange Act, all of whom are currently serving open-ended terms, including their respective ages, the year in which each first joined the Company and their principal occupations or employment during the past five years, is provided below:

		Year
		Joined
Name	Age	Emisphere	Position with the Company

Michael R. Garone(1)(2)	52	2007	Vice President, Interim Chief Executive Officer, Chief Financial Officer and Corporate Secretary
M. Gary I. Riley DVM, PhD	68	2007	Vice President of Non-Clinical Development and Applied Biology
Nicholas J. Hart	46	2008	Vice President Strategy and Development
John D. Harkey, Jr.	50	2006	Class I Director
Mark H. Rachesky, M.D.	52	2005	Class III Director
Timothy G. Rothwell	60	2009	Class I Director
Michael Weiser, M.D.	48	2005	Class III Director

(1)	On February 28, 2011, Michael V. Novinski resigned as a director of the Company and from his position as President and Chief Executive Officer of the Company.

(2)	On February 28, 2011, Michael R. Garone was appointed as Interim Chief Executive Officer of the Company.

Michael R. Garone joined Emisphere in 2007 as Vice President and Chief Financial Officer. Mr. Garone has also served as the Company’s Corporate Secretary since October 2008. Mr. Garone previously served as Interim Chief Executive Officer and Chief Financial Officer of Astralis, Ltd. (OTCBB: ASTR.OB). Prior to that, Mr. Garone was with AT&T (NYSE: T) for 20 years, where he held several positions, including Chief Financial Officer of AT&T Alascom. Mr. Garone received an MBA from Columbia University and a BA in Mathematics from Colgate University. On February 28, 2011, Michael R. Garone was appointed as Interim Chief Executive Officer of the Company.

John D. Harkey, Jr. has been a director of the Company since April 2006. Mr. Harkey is Chairman and Chief Executive Officer of Consolidated Restaurant Companies, Inc. Mr. Harkey currently serves on the Board of Directors and Audit Committees of Leap Wireless International, Inc. (NASDAQ: LEAP), Loral Space & Communications, Inc. (NASDAQ: LORL), Energy Transfer Equity, LP (NYSE: ETE), the Board of Directors for the Baylor Health Care System Foundation and serves as Chairman of the Board of Regency Energy Partners (NASDAQ: RGNC). Mr. Harkey also serves on the President’s Development Council of Howard Payne University, the Executive Board of Circle Ten Council of the Boy Scouts of America and is a member of the Young Presidents’ Organization. Mr. Harkey obtained a B.B.A. in honors and a J.D. from the University of Texas at Austin and an M.B.A. from Stanford University School of Business. Mr. Harkey’s entrepreneurial background, his qualification as a financial expert, and his business and leadership experiences in a range of different industries make him an asset to our Board of Directors.

Mark H. Rachesky, M.D. has been a director of the Company since 2005. Dr. Rachesky is the co-founder and President of MHR Fund Management LLC and affiliates, investment managers of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments. Dr. Rachesky is currently the Non-Executive Chairman of the Board of Loral Space & Communications Inc. (NASDAQ:LORL), Leap Wireless International, Inc. (NASDAQ: LEAP) and Telesat Canada and is a member of the Board of Directors of Lions Gate Entertainment Corp. (NYSE: LGF) and Nationshealth, Inc. (formerly quoted on OTCBB:NHRX). He formerly served on the Board of Directors of Neose Technologies, Inc (NASDAQ: NTEC). Dr. Rachesky is a graduate of Stanford University School of Medicine and Stanford University School of Business. Dr. Rachesky graduated from the University of Pennsylvania with a major in Molecular Aspects of Cancer. Dr. Rachesky’s extensive investing and financial background, his thorough knowledge of capital markets and his training as an M.D., make him an asset to our Board of Directors.

Timothy G. Rothwell, has been a director since November 2009. Mr. Rothwell is the former Chairman of Sanofi-Aventis U.S. From February 2007 to March 2009, Mr. Rothwell served as Chairman of Sanofi-Aventis U.S. From September 2004 to February 2007, Mr. Rothwell was President and Chief Executive Officer of the company, overseeing all domestic commercial operations as well as coordination of Industrial Affairs and Research and Development activities. From May 2003 to September 2004, Mr. Rothwell was President and Chief Executive Officer of Sanofi-Synthelabo, Inc. and was instrumental in the formation of Sanofi-Aventis U.S. in 2004. Prior to that, from June 1998 to May 2003, he served in various capacities at Pharmacia, including as President of the company’s Global Prescription Business. From January 1995 to January 1998, Mr. Rothwell served as worldwide President of Rhone-Poulenc Rorer Pharmaceuticals and President of the company’s Global Pharmaceutical Operations. In his long career, Mr. Rothwell has also served as Chief Executive Officer of Sandoz Pharmaceuticals, Vice President, Global Marketing and Sales at Burroughs Wellcome, and Senior Vice President of Marketing and Sales for the U.S. for Squibb Corporation. Mr. Rothwell holds a Bachelor of Arts from Drew University and earned his J.D. from Seton Hall University. He formerly served on the PhRMA Board of Directors, as well as the Institute of Medicine’s Evidence-Based Medicine roundtable, the CEO Roundtable on Cancer, the Healthcare Businesswomen’s Association Advisory Board, the Board of Trustees for the Somerset Medical Center Foundation, the Board of Trustees for the HealthCare Institute of New Jersey, and as a Trustee of the Corporate Council for America’s Children at the Children’s Health Fund. Presently, he is Chairman of the Board of New American Therapeutics, and he serves on the Board of Directors of Agenus (NASDAQ: AGEN), the Board of Visitors for Seton Hall Law School, and the PheoPara Alliance, a nonprofit 501(c)3 organization. Mr. Rothwell’s broad business and leadership experiences in the pharmaceutical industry and his affiliations with industry, educational and healthcare related organizations make him an asset to our Board of Directors.

Michael Weiser, M.D., Ph.D. has been a director of the Company since 2005. Dr. Weiser is currently founder and co-chairman of Actin Biomed, a New York based healthcare investment firm advancing the discovery and development of novel treatments for unmet medical needs. Prior to joining Actin Biomed, Dr. Weiser was the Director of Research at Paramount BioCapital where he was responsible for the scientific, medical and financial evaluation of biomedical technologies and pharmaceutical products under consideration for development. Dr. Weiser completed his Ph.D. in Molecular Neurobiology at Cornell University Medical College and received his M.D. from New York University School of Medicine. He performed his post-graduate medical training in the Department of Obstetrics and Gynecology at New York University Medical Center. Dr. Weiser also completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience at New York University School of Medicine and received his B.A. in Psychology from University of Vermont. Dr. Weiser is a member of The National Medical Honor Society, Alpha Omega Alpha, American Society of Clinical Oncology, American Society of Hematology and Association for Research in Vision and Ophthalmology. In addition, Dr. Weiser has received awards for both academic and professional excellence and is published extensively in both medical and scientific journals. Dr. Weiser currently serves on the board of directors of Chelsea Therapeutics International, and Ziopharm Oncology, Inc. as well as several privately held companies. Dr. Weiser has an M.D. and a Ph.D., and his scientific, business and financial experiences, as well as his knowledge of the healthcare industry, capital markets, pharmaceutical products and biomedical technology development make him an asset to our Board of Directors.

Nicholas J. Hart, joined Emisphere in July 2008 as Vice President, Strategy and Development. Immediately before joining the Company, Mr. Hart was Leader of the Contraception Therapy Area and a member of the Corporate Executive Leadership Team at Organon, part of Schering Plough Corporation. While at Organon, he served as Senior Director/Executive Director of Marketing of the Women’s Healthcare Franchise; Director of CNS Marketing, and Associate Director of Specialty Products. Prior to Organon, Mr. Hart held various marketing and sales positions with Novartis, Sankyo Parke Davis Pharmaceuticals, and Bristol-Myers Squibb Company. After graduating from the United States Military Academy at West Point, Mr. Hart received an MBA in Finance and International Business from New York University, Stern School of Business. He also served as a Field Artillery Officer in the United States Army.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and the rules of the SEC require our directors, Executive Officers and persons who own more than 10% of common stock to file reports of their ownership and changes in ownership of common stock with the SEC. Our employees sometimes prepare these reports on the basis of information obtained from each director and Executive Officer. Based on written representations of the Company’s directors and Executive Officers and on confirmation that no Form 5 was required to be filed, we believe that all reports required by Section 16(a) of the Exchange Act to be filed by its directors, Executive Officers and greater than ten (10%) percent owners during the last fiscal year were filed on time with the exception of Form 4 filings made on behalf of Michael R. Garone and M. Gary I. Riley on January 21, 2010.

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

Although it has no formal policy regarding stockholder nominees, the Governance and Nominating Committee believes that stockholder nominees should be viewed in substantially the same manner as other nominees. Stockholders may make a recommendation for a nominee by complying with the notice procedures set forth in our bylaws. The Governance and Nominating Committee will give nominees recommended by stockholders in compliance with these procedures the same consideration that it gives to any board recommendations. To date, we have not received any recommendation from stockholders requesting that the Governance and Nominating Committee (or any predecessor) consider a candidate for inclusion among the committee’s slate of nominees in the Company’s proxy statement.

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

The committee will also evaluate whether the nominee’s skills are complementary to the existing Board members’ skills; the board’s needs for operational, management, financial, technological or other expertise; and whether the individual has sufficient time to devote to the interests of Emisphere. The prospective board member cannot be a board member or officer at a competing company nor have relationships with a competing company. He/she must be clear of any investigation or violations that would be perceived as affecting the duties and performance of a director.

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

The Audit Committee

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table — 2010, 2009 and 2008

The following table sets forth information regarding the aggregate compensation Emisphere paid during 2010, 2009 and 2008 to our Principal Executive Officer, our Principal Financial Officer, and the two other highest paid Executive Officers:

						Option
Name and Principal		Salary	Bonus		Stock	Awards	All Other
Position(1)	Year	($)	($)		Awards ($)	($)(2)	Compensation($)		Total ($)

Michael V. Novinski(10),	2010	550,000	—		—	312,175	18,000	(4)	880,175
President and CEO	2009	550,000	—		—	239,759	18,000	(4)	807,759
	2008	554,231	357,123	(3)	—	—	18,000	(4)	929,354
Michael R. Garone,	2010	241,374	—		—	19,445	—		260,819
Chief Financial Officer,	2009	234,313	—		—	10,642	—		244,955
Corporate VP, and Corporate Secretary(5)(11)	2008	231,794	—		—	—	—		231,794
M. Gary I. Riley DVM, PhD,	2010	278,104	—		—	19,445	—		297,549
VP of Non-Clinical	2009	269,969	—		—	10,642	8,000	(7)	279,011
Development and	2008	267,039	40,000	(6)	—	—	14,000	(7)	321,039
Applied Biology(7)
Nicholas J. Hart,	2010	249,657	—		—	19,445	—		269,102
VP, Strategy and Development(8)	2009	242,880	—		—	10,642	—		253,522
	2008	104,308	16,872	(9)	—	173,550	—		294,730

(1)	Only two individuals other than the Principal Executive Officer and the Principal Financial Officer served as Executive Officers at the end of fiscal year 2010. As a result, the named executive officers, as defined in Regulation S-K, Item 402(a)(3), of the Company are as follows: Mr. Novinski, Mr. Garone, Mr. Riley and Mr. Hart.

(2)	Amounts shown in this column represent the aggregate grant date fair value of stock option awards granted during the respective year computed in accordance with Financial Accounting Standards Board ASC Topic 718. This compares to prior years, during which amounts in these columns have represented the expensed accounting value of such awards. The amounts for 2008 and 2009 have been recomputed (along with amounts in the Total column for such years) using the aggregate grant date fair value of stock option awards granted during both of those years. For assumptions used in the valuation of these awards please see Note 12 to our Financial Statements for the fiscal year ended December 31, 2010.

(3)	Mr. Novinski was paid a bonus in 2008 for performance in 2007 in accordance with the terms of his employment contract.

(4)	All other compensation for Mr. Novinski represents an allowance for the use of a personal automobile in accordance with the terms of his employment contract.

(5)	Mr. Garone was appointed Corporate Secretary effective October 24, 2008.

(6)	In accordance with the terms of his employment contract, Dr. Riley received a signing bonus, payable during 2008, when he joined the Company.

(7)	All other compensation for Mr. Riley represents payments for relocation expenses.

(8)	Mr. Hart accepted the position as Vice President, Strategy and Development effective July 28, 2008.

(9)	Mr. Hart received a signing bonus when he joined the Company.

(10)	On February 28, 2011, Michael V. Novinski resigned as a director of the Company and from his position as President and Chief Executive Officer of the Company.

(11)	On February 28, 2011, Michael R. Garone was appointed as Interim Chief Executive Officer of the Company.

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

In general, the Company operates in a marketplace where competition for talented executives is significant. The Company is engaged in the long-term development of its technology and of drug candidates, without the benefit of significant current revenues, and therefore its operations require it to raise capital in order to continue its activities. Our operations entail special needs and risks and require that the Company attempt to implement programs that promote strong individual and group performance and retention of excellent employees. The Company’s compensation program for named executive officers consists of cash compensation as base salary, medical, basic life insurance, long term disability, flexible spending accounts, paid time off, and defined contribution retirement plans as well as long term equity incentives offered through stock option plans. This program is developed in part by benchmarking against other companies in the biotechnology/pharmaceutical sectors, as well as by the judgment and discretion of our Board of Directors.

Employee salaries are benchmarked against Radford survey information. Radford is part of the Aon family brands. For more than 30 years, Radford has been a leading provider of compensation market intelligence to the high-tech and life sciences industries. Radford emphasizes data integrity and online access to data, tools and resources, as well as client service geared towards life sciences. Radford includes more than 2,000 participating companies globally. Their services offer full compensation consulting, reliable, current data analysis and reporting, customized data for competitive insight, and web access to data via the Radford Network.

Discussion and Analysis —

Objectives of the compensation and reward program — The biopharmaceutical marketplace is highly competitive and includes companies with far greater resources than ours. Our work involves the difficult, unpredictable, and often slow development of our technology and of drug candidates. Continuity of scientific knowledge, management skills, and relationships are often critical success factors to our business. The objectives of our compensation program for named executive officers is to provide competitive cash compensation, competitive health, welfare and defined contribution retirement benefits as well as long-term equity incentives that offer significant reward potential for the risks assumed and for each individual’s contribution to the long-term performance of the Company. Individual performance is measured against long-term strategic goals, short-term business goals, scientific innovation, regulatory compliance, new business development, development of employees, fostering of teamwork and other Emisphere values designed to build a culture of high performance. These policies and practices are based on the principle that total compensation should serve to attract and retain those executives critical to the overall success of Emisphere and are designed to reward executives for their contributions toward business performance that is designed to build and enhance stockholder value.

Elements of compensation and how they are determined — The key elements of the executive compensation package are base salary (as determined by the competitive market and individual performance), the executive long term disability plan and other health and welfare benefits and long-term incentive compensation in the form of periodic stock option grants. The base salary (excluding payment for accrued but unused vacation) for the named Executive Officers for 2010 ranged from $241,374 for its Vice President and Chief Financial Officer to $550,000 for its President and Chief Executive Officer. In determining the compensation for each named Executive Officer, the Company generally considers (i) data from outside studies and proxy materials regarding compensation of executive officers at companies believed to be comparable, (ii) the input of other directors and the President and Chief Executive Officer (other than for his own compensation) regarding individual performance of each named executive officer and (iii) qualitative measures of Emisphere’s performance, such as progress in the development of the Company’s technology, the engagement of corporate partners for the commercial development and marketing of products, effective corporate governance, fiscal responsibility, the success of Emisphere in raising funds necessary to conduct research and development, and the pace at which the Company continues to advance its technologies in various clinical trials. Our board of directors and Compensation Committee’s consideration of these factors is subjective and informal. However, in general, it has determined that the compensation for executive officers should be competitive with market data reflected within the 50th-75th percentile of biotechnology companies for corresponding senior executive positions. Compensation levels for 2009 were derived from the compensation plan set in 2006 and were based in part by information received from executive compensation consultants, Pearl Myer and Partners, based in New York, N.Y. Compensable factors benchmarked include market capitalization, head count and location. While the Company has occasionally paid cash bonuses in the past, there is no consistent annual cash bonus plan for named executive officers. When considering the compensation of the Company’s President and Chief Executive Officer, the Company receives information and analysis prepared or secured by the Company’s outside executive compensation experts and survey data prepared by human resources management personnel as well as any additional outside information it may have available.

The compensation program also includes periodic awards of stock options. The stock option element is considered a long-term incentive that further aligns the interests of executives with those of our stockholders and rewards long-term performance and the element of risk. Stock option awards are made at the discretion of the Board of Directors based on its subjective assessment of the individual contribution of the executive to the attainment of short and long-term Company goals, such as collaborations with partners, attainment of successful milestones under such collaborations and other corporate developments which advance the progress of our technology and drug candidates. Option grants, including unvested grants, for our named executive officers range from 115,000 for our Vice President, Chief Financial Officer and Corporate Secretary; Vice President of Non-Clinical Development and Applied Biology; and Vice President, Strategy and Development, to 1,600,000 for President and Chief Executive Officer as indicated in the accompanying tables. Stock option grants to named executive officers in 2010 were made in connection with the annual compensation review. With the exception of grants made to the Company’s President and Chief Executive Officer (described in Part III, Item 13 “Certain Relationships, Related Transactions and Director Independence”), the Company’s policy with respect to stock options granted to executives is that grant prices should be equal to the fair market value of the common stock on the date of grant, that employee stock options should generally vest over a three to five-year period and expire in ten years from date of grant, and that options previously granted at exercise prices higher than the current fair market value should not be re-priced. Once performance bonuses or awards are issued, there are currently no policies in place to reduce, restate or otherwise adjust awards if the relevant performance measures on which they are based are restated or adjusted. The Company has no policy to require its named executive officers to hold any specific equity interest in the Company. The Company does not offer its named executive officers any nonqualified deferred compensation, a defined benefit pension program or any post retirement medical or other benefits.

Section 162(m) of the Internal Revenue Code of 1986, as amended, provides that compensation in excess of $1,000,000 paid to the Chief Executive Officer or to any of the other four most highly compensated executive officers of a publicly held company will not be deductible for federal income tax purposes, unless such compensation is paid pursuant to one of the enumerated exceptions set forth in Section 162(m). The Company’s primary objective in designing and administering its compensation policies is to support and encourage the achievement of the Company’s long-term strategic goals and to enhance stockholder value. In general, stock options granted under the Company’s 2000 Plan and 2007 Plan are intended to qualify under and comply with the “performance based compensation” exemption provided under Section 162(m) thus excluding from the Section 162(m) compensation limitation any income recognized by executives at the time of exercise of such stock options. Because salary and bonuses paid to our Chief Executive Officer and four most highly compensated executive officers have been below the $1,000,000 threshold, the Compensation Committee has elected, at this time, to retain discretion over bonus payments, rather than to ensure that payments of salary and bonus in excess of $1,000,000 are deductible. The Compensation Committee intends to review periodically the potential impacts of Section 162(m) in structuring and administering the Company’s compensation programs.

Grants of Plan-Based Awards — 2010

The following table sets forth information regarding grants of plan-based awards in 2010:

	All Other
		Option
		Awards:	Exercise or
		Number of	Base Price of
		Securities	Option	Grant Date
		Underlying	Awards	Fair Value of
Name	Grant Date	Options (#)	($/Sh)	Option Awards

Michael V. Novinski(1),	3/10/2010	300,000	$1.34	$312,175
President and CEO
Michael R. Garone, VP,	1/19/2010	20,000	1.25	19,445
Chief Financial Officer, Corporate VP
and Corporate Secretary(2)
M. Gary I. Riley DVM,	1/19/2010	20,000	1.25	19,445
PhD. VP, Non-Clinical Development and Applied Biology
Nicholas J. Hart,	1/19/2010	20,000	1.25	19,445
Vice President, Strategy and Development

(1)	On February 28, 2011, Michael V. Novinski resigned as a director of the Company and from his position as President and Chief Executive Officer of the Company

(2)	On February 28, 2011, Michael R. Garone was appointed as Interim Chief Executive Officer of the Company.

Outstanding Equity Awards at Fiscal Year-End — 2010

The following table sets forth information as to the number and value of unexercised options held by the Executive Officers named above as of December 31, 2010. There are no outstanding stock awards with executive officers:

				Equity
				Incentive
		Number of		Plan Awards:
	Number of	Securities		Number of
	Shares	Underlying		Securities
	Underlying	Unexercised		Underlying
	Unexercised	Unearned		Unexercised	Option	Option
	Options (#)	Options (#)		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date

Michael V. Novinski(6),	500,000	—		—	$3.19	4/6/2017
President and CEO	500,000	—		—	$6.38	4/6/2017
	300,000	—		—	$0.93	5/15/2019
	200,000	100,000	(1)	—	$1.34	3/10/2020
Michael R. Garone, VP,	45,000	30,000	(2)		$4.03	8/29/2017
Chief Financial Officer,	5,000	15,000	(3)	—	$0.62	4/12/2019
Corporate VP	—	20,000	(4)	—	$1.25	1/19/2020
and Corporate Secretary(7)
M. Gary I. Riley DVM,	75,000	—			$4.02	11/6/2017
PhD. VP, Non-Clinical	5,000	15,000	(3)	—	$0.62	4/12/2019
Development and Applied Biology	—	20,000	(4)	—	$1.25	1/19/2020
Nicholas J. Hart,	30,000	45,000	(5)		$2.71	7/14/2018
Vice President, Strategy	5,000	15,000	(3)	—	$0.62	4/12/2019
and Development	—	20,000	(4)	—	$1.25	1/19/2020

(1)	100,000 exercisable as of 12/31/2011

(2)	15,000 exercisable as of 8/29/2011 and 8/29/2012, respectively

(3)	5,000 exercisable as of 4/12/2011; 10,000 exercisable as of 4/12/2012

(4)	5,000 exercisable as of 1/19/2011 and 1/19/2012, respectively and 10,000 exercisable as of 1/19/2013

(5)	15,000 exercisable as of 7/14/2011, 7/14/2012 and 7/14/2013, respectively

(6)	On February 28, 2011, Michael V. Novinski resigned as a director of the Company and from his position as President and Chief Executive Officer of the Company

(7)	On February 28, 2011, Michael R. Garone was appointed as Interim Chief Executive Officer of the Company.

Option Exercises and Stock Vested — 2010

There were no stock options exercised by Executive Officers during 2010.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Dr. Weiser and Dr. Rachesky. No member of the Compensation Committee is or has ever been an executive officer or employee of our company (or any of its subsidiaries) and no “compensation committee interlocks” existed during fiscal year 2010. For further information about our processes and procedures for the consideration and determination of executive and director compensation, please see “Executive Compensation — Compensation Discussion and Analysis.”

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

On January 6, 2010, with the approval of the Audit Committee of the Company, the Company engaged M&P to act as its independent registered public accounting firm. During the years ended December 2007, and 2008, respectively, in the subsequent interim periods through January 5, 2010, neither the Company nor anyone acting on its behalf had consulted with M&P on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

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

During the 2010 Fiscal Year, the Audit Committee of the Board of Directors reviewed and assessed:

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

Based upon the review and discussions referenced above, the Audit Committee, as comprised at the time of the review and with the assistance of the Company’s Chief Financial Officer, recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and be filed with the SEC.

The Members of the Audit Committee

John D. Harkey, Jr. (Chairman)
Timothy G. Rothwell
Michael Weiser, M.D.

Compensation of Non-Employee Directors

A director who is a full-time employee of the Company receives no additional compensation for services provided as a director. It is the Company’s policy to provide competitive compensation and benefits necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align their interests with those of stockholders. The following represents the compensation of the non-employee members of the Board of Directors:

•	Prior to June 24, 2009, each non-employee director received, on the date of each regular annual stockholder’s meeting, a stock option to purchase 7,000 shares of our common stock under the 2007 Plan. The stock options vest on the six month anniversary of the grant date provided the director continuously serves as a director from the grant date through such vesting date. Notwithstanding the foregoing, any director who holds any stock options granted before April 1, 2004 which remain unvested was ineligible to receive the annual 7,000-share stock option grant described in this paragraph unless and until all such prior options had vested. Stock options granted in 2009 have a stated expiration date of ten years after the date of grant, and are subject to accelerated vesting upon a change in control of Emisphere. If the holder of an option ceases to serve as a director, all previously granted options may be exercised to the extent vested within six months after termination of directorship (one year if the termination is by reason of death), except that, after April 1, 2004 (unless otherwise provided in an option agreement), if a director becomes an “emeritus director” of Emisphere immediately following his Board service, the vested options may be exercised for six months after termination of service as an “emeritus director.” All unvested options expire upon termination of service on the Board of Directors.

•	On May 15, 2009, in recognition of the roles and responsibilities of the Board of Directors and current market data, the non-employees members of the Board of Directors’ compensation was revised to include a special one-time grant of 50,000 options to purchase shares of common stock granted on May 15, 2009, an annual retainer of $35,000, payable quarterly in cash, and an annual stock option grant of 40,000 options to purchase shares of common stock. The annual stock option grants are granted each year on the date of the annual meeting of stockholders of the Company. The director must be an eligible director on the dates the retainers are paid and the stock options are granted. The options subject to the special one-time stock option grant and annual stock option grant would vest over three years in equal amounts on each anniversary of the grant date provided the director continuously serves as a director from the grant date through such vesting date, subject to accelerated vesting upon a change in control of Emisphere. Such options, once vested, remain exercisable through the period of the option term.

•	All newly appointed directors shall receive an initial stock option grant on the date of appointment of 50,000 options to purchase shares of common stock. The options subject to such initial stock option grant vest over three years in equal amounts on each anniversary of the grant date provided the director continuously serves as a director from the grant date through such vesting date, subject to accelerated vesting upon a change in control of Emisphere. Such options, once vested, remain exercisable through the period of the option term.

•	On May 15, 2009, Messrs. Weiser, Harkey and Rachesky received a one-time special stock option grant of 25,000 shares of common stock and a one-time fee of $10,000 in recognition for their length of service on the Board of Directors. The options subject to these one-time stock option grants vest over three years in equal amounts on each anniversary of the grant date provided the director continuously serves as a director from the grant date through such vesting date, subject to accelerated vesting upon a change in control of Emisphere. Such options, once vested, remain exercisable through the period of the option term.

•	Additional committee and chairperson fees are paid as follows:

•	$10,000 audit committee chairperson fee;

•	$2,500 audit committee member fee;

•	$5,000 compensation committee chairperson fee;

•	$1,000 compensation committee member fee;

•	$2,500 governance and nominating committee chairperson fee; and

•	$500 governance and nominating committee member fee.

The director must be an eligible director on the dates such fees are paid.

Director Compensation Table — 2010

The table below represents the compensation paid to our non-employee directors during the year ended December 31, 2010:

	Fees Earned	Stock	Option	All Other
	or Paid	Awards	Awards	Compensation	Total
Name	in Cash ($)	($)(1)	($)(1)	($)	($)

John D. Harkey, Jr.	45,000	—	36,940	—	81,940
Mark H. Rachesky, M.D.	36,500	—	36,940	—	73,440
Timothy G. Rothwell	33,958	—	36,940	—	70,898
Michael Weiser, M.D.	45,000	—	36,940	—	81,940

(1)	The value listed in the above table represents the fair value of the options recognized as expense under FASB ASC Topic 718 during 2010, including unvested options granted before 2010 and those granted in 2010. Fair value is calculated as of the grant date using the Black-Scholes-Model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in note 12 to our audited financial statements for the year ended December 31, 2010.

The following table summarizes the aggregate number of option awards and stock awards held by each non-employee director at December 31, 2010.

	Option Awards						Stock Awards
				Equity
				Incentive Plan
				Awards:
		Number of		Number of			Number of	Market
	Number of	Securities		Securities			Shares of	Value of
	Securities	Underlying		Underlying			Units of	Shares or
	Underlying	Unexercised		Unexercised			Stock That	Units of
	Unexercised	Unearned		Unearned	Option	Option	Have not	Stock That
	Options (#)	Options (#)		Options	Exercise	Expiration	Vested	Have not
Name	Exercisable	Unexercisable		(#)	Price ($)	Date	(#)	Vested ($)

John D. Harkey, Jr.	7,000	—		—	8.97	5/26/2016	—	—
	7,000	—		—	3.76	4/20/2017
	7,000	—		—	3.79	8/8/2018
	25,000	50,000	(1)	—	0.93	5/15/2019
		40,000	(2)	—	1.20	9/16/2020
Mark H. Rachesky, M.D.	7,000	—		—	3.76	4/20/2017	—	—
	7,000	—		—	3.79	8/8/2018
	25,000	50,000	(1)	—	0.93	5/15/2019
		40,000	(2)	—	1.20	9/16/2020
Michael Weiser, M.D.	7,000	—		—	8.97	5/26/2016	—	—
	7,000	—		—	3.76	4/20/2017
	7,000	—		—	3.79	8/8/2018
	25,000	50,000	(1)	—	0.93	5/15/2019
		40,000	(2)	—	1.20	9/16/2020
Timothy G. Rothwell	16,666	33,334	(3)	—	0.70	11/5/2019	—	—
		40,000	(2)	—	1.20	9/16/2020

(1)	25,000 exercisable as of 5/15/2011 and 5/15/2012, respectively.

(2)	13,333 exercisable as of 9/16/2011 and 9/16/2012, respectively and 13,334 exercisable as of 9/16/2013.

(3)	16,667 exercisable as of 11/5/2011 and 11/5/2012, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Available For Future Issuance Under Equity Plans

The following table provides information as of December 31, 2010 about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our Board of Directors under our existing equity compensation plans, including the 1991 Stock Option Plan, 1995 Stock Option Plan, 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan (collectively the “Plans”) the Stock Incentive Plan for Outside Directors and the Directors Deferred Compensation Plan:

	(a)		(c)
	Number of		Number of Securities
	Securities to be	(b)	Remaining Available for
	Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price	Equity Compensation Plans
	Outstanding	of Outstanding	(Excluding Securities
Plan Category	Options	Options	Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders
The Plans	3,055,866	$3.29	1,432,148
Stock Incentive Plan for Outside Directors	100,000	10.24	—
Directors Deferred Compensation Plan	—	—	—
Equity Compensation Plans not approved by Security Holders(1)	10,000	3.64	—

Total	3,165,866	$3.51	1,432,148

(1)	Our Board of Directors has granted options which are currently outstanding for a former consultant. The Board of Directors determines the number and terms of each grant (option exercise price, vesting and expiration date). These grants were made on 7/12/2002 and 7/14/2003.

Common Stock Ownership by Directors and Executive Officers and Principal Holders

Directors and Executive Officers

The following table sets forth certain information, as of March 1, 2011, regarding the beneficial ownership of the common stock by (i) each director, including the Director Nominees; (ii) each Executive Officer; (iii) all of our directors and Executive Officers as a group. Applicable percentage ownership is based on 52,076,602 shares of Common Stock outstanding as of March 1, 2011. The number of shares beneficially owned by each director or Executive Officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power (which includes power to vote, or direct the voting of, such security) or investment power (which includes power to dispose of, or direct the disposition of, such security). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into common stock within 60 days after March 1, 2011 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, all persons named as beneficial owners of common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned:

	Common Shares
	Beneficially Owned	Common Shares	Percent
Name and Address(a)	(b)	Underlying Options	Of Class

Michael R. Garone(e)	160,000	60,000	*
Gary Riley, DVM, Ph.D.	110,500	90,000	*
Nicholas J. Hart	45,000	45,000	*
Mark H. Rachesky, M.D.	30,046,645 (c)	15,863,420 (d)	44.2%
Timothy G. Rothwell	16,666	16,666	*
Michael Weiser, M.D.	49,775	46,000	*
John D. Harkey, Jr.	49,775	46,000	*
All directors and executive officers as a group	30,478,360	16,167,085	45.2%

*	Less than 1%

(a)	Unless otherwise specified, the address of each beneficial owner is c/o Emisphere Technologies, Inc., 240 Cedar Knolls Road, Suite 200, Cedar Knolls, New Jersey 07927.

(b)	The number of shares set forth for each Director and Executive Officer consists of direct and indirect ownership of shares, including stock options, deferred common share units, restricted stock and, in the case of Dr. Rachesky, shares of common stock that can be obtained upon conversion of convertible notes and exercise of warrants, as further described in footnotes (c) and (d) below.

(c)	This number consists of:

•	14,183,225 shares of common stock held for the accounts of the following entities:

•	5,006,013 shares held for the account of MHR Capital Partners Master Account LP (“Master Account”)

•	680,826 shares held for the account of MHR Capital Partners (100) LP (“Capital Partners (100)”)

•	2,412,718 shares held for the account of MHR Institutional Partners II LP (“Institutional Partners II”)

•	6,078,370 shares held for the account of MHR Institutional Partners IIA LP (“Institutional Partners IIA”)

•	5,298 shares held directly by Mark H. Rachesky, M.D.

•	6,923,667 shares of common stock that can be obtained by the following entities upon conversion of the Convertible Notes, including 355,653 shares of common stock issuable to the following entities as payment for accrued but unpaid interest on the Convertible Notes since the most recent interest payment date (December 31, 2010) through the date that is 60 days after March 1, 2011:

•	1,394,202 shares held by Master Account

•	190,660 shares held by Capital Partners (100)

•	1,517,005 shares held by Institutional Partners II

•	3,821,800 shares held by Institutional Partners IIA

•	8,900,753 shares of common stock that can be obtained by the following entities upon exercise of warrants:

•	2,122,000 shares held by Master Account

•	290,135 shares held by Capital Partners (100)

•	1,843,722 shares held by Institutional Partners II

•	4,644,896 shares held by Institutional Partners IIA

•	7,000 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $3.76 per share

•	7,000 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $3.79 per share

•	25,000 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $0.93 per share.

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

(d)	This number consists of (i) 6,923,667 shares of common stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon conversion of the Convertible Notes, (ii) 8,900,753 shares of common stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon exercise of warrants, (iii) 39,000 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options.

(e)	On February 28, 2011, Michael R. Garone was appointed as Interim Chief Executive Officer of the Company.

Principal Holders of Common Stock

The following table sets forth information regarding beneficial owners of more than five (5%) percent of the outstanding shares of Common Stock as of March 1, 2011:

	Number of Shares		Percent
Name and Address	Beneficially Owned		Of Class(a)

Bai Ye Feng 16A Li Dong Building No. 9 Li Yuen Street East Central, Hong Kong	5,014,665	(b)	9.36%
Mark H. Rachesky, M.D. 40 West 57th Street, 24th Floor New York, NY 10019	30,046,645	(c)	44.2%

(a)	Applicable percentage ownership is based on 52,076,602 shares of Common Stock outstanding as of March 1, 2011. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into Common Stock within 60 days after March 1, 2011 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Information based on Amendment Number 3 to Schedule 13-D filed with the SEC on February 14, 2008.

(b)	Information based on Mr. Feng’s Schedule 13-G/A filed with the SEC on February 8, 2011. Mr. Feng beneficially owns an aggregate of 5,014,665 shares of common stock, consisting of 3,220,665 shares of common stock held by Mr. Feng, warrants to purchase up to 1,500,000 shares of common stock held by Mr. Feng, and 294,000 shares of common stock held by Lighthouse Consulting Limited, a Hong Kong company of which Mr. Feng is a principal and therefore may be deemed to be the beneficial holder of the securities held by Lighthouse Consulting Limited.

(c)	Please refer to footnote “c” in the table under “Directors and Executive Officers” (above).

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transaction Approval Policy

In February 2007, our Board of Directors adopted a written related party transaction approval policy, which sets forth our Company’s polices and procedures for the review, approval or ratification of any transaction required to be reported in our filings with the SEC. The Company’s policy with regard to related party transactions is that all material transactions non-compensation related are to be reviewed by the Audit Committee for any possible conflicts of interest. The Compensation Committee will review all material transactions that are related to compensation. All related party transactions approved by either the Audit Committee or Compensation Committee shall be disclosed to the Board of Directors at the next meeting.

Employment Agreement with Michael V. Novinski, Former President and Chief Executive Officer

On April 6, 2007, the Company entered into an employment agreement with Michael V. Novinski, setting forth the terms and conditions of his employment as President and Chief Executive of the Company (the “Novinski Employment Agreement”). The Novinski Employment Agreement was for a term of three years, renewable annually thereafter. Effective February 25, 2011, the Company and Mr. Novinski mutually agreed not to renew the Novinski Employment Agreement, and Mr. Novinski resigned his employment with the Company. Under the Novinski Employment Agreement, Mr. Novinski received a base salary of $550,000 per year, less applicable local, state and federal withholding taxes. Mr. Novinski was also granted options to purchase 1,000,000 shares of the Company’s common stock; the exercise price for 500,000 of the shares was $3.19, the fair market value of the common stock on the date of grant, and the exercise price for the remaining 500,000 shares is equal to two times the fair market value of the common stock on the date of grant. At December 31, 2010, options to purchase 1,000,000 shares were vested. In addition, he was eligible for an annual cash bonus up to $550,000 (based on a full calendar year). In view of the Company’s current liquidity constraints, the Committee determined, and Mr. Novinski agreed, that he would be paid a $150,000 cash bonus pursuant to his employment agreement with the Corporation in respect of the Company’s 2009 fiscal year (the “2009 Performance Bonus”); additionally Mr. Novinski received a one-time grant of options to purchase 300,000 shares in connection with his compensation for 2009. However, given the Company’s current liquidity constraints, the Compensation Committee, with the consent of Mr. Novinski, agreed to defer the payment of the cash bonus until such time as the Company’s liquidity has stabilized and it has sufficient funding to pay it. The Committee also determined that Mr. Novinski would be paid a special one-time cash bonus of $150,000 in connection with the successful completion of a financing during 2009 (the “2009 Financing Bonus”). However, in light of the Company’s current liquidity constraints, Mr. Novinski and the Company also agreed to defer the payment of the $150,000 special cash bonus until such time as the Company’s liquidity has stabilized and it has sufficient funding to pay it.

In accordance with the Novinski Employment Agreement and the Separation and Release Agreement by and between the Company and Mr. Novinski dated as of February 25, 2011 (the “Separation Agreement”), the Company paid to Mr. Novinski the 2009 Performance Bonus and the 2009 Financing Bonus, accrued but unpaid vacation benefits, and the Company also agreed to pay its portion of Mr. Novinski’s COBRA health benefits for a certain period of time as further set forth therein. Mr. Novinski owns incentive stock options to purchase an aggregate of 1,600,000 shares of common stock, of which 1,500,000 have vested. The Separation Agreement also provides that Mr. Novinski’s 100,000 unvested stock options will continue to vest in accordance with Mr. Novinski’s underlying option agreements and that Mr. Novinski may exercise his vested stock options through April 6, 2012. Under the terms of the Separation Agreement, Mr. Novinski has agreed to provide consulting services to the Company for a period of 18 months and has also agreed to release the Company and certain affiliated parties from all claims and liabilities under federal and state laws arising from his relationship with the Company.

Agreement with M. Gary I. Riley, Vice President on Non-Clinical Development and Applied Biology

The Company has an agreement with M. Gary I. Riley (the “Riley Employment Agreement”) by which, in the event that there is a Change in Control (as defined in the Riley Employment Agreement) during Mr. Riley’s first twenty-four months of employment at Emisphere resulting in termination of employment during such twenty-four month period, a severance amount, equivalent to one year’s base salary (excluding bonus and relocation assistance), will be provided to the executive. In the event there is a Change in Control after Mr. Riley’s first twenty-four months of employment, a severance amount, equivalent to six month’s base salary, will be provided to him.

In addition, in the event that there is a Change in Control during Mr. Riley’s employment at Emisphere resulting in termination of employment, he shall receive, in addition to the options already vested and subject to approval by the Board of Directors, immediate vesting of all remaining options as set forth in the Plan.

Agreement with Nicholas J. Hart, Vice President, Strategy and Development

The Company has an agreement with Nicholas J. Hart (the “Hart Employment Agreement”) by which, in the event that there is a Change in Control (as defined in the Hart Employment Agreement) during Mr. Hart’s term of employment at Emisphere resulting in termination of employment, a severance amount, equivalent to six month’s base salary (excluding bonus) will be provided to Mr. Hart.

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

The Board of Directors has affirmatively determined that Mr. John D. Harkey, Jr., Dr. Mark H. Rachesky, Mr. Timothy G. Rothwell, and Dr. Michael Weiser are independent directors within the meaning of Rule 4200 of the NASDAQ Marketplace Rules. The independent directors meet in separate sessions at the conclusion of board meetings and at other times as deemed necessary by the independent directors, in the absence of Mr. Michael V. Novinski, the sole non-independent director. Dr. Carter resigned from the Board of Directors effective April 30, 2009. Mr. Berger resigned the Board of Directors effective October 23, 2009. Mr. Moch resigned from the Board of Directors effective November 10, 2009. On February 28, 2011, Michael V. Novinski resigned as a director of the Company and from his position as President and Chief Executive

Officer of the Company. None of the members of the Board of Directors currently serve as Chairman; leadership of the Board is provided through consensus of the directors. Matters are explored in Committee and brought to the full Board for discussion or action.

Committees of the Board of Directors

The Board of Directors has established an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. Each of the committees of the Board of Directors acts pursuant to a separate written charter adopted by the Board of Directors.

The Audit Committee is currently comprised of Mr. Harkey (chairman), Mr. Rothwell and Dr. Weiser. Mr. Rothwell became a member of the Audit Committee on January 6, 2010. All members of the Audit Committee are independent within the meaning of Rule 4200 of the NASDAQ Marketplace Rules. The Board of Directors has determined that Mr. Harkey is an “Audit Committee financial expert,” within the meaning of Item 401(h) of Regulation S-K. The Audit Committee’s responsibilities and duties are summarized in the report of the Audit Committee and in the Audit Committee charter which is available on our website (www.emisphere.com).

The Compensation Committee is currently comprised of Dr. Weiser (chairman) and Dr. Rachesky. All members of the Compensation Committee are independent within the meaning of Rule 4200 of the NASDAQ Marketplace Rules, non-employee directors within the meaning of the rules of the Securities and Exchange Commission and “outside” directors within the meaning set forth under Internal Revenue Code Section 162(m). The Compensation Committee’s responsibilities and duties are summarized in the report of the Compensation Committee and in the Compensation Committee charter also available on our website.

The Governance and Nominating Committee is currently comprised of Dr. Weiser (chairman) and Dr. Rachesky. All members of the Governance and Nominating Committee are independent within the meaning of Rule 4200 of the NASDAQ Marketplace Rules. The Governance and Nominating Committee’s responsibilities and duties are set forth in the Governance and Nominating Committee charter on our website. Among other things, the Governance and Nominating Committee is responsible for recommending to the board the nominees for election to our Board of Directors and the identification and recommendation of candidates to fill vacancies occurring between annual stockholder meetings.

The table below provides membership information for each committee of the Board of Directors during 2010:

Governance
Name	Board	Audit		Compensation		and Nominating

Michael V. Novinski(1)	X
Mark H. Rachesky, M.D.(2)	X			X		X
Michael Weiser, M.D.(2)	X	X		X	*	X *
John D. Harkey, Jr.(3)	X	X	*
Timothy G. Rothwell(3)	X	X

*	Chair

(1)	On February 28, 2011, Michael V. Novinski resigned as a director of the Company and from his position as President and Chief Executive Officer of the Company.

(2)	Class III directors: Term as director is expected to expire in 2011.

(3)	Class I directors: Term as director is expected to expire in 2012.

Board Involvement in Risk Oversight

Our Board of Directors is responsible for oversight of the Company’s risk assessment and management process. We believe risk can arise in every decision and action taken by the Company, whether strategic or operational. Our comprehensive approach is reflected in the reporting processes by which our management provides timely and fulsome information to the Board of Directors to support its role in oversight, approval and decision-making.

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

Meetings Attendance

During the 2010 fiscal year, our Board of Directors held 5 meetings. With the exception of Mr. Harkey, who attended 3 of 4 Audit Committee meetings held during 2010, each director attended 100 percent of the aggregate number of Board of Directors meetings and committee meetings of which he was a member that were held during the period of his service as a director.

The Audit Committee met 4 times during the 2010 fiscal year.

The Compensation Committee met 1 time during the 2010 fiscal year.

The Governance and Nominating Committee met 1 time during the 2010 fiscal year.

The Company does not have a formal policy regarding attendance by members of the Board of Directors at the Company’s annual meeting of stockholders, although it does encourage attendance by the directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by M&P for the audit of our annual financial statements for the years ended December 31, 2010 and December 31, 2009, respectively, and fees billed for other services rendered by M&P during the respective periods.

Type of Fees	2010	2009

Audit Fees(1)	231,000	150,000
Audit-Related Fees(2)	8,000	—
Tax Fees(3)	23,300	—

	262,300	150,000

(1)	Audit fees for 2010 and 2009 were for professional services rendered for the audit of the Company’s financial statements for the fiscal year, including attestation services required under Section 404 of the Sarbanes-Oxley Act of 2002, and reviews of the Company’s quarterly financial statements included in its Form 10-Q filings.

(2)	Audit related fees are for services related to our registration statement on Form S-1.

(3)	Tax consulting fees.

The Audit Committee has determined that the non-audit services provided by M&P during 2010 did not impair their independence. All decisions regarding selection of independent registered public accounting firms and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules.

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

The Audit Committee intends to select M&P to serve as independent registered public accounting firm for the fiscal year ending December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

A list of the financial statements filed as a part of this report appears on page 53.

(2) Financial Statement Schedules

Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Financial Statements.

(3) Exhibits

A list of the exhibits filed as a part of this report appears on pages 112 thru 116.

(b) See Exhibits listed under the heading “Exhibit Index” set forth on page 112.

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
Interim Chief Executive Officer and
Chief Financial Officer

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Michael R. Garone Michael R. Garone	(Principal Executive Officer and Principal Financial and Accounting Officer)	March 31, 2011

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	March 31, 2011

/s/ Mark H. Rachesky, M.D. Mark H. Rachesky, M.D.	Director	March 31, 2011

/s/ Timothy G. Rothwell Timothy G. Rothwell	Director	March 31, 2011

/s/ Michael Weiser, M.D. Michael Weiser, M.D.	Director	March 31, 2011

EXHIBIT INDEX

		Incorporated
		by Reference
Exhibit		(1)

3.1	Amended and restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007	R
3.2(a)	Bylaws of Emisphere Technologies, Inc., as amended December 7, 1998 and September 26, 2005	A, L
3.2(b)	Amendment to the Bylaws, as amended, of Emisphere Technologies, Inc.	V
4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC	P
10.1(a)	1991 Stock Option Plan, as amended	F	(2)
10.1(b)	Amendment to the 1991 Stock Option Plan	Q	(2)
10.2(a)	Stock Incentive Plan for Outside Directors, as amended	C	(2)
10.2(b)	Amendment to the Amended and Restated Stock Incentive Plan for Outside Directors	Q	(2)
10.3(a)	Directors Deferred Compensation Stock Plan	E	(2)
10.3(b)	Amendment to the Directors Deferred Compensation Stock Plan	Q	(2)
10.4(a)	Employee Stock Purchase Plan, as amended	B	(2)
10.4(b)	Amendment to Emisphere Technologies, Inc. Employee Stock Purchase Plan	H	(2)
10.5	Non-Qualified Employee Stock Purchase Plan	B	(2)
10.6(a)	1995 Non-Qualified Stock Option Plan, as amended	B	(2)
10.6(b)	Amendment to the 1995 Non-Qualified Stock Option Plan	Q	(2)
10.7(a)	Emisphere Technologies, Inc. 2000 Stock Option Plan	G	(2)
10.7(b)	Amendment to Emisphere Technologies, Inc. 2000 Stock Option Plan	Q	(2)
10.8(a)	Emisphere Technologies, Inc. 2002 Broadbased Stock Option Plan	H	(2)
10.8(b)	Amendment to Emisphere Technologies, Inc. 2002 Broadbased Stock Option Plan	Q	(2)
10.9	Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	R	(2)
10.10	Amended and Restated Employment Agreement, dated April 28, 2005, between Michael M. Goldberg and Emisphere Technologies, Inc.	N	(2)
10.11	Stock Option Agreements, dated January 1, 1991, February 15, 1991, December 1, 1991, August 1, 1992 and October 6, 1995 between Michael M. Goldberg and Emisphere Technologies, Inc.	B	(2)(3)
10.12	Stock Option Agreement, dated July 31, 2000, between Michael M. Goldberg and Emisphere Technologies, Inc.	G	(2)
10.13	Employment Agreement dated April 6, 2007 between Michael V. Novinski and Emisphere Technologies, Inc.	S	(2)
10.14	Nonqualified Stock Option Agreement dated April 6, 2007 between Michael V. Novinski and Emisphere Technologies, Inc.	R	(2)
10.15	Incentive Stock Option Agreement dated February 12, 2007 between Lewis H. Bender and Emisphere Technologies, Inc.	R	(2)
10.16	Form of Nonqualified Stock Option Agreement	R	(2)
10.17	Form of Incentive Stock Option Agreement	R	(2)
10.18	Form of Restricted Stock Option Agreement	R	(2)
10.23	Research Collaboration and Option Agreement dated as of December 3, 1997 between Emisphere Technologies, Inc. and Novartis Pharma AG	D	(3)
10.24	License Agreement dated as of September 23, 2004 between Emisphere Technologies, Inc. and Novartis Pharma AG, as amended on November 4, 2005	J	(3)

Incorporated
by Reference
Exhibit		(1)

10.25(a)	Research Collaboration Option and License Agreement dated December 1, 2004 by and between Emisphere Technologies, Inc. and Novartis Pharma AG	J	(3)
10.25(b)	Convertible Promissory Note due December 1, 2009 issued to Novartis Pharma AG	J	(3)
10.25(c)	Registration Rights Agreement dated as of December 1, 2004 between Emisphere Technologies, Inc. and Novartis Pharma AG	J
10.26	Development and License Agreement between Genta Incorporated and Emisphere Technologies, Inc., dated March 22, 2006	O
10.27(a)	Senior Secured Loan Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005, as amended on November 11, 2005	L
10.27(b)	Investment and Exchange Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.27(c)	Pledge and Security Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.27(d)	Registration Rights Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.27(e)	Amendment No. 1 to the Senior Secured Term Loan Agreement, dated November 11, 2005	M
10.27(f)	Form of 11% Senior Secured Convertible Note	L
10.27(g)	Form of Amendment to 11% Senior Secured Convertible Note	R
10.28	Warrant dated as of September 23, 2005 between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	Q
10.29	Warrant dated as of September 23, 2005 between Emisphere Technologies, Inc. and MHR Capital Partners (500) LP	Q
10.30	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	Q
10.31	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	Q
10.32	Warrant adjustment notice between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP, MHR Capital Partners Master Account, LP (formerly MHR Capital Partners (500) LP), MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners (100) LP and MHR Capital Partners Master Account LP	W
10.33	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and SF Capital Partners, Ltd.	W
10.34	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Option Opportunities Corp.	W
10.35	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Option Opportunities Corp.	W
10.36	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Montaur Capital/Platinum Life Montaur Life Sciences Fund I LLC	W
10.37	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	W
10.38	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	W
10.39	Emisphere Technologies, Inc. — Mankind Corporation Patent Purchase Agreement, dated February 8, 2008	X
10.40	Development and License Agreement, dated as of June 21, 2008, between Emisphere Technologies, Inc. and Novo Nordisk AS.	Y	(3)

Incorporated
by Reference
Exhibit		(1)

10.41	Lease Termination Agreement, date April 29,2009, between Emisphere Technologies, Inc. and BMR-LANDMARK AT EASTVIEW LLC	Z
10.42	Form of Non-Employee Director Non-Qualified Stock Option Agreement	AA (2)
10.43	Placement Agency Agreement dated as of August 19, 2009, Between Emisphere Technologies, Inc. and Rodman & Renshaw, LLC	BB
10.44	Securities Purchase Agreement dated as of August 19, 2009, between Emisphere Technologies and the Purchasers named therein	BB
10.45	Securities Purchase Agreement dated as of August 19, 2009, between Emisphere Technologies and MHR Fund Management, LLC	BB
10.46	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	CC
10.47	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	CC
10.48	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	CC
10.49	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	CC
10.50	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Rodman & Renshaw, LLC	CC
10.51	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Benjamin Bowen	CC
10.52	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Noam Rubinstein	CC
10.53	Warrant adjustment notice between Emisphere Technologies, Inc. and Elan International Services, Ltd. dated October 20, 2009	CC
10.54	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated November 25, 2009	EE
10.55	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated February 23, 2010	EE
10.56	Form of Incentive Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	FF
10.57	Form of Non-Qualified Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	FF
10.58	Letter Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated June 8, 2010	GG
10.59	Form of Emisphere Technologies, Inc. Reimbursement Note	GG
10.60	Form of Emisphere Technologies, Inc. Second Reimbursement Note	GG
10.61	Research Master Agreement and Amendment by and between Emisphere Technologies, Inc. and Novartis Pharma AG, effective as of June 4, 2010	HH (3)
10.62	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 25, 2010	II
10.63	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the MHR Buyers named therein, dated August 25, 2010	II
10.64	Waiver Agreement, by and among Emisphere Technologies, Inc. and MHR, dated August 25, 2010	II

Incorporated
by Reference
Exhibit		(1)

10.65	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 26, 2010	JJ
10.66	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Bai Ye Feng	JJ
10.67	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP	JJ
10.68	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Iroquois Master Fund, Ltd.	JJ
10.69	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Hudson Bay Master Fund Ltd.	JJ
10.70	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Cranshire Capital, L.P.	JJ
10.71	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP	JJ
10.72	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	JJ
10.73	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	JJ
10.74	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	JJ
10.75	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	JJ
10.76	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	JJ
10.77	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	JJ
10.78	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	JJ
10.79	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	JJ
10.80	Development and License Agreement, dated December 20, 2010, between Emisphere Technologies, Inc. and Novo Nordisk A/S	KK (4)
14.1	Emisphere Technologies, Inc. Code of Business Conduct and Ethics	I
16.1	Letter from PricewaterhouseCoopers LLP to the Securities Exchange Commission dated January 11, 2010	DD
23.1	Consent of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP	*
23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(1)	If not filed herewith, filed as an exhibit to the document referred to by letter as follows:

A.	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999

B.	Annual Report on Form 10-K for the fiscal year ended July 31, 1995

C.	Annual Report on Form 10-K for the fiscal year ended July 31, 1997

D.	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997

E.	Annual Report on Form 10-K for the fiscal year ended July 31, 1998

F.	Annual Report on Form 10-K for the fiscal year ended July 31, 1999

G.	Annual Report on Form 10-K for the fiscal year ended July 31, 2000

H.	Registration statement on Form S-8 dated and filed on November 27, 2002

I.	Annual Report on Form 10-K for the year ended December 31, 2003

J.	Registration on Form S-3/A dated and filed February 1, 2005

K.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005

L.	Current Report on Form 8-K, filed September 30, 2005

M.	Current Report on Form 8-K, filed November 14, 2005

N.	Current Report on Form 8-K filed May 4, 2005

O.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006

P.	Current Report on Form 8-K, filed April 10, 2006

Q.	Annual Report on Form 10-K for the fiscal year ended December 31, 2006

R.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007

S.	Current Report on Form 8-K, filed April 11, 2007

T.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007

U.	Current Report on Form 8-K, filed June 29, 2007

V.	Current Report on Form 8-K, filed September 14, 2007

W.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007

X.	Annual Report on Form 10-K for the fiscal year ended December 31, 2007

Y.	Current Report on Form 8-K, filed August 11, 2008

Z.	Current Report on Form 8-K, filed May 5, 2009

AA.	Current Report on Form 8-K, filed May 21, 2009

BB.	Current Report on Form 8-K, filed August 20, 2009

CC.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009

DD.	Current Report on Form 8-K, filed January 12, 2010

EE.	Annual Report on Form 10-K for the fiscal year ended December 31, 2009

FF.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010

GG.	Current Report on Form 8-K, filed June 8, 2010

HH.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010

II.	Current Report on Form 8-K, filed August 25, 2010

JJ.	Registration Statement on Form S-1, filed on September 15, 2010

KK.	Current Report on Form 8-K, filed on December 21, 2010

(2)	Management contract or compensatory plan or arrangement

(3)	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

(4)	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.