Form 10-Q
period 2011-03-31
EMISPHERE TECHNOLOGIES INC
filed 2011-05-10
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 1, 2011 was 52,076,602.

EMISPHERE TECHNOLOGIES, INC.
     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I
ITEM 1. FINANCIAL STATEMENTS
EMISPHERE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,513	$5,326
Accounts receivable, net	13	14
Inventories	260	260
Prepaid expenses and other current assets	539	496

Total current assets	2,325	6,096
Equipment and leasehold improvements, net	72	82
Purchased technology, net	778	838
Restricted cash	260	260

Total assets	$3,435	$7,276

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$1,174	$2,954
Derivative instruments
Related party	8,952	17,293
Others	2,717	5,647
Contract termination liability, current	234	435
Restructuring accrual, current	150	300
Other current liabilities	37	35

Total current liabilities	13,264	26,664
Notes payable, including accrued interest and net of related discount, related party	21,665	20,385
Deferred revenue	31,549	31,535
Derivative instrument related party	7,771	11,166
Deferred lease liability and other liabilities	36	46

Total liabilities	74,285	89,796

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 52,366,334 shares (52,076,602 outstanding) as of March 31, 2011 and issued 52,178,834 shares (51,889,102 outstanding) as December 31, 2010	524	522
Additional paid-in-capital	402,522	401,853
Accumulated deficit	(469,944)	(480,943)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(70,850)	(82,520)

Total liabilities and stockholders’ deficit	$3,435	$7,276

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENT OF OPERATIONS
For the three months ended March 31, 2011 and 2010
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2011	2010
Net Sales	$—	$12

Costs and expenses:
Research and development	529	562
General and administrative expenses	1,451	2,334
Restructuring costs	—	50
Gain on disposal of fixed assets	—	(1)
Depreciation and amortization	70	75

Total costs and expenses	2,050	3,020

Operating loss	(2,050)	(3,008)
Other non-operating income (expense):
Other income	23	3
Change in fair value of derivative instruments
Related party	11,736	(9,120)
Other	2,581	(4,847)
Interest expense
Related party	(1,280)	(65)
Other	(11)	(222)

Total other non-operating income (expense)	13,049	(14,251)

Net income (loss)	$10,999	$(17,259)
Net income (loss) per share, basic	$0.21	$(0.41)

Net income (loss) per share, diluted	$0.19	$(0.41)

Weighted average shares outstanding, basic	52,051,602	42,077,334
Weighted average shares outstanding, diluted	56,753,815	42,077,334
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2011 and 2010
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$10,999	$(17,259)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	15
Amortization	60	60
Change in fair value of derivative instruments	(14,317)	13,968
Non-cash interest expense	1,279	287
Non-cash compensation expense	86	407
Gain on disposal of fixed assets	—	(1)
Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	1	154
Decrease in inventory	—	2
(Increase) decrease in prepaid expenses and other current assets	(43)	12
Increase in deferred revenue	14	2,007
(Decrease) increase in accounts payable and accrued expenses and other	(1,980)	(1)
Increase (decrease) in other current liabilities	2	(23)
Decrease in deferred lease liability	(10)	(30)
Decrease in restructuring accrual	(150)	(150)

Total adjustments	(15,048)	16,707

Net cash used in operating activities	(4,049)	(552)
Net cash provided by investing activities — proceeds from sale of fixed assets	—	1
Net cash provided by financing activities — proceeds from the exercise of warrants	236	—

Net decrease in cash and cash equivalents	(3,813)	(551)
Cash and cash equivalents, beginning of period	5,326	3,566

Cash and cash equivalents, end of period	$1,513	$3,015

Schedule of non-cash financing activities
Common stock issued to settle accrued Directors compensation	$—	$11
Reclassification of derivative liability to equity upon exercise of warrants	$349	$—
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Nature of Operations and Liquidity
Nature of Operations. Emisphere Technologies, Inc. (“Emisphere,” “the Company,” “our,” “us,” or “we”) is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules or nutritional supplements using its Eligen® Technology. These molecules are currently available or are under development.
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
Liquidity. As of March 31, 2011, we had approximately $1.8 million in cash and restricted cash, approximately $10.9 million in working capital deficiency, a stockholders’ deficit of approximately $70.9 million and an accumulated deficit of approximately $469.9 million. Our operating loss for the three months ended March 31, 2011 was approximately $2.1 million. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations through approximately June 2011, or earlier, if unforeseen events arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2010 contained a going concern explanatory paragraph. We are pursuing new and enhanced collaborations and exploring other funding options with the objective of minimizing dilution and disruption.
     Our plan is to raise capital when needed and/or to pursue product development or partnering opportunities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Expenses will be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available when needed, or on favorable terms, or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital before June 2011 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.
2. Basis of Presentation
     The condensed balance sheet at December 31, 2010 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
     As of March 31, 2011, shares available for future grants under the Plans amounted to 1,516,398.
     Total compensation expense recorded during the three months ended March 31, 2011 for share-based payment awards was $0.09 million, of which $0.01 million is included in research and development and $0.08 million is included in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2011. Total compensation expense recorded during the three months ended March 31, 2010 for share-based payment awards was $0.4 million, of which $0.03 million is included in research and development and $0.37 million is included in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2010. At March 31, 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.5 million, which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the three months ended March 31, 2011 or 2010. No tax benefit was realized due to a continued pattern of operating losses.
     During the three months ended March 31, 2011, the Company granted no options.
4. Inventories
     Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of finished goods at March 31, 2011 and December 31, 2010.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Prepaid corporate insurance	$78	$41
Deposit on inventory	420	420
Prepaid expenses and other current assets	41	35

	$539	$496

6. Equipment and Leasehold Improvements
     Fixed Assets. Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	March 31,	December 31,
	in Years	2011	2010
		(in thousands)
Equipment	3-7	$1,370	$1,370
Leasehold improvements	Term of lease	61	61

		1,431	1,431
Less, accumulated depreciation and amortization		1,359	1,349

Equipment and leasehold improvements, net		$72	$82

7. Purchased Technology
     Purchased technology represents the value assigned to patents and the rights to utilize, sell or license certain technology in conjunction with our proprietary carrier technology. These assets are utilized in various research and development projects. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

	March 31,	December 31,
	2011	2010
	(in thousands)
Gross carrying amount	$4,533	$4,533
Less, accumulated amortization	3,755	3,695

Net book value	$778	$838

     Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2011 and in the remaining years through 2014.
8. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Accounts payable and other accrued expenses	$622	$2,201
Accrued bonus	—	300
Accrued legal, professional fees and other	467	375
Accrued vacation	76	69
Clinical trial expenses and contract research	9	9

	$1,174	$2,954

9. Notes Payable
     Notes payable consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
MHR Convertible Notes	$21,132	$19,864
MHR Promissory Notes	533	521

	$21,665	$20,385

MHR Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR Fund Management LLC (together with its affiliates, “MHR”). Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for senior secured convertible notes (the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes are convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. As of March 31, 2011, the MHR Convertible Notes were convertible into 6,860,777 shares of our common stock. The MHR Convertible Notes are due on September 26, 2012, bear interest at 11% and are collateralized by a first priority lien in favor of MHR on substantially all of our assets. Interest is payable in the form of additional MHR Convertible Notes rather than in cash.
In connection with the Loan Agreement, we amended MHR’s previously existing warrants to purchase 387,374 shares of common stock (“MHR 2005 Warrants”) to provide additional anti-dilution protection. We also granted MHR the option (“MHR Option”) to purchase warrants for up to 617,211 shares of our common stock. The MHR Option was exercised during April 2006 whereby MHR acquired 617,211 warrants (“MHR 2006 Warrants”) to acquire an equal number of shares of common stock. The exercise price for the MHR Option was $0.01 per warrant for the first 67,084 warrants and $1.00 per warrant for each additional warrant. See Note 10 for a further discussion of the liability related to these warrants.
Total issuance costs associated with the Loan Agreement were $2.1 million, of which $1.9 million were allocated to the MHR Convertible Notes and $0.2 million were allocated to the related derivative instruments. Of the $1.9 million allocated to the MHR Convertible Notes, $1.4 million represents reimbursement of MHR’s legal fees and $0.5 million represents our legal and other transaction costs. The $1.4 million paid on behalf of the lender has been recorded as a reduction of the face value of the note, while the $0.5 million of our costs has been recorded as deferred financing costs.
The MHR Convertible Notes provide MHR with the right to require us to redeem the notes in the event of a change in control. The change in control redemption feature has been determined to be an embedded derivative instrument which must be separated from the host contract. For the year ended December 31, 2006, the fair value of the change in control redemption feature was estimated using a combination of a put option model for the penalties and the Black-Scholes model for the conversion option that would exist under the MHR Convertible Notes. The estimate resulted in a value that was de minimis and, therefore, no separate liability was recorded. Changes in the assumptions used to estimate the fair value of this derivative instrument, in particular the probability that a change in control will occur, could result in a material change to the fair value of the instrument. For the years ended December 31, 2010, 2009 and 2008, management determined the probability of exercise of the right due to change in control to be remote. The fair value of the change in control redemption feature is de minimis.
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
The MHR Convertible Notes provide for various events of default including for failure to perfect any of the liens in favor of MHR, failure to observe any covenant or agreement, failure to maintain the listing and trading of our common stock, sale of a substantial portion of our assets, merger with another entity without the prior consent of MHR, or any governmental action renders us unable to honor or perform our obligations under the Loan Agreement or results in a material adverse effect on our operations. If an event of default occurs, the MHR Convertible Notes provide for the immediate repayment and certain additional amounts as set forth in the MHR Convertible Notes. We currently have a waiver from MHR for failure to perfect liens on certain intellectual property rights through May 11, 2012.
Effective January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock (“FASB ASC 815-40-15-5”). Under FASB ASC 815-40-15-5, the

conversion feature embedded in the MHR Convertible Notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative increased the amount of debt discount thereby reducing the book value of the MHR Convertible Notes and increasing prospectively the amount of interest expense to be recognized over the life of the MHR Convertible Notes using the effective yield method.
As consideration for its consent and limitation of rights in connection with the Novartis Agreement (as defined below), the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 MHR Warrants”) under the MHR Letter Agreement (as defined below). The Company estimated the fair value of the June 2010 MHR Warrants on the date of grant using Black-Scholes models to be $1.9 million. The Company determined that the resulting modification of the MHR Convertible Notes was substantial in accordance with ASC 470-50, “Modifications and Extinguishments". As such the modification of the MHR Convertible Notes was accounted for as an extinguishment and restructuring of the debt, and the warrants issued to MHR were expensed as a financing fee. The fair value of the MHR Convertible Notes, as of June 4, 2010 was estimated by calculating the present value of future cash flows discounted at a market rate of return for comparable debt instruments to be $17.2 million. The Company recognized a loss on extinguishment of debt in the amount of $17.0 million which represented the difference between the net carrying amount of the MHR Convertible Notes and their fair value as of the date of the Novartis Agreement and the MHR Letter Agreements.
     The book value of the MHR Convertible Notes is comprised of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Face Value of the notes	$25,934	$25,233
Discount (related to the warrant purchase option and embedded conversion feature)	(4,802)	(5,369)

	$21,132	$19,864

Novartis Note. On June 4, 2010, the Company and Novartis Pharma AG (“Novartis”) entered into a Master Agreement and Amendment (the “Novartis Agreement”), pursuant to which the Company was released and discharged from its obligations under that certain convertible note to Novartis (the “Novartis Note”) in exchange for (i) the reduction of future royalty and milestone payments up to an aggregate amount of $11.0 million due the Company under the Research Collaboration and Option Agreement, dated as of December 3, 1997, as amended on October 20, 2000 (the “Research Collaboration and Option Agreement”), and the License Agreement, dated as of March 8, 2000, for the development of an oral salmon calcitonin product for the treatment of osteoarthritis and osteoporosis (the “Oral Salmon Calcitonin Agreement”); (ii) the right for Novartis to evaluate the feasibility of using Emisphere’s Eligen® Technology with two new compounds to assess the potential for new product development opportunities; and (iii) other amendments to the Research Collaboration and Option Agreement and License Agreement. As of the date of the Novartis Agreement, the outstanding principal balance and accrued interest of the Novartis Note was approximately $13.0 million. The Company recognized the full value of the debt released as consideration for the transfer of the rights and other intangibles to Novartis and deferred the related revenue in accordance with applicable accounting guidance for the sale of rights to future revenue until the earnings process has been completed based on achievement of certain milestones or other deliverables.
2010 MHR Promissory Notes. In connection with the Novartis Agreement, the Company and MHR entered into a letter agreement (the “MHR Letter Agreement”), and MHR, the Company and Novartis entered into a non-disturbance agreement (the “Non-Disturbance Agreement”), which was a condition to Novartis’ execution of the Novartis Agreement. Pursuant to the MHR Letter Agreement, MHR agreed to the limit certain rights and courses of action that it would have available to it as a secured party under the Senior Secured Term Loan Agreement and Pledge and Security Agreement (“Loan and Security Agreement”) between MHR and the Company. MHR also consented to the Novartis Agreement, which consent was required under the Loan and Security Agreement, and MHR also agreed to enter into a comparable agreement at some point in the future in connection with another potential Company transaction (the “Future Transaction Agreement”). The MHR Letter Agreement also provided for the Company to reimburse MHR for its legal fess incurred in connection with the Non-Disturbance Agreement for up to $500,000 and up to $100,000 in legal expenses incurred by MHR in connection the Future Transaction

Agreement. The reimbursements were to be paid in the form of non-interest bearing promissory notes issued on the effective date of the MHR Letter Agreement. As such, the Company issued to MHR non-interest promissory notes for $500,000 and $100,000 on June 8, 2010. The Company received documentation that MHR expended more than the $500,000 of legal fees in connection with the Non-Disturbance Agreement and $100,000 of legal fees in connection with the Future Transaction Agreement, and, consequently, recorded the issuance of the $500,000 and $100,000 promissory notes and a corresponding charge to financing expenses. The promissory notes are due June 4, 2012. The Company imputed interest at its incremental borrowing rate of 10%, and discounted the face amounts of the promissory notes. As of March 31, 2011, the unamortized discount of the $500,000 and $100,000 promissory notes are $55,000 and $11,000, respectively.
10. Derivative Instruments
     Derivative instruments consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
MHR Convertible Notes	$7,771	$11,166
MHR 2006 Warrants	99	646
August 2007 Warrants	177	481
August 2009 Warrants	4,162	7,807
June 2010 MHR Warrants	840	1,495
August 2010 Warrants	5,358	10,550
August 2010 MHR Waiver Warrants	1,033	1,961

	$19,440	$34,106

The fair value of the warrants that have exercise price reset features is estimated using an adjusted Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations for such warrants to account for the various possibilities that could occur due to various circumstances that could arise in connection with the contractual terms of said instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model input to calculate the value of the derivative at the reporting date.
Embedded Conversion Feature of MHR Convertible Notes. The MHR Convertible Notes due to MHR contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Convertible Notes and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. The Company adopted the provisions of FASB ASC 815-40-15-5 effective January 1, 2009. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The adoption of FASB ASC 815-40-15-5 requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for derivative financial instruments. The liability has been presented as a non-current liability to correspond with its host contract, the MHR Convertible Notes. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The assumptions used in computing the fair value as of March 31, 2011 are a closing stock price of $1.37, conversion prices of $3.78 and $1.37, expected volatility of 127.28% over the remaining term of one year and six months and a risk-free rate of 0.3%. The fair value of the embedded conversion feature decreased by $3.4 million for the quarter ended March 31, 2011 which has been recognized in the accompanying statements of operations. The embedded conversion feature will be adjusted to estimated fair value for each future period they remain outstanding. See Note 9 for a further discussion of the MHR Convertible Notes.
MHR 2006 Warrants. In connection with the exercise in April 2006 of the MHR Option discussed in Note 9 above, the Company issued to MHR warrants to purchase 617,211 shares for proceeds of $0.6 million. The MHR 2006 Warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The MHR 2006 Warrants have the same terms as the August 2007 Warrants (see below), with no limit upon adjustments to the exercise price. The anti-dilution feature of the MHR 2006 Warrants was triggered in connection with the August 2007 Financing, resulting in an adjusted exercise price of $3.76. Based on the provisions of FASB ASC 815, Derivatives and Hedging, the MHR 2006 Warrants have been determined to be an embedded derivative instrument which must be separated from the host contract. The MHR 2006 Warrants contain the same potential cash settlement provisions as the August 2007 Financing Warrants and, therefore, they have been accounted for as a separate liability. The fair value of the MHR 2006 Warrants is estimated, at the end of each quarterly period, using Black-Scholes models. The assumptions used in computing the fair value as of March 31, 2011 are a closing stock price of $1.37, exercise price of $3.76 and $1.37, expected volatility of 92.23% over the remaining term of six months and a risk-free rate of 0.17%. The fair value of the MHR 2006 Warrants decreased by $0.5 million for the quarter ended March 31, 2011 which has been recognized in the accompanying statement of operations. The MHR 2006 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2007 Warrants. In connection with an equity financing in August 2007 (the “August 2007 Financing”), Emisphere sold warrants to purchase up to 400,000 shares of common stock (the “August 2007 Warrants”). Of these 400,000 warrants, 91,073 were sold to MHR. Each of the August 2007 Warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The August 2007 Warrants provide for certain anti-dilution protection as provided therein. Under the terms of the August 2007 Warrants, we have an obligation to make a cash payment to the holders of the August 2007 Warrants for any gain that could have been realized if the holders exercise the August 2007 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2007 Warrants have been exercised. Accordingly, the 2007 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of March 31, 2011 are a closing stock price of $1.37, expected volatility of 130.00% over the remaining term of one year and five months and a risk-free rate of 0.3%.The fair value of the August 2007 Warrants decreased $0.3 million for the quarter ended March 31, 2011 which has been recognized in the accompanying statements of operations. The August 2007 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 6.4 million shares of common stock to MHR (3.7 million) and other unrelated investors (2.7 million) (the “August 2009 Warrants”). The August 2009 Warrants were issued with an exercise price of $0.70 and expire on August 21, 2014. Under the terms of the August 2009 Warrants, we have an obligation to make a cash payment to the holders of the August 2009 Warrants for any gain that could have been realized if the holders exercise the August 2009 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2009 Warrants have been exercised. Accordingly, the August 2009 Warrants have been accounted for as a liability. The fair value of the August 2009 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of March 31, 2011 are a closing stock price of $1.37, expected volatility of 118.96% over the remaining term of three years and five months and a risk-free rate of 1.29%. The fair value of the August 2009 Warrants decreased $3.7 million for the quarter ended March 31, 2011 which has been recognized in the accompanying statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding. During the year ended December 31, 2010, the unrelated investors exercised their warrants to purchase up to 2,685,714 shares of the Company’s common stock at an exercise price of $0.70, using the “cashless exercise” provision. The Company issued an aggregate of 1,966,937 shares to such holders in accordance with the terms of the cashless exercise provision. The Company calculated the fair value of the 2,685,714 exercised warrants on their respective exercise dates using the Black-Scholes model. The weighted average assumptions used in computing the fair values were a closing stock price of $1.91, expected volatility of 101.99% over the remaining contractual life of four years and three months and a risk-free rate of 1.46%. The fair value of the 2.7 million exercised warrants increased by $2.2 million from January 1, 2010 through the date of exercise which has been recognized in the accompanying statements of operations. The fair value of the derivative liabilities at the exercise dates of $4.3 million was reclassified to additional paid-in-capital. After these cashless exercises, warrants to purchase up to 3,729,323 shares of common stock, in the aggregate, remain outstanding.
June 2010 MHR Warrants. As consideration for its consent and limitation of rights in connection with the Novartis Agreement, the Company granted MHR warrants to purchase 865,000 shares of its common stock under the MHR Letter Agreement. The June 2010 MHR Warrants are exercisable at $2.90 per share and will expire on August 21, 2014. The June 2010 MHR Warrants provide for certain anti-dilution protection as provided therein. We have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the June 2010 MHR Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such June 2010 MHR Warrants have been exercised. Accordingly, the June 2010 MHR Warrants have been accounted for as a liability. Their fair value is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The Company estimated the fair value of the June 2010 MHR Warrants on the date of grant using Black-Scholes models to be $1.9 million, which triggered the recognition of extinguishment and restructuring accounting for the MHR Convertible Notes (see Notes 9 and 15). The assumptions used in computing the fair value of the June 2010 MHR Warrants at March 31, 2011 are closing stock prices of $1.37, $0.44, and $2.89, exercise prices of $1.37, $0.44, $2.89, and $2.90, expected volatility of 118.96% over the remaining three years and five months and a risk-free rate of 1.29%. The fair value of the June 2010 MHR Warrants decreased by $0.7 million for the quarter ended March 31, 2011, which has been recognized in the accompanying statements of operations. The June 2010 MHR Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2010 Warrants. On August 25, 2010, the Company entered into a securities purchase agreement (together with the securities purchase agreement with MHR, as defined below, the “August 2010 Financing”) with certain institutional investors pursuant to which the Company agreed to sell an aggregate of 3,497,528 shares of its common stock and warrants to purchase a total of 2,623,146 additional shares of its common stock for total gross proceeds of $3,532,503. Each unit, consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, was sold at a purchase price of $1.01. The warrants to purchase additional shares are exercisable at a price of $1.26 per share and will expire 5 years from the date of issuance. In accordance with the terms of a registration rights agreement with the investors, the Company filed a registration statement on September 15, 2010, which was declared effective October 12, 2010. On August 25, 2010, the Company also announced that it had entered into a separate securities purchase agreement with MHR as part of the August 2010 Financing, pursuant to which the Company agreed to sell an aggregate of 3,497,528 shares of its common stock and warrants to purchase a total of 2,623,146 additional shares of its common stock for total gross proceeds of $3,532,503. Each unit, consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, was sold at a purchase price of $1.01. The warrants to purchase additional shares are exercisable at a price of $1.26 per share and will expire 5 years from the date of issuance. In connection with the August 2010 Financing, Emisphere sold warrants to purchase 5.2 million shares of common stock to MHR (2.6 million) and other unrelated investors (2.6 million) (the “August 2010 Warrants”). The August 2010 Warrants were issued with an exercise price of $1.26 and expire on August 26, 2015. Under the terms of the August 2010 Warrants, we have an obligation to make a cash payment to the holders of the August 2010 Warrants for any gain that could have been realized if the holders exercise the August 2010 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2010 Warrants have been exercised. Accordingly, the August 2010 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The Company received proceeds of $0.2 million from the exercise of these warrants. The Company calculated the fair value of the 0.2 million exercised warrants on January 12, 2011 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of January 12, 2011 are a closing stock price of $2.25, expected volatility of 107.30% over the remaining contractual life of four years and seven months and a risk-free rate of 1.99%. The fair value of the 0.2 million exercised warrants decreased by approximately $28,000 for the period from January 1, 2011 through January 12, 2011 which has been recognized in the accompanying statements of operations. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of March 31, 2011 are a closing stock price of $1.37, expected volatility of 109.84% over the remaining term of four years and five months and a risk-free rate of 2.24%. The fair value of the August 2010 Warrants decreased by $4.8 million for the quarter ended March 31, 2011, which has been recognized in the accompanying statements of operations. The August 2010 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2010 MHR Waiver Warrants. In connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR (“Waiver Agreement”), pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 MHR Waiver Warrants”). The August 2010 MHR Waiver Warrants are in the same form of warrant as the August 2010 Warrants issued to MHR described above. Accordingly, the August 2010 MHR Waiver Warrants have been accounted for as a liability. The fair value of the August 2010 MHR Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants on the date of grant using Black-Scholes models to be $0.8 million. The assumptions used in computing the fair value of the August 2010 MHR Waiver Warrants at March 31, 2011 are a closing stock price of $1.37, exercise price of $1.26, expected volatility of 109.84% over the term of four years and five months and a risk free rate of 2.24%. The fair value of the August 2010 MHR Waiver Warrants decreased by $0.9 million for the quarter ended March 31, 2011, which has been recognized in the accompanying statements of operations. The August 2010 MHR Waiver Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
11. Net Income (Loss) per share
     The following table sets forth the information needed to compute basic earnings per share:

	Three Months Ended
	March 31,
	2011	2010 Restated
	(in thousands except per share data)
Basic net income (loss)	$10,999	$(17,259)

Weighted average common shares outstanding	52,051,602	42,077,334
Dilutive securities:
Options	547,711	—
Warrants	4,154,502	—

Diluted weighted average common shares outstanding	56,753,815	42,077,334
Basic net income (loss) per share	$0.21	$(0.41)
Diluted net income (loss) per share	$0.19	$(0.41)
     For the three months ended March 31, 2011, certain potential shares of common stock have been excluded from the calculation of diluted income (loss) per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. For the three months ended March 31, 2010, certain potential shares of common stock were excluded from the calculation of diluted income (loss) per share because there was a loss in the period, and therefore, the effect on diluted income (loss) per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended
	March 31,
	2011	2010
Options to purchase common shares	1,756,100	3,168,716
Outstanding warrants	1,882,221	8,536,248
Novartis convertible note payable	—	7,683,154
MHR note payable	6,860,777	6,149,196

	10,499,088	25,537,314

12. Commitments and Contingencies
     Commitments. At the beginning of 2009 we had leased approximately 80,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, NY for use as administrative offices and laboratories. The lease for our administrative and laboratory facilities had been set to expire on August 31, 2012. However, on April 29, 2009, the Company entered into a Lease Termination Agreement (the “Agreement”) with BMR-Landmark at Eastview, LLC, a Delaware limited liability company (“BMR”) pursuant to which the Company and BMR terminated the lease of space at 765 Old Saw Mill River Road in Tarrytown, NY. Pursuant to the Agreement, the Lease was terminated effective as of April 1, 2009. The Agreement provided that the Company make the following payments to BMR: (a) $1 million, paid upon execution of the Agreement, (b) $0.5 million, paid six months after the execution date of the Agreement, and (c) $0.75 million, payable twelve months after the execution date of the Agreement. Initial and six months payments were made on schedule. Although the final payment was due originally on April 29, 2010, on March 17, 2010 the Company and BMR agreed to amend the Agreement (the “Amendment”). According to the Amendment, the final payment was modified as follows: the Company was to pay Eight Hundred Thousand Dollars ($800,000), as follows: (i) Two Hundred Thousand Dollars ($200,000) within five (5) days after the Execution Date and (ii) One Hundred Thousand Dollars ($100,000) on each of the following dates: July 15, 2010, August 15, 2010, September 15, 2010, October 15, 2010, November 15, 2010, and December 15, 2010. Through May 1, 2011, the Company paid $700,000 of the principal plus $26,250 interest for late payments in accordance with the terms of the Lease Agreement.
     We continue to lease office space at 240 Cedar Knolls Road, Cedar Knolls, NJ under a non-cancellable operating lease expiring in 2013.
     The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and books accruals to account for its best estimate of future costs accordingly.
     Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2011.
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

     Adjustments to the restructuring liability are as follows ($ thousands):

	Liability at	Cash	Liability at
	December 31, 2010	Payments	March 31, 2011
Lease restructuring expense	$300	$(150)	$150
13. Income Taxes
     The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2010 and March 31, 2011, the Company had no accruals for interest or penalties related to income tax matters. For the three months ended March 31, 2011 and 2010, the effective income tax rate was 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 35% is attributable to state tax benefits and tax credits offset by changes in the deferred tax valuation allowance.
14. New Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial condition.
     In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.
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

Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a material effect on the Company’s results of operations or financial condition.
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
15. Fair Value
     In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Level 2	Level 2
	March 31, 2011	December 31, 2010
	($ thousands)	($ thousands)

Derivative instruments (short term)	$11,669	$22,940
Derivative instruments (long term)	7,771	11,166

Total	$19,440	$34,106

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.
     We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2011, the carrying value of the notes payable and accrued interest was $25.9 million.
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
General
     Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules or nutritional supplements using its Eligen® Technology. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing the time to onset of action. The Eligen® Technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology can make it possible to deliver certain therapeutic molecules orally, without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the general circulation where they dissociate from the carrier and are free to elicit their pharmacological effect.
     Since our inception in 1986, substantial efforts and resources have been devoted to understanding the Eligen® Technology and establishing a product development pipeline that incorporated this technology with selected molecules. Our corporate strategy is focused on commercializing the Eligen® Technology as quickly as possible, building high-value partnerships and developing our product pipeline. We develop potential product candidates in-house, as is evident in the development of our higher dose Eligen® B12 (1000 mcg) product, and we enhance the value of the Eligen® Technology through our development partners, including Novartis, Novo Nordisk A/S (“Novo Nordisk”) and others. Further development, exploration and commercialization of the technology entail risk and operational expenses. However, we continue to focus our efforts on strategic development initiatives as well as cost control, and aggressively seek to reduce non-strategic spending.
     The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During the first quarter 2011, we continued to develop our product pipeline utilizing the Eligen® Technology with prescription and nonprescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation. Investments required to continue developing our product pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution.
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

     Novartis is using our Eligen® drug delivery technology in combination with salmon calcitonin, parathyroid hormone, and human growth hormone. Their most advanced program utilizing the Company’s Eligen® Technology is testing an oral formulation of calcitonin to treat osteoarthritis and osteoporosis. For osteoarthritis, Novartis completed one Phase III trial and a second Phase III clinical study is continuing. Novartis is also conducting a Phase III clinical study for osteoporosis. In its Media Release for the first quarter 2011, Novartis reported that its planned submission for oral calcitonin for the treatment of osteoporosis is scheduled to be filed with the regulatory authorities during 2011.
     During April 2010, we announced that Novartis initiated a second Phase I trial for an oral PTH-1-34 which uses Emisphere’s Eligen® Technology, and is in development for the treatment of postmenopausal osteoporosis. The study is a partially blinded, placebo controlled, active comparator study to explore the safety, tolerability, pharmacokinetics and pharmacodynamics in postmenopausal women after daily oral doses of PTH-1-34. The study is scheduled to be completed during the second quarter 2011.
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
     The Company is developing an oral formulation of Eligen® B12 (1000 mcg) for use by B12 deficient individuals. During the fourth quarter 2010, the Company completed a clinical trial which demonstrated that both oral Eligen® B12 (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial has been accepted for publication in the journal Clinical Therapeutics. We also conducted market research to help assess the potential commercial opportunity for our potential Eligen® B12 (1000 mcg) product. Currently, we are exploring alternative development and commercialization options with the purpose of maximizing the commercial and health benefits potential of our Eligen® B12 asset.
     Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products. We plan to expand our pipeline with product candidates that demonstrate significant opportunities for growth. During March 2010, Emisphere and Alchemia Ltd. (ASX:ACL) announced that they would join efforts to develop an oral formulation of the anti-coagulant drug fondaparinux with Emisphere’s Eligen® Technology. Fondaparinux, an anti-coagulant used for the prevention of deep vein thrombosis, is marketed in injectable form as Arixtra® by GlaxoSmithKline. Arixtra® has been off patent since 2002 but, there is currently no approved generic or alternative source of commercial scale active pharmaceutical ingredient (“API”). We believe an oral formulation of fondaparinux could dramatically increase the market potential for this product. Evaluation of preclinical studies is ongoing.
     By expanding our relationship with Novo Nordisk; and by settling the Novartis Note on non-dilutive terms (see Note 9 to the Financial Statements contained in this report) the Company strengthened its Balance Sheet and demonstrated and enhanced the value of the Eligen® Technology. By focusing on improving operational efficiency, we have strengthened our financial foundation while maintaining our focus on advancing and commercializing the Eligen® Technology. By closing our research and development facility in Tarrytown, NY and utilizing independent contractors to conduct essential research and development, we reduced our annual cash burn from operating activities. Additionally, we have accelerated the commercialization of the Eligen® Technology in a cost effective way and gained operational efficiencies by tapping into more advanced scientific processes independent contractors can provide.

Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010:

	Three Months Ended
	March 31,
	2011	2010	Change
	(in thousands)
Revenue	$—	$12	$(12)
Operating expenses	$2,050	$3,020	$(970)
Operating loss	$(2,050)	$(3,008)	$958
Other income (expense)	$13,049	$(14,251)	$27,300
Net income (loss)	$10,999	$(17,259)	$28,258
     Revenue decreased $0.01 million for the three months ended March 31, 2011 compared to the same period last year due to termination of the sales agreement with Life Extension Foundation of low dose Eligen® B12 product in August 2010.
     Operating expenses decreased $1.0 million or 32% for the three months ended March 31, 2011 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(692)
Decrease in professional fees	(135)
Increase in occupancy costs	5
Decrease in clinical costs	(52)
Decrease in depreciation and amortization	(5)
Decrease in other costs	(91)

$(970)

Human resource costs decreased $692 thousand, or 43%, compared to the quarter ended March 31, 2010 due primarily to the resignation of the Company’s Chief Executive Officer in February which resulted in a decrease of $362 thousand (from the reduction of $46 thousand wages, $288 thousand accrued bonus and $28 thousand accrued vacation ); additionally, non-cash compensation decreased $322 thousand due to the grant of stock options during the first quarter 2010; workers compensation insurance decreased $10 thousand due to the receipt of a credit to true-up 2009 and 2010 charges.
Professional fees decreased $135 thousand, or 15%, due primarily to a $150 thousand reduction in legal fees including $100 thousand reduction in corporate and $50 thousand in human resources legal fees; $28 thousand reduction in research and development; $45 thousand reduction in investor relations and advertising fees; offset by an $88 thousand increase in accounting fees as a result of the restatement of financial statements for 2009 and 2010.
Occupancy costs increased $5 thousand, or 6%, due to the Company’s pro-rated share of common area maintenance costs for the year 2010 billed in March 2011.
Clinical costs decreased $52 thousand, or 45%, due primarily to a $26 thousand decrease in animal housing related to the termination of our animal housing contract and $26 thousand decrease in clinical trial costs related to the completion of the B12 clinical trial.
Depreciation and amortization costs decreased $5 thousand, or 7%, due to computer hardware being fully depreciated.

Other costs decreased $91 thousand, or 37%, due primarily to a one-time $50 thousand charge to restructuring expense in the first quarter 2010 in connection with the Amendment to the Lease Termination Agreement for the Tarrytown facility; a $21 thousand reduction in telecommunication costs; and a $20 thousand reduction in office expenses real estate taxes and fees, travel and insurance costs.
     Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	March 31,
	2011	2010

Human resource costs, including benefits	44%	53%
Professional fees for legal, intellectual property, accounting and consulting	38%	30%
Occupancy for our laboratory and operating space	5%	3%
Clinical costs	3%	4%
Depreciation and amortization	3%	2%
Other	7%	8%
     Other income increased by $27.3 million to $13.0 million for the three months ended March 31, 2011 in comparison to the other expense of $14.3 million during the same period last year due primarily to a $14.3 million decrease in the fair value of derivative instruments due to relative changes in stock price during the three months ended March 31, 2011, compared to a $14.0 million increase from the prior period during the three months ended March 31, 2010, offset by an increase of $1.0 million in interest expense related to the extinguishment of debt which resulted in the Company recording the MHR Convertible Notes at their estimated fair value in June 2010.
     As a result of the above factors, we had a net income of $11.0 million for the three months ended March 31, 2011, compared to a net loss of $17.3 million for the three months ended March 31, 2010.
Liquidity and Capital Resources
     Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2011, our accumulated deficit was approximately $469.9 million and our stockholders deficit was approximately $70.9 million. Our operating loss was $2.1 million for the three months ended March 31, 2011.
     We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of March 31, 2011 total cash was $1.8 million including restricted cash of $0.26 million. The change in cash relates to the operating loss offset by changes in accounts payable and non-cash items. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations through approximately June 2011. However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
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
     If we are successful in raising additional capital to continue operations, our business will still require substantial additional investment that we have not yet secured. Further, we will not have sufficient resources to fully develop new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available on favorable terms or at all. For further discussion, see Part II, Item 1A “Risk Factors”.
Off-Balance Sheet Arrangements
As of March 31, 2011, we had no material off-balance sheet arrangements. There were no changes in significant contractual obligations during the three months ended March 31, 2011.
Critical Accounting Estimates
     Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011 for detailed explanations of its critical accounting estimates which have not changed significantly during the period ended March 31, 2011.
New Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial condition.
     In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.
     In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a material effect on the Company’s results of operations or financial condition.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Fair Value of Warrants and Derivative Liabilities. At March 31, 2011, the estimated fair value of derivative instruments was $19.4 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the Company computes the fair value of these instruments using multiple Black-Scholes model calculations to account for the various circumstances that could arise in connection with the contractual terms of said instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model input to calculate the value of the derivative at the reporting date. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives
(in thousands)
25% increase in stock price	$4,161
50% increase in stock price	8,607
5% increase in assumed volatility	593
25% decrease in stock price	(3,986)
50% decrease in stock price	(7,706)
5% decrease in assumed volatility	(614)
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
     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including its Interim Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     In connection with the preparation of our annual financial results for the year ended December 31, 2010, our management, including our Interim Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of the quarterly periods ended March 31, June 30, and September 30, 2009 and 2010, nor for the year ended December 31, 2009 and 2010 as a result of a material weakness in our internal control over financial reporting. For further discussion, please see Note 19 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and as discussed below in Part II, Item 1A “Risk Factors”. In light of the material weakness, we performed additional analysis and other post closing procedures during the composition of this quarterly report for the period ended March 31, 2011 to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.
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
Financial Risks
•	We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by June 2011, we may be forced to cease operations.
•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2010 contained a going concern explanatory paragraph.
•	We may not be able to meet the covenants detailed in the Convertible Notes with MHR Institutional Partners IIA LP, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy.
•	Our stock was de-listed from NASDAQ.

Risks Related to our Business
•	Our business will suffer if we fail or are delayed in developing and commercializing an improved oral form of Vitamin B12.
•	We are highly dependent on the clinical success of our product candidates.
•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.
•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.
•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.
•	Our collaborative partners are free to develop competing products.
•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.
•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.
•	We are dependent on third parties to manufacture and, in some cases, test our products.
•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.
Risks Related to our Industry
•	Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.
•	We may face product liability claims related to participation in clinical trials for future products.
•	We face rapid technological change and intense competition.
Other Risks
•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.
•	Our stock price has been and may continue to be volatile.
•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.
•	We identified a material weakness in our internal control over financial reporting that resulted in the restatement of our financial statements. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our senior management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. In connection with the preparation of our 2010 financial statements, management performed a reevaluation of our system of internal control over financial reporting for the quarterly periods ended March 31, June 30, and September 30, 2009 and 2010, and in our Annual Report for the years ended December 31, 2009 and 2010, and concluded that our disclosure controls and procedures were not effective as of the periods reported as a result of the material weakness in our internal control over financial reporting. Specifically, we concluded that the Company’s system of internal controls did not effectively ensure completeness and accuracy with regard to the proper recognition, presentation and disclosure of accounting for certain non-cash interest expense and debt discounts in connection the MHR Convertible Notes arising from the adoption of Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, “Evaluating Whether an Instrument Is Considered Indexed to an Entity’s Own Stock” (“FASB ASC 815-40-15-5”) effective January 1, 2009.
We have designed new procedures and controls intended to address the material weakness described in more detail in Note 19 to our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2010. We note that a system of procedures and controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. If we are unable to establish appropriate internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities. Further and continued determinations that there are significant deficiencies or material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.
     For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report for 2010 on Form 10-K as filed with the SEC on March 31, 2011.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

3.2	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference).

3.3	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.
Date: May 10, 2011	/s/ Michael R. Garone
Michael R. Garone
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

3.2	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference).

3.3	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed on September 14, 2007 and incorporated herein by reference).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed April 10, 2006 and incorporated herein by reference).

31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).