Form 10-Q
period 2011-06-30
EMISPHERE TECHNOLOGIES INC
filed 2011-08-09
CIK 805326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☑ No ☐
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
Yes ☐ No ☑
The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of August 1, 2011 was 60,677,478.

EMISPHERE TECHNOLOGIES, INC.
     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS
EMISPHERE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,343	$5,326
Accounts receivable, net	60	14
Inventories	260	260
Prepaid expenses and other current assets	535	496

Total current assets	2,198	6,096
Equipment and leasehold improvements, net	61	82
Purchased technology, net	718	838
Restricted cash	260	260

Total assets	$3,237	$7,276

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$2,172	$2,954
Notes payable related party, including accrued interest and net of related discount	547	—
Derivative instruments:
Related party	5,517	17,293
Others	1,638	5,647
Contract termination liability, current	149	435
Restructuring accrual, current	—	300
Other current liabilities	1,189	35

Total current liabilities	11,212	26,664
Notes payable, including accrued interest and net of related discount, related party	22,480	20,385
Deferred revenue	31,577	31,535
Derivative instrument related party	6,895	11,166
Deferred lease liability and other liabilities	26	46

Total liabilities	72,190	89,796

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 52,366,334 shares (52,076,602 outstanding) as of June 30, 2011 and issued 52,178,834 shares (51,889,102 outstanding) as December 31, 2010	524	522
Additional paid-in-capital	402,577	401,853
Accumulated deficit	(468,102)	(480,943)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(68,953)	(82,520)

Total liabilities and stockholders’ deficit	$3,237	$7,276

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENT OF OPERATIONS
For the three and six months ended June 30, 2011 and 2010
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010 Restated	2011	2010 Restated

Net Sales	$—	$39	$—	$51

Costs and expenses:
Research and development	563	732	1,092	1,294
General and administrative	1,593	2,129	3,043	4,463
Restructuring costs	—	—	—	50
Gain on disposal of fixed assets	—	—	—	(1)
Expense from settlement of lawsuit	—	220	—	220
Depreciation and amortization	70	75	140	150

Total costs and expenses	2,226	3,156	4,275	6,176

Operating loss	(2,226)	(3,117)	(4,275)	(6,125)

Other non-operating income (expense):
Other income	45	2	68	5
Change in fair value of derivative instruments
Related party	4,310	(6,208)	16,046	(15,328)
Other	1,079	(2,424)	3,660	(7,271)
Interest expense
Related party	(1,362)	(794)	(2,642)	(859)
Other	(4)	(160)	(16)	(382)
Loss on extinguishment of debt	—	(17,014)	—	(17,014)
Financing fees	—	(1,858)	—	(1,858)

Total other non-operating income (expense)	4,068	(28,456)	17,116	(42,707)

Net income (loss)	$1,842	$(31,573)	$12,841	$(48,832)

Net income (loss) per share, basic	$0.04	$(0.73)	$0.25	$(1.14)

Net income (loss) per share, diluted	$0.03	$(0.73)	$0.22	$(1.14)
Weighted average shares outstanding, basic	52,076,602	43,338,432	52,064,171	42,711,367
Weighted average shares outstanding, diluted	54,924,355	43,338,432	62,900,927	42,711,367
The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2011 and 2010
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$12,841	$(48,832)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	20	30
Amortization	120	120
Change in fair value of derivative instruments	(19,706)	22,599
Non-cash interest expense	2,642	20,112
Non-cash compensation expense	140	547
Gain on disposal of fixed assets	—	(1)
Changes in assets and liabilities excluding non-cash transactions:
(Increase) decrease in accounts receivable	(46)	120
Increase in inventory	—	(24)
Increase in prepaid expenses and other current assets	(39)	(531)
Increase in deferred revenue	42	2,012
(Decrease) increase in accounts payable and accrued expenses	(1,066)	887
Increase (decrease) in other current liabilities	1,154	(21)
Decrease in deferred lease liability	(21)	(17)
Decrease in restructuring accrual	(300)	(150)

Total adjustments	(17,060)	45,683

Net cash used in operating activities	(4,219)	(3,149)
Net cash provided by investing activities — proceeds from sale of fixed assets	—	1
Net cash provided by financing activities — proceeds from exercise of warrants	236	—

Net decrease in cash and cash equivalents	(3,983)	(3,148)
Cash and cash equivalents, beginning of period	5,326	3,566

Cash and cash equivalents, end of period	1,343	$418

Schedule of non-cash financing activities
Common stock issued to settle accrued Directors compensation	—	$11
Exchange of debt as deferred revenue	—	$13,000
Reclassification of derivative liability to equity upon exercise of warrants	$349	—
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
Liquidity. As of June 30, 2011, we had approximately $1.3 million in cash and cash equivalents, approximately $9.0 million in working capital deficiency, a stockholders’ deficit of approximately $69.0 million and an accumulated deficit of approximately $468.1 million. Our operating loss for the three months ended June 30, 2011 was approximately $2.2 million and $4.3 million for the six months ended June 30, 2011.
On June 30, 2011, we entered into a securities purchase agreement with various institutional investors to sell an aggregate of 4,300,438 shares of our common stock and warrants to purchase a total of 3,010,306 shares of our common stock for gross proceeds, before deducting fees and expenses and excluding the proceeds, if any, from the exercise of the warrants of $3,749,982 (the “2011 Private Placement”). The 2011 Private Placement closed on July 6, 2011. In connection with the 2011 Private Placement, we entered into a securities purchase agreement on the same date with MHR Fund Management LLC to sell an aggregate of 4,300,438 shares of our common stock and warrants to purchase a total of 3,010,306 shares of our common stock for gross proceeds, before deducting fees and expenses and excluding the proceeds, if any, from the exercise of the warrants of $3,749,982 (the “2011 MHR Private Placement”). Simultaneous with closing the 2011 Private Placement, we closed the 2011 MHR Private Placement with MHR and certain of its affiliated investment funds. In connection with the 2011 Private Placement and the 2011 MHR Private Placement, we entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under its senior secured notes and certain warrants that would otherwise have been triggered by the 2011 Private Placement. As consideration for such waiver, we issued to MHR warrants to purchase 795,000 shares of our common stock and agreed to reimburse MHR for up to $25,000 of its legal fees. In both the Private Placement and the MHR Private Placement (together, the “July 2011 Financing”), each unit, consisting of one share of common stock and a warrant to purchase 0.7 shares of common stock, were sold at a purchase price of $0.872. All of the warrants issued in the July 2011 Financing are exercisable at an exercise price of $1.09 per share and will expire on July 6, 2016.
We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations through approximately April 2012, or earlier if unforeseen events arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2010 contained a going concern explanatory paragraph. We are pursuing new and enhanced collaborations and exploring other funding options, with the objective of minimizing dilution and disruption.
Our plan is to raise capital when needed and/or to pursue product partnering opportunities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Expenses will be partially offset with income-generating license agreements, if possible. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available when needed, or on favorable terms or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital before April 2012 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. No adjustment has been made in the accompanying financial statements to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.
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
As of June 30, 2011, shares available for future grants under the Plans amounted to 1,587,648.
Total compensation expense recorded during the six months ended June 30, 2011 for share-based payment awards was $0.14 million, of which $0.03 million is included in research and development and $0.11 million is included in general and administrative expenses in the condensed statement of operations for the six months ended June 30, 2011. Total compensation expense recorded during the six months ended June 30, 2010 for share-based payment awards was $0.55 million, of which $0.06 million is included in research and development and $0.49 million is included in general and administrative expenses in the condensed statement of operations for the six months ended June 30, 2010. At June 30, 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.4 million, which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the six months ended June 30, 2011 or 2010. No tax benefit was realized due to a continued pattern of operating losses.

During the six months ended June 30, 2011, the Company granted no options. On July 15, 2011, the Company granted 20,000 in options to Gary Riley and 30,000 options to Michael Garone.
4. Inventories
Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of finished goods at June 30, 2011 and December 31, 2010.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2011	2010

	(in thousands)
Prepaid corporate insurance	$85	$41
Deposit on inventory	420	420
Prepaid expenses and other current assets	30	35

	$535	$496

6. Fixed Assets
Equipment and leasehold improvements, net, consists of the following:

	Useful Lives	June 30,	December 31,
	in Years	2011	2010
		(in thousands)
Equipment	3-7	$1,370	$1,370
Leasehold improvements	Term of lease	61	61

		1,431	1,431
Less, accumulated depreciation and amortization		1,370	1,349

Equipment and leasehold improvements, net		$61	$82

7. Purchased Technology
Purchased technology represents the value assigned to patents and the rights to utilize, sell or license certain technology in conjunction with our proprietary carrier technology. These assets are utilized in various research and development projects. Purchased technology is amortized over a period of 15 years, which represents the average life of the patents.

	June 30,	December 31,
	2011	2010
	(in thousands)
Gross carrying amount	$4,533	$4,533
Less, accumulated amortization	3,815	3,695

Net book value	$718	$838

Amortization expense for the purchased technology is approximately $60 thousand per quarter in 2011 and in the remaining years through 2014.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Accounts payable and other accrued expenses	$1,756	$2,201
Accrued bonus	—	300
Accrued legal, professional fees and other	300	375
Accrued vacation	77	69
Clinical trial expenses and contract research	39	9

	$2,172	$2,954

9. Other Current Liabilities
At June 30, 2011, other current liabilities included $1.15 million deposits related to the future private placement of the Company’s common stock to certain institutional investors at a purchase price of $0.872 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.7 shares of common stock. As of July 6, 2011 we had closed the private placement, and the $1.15 million deposit was reclassified as equity.
10. Notes Payable
     Notes payable consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
MHR Convertible Notes	$22,480	$19,864
MHR Promissory Notes	547	521

	$23,027	$20,385

MHR Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR Fund Management LLC (together with its affiliates, “MHR”). Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for senior secured convertible notes (the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes are convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. As of June 30, 2011, the MHR Convertible Notes were convertible into 7,051,181 shares of our common stock. The MHR Convertible Notes are due on September 26, 2012, bear interest at 11% and are collateralized by a first priority lien in favor of MHR on substantially all of our assets. Interest is payable in the form of additional MHR Convertible Notes rather than in cash.
In connection with the Loan Agreement, we amended MHR’s previously existing warrants to purchase 387,374 shares of common stock (“MHR 2005 Warrants”) to provide additional anti-dilution protection. We also granted MHR the option (“MHR Option”) to purchase warrants for up to 617,211 shares of our common stock. The MHR Option was exercised during April 2006 whereby MHR acquired 617,211 warrants (“MHR 2006 Warrants”) to acquire an equal number of shares of common stock. The exercise price for the MHR Option was $0.01 per warrant for the first 67,084 warrants and $1.00 per warrant for each additional warrant. See Note 11 for a further discussion of the liability related to these warrants.
Total issuance costs associated with the Loan Agreement were $2.1 million, of which $1.9 million were allocated to the MHR Convertible Notes, and $0.2 million were allocated to the related derivative instruments. Of the $1.9 million allocated to the MHR Convertible Notes, $1.4 million represents reimbursement of MHR’s legal fees and $0.5 million represents our legal and other transaction costs. The $1.4 million paid on behalf of the lender has been recorded as a reduction of the face value of the note, while the $0.5 million of our costs has been recorded as deferred financing costs.
The MHR Convertible Notes provide MHR with the right to require us to redeem the notes in the event of a change in control. The change in control redemption feature has been determined to be an embedded derivative instrument which must be separated from the host contract. For the year ended December 31, 2006, the fair value of the change in control redemption feature was estimated using a combination of a put option model for the penalties and the Black-Scholes model for the conversion option that would exist under the MHR Convertible Notes. The estimate resulted in a value that was de minimis and, therefore, no separate liability was recorded. Changes in the assumptions used to estimate the fair value of this derivative instrument, in particular the probability that a change in control will occur, could result in a material change to the fair value of the instrument. For the six months ended June 30, 2011 and for the years ended December 31, 2010, 2009 and 2008, management determined the probability of exercise of the right due to change in control to be remote. The fair value of the change in control redemption feature is de minimis.
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
The MHR Convertible Notes provide for various events of default including for failure to perfect any of the liens in favor of MHR, failure to observe any covenant or agreement, failure to maintain the listing and trading of our common stock, sale of a substantial portion of our assets, merger with another entity without the prior consent of MHR, or any governmental action renders us unable to honor or perform our obligations under the Loan Agreement or results in a material adverse effect on our operations. If an event of default occurs, the MHR Convertible Notes provide for the immediate repayment and certain additional amounts as set forth in the MHR Convertible Notes. We currently have a waiver from MHR for failure to perfect liens on certain intellectual property rights through August 10, 2012.
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
As consideration for its consent and limitation of rights in connection with the Master Agreement and Amendment by and between the Company and Novartis dated as of June 4, 2010 (the “Novartis Agreement”), the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 MHR Warrants”) under the MHR Letter Agreement (as defined below). The Company estimated the fair value of the June 2010 MHR Warrants on the date of grant using Black-Scholes models to be $1.9 million. The Company determined that the resulting modification of the MHR Convertible Notes was substantial in accordance with ASC 470-50, “Modifications and Extinguishments.” As such, the modification of the MHR Convertible Notes was accounted for as an extinguishment and restructuring of the debt, and the warrants issued to MHR were expensed as a financing fee. The fair value of the MHR Convertible Notes as of June 4, 2010 was estimated by calculating the present value of future cash flows discounted at a market rate of return for comparable debt instruments to be $17.2 million. The Company recognized a loss on extinguishment of debt in the amount of $17.0 million which represented the difference between the net carrying amount of the MHR Convertible Notes and their fair value as of the date of the Novartis Agreement and the MHR Letter Agreements.
The book value of the MHR Convertible Notes is comprised of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Face Value of the notes (including accrued interest)	$26,653	$25,233
Discount (related to the warrant purchase option and embedded conversion feature)	(4,173)	(5,369)

	$22,480	$19,864

2010 MHR Promissory Notes. In connection with the Novartis Agreement, the Company and MHR entered into a letter agreement (the “MHR Letter Agreement”), and MHR, the Company and Novartis entered into a non-disturbance agreement (the “Non-Disturbance Agreement”), which was a condition to Novartis’ execution of the Novartis Agreement. Pursuant to the MHR Letter Agreement, MHR agreed to limit certain rights and courses of action that it would have available to it as a secured party under the Senior Secured Term Loan Agreement and Pledge and Security Agreement (“Loan and Security Agreement”) between MHR and the Company. MHR also consented to the Novartis Agreement, which consent was required under the Loan and Security Agreement, and MHR also agreed to enter into a comparable agreement at some point in the future in connection with another potential Company transaction (the “Future Transaction Agreement”). The MHR Letter Agreement also provided for the Company to reimburse MHR for its legal fees incurred in connection with the Non-Disturbance Agreement for up to $500,000 and up to $100,000 in legal expenses incurred by MHR in connection with the Future Transaction Agreement. The reimbursements were to be paid in the form of non-interest bearing promissory notes issued on the effective date of the MHR Letter Agreement. As such, the Company issued to MHR non-interest promissory notes for $500,000 and $100,000 on June 8, 2010. The Company received documentation that MHR expended more than the $500,000 of legal fees in connection with the Non-Disturbance Agreement and $100,000 of legal fees in connection with the Future Transaction Agreement, and, consequently, recorded the issuance of the $500,000 and $100,000 promissory notes and a corresponding charge to financing expenses. The promissory notes are due June 4, 2012. The Company imputed interest at its incremental borrowing rate of 10%, and discounted the face amounts of the promissory notes. As of June 30, 2011, the unamortized discount of the $500,000 and $100,000 promissory notes are $44,000 and $9,000, respectively.
11. Derivative Instruments
Derivative instruments consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
MHR Convertible Note	$6,895	11,166
MHR 2006 Warrants	1	646
August 2007 Warrants	82	481
August 2009 Warrants	2,553	7,807
June 2010 MHR Warrants	619	1,495
August 2010 Warrants	3,270	10,550
August 2010 MHR Waiver Warrants	630	1,961

	$14,050	$34,106

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
Embedded Conversion Feature of MHR Convertible Notes. The MHR Convertible Notes due to MHR contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Convertible Notes and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. The Company adopted the provisions of FASB ASC 815-40-15-5 effective January 1, 2009. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The adoption of FASB ASC 815-40-15-5 requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for derivative financial instruments. The liability has been presented as a non-current liability to correspond with its host contract, the MHR Convertible Notes. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The assumptions used in computing the fair value as of June 30, 2011 are a closing stock price of $0.90, conversion prices of $3.78 and $0.90, expected volatility of 137.75% over the remaining term of one year and three months and a risk-free rate of 0.19%. The fair value of the embedded conversion feature decreased by $0.9 million and $4.3 million for the three and six months ended June 30, 2011, respectively, which has been recognized in the accompanying statements of operations. The embedded conversion feature will be adjusted to estimated fair value for each future period they remain outstanding. See Note 10 for a further discussion of the MHR Convertible Notes.
MHR 2006 Warrants. In connection with the exercise of the MHR Option in April 2006 discussed in Note 9 above, the Company issued to MHR warrants to purchase 617,211 shares for proceeds of $0.6 million. The MHR 2006 Warrants have an original exercise price of $4.00 and are exercisable through September 26, 2011. The MHR 2006 Warrants have the same terms as the August 2007 Warrants (see below). The anti-dilution feature of the MHR 2006 Warrants was triggered in connection with the August 2007 Financing, resulting in an adjusted exercise price of $3.76. Based on the provisions of FASB ASC 815, Derivatives and Hedging, the MHR 2006 Warrants have been determined to be an embedded derivative instrument which must be separated from the host contract. The MHR 2006 Warrants contain the same potential cash settlement provisions as the August 2007 Financing Warrants and, therefore, they have been accounted for as a separate liability. The fair value of the MHR 2006 Warrants is estimated at the end of each quarterly period using Black-Scholes models. The assumptions used in computing the fair value as of June 30, 2011 are a closing stock price of $0.90, exercise price of $3.76, expected volatility of 112.93% over the remaining term of three months and a risk-free rate of 0.03%. The fair value of the MHR 2006 Warrants decreased by $0.1 million and $0.6 million for the three and six months ended June 30, 2011, respectively, which has been recognized in the accompanying statement of operations. The MHR 2006 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2007 Warrants. In connection with an equity financing in August 2007 (the “ August 2007 Financing”), Emisphere sold warrants to purchase up to 400,000 shares of common stock (the “August 2007 Warrants”). Of these 400,000 warrants, 91,073 were sold to MHR. Each of the August 2007 Warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The August 2007 Warrants provide for certain anti-dilution protection as provided therein. Under the terms of the August 2007 Warrants, we have an obligation to make a cash payment to the holders of the August 2007 Warrants for any gain that could have been realized if the holders exercise the August 2007 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2007 Warrants have been exercised. Accordingly, the 2007 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of June 30, 2011 are a closing stock price of $0.90, expected volatility of 140.41% over the remaining term of one year and two months and a risk-free rate of 0.19%.The fair value of the August 2007 Warrants decreased $0.1 million and $0.4 million for the three and six months ended June 30, 2011, respectively, which has been recognized in the accompanying statements of operations. The August 2007 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 6.4 million shares of common stock to MHR (3.7 million) and other unrelated investors (2.7 million) (the “August 2009 Warrants”). The August 2009 Warrants were issued with an exercise price of $0.70 and expire on August 21, 2014. Under the terms of the August 2009 Warrants, we have an obligation to make a cash payment to the holders of the August 2009 Warrants for any gain that could have been realized if the holders exercise the August 2009 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2009 Warrants have been exercised. Accordingly, the August 2009 Warrants have been accounted for as a liability. The fair value of the August 2009 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of June 30, 2011 are a closing stock price of $0.90, expected volatility of 122.86% over the remaining term of three years and two months and a risk-free rate of 0.81%. The fair value of the August 2009 Warrants decreased $1.6 million and $5.3 million for the three and six months ended June 30, 2011, respectively, which has been recognized in the accompanying statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding. During the year ended December 31, 2010, the unrelated investors exercised their warrants to purchase up to 2,685,714 million shares of the Company’s common stock at an exercise price of $0.70, using the “cashless exercise” provision. The Company issued an aggregate of 1,966,937 shares to such holders in accordance with the terms of the cashless exercise provision. The Company calculated the fair value of the 2,685,714 exercised warrants on their respective exercise dates using the Black-Scholes model. The weighted average assumptions used in computing the fair values were a closing stock price of $1.91, expected volatility of 101.99% over the remaining contractual life of four years, three months and a risk-free rate of 1.46%. The fair value of the 2.7 million exercised warrants increased by $2.2 million from January 1, 2010 through the date of exercise which has been recognized in the accompanying statements of operations. The fair value of the derivative liabilities at the exercise dates of $4.3 million was reclassified to additional paid-in-capital. After these cashless exercises, warrants to purchase up to 3,729,323 shares of common stock, in the aggregate, remain outstanding.
June 2010 MHR Warrants. As consideration for its consent and limitation of rights in connection with the Novartis Agreement, the Company granted MHR warrants to purchase 865,000 shares of its common stock under the MHR Letter Agreement. The June 2010 MHR Warrants are exercisable at $2.90 per share and will expire on August 21, 2014. The June 2010 MHR Warrants provide for certain anti-dilution protection as provided therein. We have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the June 2010 MHR Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such June 2010 MHR Warrants have been exercised. Accordingly, the June 2010 MHR Warrants have been accounted for as a liability. Their fair value is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The Company estimated the fair value of the June 2010 MHR Warrants on the date of grant using Black-Scholes models to be $1.9 million, which triggered the recognition of extinguishment and restructuring accounting for the MHR Convertible Notes (see Notes 9 and 15). The assumptions used in computing the fair value of the June 2010 MHR Warrants at June 30, 2011 are closing stock prices of $0.90, $0.54, and $2.89, exercise prices of $0.90, $0.54, $2.89, and $2.90, expected volatility of 122.87% over the remaining three years and two months, and a risk-free rate of 0.81%. The fair value of the June 2010 MHR Warrants decreased by $0.2 million and $0.9 million for the three and six months ended June 30, 2011, respectively, which has been recognized in the accompanying statements of operations. The June 2010 MHR Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2010 Warrants. On August 25, 2010, the Company entered into a securities purchase agreement (together with the securities purchase agreement with MHR, as defined below, the “August 2010 Financing”) with certain institutional investors pursuant to which the Company agreed to sell an aggregate of 3,497,528 shares of its common stock and warrants to purchase a total of 2,623,146 additional shares of its common stock for total gross proceeds of $3,532,503. Each unit, consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, was sold at a purchase price of $1.01. The warrants to purchase additional shares are exercisable at a price of $1.26 per share and will expire five years from the date of issuance. In accordance with the terms of a registration rights agreement with the investors, the Company filed a registration statement on September 15, 2010, which was declared effective October 12, 2010. On August 25, 2010, the Company also announced that it had entered into a separate securities purchase agreement with MHR as part of the August 2010 Financing, pursuant to which the Company agreed to sell an aggregate of 3,497,528 shares of its common stock and warrants to purchase a total of 2,623,146 additional shares of its common stock for total gross proceeds of $3,532,503. Each unit, consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, was sold at a purchase price of $1.01. The warrants to purchase additional shares are exercisable at a price of $1.26 per share and will expire five years from the date of issuance. In connection with the August 2010 Financing, Emisphere sold warrants to purchase 5.2 million shares of common stock to MHR (2.6 million) and other unrelated investors (2.6 million) (the “August 2010 Warrants”). The August 2010 Warrants were issued with an exercise price of $1.26 and expire on August 26, 2015. Under the terms of the August 2010 Warrants, we have an obligation to make a cash payment to the holders of the August 2010 Warrants for any gain that could have been realized if the holders exercise the August 2010 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2010 Warrants have been exercised. Accordingly, the August 2010 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The Company received proceeds of $0.2 million from the exercise of these warrants. The Company calculated the fair value of the 0.2 million exercised warrants on January 12, 2011 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of January 12, 2011 are a closing stock price of $2.25, expected volatility of 107.30% over the remaining contractual life of four years and seven months and a risk-free rate of 1.99%. The fair value of the 0.2 million exercised warrants decreased by approximately $28,000 for the period from January 1, 2011 through January 12, 2011 which has been recognized in the accompanying statements of operations The assumptions used in computing the fair value of the remaining August 2010 Warrants as of June 30, 2011 are a closing stock price of $0.90, exercise price of $1.26, expected volatility of 113.31% over the remaining term of four years and two months, and a risk-free rate of 1.76%. The fair value of the August 2010 Warrants decreased by $2.1 million and $6.9 million for the three and six months ended June 30, 2011, respectively, which has been recognized in the accompanying statements of operations. The August 2010 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
August 2010 MHR Waiver Warrants. In connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR (“Waiver Agreement”), pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 MHR Waiver Warrants”). The August 2010 MHR Waiver Warrants are in the same form of warrant as the August 2010 Warrants issued to MHR described above. Accordingly, the August 2010 MHR Waiver Warrants have been accounted for as a liability. The fair value of the August 2010 MHR Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants on the date of grant using Black-Scholes models to be $0.8 million. The assumptions used in computing the fair value of the August 2010 MHR Waiver Warrants at June 30, 2011 are a closing stock price of $0.90, exercise price of $1.26, expected volatility of 113.31% over the term of four years and two months, and a risk free rate of 1.76%. The fair value of the August 2010 MHR Waiver Warrants decreased by $0.4 million and $1.3 million for the three and six months ended June 30, 2011, respectively, which has been recognized in the accompanying statements of operations. The August 2010 MHR Waiver Warrants will be adjusted to estimated fair value for each future period they remain outstanding.
12. Net income (loss) per share
The following table sets forth the information needed to compute basic earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010 Restated	2011	2010 Restated
	(in thousands except per share data)		(in thousands except per share data)
Basic net income (loss)	$1,842	$(31,573)	$12,841	$(48,832)
Effect of dilutive securities - MHR convertible note assumed conversion	—	—	923	—

Numerator for diluted net income (loss) per share after assumed note conversion	1,842	(31,573)	13,764	(48,832)

Weighted average common shares outstanding:	52,076,602	43,338,432	52,064,171	42,711,367
Dilutive securities
Options	221,124	—	309,457	—
Warrants	2,626,629	—	3,476,116	—
Shares underlying MHR convertible note payable	—	—	7,051,183	—

Diluted weighted average common shares outstanding and assumed conversion	54,924,355	43,338,432	62,900,927	42,711,367

Basic net income (loss) per share	$0.04	$(0.73)	$0.25	$(1.14)
Diluted net income (loss) per share	$0.03	$(0.73)	$0.22	$(1.14)
For the three and six months periods ended June 30, 2011 and 2010, certain potential shares of common stock have been excluded from the calculation of diluted income (loss) per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. In addition, incremental shares from the assumed conversion of the MHR note payable are excluded for the three month periods ended June 30, 2011 and 2010 and for the six month period ended June 30, 2010 as the effect of these shares is anti-dilutive in these periods. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share because their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010

Options to purchase common shares	2,759,476	3,187,116	2,671,143	3,187,116
Outstanding warrants	9,018,697	6,954,391	8,169,210	6,954,391
MHR convertible note payable	7,051,183	6,319,856	—	6,319,856

	18,829,356	16,461,363	10,840,353	16,461,363

13. Commitments and Contingencies
Commitments. At the beginning of 2009 we had leased approximately 80,000 square feet of office space at 765 Old Saw Mill River Road, Tarrytown, NY for use as administrative offices and laboratories. The lease for our administrative and laboratory facilities had been set to expire on August 31, 2012. However, on April 29, 2009, the Company entered into a Lease Termination Agreement (the “Agreement”) with BMR-Landmark at Eastview, LLC, a Delaware limited liability company (“BMR”) pursuant to which the Company and BMR terminated the lease of space at 765 Old Saw Mill River Road in Tarrytown, NY. Pursuant to the Agreement, the Lease was terminated effective as of April 1, 2009. The Agreement provided that the Company make the following payments to BMR: (a) $1 million, paid upon execution of the Agreement, (b) $0.5 million, paid six months after the execution date of the Agreement, and (c) $0.75 million, payable twelve months after the execution date of the Agreement. Initial and six months payments were made on schedule. Although the final payment was due originally on April 29, 2010, on March 17, 2010 the Company and BMR agreed to amend the Agreement (the “Amendment”). According to the Amendment, the final payment was modified as follows: the Company was to pay Eight Hundred Thousand Dollars ($800,000), as follows: (i) Two Hundred Thousand Dollars ($200,000) within five (5) days after the Execution Date and (ii) One Hundred Thousand Dollars ($100,000) on each of the following dates: July 15, 2010, August 15, 2010, September 15, 2010, October 15, 2010, November 15, 2010, and December 15, 2010. Through July 1, 2011, the Company paid in full $800,000 of principal plus $28,250 interest for late payments in accordance with the terms of the Lease Agreement.
We continue to lease office space at 240 Cedar Knolls Road, Cedar Knolls, NJ under a non-cancellable operating lease expiring in 2013.
The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and books accruals to account for its best estimate of future costs accordingly.
Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2011.
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
14. Restructuring Expense
On December 8, 2008, as part of our efforts to improve operational efficiency we decided to close our research and development facilities in Tarrytown, NY to reduce costs and improve operating efficiency which resulted in a restructuring charge of approximately $3.8 million in the fourth quarter, 2008. On April 29, 2009, the Company entered into the Lease Termination Agreement with BMR, and credited the restructuring charge of $0.35 million in accordance with the terms of the Agreement. On March 17, 2010 the Company and BMR amended the Agreement as described in this Note (above). Consequently, the restructuring liability was readjusted to reflect the terms of the Amendment accordingly.

Adjustments to the restructuring liability are as follows ($ thousands):

	Liability at	Cash	Adjustment to	Liability at
	December 31, 2010	Payments	the Liability	June 30, 2011
Lease restructuring expense	$300	$(300)	$—	$—
15. Income Taxes
The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2010 and June 30, 2011, the Company had no accruals for interest or penalties related to income tax matters. For the three and six months ended June 30, 2011 and 2010, the effective income tax rate was 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 35% is attributable to state tax benefits and tax credits offset by changes in the deferred tax valuation allowance.
16. New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial condition.
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
17. Fair Value
In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Level 2	Level 2
	June 30, 2011	December 31, 2010
	($ thousands)	($ thousands)
Derivative instruments (short term)	$7,155	$22,940
Derivative instruments (long term)	6,895	11,166

Total	$14,050	$34,106

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.
We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At June 30, 2011, the carrying value of the notes payable and accrued interest was $26.7 million.
18. Subsequent Events
On July 6, 2011, the Company closed a transaction with certain institutional investors (collectively, the “Buyers”) to sell an aggregate of approximately 4.3 million shares of its common stock and warrants (the “ Warrants”) to purchase a total of approximately 3.0 million shares of its common stock (the “Warrant Shares”) for gross proceeds of approximately $3.75 million (the “Private Placement”). Also on July 6, 2011, the Company and the Buyers entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company provided certain registration rights to the Buyers, including an obligation of the Company to file with the Securities and Exchange Commission within 20 days a registration statement on Form S-1 covering the shares issued in the Private Placement and the Warrant Shares. That registration statement on Form S-1 was filed with the SEC on July 26, 2011.
Simultaneous with closing the Private Placement, the Company closed a transaction with MHR Fund Management LLC and certain of its affiliated investment funds (“MHR”) to sell an aggregate of approximately 4.3 million shares of its common stock and warrants (the “MHR Warrants”) to purchase a total of approximately 3.0 million shares of its common stock (the “MHR Warrant Shares”) for gross proceeds of approximately $3.75 million (the “MHR Private Placement”).
In connection with the Private Placement and the MHR Private Placement, the Company entered into a Waiver Agreement with MHR (“Waiver Agreement”), pursuant to which MHR waived certain anti-dilution adjustment rights under its Senior Secured Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the Private Placement. As consideration for such waiver, the Company issued to MHR warrants (the “MHR Waiver Warrants”) to purchase 795,000 shares of its common stock (the “MHR Waiver Warrant Shares”) and agreed to reimburse MHR for up to $25,000 of its legal fees.
In both the Private Placement and the MHR Private Placement, each unit, consisting of one share of common stock and a warrant to purchase 0.7 shares of common stock, were sold at a purchase price of $0.872. The Warrants, the MHR Warrants and the MHR Waiver Warrants are exercisable at an exercise price of $1.09 per share and will expire July 6, 2016.

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
General
Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules or nutritional supplements using its Eligen® Technology. These molecules could be available currently or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow onset of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving the absorption of a therapeutic molecule thereby increasing its bioavailability, or by decreasing the time to peak blood concentrations which could result in faster onset of the molecule’s therapeutic action. The Eligen® Technology can make it possible to deliver certain therapeutic molecules orally, without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the general circulation where they dissociate from the carrier and are free to elicit their pharmacological effect. The Eligen® Technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal.
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
The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During the second quarter 2011, we continued to develop our product pipeline utilizing the Eligen® Technology with prescription and non-prescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation. Investments required to continue developing our product pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution.
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
Novartis is using our Eligen® drug delivery technology in combination with salmon calcitonin and human growth hormone. Their most advanced program utilizing the Company’s Eligen® Technology is testing an oral formulation of calcitonin to treat osteoarthritis and osteoporosis. For osteoarthritis, Novartis completed one Phase III trial and a second Phase III clinical study is continuing. Novartis is also conducting a Phase III clinical study for osteoporosis. In its Media Release for the second quarter 2011, Novartis reported that its planned submission for oral calcitonin for the treatment of osteoporosis is scheduled to be filed with the regulatory authorities during 2012.
On June 17, 2011, Novartis informed us of the results of its recently completed Proof of Concept study for an oral PTH1-34 using Emisphere’s Eligen® Technology in post-menopausal women with osteoporosis or osteopenia. Novartis informed us that, although the study confirmed that oral PTH1-34 was both safe and well-tolerated, several clinical endpoints were not met. Based on the data analyzed, Novartis has terminated the study and anticipates no further work on oral formulation of PTH1-34.
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
The Company is developing an oral formulation of Eligen® B12 (1000 mcg) for use by B12 deficient individuals. During the fourth quarter 2010, the Company completed a clinical trial which demonstrated that both oral Eligen® B12 (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals The manuscript summarizing the results from that clinical trial has been published in the July 2011 edition of the journal Clinical Therapeutics (Volume 22, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our potential Eligen® B12 (1000 mcg) product. On August 5, 2011 we received notice from the Patent Office that the U.S. patent application directed to the oral Eligen® B12 formulation was allowed. This new patent provides intellectual property protection for Eligen® B12 through approximately 2028. Currently, we are evaluating the results of our clinical trials and market research and exploring alternative development and commercialization options with the purpose of maximizing the commercial and health benefits potential of our Eligen® B12 asset.
Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market needs. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products. We plan to expand our pipeline with product candidates that demonstrate significant opportunities for growth.
        .
Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010:

		Three Months Ended
		June 30,
	2011	2010	Change
	(in thousands)
Revenue	$—	$39	$(39)
Operating expenses	$2,226	$3,156	$(930)
Operating loss	$(2,226)	$(3,117)	$(891)
Other income (expense)	$4,068	$(28,456)	$32,524
Net income (loss)	$1,842	$(31,573)	$33,415
Revenue decreased $0.04 million for the three months ended June 30, 2011 compared to the same period last year due to termination of commercial sales of low dose Eligen® B12.
Operating expenses decreased $0.93 million or 29% for the three months ended June 30, 2011 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(450)
Decrease in professional fees	(100)
Decrease in occupancy costs	(1)
Decrease in clinical costs	(122)
Decrease in depreciation and amortization	(5)
Decrease in other costs	(252)

$(930)

Human resource costs decreased $450 thousand, or 39%, due primarily to a $366 thousand decrease from a reduction in personnel in 2011 and an $84 thousand reduction in non-cash compensation.

Professional fees decreased $100 thousand, or 8%, due primarily to a $243 thousand reduction in legal fees offset by a $144 thousand net increase in other professional fees due primarily to a $201 thousand executive search fee partially offset by a $59 thousand reduction in corporate governance, accounting and other consulting fees.
Clinical costs decreased $122 thousand, or 48%, due primarily to a decrease in clinical trial costs related to a B-12 trial completed in 2010 and outside lab fees.
Other costs decreased $252 thousand, or 62%, due primarily to the $220 thousand charge to settle outstanding lawsuits in 2010 and a $32 thousand reduction in telecommunication and travel costs.
Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	June 30,
	2011	2010
Human resource costs, including benefits	31%	36%
Professional fees for legal, intellectual property, accounting and consulting	49%	38%
Occupancy for our laboratory and operating space	4%	3%
Clinical costs	6%	8%
Depreciation and amortization	3%	2%
Other	7%	13%
Other income for the three months ended June 30, 2011 increased $32.5 million, due primarily to a $17.0 million one-time charge for loss on extinguishment of debt during 2010; a $14.0 million gain from the change in fair value of derivative instruments arising from the decrease in the price of the Company’s stock; financing fees of $1.9 million in connection with the settlement of the Novartis note in June 2010 offset by a $0.3 million net increase in interest expense and other income.
As a result of the above factors, we had a net income of $1.8 million for the three months ended June 30, 2011, compared to a net loss of $31.6 million for the three months ended June 30, 2010.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010:

		Six Months Ended
		June 30,
	2011	2010	Change
	(in thousands)
Revenue	$—	$51	$51
Operating expenses	$4,275	$6,176	$(1,901)
Operating loss	$(4,275)	$(6,125)	$(1,850)
Other income (expense)	$17,116	$(42,707)	$(59,823)
Net income (loss)	$12,841	$(48,832)	$(61,673)
Revenue decreased $0.05 million for the six months ended June 30, 2011 compared to the same period last year due to termination of commercial sales of low dose Eligen® B12.
Operating expenses decreased $1.9 million or 31% for the six months ended June 30, 2011 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(1,143)
Decrease in professional fees	(235)
Increase in occupancy costs	5
Decrease in clinical costs	(175)
Decrease in depreciation and amortization	(10)
Decrease in other costs	(343)

$(1,901)

Human resource costs decreased $1,143 thousand, or 42%, due primarily to a $737 thousand decrease from a reduction in personnel in 2011, including a $638 thousand reduction from the CEO vacancy, and a $406 thousand reduction in non-cash compensation.
Professional fees decreased $235 thousand, or 11%, due primarily to a $393 thousand decrease in legal fees offset by a $158 thousand net increase in other professional fees due primarily to a $201 thousand executive search fee and a $73 thousand increase in accounting fees in connection with the restatement of prior period financial statements in the Company’s Annual Report for 2010, partially offset by a $110 thousand reduction in corporate governance and other consulting fees.
Occupancy costs increased $5 thousand, or 3%, due to higher common area maintenance costs in the first quarter 2011.
Clinical costs decreased $175 thousand, or 47%, due primarily to a $107 thousand decrease in clinical trial costs related to the B 12 trial completed in 2010 and a $68 thousand decrease in outside lab fees.
Depreciation and amortization costs decreased $10 thousand, or 7%, due to certain assets being fully depreciated during 2010.
Other costs decreased $343 thousand, or 53%, due primarily to a $220 thousand charge to settle outstanding lawsuits in 2010; additional restructuring costs of $50 thousand for revision of lease termination agreement with BMR in 2010; a $73 thousand reduction in telecommunication, travel , insurance, and other office expenses.
Our principal operating costs include the following items as a percentage of total operating expenses:

	Six Months Ended
	June 30,
	2011	2010
Human resource costs, including benefits	37%	44%
Professional fees for legal, intellectual property, accounting and consulting	44%	34%
Occupancy for our laboratory and operating space	4%	3%
Clinical costs	5%	6%
Depreciation and amortization	3%	3%
Other	7%	10%
Other income increased $59.8 million, due primarily to the $17.0 million one-time charges for loss on extinguishment of debt; a $42.3 million gain from the change in fair value of derivative instruments arising from the in the price of the Company’s stock ; financing fees of $1.9 million in connection with the settlement of the Novartis note in June 2010; offset by a $1.3 million net increase in interest expense and other income.
As a result of the above factors, we had a net income of $12.8 million for the six months ended June 30, 2011, compared to a net loss of $48.8 million for the six months ended June 30, 2010.
Liquidity and Capital Resources
Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2011, our accumulated deficit was approximately $468.1 million and our stockholders deficit was approximately $69.0 million. Our operating loss was $2.2 million for the three months ended June 30, 2011 compared to an operating loss of $3.1 million for the three months ended June 30, 2010. Our operating loss for the six months ended June 30, 2011 was $4.3 million compared to $6.1 million, for the six months ended June 30, 2010.

On June 30, 2011, we entered into a securities purchase agreement with various institutional investors to sell an aggregate of 4,300,438 shares of our common stock and warrants to purchase a total of 3,010,306 shares of our common stock for gross proceeds, before deducting fees and expenses and excluding the proceeds, if any, from the exercise of the warrants of $3,749,982 (the “2011 Private Placement”). The 2011 Private Placement closed on July 6, 2011. In connection with the 2011 Private Placement, we entered into a securities purchase agreement on the same date with MHR Fund Management LLC to sell an aggregate of 4,300,438 shares of our common stock and warrants to purchase a total of 3,010,306 shares of our common stock for gross proceeds, before deducting fees and expenses and excluding the proceeds, if any, from the exercise of the warrants of $3,749,982 (the “2011 MHR Private Placement”). Simultaneous with closing the 2011 Private Placement, we closed the 2011 MHR Private Placement with MHR and certain of its affiliated investment funds. In connection with the 2011 Private Placement and the 2011 MHR Private Placement, we entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under its senior secured notes and certain warrants that would otherwise have been triggered by the 2011 Private Placement. As consideration for such waiver, we issued to MHR warrants to purchase 795,000 shares of our common stock and agreed to reimburse MHR for up to $25,000 of its legal fees. In both the Private Placement and the MHR Private Placement (together, the “July 2011 Financing”), each unit, consisting of one share of common stock and a warrant to purchase 0.7 shares of common stock, were sold at a purchase price of $0.872. All of the warrants issued in the July 2011 Financing are exercisable at an exercise price of $1.09 per share and will expire on July 6, 2016.
We have limited capital resources and operations to date have been funded primarily with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of June 30, 2011 total cash and cash equivalents was $1.3 million. The change in cash relates to the operating loss offset by changes in accounts payable and non-cash items. We anticipate that our existing capital resources, without implementing cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners for our products, will enable us to continue operations through approximately April 2012. However, this expectation is based on the current operating plan that could change as a result of many factors and additional funding may be required sooner than anticipated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
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
Off-Balance Sheet Arrangements
As of June 30, 2011, we had no off-balance sheet arrangements. There were no changes in significant contractual obligations during the three months ended June 30, 2011.

Critical Accounting Estimates
Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011 for detailed explanations of its critical accounting estimates which have not changed significantly during the period ended June 30, 2011.
New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial condition.
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
Fair Value of Warrants and Derivative Liabilities. At June 30, 2011, the estimated fair value of derivative instruments was $14.0 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the Company computes the fair value of these instruments using multiple Black-Scholes model calculations to account for the various circumstances that could arise in connection with the contractual terms of said instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model input to calculate the value of the derivative at the reporting date. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives
(in thousands)
25% increase in stock price	$2,596
50% increase in stock price	5,293
5% increase in assumed volatility	469
25% decrease in stock price	(2,458)
50% decrease in stock price	(4,740)
5% decrease in assumed volatility	(484)

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Financial Risks
•	We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by April 2012, we may be forced to cease operations.
•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2010 contained a going concern explanatory paragraph.
•	We may not be able to meet the covenants detailed in the Convertible Notes with MHR Institutional Partners IIA LP, which could result in an increase in the interest rate on the Convertible Notes and/or accelerated maturity of the Convertible Notes, which we would not be able to satisfy.
•	Our stock was de-listed from NASDAQ.
Risks Related to our Business
•	Our business will suffer if we fail or are delayed in developing and commercializing an improved oral form of Vitamin B12.
•	We are highly dependent on the clinical success of our product candidates.
•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.
•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.
•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our collaborative partners are free to develop competing products.
•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.
•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.
•	We are dependent on third parties to manufacture and, in some cases, test our products.
•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.
Risks Related to our Industry
•	Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.
•	We may face product liability claims related to participation in clinical trials for future products.
•	We face rapid technological change and intense competition.
Other Risks
•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.
•	Our stock price has been and may continue to be volatile.
•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.
•	We identified a material weakness in our internal control over financial reporting that resulted in the restatement of our financial statements. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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

ITEM 5.	OTHER INFORMATION
On August 3, 2011, the Company received notification from Novartis that Novartis will be terminating that certain Research Collaboration and License Agreement by and among the Company and Novartis (the “Oral HGH Agreement”), dated September 22, 2004, as amended (the “Termination”). The Oral HGH Agreement provided for collaboration between the Company and Novartis on clinical trials of an oral human growth hormone product using the Eligen® Technology and provided Novartis with an exclusive worldwide license to develop, make, have made, use and sell products developed under the program. In connection with the Termination, Emisphere may continue to develop and/or commercialize the product.
The Termination will be effective as of October 26, 2011. In connection with the Oral HGH Agreement and the Termination, Novartis will provide the Company, upon request, with the data generated from the collaboration that would be necessary for the Company to continue to develop and commercialize an oral human growth hormone product using the Eligen® Technology. The Company has not incurred any penalties in connection with the Termination.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

3.2	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference).

3.3	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference).

4.2	Form of Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

4.3	Form of MHR Warrant (filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

10.1	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the Buyers named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

10.2	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the MHR Buyer (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

10.3	Waiver Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and MHR (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

10.4	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated July 6, 2011 (filed as Exhibit 10.85 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.5	Warrant A-54 dated as of July 6, 2011, between Emisphere Technologies, Inc. and EOS Holdings LLC (filed as Exhibit 10.86 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.6	Warrant A-55 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Kingsbrook Opportunities Master Fund LP (filed as Exhibit 10.87 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.7	Warrant A-56 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Bai Ye Feng (filed as Exhibit 10.88 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.8	Warrant A-57 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Cranshire Capital, L.P. (filed as Exhibit 10.89 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.9	Warrant A-58 dated as of July 6, 2011, between Emisphere Technologies, Inc. and HF H VICTOR UW VICTOR ART 7 (filed as Exhibit 10.90 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.10	Warrant A-59 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP (filed as Exhibit 10.91 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.11	Warrant A-60 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Iroquois Master Fund Ltd. (filed as Exhibit 10.92 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.12	Warrant A-61 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Shipman & Goodwin LLP Profit Sharing Trust FBO James T. Betts (filed as Exhibit 10.93 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.13	Warrant A-62 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Son Nam Nguyen (filed as Exhibit 10.94 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.14	Warrant A-63 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Pine Lodge Capital Company Ltd. (filed as Exhibit 10.95 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.15	Warrant A-64 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Huaidong Wang (filed as Exhibit 10.89 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.16	Warrant A-65 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP (filed as Exhibit 10.97 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.17	Warrant A-66 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP (filed as Exhibit 10.98 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.18	Warrant A-67 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP (filed as Exhibit 10.99 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.19	Warrant A-68 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP (filed as Exhibit 10.100 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.20	Warrant A-69 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP (filed as Exhibit 10.101 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.21	Warrant A-70 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP (filed as Exhibit 10.102 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.22	Warrant A-71 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP (filed as Exhibit 10.103 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.23	Warrant A-72 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP (filed as Exhibit 10.104 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.24	Warrant A-73 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP (filed as Exhibit 10.105 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.
Date: August 9, 2011	/s/ Michael R. Garone
Michael R. Garone
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference).

3.2	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference).

3.3	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed on September 14, 2007 and incorporated herein by reference).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed April 10, 2006 and incorporated herein by reference).

4.2	Form of Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

4.3	Form of MHR Warrant (filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

10.1	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the Buyers named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

10.2	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the MHR Buyer (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

10.3	Waiver Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and MHR (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

10.4	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated July 6, 2011 (filed as Exhibit 10.85 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.5	Warrant A-54 dated as of July 6, 2011, between Emisphere Technologies, Inc. and EOS Holdings LLC (filed as Exhibit 10.86 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.6	Warrant A-55 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Kingsbrook Opportunities Master Fund LP (filed as Exhibit 10.87 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.7	Warrant A-56 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Bai Ye Feng (filed as Exhibit 10.88 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.8	Warrant A-57 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Cranshire Capital, L.P. (filed as Exhibit 10.89 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.9	Warrant A-58 dated as of July 6, 2011, between Emisphere Technologies, Inc. and HF H VICTOR UW VICTOR ART 7 (filed as Exhibit 10.90 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.10	Warrant A-59 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP (filed as Exhibit 10.91 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.11	Warrant A-60 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Iroquois Master Fund Ltd. (filed as Exhibit 10.92 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.12	Warrant A-61 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Shipman & Goodwin LLP Profit Sharing Trust FBO James T. Betts (filed as Exhibit 10.93 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.13	Warrant A-62 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Son Nam Nguyen (filed as Exhibit 10.94 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.14	Warrant A-63 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Pine Lodge Capital Company Ltd. (filed as Exhibit 10.95 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.15	Warrant A-64 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Huaidong Wang (filed as Exhibit 10.89 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.16	Warrant A-65 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP (filed as Exhibit 10.97 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.17	Warrant A-66 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP (filed as Exhibit 10.98 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.18	Warrant A-67 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP (filed as Exhibit 10.99 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.19	Warrant A-68 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP (filed as Exhibit 10.100 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.20	Warrant A-69 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP (filed as Exhibit 10.101 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.21	Warrant A-70 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP (filed as Exhibit 10.102 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.22	Warrant A-71 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP (filed as Exhibit 10.103 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.23	Warrant A-72 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP (filed as Exhibit 10.104 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

10.24	Warrant A-73 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP (filed as Exhibit 10.105 to the Registration Statement on Form S-1 filed on July 26, 2011 and incorporated herein by reference).

31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.