Form 10-K/A
period 2010-12-31
EMISPHERE TECHNOLOGIES INC
filed 2012-01-19
CIK 805326

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant (i.e. excluding shares held by executive officers, directors, and control persons) was $54,630,000 computed at the closing price on that date.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of January 18, 2012 was 60,977,210.

EXPLANATORY NOTE
PART III
ITEM 11. EXECUTIVE COMPENSATION
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Ex-10.81
Ex-10.82
Ex-10.83
Ex-31.1 Certification of the Chief Executive Officer
Ex-31.2 Certification of the Chief Financial Officer

EXPLANATORY NOTE

On November 10, 2011, we received correspondence (the “Comment Letter”) from the Securities and Exchange Commission (the “Commission”) indicating that, among other things, our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 31, 2011 (the “Annual Report”) did not include quantitive disclosure regarding potential payments due certain executive officers in the event of a change-in-control pursuant to employment agreements described therein, as required under Item 11 of Form 10-K, and that the Annual Report did not include as exhibits certain agreements described therein, as required under Item 15 of Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report by restating in its entirety Item 13 of Part III, “Certain Relationships, Related Transactions, and Director Independence” to include the quantitive information regarding executive change-in-control payments, amends Item 11 of Part III of the Annual Report to include a cross reference to this quantitative disclosure, and amends Item 15 of Part IV of the Annual Report to add the additional exhibits reflected herein, in accordance with the Comment Letter. In addition, in connection with the filing of this Amendment, and pursuant to the rules of the Commission, the Registrant is including with this Amendment certain currently dated certifications.

Except as otherwise stated herein, no other amendments are being made to the Annual Report. In order to preserve the nature and character of the disclosures set forth in the Annual Report, this Amendment does not reflect events occurring after the March 31, 2011 filing of the Annual Report, and does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Unless the context requires otherwise, references in this Amendment to “Emisphere,” the “Company,” “we,” “us,” and “our” refer to Emisphere Technologies, Inc.

PART III

ITEM 11.	EXECUTIVE COMPENSATION

Item 11 of Part III of the Annual Report is hereby amended by adding the language set forth below:

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

For a description of our employment contracts with Messrs. Novinski, Riley, and Hart, including descriptions of potential payments to Messrs. Riley and Hart in the event of a Change in Control, please see the section entitled “Transactions with Executive Officers and Directors—Employment Agreements” under Item 13 below.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Item 13 of Part III of the Annual Report is hereby amended and restated in its entirety as set forth below:

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

Transactions with Executive Officers and Directors—Employment Agreements

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

Agreements with M. Gary I. Riley, Vice President on Non-Clinical Development and Applied Biology and Nicholas J. Hart, Vice President, Strategy and Development

The Company has an agreement with M. Gary I. Riley (the “Riley Employment Agreement”) by which, in the event that there is a Change in Control, a severance amount, equivalent to six month’s base salary, excluding bonus and relocation assistance, will be provided to him. At December 31, 2010, this amount to be paid in one installment would equal $132,500.

In addition, in the event that there is a Change in Control during Mr. Riley’s employment at Emisphere resulting in termination of employment, he shall receive, in addition to the options already vested and, subject to approval by the Board of Directors, immediate vesting of all remaining options as set forth in the Plan. At December 31, 2010, if the Board of Directors would have approved the acceleration of vesting of Mr. Riley’s options, the fair value of unvested options held by Mr. Riley to be vested would be $15,824.

The Company had an agreement with Nicholas J. Hart (the “Hart Employment Agreement”) by which, in the event that there is a Change in Control (as defined in the Hart Employment Agreement) during Mr. Hart’s term of employment at Emisphere resulting in termination of employment, a severance amount, equivalent to six month’s base salary (excluding bonus) will be provided to Mr. Hart. At December 31, 2010, this amount to be paid in one installment would equal $120,000

In addition, in the event that there is a Change in Control during Mr. Hart’s employment at Emisphere resulting in termination of employment, he shall receive, in addition to the options already vested and subject to approval by the Board of Directors, immediate vesting of all remaining options as set forth in the Plan. At December 31, 2010, if the Board of Directors would have approved the acceleration of vesting of Mr. Hart’s options, the fair value of unvested options held by Mr. Hart to be vested would be $76,479.

For purposes of the Riley Employment Agreement and the Hart Employment Agreement, “Change in Control” includes the acquisition of more than fifty percent of the Company’s outstanding Common Stock by any person, group or entity other than the Company, any subsidiary or benefit plan or any current five percent or greater stockholder, acquisitions of the Company or mergers, consolidations or reorganizations with the Company, after which the beneficial owners of Company shares own less than a majority of the surviving or resulting entity, and sales of all or substantially all the assets of the Company to unrelated parties.

In exchange for the payments in the event of a severance following a Change in Control, each of Messrs. Riley and Hart would be required to provide to the Company a general release of claims. Mr. Hart left the employ of the Company on May 6, 2011.

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

The table below provides membership information for each committee of the Board of Directors during 2010:

Name	Board	Audit		Compensation		Governance and Nominating
Michael V. Novinski(1)	X
Mark H. Rachesky, M.D.(2)	X			X		X
Michael Weiser, M.D.(2)	X	X		X	*	X	*
John D. Harkey, Jr.(3)	X	X	*
Timothy G. Rothwell(3)	X	X

*	Chair
(1)	On February 28, 2011, Michael V. Novinski resigned as a director of the Company and from his position as President and Chief Executive Officer of the Company.
(2)	Class III directors: Term as director is expected to expire in 2011.
(3)	Class I directors: Term as director is expected to expire in 2012.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 of Part IV of the Annual Report is hereby amended by adding the following exhibits to the exhibit list set forth therein:

Exhibit	Description		Incorporated by Reference

10.81	First Amendment to Lease Termination Agreement, dated March 17, 2010, between Emisphere Technologies, Inc. and BMR-Landmark at Eastview LLC	*

10.82	License Agreement, dated March 8, 2000, by and between Emisphere Technologies, Inc. and Novartis Pharma AG	*	(4)

10.83	Draft Offer Letter Pending Emisphere Compensation Committee of the Board of Directors Approval, dated September 27, 2007, from Emisphere Technologies, Inc. to Gary I. Riley	*	(2)

The following additional exhibits are filed with this Amendment. These exhibits do not amend the corresponding exhibits previously filed with the Annual Report.

Exhibit	Description		Incorporated by Reference

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith
(2)	Management contract or compensatory plan or arrangement
(4)	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMISPHERE TECHNOLOGIES, INC.

By: /s/ Michael R. Garone
Michael R. Garone
Interim Chief Executive Officer and
Chief Financial Officer

Date: January 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Michael R. Garone Michael R. Garone	(Principal Executive Officer and Principal Financial and Accounting Officer)	January 19, 2012

EXHIBIT INDEX

Exhibit	Description		Incorporated by Reference

10.81	First Amendment to Lease Termination Agreement, dated March 17, 2010, between Emisphere Technologies, Inc. and BMR-Landmark at Eastview LLC	*

10.82	License Agreement, dated March 8, 2000, by and between Emisphere Technologies, Inc. and Novartis Pharma AG	*	(4)

10.83	Draft Offer Letter Pending Emisphere Compensation Committee of the Board of Directors Approval, dated September 27, 2007, from Emisphere Technologies, Inc. to Gary I. Riley	*	(2)

The following additional exhibits are filed with this Amendment. These exhibits do not amend the corresponding exhibits previously filed with the Annual Report.

Exhibit	Description		Incorporated by Reference

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith
(2)	Management contract or compensatory plan or arrangement
(4)	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.