Form 10-Q
period 2012-03-31
EMISPHERE TECHNOLOGIES INC
filed 2012-05-09
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 1, 2012 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,206	$3,069
Accounts receivable, net	4	22
Inventories	258	258
Prepaid expenses and other current assets	510	581

Total current assets	3,978	3,930
Equipment and leasehold improvements, net	37	44
Restricted cash	247	247

Total assets	$4,262	$4,221

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$1,061	$894
Notes payable related party, including accrued interest and net of related discount	27,653	26,016
Derivative instruments:
Related party	7,512	9,371
Others	1,576	828
Other current liabilities	36	42

Total current liabilities	37,838	37,151
Deferred revenue	31,606	31,593
Deferred lease liability and other liabilities	—	4

Total liabilities	69,444	68,748

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued 60,977,210 shares (60,687,478 outstanding) as of March 31, 2012 and December 31, 2011	610	610
Additional paid-in-capital	404,788	404,707
Accumulated deficit	(466,628)	(465,892)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(65,182)	(64,527)

Total liabilities and stockholders’ deficit	$4,262	$4,221

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2012 and 2011

(in thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2012	2011
Net Sales	$—	$—

Costs and expenses:
Research and development	412	529
General and administrative	1,346	1,451
Depreciation and amortization	7	70

Total costs and expenses	1,765	2,050

Operating loss	(1,765)	(2,050)

Other non-operating income (expense):
Other income	1,556	23
Change in fair value of derivative instruments
Related party	1,859	11,736
Other	(748)	2,581
Interest expense
Related party	(1,638)	(1,280)
Other	—	(11)

Total other non-operating income	1,029	13,049

Net income (loss)	$(736)	$10,999

Net income (loss) per share, basic	$(0.01)	$0.21
Net income (loss) per share, diluted	$(0.01)	$0.19
Weighted average shares outstanding, basic	60,687,478	52,051,602
Weighted average shares outstanding, diluted	60,687,478	56,753,815

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2012 and 2011

(in thousands)

(unaudited)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(736)	$10,999

Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation	7	10
Amortization	—	60
Change in fair value of derivative instruments	(1,111)	(14,317)
Non-cash interest expense	1,638	1,279
Non-cash compensation expense	81	86
Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	18	1
Decrease (increase) in inventory	—	—
Decrease (increase) in prepaid expenses and other current assets	71	(43)
Increase in deferred revenue	13	14
Increase (decrease) in accounts payable and accrued expenses	167	(1,980)
(Decrease) increase in other current liabilities	(7)	2
Decrease in deferred lease liability	(4)	(10)
Decrease in restructuring accrual	—	(150)

Total adjustments	873	(15,048)

Net cash provided by (used in) operating activities	137	(4,049)
Cash flows provided by financing activities Exercise of warrants	—	236

Net cash provided by financing activities	—	236

Net increase (decrease) in cash and cash equivalents	137	(3,813)
Cash and cash equivalents, beginning of period	3,069	5,326

Cash and cash equivalents, end of period	3,206	$1,513

Schedule of non-cash financing activities
Reclassification of derivative liability to equity upon exercise of warrants	$—	$349

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

Liquidity. As of March 31, 2012, we had approximately $3.2 million in cash and cash equivalents, approximately $33.9 million in working capital deficiency, a stockholders’ deficit of approximately $65.2 million and an accumulated deficit of approximately $466.6 million. Our operating loss for the three months ended March 31, 2012 was approximately $1.8 million. We anticipate that our existing capital resources will enable us to continue operations through September 26, 2012, at which time the MHR Convertible Notes (as defined below) come due, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. Further, we have significant future commitments and obligations. On September 26, 2005, we executed a Senior Secured Loan Agreement (the “Loan Agreement”) with MHR Fund Management, LLC and entities affiliated with it (collectively, “MHR”). The Loan Agreement, as amended, provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). Under the Loan Agreement, MHR requested, and on May 16, 2006 we effected, the exchange of the Loan for 11% senior secured convertible notes (the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock at a price per share of $3.78. Interest will be payable in the form of additional MHR Convertible Notes. The MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets.

As of March 31, 2012, the book value of MHR Convertible Notes outstanding including principal, interest and discount for warrant purchase option and embedded conversion features is $27.1 million. The amount payable at maturity will be approximately $30.5 million. The MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and provide for certain events of default including, among other things, failure to perfect liens in favor of MHR created by the transaction, failure to observe any covenant or agreement, failure to maintain the listing and trading of our common stock, sale of a substantial portion of our assets, merger with another entity without the prior consent of MHR, or the occurrence of any governmental action that renders us unable to honor or perform our obligations under the MHR Convertible Notes or results in a material adverse effect on our operations. If an event of default occurs, the MHR Convertible Notes provide for the immediate repayment of the Notes and certain additional amounts as set forth in the MHR Convertible Notes. On September 26, 2012, the maturity date of the MHR Convertible Notes, or earlier if an event of default occurs, if we are unable to make the required payments, the resulting default would enable MHR to foreclose on all of our assets. Any of the foregoing events would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock. We currently have a waiver from MHR for failure to perfect liens on certain intellectual property rights through September 26, 2012.

In addition to funding required to meet our obligations under the MHR Convertible notes, we expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we do not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2011, 2010 and 2009 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to September 26, 2012, we could be forced to cease operations.

2. Basis of Presentation

The condensed balance sheet at December 31, 2011 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, shares available for future grants under the plans amounted to 1,303,448.

Total compensation expense recorded during the three months ended March 31, 2012 for share-based payment awards was $0.08 million, of which $0.02 million is included in research and development and $0.06 million is included in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2012. At March 31, 2012, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.4 million, which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the three months ended March 31, 2012 and March 31, 2011, respectively. No tax benefit was realized due to a continued pattern of operating losses.

During the three months ended March 31, 2012, the Company granted 100,000 options as follows: 50,000 options each to two new members of the Board of Directors.

4. Inventories

Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of work in process at March 31, 2012 and December 31, 2011.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Prepaid corporate insurance	$72	$35
Deposit on inventory	399	420
Prepaid expenses and other current assets	39	126

	$510	$581

6. Fixed Assets

Equipment and leasehold improvements, net, consists of the following:

	Useful Lives in Years	March 31, 2012	December 31, 2011
		(in thousands)
Equipment	3-7	$1,370	$1,370
Leasehold improvements	Term of lease	61	61

		1,431	1,431
Less, accumulated depreciation and amortization		1,394	1,387

Equipment and leasehold improvements, net		$37	$44

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Accounts payable and other accrued expenses	$687	$318
Accrued legal, professional fees and other	311	513
Accrued vacation	49	24
Clinical trial expenses and contract research	14	39

	$1,061	$894

8. Notes Payable

Notes payable consist of the following:

	March 31 2012	December 31, 2011
	(in thousands)
MHR Convertible Notes	$27,064	$25,441
MHR Promissory Notes	589	575

	$27,653	$26,016

MHR Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR Fund Management LLC (together with its affiliates, “MHR”). Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for senior secured convertible notes (the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes are convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. As of March 31, 2012, the MHR Convertible Notes were convertible into 7,654,698 shares of our common stock. The MHR Convertible Notes are due on September 26, 2012, bear interest at 11% and are collateralized by a first priority lien in favor of MHR on substantially all of our assets. Interest is payable in the form of additional MHR Convertible Notes rather than in cash. Effective September 27, 2011, the MHR Convertible Notes were reclassified as a short term liability in accordance with their September 26, 2012 maturity date.

In connection with the Loan Agreement, we amended MHR’s previously existing warrants to purchase 387,374 shares of common stock (“MHR 2005 Warrants”) to provide additional anti-dilution protection. We also granted MHR the option (“MHR Option”) to purchase warrants for up to 617,211 shares of our common stock. The MHR Option was exercised during April 2006 whereby MHR acquired 617,211 warrants (“MHR 2006 Warrants”) to acquire an equal number of shares of common stock. The exercise price for the MHR Option was $0.01 per warrant for the first 67,084 warrants and $1.00 per warrant for each additional warrant. The MHR 2006 Warrants expired September 26, 2011.

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

The MHR Convertible Notes provide MHR with the right to require us to redeem the notes in the event of a change in control. The change in control redemption feature has been determined to be an embedded derivative instrument which must be separated from the host contract. For the year ended December 31, 2006, the fair value of the change in control redemption feature was estimated using a combination of a put option model for the penalties and the Black-Scholes model for the conversion option that would exist under the MHR Convertible Notes. The estimate resulted in a value that was de minimis and, therefore, no separate liability was recorded. Changes in the assumptions used to estimate the fair value of this derivative instrument, in particular the probability that a change in control will occur, could result in a material change to the fair value of the instrument. For the three months ended March 31, 2012 and for the years ended December 31, 2011, 2010 and 2009, management determined the probability of exercise of the right due to change in control to be remote. The fair value of the change in control redemption feature is de minimis.

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

As consideration for its consent and limitation of rights in connection with the Master Agreement and Amendment by and between the Company and its research collaboration partner Novartis Pharma AG (“Novartis”) dated as of June 4, 2010 (the “Novartis Agreement”), the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 MHR Warrants”) under the MHR Letter Agreement (as defined below). The Company estimated the fair value of the June 2010 MHR Warrants on the date of grant using Black-Scholes models to be $1.9 million. The Company determined that the resulting modification of the MHR Convertible Notes was substantial in accordance with FASB ASC 470-50, “Modifications and Extinguishments.” As such, the modification of the MHR Convertible Notes was accounted for as an extinguishment and restructuring of the debt, and the warrants issued to MHR were expensed as a financing fee. The fair value of the MHR Convertible Notes as of June 4, 2010 was estimated by calculating the present value of future cash flows discounted at a market rate of return for comparable debt instruments to be $17.2 million. The Company recognized a loss on extinguishment of debt in the amount of $17.0 million which represented the difference between the net carrying amount of the MHR Convertible Notes and their fair value as of the date of the Novartis Agreement and the MHR Letter Agreement.

The book value of the MHR Convertible Notes is comprised of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Face Value of the notes (including accrued interest)	$28,935	$28,153
Discount (related to the warrant purchase option and embedded conversion feature)	(1,871)	(2,712)

	$27,064	$25,441

2010 MHR Promissory Notes. In connection with the Novartis Agreement, the Company and MHR entered into a letter agreement (the “MHR Letter Agreement”), and MHR, the Company and Novartis entered into a non-disturbance agreement (the “Non-

Disturbance Agreement”), which was a condition to Novartis’ execution of the Novartis Agreement. Pursuant to the MHR Letter Agreement, MHR agreed to limit certain rights and courses of action that it would have available to it as a secured party under the Senior Secured Term Loan Agreement and Pledge and Security Agreement (“Loan and Security Agreement”) between MHR and the Company. MHR also consented to the Novartis Agreement, which consent was required under the Loan and Security Agreement, and MHR also agreed to enter into a comparable agreement at some point in the future in connection with another potential Company transaction (the “Future Transaction Agreement”). The MHR Letter Agreement also provided for the Company to reimburse MHR for its legal fees incurred in connection with the Non-Disturbance Agreement for up to $500,000 and up to $100,000 in legal expenses incurred by MHR in connection with the Future Transaction Agreement. The reimbursements were to be paid in the form of non-interest bearing promissory notes issued on the effective date of the MHR Letter Agreement. As such, the Company issued to MHR non-interest promissory notes for $500,000 and $100,000 on June 8, 2010 (collectively, the “2010 MHR Promissory Notes”). The Company received documentation that MHR expended more than the $500,000 of legal fees in connection with the Non-Disturbance Agreement and $100,000 of legal fees in connection with the Future Transaction Agreement, and, consequently, recorded the issuance of the 2010 MHR Promissory Notes and a corresponding charge to financing expenses. The 2010 MHR Promissory Notes are due June 4, 2012. The Company imputed interest at its incremental borrowing rate of 10%, and discounted the face amounts of the 2010 MHR Promissory Notes. As of March 31, 2012, the unamortized discount of the $500,000 and $100,000 promissory notes are $8,800 and $1,800, respectively.

9. Derivative Instruments

Derivative instruments consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
MHR Convertible Note	$4,172	7,367
August 2007 Warrants	29	12
August 2009 Warrants	1,020	540
June 2010 MHR Warrants	207	351
August 2010 Warrants	1,390	735
August 2010 MHR Waiver Warrants	267	142
July 2011 Warrants	1,770	929
July 2011 MHR Waiver Warrants	233	123

	$9,088	$10,199

The fair value of the warrants that have exercise price reset features is estimated using an adjusted Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations for such warrants to account for the various possibilities that could occur due to various circumstances that could arise in connection with the contractual terms of said instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model inputs to calculate the value of the derivative at the reporting date.

Embedded Conversion Feature of MHR Convertible Notes. The MHR Convertible Notes contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Convertible Notes and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability has been presented as a current liability as of March 31, 2012 and December 31, 2011 to correspond with its host contract, the MHR Convertible Notes. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period. The assumptions used in computing the fair value as of March 31, 2012 are a closing stock price of $0.38, conversion prices of $3.78 and $0.38, expected volatility of 259.06% over the remaining term of six months and a risk free rate of 0.15% The fair value of the embedded conversion feature decreased by $3.2 million for the quarter ended March 31, 2012 which has been recognized in the accompanying statements of operations. The embedded conversion feature will be adjusted to estimated fair value for each future period they remain outstanding. See Note 8 for a further discussion of the MHR Convertible Notes.

August 2007 Warrants. In connection with an equity financing in August 2007 (the “August 2007 Financing”), Emisphere sold warrants to purchase up to 400,000 shares of common stock (the “August 2007 Warrants”). Of these 400,000 warrants, 91,073 were sold to MHR. Each of the August 2007 Warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The August 2007 Warrants provide for certain anti-dilution protection as provided therein. Under the terms of the August 2007 Warrants, we have an obligation to make a cash payment to the holders of the August 2007 Warrants for any gain that could have been realized if the holders exercise the August 2007 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2007 Warrants have been exercised. Accordingly, the August 2007 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of March 31, 2012 are a closing stock price of $0.38, expected volatility of 284.19% over the remaining term of five months and a risk-free rate of 0.07%.The fair value of the August 2007 Warrants increased $0.02 million for the three months ended March 31, 2012, which has been recognized in the accompanying statements of operations. The August 2007 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 6.4 million shares of common stock to MHR (3.7 million) and other unrelated investors (2.7 million) (the “August 2009 Warrants”). The August 2009 Warrants were issued with an exercise price of $0.70 and expire on August 21, 2014. Under the terms of the August 2009 Warrants, we have an obligation to make a cash payment to the holders of the August 2009 Warrants for any gain that could have been realized if the holders exercise the August 2009 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2009 Warrants have been exercised. Accordingly, the August 2009 Warrants have been accounted for as a liability. The fair value of the August 2009 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of March 31, 2012 are a closing stock price of $0.38, expected volatility of 161.71% over the remaining term of two years and five months and a risk-free rate of 0.33%. The fair value of the August 2009 Warrants increased $0.5 million for the three months ended March 31, 2012, which has been recognized in the accompanying statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding. During the year ended December 31, 2010, the unrelated investors exercised their warrants to purchase up to 2,685,714 million shares of the Company’s common stock at an exercise price of $0.70, using the “cashless exercise” provision. After these cashless exercises, warrants to purchase up to 3,729,323 shares of common stock, in the aggregate, remain outstanding.

June 2010 MHR Warrants. As consideration for its consent and limitation of rights in connection with the Novartis Agreement, the Company granted MHR warrants to purchase 865,000 shares of its common stock under the MHR Letter Agreement. The June 2010 MHR Warrants are exercisable at $2.90 per share and will expire on August 21, 2014. The June 2010 MHR Warrants provide for certain anti-dilution protection as provided therein. We have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the June 2010 MHR Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such June 2010 MHR Warrants have been exercised. Additionally, the exercise price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of the June 2010 MHR Warrants and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period Under FASB ASC 815-40-15-5, the June 2010 MHR Warrants are not considered indexed to the Company’s own stock and, therefore, do not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The fair value of the June 2010 MHR Warrants is estimated at the end of each quarterly reporting period. The assumptions used in computing the fair value of the June 2010 MHR Warrants as of March 31, 2012 are a closing stock price of $0.38, exercise prices of $0.38 and $2.90, expected volatility of 161.71%, over the remaining term of two years and five months and a risk-free rate of 0.33%. The fair value of the June 2010 MHR Warrants decreased by $0.14 million for the quarter ended March 31, 2012 which has been recognized in the accompanying statements of operations. The June 2010 MHR Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2010 Warrants. In connection with the August 2010 Financing, Emisphere sold warrants to purchase 5.2 million shares of common stock to MHR (2.6 million) and other unrelated investors (2.6 million) (the “August 2010 Warrants”). The August 2010 Warrants were issued with an exercise price of $1.26 and expire on August 26, 2015. Under the terms of the August 2010 Warrants, we have an obligation to make a cash payment to the holders of the August 2010 Warrants for any gain that could have been realized if the holders exercise the August 2010 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2010 Warrants have been exercised. Accordingly, the August 2010 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The Company received proceeds of $0.2 million from the exercise of these warrants. The Company calculated the fair value of the 0.2 million exercised warrants on January 12, 2011 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of January 12, 2011 are a closing stock price of $2.25, expected volatility of 107.30% over the remaining contractual life of four years and seven months and a risk-free rate of 1.99%. The fair value of the 0.2 million exercised warrants decreased by approximately $28,000 for the period from January 1, 2011 through January 12, 2011, which has been recognized in the accompanying statements of operations. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of March 31, 2012 are a closing stock price of $0.38, exercise price of $1.26, expected volatility of 151.43% over the remaining term of three years and five months, and a risk-free rate of 0.51%. The fair value of the August 2010 Warrants increased by $0.7 million for the three months ended March 31, 2012, which has been recognized in the accompanying statements of operations. The August 2010 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2010 MHR Waiver Warrants. In connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 MHR Waiver Warrants”). The August 2010 MHR Waiver Warrants are in the same form of warrant as the August 2010 Warrants issued to MHR as part of the August 2010 Financing described above. Accordingly, the August 2010 MHR Waiver Warrants have been accounted for as a liability. The fair value of the August 2010 Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants on the date of grant using Black-Scholes models to be $0.8 million. The assumptions used in computing the fair value of the August 2010 MHR Waiver Warrants at March 31, 2012 are a closing stock price of $0.38, exercise price of $1.26, expected volatility of 151.43% over the term of three years and five months, and a risk free rate of 0.51%. The fair value of the August 2010 MHR Waiver Warrants increased by $0.1 million for the three months ended March 31, 2012, and the increase has been recognized in the accompanying statements of operations. The August 2010 MHR Waiver Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

July 2011 Warrants. In connection with the July 2011 Financing, Emisphere sold warrants to purchase 6.02 million shares of common stock to MHR (3.01 million) and other unrelated investors (3.01 million) (the “July 2011 Warrants”). The July 2011 Warrants were issued with an exercise price of $1.09 and expire on July 6, 2016. Under the terms of the July 2011 Warrants, we have an obligation to make a cash payment to the holders of the July 2011 Warrants for any gain that could have been realized if the holders exercise the July 2011 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such July 2011 Warrants have been exercised. Accordingly, the July 2011 Warrants have been accounted for as a liability. The fair value of the July 2011 Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants as of the date of grant using Black-Scholes models to be $4.5 million. The assumptions used in computing the fair value of the July 2011 Warrants as of March 31, 2012 are a closing stock price of $0.38, exercise price of $1.09, expected volatility of 142.26% over the remaining term of four years and four months, and a risk-free rate of 1.04%. The fair value of the July 2011 Warrants increased by $0.8 million for the three months ended March 31, 2012, and the fluctuation has been recorded in the statements of operations.

July 2011 MHR Waiver Warrants. In connection with the July 2011 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the July 2011 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 795,000 shares of its common stock (the “July 2011 MHR Waiver Warrants”). The July 2011 MHR Waiver Warrants are in the same form of warrant as the July 2011 Warrants issued to MHR described above. Accordingly, the July 2011 MHR Waiver Warrants have been accounted for as a liability. The fair value of the July 2011 MHR Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants on the date of grant using Black-Scholes models to be $0.6 million. The assumptions used in computing the fair value of the July 2011 MHR Waiver Warrants as of March 31, 2012 are a closing stock price of $0.38, exercise price of $1.09, expected volatility of 142.26% over the term of four years and four months, and a risk free rate of 1.04%. The fair value of the July 2011 MHR Waiver Warrants increased by $0.1 million for the three months ended March 31, 2012 and the fluctuation has been recorded in the statements of operations.

10. Net income (loss) per share

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(in thousands except per share data)
Net income (loss)	$(736)	$10,999
Effect of dilutive securities — MHR convertible note assumed conversion	—	—

Numerator for diluted net income (loss) per share after assumed note conversion	(736)	10,999

Weighted average common shares outstanding:	60,687,478	52,051,602
Dilutive securities
Options	—	547,711
Warrants	—	4,154,502

Diluted weighted average common shares outstanding and assumed conversion	60,687,478	56,753,815

Basic net income (loss) per share	$(0.01)	$0.21
Diluted net income (loss) per share	$(0.01)	$0.19

For the three month periods ended March 31, 2012 and 2011, certain potential shares of common stock have been excluded from the calculation of diluted income per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income per share would have been anti-dilutive. In addition, incremental shares from the assumed conversion of the MHR note payable are excluded for the three month period ended March 31, 2012 and 2011 as the effect of these shares is anti-dilutive in these periods. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive.

	Three Months Ended March 31,
	2012	2011
Options to purchase common shares	3,264,800	1,756,100
Outstanding warrants	17,843,727	1,882,211
MHR convertible note payable	7,654,698	6,860,777

	28,763,225	10,499,088

11. Commitments and Contingencies

Commitments.

We lease office space at 240 Cedar Knolls Road, Suite 200, Cedar Knolls, New Jersey under a non-cancellable operating lease expiring in 2013.

As of March 31, 2012, future minimum rental payments are as follows:

(In thousands)
2012	270
2013	31

Total	301

In accordance with the lease agreement in Cedar Knolls, NJ, the Company has entered into a standby letter of credit in the amount of $246 thousand as a security deposit. The standby letter of credit is fully collateralized with a time certificate of deposit account in the same amount. The certificate of deposit has been recorded as a restricted cash balance in the accompanying financials. As of March 31, 2012, there are no amounts outstanding under the standby letter of credit.

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2012.

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

12. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011 and March 31, 2012, the Company had no accruals for interest or penalties related to income tax matters. For the three month period ended March 31, 2012 and 2011, the effective income tax rate was 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 34% is attributable to state tax benefits and tax credits, offset by changes in the deferred tax valuation allowance.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”), which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

14. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

March 31, 2012:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$4,709	$4,379	$9,088

December 31, 2011:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$2,487	$7,712	$10,199

Level 3 financial instruments consist of certain common stock warrants and the embedded conversion features. The fair value of these warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations to account for potential adjustments that could occur in connection with the contractual terms of said instruments, based on various circumstances that could arise during the remaining term of the instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model inputs to calculate the value of the derivative at the reporting date. The Company adopted the disclosure requirements of ASU 2011-04, Fair Value Measurements, during the quarter ended March 31, 2012. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the MHR Convertible Notes and MHR 2010 Warrants, which was estimated to be 20% and 40%, respectively, at March 31, 2012. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
Beginning Balance	$7,712	$13,306
Change in fair value	(3,333)	(5,594)

Ending Balance	$4,379	$7,712

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the contractual terms of the financial instruments. A significant increase (decrease) in the this likelihood would result in a higher (lower) fair value measurement.

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

The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During the first quarter 2012, we continued to develop our product pipeline utilizing the Eligen® Technology with prescription and non-prescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation. Investments required to continue developing our product pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution. We are planning to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. We will also continue to pursue product candidates for internal development and commercialization. We believe that these internal candidates must be capable of development with reasonable investments in an acceptable time period and with a reasonable risk-benefit profile.

Notwithstanding the Company’s optimism for its technology, Emisphere was adversely affected by the announcement by its research collaboration partner Novartis Pharma AG (“Novartis”) of the termination of its oral human growth hormone, osteoarthritis, and osteoporosis programs involving Emisphere’s Eligen® Technology. Furthermore, we have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources will enable us to continue operations through September 26, 2012, at which time the MHR Convertible Notes, described below, come due, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. On September 26, 2005, we executed a Senior Secured Loan Agreement (the “Loan Agreement”) with MHR Fund Management, LLC and entities affiliated with it (collectively, “MHR”). The Loan Agreement, as amended, provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). Under the Loan Agreement, MHR requested, and on May 16, 2006 we effected, the exchange of the Loan for 11% senior secured convertible notes (the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock at a price per share of $3.78. Interest will be payable in the form of additional MHR Convertible Notes rather than in cash. The MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets. As of March 31, 2012, the book value of MHR Notes outstanding including principal, interest and discount for warrant purchase option and embedded conversion features is $27.1 million. The amount payable at maturity will be approximately $30.5 million.

On September 26, 2012, the maturity date of the MHR Convertible Notes, or earlier if an event of default occurs, the MHR Convertible Notes provide for immediate repayment of our obligations thereunder. Based on the Company’s present financial condition, we would not be able to make the required payments on the MHR Convertible Notes at maturity, and the resulting default would enable MHR to foreclose on all of our assets. Any of the foregoing events would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock. The Company is considering a variety of alternatives to address the upcoming maturity of the MHR Convertible Notes, including the sale of assets, additional financings, and negotiations with MHR.

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

Our product pipeline includes prescription and medical food product candidates that are being developed in partnership or internally. During the first quarter, 2012, our development partner Novo Nordisk continued their development programs and we continued to make progress on our internally developed Eligen® B12 product.

Novo Nordisk is using our Eligen® drug delivery technology in combination with its proprietary GLP-1 receptor agonists and insulins. During December 2010, the Company entered into the Insulins License Agreement with Novo Nordisk to develop and commercialize oral formulations of Novo Nordisk's insulins using Emisphere's Eligen® Technology. This was the second license agreement between the two companies. The GLP-1 License Agreement, signed in June 2008, provided for the development of oral formulations of GLP-1 receptor agonists, with a potential drug currently in a Phase I clinical trial. The Insulins License Agreement included $57.5 million in potential product development and sales milestone payments to Emisphere, of which $5 million was paid upon signing, as well as royalties on sales.

The Company is developing an oral formulation of Eligen® B12 (1000 mcg) for use by B12 deficient individuals. During the fourth quarter 2010, the Company completed a clinical trial which demonstrated that both oral Eligen® B12 (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial was published in the July 2011 edition of the journal Clinical Therapeutics (Volume 22, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our potential Eligen® B12 (1000 mcg) product. On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the oral Eligen® B12 formulation was allowed. This new patent (US 8,022,048) provides intellectual property protection for Eligen® B12 through approximately October 2029. Currently, we are evaluating the results of our clinical trials and market research and exploring alternative development and commercialization options with the purpose of maximizing the commercial and health benefits potential of our Eligen® B12 asset.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011:

	Three Months Ended
	March 31,
	2012	2011	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses	$1,765	$2,050	$(285)
Operating loss	$(1,765)	$(2,050)	$285
Other non-operating income	$1,029	$13,049	$(12,020)
Net income (loss)	$(736)	$10,999	$(11,735)

Operating expenses decreased $0.3 million or 14% for the three months ended March 31, 2012 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(264)
Increase in professional fees	118
Decrease in occupancy costs	(16)
Decrease in clinical costs	(42)
Decrease in depreciation and amortization	(63)
Decrease in other costs	(18)

$(285)

Human resource costs decreased $264 thousand, or 29%, due primarily to reductions in wages and wage related costs in 2012 commensurate with the reduction in personnel.

Professional fees increased $118 thousand, or 15%, due primarily to a $141 thousand increase in consulting fees, and a $139 thousand increase in IP costs, offset by a $114 thousand reduction in accounting fees due primarily to the elimination of fees incurred during 2011 in connection with the restatement of financial statements for 2010 and a $48 thousand reduction in corporate legal fees.

Occupancy costs decreased $16 thousand or 17% due primarily to lower common area maintenance costs.

Clinical costs decreased $42 thousand, or 65%, due primarily to the completion of our vitamin B12 clinical trial.

Depreciation and amortization decreased $63 thousand or 89%, due to the recognition of an impairment of intangible assets in December 2011.

Other costs decreased $18 thousand, or 12%, due primarily to a $14 thousand reduction in telecommunication and maintenance costs and a $4 thousand reduction in insurance costs.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended March 31,
	2012	2011
Human resource costs, including benefits	36%	44%
Professional fees for legal, intellectual property, accounting and consulting	50%	38%
Occupancy for our laboratory and operating space	5%	5%
Clinical costs	1%	3%
Depreciation and amortization	0%	3%
Other	8%	7%

Other non-operating income decreased $12.0 million to $1.0 million for the three months ended March 31, 2012 in comparison to other non-operating income of $13.0 million during the same period last year , due primarily to a $1.1 million gain from the decrease in fair value of derivative instruments in 2012 due to relative changes in the stock price during the three months ended March 31, 2012, compared to a $14.3 million gain from the change in fair value of derivatives during the first quarter 2011 and a $0.3 million increase in interest expense in 2012; offset partially by the receipt of $1.5 million from the New Jersey Economic Development Agency incentive during the first quarter, 2012.

As a result of the above factors, we had a net loss of $0.7 million for the three months ended March 31, 2012, compared to net income of $11.0 million for the three months ended March 31, 2011.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2012, we had approximately $3.2 million in cash and cash equivalents, approximately $33.9 million in working capital deficiency, a stockholders’ deficit of approximately $65.2 million and an accumulated deficit of approximately $466.6 million. Our operating loss for the three months ended March 31, 2012 was approximately $1.8 million.

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

As of March 31, 2012, the book value of MHR Convertible Notes outstanding including principal, interest and discount for warrant purchase option and embedded conversion features is $27.1 million. The amount payable at maturity will be approximately $30.5 million. The MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and provide for certain events of default including, among other things, failure to perfect liens in favor of MHR created by the transaction, failure to observe any covenant or agreement, failure to maintain the listing and trading of our common stock, sale of a substantial portion of our assets, merger with another entity without the prior consent of MHR, or the occurrence of any governmental action that renders us unable to honor or perform our obligations under the MHR Convertible Notes or results in a material adverse effect on our operations. If an event of default occurs, the MHR Convertible Notes provide for the immediate repayment of the Notes and certain additional amounts as set forth in the MHR Convertible Notes. Based on the current financial condition of the company, on September 26, 2012, the maturity date of the MHR Convertible Notes, or earlier if an event of default occurs, we would not be able to make the required payments, and the resulting default would enable MHR to foreclose on all of our assets. Any of the foregoing events would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock. We currently have a waiver from MHR for failure to perfect liens on certain intellectual property rights through September 26, 2012.

In addition to funding required to meet our obligations under the MHR Convertible notes, we expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we do not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2011, 2010 and 2009 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to September 26, 2012, we could be forced to cease operations.

Even if we are successful in raising additional capital to meet our obligations under the MHR Convertible Notes and otherwise continue operations, our business will still require substantial additional investment that we have not yet secured. For further discussion, see Part II, Item 1A “Risk Factors”.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements. There were no changes in significant contractual obligations during the three months ended March 31, 2012.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2012 for detailed explanations of its critical accounting estimates, which have not changed significantly during the period ended March 31,2012.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 13 set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (TO BE UPDATED)

Fair Value of Warrants and Derivative Liabilities. As further described in Note 9 to our Condensed Financial Statements set forth in Part I, Item 1 of this Report, at March 31, 2012, the estimated fair value of derivative instruments was $9.1 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the Company computes the fair value of these instruments using multiple Black-Scholes model calculations to account for the various circumstances that could arise in connection with the contractual terms of said instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model input to calculate the value of the derivative at the reporting date. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives
(in thousands)
25% increase in stock price	$1,652
50% increase in stock price	3,357
5% increase in assumed volatility	224
25% decrease in stock price	(1,585)
50% decrease in stock price	(3,076)
5% decrease in assumed volatility	(233)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K as filed with the SEC on March 21, 2012, including:

Financial Risks

•	We have limited capital resources and we may default on our obligations to MHR pursuant to the MHR Convertible Notes.

•

We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by September 26, 2012, we may be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2011 contained a going concern explanatory paragraph.

•

We may not be able to meet the covenants detailed in the MHR Convertible Notes, which could result in an increase in the interest rate on the MHR Convertible Notes and/or accelerated maturity of the MHR Convertible Notes, which we would not be able to satisfy.

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

For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report for 2011 on Form 10-K as filed with the SEC on March 21, 2012. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

3.2	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference (SEC File No. 000-17758)).

3.3	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference (SEC File No. 000-17758)).

31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS*	XBRL Instance Document (submitted electronically herewith).

101. SCH*	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

*	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: May 9, 2012	/s/ Michael R. Garone
Michael R. Garone
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

3.2	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference (SEC File No. 000-17758)).

3.3	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed on September 14, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed April 10, 2006 and incorporated herein by reference (SEC File No. 000-17758)).

31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS*	XBRL Instance Document (submitted electronically herewith).

101. SCH*	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

*	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.