Form 10-Q
period 2012-06-30
EMISPHERE TECHNOLOGIES INC
filed 2012-08-07
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of August 1, 2012 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

June 30, 2012 and December 31, 2011

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,400	$3,069
Accounts receivable, net	4	22
Inventories	258	258
Prepaid expenses and other current assets	577	581

Total current assets	2,239	3,930
Equipment and leasehold improvements, net	29	44
Restricted cash	247	247

Total assets	$2,515	$4,221

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$655	$894
Notes payable related party, including accrued interest and net of related discount	29,395	26,016
Derivative instruments:
Related party	2,611	9,371
Others	557	828
Other current liabilities	26	42

Total current liabilities	33,244	37,151
Deferred revenue	31,612	31,593
Deferred lease liability and other liabilities	0	4

Total liabilities	64,856	68,748

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 2,000,000 shares as of June 30, 2012 and 1,000,000 authorized as of December 31, 2011; none issued and outstanding	0	0
Common stock, $.01 par value; authorized 200,000,000 shares as of June 30, 2012 and 100,000,000 authorized as of December 31, 2011; issued 60,977,210 shares (60,687,478 outstanding) as of June 30, 2012 and December 31, 2011	610	610
Additional paid-in-capital	404,862	404,707
Accumulated deficit	(463,861)	(465,892)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(62,341)	(64,527)

Total liabilities and stockholders’ deficit	$2,515	$4,221

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three and six months ended June 30, 2012 and 2011

(in thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net Sales	$0	$0	$0	$0

Costs and expenses:
Research and development	329	563	741	1,092
General and administrative	1,085	1,593	2,431	3,043
Depreciation and amortization	7	70	15	140

Total costs and expenses	1,421	2,226	3,187	4,275

Operating loss	(1,421)	(2,226)	(3,187)	(4,275)

Other non-operating income (expense):
Other income	10	45	1,567	68
Change in fair value of derivative instruments
Related party	4,901	4,310	6,760	16,046
Other	1,020	1,079	271	3,660
Interest expense
Related party	(1,742)	(1,362)	(3,380)	(2,642)
Other	0	(4)	0	(16)

Total other non-operating income (expense)	4,189	4,068	5,218	17,116

Net income	$2,768	$1,842	$2,031	$12,841

Net income per share, basic	$0.05	$0.04	$0.03	$0.25
Net income per share, diluted	$0.05	$0.03	$0.03	$0.22
Weighted average shares outstanding, basic	60,687,478	52,076,602	60,687,478	52,064,171
Weighted average shares outstanding, diluted	60,800,414	54,924,355	60,744,258	62,900,927

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2012 and 2011

(in thousands)

(unaudited)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,031	$12,841

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	15	20
Amortization	0	120
Change in fair value of derivative instruments	(7,031)	(19,706)
Non-cash interest expense	3,380	2,642
Non-cash compensation expense	155	140
Changes in assets and liabilities excluding non-cash transactions:
Decrease (increase) in accounts receivable	18	(46)
Decrease (increase) in prepaid expenses and other current assets	4	(39)
Increase in deferred revenue	19	42
Decrease in accounts payable and accrued expenses	(239)	(1,066)
(Decrease) increase in other current liabilities	(17)	1,154
Decrease in deferred lease liability	(4)	(21)
Decrease in restructuring accrual	0	(300)

Total adjustments	(3,700)	(17,060)

Net cash used in operating activities	(1,669)	(4,219)
Net cash provided by financing activities—proceeds from exercise of warrants	0	236

Net decrease in cash and cash equivalents	(1,669)	(3,983)
Cash and cash equivalents, beginning of period	3,069	5,326

Cash and cash equivalents, end of period	$1,400	$1,343

Schedule of non-cash financing activities
Reclassification of derivative liability to equity upon exercise of warrants	$0	$349

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

Liquidity. As of June 30, 2012, we had approximately $1.4 million in cash and cash equivalents, approximately $31.0 million in working capital deficiency, a stockholders’ deficit of approximately $62.3 million and an accumulated deficit of approximately $463.9 million. Our operating loss for the three months and six months ended June 30, 2012 was approximately $1.4 million and $3.2 million, respectively. We anticipate that our existing capital resources will enable us to continue operations through September 26, 2012, at which time the MHR Convertible Notes (described below) come due, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. Further, we have significant future commitments and obligations. On September 26, 2005, we executed a Senior Secured Loan Agreement (the “Loan Agreement”) with MHR Fund Management LLC and entities affiliated with it (collectively, “MHR”). The Loan Agreement, as amended, provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). Under the Loan Agreement, MHR requested, and on May 16, 2006 we effected, the exchange of the Loan for 11% senior secured convertible notes (the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock at a price per share of $3.78. Interest will be payable in the form of additional MHR Convertible Notes. The MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets.

As of June 30, 2012, the book value of MHR Convertible Notes outstanding including principal, interest and discount for warrant purchase option and embedded conversion features is $28.8 million. The amount payable at maturity will be approximately $30.5 million. The MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and provide for certain events of default including, among other things, failure to perfect liens in favor of MHR created by the transaction, failure to observe any covenant or agreement, failure to maintain the listing and trading of our common stock, sale of a substantial portion of our assets, merger with another entity without the prior consent of MHR, or the occurrence of any governmental action that renders us unable to honor or perform our obligations under the MHR Convertible Notes or results in a material adverse effect on our operations. If an event of default occurs, the MHR Convertible Notes provide for the immediate repayment of the Notes and certain additional amounts as set forth in the MHR Convertible Notes. On September 26, 2012, the maturity date of the MHR Convertible Notes, or earlier if an event of default occurs, if we are unable to make the required payments, the resulting default would enable MHR to foreclose on all of our assets. Any of the foregoing events would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock. We currently have a waiver from MHR for failure to perfect liens on certain intellectual property rights through September 26, 2012.

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

As of June 30, 2012, shares available for future grants under the plans amounted to 2,502,608.

Total compensation expense recorded during the three months ended June 30, 2012 for share-based payment awards was $0.07 million, of which $0.01 million is included in research and development and $0.06 million is included in general and administrative expenses in the condensed statement of operations for the three months ended June 30, 2012. Total compensation expense recorded during the six months ended June 30, 2012 for share-based payment awards was $0.15 million, of which $0.03 million is included in research and development and $0.12 million is included in general and administrative expenses in the condensed statement of operations for the six months ended June 30, 2012. At June 30, 2012, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.4 million, which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the three months and six months ended June 30, 2012 and June 30, 2011, respectively. No tax benefit was realized due to a continued pattern of operating losses.

During the six months ended June 30, 2012, the Company granted 521,750 options as follows: 100,000 options to two new members of the Board of Directors; 40,000 options each to members of the Board of Directors as part of their annual compensation; 45,000 options to Michael Garone, Interim CEO, CFO and Vice President; 30,000 options to M. Gary Riley, Vice President of Non-Clinical Development and Applied Biology; and 106,750 options to other employees.

4. Inventories

Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of work in process at June 30, 2012 and December 31, 2011.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Prepaid corporate insurance	$79	$35
Deposit on inventory	399	420
Prepaid expenses and other current assets	99	126

	$577	$581

6. Fixed Assets

Equipment and leasehold improvements, net, consists of the following:

	Useful Lives in Years	June 30, 2012	December 31, 2011
		(in thousands)
Equipment	3-7	$1,370	$1,370
Leasehold improvements	Term of lease	61	61

		1,431	1,431
Less, accumulated depreciation and amortization		1,402	1,387

Equipment and leasehold improvements, net		$29	$44

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Accounts payable and other accrued expenses	$290	$318
Accrued legal, professional fees and other	322	513
Accrued vacation	43	24
Clinical trial expenses and contract research	0	39

	$655	$894

8. Notes Payable

Notes payable consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
MHR Convertible Notes	$28,791	$25,441
MHR Promissory Notes	604	575

	$29,395	$26,016

MHR Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR Fund Management LLC (together with its affiliates, “MHR”). Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for senior secured convertible notes (the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes are convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. As of June 30, 2012, the MHR Convertible Notes were convertible into 7,867,138 shares of our common stock. The MHR Convertible Notes are due on September 26, 2012, bear interest at 11% and are collateralized by a first priority lien in favor of MHR on substantially all of our assets. Interest is payable in the form of additional MHR Convertible Notes rather than in cash. Effective September 27, 2011, the MHR Convertible Notes were reclassified as a short term liability in accordance with their September 26, 2012 maturity date.

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

The MHR Convertible Notes provide MHR with the right to require us to redeem the notes in the event of a change in control. The change in control redemption feature has been determined to be an embedded derivative instrument which must be separated from the host contract. For the year ended December 31, 2006, the fair value of the change in control redemption feature was estimated using a combination of a put option model for the penalties and the Black-Scholes model for the conversion option that would exist under the MHR Convertible Notes. The estimate resulted in a value that was de minimis and, therefore, no separate liability was recorded. Changes in the assumptions used to estimate the fair value of this derivative instrument, in particular the probability that a change in control will occur, could result in a material change to the fair value of the instrument. For the six months ended June 30, 2012 and for the years ended December 31, 2010, 2009 and 2008, management determined the probability of exercise of the right due to change in control to be remote. The fair value of the change in control redemption feature is de minimis.

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

As consideration for its consent and limitation of rights in connection with the Master Agreement and Amendment by and between the Company and Novartis Pharma AG (“Novartis”) dated as of June 4, 2010 (the “Novartis Agreement”), the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 MHR Warrants”) under the MHR Letter Agreement (as defined below). The Company estimated the fair value of the June 2010 MHR Warrants on the date of grant using Black-Scholes models to be $1.9 million. The Company determined that the resulting modification of the MHR Convertible Notes was substantial in accordance with ASC 470-50, “Modifications and Extinguishments.” As such, the modification of the MHR Convertible Notes was accounted for as an extinguishment and restructuring of the debt, and the warrants issued to MHR were expensed as a financing fee. The fair value of the MHR Convertible Notes as of June 4, 2010 was estimated by calculating the present value of future cash flows discounted at a market rate of return for comparable debt instruments to be $17.2 million. The Company recognized a loss on extinguishment of debt in the amount of $17.0 million which represented the difference between the net carrying amount of the MHR Convertible Notes and their fair value as of the date of the Novartis Agreement and the MHR Letter Agreement.

The book value of the MHR Convertible Notes is comprised of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Face Value of the notes (including accrued interest)	$29,738	$28,153
Discount (related to the warrant purchase option and embedded conversion feature)	(947)	(2,712)

	$28,791	$25,441

2010 MHR Promissory Notes . In connection with the Novartis Agreement, the Company and MHR entered into a letter agreement, dated June 8, 2010 (the “MHR Letter Agreement”), and MHR, the Company and Novartis entered into a non-disturbance agreement (the “Non-Disturbance Agreement”), which was a condition to Novartis’ execution of the Novartis Agreement. Pursuant to the MHR Letter Agreement, MHR agreed to limit certain rights and courses of action that it would have available to it as a secured party under the Senior Secured Term Loan Agreement and Pledge and Security Agreement (“Loan and Security Agreement”) between MHR and the Company. MHR also consented to the Novartis Agreement, which consent was required under the Loan and Security Agreement, and agreed to enter into a comparable agreement at some point in the future in connection with another potential Company transaction (the “Other Transaction Agreement”). The MHR Letter Agreement also provided for the Company to reimburse MHR for certain of its legal fees incurred in connection with the Non-Disturbance Agreement and the Other Transaction Agreement. The reimbursements are to be paid in the form of non-interest bearing promissory notes issued on the effective date of the MHR Letter Agreement. As such, on June 8, 2010, the Company issued to MHR non-interest promissory notes in the aggregate principal amount of $500,000 with respect to legal fees incurred in connection with the Non-Disturbance Agreement (the “Reimbursement Notes”) and non-interest bearing promissory notes in the aggregate principal amount of $100,000 with respect to legal fees incurred in connection with the Other Transaction Agreement (the “Other Transaction Reimbursement Notes” and, together with the Reimbursement Notes, the “2010 MHR Promissory Notes”). The 2010 MHR Promissory Notes were originally due and payable on June 8, 2012. The Company imputed interest at its incremental borrowing rate of 10%, and discounted the face amounts of the 2010 MHR Promissory Notes. On June 1, 2012, the Company and MHR entered into a promissory note extension agreement with respect to the Reimbursement Notes (the “Reimbursement Note Extensions”) and the Other Transaction Reimbursement Notes (the “Other Transaction Reimbursement Note Extensions” and, together with the Reimbursement Note Extensions, the “Note Extension Agreements”). Pursuant to the Note Extension Agreements, the maturity dates of the 2010 MHR Promissory Notes were extended to September 26, 2012.

9. Derivative Instruments

Derivative instruments consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
MHR Convertible Note	$1,423	$7,367
August 2007 Warrants	0	12
August 2009 Warrants	359	540
June 2010 MHR Warrants	76	351
August 2010 Warrants	476	735
August 2010 MHR Waiver Warrants	92	142
July 2011 Warrants	655	929
July 2011 MHR Waiver Warrants	87	123

	$3,168	$10,199

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

Embedded Conversion Feature of MHR Convertible Notes. The MHR Convertible Notes contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Convertible Notes and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability has been presented as a current liability as of June 30, 2012 and December 31, 2011 to correspond with its host contract, the MHR Convertible Notes. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period. The assumptions used in computing the fair value as of June 30, 2012 are a closing stock price of $0.16, conversion prices of $3.78 and $0.16, expected volatility of 124.10% over the remaining term of three months and a risk free rate of 0.09%. The fair value of the embedded conversion feature for the three and six-month periods ended June 30, 2012 decreased by $2.7 million and $5.9 million, respectively, which decrease has been recognized in the accompanying statements of operations. The embedded conversion feature will be adjusted to estimated fair value for each future period they remain outstanding. See Note 8 for a further discussion of the MHR Convertible Notes.

August 2007 Warrants. In connection with an equity financing in August 2007 (the “August 2007 Financing”), Emisphere sold warrants to purchase up to 400,000 shares of common stock (the “August 2007 Warrants”). Of these 400,000 warrants, 91,073 were sold to MHR. Each of the August 2007 Warrants were issued with an exercise price of $3.948 and expire on August 21, 2012. The August 2007 Warrants provide for certain anti-dilution protection as provided therein. Under the terms of the August 2007 Warrants, we have an obligation to make a cash payment to the holders of the August 2007 Warrants for any gain that could have been realized if the holders exercise the August 2007 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2007 Warrants have been exercised. Accordingly, the August 2007 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of June 30, 2012 are a closing stock price of $0.16, expected volatility of 87.23% over the remaining term of two months and a risk-free rate of 0.09%. The fair value of the August 2007 Warrants for the three and six-month periods ended June 30, 2012 decreased $0.03 million and $0.01 million, respectively, which decrease has been recognized in the accompanying statements of operations. The August 2007 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 6.4 million shares of common stock to MHR (3.7 million) and other unrelated investors (2.7 million) (the “August 2009 Warrants”). The August 2009 Warrants were issued with an exercise price of $0.70 and expire on August 21, 2014. Under the terms of the August 2009 Warrants, we have an obligation to make a cash payment to the holders of the August 2009 Warrants for any gain that could have been realized if the holders exercise the August 2009 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2009 Warrants have been exercised. Accordingly, the August 2009 Warrants have been accounted for as a liability. The fair value of the August 2009 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of June 30, 2012 are a closing stock price of $0.16, expected volatility of 170.36% over the remaining term of two years and two months and a risk-free rate of 0.33%. The fair value of the August 2009 Warrants for the three and six-month periods ended June 30, 2012 decreased $0.66 million and $0.18 million, respectively, which decrease has been recognized in the accompanying statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding. During the year ended December 31, 2010, the unrelated investors exercised their warrants to purchase up to 2,685,714 million shares of the Company’s common stock at an exercise price of $0.70, using the “cashless exercise” provision. After these cashless exercises, warrants to purchase up to 3,729,323 shares of common stock, in the aggregate, remain outstanding.

June 2010 MHR Warrants. As consideration for its consent and limitation of rights in connection with the Novartis Agreement, the Company granted MHR warrants to purchase 865,000 shares of its common stock under the MHR Letter Agreement. The June 2010 MHR Warrants are exercisable at $2.90 per share and will expire on August 21, 2014. The June 2010 MHR Warrants provide for certain anti-dilution protection as provided therein. We have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the June 2010 MHR Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such June 2010 MHR Warrants have been exercised. Additionally, the exercise price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of the June 2010 MHR Warrants and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. Under FASB ASC 815-40-15-5, the June 2010 MHR Warrants are not considered indexed to the Company’s own stock and, therefore, do not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The fair value of the June 2010 MHR Warrants is estimated at the end of each quarterly reporting period. The assumptions used in computing the fair value of the June 2010 MHR Warrants as of June 30, 2012 are a closing stock price of $0.16, exercise prices of $0.16 and $2.90, expected volatility of 170.36%, over the remaining term of two years and two months and a risk-free rate of 0.33%. The fair value of the June 2010 MHR Warrants for the three and six-month periods ended June 30, 2012 decreased by $0.13 million and $0.27 million, respectively, which decrease has been recognized in the accompanying statements of operations. The June 2010 MHR Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2010 Warrants. In connection with the August 2010 Financing, Emisphere sold warrants to purchase 5.2 million shares of common stock to MHR (2.6 million) and other unrelated investors (2.6 million) (the “August 2010 Warrants”). The August 2010 Warrants were issued with an exercise price of $1.26 and expire on August 26, 2015. Under the terms of the August 2010 Warrants, we have an obligation to make a cash payment to the holders of the August 2010 Warrants for any gain that could have been realized if the holders exercise the August 2010 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2010 Warrants have been exercised. Accordingly, the August 2010 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The Company received proceeds of $0.2 million from the exercise of these warrants. The Company calculated the fair value of the 0.2 million exercised warrants on January 12, 2011 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of January 12, 2011 are a closing stock price of $2.25, expected volatility of 107.30% over the remaining contractual life of four years and seven months and a risk-free rate of 1.99%. The fair value of the 0.2 million exercised warrants decreased by approximately $28,000 for the period from January 1, 2011 through January 12, 2011, which has been recognized in the accompanying statements of operations. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of June 30, 2012 are a closing stock price of $0.16, exercise price of $1.26, expected volatility of 152.13% over the remaining term of three years and two months, and a risk-free rate of 0.41%. The fair value of the August 2010 Warrants for the three and six-month periods ended June 30, 2012 decreased by $0.91 million and $0.26 million, respectively, which decrease has been recognized in the accompanying statements of operations. The August 2010 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2010 MHR Waiver Warrants. In connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 MHR Waiver Warrants”). The August 2010 MHR Waiver Warrants are in the same form of warrant as the August 2010 Warrants issued to MHR as part of the August 2010 Financing described above. Accordingly, the August 2010 MHR Waiver Warrants have been accounted for as a liability. The fair value of the August 2010 Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants on the date of grant using Black-Scholes models to be $0.8 million. The assumptions used in computing the fair value of the August 2010 MHR Waiver Warrants at June 30, 2012 are a closing stock price of $0.16, exercise price of $1.26, expected volatility of 152.13% over the term of three years and two months, and a risk free rate of 0.41%. The fair value of the August 2010 MHR Waiver Warrants for the three and six-month periods ended June 30, 2012 decreased by $0.18 million and $0.05 million, respectively, and the decrease has been recognized in the accompanying statements of operations. The August 2010 MHR Waiver Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

July 2011 Warrants. In connection with the July 2011 Financing, Emisphere sold warrants to purchase 6.02 million shares of common stock to MHR (3.01 million) and other unrelated investors (3.01 million) (the “July 2011 Warrants”). The July 2011 Warrants were issued with an exercise price of $1.09 and expire on July 6, 2016. Under the terms of the July 2011 Warrants, we have an obligation to make a cash payment to the holders of the July 2011 Warrants for any gain that could have been realized if the holders exercise the July 2011 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such July 2011 Warrants have been exercised. Accordingly, the July 2011 Warrants have been accounted for as a liability. The fair value of the July 2011 Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants as of the date of grant using Black-Scholes models to be $4.5 million. The assumptions used in computing the fair value of the July 2011 Warrants as of June 30, 2012 are a closing stock price of $0.16, exercise price of $1.09, expected volatility of 146.60% over the remaining term of four years and one month, and a risk-free rate of 0.72%. The fair value of the July 2011 Warrants for the three and six-month periods ended June 30, 2012 decreased by $1.11 million and $0.27 million, respectively, and the fluctuation has been recorded in the statements of operations.

July 2011 MHR Waiver Warrants. In connection with the July 2011 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the July 2011 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 795,000 shares of its common stock (the “July 2011 MHR Waiver Warrants”). The July 2011 MHR Waiver Warrants are in the same form of warrant as the July 2011 Warrants issued to MHR described above. Accordingly, the July 2011 MHR Waiver Warrants have been accounted for as a liability. The fair value of the July 2011 MHR Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants on the date of grant using Black-Scholes models to be $0.6 million. The assumptions used in computing the fair value of the July 2011 MHR Waiver Warrants as of June 30, 2012 are a closing stock price of $0.16, exercise price of $1.09, expected volatility of 146.60% over the term of four years and one month, and a risk free rate of 0.72%. The fair value of the July 2011 MHR Waiver Warrants for the three and six-month periods ended June 30, 2012 decreased by $0.15 million and $0.04 million, respectively, and the fluctuation has been recorded in the statements of operations.

10. Net income per share

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands except per share data)		(in thousands except per share data)
Basic net income	$2,768	$1,842	$2,031	$12,841
Effect of dilutive securities — MHR convertible note assumed conversion	0	0	0	923

Numerator for diluted net income per share after assumed note conversion	2,768	1,842	2,031	13,764

Weighted average common shares outstanding:	60,687,478	52,076,602	60,687,478	52,064,171
Dilutive securities
Options	112,936	221,124	56,780	309,457
Warrants	0	2,626,629	0	3,476,116
Shares underlying MHR convertible note payable	0	0	0	7,051,183

Diluted weighted average common shares outstanding and assumed conversion	60,800,414	54,924,355	60,744,258	62,900,927

Basic net income per share	$0.05	$0.04	$0.03	$0.25
Diluted net income per share	$0.05	$0.03	$0.03	$0.22

For the three and six month periods ended June 30, 2012 and 2011, certain potential shares of common stock have been excluded from the calculation of diluted income per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income per share would have been anti-dilutive. In addition, incremental shares from the assumed conversion of the MHR note payable are excluded for the three and six month periods ended June 30, 2012 and 2011, as the effect of these shares is anti-dilutive in these periods. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options to purchase common shares	1,606,890	2,759,476	1,606,890	2,671,143
Outstanding warrants	17,843,727	9,018,697	17,843,727	8,169,210
MHR convertible note payable	7,867,138	7,051,183	7,867,138	0

	27,317,755	18,829,356	27,317,755	10,840,353

11. Commitments and Contingencies

Commitments.

We lease office space at 240 Cedar Knolls Road, Suite 200, Cedar Knolls, New Jersey under a non-cancellable operating lease expiring in 2013.

As of June 30, 2012, future minimum rental payments are as follows:

(in thousands)
2012	$181
2013	31

Total	$212

In accordance with the lease agreement in Cedar Knolls, NJ, the Company has entered into a standby letter of credit in the amount of $246 thousand as a security deposit. The standby letter of credit is fully collateralized with a time certificate of deposit account in the same amount. The certificate of deposit has been recorded as a restricted cash balance in the accompanying financials. As of June 30, 2012, there are no amounts outstanding under the standby letter of credit.

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2012.

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

12. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011 and June 30, 2012, the Company had no accruals for interest or penalties related to income tax matters. For the three month period ended June 30, 2012 and 2011, the effective income tax rate was 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 34% is attributable to state tax benefits and tax credits, offset by changes in the deferred tax valuation allowance.

13. New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “ Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ” (“ASU 2011-11”) . ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company’s financial position or results of operations.

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

14. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

June 30, 2012:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
	$1,668	$1,500	$3,168

December 31, 2011:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
	$2,487	$7,712	$10,199

Level 3 financial instruments consist of certain common stock warrants and the embedded conversion features. The fair value of these warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations to account for potential adjustments that could occur in connection with the contractual terms of said instruments, based on various circumstances that could arise during the remaining term of the instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model inputs to calculate the value of the derivative at the reporting date. The Company adopted the disclosure requirements of ASU 2011-04, Fair Value Measurements, during the quarter ended March 31, 2012. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the MHR Convertible Notes and MHR 2010 Warrants, which was estimated to be 20% and 40%, respectively, at June 30, 2012. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods ending June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Beginning Balance	$7,712	$13,306
Change in fair value	(6,212)	(5,594)

Ending Balance	$1,500	$7,712

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

15. Subsequent Events

Novartis was testing an oral formulation of salmon calcitonin for the treatment of osteoporosis and osteoarthritis. On July 20, 2012, the European Medicines Agency’s Committee for Medicinal Products for Human Use issued a press release in which it recommended that calcitonin-containing medicines should only be used for short-term treatment, because of evidence that long-term use of these medicines is associated with an increased risk of cancer. The full contents of the European Medicines Agency’s Committee for Medicinal Products for Human Use press release can be accessed on-line at the web address:

http://www.ema.europa.eu/ema/index.jsp?curl=pages/news_and_events/news/2012/07/news_detail_001573.jsp&mid=WC0b01ac058004d5c1.

In light of the results of Novartis’ Phase III testing of an oral salmon calcitonin product intended for the treatment of osteoporosis and osteoarthritis completed during 2011, and the European Medicines Agency’s Committee for Medicinal Products for Human Use press release on the use of salmon calcitonin products in connection with long-term treatment, the Company has concluded that it should reconsider its accounting for deferred revenue received during prior periods in accordance with the terms of the Company’s development license agreement for oral salmon calcitonin with Novartis, and will make a final determination regarding the recognition of this deferred revenue during the third quarter, 2012.

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

The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During 2012, we continued to develop our product pipeline utilizing the Eligen® Technology with prescription and non-prescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation. Investments required to continue developing our product pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution. We are planning to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. We will also continue to pursue product candidates for internal development and commercialization. We believe that these internal candidates must be capable of development with reasonable investments in an acceptable time period and with a reasonable risk-benefit profile.

Notwithstanding the Company’s optimism for its technology, Emisphere was adversely affected by the announcement by its research collaboration partner Novartis Pharma AG (“Novartis”) of the termination of its oral human growth hormone, osteoarthritis, and osteoporosis programs involving Emisphere’s Eligen® Technology. Novartis was testing an oral formulation of salmon calcitonin for the treatment of osteoporosis and osteoarthritis. On July 20, 2012, the European Medicines Agency’s Committee for Medicinal Products for Human Use issued a press release in which it recommended that calcitonin-containing medicines should only be used for short-term treatment, because of evidence that long-term use of these medicines is associated with an increased risk of cancer. The full contents of the European Medicines Agency’s Committee for Medicinal Products for Human Use press release can be accessed on-line at the web address:

http://www.ema.europa.eu/ema/index.jsp?curl=pages/news_and_events/news/2012/07/news_detail_001573.jsp&mid=WC0b01ac058004d5c1.

In light of the results of Novartis’ Phase III testing of an oral salmon calcitonin product intended for the treatment of osteoporosis and osteoarthritis completed during 2011, and the European Medicines Agency’s Committee for Medicinal Products for Human Use press release on the use of salmon calcitonin products in connection with long-term treatment, the Company has concluded that it should reconsider its accounting for deferred revenue received during prior periods in accordance with the terms of the Company’s development license agreement for oral salmon calcitonin with Novartis, and will make a final determination regarding the recognition of this deferred revenue during the third quarter, 2012.

Furthermore, the Company has limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources will enable us to continue operations through September 26, 2012, at which time the MHR Convertible Notes, described below, come due, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. Further, we have significant future commitments and obligations. On September 26, 2005, we executed a Senior Secured Loan Agreement (the “Loan Agreement”) with MHR Fund Management, LLC and entities affiliated with it (collectively, “MHR”). The Loan Agreement, as amended, provides for a seven year, $15 million secured loan from MHR to us at an interest rate of 11% (the “Loan”). Under the Loan Agreement, MHR requested, and on May 16, 2006 we effected, the exchange of the Loan for 11% senior secured convertible notes (the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes are convertible, at the sole discretion of MHR or any assignee thereof, into shares of our common stock at a price per share of $3.78. Interest will be payable in the form of additional MHR Convertible Notes rather than in cash. The MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets. As of June 30, 2012, the book value of MHR Notes outstanding including principal, interest and discount for warrant purchase option and embedded conversion features is $28.8 million. The amount payable at maturity will be approximately $30.5 million.

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

Our product pipeline includes prescription and medical food product candidates that are being developed in partnership or internally. During the first six months of 2012, our development partner, Novo Nordisk, continued their development programs using our Eligen® Technology. Specifically, Novo Nordisk is using our Eligen® drug delivery technology in combination with its proprietary GLP-1 receptor agonists and insulins. In December 2010, the Company entered into an agreement with Novo Nordisk to develop and commercialize oral formulations of Novo Nordisk's insulins using Emisphere's Eligen® Technology (the “Insulins License Agreement”). This was the second license agreement between the two companies. The GLP-1 License Agreement, signed in June 2008, provided for the development of oral formulations of GLP-1 receptor agonists, with a potential drug currently in a Phase I clinical trial. The Insulins License Agreement included $57.5 million in potential product development and sales milestone payments to Emisphere, of which $5 million was paid upon signing, as well as royalties on sales.

In addition, we continue to make progress on our internally developed Eligen® B12 product. The Company has developed an oral formulation of Eligen® B12 (1000 mcg) for use by B12 deficient individuals. During the fourth quarter 2010, the Company completed a clinical trial which demonstrated that both oral Eligen® B12 (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial was published in the July 2011 edition of the journal Clinical Therapeutics (Volume 22, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our potential Eligen® B12 (1000 mcg) product. On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the oral Eligen® B12 formulation was allowed. This new patent (US 8,022,048) provides intellectual property protection for Eligen® B12 through approximately October 2029. Currently, we are evaluating the results of our clinical trials and market research and exploring alternative development and commercialization options with the purpose of maximizing the commercial and health benefits potential of our Eligen® B12 asset.

In March 2006, we announced that we had entered into an exclusive worldwide licensing agreement with Genta, Incorporated (“Genta”) to develop an oral formulation of a gallium-containing compound. On August 2, 2012, Genta announced that they intend to file a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011:

	2012	Three Months Ended June 30, 2011	Change
	(in thousands)
Revenue	$0	$0	$0
Operating expenses	$1,421	$2,226	$(805)
Operating loss	$(1,421)	$(2,226)	$805
Other non-operating income	$4,189	$4,068	$121
Net income	$2,768	$1,842	$926

Operating expenses decreased $0.81 million or 36% for the three months ended June 30, 2012 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(121)
Decrease in professional fees	(482)
Decrease in occupancy costs	(1)
Decrease in clinical costs	(116)
Decrease in depreciation and amortization	(63)
Decrease in other costs	(22)

$(805)

Human resource costs decreased $121 thousand, or 18%, due primarily to a $141 thousand decrease from a reduction in personnel in 2011 and 2012 offset by a $20 thousand increase in non-cash compensation related to issuance of stock options in May 2012.

Professional fees decreased $482 thousand, or 44%, due primarily to a $388 thousand reduction in legal fees and a $221 thousand reduction in other professional fees due primarily to $205 thousand in executive search fees incurred during 2011, offset by a $127 thousand increase in consulting costs.

Clinical costs decreased $116 thousand, or 89%, due primarily to the completion in 2011 of clinical programs performed in prior years.

Depreciation and amortization costs decreased $63 thousand or 89%, due to the impairment of purchased technology during 2011.

Other costs decreased $22 thousand, or 14%, due primarily to reduction in publications, insurance, telecommunication and travel costs.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended June 30,
	2012	2011
Human resource costs, including benefits	40%	31%
Professional fees for legal, intellectual property, accounting and consulting	43%	49%
Occupancy for our laboratory and operating space	6%	4%
Clinical costs	1%	6%
Depreciation and amortization	1%	3%
Other	9%	7%

Other non-operating income for the three months ended June 30, 2012 increased $121 thousand, or 3%, due primarily to a gain from the change in fair value of derivative instruments arising from the decrease in the price of the Company’s stock of $532 thousand, offset by a $35 thousand decrease in other income and a $376 thousand increase in interest expense.

As a result of the above factors, we had net income of $2.8 million for the three months ended June 30, 2012, compared to net income of $1.8 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011:

	2012	Six Months Ended June 30, 2011	Change
	(in thousands)
Revenue	$0	$0	$0
Operating expenses	$3,187	$4,275	$(1,088)
Operating loss	$(3,187)	$(4,275)	$(1,088)
Other non-operating income	$5,218	$17,116	$(11,898)
Net income	$2,031	$12,841	$(10,810)

Operating expenses decreased $1.1 million or 25% for the six months ended June 30, 2012 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(385)
Decrease in professional fees	(364)
Decrease in occupancy costs	(15)
Decrease in clinical costs	(159)
Decrease in depreciation and amortization	(125)
Decrease in other costs	(40)

$(1,088)

Human resource costs decreased $385 thousand, or 24%, due primarily to a $400 thousand decrease from a reduction in personnel in 2011 and 2012, including a $295 thousand reduction in salaries, and a $105 thousand reduction in related employee benefits, offset by a $15 thousand increase in non cash stock option expense.

Professional fees decreased $364 thousand, or 20%, due primarily to a $299 thousand decrease in legal fees, a $197 thousand reduction in other professional fees due primarily to executive search fees in 2011 and a $136 thousand decrease in accounting fees and corporate governance fees incurred in 2011, offset by a $268 thousand increase in consulting fees incurred during 2012.

Occupancy costs decreased $15 thousand, or 8%, due to lower common area maintenance costs.

Clinical costs decreased $159 thousand, or 81%, due primarily to the completion in 2011 of clinical programs performed in prior years.

Depreciation and amortization costs decreased $125 thousand, or 89%, due to the impairment of purchased technology during 2011.

Other costs decreased $40 thousand, or 13%, due primarily to reductions in publication, telecommunication, travel, insurance, and other office expenses.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Six Months Ended June 30,
	2012	2011
Human resource costs, including benefits	38%	37%
Professional fees for legal, intellectual property, accounting and consulting	47%	44%
Occupancy for our laboratory and operating space	5%	4%
Clinical costs	1%	5%
Depreciation and amortization	1%	3%
Other	8%	7%

Other non-operating income decreased $11.9 million, or 70%, to $5.2 million for the six months ended June 30, 2012 in comparison to other non-operating income of $17.1 million for the six months ended June 30, 2011, due primarily to a $12.7 million decrease in the change in fair value of derivative instruments arising from the relative change in the price of the Company’s common stock during the first half of 2011, compared to the change in the price of the Company’s common stock during the first half of 2012, and a $0.7 million increase in related party interest expense attributable to the MHR Convertible Notes and the MHR 2010 Promissory Notes; offset partially by the receipt of $1.5 million during the first quarter, 2012 from the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

As a result of the above factors, we had a net income of $2.0 million for the six months ended June 30, 2012, compared to a net income of $12.8 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2012, we had approximately $1.4 million in cash and cash equivalents, approximately $31.0 million in working capital deficiency, a stockholders’ deficit of approximately $62.3 million and an accumulated deficit of approximately $463.9 million. The Company reported an operating loss of approximately $1.4 million and $3.2 million for the three and six months ended June 30, 2012, respectively.

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

As of June 30, 2012, the book value of MHR Convertible Notes outstanding including principal, interest and discount for warrant purchase option and embedded conversion features is $28.8 million. The amount payable at maturity will be approximately $30.5 million. The MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and provide for certain events of default including, among other things, failure to perfect liens in favor of MHR created by the transaction, failure to observe any covenant or agreement, failure to maintain the listing and trading of our common stock, sale of a substantial portion of our assets, merger with another entity without the prior consent of MHR, or the occurrence of any governmental action that renders us unable to honor or perform our obligations under the MHR Convertible Notes or results in a material adverse effect on our operations. If an event of default occurs, the MHR Convertible Notes provide for the immediate repayment of the Notes and certain additional amounts as set forth in the MHR Convertible Notes. Based on the current financial condition of the company, on September 26, 2012, the maturity date of the MHR Convertible Notes, or earlier if an event of default occurs, we would not be able to make the required payments, and the resulting default would enable MHR to foreclose on all of our assets. Any of the foregoing events would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock. We currently have a waiver from MHR for failure to perfect liens on certain intellectual property rights through September 26, 2012.

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

Even if we are successful in raising additional capital to meet our obligations under the MHR Convertible Notes and otherwise continue operations, our business will still require substantial additional investment that we have not yet secured. For further discussion, see Part II, Item 1A “Risk Factors ”.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements. There were no changes in significant contractual obligations during the three and six months ended June 30, 2012.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2012 for detailed explanations of its critical accounting estimates, which have not changed significantly during the three-month period ended June 30, 2012.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 13 set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities. As further described in Note 9 to our Condensed Financial Statements set forth in Part I, Item 1 of this Report, at June 30, 2012, the estimated fair value of derivative instruments was $3.2 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the Company computes the fair value of these instruments using multiple Black-Scholes model calculations to account for the various circumstances that could arise in connection with the contractual terms of said instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model input to calculate the value of the derivative at the reporting date. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives
(in thousands)
25% increase in stock price	$533
50% increase in stock price	1,082
5% increase in assumed volatility	131
25% decrease in stock price	(513)
50% decrease in stock price	(998)
5% decrease in assumed volatility	(134)

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K filed with the SEC on March 21, 2012, including:

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

Risks Related to our Industry

•

Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost. More specifically, the regulatory approval process for nonprescription product candidates will likely vary by the nature of the therapeutic molecule being delivered. In particular, the European Medical Agency announced in January 2011 that its committee for Medicinal Products for Human Use has begun to review available data relevant to the potential for increased risk of prostate cancer progression and other types of malignancies in patients taking calcitonin-containing medicines for the prevention of acute bone loss. The announcement indicated that the decision to review followed review of two clinical trials which suggested an increased frequency of malignancies. The European Medical Agency indicated it intended to assess the data obtained in the balance of risks and benefits of calcitonin-containing medicines. On July 20, 2012, the European Medicines Agency’s Committee for Medicinal Products for Human Use issued a press release in which it recommended that calcitonin-containing medicines should only be used for short-term treatment, because of evidence that long-term use of these medicines is associated with an increased risk of cancer.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

3.2	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated June 4, 2012 (filed as Exhibit 3.2 to the to the Current Report on Form 8-K filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

3.4	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999 and incorporated herein by reference (SEC File No. 000-17758)) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference (SEC File No. 000-17758)).

3.5	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference (SEC File No. 000-17758)).

10.1	Form of Reimbursement Note Extension (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

10.2	Form of Other Transaction Reimbursement Note Extension (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 4, 2012 and incorporated herein by reference (SEC File No. 000-17758)). *

31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS**	XBRL Instance Document (submitted electronically herewith).

101. SCH**	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

101. LAB**	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

*	Confidential treatment has been requested for redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: August 7, 2012	/s/ Michael R. Garone
Michael R. Garone
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

3.2	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated June 4, 2012 (filed as Exhibit 3.2 to the to the Current Report on Form 8-K filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

3.4	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999 and incorporated herein by reference (SEC File No. 000-17758)) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference (SEC File No. 000-17758)).

3.5	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference (SEC File No. 000-17758)).

10.1	Form of Reimbursement Note Extension (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

10.2	Form of Other Transaction Reimbursement Note Extension (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 4, 2012 and incorporated herein by reference (SEC File No. 000-17758)). *

31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS**	XBRL Instance Document (submitted electronically herewith).

101. SCH**	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

101. LAB**	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

*	Confidential treatment has been requested for redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.