Form 10-Q
period 2012-09-30
EMISPHERE TECHNOLOGIES INC
filed 2012-11-13
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 1, 2012 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

September 30, 2012 and December 31, 2011

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$229	$3,069
Accounts receivable, net	3	22
Inventories	258	258
Prepaid expenses and other current assets	535	581

Total current assets	1,025	3,930
Equipment and leasehold improvements, net	22	44
Restricted cash	247	247

Total assets	$1,294	$4,221

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$839	$894
Notes payable related party, including accrued interest and net of related discount	31,172	26,016
Derivative instruments:
Related party	3,517	9,371
Others	988	828
Other current liabilities	16	42

Total current liabilities	36,532	37,151
Deferred revenue	31,612	31,593
Deferred lease liability and other liabilities	0	4

Total liabilities	68,144	68,748

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 2,000,000 shares as of September 30, 2012 and 1,000,000 authorized as of December 31, 2011; none issued and outstanding	0	0
Common stock, $.01 par value; authorized 200,000,000 shares as of September 30, 2012 and 100,000,000 authorized as of December 31, 2011; issued 60,977,210 shares (60,687,478 outstanding) as of September 30, 2012 and December 31, 2011	610	610
Additional paid-in-capital	404,940	404,707
Accumulated deficit	(468,448)	(465,892)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(66,850)	(64,527)

Total liabilities and stockholders’ deficit	$1,294	$4,221

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three and nine months ended September 30, 2012 and 2011

(in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net Sales	$0	$0	$0	$0

Costs and expenses:
Research and development	354	424	1,095	1,516
General and administrative	1,113	1,037	3,543	4,080
Depreciation and amortization	7	70	23	210

Total costs and expenses	1,474	1,531	4,661	5,806

Operating loss	(1,474)	(1,531)	(4,661)	(5,806)

Other non-operating income (expense):
Other income	1	4	1,567	73
Change in fair value of derivative instruments
Related party	(906)	(9,700)	5,854	6,345
Other	(431)	(4,931)	(160)	(1,270)
Interest expense
Related party	(1,777)	(1,448)	(5,156)	(4,090)
Other	0	0	0	(16)

Total other non-operating income (expense)	(3,113)	(16,075)	2,105	1,042

Net loss	$(4,587)	$(17,606)	$(2,556)	$(4,764)

Net loss per share, basic	$(0.08)	$(0.29)	$(0.04)	$(0.09)
Net loss per share, diluted	$(0.08)	$(0.29)	$(0.04)	$(0.09)
Weighted average shares outstanding, basic and diluted	60,687,478	60,122,747	60,687,478	54,811,423

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2012 and 2011

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,556)	$(4,764)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	31
Amortization	0	179
Change in fair value of derivative instruments	(5,694)	(5,075)
Non-cash interest expense	5,156	4,091
Non-cash compensation expense	233	220
Changes in assets and liabilities excluding non-cash transactions:
Decrease (increase) in accounts receivable	19	(21)
Decrease in inventory	0	2
Decrease in prepaid expenses and other current assets	46	13
Increase in deferred revenue	19	43
Decrease in accounts payable and accrued expenses	(55)	(2,408)
(Decrease) increase in other current liabilities	(26)	6
Decrease in deferred lease liability	(4)	(30)
Decrease in restructuring accrual	0	(300)

Total adjustments	(284)	(3,249)

Net cash used in operating activities	(2,840)	(8,013)
Cash flows provided by financing activities:
Exercise of warrants	0	236
Proceeds from the issuance of common stock	0	7,174
Exercise of options	0	6

Net cash provided by financing activities	0	7,416

Net decrease in cash and cash equivalents	(2,840)	(597)
Cash and cash equivalents, beginning of period	3,069	5,326

Cash and cash equivalents, end of period	229	$4,729

Schedule of non-cash financing activities
Reclassification of derivative liability to equity upon exercise of warrants	$0	$349

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

Liquidity. As of September 30, 2012, we had approximately $0.2 million in cash and cash equivalents, approximately $35.5 million in working capital deficiency, a stockholders’ deficit of approximately $66.8 million and an accumulated deficit of approximately $468.4 million. Our operating loss for the three months and nine months ended September 30, 2012 was approximately $1.5 million and $4.7 million, respectively.

As of September 27, 2012, the Company is in default under the terms of the MHR Convertible Notes (described in Note 9 to these Financial Statements) issued to MHR Fund Management LLC (together with its affiliates, “MHR”). The default is the result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms of the MHR Convertible Notes. Pursuant to that certain Pledge and Security Agreement, dated as of September 26, 2005, between the Company and MHR (as amended to date, the “Security Agreement”), the MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets. On October 4, 2012, the Company received notice from MHR that, as a result of the payment default described above, the default interest rate of 13% per annum will apply with respect to the MHR Convertible Notes, effective as of September 27, 2012.

The Company continues to be in default under the terms of the MHR Convertible Notes and, as a result of such default, MHR has the ability at any time to foreclose on substantially all of the Company’s assets under the terms of the Security Agreement. To date, MHR has not demanded payment under the MHR Convertible Notes or exercised its rights under the Security Agreement as a result of the default, and has indicated that it is prepared to continue discussions with the Company regarding proposals relating to the default while reserving all of its rights under the terms of the MHR Convertible Notes and Security Agreement. There can be no assurances as to the outcome of such discussions.

As of September 27, 2012, the Company is also in default under the terms of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR on June 8, 2010 (the “2010 MHR Notes”). The 2010 MHR Notes were originally due and payable on June 8, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The default is the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms of the 2010 MHR Notes. As with the MHR Convertible Notes discussed above, MHR has not demanded payment under the 2010 MHR Notes, and has indicated to the Company that it is prepared to continue discussions with the Company regarding proposals relating to the 2010 MHR Notes and the Company’s default thereunder while reserving all of its rights under the 2010 MHR Notes. There can be no assurances as to the outcome of such discussions.

As more specifically described in Note 9 to these Financial Statements, on October 17, 2012, the Company issued a promissory note (the “Bridge Note”) to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (collectively, the “Bridge Lender”) in the principal amount of $1,400,000 to be advanced by the Bridge Lender to the Company pursuant to the terms thereof (the “Bridge Loan”). That amount is sufficient to support operations through approximately December 15, 2012. The Bridge Note is secured by a first priority lien on substantially all of our assets, is payable on demand no earlier than January 17, 2013, and may be accelerated upon the occurrence of certain events described therein.

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

If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to December 15, 2012, or if MHR demands payment under the terms of the MHR Convertible Notes or the 2010 MHR Notes, or exercises its rights under the Security Agreement, the Company could be forced to cease operations. The Company is pursuing several courses of action to address its deficiency in capital resources including discussions with MHR, commercialization of B12, leveraging existing partnerships, and capital markets financings.

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

3. Revenue Recognition

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 21, 2012, and as further described below, the Company has been informed by its research collaboration partner Novartis Pharma AG (“Novartis”) of the termination of its oral human growth hormone, osteoarthritis, and osteoporosis programs involving Emisphere’s Eligen® technology. With regard to revenue recognition in connection with Novartis’ discontinued oral salmon calcitonin program for osteoporosis and osteoarthritis, discontinued oral PTH-1-34 program for osteoporosis, and terminated oral recombinant human growth hormone program, all of the Company’s agreements with Novartis regarding such programs include(d) multiple deliverables including license grants, several versions of the Company’s Eligen® Technology (or carriers) and support services. Emisphere’s management reviewed the relevant terms of each development license agreement with Novartis and determined such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, “Multiple-Element Arrangements,” since the delivered license and Eligen ® Technology do not have stand-alone value and Emisphere does not have objective evidence of fair value of the undelivered Eligen® Technology. Such conclusion will be reevaluated as each item in the arrangement is delivered or the status of each agreement changes. Consequently, any payments received from Novartis pursuant to such agreements have been deferred and included in Deferred Revenue on the Company’s Balance Sheet.

During 2011, Novartis terminated its oral human growth hormone program and informed the Company of its intention not to continue development of its oral calcitonin and oral PTH programs involving Emisphere’s Eligen® Technology. However, under the terms of certain Development and License Agreements between the Company and Novartis, Novartis reserves the right to develop oral forms of salmon calcitonin or PTH using Emisphere’s Eligen® Technology. At such time that Novartis either completes the successful development of oral salmon calcitonin or oral PTH products using the Company’s Eligen® Technology, or terminates its oral calcitonin and oral PTH agreements, or does not demonstrate reasonable commercial effort to continue developing oral calcitonin or oral PTH products, then the Company will recognize revenue in connection with past receipts of payments from Novartis derived from those agreements which are currently included in Deferred Revenue on the Company’s Balance Sheet. Management will continue to consider Novartis’s actions and to reevaluate circumstances that influence this determination in future.

As of September 30, 2012 and December 31, 2011 total deferred revenue from all Novartis development license programs was approximately $13.0 million, comprised of the principal value ($10 million) plus interest ($3.0 million) we recorded on June 4, 2010, upon executing the Master Agreement and Amendment by and between the Company and Novartis dated as of June 4, 2010 (the “Novartis Agreement”), pursuant to which the Company was released and discharged from its obligations under the Novartis Note, as described in Note 9 to these Financial Statements.

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

In light of this press release and the results of Novartis’ Phase III testing of an oral salmon calcitonin product intended for the treatment of osteoporosis and osteoarthritis completed during 2011, the Company considered its accounting for deferred revenue received during prior periods in accordance with the terms of the Company’s development license agreement for oral salmon calcitonin with Novartis. The Company concluded that until Novartis legally releases the Company from all future obligations as they relate to Novartis’ rights to further pursue Emisphere’s Eligen ® Technology, it would be premature to recognize the deferred revenue received during prior periods.

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

As of September 30, 2012, shares available for future grants under the plans amounted to 360,468.

Total compensation expense recorded during the three months ended September 30, 2012 for share-based payment awards was $0.08 million, of which $0.02 million is included in research and development and $0.06 million is included in general and administrative expenses in the condensed statement of operations for the three months ended September 30, 2012. Total compensation expense recorded during the nine months ended September 30, 2012 for share-based payment awards was $0.23 million, of which $0.05 million is included in research and development and $0.18 million is included in general and administrative expenses in the condensed statement of operations for the nine months ended September 30, 2012. At September 30, 2012, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.4 million, which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the three months and nine months ended September 30, 2012 and September 30, 2011, respectively. No tax benefit was realized due to a continued pattern of operating losses.

During the nine months ended September 30, 2012, the Company granted 2,696,750 options as follows: 2,000,000 options to Alan Rubino, President and CEO, 175,000 options to Timothy Rothwell, Chairman of the Board of Directors, 100,000 options to two new members of the Board of Directors; 40,000 options each to members of the Board of Directors as part of their annual compensation; 45,000 options to Michael Garone, CFO and Vice President; 30,000 options to M. Gary Riley, Vice President of Non-Clinical Development and Applied Biology; and 106,750 options to other employees.

5. Inventories

Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of work in process at September 30, 2012 and December 31, 2011.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Prepaid corporate insurance	$27	$35
Deposit on inventory	399	420
Prepaid expenses and other current assets	109	126

	$535	$581

7. Fixed Assets

Equipment and leasehold improvements, net, consists of the following:

	Useful Lives in Years	September 30, 2012	December 31, 2011
		(in thousands)
Equipment	3-7	$1,370	$1,370
Leasehold improvements	Term of lease	61	61

		1,431	1,431
Less, accumulated depreciation and amortization		1,409	1,387

Equipment and leasehold improvements, net		$22	$44

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Accounts payable and other accrued expenses	$352	$318
Accrued legal, professional fees and other	450	513
Accrued vacation	37	24
Clinical trial expenses and contract research	0	39

	$839	$894

9. Notes Payable

Notes payable consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
MHR Convertible Notes	$30,572	$25,441
MHR Promissory Notes	600	575

	$31,172	$26,016

MHR Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR Fund Management LLC (together with its affiliates, “MHR”). Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for senior secured convertible notes (the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes are convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. As of September 30, 2012, the MHR Convertible Notes were convertible into 8,087,809 shares of our common stock. The MHR Convertible Notes were due on September 26, 2012, and are collateralized by a first priority lien in favor of MHR on substantially all of our assets. Interest is payable in the form of additional MHR Convertible Notes rather than in cash. As of September 27, 2012, the Company was in default under the terms of the MHR Convertible Notes. The default is the result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms of the MHR Convertible Notes. As a result of the Company’s failure to pay all amounts due and payable under the MHR Convertible Notes as of September 26, 2012, MHR has the ability under the terms of our Security Agreement with MHR to foreclose on substantially all of the Company’s assets. On October 4, 2012, the Company received notice from MHR that, pursuant to the terms of the MHR Convertible Notes, the default interest rate of 13% per annum will apply with apply with respect to the MHR Convertible Notes, effective as of September 27, 2012. MHR has not demanded payment under the MHR Convertible Notes or exercised its other rights under the Security Agreement as a result of the default, and has indicated to the Company that it is prepared to continue discussions with the Company regarding proposals relating to the MHR Convertible Notes and the Company’s default thereunder while reserving all of its rights under the Security Agreement. There can be no assurances as to the outcome of such discussions.

Total issuance costs associated with the Loan Agreement were $2.1 million, of which $1.9 million were allocated to the MHR Convertible Notes, and $0.2 million were allocated to related derivative instruments. Of the $1.9 million allocated to the MHR Convertible Notes, $1.4 million represents reimbursement of MHR’s legal fees and $0.5 million represents our legal and other transaction costs. The $1.4 million paid on behalf of the lender has been recorded as a reduction of the face value of the note, while the $0.5 million of our costs has been recorded as deferred financing costs.

The MHR Convertible Notes provide MHR with the right to require us to redeem the notes in the event of a change in control. The change in control redemption feature has been determined to be an embedded derivative instrument which must be separated from the host contract. For the year ended December 31, 2006, the fair value of the change in control redemption feature was estimated using a combination of a put option model for the penalties and the Black-Scholes model for the conversion option that would exist under the MHR Convertible Notes. The estimate resulted in a value that was de minimis and, therefore, no separate liability was recorded. Changes in the assumptions used to estimate the fair value of this derivative instrument, in particular the probability that a change in control will occur, could result in a material change to the fair value of the instrument. For the nine months ended September 30, 2012 and for the years ended December 31, 2011, 2010, 2009 and 2008, management determined the probability of exercise of the right due to change in control to be remote. The fair value of the change in control redemption feature is de minimis.

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

As consideration for its consent and limitation of rights in connection with the Novartis Agreement (as described in Note 3 to these Financial Statements), the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 MHR Warrants”) under the MHR Letter Agreement (as defined below). The Company estimated the fair value of the June 2010 MHR Warrants on the date of grant using Black-Scholes models to be $1.9 million. The Company determined that the resulting modification of the MHR Convertible Notes was substantial in accordance with ASC 470-50, “Modifications and Extinguishments.” As such, the modification of the MHR Convertible Notes was accounted for as an extinguishment and restructuring of the debt, and the warrants issued to MHR were expensed as a financing fee. The fair value of the MHR Convertible Notes as of June 4, 2010 was estimated by calculating the present value of future cash flows discounted at a market rate of return for comparable debt instruments to be $17.2 million. The Company recognized a loss on extinguishment of debt in the amount of $17.0 million which represented the difference between the net carrying amount of the MHR Convertible Notes and their fair value as of the date of the Novartis Agreement and the MHR Letter Agreement.

The book value of the MHR Convertible Notes is comprised of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Face Value of the notes (including accrued interest)	$30,572	$28,153
Discount (related to the warrant purchase option and embedded conversion feature)	0	(2,712)

	$30,572	$25,441

2010 MHR Promissory Notes. In connection with the Novartis Agreement, the Company and MHR entered into a letter agreement, dated June 8, 2010 (the “MHR Letter Agreement”), and MHR, the Company and Novartis entered into a non-disturbance agreement (the “Non-Disturbance Agreement”), which was a condition to Novartis’ execution of the Novartis Agreement. Pursuant to the MHR Letter Agreement, MHR agreed to limit certain rights and courses of action that it would have available to it as a secured party under the Senior Secured Term Loan Agreement and Pledge and Security Agreement (“Loan and Security Agreement”) between MHR and the Company. MHR also consented to the Novartis Agreement, which consent was required under the Loan and Security Agreement, and agreed to enter into a comparable agreement at some point in the future in connection with another potential Company transaction (the “Other Transaction Agreement”). The MHR Letter Agreement also provided for the Company to reimburse MHR for certain of its legal fees incurred in connection with the Non-Disturbance Agreement and the Other Transaction Agreement. The reimbursements are to be paid in the form of non-interest bearing promissory notes issued on the effective date of the MHR Letter Agreement. As such, on June 8, 2010, the Company issued to MHR non-interest promissory notes in the aggregate principal amount of $500,000 with respect to legal fees incurred in connection with the Non-Disturbance Agreement (the “Reimbursement Notes”) and non-interest bearing promissory notes in the aggregate principal amount of $100,000 with respect to legal fees incurred in connection with the Other Transaction Agreement (the “Other Transaction Reimbursement Notes” and, together with the Reimbursement Notes, the “2010 MHR Notes”). The 2010 MHR Notes were originally due and payable on June 8, 2012. The Company imputed interest at its incremental borrowing rate of 10%, and discounted the face amounts of the 2010 MHR Notes. On June 1, 2012, the Company and MHR entered into a promissory note extension agreement with respect to the Reimbursement Notes (the “Reimbursement Note Extensions”) and the Other Transaction Reimbursement Notes (the “Other Transaction Reimbursement Note Extensions” and, together with the Reimbursement Note Extensions, the “Note Extension Agreements”). Pursuant to the Note Extension Agreements, the maturity dates of the 2010 MHR Notes were extended to September 26, 2012.

As of September 27, 2012, the Company was in default under the terms of the 2010 MHR Notes. The default is the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms of the 2010 MHR Notes. As with the MHR Convertible Notes discussed above, MHR has not demanded payment under the 2010 MHR Notes and has indicated to the Company that it is prepared to continue discussions with the Company regarding proposals relating to the 2010 MHR Notes and the Company’s default thereunder while reserving all of its rights under the terms of the 2010 MHR Notes. There can be no assurances as to the outcome of such discussions.

2012 Bridge Loan. On October 17, 2012, the Company issued a promissory note (the “Bridge Note”) to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (collectively, the “Bridge Lender”) in the principal amount of $1,400,000 to be advanced by the Bridge Lender to the Company pursuant to the terms thereof (the “Bridge Loan”). The Bridge Note provides for an interest rate of 13% per annum. Pursuant to the terms of the Bridge Note, the entire principal amount advanced by the Bridge Lender pursuant to the Bridge Note, plus all accrued interest thereon, is payable on demand, provided that no demand may be made prior to January 17, 2013, and provided further that if the Bridge Lender in its reasonable discretion determines that the Company has made sufficient progress towards the consummation of a qualified equity financing, as described in the Bridge Note (an “Equity Financing”) by January 17, 2013, then no demand may be made prior to February 17, 2013 (such date of demand, the “Maturity Date”). The Bridge Note provides that the Maturity Date will be accelerated to the closing date of an Equity Financing. The obligations under the Bridge Note are secured by a first priority lien on substantially all of our assets pursuant to the terms of the Security Agreement, as further described below.

Also on October 17, 2012, in connection with the issuance of the Bridge Note, Emisphere and MHR entered into that certain Amendment to Pledge and Security Agreement (the “Amendment”). The Amendment amends the Security Agreement to, among other things, include the Bridge Loan as an obligation secured by the terms of the Security Agreement and to include the Bridge Lender as a beneficiary of the terms of the Security Agreement. Pursuant to the terms of the Novartis Agreement described above, the Amendment expressly excludes certain intellectual property licensed to Novartis from the collateral securing the Bridge Loan. In accordance with the terms of the MHR Convertible Notes, MHR also provided a written consent to allow for the issuance of the Bridge Note and related obligations provided under the Amendment.

10. Derivative Instruments

Derivative instruments consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
MHR Convertible Note	$1,441	7,367
August 2007 Warrants	0	12
August 2009 Warrants	612	540
June 2010 MHR Warrants	126	351
August 2010 Warrants	874	735
August 2010 MHR Waiver Warrants	168	142
July 2011 Warrants	1,134	929
July 2011 MHR Waiver Warrants	150	123

	$4,505	$10,199

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

Embedded Conversion Feature of MHR Convertible Notes. The MHR Convertible Notes contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Convertible Notes and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability has been presented as a current liability as of September 30, 2012 and December 31, 2011 to correspond with its host contract, the MHR Convertible Notes. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period. The assumptions used in computing the fair value as of September 30, 2012 are a closing stock price of $0.25, conversion prices of $3.78 and $0.25, expected volatility of 244.68% over the estimated remaining term of three months and a risk free rate of 0.09%. The fair value of the embedded conversion feature for the three month period ended September 30, 2012 increased by $0.02 million and for the nine-month period ended September 30, 2012 decreased by $5.9 million, which changes have been recognized in the accompanying statements of operations. The embedded conversion feature will be adjusted to estimated fair value for each future period they remain outstanding. See Note 9 for a further discussion of the MHR Convertible Notes.

August 2007 Warrants. In connection with an equity financing in August 2007 (the “August 2007 Financing”), Emisphere sold warrants to purchase up to 400,000 shares of common stock (the “August 2007 Warrants”). Of these 400,000 warrants, 91,073 were sold to MHR. Each of the August 2007 Warrants were issued with an exercise price of $3.948 and expired on August 21, 2012. The August 2007 Warrants provided for certain anti-dilution protection as provided therein. Under the terms of the August 2007 Warrants, we had an obligation to make a cash payment to the holders of the August 2007 Warrants for any gain that could have been realized if the holders exercised the August 2007 Warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2007 Warrants were exercised. Accordingly, the August 2007 Warrants have been accounted for as a liability. The fair value of the August 2012 warrants decreased by $0.1 for the nine months ended September 30, 2012. The August 2007 Warrants expired on August 21, 2012.

August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 6.4 million shares of common stock to MHR (3.7 million) and other unrelated investors (2.7 million) (the “August 2009 Warrants”). The August 2009 Warrants were issued with an exercise price of $0.70 and expire on August 21, 2014. Under the terms of the August 2009 Warrants, we have an obligation to make a cash payment to the holders of the August 2009 Warrants for any gain that could have been realized if the holders exercise the August 2009 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2009 Warrants have been exercised. Accordingly, the August 2009 Warrants have been accounted for as a liability. The fair value of the August 2009 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of September 30, 2012 are a closing stock price of $0.25, expected volatility of 179.73% over the remaining term of one year and eleven months and a risk-free rate of 0.23%. The fair value of the August 2009 Warrants for the three and nine-month periods ended September 30, 2012 increased $0.25 million and $0.07 million, respectively, which increases have been recognized in the accompanying statements of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding. During the year ended December 31, 2010, the unrelated investors exercised their warrants to purchase up to 2,685,714 million shares of the Company’s common stock at an exercise price of $0.70, using the “cashless exercise” provision. After these cashless exercises, warrants to purchase up to 3,729,323 shares of common stock, in the aggregate, remain outstanding.

June 2010 MHR Warrants. As consideration for its consent and limitation of rights in connection with the Novartis Agreement, the Company granted MHR warrants to purchase 865,000 shares of its common stock under the MHR Letter Agreement. The June 2010 MHR Warrants are exercisable at $2.90 per share and will expire on August 21, 2014. The June 2010 MHR Warrants provide for certain anti-dilution protection as provided therein. We have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the June 2010 MHR Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such June 2010 MHR Warrants have been exercised. Additionally, the exercise price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of the June 2010 MHR Warrants and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. Under FASB ASC 815-40-15-5, the June 2010 MHR Warrants are not considered indexed to the Company’s own stock and, therefore, do not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The fair value of the June 2010 MHR Warrants is estimated at the end of each quarterly reporting period. The assumptions used in computing the fair value of the June 2010 MHR

Warrants as of September 30, 2012 are a closing stock price of $0.25, exercise prices of $0.25 and $2.90, expected volatility of 179.73%, over the remaining term of one year and eleven months and a risk-free rate of 0.23%. The fair value of the June 2010 MHR Warrants for the three month period ended September 30, 2012 increased by $0.05 million and for the nine-month period ended September 30, 2012 decreased by $0.23 million, which changes have been recognized in the accompanying statements of operations. The June 2010 MHR Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2010 Warrants. In connection with the August 2010 Financing, Emisphere sold warrants to purchase 5.2 million shares of common stock to MHR (2.6 million) and other unrelated investors (2.6 million) (the “August 2010 Warrants”). The August 2010 Warrants were issued with an exercise price of $1.26 and expire on August 26, 2015. Under the terms of the August 2010 Warrants, we have an obligation to make a cash payment to the holders of the August 2010 Warrants for any gain that could have been realized if the holders exercise the August 2010 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2010 Warrants have been exercised. Accordingly, the August 2010 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The Company received proceeds of $0.2 million from the exercise of these warrants. The Company calculated the fair value of the 0.2 million exercised warrants on January 12, 2011 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of January 12, 2011 are a closing stock price of $2.25, expected volatility of 107.30% over the remaining contractual life of four years and seven months and a risk-free rate of 1.99%. The fair value of the 0.2 million exercised warrants decreased by approximately $28,000 for the period from January 1, 2011 through January 12, 2011, which has been recognized in the accompanying statement of operations for the nine months ended September 30, 2011 The assumptions used in computing the fair value of the remaining August 2010 Warrants as of September 30, 2012 are a closing stock price of $0.25, exercise price of $1.26, expected volatility of 167.7% over the remaining term of two years and eleven months, and a risk-free rate of 0.31%. The fair value of the August 2010 Warrants for the three and nine-month periods ended September 30, 2012 increased by $0.40 million and $0.14 million, respectively, which increase has been recognized in the accompanying statements of operations. The August 2010 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2010 MHR Waiver Warrants. In connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 MHR Waiver Warrants”). The August 2010 MHR Waiver Warrants are in the same form of warrant as the August 2010 Warrants issued to MHR as part of the August 2010 Financing described above. Accordingly, the August 2010 MHR Waiver Warrants have been accounted for as a liability. The fair value of the August 2010 Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The assumptions used in computing the fair value of the August 2010 MHR Waiver Warrants at September 30, 2012 are a closing stock price of $0.25, exercise price of $1.26, expected volatility of 167.70% over the term of two years and eleven months, and a risk free rate of 0.31%. The fair value of the August 2010 MHR Waiver Warrants for the three and nine-month periods ended September 30, 2012 increased by $0.08 million and $0.03 million, respectively, and the increase has been recognized in the accompanying statements of operations. The August 2010 MHR Waiver Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

July 2011 Warrants. In connection with the July 2011 Financing, Emisphere sold warrants to purchase 6.02 million shares of common stock to MHR (3.01 million) and other unrelated investors (3.01 million) (the “July 2011 Warrants”). The July 2011 Warrants were issued with an exercise price of $1.09 and expire on July 6, 2016. Under the terms of the July 2011 Warrants, we have an obligation to make a cash payment to the holders of the July 2011 Warrants for any gain that could have been realized if the holders exercise the July 2011 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such July 2011 Warrants have been exercised. Accordingly, the July 2011 Warrants have been accounted for as a liability. The fair value of the July 2011 Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants as of the date of grant using Black-Scholes models to be $4.5 million. The assumptions used in computing the fair value of the July 2011 Warrants as of September 30, 2012 are a closing stock price of $0.25, exercise price of $1.09, expected volatility of 157.04% over the remaining term of three years and ten months, and a risk-free rate of 0.31%. The fair value of the July 2011 Warrants for the three and nine-month periods ended September 30, 2012 increased by $0.48 million and $0.20 million, respectively, and the fluctuation has been recorded in the statements of operations.

July 2011 MHR Waiver Warrants. In connection with the July 2011 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the July 2011 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 795,000 shares of its common stock (the “July 2011 MHR Waiver Warrants”). The

July 2011 MHR Waiver Warrants are in the same form of warrant as the July 2011 Warrants issued to MHR described above. Accordingly, the July 2011 MHR Waiver Warrants have been accounted for as a liability. The fair value of the July 2011 MHR Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants on the date of grant using Black-Scholes models to be $0.6 million. The assumptions used in computing the fair value of the July 2011 MHR Waiver Warrants as of September 30, 2012 are a closing stock price of $0.25, exercise price of $1.09, expected volatility of 157.04% over the term of four years and one month, and a risk free rate of 0.31%. The fair value of the July 2011 MHR Waiver Warrants for the three and nine-month periods ended September 30, 2012 increased by $0.06 million and $0.03 million, respectively, and the fluctuation has been recorded in the statements of operations.

11. Net income (loss) per share

The following table sets forth the information needed to compute basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands except per		(in thousands except per
	share data)		share data)
Basic net loss	$(4,587)	$(17,606)	$(2,556)	$(4,764)
Effect of dilutive securities — MHR convertible note assumed conversion	0	0	0	0

Numerator for diluted net loss per share after assumed note conversion	(4,587)	(17,606)	(2,556)	(4,764)

Weighted average common shares outstanding:	60,687,478	60,122,747	60,687,478	54,811,423
Dilutive securities
Options	0	0	0	0
Warrants	0	0	0	0

Diluted weighted average common shares outstanding and assumed conversion	60,687,478	60,122,747	60,687,478	54,811,423

Basic net loss per share	$(0.08)	$(0.29)	$(0.04)	$(0.09)
Diluted net loss per share	$(0.08)	$(0.29)	$(0.04)	$(0.09)

For the three and nine months periods ended September 30, 2012 and 2011, certain potential shares of common stock have been excluded from the calculation of diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. In addition, incremental shares from the assumed conversion of the MHR note payable are excluded for the three and nine month periods ended September 30, 2012 and 2011 as the effect of these shares is anti-dilutive in these periods. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common shares	3,454,660	3,200,650	1,532,910	3,200,650
Outstanding warrants	17,443,727	17,843,727	17,443,727	17,843,727
MHR convertible note payable	8,087,809	7,246,873	8,087,809	7,246,873

	28,986,196	28,291,250	27,064,446	28,291,250

12. Commitments and Contingencies

Commitments.

We lease office space at 240 Cedar Knolls Road, Suite 200, Cedar Knolls, New Jersey under a non-cancellable operating lease expiring in 2013.

As of September 30, 2012, future minimum rental payments are as follows:

(in thousands)
2012	$91
2013	31

Total	$122

In accordance with the lease agreement in Cedar Knolls, NJ, the Company has entered into a standby letter of credit in the amount of $246 thousand as a security deposit. The standby letter of credit is fully collateralized with a time certificate of deposit account in the same amount. The certificate of deposit has been recorded as a restricted cash balance in the accompanying financials. As of September 30, 2012, there are no amounts outstanding under the standby letter of credit.

On September 17, 2012, the Board of Directors appointed Alan L. Rubino to the position of President and Chief Executive Officer of the Company, effective September 13, 2012. Pursuant to his appointment, Mr. Rubino entered into an Employment Agreement with the Company dated September 13, 2012 (the “Employment Agreement”).The initial term of the Employment Agreement is three years, and the agreement will automatically renew for one-year terms unless either party provides notice of non-renewal to the other party at least six months prior to the end of the initial term or any renewal term.

The Employment Agreement provides for an annual base salary of $400,000, with eligibility to receive an annual bonus of up to $200,000. Further, Mr. Rubino received a qualified stock option to purchase up to 2,000,000 shares of the Company’s common stock. A total of 500,000 Rubino Option Shares will vest on January 1, 2013, and have an exercise price equal to the fair market value of a share of the Company’s common stock on September 13, 2012, the date of the grant. A total of 500,000 Rubino Option Shares will vest on September 13, 2014, and have an exercise price of $0.25 per share. A total of 500,000 Rubino Option Shares will vest on September 13, 2015, and have an exercise price of $0.75 per share. The final 500,000 Rubino Option Shares will vest on September 13, 2016, and have an exercise price of $1.00 per share. The vesting of the Rubino Option Shares is subject to Mr. Rubino’s continued employment with the Company, except in the event of his termination by the Company without Cause or by Mr. Rubino for good reason within 12 months of a change of control (as such terms are defined in the Employment Agreement), in which case all of the Rubino Option Shares vest immediately and remain exercisable for the remainder of the originally scheduled term.

Pursuant to the Employment Agreement, upon termination by the Company without cause or by Mr. Rubino for good reason (as such terms are defined in the Employment Agreement), Mr. Rubino is entitled to (in addition to other separation benefits described in the Employment Agreement) severance payments equal to his base salary for 12 months, except in the case of termination by the Company without cause or termination by Mr. Rubino for good reason within 12 months following a change of control (as such terms are defined in the Employment Agreement), in which case Mr. Rubino is entitled to severance payments equal to his base salary for 18 months.

On October 15, 2012, the Company entered into an Employment Agreement with Carl V. Sailer (the “Employment Agreement”), pursuant to which the Company appointed Mr. Sailer as its Vice President of Marketing and Sales.

The initial term of the Employment Agreement is three years, and the agreement will automatically renew for additional one-year terms unless either party provides notice of non-renewal to the other party at least six months prior to the end of the initial term or any renewal terms. The Employment Agreement provides for an annual base salary of $255,000, with eligibility to receive an annual bonus of up to $114,750. Pursuant to the Employment Agreement, the Company agreed to grant to Mr. Sailer a qualified stock option (the “Option”) to purchase up to 160,000 shares of the Company’s common stock (the “Option Shares”) in four equal installments of 40,000 options each. The first such grant occurred on October 15, 2012, and the 40,000 Option Shares subject to this initial grant will vest on January 1, 2013. Each of the remaining three grants shall occur on the first, second, and third anniversary of the Effective Date, respectively, and all Option Shares granted on such dates shall vest on the first anniversary of such grant, all as more specifically described in the Employment Agreement. All Option Shares shall have an exercise price equal to the fair market value of a share of the Company’s common stock on the date of the grant.

Pursuant to the Employment Agreement, upon termination by the Company without Cause or by the executive for good reason (as such terms are defined in the Employment Agreement), Mr. Sailer is entitled (in addition to other separation benefits described in the Employment Agreement) to severance payments equal to his base salary for 6 months, except in the case of termination by the Company without cause or termination by Mr. Sailer for good reason within 12 months following a change of control (as such terms are defined in the Employment Agreement), in which case Mr. Sailer is entitled to severance payments equal to his base salary for 6 months, provided that, following Mr. Sailer’s continued employment with the Company for one full year, the change of control severance Benefit is increased to an amount equal to his base salary for 12 months.

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2012.

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

13. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011 and September 30, 2012, the Company had no accruals for interest or penalties related to income tax matters. For the three and nine month period ended September 30, 2012 and 2011, the effective income tax rate was 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 34% is attributable to state tax benefits and tax credits, offset by changes in the deferred tax valuation allowance.

14. New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

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

15. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

September 30, 2012:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
	$2,938	$1,567	$4,505

December 31, 2011:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
	$2,487	$7,712	$10,199

Level 3 financial instruments consist of certain common stock warrants and the embedded conversion features. The fair value of these warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations to account for potential adjustments that could occur in connection with the contractual terms of said instruments, based on various circumstances that could arise during the remaining term of the instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model inputs to calculate the value of the derivative at the reporting date. The Company adopted the disclosure requirements of ASU 2011-04, Fair Value Measurements, during the quarter ended March 31, 2012. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the MHR Convertible Notes and MHR 2010 Warrants, which was estimated to be 10% and 40%, respectively, at September 30, 2012. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods ending September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Beginning Balance	$7,712	$13,306
Change in fair value	(6,145)	(5,594)

Ending Balance	$1,567	$7,712

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

16. Subsequent Events

2012 Bridge Loan. On October 17, 2012, the Company issued a promissory note (the “Bridge Note”) to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (collectively, the “Bridge Lender”) in the principal amount of $1,400,000 to be advanced by the Bridge Lender to the Company pursuant to the terms thereof (the “Bridge Loan”). Details of the Bridge Loan are described in Note 9 of these Financial Statements.

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

Since our inception in 1986, substantial efforts and resources have been devoted to understanding the Eligen® Technology and establishing a product development pipeline that incorporated this technology with selected molecules. Since 2007, Emisphere has undergone many changes. The Eligen® Technology has been reevaluated and our corporate strategy refocused on commercializing it as quickly as possible, building high-value partnerships and reprioritizing the product pipeline. Spending was redirected and aggressive cost control initiatives were implemented. On September 13, 2012, the Company took two important steps to improve its strategic position: it hired Mr. Alan L. Rubino as President and Chief Executive Officer, and appointed Mr. Timothy G. Rothwell as Chairman of the Board of Directors. Mr. Rubino is a seasoned industry executive with major and emerging pharmaceutical company experience. Mr. Rubino and Mr. Rothwell form the core of a new leadership team that will focus on commercializing the Company’s Eligen® Oral B12 product. These appointments support the Company’s decision to pursue a new course to reposition Emisphere into a viable commercial-stage entity, anchored by the Eligen® Oral B12 product. As it transitions to this strategy, the Company remains dedicated to further realizing the full potential and commercial value of its platform Eligen® Technology. To that end, we will continue to work closely with existing partners and will also expand our efforts to attract new delivery system and product development / licensing partnerships as well. We believe that Emisphere’s new business strategy will present opportunities for growth and value creation for the Company and its shareholders. Further development, exploration and commercialization of the technology entail risk and operational expenses. However, we continue to refocus our efforts on strategic development initiatives and cost control and continue to aggressively seek to reduce non-strategic spending.

The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During 2012, we have continued to develop our product pipeline utilizing the Eligen® Technology with prescription and non-prescription product candidates. We prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical need. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation. Investments required to continue to develop our product pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution. We are planning to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. We will also continue to pursue product candidates for internal development and commercialization. We believe that these internal candidates must be capable of development with reasonable investments in an acceptable time period and with a reasonable risk-benefit profile.

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

Our product pipeline includes prescription and medical food product candidates that are being developed in partnership or internally. During the first nine months of 2012, our development partner, Novo Nordisk, continued their development programs using our Eligen® Technology. Specifically, Novo Nordisk is using our Eligen® drug delivery technology in combination with its proprietary GLP-1 receptor agonists and insulins. In December 2010, the Company entered into an agreement with Novo Nordisk to develop and commercialize oral formulations of Novo Nordisk’s insulins using Emisphere’s Eligen® Technology (the “Insulins License Agreement”). This was the second license agreement between the two companies. The GLP-1 License Agreement, signed in June 2008, provided for the development of oral formulations of GLP-1 receptor agonists, with a potential drug currently in a Phase I clinical trial. The Insulins License Agreement included $57.5 million in potential product development and sales milestone payments to Emisphere, of which $5 million was paid upon signing, as well as royalties on sales.

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

In March 2006, we announced that we had entered into an exclusive worldwide licensing agreement with Genta Incorporated (“Genta”) to develop an oral formulation of a gallium-containing compound. On August 3, 2012, Genta filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

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

As of September 30, 2012, we had approximately $0.2 million in cash and cash equivalents, and approximately $35.5 million in working capital deficiency.

As of September 27, 2012, the Company is in default under the terms of the MHR Convertible Notes (described in Note 9 to these Financial Statements) issued to MHR Fund Management LLC (together with its affiliates, “MHR”). The default is the result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms of the MHR Convertible Notes. Pursuant to that certain Pledge and Security Agreement, dated as of September 26, 2005, between the Company and MHR (as amended to date, the “Security Agreement”), the MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets. On October 4, 2012, the Company received notice from MHR that, as a result of the payment default described above, the default interest rate of 13% per annum will apply with respect to the MHR Convertible Notes, effective as of September 27, 2012.

The Company continues to be in default under the terms of the MHR Convertible Notes and, as a result of such default, MHR has the ability at any time to foreclose on substantially all of the Company’s assets under the terms of the Security Agreement. To date, MHR has not demanded payment under the MHR Convertible Notes or exercised its rights under the Security Agreement as a result of the default, and has indicated that it is prepared to continue discussions with the Company regarding proposals relating to the default while reserving all of its rights under the terms of the MHR Convertible Notes and Security Agreement. There can be no assurances as to the outcome of such discussions.

As of September 27, 2012, the Company is also in default under the terms of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR on June 8, 2010 (the “2010 MHR Notes”). The 2010 MHR Notes were originally due and payable on June 8, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The default is the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms of the 2010 MHR Notes. As with the MHR Convertible Notes discussed above, MHR has not demanded payment under the 2010 MHR Notes, and has indicated to the Company that it is prepared to continue discussions with the Company regarding proposals relating to the 2010 MHR Notes and the Company’s default thereunder while reserving all of its rights under the 2010 MHR Notes. There can be no assurances as to the outcome of such discussions.

As more specifically described in Note 9 to these Financial Statements, on October 17, 2012, the Company issued a promissory note (the “Bridge Note”) to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (collectively, the “Bridge Lender”) in the principal amount of $1,400,000 to be advanced by the Bridge Lender to the Company pursuant to the terms thereof (the “Bridge Loan”). That amount is sufficient to support operations through approximately December 15, 2012. The Bridge Note is secured by a first priority lien on substantially all of our assets, is payable on demand no earlier than January 17, 2013, and may be accelerated upon the occurrence of certain events described therein.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. Further, we do not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. As described above, the funds provided by MHR pursuant to the Bridge Loan are sufficient to support the Company’s operations through December 15, 2012. Our failure to raise capital prior to December 15, 2012 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2011, 2010 and 2009 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to December 15, 2012, or if MHR demands payment under the terms of the MHR Convertible Notes or the 2010 MHR Notes, or exercises its rights under the Security Agreement, the Company could be forced to cease operations. The Company is pursuing several courses of action to address its deficiency in capital resources including discussions with MHR, commercialization of B12, leveraging existing partnerships, and capital markets financings.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011:

	2012	Three Months Ended September 30, 2011	Change
	(in thousands)
Revenue	$0	$0	$0
Operating expenses	$1,474	$1,531	$(57)
Operating loss	$(1,474)	$(1,531)	$57
Other income (expense)	$(3,113)	$(16,075)	$12,962
Net income (loss)	$(4,587)	$(17,606)	$13,019

Operating expenses decreased $0.06 million or 4% for the three months ended September 30, 2012 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Increase in human resources costs	$15
Decrease in professional fees	(8)
Decrease in occupancy costs	(3)
Increase in clinical costs	30
Decrease in depreciation and amortization	(63)
Decrease in other costs	(28)

$(57)

Human resource costs increased $15 thousand, or 2%, due primarily to an $37 thousand increase in director’s compensation from the addition of two new directors during March 2012, and restructuring the Board of Directors during the third quarter, 2012; offset partially by a $22 thousand reduction in wage and wage related costs from the reduction in personnel in comparison to the same period during 2011.

Professional fees decreased $8 thousand, or 1%, due primarily to a $39 thousand reduction in accounting fees, a $23 thousand reduction in research and development consulting fees and a $14 thousand reduction in other professional fees, offset by an $68 thousand increase in annuity fees for the quarter ended September 30, 2012.

Occupancy costs decreased $3 thousand or 3% due primarily to lower common area maintenance costs.

Clinical costs increased $30 thousand, or 205%, due primarily to additional materials storage costs.

Depreciation and amortization costs decreased $63 thousand or 89% due to the impairment of purchased technology in December 2011.

Other costs decreased $28 thousand, or 18%, due primarily to a $14 thousand reduction in office related expenses, a $5 thousand reduction in taxes and fees, a $4 thousand reduction in insurance premiums and a $4 thousand reduction in travel expenses.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended September 30,
	2012	2011
Human resource costs, including benefits	41%	39%
Professional fees for legal, intellectual property, accounting and consulting	40%	39%
Occupancy for our laboratory and operating space	6%	6%
Clinical costs	3%	1%
Depreciation and amortization	1%	5%
Other	9%	10%

Other expenses for the three months ended September 30, 2012 decreased $13.0 million, due primarily to a $13.3 million gain from the change in fair value of derivative instruments in 2012 arising from the decrease in the price of the Company’s stock during the third quarter 2012 and a $0.3 million increase in interest expense net of other income.

As a result of the above factors, we had a net loss of $4.6 million for the three months ended September 30, 2012, compared to a net loss of $17.6 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011:

	2012	Nine Months Ended September 30, 2011	Change
	(in thousands)
Revenue	$0	$0	$0
Operating expenses	$4,661	$5,806	$(1,145)
Operating loss	$(4,661)	$(5,806)	$1,145
Other income (expense)	$2,105	$1,042	$1,063
Net income (loss)	$(2,556)	$(4,764)	$2,208

Operating expenses decreased $1.1 million or 20% for the nine months ended September 30, 2012 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(370)
Decrease in professional fees	(372)
Decrease in occupancy costs	(18)
Decrease in clinical costs	(128)
Decrease in depreciation and amortization	(188)
Decrease in other costs	(69)

$(1,145)

Human resource costs decreased $370 thousand, or 17%, due primarily a reduction in wage and wage related costs from the reduction in personnel in comparison to the same period during 2011.

Professional fees decreased $372 thousand, or 15%, due primarily to a $231 thousand decrease in corporate legal fees, a $154 thousand decrease in accounting fees due primarily to costs associated with restatement of 2010 results, $231 thousand decrease in other professional fees (primarily recruitment fees) in 2011, offset by $245 thousand higher consulting fees due primarily to retention of JSB Partners to provide business development and certain business analytical support.

Occupancy costs decreased $18 thousand, or 7%, due to lower common area maintenance costs.

Clinical costs decreased $128 thousand, or 61%, due primarily to a $42 thousand decrease in clinical trial costs and a net $86 thousand decrease in outside lab fees.

Depreciation and amortization costs decreased $188 thousand, or 89%, due to the impairment of purchased technology in December 2011.

Other costs decreased $69 thousand, or 15%, due primarily to a $13 thousand decrease in insurance premiums, a $40 thousand decrease in general office expenses and a $12 thousand decrease in other operating costs.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Nine Months Ended September 30,
	2012	2011
Human resource costs, including benefits	39%	38%
Professional fees for legal, intellectual property, accounting and consulting	45%	42%
Occupancy for our laboratory and operating space	5%	4%
Clinical costs	2%	4%
Depreciation and amortization	1%	4%
Other	8%	8%

Other income increased $1.1 million, due primarily to the $0.6 million gain from the change in fair value of derivative instruments in 2012 arising from the decrease in the price of the Company’s stock during 2012, and a $1.5 million increase in other income primarily due to the receipt of proceeds from a State of New Jersey incentive program grant; offset by a $1.0 million increase in interest expense.

As a result of the above factors, we had a net loss of $2.6 million for the nine months ended September 30, 2012, compared to a net loss of $4.8 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2012, we had approximately $0.2 million in cash and cash equivalents, approximately $35.5 million in working capital deficiency, a stockholders’ deficit of approximately $66.8 million and an accumulated deficit of approximately $468.4 million. Our operating loss for the three months and nine months ended September 30, 2012 was approximately $1.5 million and $4.7 million, respectively.

As of September 27, 2012, the Company is in default under the terms of the MHR Convertible Notes (described in Note 9 to these Financial Statements) issued to MHR Fund Management LLC (together with its affiliates, “MHR”). The default is the result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms of the MHR Convertible Notes. Pursuant to that certain Pledge and Security Agreement, dated as of September 26, 2005, between the Company and MHR (as amended to date, the “Security Agreement”), the MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets. On October 4, 2012, the Company received notice from MHR that, as a result of the payment default described above, the default interest rate of 13% per annum will apply with respect to the MHR Convertible Notes, effective as of September 27, 2012.

The Company continues to be in default under the terms of the MHR Convertible Notes and, as a result of such default, MHR has the ability at any time to foreclose on substantially all of the Company’s assets under the terms of the Security Agreement. To date, MHR has not demanded payment under the MHR Convertible Notes or exercised its rights under the Security Agreement as a result of the default, and has indicated that it is prepared to continue discussions with the Company regarding proposals relating to the default while reserving all of its rights under the terms of the MHR Convertible Notes and Security Agreement. There can be no assurances as to the outcome of such discussions.

As of September 27, 2012, the Company is also in default under the terms of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR on June 8, 2010 (the “2010 MHR Notes”). The 2010 MHR Notes were originally due and payable on June 8, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The default is the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms of the 2010 MHR Notes. As with the MHR Convertible Notes discussed above, MHR has not demanded payment under the 2010 MHR Notes, and has indicated to the Company that it is prepared to continue discussions with the Company regarding proposals relating to the 2010 MHR Notes and the Company’s default thereunder while reserving all of its rights under the 2010 MHR Notes. There can be no assurances as to the outcome of such discussions.

As more specifically described in Note 9 to these Financial Statements, on October 17, 2012, the Company issued a promissory note (the “Bridge Note”) to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (collectively, the “Bridge Lender”) in the principal amount of $1,400,000 to be advanced by the Bridge Lender to the Company pursuant to the terms thereof (the “Bridge Loan”). That amount is sufficient to support operations through approximately December 15, 2012. The Bridge Note is secured by a first priority lien on substantially all of our assets, is payable on demand no earlier than January 17, 2013, and may be accelerated upon the occurrence of certain events described therein.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. Further, we do not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. As described above, the funds provided by MHR pursuant to the Bridge Loan are sufficient to support the Company’s operations through December 15, 2012. Our failure to raise capital prior to December 15, 2012 will adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. These conditions continue to raise substantial doubt about our ability to continue as a going concern. The audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2011, 2010 and 2009 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to December 15, 2012, or if MHR demands payment under the terms of the MHR Convertible Notes or the 2010 MHR Notes, or exercises its rights under the Security Agreement, the Company could be forced to cease operations. The Company is pursuing several courses of action to address its deficiency in capital resources including discussions with MHR, commercialization of B12, leveraging existing partnerships, and capital markets financings.

Even if we are successful in raising additional capital to meet our obligations under the MHR Convertible Notes and otherwise continue operations, our business will still require substantial additional investment that we have not yet secured. For further discussion, see Part II, Item 1A “Risk Factors”.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements. There were no changes in significant contractual obligations during the three and nine months ended September 30, 2012.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2012 for detailed explanations of its critical accounting estimates, which have not changed significantly during the nine-month period ended September 30, 2012.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 14 to the Condensed Financial Statements contained in Part I, Item 1 of this Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (TO BE UPDATED)

Fair Value of Warrants and Derivative Liabilities. As further described in Note 10 to our Condensed Financial Statements set forth in Part I, Item 1 of this Report, at September 30, 2012, the estimated fair value of derivative instruments was $4.5 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the Company computes the fair value of these instruments using multiple Black-Scholes model calculations to account for the various circumstances that could arise in connection with the contractual terms of said instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model input to calculate the value of the derivative at the reporting date. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives
(in thousands)
25% increase in stock price	$900
50% increase in stock price	1,818
5% increase in assumed volatility	94
25% decrease in stock price	(874)
50% decrease in stock price	(1,710)
5% decrease in assumed volatility	(99)

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including its Chief Executive Officer and its Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine month period ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K, filed with the SEC on March 21, 2012, including:

Financial Risks

•

We have limited capital resources and as of September 27, 2012 we are in default on our obligations to MHR pursuant to the MHR Convertible Notes as a result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms of the MHR Convertible Notes. Pursuant to our Security Agreement with MHR, the MHR Convertible Notes are secured by a first priority lien on substantially all of our assets. To date, MHR has not exercised its rights under the Security Agreement, but it has reserved all of such rights and may elect to foreclose on our assets at any time. If MHR were to foreclose on our assets pursuant to the terms of the Security Agreement, we would be forced to cease operations.

•

As of September 27, 2012, the Company is also in default of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR on June 8, 2010. To date, MHR has not demanded payment under these notes. If MHR exercises its rights under these notes, we may be forced to cease operations.

•

We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by December 15, 2012, we may be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2011 contained a going concern explanatory paragraph.

•

We may not be able to meet the covenants detailed in the Bridge Note, which could result in an increase in the interest rate on the Bridge Note and/or accelerated maturity of the Bridge Note, which we would not be able to satisfy. The Bridge Note is secured by substantially all of our assets pursuant to our Security Agreement with MHR. In the event that we are unable to meet our obligations under the terms of the Bridge Note, MHR may elect to foreclose on such assets, in which event we would be required to cease operations.

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

Risks Related to our Industry

•

Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost. More specifically, the regulatory approval process for nonprescription product candidates will likely vary by the nature of the therapeutic molecule being delivered. In particular, the European Medical Agency announced in January 2011 that its committee for Medicinal Products for Human Use has begun to review available data relevant to the potential for increased risk of prostate cancer progression and other types of malignancies in patients taking calcitonin-containing medicines for the prevention of acute bone loss. The announcement indicated that the decision to review followed tow clinical trials which suggested an increased frequency of malignancies. The European Medical Agency indicated it intended to assess the data obtained in the balance of risks and benefits of calcitonin-containing medicines. On July 20, 2012, the European Medicines Agency’s Committee for Medicinal Products for Human Use issued a press release in which it recommended that calcitonin-containing medicines should only be used for short-term treatment, because of evidence that long-term use of these medicines is associated with an increased risk of cancer.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

3.2	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated June 4, 2012 (filed as Exhibit 3.2 to the to the Current Report on Form 8-K filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

3.4	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999 and incorporated herein by reference (SEC File No. 000-17758)) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference (SEC File No. 000-17758)).

3.5	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference (SEC File No. 000-17758)).

10.1	Employment Agreement, dated September 13, 2012, between Alan L. Rubino and the Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

10.2	Incentive Stock Option Agreement, dated September 13, 2012, between Alan L. Rubino and the Company (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 17, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

10.3	Senior Secured Promissory Note of Emisphere Technologies, Inc., dated October 17, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2012 and incorporated herein by reference (SEC File No. 000-17758))

10.4	Amendment to Pledge and Security Agreement, by and among Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated October 17, 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 19, 2012 and incorporated herein by reference (SEC File No. 000-17758))

31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS*	XBRL Instance Document (submitted electronically herewith).

101. SCH*	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

*	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: November 13, 2012	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012

Emisphere Technologies, Inc.

/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

3.2	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated June 4, 2012 (filed as Exhibit 3.2 to the to the Current Report on Form 8-K filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

3.4	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999 and incorporated herein by reference (SEC File No. 000-17758)) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference (SEC File No. 000-17758)).

3.5	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference (SEC File No. 000-17758)).

10.1	Employment Agreement, dated September 13, 2012, between Alan L. Rubino and the Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

10.2	Incentive Stock Option Agreement, dated September 13, 2012, between Alan L. Rubino and the Company (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 17, 2012 and incorporated herein by reference (SEC File No. 000-17758)).

10.3	Senior Secured Promissory Note of Emisphere Technologies, Inc., dated October 17, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2012 and incorporated herein by reference (SEC File No. 000-17758))

10.4	Amendment to Pledge and Security Agreement, by and among Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated October 17, 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 19, 2012 and incorporated herein by reference (SEC File No. 000-17758))

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS*	XBRL Instance Document (submitted electronically herewith).

101. SCH*	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

*	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.