Form 10-K
period 2012-12-31
EMISPHERE TECHNOLOGIES INC
filed 2013-03-28
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17758

EMISPHERE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3306985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4 Becker Farm Road, Suite 103 Roseland, NJ	07068
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

As of June 30, 2012 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant (i.e. excluding shares held by executive officers, directors, and control persons) was $5,910,598 computed at the closing price on that date.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of March 1, 2013 was 60,687,478.

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

Results from two clinical studies published by F Hoffmann-La Roche Ltd illustrate important safety characteristics of Emisphere’s Eligen® Technology. These studies were performed with novel oral ibandronate formulations using Emisphere’s SNAC carrier, an Eligen® Technology compound. The first study (J Drug Del Technol 2011; 21: 521-5) showed that SNAC needs to be co-formulated with ibandronate and not simply co-dosed in order to increase ibandronate bioavailability. The second study (Arnzelmittelforschung 2011; 61:707-13) demonstrated that co-dosing of a SNAC/ibandronate formulation with metformin, a drug widely used in Type 2 Diabetes patients, did not influence the absorption of metformin. Together, these studies support the hypothesis that Eligen® Technology facilitates oral absorption only when co-formulated with the intended active ingredient, and that co-dosing with other ingredients should not result in accidental or incidental absorption of unintended ingredients.

Another important safety characteristic of the Eligen® Technology was recently demonstrated by the results of three clinical safety studies conducted by Novartis International AG with the former osteoporosis and osteoarthritis treatment candidate SMC021. SMC021 used Emisphere’s permeation enhancer 5-CNAC, an Eligen® Technology compound, in combination with salmon calcitonin (“SCT”). These studies addressed the potential for SMC021 drug interaction with several widely used drugs and found, in each case, no evidence to indicate a safety concern for drug interaction. Scientific posters describing the results of these clinical studies were presented at the annual meeting of the American Society of Clinical Pharmacology and Therapeutics on March 17 2012. The first study (The effect of esomeprazole on the pharmacokinetics and pharmacodynamics of SMC021 in healthy volunteers. Choi L et al.) concluded that pre-treatment with the proton pump inhibitor, esomeprazole, decreased SCT exposure by approximately 30%, without impacting the pharmacodynamic response to SCT. The second study (Pharmacokinetic interaction assessment between SMC021 and ibuprofen and between SMC021 and acetaminophen. Choi L et al.) concluded that ibuprofen and acetaminophen did not significantly alter the pharmacokinetics of SMC021 when used jointly with either of these analgesics. The third study (Pharmacokinetic interaction assessment between SMC021 and rosiglitazone. Choi L et al.) concluded that SMC021 did not inhibit the drug metabolizing enzyme CYP2C8 when SMC021 and rosiglitazone, a type II diabetes drug metabolized by CYP2C8, were administered together at expected clinical doses. Together, these studies support the hypothesis that Eligen® Technology does not pose a safety risk for drug interaction.

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

Implementing the Eligen® Technology is quite simple. It requires co-mixing a drug or nutritional supplement and an Eligen® carrier to produce an effective formulation. The carrier does not alter the chemical properties of the drug nor its biological activity. Some therapeutic molecules are better suited for use with the

Eligen® Technology than others. Drugs or nutritional supplements whose bioavailability is limited by poor membrane permeability or chemical or biological degradation, and which have a moderate-to-wide therapeutic index, appear to be the best candidates. Drugs with a narrow therapeutic window or high molecular weight may not be favorable with the technology.

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

Emisphere Today

Since our inception in 1986, substantial efforts and resources have been devoted to understanding the Eligen® Technology and establishing a product development pipeline that incorporated this technology with selected molecules. Our core business strategy had been to develop oral forms of drugs or nutrients that are not currently available or have poor bioavailability in oral form, by applying the Eligen® Technology to those drugs or nutrients, and to commercialize the Company’s Oral Eligen® B12 Product. During September 2012, the Company took two important steps to improve its strategic position: it hired Mr. Alan L. Rubino as President and Chief Executive Officer, and appointed Mr. Timothy G. Rothwell as Chairman of the Board of Directors. Mr. Rubino and Mr. Rothwell are seasoned industry executives with major and emerging pharmaceutical company experiences who form the core of a new leadership team that will implement the Company’s strategic goals. After evaluating the Company’s operations and strategy, the leadership team determined the Company should refocus its corporate strategy to reemphasize the commercialization of Oral Eligen® B12, build new high-value partnerships, evaluate new prescription Medical Foods commercial opportunities, reprioritize the product pipeline, and promote new uses for the Eligen® Technology. In furtherance of this new strategic direction, spending was redirected and aggressive cost control initiatives were implemented. To accelerate the commercialization of B12 and evaluate new prescription Medical Foods opportunities and other prescription products under development, the Company hired Mr. Carl V. Sailer to head its commercial efforts. Mr. Sailer has extensive experience in pharmaceuticals products marketing and supply chain management. He has a proven track record of launching new and enhancing financial performance of existing pharmaceutical products by implementing progressive marketing and distribution commercial models. These actions support the Company’s decision to reposition Emisphere into a viable commercial-stage entity, anchored by the Eligen® Oral B12 product. As it transitions to this strategy, the Company remains dedicated to further realizing the full potential and commercial value of its platform Eligen® Technology. To that end, our new Chairman and Chief Executive Officer have sought to expand opportunities with existing partners and will continue to work to expand and explore new efforts to attract new delivery system, product development, and licensing partnerships. Furthermore, the Company engaged the consulting services of Dr. Carlos de Lecea, M.D., Ph.D., to expand its business development efforts globally. Dr. de Lecea has over 20 years experience in business development including in and out licensing pharmaceuticals products and delivery technologies in global markets. Dr. de Lecea will also work with Mr. Rubino to expand the application of the Eligen® Technology by taking advantage of its suitability to facilitate oral absorption of emerging peptides and biologics products that are typically only available as injectibles or are currently under development. We believe that these products represent tremendous promise for realizing improvements in healthcare and growth in the industry, and that the Eligen® Technology is well suited to deliver many of these molecules safely and efficiently.

As a result of our recent steps to refocus and prioritize our commercial opportunities, and promising trends in the industry that should provide new growth opportunities, we believe that Emisphere’s new business strategy will present opportunities for growth and value creation for the Company and its shareholders. We recognize, however, that further development, exploration and commercialization of our technology entails substantial risk and requires significant operational expenses. We continue to refocus our efforts on strategic development initiatives to reduce non-strategic spending aggressively, and seek to obtain the funding necessary to implement our new corporate strategy. There can be no assurances, however, that the Company will be able to secure adequate funding to meet its current obligations and successfully pursue its strategic direction. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see part I, Item 1A “Risk Factors.”

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company is in default under the terms of the MHR Convertible Notes (described in Note 8 to the Financial Statements included in Item 8 of this Report) issued to MHR Fund Management LLC (together with its affiliates, “MHR”). The default is the result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms of the MHR Convertible Notes. Pursuant to that certain Pledge and Security Agreement, dated as of September 26, 2005, between the Company and MHR (as amended to date, the “Security Agreement”), the MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets. On October 4, 2012, the Company received notice from MHR that, as a result of the payment default described above, the default interest rate of 13% per annum will apply with respect to the MHR Convertible Notes, effective as of September 27, 2012.

The Company continues to be in default under the terms of the MHR Convertible Notes and, as a result of such default, MHR has the ability at any time to foreclose on substantially all of the Company’s assets under the terms of the Security Agreement. To date, MHR has not demanded payment under the MHR Convertible Notes or exercised its rights under the Security Agreement as a result of the default, and has continued discussions with the Company regarding proposals relating to the default while reserving all of its rights under the terms of the MHR Convertible Notes and Security Agreement. There can be no assurances as to the outcome of such discussions.

As of September 27, 2012, the Company is also in default under the terms of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR on June 8, 2010 (the “2010 MHR Notes”). The 2010 MHR Notes were originally due and payable on June 8, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The default is the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms of the 2010 MHR Notes. As with the MHR Convertible Notes discussed above, MHR has not demanded payment under the 2010 MHR Notes, and has continued discussions with the Company regarding proposals relating to the 2010 MHR Notes and the Company’s default thereunder while reserving all of its rights under the 2010 MHR Notes. There can be no assurances as to the outcome of such discussions.

As more specifically described in Note 8 to the Financial Statements included in Item 8 of this Report, on October 17, 2012, the Company issued a promissory note (the “Bridge Note”) to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (collectively, the “Bridge Lender”) in the principal amount of $1,400,000 to be advanced by the Bridge Lender to the Company pursuant to the terms thereof (the “Bridge Loan”). That amount was sufficient to support operations of the Company through approximately December 15, 2012. The Bridge Note is secured by a first priority lien on substantially all of our assets. The Bridge Note is payable on demand. As with the MHR Convertible Notes discussed above, MHR has not demanded payment under the Bridge Note, and has continued discussions with the Company regarding proposals relating to the repayment of the Bridge Note. There can be no assurances as to the outcome of such discussions.

As of December 31, 2012, the aggregate book value of MHR Convertible Notes, the 2010 MHR Notes, and the Bridge Note including outstanding principal and interest was $33.6 million.

In December 2012, the Company received approximately $1.5 million by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources will enable us to continue operations through approximately April 15, 2013, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.

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

While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to April 15, 2013, or if MHR demands payment under the terms of the MHR Convertible Notes, the 2010 MHR Notes or the Bridge Note, or exercises its rights under the Security Agreement, the Company could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2012, 2011 and 2010 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. The Company is pursuing several courses of action to address its deficiency in capital resources including discussions with MHR, commercialization of B12, leveraging existing partnerships, and capital markets financings.

Overall Product Pipeline

Emisphere’s product pipeline includes prescription drugs and medical food product candidates in varying stages of development. We have one prescription product in Phase I and a number of pre-clinical (research stage) projects. Some of the pre-clinical projects are partnered, while others are being pursued internally. We continue to assess therapeutic molecules for their potential compatibility with our technology and market need. Our intent is to continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen® Technology. Depending on the molecule, market potential and interest, we intend to pursue potential product development opportunities through development alliances or internal development.

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

Phase I Programs

Emisphere has one product in Phase I and a number of pre-clinical (research stage) projects. Some of the pre-clinical projects are partnered and others were initiated by the Company.

For the treatment of diabetes, research using the Eligen® Technology and GLP-1 (Glucagon-Like Peptide-1), a potential treatment for Type 2 diabetes, is being conducted by Novo Nordisk. GLP-1 is a natural hormone involved in controlling blood sugar levels. It stimulates the release of insulin only when blood sugar levels become too high. GLP-1 secretion is often impaired in people with Type 2 diabetes. Emisphere had previously conducted extensive tests on native insulin and native GLP-1which demonstrated that both macromolecules can be effectively delivered using the Eligen® Technology. With the progress that has been made in the development of second generation proteins, we concluded that a more productive pathway is to move forward with GLP-1 analogs, an oral form of which might be used to treat Type 2 diabetes and related conditions. Our research indicated that the development of oral formulations of Novo Nordisk proprietary GLP-1 receptor agonists may represent an opportunity for Emisphere. Consequently, on June 21, 2008 we entered into an exclusive Development and License Agreement with Novo Nordisk focused on the development of oral formulations of Novo Nordisk’s proprietary GLP-1 receptor agonists (the “GLP-1 License Agreement”). Under the GLP-1 License Agreement, Emisphere could receive more than $87 million in contingent product development and sales milestone payments including a $10 million non-refundable license fee which was received during June 2008. Emisphere would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under the GLP-1 License Agreement. Under the terms of the agreement, Novo Nordisk is responsible for the development and commercialization of the products. Initially, Novo Nordisk is focusing on the development of oral formulations of its proprietary GLP-1 receptor agonists.

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

In its annual report for 2012, Novo Nordisk reported that it is continuing to explore oral formulations in Phase 1 studies.

Preclinical Programs

Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Some of these pre-clinical projects are partnered and others were initiated and by being pursued internally by the Company. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products as we continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen® Technology. Our preclinical programs focus on the development of oral formulations of potentially new treatments for diabetes and products in the areas of cardiovascular, appetite suppression and pain and on the development and potential expansion of nutritional supplement products.

Business Financing

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of December 31, 2012, our accumulated deficit was approximately $467.8 million. Our loss from operations was $6.8 million, $8.1 million and $11.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our net loss was $1.9 million for the year ended December 31, 2012, and our net income was $15.1 million for the year ended December 31, 2011 and our net loss was $56.9 million for the year ended December 31, 2010. Our net cash outlays from operations and capital expenditures were $3.0 million, $9.7 million and $4.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash outlays include receipts of deferred revenue of $0.02 million, $0.06 million, and $7.1 million for 2012, 2011, and 2010, respectively. Our stockholders’ deficit was $66.1 million and $64.5 million as of December 31, 2012 and 2011, respectively.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As described above, as of September 27, 2012, the Company is in default under the terms of the MHR Convertible Notes (described in Note 8 to the Financial Statements included in Item 8 of this report) issued to MHR. The default is the result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms of the MHR Convertible Notes. Pursuant to the Security Agreement, the MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets. On October 4, 2012, the Company received notice from MHR that, as a result of the payment default described above, the default interest rate of 13% per annum will apply with respect to the MHR Convertible Notes, effective as of September 27, 2012.

The Company continues to be in default under the terms of the MHR Convertible Notes and, as a result of such default, MHR has the ability at any time to foreclose on substantially all of the Company’s assets under the terms of the Security Agreement. To date, MHR has not demanded payment under the MHR Convertible Notes or exercised its rights under the Security Agreement as a result of the default, and has continued discussions with the Company regarding proposals relating to the default while reserving all of its rights under the terms of the MHR Convertible Notes and Security Agreement. There can be no assurances as to the outcome of such discussions.

As of September 27, 2012, the Company is also in default under the terms of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR on June 8, 2010 (the “2010 MHR Notes”). The 2010 MHR Notes were originally due and payable on June 8, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The default is the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms of the 2010 MHR Notes. As with the MHR Convertible Notes discussed above, MHR has not demanded payment under the 2010 MHR Notes, and has continued discussions with the Company regarding proposals relating to the 2010 MHR Notes and the Company’s default thereunder while reserving all of its rights under the 2010 MHR Notes. There can be no assurances as to the outcome of such discussions.

As more specifically described above and in Note 8 to the Financial Statements included in Item 8 of this report, on October 17, 2012, the Company issued the Bridge Note to the Bridge Lender in the principal amount of $1,400,000, which Note evidenced the Bridge Loan. That amount was sufficient to support operations through approximately December 15, 2012. The Bridge Note is secured by a first priority lien on substantially all of our assets and is payable on demand.

As of December 31, 2012, the aggregate book value of MHR Convertible Notes, the 2010 MHR Notes, and the Bridge Note including outstanding principal and interest was $33.6 million.

In December 2012, the Company received $1.5 million by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources will enable us to continue operations through approximately April 15, 2013, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.

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

While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to April 15, 2013, or if MHR demands payment under the terms of the MHR Convertible Notes, the 2010 MHR Notes or the Bridge Note, or exercises its rights under the Security Agreement, the Company could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2012, 2011 and 2010 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. The Company is pursuing several courses of action to address its deficiency in capital resources including discussions with MHR, commercialization of B12, leveraging existing partnerships, and capital markets financings.

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

Novo Nordisk A/S

GLP-1 Receptor Agonists Agreement

During June 2008, we entered into the GLP-1 License Agreement with Novo Nordisk, pursuant to which Novo Nordisk will develop and commercialize oral formulations of its proprietary GLP-1 receptor agonists in combination with Emisphere carriers. Under the GLP-1 License Agreement, Emisphere could receive more than $87 million in contingent product development and sales milestone payments, including a $10 million non-refundable license fee which was received in June 2008. Emisphere would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under such Agreement. Under the GLP-1 License Agreement, Novo Nordisk is responsible for the development and commercialization of the products. See “Phase I Program” above for a description of the Phase I activity conducted in connection with the GLP-1 License Agreement, and certain payments made to Emisphere as a result threof.

In its annual report for 2012, Novo Nordisk reported that it is continuing to explore oral formulations in phase 1 studies.

Insulins License Agreement

During December 2010, the Company entered into an agreement with Novo Nordisk to develop and commercialize oral formulations of Novo Nordisk’s insulins using Emisphere’s Eligen® Technology (the “Insulins License Agreement”). The Insulins License Agreement includes $57.5 million in potential product development and sales milestone payments to Emisphere, of which $5 million was paid upon signing, as well as royalties on sales.

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

On December 14, 2011, the Company announced that Novartis had informed the Company that it will not pursue further clinical development of the investigational drug SMC021 (oral calcitonin) as a treatment option in osteoarthritis and for post-menopausal osteoporosis and that it will not seek regulatory submission for SMC021 in either indication. Novartis advised the Company that its decision to stop the clinical program of SMC021 in both indications was based on analysis and evaluation of data from three Phase III clinical trials (two in osteoarthritis and one in osteoporosis) conducted by Nordic Bioscience showed that SMC021 failed to meet key efficacy endpoints in all three trials, despite displaying a favorable safety profile.

The potential aggregate milestones payable to the Company under the Salmon Calcitonin Program originally involved in excess of $14 million. To date, we have received approximately $12.4 million in payments from Novartis under the Salmon Calcitonin Program and in light of Novartis’ decision not to pursue further clinical development or regulatory approval, we do not anticipate further payments. Under the terms of the Salmon Calcitonin Option Agreement and Salmon Calcitonin License Agreement, we were entitled to receive future royalties based on sales, in the event that an sCT product would be ultimately commercialized by Novartis. In light of Novartis’ decision, we do not anticipate receiving any royalties in the future.

Although Novartis has not informed Emisphere of its intention to terminate the Salmon Calcitonin Option Agreement and the Salmon Calcitonin License Agreement, in the likely event that Novartis determines to terminate these agreements, we will reacquire the rights to our technology licensed to Novartis thereunder.

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

To date, we have received $6 million in non-refundable payments from Novartis under the Oral HGH Program, including the $5 million milestone payment received in 2006. Under the Oral HGH Agreement, Emisphere might have received up to $28 million in additional development milestones that might have become payable to the Company under the Oral HGH Program. Furthermore, Emisphere would have been entitled to receive future royalties based on sales, in the event that an oral rhGH product had been ultimately commercialized by Novartis. However, in light of Novartis’ decision to terminate the Oral HGH Agreement, we do not anticipate further payments in connection with the achievement of future sales royalties or sales or development milestones. In connection with Novartis’ termination of the Oral HGH Agreement, Emisphere reacquired the rights to our technology licensed to Novartis thereunder.

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

The following table summarizes research and development spending to date by project category:

	Year Ended December 31,			Cumulative Spending 2012(1)
	2012	2011	2010
	(In thousands)
Research(2)	$81	$90	$50	$52,139
Feasibility projects
Self-funded	679	467	1,642	13,832
Partnered	17	39	34	4,314
Development projects
Oral heparin (self-funded)	1	117	37	99,592
Oral insulin (self-funded)	4	1	—	21,292
Partnered	—	—	—	12,157
Other(3)	1,085	1,237	732	107,009

Total all projects	$1,867	$1,951	$2,495	$310,335

(1)	Cumulative spending from August 1, 1995 through December 31, 2012.

(2)	Research is classified as resources expended to expand the ability to create new carriers, to ascertain the mechanisms of action of carriers, and to establish computer based modeling capabilities, prototype formulations, animal models, and in vitro testing capabilities.

(3)	Other includes indirect costs such as rent, utilities, training, standard supplies and management salaries and benefits.

Patents and Other Forms of Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing the proprietary rights of others (please refer to Part I, Item 1A “Risk Factors” for further discussion of how our business will suffer if we cannot adequately protect our patent and proprietary rights”). We seek patent protection on various aspects of our proprietary chemical and pharmaceutical delivery technologies, including the delivery agent compounds and the structures which encompass Emisphere’s delivery agents, their method of preparation, the combination of our compounds with a pharmaceutical, and use of our compounds with therapeutic molecules to treat various disease states. We have patents and patent applications in the U.S. and certain foreign countries. As of March 1, 2013, Emisphere had been granted more than 110 U.S. patents and more than 200 foreign patents. Emisphere also has more than 50 pending U.S. patent applications as well as more than 200 counterpart applications pending in foreign countries.

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

Manufacturing

The primary raw materials used in making the delivery agents for our product candidates are readily available in large quantities from multiple sources. In the past we manufactured delivery agents internally using our own facilities on a small scale for research purposes and for early stage clinical supplies. We believe that our manufacturing capabilities complied with the FDA’s current Good Manufacturing Practice (“GMP”).

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

Employees

As of December 31, 2012, we had 12 employees, 6 of whom are engaged in scientific research and technical functions and 6 of whom are performing accounting, information technology, engineering, facilities maintenance, legal and regulatory and administrative functions. Of the 6 scientific employees, 3 hold Ph.D. and/or D.V.M. degrees. We believe our relations with our employees are good.

Available Information

Emisphere files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, (the “SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Emisphere, that file electronically with the SEC. The public can obtain any documents that Emisphere files with the SEC at www.sec.gov.

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

Risks Related to the Company

We have limited capital resources and we are in default on our obligations to MHR.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources will enable us to continue operations through approximately April 15, 2013, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. Further, we have significant commitments and obligations. As of September 27, 2012, the Company is in default under the terms of the MHR Convertible Notes (described in Note 8 to the Financial Statements included in Item 8 of this report) issued to MHR Fund Management LLC (together with its affiliates, “MHR”). The default is the result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms of the MHR Convertible Notes. Pursuant to that certain Pledge and Security Agreement, dated as of September 26, 2005, between the Company and MHR (as amended to date, the “Security Agreement”), the MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets. On October 4, 2012, the Company received notice from MHR that, as a result of the payment default described above, the default interest rate of 13% per annum will apply with respect to the MHR Convertible Notes, effective as of September 27, 2012.

The Company continues to be in default under the terms of the MHR Convertible Notes and, as a result of such default, MHR has the ability at any time to foreclose on substantially all of the Company’s assets under the terms of the Security Agreement. To date, MHR has not demanded payment under the MHR Convertible Notes or exercised its rights under the Security Agreement as a result of the default, and has continued discussions with the Company regarding proposals relating to the default while reserving all of its rights under the terms of the MHR Convertible Notes and Security Agreement. There can be no assurances as to the outcome of these discussions.

As of September 27, 2012, the Company is also in default under the terms of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR on June 8, 2010 (the “2010 MHR Notes”). The 2010 MHR Notes were originally due and payable on June 8, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The default is the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms of the 2010 MHR Notes. As with the MHR Convertible Notes discussed above, MHR has not demanded payment under the 2010

MHR Notes, and has continued discussions with the Company regarding proposals relating to the 2010 MHR Notes and the Company’s default thereunder while reserving all of its rights under the 2010 MHR Notes. There can be no assurances as to the outcome of such discussions.

If MHR demands payment under the MHR Convertible Notes, the 2010 MHR Notes, or the Bridge Note described in Note 8 to the Financial Statements included in Item 8 to this Report, we will not have sufficient resources to make the required payments. In addition, our default under the 2010 MHR Convertible Notes and the 2010 MHR Notes enables MHR to foreclose on all or substantially all of our assets.

We do not have sufficient resources to meet our obligations under the MHR Convertible Notes, the 2010 MHR Notes, or the Bridge Note described in Note 8 to the Financial Statements included in Item 8 to this Report, or to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to April 15, 2013, or if MHR demands payment under the terms of the MHR Convertible Notes, the 2010 MHR Notes or the Bridge Note, or exercises its rights under the Security Agreement, the Company could be forced to cease operations. Any of the foregoing events would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2012, 2011 and 2010 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and we may never achieve profitability.

As of December 31, 2012, we had approximately $1.5 million in cash and cash equivalents, approximately $34.7 million in working capital deficiency, a stockholders’ deficit of approximately $66.1 million and an accumulated deficit of approximately $467.8 million. Our operating loss for the twelve months ended December 31, 2012 was approximately $6.8 million. Since our inception in 1986, we have generated significant losses from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern.

We anticipate that our existing capital resources will enable us to continue operations through approximately April 15, 2013, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. While our plan is to raise capital and/or to pursue product partnering opportunities to address our capital deficiencies, we cannot be sure how much we will need to spend in order to develop, market, and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing or to secure funds from new or existing partners. We cannot assure you that financing will be available when needed, or on favorable terms or at all. The current economic environment combined with a number of other factors pose additional challenges to the Company in securing adequate financing under acceptable terms. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

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

A key part of our strategy is to form collaborations with pharmaceutical companies that will assist us in developing, testing, obtaining government approval for and commercializing oral forms of therapeutic macromolecules using the Eligen® Technology. We currently have collaborative agreements for candidates in clinical development with Novartis and Novo Nordisk, although Novartis has indicated that it has ceased work on all of the programs it had entered into with us.

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

Novo Nordisk controls the clinical development of oral GLP-1 analogs. Novartis and Novo Nordisk control the decision-making for the design and timing of their clinical studies.

Moreover, the agreements with Novartis and Novo Nordisk provide that they may terminate their programs at will for any reason and without any financial penalty or requirement to fund any further clinical studies. Novartis has discontinued all active clinical programs with us, and it is likely that it will terminate all remaining collaboration and license agreements with us in connection with those programs. We cannot make any assurance that Novartis or Novo Nordisk will continue to advance the clinical development of the drug candidates subject to collaboration.

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

Our Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the rights, preferences and privileges of those shares without any further vote or action by our stockholders. Of these 2,000,000 shares, the Board of Directors has the authority to designate that number of shares of Series A Junior Participating Cumulative Preferred Stock (“A Preferred Stock”) as is required under our stockholders rights plan described below. Those shares of preferred stock not designated as A Preferred Stock remain available for future issuance. Rights of holders of common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future.

We also have a stockholders rights plan, commonly referred to as a “poison pill,” in which A Preferred Stock purchase rights (the “Rights”) have been granted at the rate of one one-hundredth of a share of A Preferred Stock at an exercise price of $80 for each share of our common stock. The Rights are not exercisable or transferable apart from the common stock, until the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of our outstanding common stock or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person, or group, of 20% or more of our outstanding common stock. If we enter into consolidation, merger, or other business combination, as defined in the stockholders rights plan, each Right would entitle the holder upon exercise to receive, in lieu of shares of A Preferred Stock, a number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined in the stockholders rights plan. By potentially diluting the ownership of the acquiring company, our rights plan may dissuade prospective acquirers of our company. MHR is specifically excluded from the provisions of the plan.

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

As of December 31, 2012, our 52-week high and low closing market price for our common stock was $0.43 and $0.05, respectively.

Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

Sales of a substantial number of shares of common stock or warrants, or the perception that sales could occur, could adversely affect the market price of our common stock. Additionally, as of December 31, 2012, there were outstanding options to purchase up to 1,111,606 shares of our common stock that are currently exercisable, and additional outstanding options to purchase up to 3,496,447 shares of common stock that are exercisable over the next several years. As of December 31, 2012, the MHR Convertible Notes were convertible into 8,353,518 shares of our common stock. As of December 31, 2012, there were outstanding warrants to purchase 17,443,728 shares of our stock. The holders of these options have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other shareholders. The existence of these options may adversely affect the terms on which we may be able to obtain additional financing. The weighted average exercise price of issued and outstanding options is $1.07 and the weighted average exercise price of warrants is $1.16, which compares to the $0.16 market price at closing on December 31, 2012. Additionally, there may be additional shares available on the market if we are required to file additional re-sale registration statements on Form S-1, including if MHR exercises its registration rights under its Registration Rights Agreement with the Company dated September 26, 2005.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We leased approximately 15,000 square feet of office space at 240 Cedar Knolls Road, Suite 200, Cedar Knolls, New Jersey for use as our corporate office. The lease for our corporate office expired on January 31, 2013.

In November 2012, we entered into a sub-lease agreement with New American Therapeutics, Inc. to lease approximately 4,100 square feet of office space at 4 Becker Farm Road, Suite 103, Roseland, New Jersey for use as our corporate office beginning February 1, 2013. The sub lease for this corporate office is set to expire on June 30, 2014.

In December 2012, we entered into a lease agreement with 4 Becker SPE LLC to initially lease approximately 2,000 square feet adjacent to the sub-lease office space beginning in December 2012. Upon expiration of the above referenced sub-lease on June 30, 2014, that approximately 4,100 square feet will become “additional premises” included in this lease agreement. This lease for our corporate office is set to expire on June 30, 2017.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s securities began trading on the OTCQB, an electronic quotation service maintained by the Financial Industry Regulatory Authority, effective with the open of business on Tuesday, June 9, 2009. The Company’s trading symbol has remained EMIS, however, it is our understanding that, for certain stock quote publication websites, investors may be required to key EMIS.QB to obtain quotes.

The following table sets forth the range of high and low intra-day sale prices as reported by the OTCQB, electronic quotation service for each period indicated:

	High	Low
2011
First quarter	2.48	1.23
Second quarter	1.80	0.85
Third quarter	1.99	0.75
Fourth quarter	1.99	0.14
2012
First quarter	0.44	0.17
Second quarter	0.39	0.16
Third quarter	0.38	0.05
Fourth quarter	0.28	0.14
2013
First quarter (through March 1, 2013)	0.18	0.13

As of March 1, 2013 there were 213 stockholders of record, including record owners holding shares on behalf of an indeterminate number of beneficial owners, and 60,687,478 shares of common stock outstanding. The closing price of our common stock on March 1, 2013 was $0.16.

We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan, (collectively the “Plans”), the Stock Incentive Plan for Outside Directors, and the Directors Deferred Compensation Plan:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
The Plans	4,103,410	$1.02	339,718
Stock Incentive Plan for Outside Directors	42,000	5.93	—
Equity Compensation Plans not approved by Security Holders(1)	5,000	4.12	—

Total	4,150,410	$1.07	339,718

(1)	Our Board of Directors has granted options which are currently outstanding for a former consultant. The Board of Directors determines the number and terms of each grant (option exercise price, vesting and expiration date). This grant was made on July 14, 2003.

Comparative Stock Performance Graph

The graph below compares the cumulative total stockholder return through December 31, 2012 on Emisphere’s common stock with the cumulative total stockholder return of the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index, the RDG MicroCap Pharmaceutical Index, the Dow Jones U.S. Pharmaceuticals Total Stock Market Index, and SIC Code: 2834 — Pharmaceutical Preparations, assuming an investment of $100 on December 31, 2006 in the Company’s common stock, and in the stocks comprising each index (with all dividends reinvested).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by our independent registered public accounting firm. We recognize expense for our share-based compensation in accordance with FASB ASC 718, “Compensation-Stock Compensation,” which requires that the costs resulting from all stock based payment transactions be recognized in the financial statements at their fair values. Results from prior periods have not been restated.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Revenue	$—	$—	$100	$92	$251
Cost of goods sold	—	—	22	15	—
Costs and expenses
Research and development expenses	1,867	1,951	2,495	4,046	12,785
General and administrative expenses	4,935	5,310	7,963	10,068	9,176
Other costs and expenses	19	277	835	(422)	779
Impairment of intangible asset	—	598	—	—	—
Restructuring charge	—	—	50	(356)	3,831
(Income) expense from lawsuit, net	—	—	278	1,293	—

Total costs and expenses	6,821	8,136	11,621	14,629	26,571

Operating loss	(6,821)	(8,136)	(11,543)	(14,552)	(26,320)
Sale of patent	—	—	500	500	1,500
Other Income	45	—	—	—	—
Research and development tax credit	—	137	252	—	—
Change in fair value of derivative instruments	8,110	28,696	(23,651)	(2,473)	2,220
Interest expense	(6,236)	(5,646)	(3,595)	(659)	(2,956)
Loss on extinguishment of debt	—	—	(17,014)	—	—
Financing fees	—	—	(1,858)	—	—
Income (loss) before income tax benefit	(4,902)	15,051	(56,909)	(16,821)	(24,388)
Income tax benefit	2,974	—	—	—	—
Net income (loss)	(1,928)	15,051	(56,909)	(16,821)	(24,388)
Net income (loss) per share — basic	(0.03)	0.27	(1.23)	(0.49)	(0.80)
Net income (loss) per share — diluted	(0.03)	0.25	(1.23)	(0.49)	(0.80)

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investments	$1,484	$3,069	$5,326	$3,566	$7,469
Working capital (deficit)	(34,745)	(33,221)	(20,568)	(20,441)	(7,954)
Total assets	2,176	4,221	7,276	5,587	10,176
Derivative instruments	2,089	10,199	34,106	10,780	267
Long-term liabilities and deferrals	31,614	31,597	51,966	11,669	31,531
Accumulated deficit	(467,820)	(465,892)	(480,943)	(424,034)	(433,688)
Stockholders’ deficit	(66,066)	(64,527)	(82,520)	(35,227)	(37,028)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During 2012, the Company faced formidable challenges, yet continued to focus on efforts to apply the Eligen® Technology and realize its value by developing profitable commercial applications. On September 13, 2012, the Company took two important steps to improve its strategic position: it hired Mr. Alan L. Rubino as President and Chief Executive Officer, and appointed Mr. Timothy G. Rothwell as Chairman of the Board of Directors. Mr. Rubino is a seasoned industry executive with major and emerging pharmaceutical company experience. Mr. Rubino and Mr. Rothwell form the core of a new leadership team that will focus on commercializing the Company’s Eligen® Oral B12 product. These appointments support the Company’s decision to pursue a new course to reposition Emisphere into a viable commercial-stage entity, anchored by the Eligen® Oral B12 product. As it transitions to this strategy, the Company remains dedicated to further realizing the full potential and commercial value of its platform Eligen® Technology. To that end, it will continue to work closely with existing partners and will also expand its efforts to attract new delivery system and product development/licensing partnerships. We believe that Emisphere’s new business strategy will present opportunities for growth and value creation for the Company and its shareholders. We recognize, however, that further development, exploration and commercialization of its technology entails substantial risk and significant additional operational expenses. We continue to refocus our efforts on strategic development initiatives and cost control and continue to aggressively seek to reduce non-strategic spending and to obtain the funding necessary to implement our new corporate strategy. There can be no assurances, however, that the Company will be able to secure adequate funding to meet its current obligations and successfully pursue its strategic direction. Furthermore, despite our optimism regarding the Eligen Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see part I, Item 1A “Risk Factors.”

The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During 2012 we continued to develop our product pipeline utilizing the Eligen® Technology with prescription product candidates and prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical needs. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical and healthcare marketplace and driving company valuation.

To accelerate commercialization of the Eligen® Technology, Emisphere focused on a two-pronged strategy during 2012. First, we concentrated on prescription molecules obtained through partnerships with other pharmaceutical companies for molecules where oral absorption is difficult yet substantially beneficial if proven. We are working to generate new interest in the Eligen® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. Second, we continue to pursue commercialization of product candidates developed internally. We believe that these internal candidates need to be developed with reasonable investment in an acceptable time period and with a reasonable risk-benefit profile.

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

The Company also continues to focus on improving operational efficiency. Annual operating costs were reduced by approximately 80% from 2008 levels. Annual cash expenditures continued to be reduced during 2012, and the resulting cash burn rate to support continuing operations is less than $6 million per year. Additionally, we expect to accelerate the commercialization of the Eligen® Technology in a cost effective way and to gain operational efficiencies by tapping into advanced scientific processes offered by independent contractors.

Emisphere’s product pipeline includes prescription drugs and medical food product candidates in varying stages of development. We have one prescription product in Phase I and a number of pre-clinical (research stage) projects. Some of the pre-clinical projects are partnered, while others were initiated by Emisphere. We continue to assess therapeutic molecules for their potential compatibility with our technology and market need. Our intent is to continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen® Technology. Depending on the molecule, market potential and interest, we intend to pursue potential product development opportunities through development alliances or internal development.

As previously described, the Company has developed and is focused on commercializing an oral formulation of Eligen® B12 (1000 mcg) which can be marketed as a medical food for use by B12-deficient individuals. For the treatment of type 2 diabetes, research using the Eligen® Technology and GLP-1 (Glucagon-Like Peptide-1), a potential treatment for Type 2 diabetes, is being conducted by Novo Nordisk.

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

Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products as we continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen® Technology and prescription Medical Foods. Our preclinical programs focus on the development of oral formulations of potentially new treatments for diabetes and products in the areas of cardiovascular, appetite suppression and pain and on the development and potential expansion of nutritional supplement products.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of December 31, 2012, our working capital deficit was $34.7 million, our accumulated deficit was approximately $467.8 million and our stockholders deficit was $66.1 million. Our operating loss was $6.8 million, $8.1 million and $11.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. Our net loss was $1.9 million for the year ended December 31, 2012, our net income was $15.1 million, for the year ended December 31, 2011, and our net loss was $56.9 million for the year ended December 31, 2010. Our net cash outlays from operations and capital expenditures were $3.0 million, $9.7 million and $4.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash inflows include receipts of deferred revenue of $0.02 million, $0.1 million, and $7.1 million for the years ended 2012, 2011 and 2010, respectively. On December 31, 2012 we had approximately $1.5 million cash.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company is in default under the terms of the MHR Convertible Notes (described in Note 8 to the Financial Statements included in Item 8 of this report) issued to MHR Fund Management LLC (together with its affiliates, “MHR”). The default is the result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms of the MHR Convertible Notes. Pursuant to that certain Pledge and Security Agreement, dated as of September 26, 2005, between the Company and MHR (as amended to date, the “Security Agreement”), the MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets. On October 4, 2012, the Company received notice from MHR that, as a result of the payment default described above, the default interest rate of 13% per annum will apply with respect to the MHR Convertible Notes, effective as of September 27, 2012.

The Company continues to be in default under the terms of the MHR Convertible Notes and, as a result of such default, MHR has the ability at any time to foreclose on substantially all of the Company’s assets under the terms of the Security Agreement. To date, MHR has not demanded payment under the MHR Convertible Notes or exercised its rights under the Security Agreement as a result of the default, and has continued discussions with the Company regarding proposals relating to the default while reserving all of its rights under the terms of the MHR Convertible Notes and Security Agreement. There can be no assurances as to the outcome of such discussions.

As of September 27, 2012, the Company is also in default under the terms of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR on June 8, 2010 (the “2010 MHR Notes”). The 2010 MHR Notes were originally due and payable on June 8, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The default is the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms of the 2010 MHR Notes. As with the MHR Convertible Notes discussed above, MHR has not demanded payment under the 2010

MHR Notes, and has continued discussions with the Company regarding proposals relating to the 2010 MHR Notes and the Company’s default thereunder while reserving all of its rights under the 2010 MHR Notes. There can be no assurances as to the outcome of such discussions.

As more specifically described in Note 8 to the Financial Statements included in Item 8 of this report, on October 17, 2012, the Company issued a promissory note (the “Bridge Note”) to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (collectively, the “Bridge Lender”) in the principal amount of $1,400,000 to be advanced by the Bridge Lender to the Company pursuant to the terms thereof (the “Bridge Loan”). That amount was sufficient to support operations through approximately December 15, 2012. The Bridge Note is secured by a first priority lien on substantially all of our assets, and is payable on demand. The Bridge Loan has not been paid as of March 25, 2013, and MHR has not demanded payment.

As of December 31, 2012, the aggregate book value of MHR Convertible Notes, the 2010 MHR Notes, and the Bridge Note including outstanding principal and interest was $33.6 million.

In December 2012, the Company received $1.5 million by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources will enable us to continue operations through approximately April 15, 2013, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.

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

While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to April 15, 2013, or if MHR demands payment under the terms of the MHR Convertible Notes, the 2010 MHR Notes or the Bridge Note, or exercises its rights under the Security Agreement, the Company could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2012, 2011 and 2010 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. The Company is pursuing several courses of action to address its deficiency in capital resources including discussions with MHR, commercialization of B12, leveraging existing partnerships, and capital markets financings.

Even if we are successful in raising additional capital to meet our obligations and otherwise continue operations, our business will still require substantial additional investment that we have not yet secured. For further discussion, see Part II, Item 1A “Risk Factors”.

During the year ended December 31, 2012, our cash liquidity (consisting of $1.5 million cash at December 31, 2012) decreased as follows:

Cash and Cash Equivalents:

(In thousands)
At December 31, 2011	$3,069
At December 31, 2012	1,484

Decrease in cash and cash equivalents	$(1,585)

The decrease in cash and cash equivalents is comprised of the following components for the years ended December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Proceeds, net, from issuance of equity securities	$—	$7,500
Proceeds from notes payable	1,400	—
Proceeds from collaboration, technology business tax certificate transfer program and other projects	3,100	400

Sources of cash and cash equivalents	4,500	7,900

Uses of cash and cash equivalents	6,100	10,200

(Decrease) in cash and cash equivalents	$(1,600)	$(2,300)

During the year ended December 31, 2012, our working capital deficiency increased by $1.5 million as follows:

	December 31,
	2012	2011	Change
	(In thousands)
Current assets	$1,900	$3,900	$(2,000)
Current liabilities	36,600	37,100	500

Working capital (deficiency)	$(34,700)	$(33,200)	$(1,500)

The decrease in current assets is driven primarily by the decrease in cash and cash equivalents. The increase in current liabilities is driven primarily by the accrued interest on MHR Convertible Notes, and the MHR Note Payable net of a reduction in derivative liabilities.

Primary Sources of Cash

During 2012, we received approximately $3.0 million from the sale of NJ State Net Operating Losses from prior periods through the 2011 and 2012 Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. Additional funding of $1.4 million was provided by MHR pursuant to the Bridge Note.

During 2011, we received net proceeds of $7.2 million through the issuance of common stock and associated derivative instruments from an equity financing completed by the Company in July 2011 (the “July 2011 Financing”).

During 2010, we received net proceeds of $6.7 million through the issuance of common stock and associated derivative instruments in connection with an equity financing completed in August 2010 (the “August 2010 Financing”). We also received $5.0 million as an upfront payment from Novo Nordisk in connection with the development and license agreement to develop and commercialize oral formulations of Novo Nordisk’s insulins using the Company’s proprietary delivery agents pursuant to the Insulins License Agreement, and we received a $2.0 million milestone payment from Novo Nordisk for their initiation of a Phase I clinical trial in connection with the GLP-1 License Agreement. Also during 2010, we received a $0.5 million installment payment for sale of certain Emisphere patents and patent application relating to diketopiparazine technology to MannKind Corporation and $0.5 million from MHR from the issuance of a note payable.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,
	(In thousands)
	2012	2011	Change
Revenue	$—	$—	$—
Operating expenses	$6,821	$8,136	$(1,315)
Operating loss	$(6,821)	$(8,136)	$1,315
Change in fair value of derivative instruments	$8,110	$28,696	$(20,586)
Interest expense	$(6,236)	$(5,646)	$(590)
Other non-operating income	$45	$137	$(92)
Income tax benefit	$2,974	$—	$2,974
Net loss (income)	$(1,928)	$15,051	$(16,979)

Our principal operating costs include the following items as a percentage of total expense:

	Year Ended
	December 31, 2012	December 31, 2011
Human resource costs, including benefits	38%	34%
Professional fees for legal, intellectual property, accounting and consulting	40%	39%
Clinical and laboratory costs	8%	3%
Occupancy costs	5%	4%
Depreciation and amortization	0%	4%
Other	9%	16%

Operating expenses, decreased by $1.3 million (16%) as a result of the following items:

(In thousands)
Decrease in human resource costs	$(200)
Decrease in professional and consulting fees	(400)
Increase in clinical and laboratory costs	300
Reduction in depreciation and amortization	(300)
All other	(700)

Net decrease	$(1,300)

Human resource costs decreased approximately $0.2 million due primarily to reductions in headcount.

Professional and consulting fees decreased approximately $0.4 million due to a decrease of approximately $0.3 million in legal fees, a $0.1 million reduction in accounting fees and a $0.2 decrease in recruitment fees incurred in 2011 offset by a $0.2 million increase in consulting fees related to Eligen® B-12.

Clinical costs and lab fees increased approximately $0.3 million due to a charge for the reduction of a prepaid asset offset by reduction in analytical testing performed in 2012.

Occupancy costs were substantially unchanged in 2012 compared to 2011.

Depreciation and amortization expense decreased approximately $0.3 million as a result of the impairment of an intangible asset in December 2011.

All other operating costs decreased $0.7 million primarily due to events in 2011 which included a $0.6 million charge for the impairment of an intangible asset, and a net reduction of $0.1 million in other operating costs in 2012.

As a result of the factors above, Emisphere’s operating expenses were $6.8 million for the year ended December 31, 2012, which represents a decrease of $1.3 million or 16% compared to operating expenses for the year ended December 31, 2011.

Other non-operating income decreased by approximately $21.3 million for the year ended December 31, 2012 in comparison to the same period last year due primarily to a $20.6 million decrease in the change in the value of derivative instruments, a $0.1 million decrease in investment and other income, a $0.6 million increase in interest expense due primarily to the additional accrued interest on the MHR Convertible Notes following the default described above. The change in the fair value of derivative instruments for 2012 and 2011 is the result of a decrease in stock price from $0.22 on December 31, 2011 to $0.16 on December 31, 2012. Future gains and losses recognized in the Company’s operating results from changes in value of the derivative instrument liability are based in part on the fair value of the Company’s common stock which is outside the control of the Company. These potential future gains and losses could be material.

We recognized an approximate $3.0 million state income tax benefit as a result of proceeds from the sale of $36 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

As a result of the above factors, we reported a net loss of $1.9 million, which was $17.0 million (113%) lower than the net income of $15.1 million for the year ended December 31, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended December 31,
	(In thousands)
	2011	2010	Change
Revenue	$—	$100	$(100)
Operating expenses	$8,136	$11,643	$(3,507)
Operating loss	$(8,136)	$(11,543)	$3,407
Change in fair value of derivative instruments	$28,696	$(23,651)	$(52,347)
Interest expense	$(5,646)	$(3,595)	$(2,051)
Loss on extinguishment of debt	$—	$(17,014)	$17,014
Financing fees	$—	$(1,858)	$1,858
Other non-operating income (expenses)	$137	$752	$(615)
Net income (loss)	$15,051	$(56,909)	$71,960

Revenue decreased $0.1 million for the year ended December 31, 2011 compared to December 31, 2010 due primarily to the termination of the Life Extension Foundation contract for the sale of Eligen® B12 (100 mcg), in 2010.

Our principal operating costs include the following items as a percentage of total expense:

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

Professional and consulting fees decreased approximately $1.2 million due to a decrease of approximately $1.0 million in legal fees, a $0.4 million reduction in consulting fees, primarily attributable to the Eligen® B-12 program and research and development, offset by a $0.2 million increase in recruitment fees.

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

Revenue Recognition — Revenue includes amounts earned from sales of our oral Eligen® B12 (100 mcg) product, collaborative agreements and feasibility studies. Revenue earned from the sale of oral Eligen® B12 (100 mcg) was recognized when the product was shipped, when all revenue recognition criteria were met in accordance with Staff Accounting Bulletin No. 104 , “Revenue Recognition” (codified under ASC 605 “Revenue Recognition”). Our Distributor Agreement for the marketing, distribution and sale of oral Eligen® B12 (100 mcg) with Quality Vitamins and Supplements, Inc. was terminated during the third quarter, 2010. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for joint steering committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2013. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

With regard to revenue recognition from collaboration agreements, the Company previously interpreted expected payments to equate to total payments subject to each collaboration agreement. On a prospective basis, the Company has revised its application of expected payments to equate to a “best estimate” of payments. Under this application, expected payments typically include (i) payments already received and (ii) those milestone payments not yet received but that the Company believes are “more likely than not” of receiving. Our support for the assertion that the next milestone is likely to be met is based on the (a) project status updates discussed at JSC meetings; (b) clinical trial/development results of prior phases; (c) progress of current clinical trial/development phases; (d) directional input of collaboration partners and (e) knowledge and experience of the Company’s scientific staff. After considering the above factors, the Company believes those payments included in “expected payments” are more likely than not of being received. While this interpretation differs from that used previously by the Company, it does not result in any change to previously recognized revenues in either timing or amount for periods through December 31, 2012.

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

As of December 31, 2012 total deferred revenue from the GLP-1 License agreement was $13.6 million, comprised of the $12.0 million non-refundable license fee and $1.6 million in support services; and total deferred revenue from the Insulins License Agreement was $5 million.

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

During 2011, Novartis terminated its oral human growth hormone program and informed the Company of its intention not to continue development of its oral calcitonin and oral PTH programs involving Emisphere’s Eligen® Technology. However, Novartis did not terminate its development license agreements in calcitonin or PTH. At such time that Novartis terminates its oral calcitonin and oral PTH agreements, or does not demonstrate reasonable commercial effort to continue developing oral calcitonin or oral PTH products, then the Company will recognize revenue in connection with past receipts of payments from Novartis derived from those agreements which are currently included in Deferred Revenue within our balance sheet. Management will pay close attention to Novartis actions and reevaluate circumstances that influence this determination in future.

As of December 31, 2012 total deferred revenue from all Novartis development license programs was approximately $13.0 million, comprised of the principal value ($10 million) plus interest ($3.0 million) we recorded on June 4, 2010, upon executing the Novartis Agreement, pursuant to which the Company was released and discharged from its obligations under the Novartis Note described in Note 8 to the Financial Statements included herein.

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

Warrants and Conversion Feature of MHR Convertible Note — Warrants issued in connection with various equity financings and embedded conversion feature of the MHR Convertible Notes described above have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. The fair value of the embedded conversion feature of the MHR Convertible Notes and warrants that have exercise price reset features are estimated using an adjusted Black-Scholes model to account for possibilities that could occur due to various circumstances that could arise in connection with the contractual terms of said instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model input to calculate the value of the derivative at the reporting date. We believe the assumptions used to estimate the fair values of the warrants are reasonable. For a more complete discussion on the volatility in market value of derivative instruments, see Part I, Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

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

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment, an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) . ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2012.

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

Contractual Arrangements

Significant contractual obligations as of December 31, 2012 are as follows:

		Amount Due in
Type of Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Notes Payable(1)(2)	$33,607	$33,607	$—	$—	$—
Derivative liabilities(3)	2,089	2,089	—	—	—
Operating lease obligations	610	135	252	223	—

Total	$36,306	$35,831	$252	$223	$—

(1)	Amounts include both principal and related interest payments.

(2)	The Company is currently in default on $31.6 million under the terms of the MHR Convertible Notes and the $0.6 million 2010 MHR Notes, both of which are payable on demand. Additionally, the $1.4 million Bridge Note is payable on demand. Please see Note 8 to the Financial Statements included in Item 8 of this Report for more information about the Company’s debt obligations.

(3)	We have issued warrants to purchase shares of our common stock which contain provisions requiring us to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. As a result, these warrants have been recorded at their fair value and are classified as current liabilities. The value and timing of the actual cash payments, if any, related to these derivative instruments could differ materially from the amounts and periods shown.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities.    At December 31, 2012, the value of derivative instruments was $2.1 million. We estimate the fair values of these instruments using the Black-Scholes model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Furthermore, the Company computes the fair value of these instruments using multiple Black-Scholes model calculations to account for the various circumstances that could arise in connection with the contractual terms of said instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model input to calculate the value of the derivative at the reporting date. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect on the fair value of derivative instruments from changes in the assumptions made:

Increase/(Decrease)
(In thousands)
25% increase in stock price	$555
50% increase in stock price	1,124
5% increase in assumed volatility	70
25% decrease in stock price	(537)
50% decrease in stock price	(1,047)
5% decrease in assumed volatility	(73)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMISPHERE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Emisphere Technologies, Inc

We have audited the accompanying balance sheets of Emisphere Technologies, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emisphere Technologies, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emisphere Technologies, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2013 expressed an unqualified opinion on the effectiveness of Emisphere Technologies, Inc.’s internal control over financial reporting.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a significant working capital deficiency, has limited cash availability and is in default under certain promissory notes. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey LLP

New York, NY

March 28, 2013

EMISPHERE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,484	$3,069
Accounts receivable, net of allowance of $0 in 2012 and $31 in 2011.	1	22
Inventories	249	258
Prepaid expenses and other current assets	149	581

Total current assets	1,883	3,930
Equipment and leasehold improvements, net	12	44
Restricted cash	247	247
Other assets	34	—

Total assets	$2,176	$4,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, related party, including accrued interest and net of related discount in 2011	$33,607	$26,016
Accounts payable and accrued expenses	923	894
Derivative instruments:
Related party	1,491	9,371
Others	598	828
Other current liabilities	9	42

Total current liabilities	36,628	37,151
Deferred revenue	31,614	31,593
Deferred lease liability and other liabilities	0	4

Total liabilities	68,242	68,748

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 2,000,000 shares; issued and outstanding-none	—	—
Common stock, $.01 par value; authorized 200,000,000 shares; issued 60,977,210 shares (60,687,478 outstanding) in 2012 and 2011	610	610
Additional paid-in capital	405,096	404,707
Accumulated deficit	(467,820)	(465,892)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(66,066)	(64,527)

Total liabilities and stockholders’ deficit	$2,176	$4,221

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Revenue	$—	$—	$100
Cost of goods sold	—	—	22

Gross profit	—	—	78

Costs and expenses:
Research and development	1,867	1,951	2,495
General and administrative	4,935	5,310	7,963
Gain on disposal of fixed assets	(10)	—	(1)
Restructuring charge	—	—	50
Depreciation and amortization	29	277	294
Impairment of intangible asset	—	598	—
Contract termination expense	—	—	542
Expense from settlement of lawsuit	—	—	278

Total costs and expenses	6,821	8,136	11,621

Operating loss	(6,821)	(8,136)	(11,543)

Other non-operating income (expense):
Sale of patent	—	—	500
Investment and other income	45	137	252
Change in fair value of derivative instruments:
Related party	7,880	21,957	(15,988)
Others	230	6,739	(7,663)
Interest expense:
Related party	(6,236)	(5,631)	(3,201)
Others	—	(15)	(394)
Loss on extinguishment of debt	—	—	(17,014)
Financing fees	—	—	(1,858)

Total other non-operating income (expense)	1,919	23,187	(45,366)

Income (loss) before income tax benefit	(4,902)	15,051	(56,909)
Income tax benefit	2,974	—	—

Net income (loss)	$(1,928)	$15,051	$(56,909)

Net income (loss) per share, basic	$(0.03)	$0.27	$(1.23)

Net income (loss) per share, diluted	$(0.03)	$0.25	$(1.23)

Weighted average shares outstanding, basic	60,687,478	56,292,511	46,206,803

Weighted average shares outstanding, diluted	60,687,478	59,281,325	46,206,803

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,928)	$15,051	$(56,909)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	29	277	294
Non-cash interest expense:
Related party	6,236	5,631	22,073
Others	—	—	394
Changes in the fair value of derivative instruments:
Related party	(7,880)	(21,957)	15,988
Others	(230)	(6,739)	7,663
Non-cash compensation	344	315	799
Gain on disposal of fixed assets	(10)	—	(1)
Impairment of purchased technology	—	598	—
Provision for bad debts	31	31	—
Changes in assets and liabilities excluding non-cash charges:
(Increase) decrease in accounts receivable	(10)	(39)	145
(Increase) decrease in inventories	9	2	(24)
(Increase) decrease in prepaid expenses and other current assets	432	(85)	(344)
(Increase) in security deposits	(34)	—	—
Increase (decrease) in accounts payable, accrued expenses and other	29	(2,488)	(1,554)
(Decrease) in other current liabilities	(33)	—	—
Increase in deferred revenue	21	58	7,072
Decrease in deferred lease and other liabilities	(4)	(42)	(35)
Decrease in restructuring charge	—	(300)	(450)

Total adjustments	(1,070)	(24,738)	52,020

Net cash used in operating activities	(2,998)	(9,687)	(4,889)

Cash flows from investing activities:
Decrease (increase) in restricted cash	—	13	(1)
Proceeds from sale of fixed assets	13	—	1

Net cash provided by investing activities	13	13	—

Cash flows from financing activities:
Proceeds from notes payable	1,400	—	500
Payments on notes payable	—	—	(525)
Proceeds from exercise of stock options and warrants	—	242	—
Net proceeds from issuance of common stock and warrants	—	7,175	6,674

Net cash provided by financing activities	1,400	7,417	6,649

Net increase (decrease) in cash and cash equivalents	(1,585)	(2,257)	1,760
Cash and cash equivalents, beginning of year	3,069	5,326	3,566

Cash and cash equivalents, end of year	$1,484	$3,069	$5,326

Supplemental disclosure of cash flow information:
Interest paid	$—	$16	$6
Non-cash investing and financing activities:
Issuance of liability warrants in connection with common stock offering	$—	$5,138	$4,920
Reclassification of liability warrants to equity	$—	$349	$—
Exchange of debt as deferred revenue (Note 8)	$—	$—	$13,000
Common stock issued to settle accrued directors’ compensation	$—	$—	$10

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2012, 2011 and 2010

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Treasury Shares Amount		Total
	Shares	Amount
	(In thousands except share data)
Balance, December 31, 2009	42,360,133	$424	$392,335	$(424,034)	289,732	$(3,952)	$(35,227)

Net Loss				(56,909)			(56,909)
Issuance of common stock to directors	13,674		10				10
Reclassification of derivative liability due to exercise of warrants			7,053				7,053
Exercise of warrants	2,809,971	28	(28)				—
Equity proceeds from issuance of common stock, net of share issuance expenses	6,995,056	70	1,684				1,754
Stock based compensation for employees			723				723
Stock based compensation for directors			76				76

Balance, December 31, 2010	52,178,834	$522	$401,853	$(480,943)	289,732	$(3,952)	$(82,520)

Net Income				15,051			15,051
Reclassification of derivative liability due to exercise of warrants			349				349
Exercise of warrants	187,500	2	234				236
Equity proceeds from issuance of common stock, net of share issuance expenses	8,600,876	86	1,950				2,036
Exercise of options	10,000	—	6				6
Stock based compensation for employees			188				188
Stock based compensation for directors			127				127

Balance, December 31, 2011	60,977,210	$610	$404,707	$(465,892)	289,732	$(3,952)	$(64,527)

Net Loss				(1,928)			(1,928)
Capital contributed from imputed interest			45				45
Stock based compensation for employees			176				176
Stock based compensation for directors			168				168

Balance, December 31, 2012	60,977,210	$610	$405,096	$(467,820)	289,732	$(3,952)	$(66,066)

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

Our core business strategy is to pursue the commercialization of Oral Eligen® B12, build new high-value partnerships and continue to expand upon existing partnerships, evaluate new prescription Medical Foods commercial opportunities, reprioritize the product pipeline, and promote new uses for the Eligen® Technology.

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

Liquidity.    As of December 31, 2012, we had approximately $1.5 million in cash, approximately $34.7 million in working capital deficiency, a stockholders’ deficit of approximately $66.1 million and an accumulated deficit of approximately $467.8 million. Our net loss for the year ended December 31, 2012 was $1.9 million and our operating loss for the year ended December 31, 2012 was approximately $6.8 million. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, our business will require substantial additional investment that we have not yet secured.

Since our inception in 1986, we have generated significant losses from operations. We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company is in default under the terms of the MHR Convertible Notes (described in Note 8 to these Financial Statements included in Item 8 of this Report) issued to MHR Fund Management LLC (together with its affiliates, “MHR”). The default is the result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms of the MHR Convertible Notes. Pursuant to that certain Pledge and Security Agreement, dated as of September 26, 2005, between the Company and MHR (as amended to date, the “Security Agreement”), the MHR Convertible Notes are secured by a first priority lien in favor of MHR on substantially all of our assets. On October 4, 2012, the Company received notice from MHR that, as a result of the payment default described above, the default interest rate of 13% per annum will apply with respect to the MHR Convertible Notes, effective as of September 27, 2012.

The Company continues to be in default under the terms of the MHR Convertible Notes and, as a result of such default, MHR has the ability at any time to foreclose on substantially all of the Company’s assets under the terms of the Security Agreement. To date, MHR has not demanded payment under the MHR Convertible Notes or exercised its rights under the Security Agreement as a result of the default, and has continued discussions with the Company regarding proposals relating to the default while reserving all of its rights under the terms of the MHR Convertible Notes and Security Agreement. No assurances can be given as to the outcome of such discussions.

As of September 27, 2012, the Company is also in default under the terms of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR on June 8, 2010 (the “2010 MHR Notes”). The 2010 MHR Notes were originally due and payable on June 8, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The default is the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms of the 2010 MHR Notes. As with the MHR Convertible Notes discussed above, MHR has not demanded payment under the 2010 MHR Notes, and has continued discussions with the Company regarding proposals relating to the 2010 MHR Notes and the Company’s default thereunder while reserving all of its rights under the 2010 MHR Notes. There can be no assurances as to the outcome of such discussions.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As more specifically described in Note 8 to these Financial Statements, on October 17, 2012, the Company issued a promissory note (the “Bridge Note”) to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (collectively, the “Bridge Lender”) in the principal amount of $1,400,000 to be advanced by the Bridge Lender to the Company pursuant to the terms thereof (the “Bridge Loan”). That amount was sufficient to support operations through approximately December 15, 2012. The Bridge Note is secured by a first priority lien on substantially all of our assets, is payable on demand.

As of December 31, 2012, the aggregate book value of MHR Convertible Notes, the 2010 MHR Notes, and the Bridge Note including outstanding principal and interest was $33.6 million.

In December 2012, the Company received $1.5 million by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. That amount is sufficient to support the Company’s continuing operations for approximately three months. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources will enable us to continue operations through approximately April 15, 2013, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.

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

While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to April 15, 2013, or if MHR demands payment under the terms of the MHR Convertible Notes, the 2010 MHR Notes or the Bridge Note, or exercises its rights under the Security Agreement, the Company could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2012, 2011 and 2010 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. The Company is pursuing several courses of action to address its deficiency in capital resources including discussions with MHR, commercialization of B12, leveraging existing partnerships, and capital markets financings.

Even if we are successful in raising additional capital to meet our obligations and otherwise continue operations, our business will still require substantial additional investment that we have not yet secured. For further discussion, see Part II, Item 1A “Risk Factors”.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

policy objective seeking to preserve both liquidity and safety of principal. We generally invest our excess funds in obligations of the U.S. government and its agencies, bank deposits, money market funds, and investment grade debt securities issued by corporations and financial institutions. We hold no collateral for these financial instruments.

Cash, Cash Equivalents, and Investments.    We consider all highly liquid, interest-bearing instruments with original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds. Our investment policy requires that commercial paper be rated A-1, P-1 or better by either Standard and Poor’s Corporation or Moody’s Investor Services or another nationally recognized agency and that securities of issuers with a long-term credit rating must be rated at least “A” (or equivalent). As of December 31, 2012, we held no investments.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met.

Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for Joint Steering Committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2013. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments.    The carrying amounts for cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their short-term nature. At December 31, 2012, the carrying value and accrued interest of the MHR Convertible Notes, 2010 MHR Notes, and Bridge Notes was $33.6 million, which reflects its original cost plus accrued interest. See Note 8 for further discussion of the notes payable.

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

Fair Value Measurements.    The authoritative guidance for fair value measurements defines fair value as the price that would be received if an asset were to be sold or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Future Impact of Recently Issued Accounting Standards

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

3.    Inventory

Inventory consists of the following:

	December 31,
	2012	2011
	(In thousands)
Work in process	$249	$258

4.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2012	2011
	(In thousands)
Prepaid corporate insurance	$84	$36
Deposit on inventory	—	420
Prepaid expenses and other current assets	65	125

	$149	$581

5.    Fixed Assets

Equipment and leasehold improvements, net, consists of the following:

	December 31,
	Useful Lives In Years	2012	2011
		(In thousands)
Equipment	3-7	$1,306	$1,370
Leasehold improvements	Term of lease	61	61

		1,367	1,431
Less, accumulated depreciation and amortization		1,355	1,387

		$12	$44

Depreciation expense for the years ended December 31, 2012, 2011 and 2010, was $29 thousand, $38 thousand and $56 thousand, respectively.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.    Purchased Technology

The carrying value of the purchased technology is comprised as follows:

	December 31,
	2012	2011
	(In thousands)
Gross carrying amount	$—	$4,533
Less, accumulated amortization	—	3,695
Less, impairment	—	598

Net book value	$—	$—

Annual amortization of purchased technology was $0 for 2012 and $0.2 million for 2011 and 2010, respectively.

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

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2012	2011
	(In thousands)
Accounts payable	$380	$318
Accrued legal, professional fees and other	522	513
Accrued vacation	21	24
Clinical trial expenses and contract research	—	39

	$923	$894

8.    Notes Payable and Restructuring of Debt

Notes payable consist of the following:

	December 31,
	2012	2011
	(In thousands)
MHR Convertible Note	$31,576	$25,441
2012 MHR Bridge Loan	1,431	—
2010 MHR Promissory Notes	600	575

	$33,607	$26,016

MHR Convertible Notes.    On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR. Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

for senior secured convertible notes (the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes are convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. As of December 31, 2012, the MHR Convertible Notes were convertible into 8,353,518 shares of our common stock. The MHR Convertible Notes were due on September 26, 2012, and are collateralized by a first priority lien in favor of MHR on substantially all of our assets. Interest is payable in the form of additional MHR Convertible Notes rather than in cash. As of September 27, 2012, the Company is in default under the terms of the MHR Convertible Notes. The default is the result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms of the MHR Convertible Notes. As a result of the Company’s failure to pay all amounts due and payable under the MHR Convertible Notes as of September 26, 2012, MHR has the ability under the terms of our Security Agreement with MHR to foreclose on substantially all of the Company’s assets. On October 4, 2012, the Company received notice from MHR that, pursuant to the terms of the MHR Convertible Notes, the default interest rate of 13% per annum will apply with respect to the MHR Convertible Notes, effective as of September 27, 2012. MHR has not demanded payment under the MHR Convertible Notes nor exercised its other rights under the Security Agreement as a result of the default, and has continued discussions with the Company regarding proposals relating to the MHR Convertible Notes and the Company’s default thereunder while reserving all of its rights under the Security Agreement. There can be no assurances as to the outcome of such discussions.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The book value of the MHR Convertible Notes is comprised of the following:

	December 31,
	2012	2011
	(In thousands)
Face value of the note (including accrued interest)	$31,576	$28,153
Discount (related to the warrant purchase option and embedded conversion feature)	—	(2,712)

	$31,576	$25,441

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

2010 MHR Promissory Notes.    In connection with the Novartis Agreement, the Company and MHR entered into a letter agreement (the “MHR Letter Agreement”), and MHR, the Company and Novartis entered into a non-disturbance agreement (the “Non-Disturbance Agreement”), which was a condition to Novartis’ execution of the Novartis Agreement. Pursuant to the MHR Letter Agreement, MHR agreed to limit certain rights and courses of action that it would have available to it as a secured party under the Senior Secured Term Loan Agreement and Pledge and Security Agreement (“Security Agreement”) between MHR and the Company. MHR also consented to the Novartis Agreement, which consent was required under the Security Agreement, and MHR also agreed to enter into a comparable agreement at some point in the future in connection with another potential Company transaction (the “Future Transaction Agreement”). The MHR Letter Agreement also provided for the Company to reimburse MHR for its legal fees incurred in connection with the Non-Disturbance Agreement for up to $500,000 and up to $100,000 in legal expenses incurred by MHR in connection the Future Transaction Agreement. The reimbursements were to be paid in the form of non-interest bearing promissory notes issued on the effective date of the MHR Letter Agreement. As such, the Company issued to MHR non-interest promissory notes for $500,000 and $100,000 on June 8, 2010 (collectively, the “2010 MHR Notes”). The Company received documentation that MHR expended more than the $500,000 of legal fees in connection with the Non-Disturbance Agreement and $100,000 of legal fees in connection with the Future Transaction Agreement, and, consequently, recorded the issuance of the $500,000 and $100,000 2010 MHR Notes and a corresponding charge to financing expenses. The 2010 MHR Notes were originally due and payable on June 4, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The Company imputed interest at the time of issuance at its incremental borrowing rate of 10%, and discounted the face amounts of the $500,000 and $100,000 promissory notes by $21,000 and $4,000, respectively.

As of September 27, 2012, the Company is in default under the terms of the 2010 MHR Notes. The default is the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26,

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2012 under the terms of the 2010 MHR Notes. As with the MHR Convertible Notes discussed above, MHR has not demanded payment under the 2010 MHR Notes and has indicated to the Company that it is prepared to continue discussions with the Company regarding proposals relating to the 2010 MHR Notes and the Company’s default thereunder while reserving all of its rights under the terms of the 2010 MHR Promissory Notes. There can be no assurances as to the outcome of such discussions. The Company has imputed interest on the 2010 MHR Notes from June 9, 2012 through December 31, 2012 at a rate of 13% per annum. Imputed interest in the amount $45,000 has been recorded as contributed capital.

2012 Bridge Loan.    On October 17, 2012, the Company issued a promissory note (the “Bridge Note”) to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (collectively, the “Bridge Lender”) in the principal amount of $1,400,000 to be advanced by the Bridge Lender to the Company pursuant to the terms thereof (the “Bridge Loan”). The Bridge Note provides for an interest rate of 13% per annum. Pursuant to the terms of the Bridge Note, the entire principal amount advanced by the Bridge Lender pursuant to the Bridge Note, plus all accrued interest thereon, is payable on demand. The obligations under the Bridge Note are secured by a first priority lien on substantially all of our assets pursuant to the terms of the Security Agreement, as further described below.

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

9.    Derivative Instruments

Derivative instruments consist of the following:

	December 31, 2012	December 31, 2011
	(in thousands)
MHR Convertible Note	$230	$7,367
August 2007 Warrants	—	12
August 2009 Warrants	372	540
June 2010 MHR Warrants	79	351
August 2010 Warrants	535	735
August 2010 MHR Waiver Warrants	103	142
July 2011 Warrants	680	929
July 2011 MHR Waiver Warrants	90	123

	$2,089	$10,199

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Embedded Conversion Feature of MHR Convertible Notes.    The MHR Convertible Notes contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Convertible Notes and lower than the current market price. However, the adjustment provision does not become effective until after the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The fair value of the embedded conversion feature is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The assumptions used in computing the fair value as of December 31, 2012 are a closing stock price of $0.16, conversion prices of $3.78 and $0.16, expected volatility of 189.86% over the expected remaining term of three months and a risk-free rate of 0.05%. The fair value of the embedded conversion feature decreased $7.1 million for the year ended December 31, 2012 and decreased $3.8 million and for the year ended December 31, 2011, and increased $6.6 million for the year ended December 31, 2010, which amounts have been recognized in the accompanying statements of operations. The embedded conversion feature will be adjusted to estimated fair value for each future period the MHR Convertible Notes remain outstanding. See Note 8 for a further discussion of the MHR Convertible Notes.

August 2007 Warrants.    In connection with an equity financing in August 2007 (the “August 2007 Financing”), Emisphere sold warrants to purchase up to 400,000 shares of common stock (the “August 2007 Warrants”). Of these 400,000 warrants, 91,073 were sold to MHR. Each of the August 2007 Warrants were issued with an exercise price of $3.948 and expired on August 21, 2012. The August 2007 Warrants provide for certain anti-dilution protection as provided therein. Under the terms of the August 2007 Warrants, we have an obligation to make a cash payment to the holders of the August 2007 Warrants for any gain that could have been realized if the holders exercise the August 2007 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2007 Warrants have been exercised. Accordingly, the 2007 Warrants have been accounted for as a liability. The fair value of the August 2007 Warrants decreased $0.01 million for the year ended December 31, 2012, and decreased $0.5 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively, which has been recognized in the accompanying statements of operations. The August 2007 Warrants expired on August 21, 2012.

August 2009 Warrants.    In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 6.4 million shares of common stock to MHR (3.7 million) and other unrelated investors (2.7 million) (the “August 2009 Warrants”). The August 2009 Warrants were issued with an exercise price of $0.70 and expire on August 21, 2014. Under the terms of the August 2009 Warrants, we have an obligation to make a cash payment to the holders of the August 2009 Warrants for any gain that could have been realized if the holders exercise the August 2009 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2009 Warrants have been exercised. Accordingly, the August 2009 Warrants have been accounted for as a liability. The fair value of the August 2009 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of December 31, 2012 are a closing stock price of $0.16, expected volatility of 200.52% over the remaining term of one year and eight months and a risk-free rate of 0.25%. The fair value of the August 2009 Warrants decreased $0.2 million for the year ended December 31, 2012, decreased $7.3 million for the year ended December 31, 2011 and increased $4.8 million for the year ended December 31, 2010. These fluctuations have been recognized in the accompanying statement of operations. The warrants will be adjusted to estimated fair value for each future period they remain outstanding. During the year ended December 31, 2010, the unrelated investors exercised their warrants to purchase up to 2,685,714 million shares of the Company’s common stock at an exercise price of $0.70, using the “cashless exercise” provision. The Company issued an aggregate of 1,966,937 shares to such holders in accordance with

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the terms of the cashless exercise provision. The Company calculated the fair value of the 2,685,714 exercised warrants on their respective exercise dates using the Black-Scholes model. The weighted average assumptions used in computing the fair values were a closing stock price of $1.91, expected volatility of 101.99% over the remaining contractual life of four years, three months and a risk-free rate of 1.46%. The fair value of the 2.7 million exercised warrants increased by $2.2 million from January 1, 2010 through the date of exercise which has been recognized in the accompanying statements of operations. The fair value of the derivative liabilities at the exercise dates of $4.3 million was reclassified to additional paid-in-capital. After these cashless exercises, warrants to purchase up to 3,729,323 shares of common stock, in the aggregate, remain outstanding.

June 2010 MHR Warrants.    As consideration for its consent and limitation of rights in connection with the Novartis Agreement, the Company granted MHR warrants to purchase 865,000 shares of its common stock under the MHR Letter Agreement. The June 2010 MHR Warrants are exercisable at $2.90 per share and will expire on August 21, 2014. The June 2010 MHR Warrants provide for certain anti-dilution protection as provided therein. We have an obligation to make a cash payment to the holders of the warrants for any gain that could have been realized if the holders exercise the June 2010 MHR Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such June 2010 MHR Warrants have been exercised. Accordingly, the June 2010 MHR Warrants have been accounted for as a liability. Their fair value is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the June 2010 MHR Warrants at December 31, 2012 are closing stock prices of $0.16, exercise prices of $0.16, $2.90, expected volatility of 200.52% over the remaining one year and eight months, and a risk-free rate of 0.25%. The fair value of the June 2010 MHR Warrants decreased $0.3 for the year ended December 31, 2012, and $1.1 million for the year ended December 31, 2011, respectively and decreased $0.4 million from the commitment date of June 21, 2010 through December 31, 2010. These fluctuations have been recognized in the accompanying statements of operations. The June 2010 MHR Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2010 Warrants.    In connection with the August 2010 Financing, Emisphere sold warrants to purchase 5.2 million shares of common stock to MHR (2.6 million) and other unrelated investors (2.6 million) (the “August 2010 Warrants”). The August 2010 Warrants were issued with an exercise price of $1.26 and expire on August 26, 2015. Under the terms of the August 2010 Warrants, we have an obligation to make a cash payment to the holders of the August 2010 Warrants for any gain that could have been realized if the holders exercise the August 2010 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2010 Warrants have been exercised. Accordingly, the August 2010 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The Company received proceeds of $0.2 million from the exercise of these warrants. The Company calculated the fair value of the 0.2 million exercised warrants on January 12, 2011 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of January 12, 2011 are a closing stock price of $2.25, expected volatility of 107.30% over the remaining contractual life of four years and seven months and a risk-free rate of 1.99%. The fair value of the 0.2 million exercised warrants decreased by approximately $28,000 for the period from January 1, 2011 through January 12, 2011 which has been recognized in the accompanying statements of operations. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of December 31, 2012 are a closing stock price of $0.16, exercise price of $1.26, expected volatility of 180.35% over the remaining term of two years and eight months, and a risk-free rate of 0.36%. The fair value of the August 2010 Warrants decreased $0.2 million for the year ended December 31, 2012 and $9.4 million for the year ended December 31, 2011, respectively and increased $6.4 million from the commitment date of August 26, 2010 through December 31, 2010. These fluctuations have been recognized in the accompanying statements of operations. The August 2010 Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

August 2010 MHR Waiver Warrants.    In connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 MHR Waiver Warrants”). The August 2010 MHR Waiver Warrants are in the same form of warrant as the August 2010 Warrants issued to MHR described above. Accordingly, the August 2010 MHR Waiver Warrants have been accounted for as a liability. The fair value of the August 2010 MHR Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The assumptions used in computing the fair value of the August 2010 MHR Waiver Warrants at December 31, 2012 are a closing stock price of $0.16, exercise price of $1.26, expected volatility of 180.35% over the term of two years and eight months, and a risk free rate of 0.36%. The fair value of the August 2010 MHR Waiver Warrants decreased by $0.04 million for the year ended December 31, 2012 and $1.8 million for the year ended December 31, 2011, and increased by $1.2 million from the commitment date through December 31, 2010, which has been recognized in the accompanying statements of operations. The August 2010 MHR Waiver Warrants will be adjusted to estimated fair value for each future period they remain outstanding.

July 2011 Warrants.    In connection with the July 2011 Financing, Emisphere sold warrants to purchase 6.02 million shares of common stock to MHR (3.01 million) and other unrelated investors (3.01 million) (the “July 2011 Warrants”). The July 2011 Warrants were issued with an exercise price of $1.09 and expire on July 6, 2016. Under the terms of the July 2011 Warrants, we have an obligation to make a cash payment to the holders of the July 2011 Warrants for any gain that could have been realized if the holders exercise the July 2011 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such July 2011 Warrants have been exercised. Accordingly, the July 2011 Warrants have been accounted for as a liability. The Company estimated the fair value of the warrants of the date of grant using Black-Scholes models to be $4.5 million. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the July 2011 Warrants as of December 31, 2012 are a closing stock price of $0.16, exercise price of $1.09, expected volatility of 162.16% over the remaining term of three years and seven months, and a risk-free rate of 0.36%. The fair value of the July 2011 Warrants decreased $0.3 million for the year ended December 31, 2012 and $3.6 million from the commitment date of July 6, 2011 through December 31, 2011, which has been recorded in the statements of operations.

July 2011 MHR Waiver Warrants.    In connection with the July 2011 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the July 2011 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 795,000 shares of its common stock (the “July 2011 MHR Waiver Warrants”). The July 2011 MHR Waiver Warrants are in the same form of warrant as the July 2011 Warrants issued to MHR described above. Accordingly, the July 2011 MHR Waiver Warrants have been accounted for as a liability. The fair value of the July 2011 MHR Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants on the date of grant using Black-Scholes models to be $0.6 million. The assumptions used in computing the fair value of the July 2011 MHR Waiver Warrants at December 31, 2012 are a closing stock price of $0.16, exercise price of $1.09, expected volatility of 162.16% over the term of three years and seven months, and a risk free rate of 0.36%. The fair value of the July 2011 MHR Waiver Warrants decreased by $0.03 million for the year ended December 31, 2012 and $0.5 million from the commitment date of July 6, 2011 through December 31, 2011 which has been recorded in the statements of operations.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.    Income Taxes

The components of our income tax expense in 2012 and 2011 are as follows:

	2012	2011
Current Tax Expense (Benefit)
Federal	$—	$—
State	$(2,974)	$—

	$(2,974)	$—

Deferred Tax Expense (Benefit)
Federal	$—	$—
State	$—	$—

	$—	$—

Total Tax Expense (Benefit)	$(2,974)	$—

We recognized an approximate $3.0 million income tax benefit as a result of proceeds from the sale of $36 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

As of December 31, 2012, we have available unused federal net operating loss (NOL) carry-forwards of $349.8 million, of which $1.1 million and $15.6 million will expire in 2012 and 2013, respectively, with the remainder expiring in various years from 2019 to 2032. We have New York State NOL carry-forwards of $290.5 million, which will expire in 2013 through 2032. We have New Jersey NOL carry-forwards of $26.4 million, which will expire in 2014 through 2019. As of December 31, 2012, we have research and development tax credit carry-forwards of $11 million of which $0.5 million and $0.7 million will expire in various years from 2019 to 2032.

The effective rate differs from the statutory rate of 34% for 2012, 2011 and 2010 primarily due to the following:

	2012	2011	2010
Statutory Rate on pre-tax book loss	-34.00%	-34.00%	-34.00%
Stock option issuance	1.22%	-0.36%	0.19%
Disallowed interest	12.05%	-3.45%	9.96%
Derivatives	-56.26%	64.49%	14.13%
Expired net operating losses and credits	61.64%	-13.35%	1.53%
State Tax benefit of Sale of NJ NOL	-60.67%	0.00%	0.00%
True-ups and adjustments	5.29%	0.81%	0.01%
Change in federal valuation allowance	10.06%	-14.14%	8.18%

	-60.67%	0.00%	0.00%

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets and valuation allowance:
Current deferred tax asset:
Accrued liabilities	$59	$48
Valuation allowance	(59)	(48)

Net current deferred tax asset	$—	$—

Non-current deferred tax assets:
Fixed and intangible assets	$392	$522
Net operation loss carry-forwards	120,497	121,547
AMT credit carry-forwards	74	74
Capital loss and charitable carry-forwards	2,749	2,749
Research and experimental tax credits	10,986	11,468
Stock compensation	360	1,007
Deferred revenue	12,627	12,618
Interest	6,686	4,889
Valuation allowance	(154,371)	(154,874)

Net non-current deferred tax asset	$0	$0

Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code. We performed an analysis and determined that the Net operating losses and research and development expenses are not limited under Section 382. The net deferred tax asset has been fully offset by a valuation allowance due to our history of taxable losses and uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

We apply the provisions of ASC 740-10-25. ASC 740-10-25 which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at December 31, 2012.

The Company’s 2009, 2010 and 2011 Federal, New York and New Jersey tax returns remain subject to examination by the respective taxing authorities. In addition, net operating losses and research tax credits arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

11.    Stockholders’ Deficit

Our certificate of incorporation provides for the issuance of 2,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of December 31, 2012 and 2011, there were no shares of preferred stock outstanding.

We have a stockholder rights plan in which Preferred Stock Purchase Rights (the “Rights”) have been granted at the rate of one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock (“Series A Preferred Stock”) at an exercise price of $80 for each share of our common stock. The Rights expire on April 7, 2016.

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

As a result of the Rights dividend, the Board of Directors designated 200,000 shares of preferred stock as Series A Preferred Stock and on June 5, 2012, the Company filed a Certificate of Increase of Series A Preferred Stock, increasing the number of shares of the Company’s Series A Preferred Stock from 200,000 to 1,000,000. Holders of Series A Preferred Stock will be entitled to a preferential cumulative quarterly dividend of the greater of $1.00 per share or 100 times the per share dividend declared on our common stock. Shares of Series A Preferred Stock have a liquidation preference, as defined, and each share will have 100 votes and will vote together with the common shares.

On June 5, 2012, the Company filed with the Secretary of the State of Delaware a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of common stock from 100,000,000 to 200,000,000 shares and increasing the number of authorized shares of preferred stock from 1,000,000 to 2,000,000 shares.

12.    Stock-Based Compensation Plans

Total compensation expense recorded during the years ended December 31, 2012, 2011 and 2010 for share-based payment awards was $0.3 million, $0.3 million and $0.8 million, respectively, of which $0.1 million, $0.06 million and $0.1 million is recorded in research and development and $0.2 million, $0.2 million and $0.7 million is recorded in general and administrative expenses in the statement of operations. At December 31, 2012, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $0.3 million, which is expected to be recognized over a weighted-average period of 2.0 years. No tax benefit was realized due to a continued pattern of operating losses. We have a policy of issuing new shares to satisfy share option exercises. No options were exercised during the year ended December 31, 2012 and ten thousand options were exercised during the year ended December 31, 2011. Cash received from options exercised totaled $6 thousand for the year ended December 31, 2011.

During the year ended December 31, 2012, the Company granted 2,736,750 options which included 2,000,000 to Alan Rubino, 45,000 options to Michael Garone, 30,000 options to Gary Riley, 215,000 options to Timothy Rothwell, 90,000 options each to Timothy McInerney and Jacob Plotsker and 40,000 options each to Dr. Mark Rachesky, Dr. Michael Weiser, and John Harkey.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The following weighted-average assumptions were used for grants made under the stock option plans for the years ended December 31, 2012, 2011 and 2010:

	2012
	Directors	Executives	Employees
Expected volatility	120.0-125.6%	121.9-131.1%	121.9%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.04-1.38%	0.99-1.07%	0.99%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

	2011
	Directors	Executives	Employees
Expected volatility	83.7%	82.7%	82.7%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.34%	2.10%	2.10%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

	2010
	Directors	Executives	Employees
Expected volatility	95.5%	85.7%	85.7%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	2.17%	3.14%	3.20%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

Stock Option Plans.    On April 20, 2007, the stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of 3,275,334 shares as follows: 2,500,000 new shares, 374,264 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors (the “Directors Stock Plan”). In addition, shares cancelled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan, once registered. As of December 31, 2012 189,878 shares remain available for issuance under the 2007 Plan. Generally, the options vest at the rate of 20% per year and expire within a five-to-ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company’s other active Stock Option Plan is the 2002 Broad Based Plan (the “2002 Plan”). Under the 2002 Plan, a maximum of 160,000 shares are authorized for issuance to employees in the form of either incentive stock options (“ISOs”), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. As of December 31, 2012, 160,000 shares remain available for issuance under the 2002 Plan.

The Company also has grants outstanding under its expired and terminated 2000 Stock Option Plan (the “2000 Plan”). Under our 2000 Plan a maximum of 1,945,236 shares of our common stock were available for issuance. The 2000 Plan was available to employees, directors and consultants. The 2000 Plan provides for the grant of either ISOs, as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. Generally, the options vest at the rate of 20% per year and expire within a five- to ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans.

Transactions involving stock options awarded under the Plans described above during the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2009	2,734,736	$6.29	6.8
Granted	662,750	$1.41
Expired	(183,500)	$37.99
Forfeited	(48,120)	$1.31

Outstanding at December 31, 2010	3,165,866	$3.51	6.9	$46
Granted	309,000	$1.24
Exercised	(10,000)	$0.62
Expired	(110,266)	$13,92
Forfeited	(185,970)	$1.82

Outstanding at December 31, 2011	3,168,630	$3.03	3.4	$18
Granted	2,736,750	$0.43
Expired	(1,709,020)	$3.67
Forfeited	(45,950)	$1.30

Outstanding at December 31, 2012	4,150,410	$1.07	8.4	$1,076

Vested and exercisable at December 31, 2012	1,111,606	$2.54	5.4	$16

Vested and expected to vest at December 31, 2012	3,496,447	$1.14	8.2	$952

The weighted-average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $0.10, $0.91 and $1.26, respectively.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Transactions involving stock options awarded under the Directors Stock Plan during the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2009	121,000	$15.59	2.7
Expired	(21,000)	$41.06

Outstanding at December 31, 2010	100,000	$10.24	2.2
Expired	(21,000)	$13.88

Outstanding at December 31, 2011	79,000	$9.27	1.7
Expired	(37,000)	$13.06

Outstanding at December 31, 2012	42,000	$5.93	1.9

Vested and Exercisable at December 31, 2012	42,000	$5.93	1.9	$0

Directors’ Deferred Compensation Stock Plan.    The Directors’ Deferred Compensation Stock Plan (the “Directors’ Deferred Plan”) ceased as of May 2004. Under the Director’s Deferred Plan, directors who were neither officers nor employees of Emisphere had the option to elect to receive one half of the annual Board of Directors’ retainer compensation, paid for services as a Director, in deferred common stock. An aggregate of 25,000 shares of our common stock has been reserved for issuance under the Directors’ Deferred Plan. During the years ended December 31, 2004 and 2003, the outside directors earned the rights to receive an aggregate of 1,775 shares and 2,144 shares, respectively. Under the terms of the Directors’ Deferred Plan, shares are to be issued to a director within six months after he or she ceases to serve on the Board of Directors. We recorded as an expense the fair market value of the common stock issuable under the plan. As of December 31, 2012, there are no shares issuable under this plan. No grants were awarded in 2012, 2011 and 2010, and none were outstanding as of December 31, 2012.

Non-Plan Options.    Our Board of Directors has granted options (“Non-Plan Options”), which are currently outstanding for the accounts of two consultants. The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Transactions involving awards of Non-Plan Options during the year ended December 31, 2012, 2011 and 2010 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2009	10,000	$3.64	2.0
Expired	—	—

Outstanding at December 31, 2010	10,000	$3.64	2.0
Expired	—	—

Outstanding at December 31, 2011	10,000	$3.64	2.0
Expired	(5,000)	3.15

Outstanding at December 31, 2012	5,000	$4.12	0.5

Vested and Exercisable at December 31, 2012	5,000	$4.12	0.5	$0

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

All of our collaborative agreements are subject to termination by our corporate partners without significant financial penalty to them. Milestone and upfront payments received in connection with these agreements was $0.0 million, $0.0 million and $7.0 million in the years ended December 31, 2012, 2011 and, 2010, respectively. Expense reimbursements received in connection with these agreements was $0.01 million, $0.06 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. There were no expenses incurred in connection with these agreements in the years ended December 31, 2012, 2011 and 2010, respectively. Significant agreements are described below.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2012 total deferred revenue from the GLP-1 License Agreement was $13.6 million, comprised of the $10.0 million non-refundable license fee, $2 million milestone payment and $1.6 million in support services.

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

As of December 31, 2012 total deferred revenue from the Insulins License Agreement was $5.0 million, comprised of the non-refundable, non-creditable license fee.

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

The potential aggregate milestones payable to the Company under the Salmon Calcitonin Program originally involved in excess of $14 million. To date, we have received $12.4 million in payments from Novartis under the Salmon Calcitonin Program and in light of Novartis’ 2011 decision not to pursue further clinical development or regulatory approval under the Salmon Calcitonin Program, we do not anticipate further payments. Under the terms of the Salmon Calcitonin Option Agreement and the Salmon Calcitonin License Agreement, we were entitled to receive future royalties based on sales, in the event that an sCT product would be ultimately commercialized by Novartis. In light of Novartis’ decision, we do not anticipate receiving any royalties in the future. In the likely event that Novartis determines to terminate the Salmon Calcitonin Option Agreement and the Salmon Calcitonin License Agreement, we will reacquire the rights to our technology licensed to Novartis thereunder.

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

Genta Agreement.

In March 2006, we entered into a collaborative agreement with Genta to develop an oral formulation of a gallium-containing compound. Under the terms of the agreement, we would be eligible for future milestone payments totaling up to a maximum of $24.3 million under this agreement. On August 2, 2012, Genta Incorporated filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. We will monitor circumstances to determine whether the agreement may still yield future value.

14.    Defined Contribution Retirement Plan

We have a defined contribution retirement plan (the “Retirement Plan”), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Retirement Plan. We have agreed to make discretionary contributions to the Retirement Plan. For the years ended December 31, 2012, 2011 and 2010, we made contributions to the Retirement Plan totaling approximately $0.04 million, $0.07 million and $0.07 million, respectively.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

15.    Net Income (Loss) Per Share

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net (loss) income	$(1,928)	$15,051	$(56,909)

Basic (loss) income per common share:
Weighted average common shares outstanding, basic	60,687,478	56,292,511	46,206,803

Basic net (loss) income per share	$(0.03)	$0.27	$(1.23)

Diluted (loss) income per common share:
Weighted average common shares outstanding, basic	60,687,478	56,292,511	46,206,803
Options to purchase common shares	—	293,248	—
Outstanding warrants and options to purchase warrants	—	2,695,566	—

Weighted average common shares outstanding, diluted	60,687,478	59,281,325	46,206,803
Diluted net (loss) income per share	$(0.03)	$0.25	$(1.23)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net (loss) income per share because their effect was anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Options to purchase common shares	1,524,160	1,833,130	2,477,037
Outstanding warrants and options to purchase warrants	17,443,727	1,265,000	11,832,826
MHR note payable	8,353,518	7,447,995	6,675,512

	27,321,407	10,546,125	20,985,375

16.    Commitments and Contingencies

Commitments.

We lease office space at 240 Cedar Knolls Road, Cedar Knolls, NJ under a non-cancellable operating lease expiring in 2013.

We lease office space at 4 Becker Farm Road, Roseland, NJ under a non-cancellable operating lease expiring in 2017.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, future minimum rental payments are as follows:

Years Ending December 31,
(In thousands)
2013	$135
2014	117
2015	136
2016	148
2017	74

Total	$610

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $0.3 million, $0.3 million and $0.3 million, respectively. Additional charges under this lease for real estate taxes and common maintenance charges for the years ended December 31, 2012, 2011 and 2010, were $0.01 million, $0.03 million and $0.3 million, respectively.

In accordance with the lease agreement in Cedar Knolls, NJ, the Company has entered into a standby letter of credit in the amount of $246 thousand as a security deposit. The standby letter of credit is fully collateralized with a time certificate of deposit account in the same amount. The certificate of deposit has been recorded as a restricted cash balance in the accompanying financials. As of December 31, 2012, there are no amounts outstanding under the standby letter of credit.

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies.    In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2012.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.    Summarized Quarterly Financial Data (Unaudited)

Following are summarized quarterly financial data (unaudited) for the years ended December 31, 2012 and 2011:

	2012
	March 31	June 30	September 30	December 31
	(In thousands)
Total revenue	$—	$—	$—	$—
Operating loss	(1,765)	(1,421)	(1,474)	(2,161)
Net income (loss)	(736)	2,768	(4,587)	627

Net income (loss) per share, basic	$(0.01)	$0.05	$(0.08)	$0.01
Net income (loss) per share, diluted	$(0.01)	$0.05	$(0.08)	$0.01

	2011
	March 31	June 30	September 30	December 31
	(In thousands)
Total revenue	$—	$—	$—	$—
Operating loss	(2,050)	(2,226)	(1,531)	(2,330)
Net income (loss)	10,999	1,842	(17,606)	19,816

Net income (loss) per share, basic	$0.21	$0.04	$(0.29)	$0.33
Net income (loss) per share, diluted	$0.19	$0.03	$(0.29)	$0.30

18.    Fair Value

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

December 31, 2012:	Level 2	Level 3	Total
	(in thousands)	(in thousands)	(in thousands)
Derivative instruments	$1,780	$309	$2,089

December 31, 2011:	Level 2	Level 3	Total
	(in thousands)	(in thousands)	(in thousands)
Derivative instruments	$2,487	$7,712	$10,199

Level 3 financial instruments consist of common stock warrants common stock warrants and embedded conversion features. The fair value of these warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations to account for potential adjustments that could occur in connection with the contractual terms of said instruments, based on various circumstances that could arise during the remaining term of the instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model inputs to calculate the value of the derivative at the reporting date. The Company adopted the disclosure requirements of ASU 2011-04, Fair Value Measurements, during the quarter ended March 31, 2012. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the MHR Convertible Notes and MHR 2010 Warrants, which was estimated to be 2% and 40%, respectively, at December 31, 2012 and 40% for both the MHR Convertible Notes and MHR 2010 Warrants at December 31, 2011. These estimates of the

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Beginning Balance	$7,712	$13,306
Change in fair value	(7,403)	(5,594)

Ending Balance	$309	$7,712

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, as of the end of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s system of internal controls over financial reporting during the three month period ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

McGladrey LLP, our independent registered public accounting firm, has issued a report on the effectiveness of internal over financial reporting as of December 31, 2012, which report is included herein at page 47.

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

Director and Executive Officer Information

Information regarding those directors serving unexpired terms and our current Executive Officers, as such term is defined in Regulation S-K under the Exchange Act, all of whom are currently serving open-ended terms, including their respective ages, the year in which each first joined the Company and their principal occupations or employment during the past five years, is provided below:

Name	Age	Year Joined Emisphere	Position with the Company
Alan L. Rubino(1)	58	2012	President and Chief Executive Officer, Class II Director
Michael R. Garone(2)	54	2007	Vice President, Chief Financial Officer and Corporate Secretary
John D. Harkey, Jr.	52	2006	Class I Director
Timothy McInerney	52	2012	Class II Director
Jacob M. Plotsker	45	2012	Class II Director
Mark H. Rachesky, M.D.	54	2005	Class III Director
Timothy G. Rothwell(3)	62	2009	Chairman of the Board of Directors, Class I Director
Michael Weiser, M.D., Ph.D.	50	2005	Class III Director

(1)	On September 13, 2012, Alan L. Rubino joined the Company as President and Chief Executive Officer and, in connection therewith, Mr. Rubino was appointed as a Class II Director of the Company.

(2)	On September 13, 2012, Michael R. Garone concluded his tenure as Interim Chief Executive Officer of the Company.

(3)	On September 13, 2012, Timothy G. Rothwell became Chairman of the Board of Directors of the Company

Alan L. Rubino joined the Emisphere on September 13, 2012 as President and Chief Executive Officer and, in connection therewith, was appointed as a Class II Director of the Company. His career spans over 30 years at every level of the biopharmaceutical industry. From October 2010 until July 2012, he served as Chief Executive Officer and President of New American Therapeutics, Inc., where he and his team presided over a venture that was focused on the acquisition, marketing, and ultimate sale of Denavir, a leading Rx topical therapeutic for HSV-1 cold sore treatment. From February 2008 to September 2010, Mr. Rubino was CEO and President of Akrimax Pharmaceuticals, where he acquired two Rx launch products, NitroMist and Tirosint, which are actively marketed and in growth phases today. Prior to 2008, he was President and Chief Operating Officer of the Pharmos Corporation, which was a development-stage publicly-held firm, where he led the transformation of the company through the acquisition of Vela Pharmaceuticals. Mr. Rubino also spent four years in senior executive leadership positions on the strategic services side at both Cardinal Health and PDI, Inc., both public companies that provided high-level outsourcing offerings to the pharmaceutical industry. A major portion of Mr. Rubino’s career includes twenty-four years spent at Hoffmann-La Roche, where he served as a corporate officer and member of the US Executive Committee and held a variety of key senior executive positions with broad general management responsibilities leading major business units and operations, marketing, business development, alliance management, human resources, and supply chain/manufacturing. At Hoffmann-La Roche, Mr. Rubino led many key top level executive initiatives and presided over numerous commercial product launches across a spectrum of therapeutic areas, including the introduction of the world’s first biological product in Roferon-A [alfa-interferon 2a]. Currently, Mr. Rubino serves of the Boards of Directors and is Chairman of the Compensation Committee of Aastrom Biosciences (NASDAQ: ASTM), and on the Board of Directors of Genisphere, Inc., and serves on the Rutgers Business School Board of Advisors.

Michael R. Garone joined Emisphere in 2007 as Vice President and Chief Financial Officer. Mr. Garone has also served as the Company’s Corporate Secretary since October 2008. Mr. Garone previously served as Interim Chief Executive Officer and Chief Financial Officer of Astralis, Ltd. (OTCBB: ASTR.OB). Prior to that, Mr. Garone was with AT&T (NYSE: T) for 20 years, where he held several positions, including Chief Financial Officer of AT&T Alascom. Mr. Garone received an MBA from Columbia University and a BA in Mathematics from Colgate University. From February 28, 2011 until September 13, 2012, Michael R. Garone served as Interim Chief Executive Officer of the Company.

John D. Harkey, Jr. has been Director of the Company since April 2006. Mr. Harkey serves as Consolidated Restaurant Operations, Inc.’s (CRC) Chairman and Chief Executive Officer. He is the majority shareholder of privately-held CRC and its subsidiaries, related companies and joint ventures. CRC operates a total of 117 full-service restaurants including 28 franchise restaurants and employs 4,500 people in 18 states and in England, Dubai, Saudi Arabia, Abu Dhabi and Cairo, Egypt. CRC serves approximately 14 million meals per year. CRC currently operates and franchises casual dining restaurants Cantina Laredo, El Chico, Black Oak Grill, Good Eats and Lucky’s, and fine dining steakhouses III Forks, Cool River Café and Silver Fox Steakhouse. Mr. Harkey has over 25 years experience as a private investor concentrating in the acquisition, consolidation and management of both public and private companies. He has also merged, acquired and/or operated companies in a variety of other industries including real estate, wholesale healthcare products, wholesale farm and ranch products, petrochemical services, self-storage warehousing, ATM processing services, telecommunications and software development. He currently serves on the Board of Directors and Audit Committees of Loral Space & Communications, Inc. (NASDAQ:LORL), and Energy Transfer Equity, LP (NYSE:ETE), and ETE’s Compensation Committee, Board of Directors of Leap Wireless International, Inc. (NASDAQ:LEAP), serves as Chairman of the Board of Regency Energy Partners, (NYSE: RGP), and on the Board of Directors of the Baylor Health Care System Foundation. He also serves on the President’s Development Council of Howard Payne University, the Executive Board of Circle Ten Council of the Boy Scouts of America, the CEO Advisory Board of Dallas Arboretum and is a member of the World Presidents’ Organization. Mr. Harkey obtained a B.B.A. with honors in finance and, a J.D. from the University of Texas at Austin and a M.B.A. from Stanford University School of Business. Mr. Harkey’s entrepreneurial background and his business and leadership experiences in a range of different industries make him an asset to our Board of Directors.

Timothy McInerney has been a Director of the Company since March 2012. Mr. McInerney is a principal at Two River and a Partner of Riverbank Capital Securities, Inc. From 1992 to March 2007, Mr. McInerney was a Managing Director of Paramount BioCapital, Inc. where he oversaw the overall distribution of Paramount’s private equity product. Prior to 1992, Mr. McInerney was a research analyst focusing on the biotechnology industry at Ladenburg, Thalman & Co. Prior to that, Mr. McInerney held equity sales positions at Bear Stearns & Co. and Shearson Lehman Brothers, Inc. Mr. McInerney also worked in sales and marketing for Bristol-Myers Squibb. Mr. McInerney is currently Chairman of the Board of Directors of Insite Vision, Inc., (OTCBB: INSV), and is a member of the Board of Directors of ZIOPHARM, Inc., (NASDAQ: ZIOP), and Edgemont Pharmaceuticals, LLC. He formerly served on the Board of Directors of Manhattan Pharmaceuticals, Inc., (OTCBB: TGTX). Mr. McInerney received his B.S. in pharmacy from St. John’s University at New York. He also completed a post-graduate residency at the New York University Medical Center in drug information systems. Mr. McInerney’s knowledge of the pharmaceutical industry and capital markets, and affiliations with the financial community make him an asset to our Board of Directors.

Jacob Plotsker has been a director of the Company since March 2012. Mr. Plotsker is currently owner of Cambridge Sage Group, LLC, a consulting firm focused on strategic consulting to pharmaceutical companies. He previously served as Senior Director, Commercial Operations and Head of Marketing for Teva Pharmaceuticals Women’s Health Division. Prior to joining Teva in 2009, Mr. Plotsker was Senior Director, US and Global Marketing at Schering-Plough Corp (previously Organon BioSciences prior to being acquired by Schering-Plough Corp, which was subsequently acquired by Merck & Co., Inc) where he was responsible for commercialization of marketed brands and launch strategy for brands in development. From 1990 to 2006, Mr. Plotsker served in various Finance and Marketing roles at Pfizer, Inc. including Director/Team Leader of the company’s Antifungal Franchise. From 1989 to 1990, Mr. Plotsker was an Accountant at Deloitte & Touche. Mr. Plotsker holds a Bachelor of Arts degree in Accounting & Information Systems from Queens College of the

City University of New York, a Master of Business Administration in Marketing and Finance from New York University—Stern School of Business, and completed the Executive Development Program in General Management at the University of Chicago—Booth School of Business. Mr. Plotsker serves on the Board of Directors of Sharsheret, a nonprofit 501(c)3 organization providing support and resources to young women living with breast cancer. Mr. Plotsker’s experiences in marketing and product commercialization in the pharmaceutical industry, and his affiliations with industry and healthcare related organizations make him an asset to our Board of Directors.

Mark H. Rachesky, M.D. has been a director of the Company since 2005. Dr. Rachesky is the President of MHR Fund Management LLC and investment manager of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments. Dr. Rachesky is currently the Non-Executive Chairman of the Board of Directors of Loral Space & Communications Inc. (NASDAQ:LORL), Lions Gate Entertainment Corp. (NYSE: LGF), Leap Wireless International, Inc. (NASDAQ: LEAP) and Telesat Canada, and also serves on the Board of Directors of Navistar International Corporation (NYSE:NAV). He formerly served on the Board of Directors of Neose Technologies, Inc (NASDAQ: NTEC) and of Nationshealth, Inc. (formerly quoted on OTCBB:NHRX). Dr. Rachesky is a graduate of Stanford University School of Medicine and Stanford University School of Business. Dr. Rachesky graduated from the University of Pennsylvania with a major in Molecular Aspects of Cancer. Dr. Rachesky’s extensive investing and financial background, his thorough knowledge of capital markets and his training as an M.D., make him an asset to our Board of Directors.

Timothy G. Rothwell, has been a director of the Company since November 2009 and Chairman of the Board of Directors since September 2012. Mr. Rothwell is the former Chairman of Sanofi-Aventis U.S. From February 2007 to October 2009, Mr. Rothwell served as Chairman of Sanofi-Aventis U.S. From September 2004 to February 2007, Mr. Rothwell was President and Chief Executive Officer of that company, overseeing all domestic commercial operations as well as coordination of Industrial Affairs and Research and Development activities. From May 2003 to September 2004, Mr. Rothwell was President and Chief Executive Officer of Sanofi-Synthelabo, Inc. and was instrumental in the formation of Sanofi-Aventis U.S. in 2004. Prior to that, from January 1998 to May 2003, he served in various capacities at Pharmacia, including as President of the company’s Global Prescription Business. From January 1995 to January 1998, Mr. Rothwell served as worldwide President of Rhone-Poulenc Rorer Pharmaceuticals and President of the company’s Global Pharmaceutical Operations. In his long career, Mr. Rothwell has also served as Chief Executive Officer of Sandoz Pharmaceuticals, Vice President, Global Marketing and Sales at Burroughs Wellcome, and Senior Vice President of Marketing and Sales for the U.S. for Squibb Corporation. Mr. Rothwell holds a Bachelor of Arts from Drew University and earned his J.D. from Seton Hall University. He formerly served on the PhRMA Board of Directors, as well as the Institute of Medicine’s Evidence-Based Medicine roundtable, the CEO Roundtable on Cancer, the Healthcare Businesswomen’s Association Advisory Board, the Board of Trustees for the Somerset Medical Center Foundation, the Board of Trustees for the HealthCare Institute of New Jersey, as a Trustee of the Corporate Council for America’s Children at the Children’s Health Fund, the Board of Directors of Agenus (NASDAQ: AGEN), the Board of Directors of New American Therapeutics, and on the Board of Visitors for Seton Hall Law School. Presently, he is Chairman of the Board of Directors of Archimedes Pharma Ltd., Chairman of the Board of Directors of the PheoPara Alliance, a nonprofit 501(c)3 organization. Mr. Rothwell’s broad business and leadership experiences in the pharmaceutical industry and his affiliations with industry, educational and healthcare related organizations make him an asset to our Board of Directors.

Michael Weiser, M.D., Ph.D. has been a director of the Company since 2005. Dr. Weiser is currently founder and co-chairman of Actin Biomed, a New York based healthcare investment firm advancing the discovery and development of novel treatments for unmet medical needs. Prior to joining Actin Biomed, Dr. Weiser was the Director of Research at Paramount BioCapital where he was responsible for the scientific, medical and financial evaluation of biomedical technologies and pharmaceutical products under consideration for development. Dr. Weiser completed his Ph.D. in Molecular Neurobiology at Cornell University Medical College and received his M.D. from New York University School of Medicine. He performed his post-graduate medical training in the Department of Obstetrics and Gynecology at New York University Medical Center. Dr. Weiser also completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience at New York University School of Medicine and received his B.A. in Psychology from University of Vermont. Dr. Weiser is a member of The National Medical Honor Society, Alpha Omega Alpha, American Society of Clinical Oncology, American Society of Hematology and Association for Research in Vision and Ophthalmology. In addition, Dr. Weiser has received awards for both academic and professional excellence and is published extensively in both medical and scientific journals. Dr. Weiser currently serves on the board of directors of Chelsea Therapeutics International, (NASDAQ: CHTP), and Ziopharm Oncology, Inc., (NASDAQ: ZIOP), as well as several privately held companies. Dr. Weiser formerly served on the Board of Directors of Manhattan Pharmaceuticals, Inc., (OTCBB: TGTX), Hana Biosciences, Inc., (currently know as Talon Therapeutics, Inc., OTCBB: TLON.OB), and Vioquest Pharmaceuticals, Inc., (VOQP:OTC US). Dr. Weiser has an M.D. and a Ph.D., and his scientific, business and financial experiences, as well as his knowledge of the healthcare industry, capital markets, pharmaceutical products and biomedical technology development make him an asset to our Board of Directors.

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

Code of Conduct for Officers and Employees and Code of Business Conduct and Ethics for Directors

The Company has a Code of Conduct that applies to all of our officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions) and employees as well as a Code of Business Conduct and Ethics that applies specifically to the members of the Board of Directors. The directors are surveyed annually regarding their compliance with the policies as set forth in the Code of Business Conduct and Ethics for Directors. The Code of Conduct and the Code of Business Conduct and Ethics for Directors are available on the Corporate Governance section of our website at www.emisphere.com. The contents of our website are not incorporated herein by reference and the website address provided in this annual report is intended to be an inactive textual reference only. The Company intends to disclose on its website any amendment to, or waiver of, a provision of the Code of Conduct that applies to the Chief Executive Officer, Chief Financial Officer, or Controller. Our Code of Conduct contains provisions that apply to our Chief Executive Officer, Chief Financial Officer and all other finance and accounting personnel. These provisions comply with the requirements of a company code of ethics for financial officers that were promulgated by the SEC pursuant to the Exchange Act.

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

The Audit Committee

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee operates under a written charter adopted by the Board of Directors. The Audit Committee has reviewed the relevant standards of the Sarbanes-Oxley Act of 2002, the rules of the SEC, and the corporate governance listing standards of the NASDAQ regarding committee policies. The committee intends to further amend its charter, if necessary, as the applicable rules and standards evolve to reflect any additional requirements or changes. The updated Audit Committee charter can be found on our website at www.emisphere.com. The contents of our website are not incorporated herein by reference and the website address provided in this Report is intended to be an inactive textual reference only.

The Audit Committee is currently comprised of Timothy McInerney, (chairman), who was appointed to the Committee on September13, 2012, Jacob M. Plotsker, and Michael Weiser, M.D., Ph.D. All of the members of the Audit Committee meet the independence requirements under the applicable provisions of the Exchange Act and regulations promulgated thereunder and the relevant NASDAQ Listing Rules. The Board of Directors has determined that the Company does not currently have an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, serving on the Audit Committee, as a result of the recent resignation of the previously designated audit committee financial expert from the Audit Committee.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table — 2012, 2011 and 2010

The following table sets forth information regarding the aggregate compensation Emisphere paid during 2012, 2011 and 2010 to our Principal Executive Officer, our Principal Financial Officer, and the two other highest paid Executive Officers:

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation($)		Total ($)
Alan L. Rubino(3),	2012	120,000	0	0	144,885	3,600	(4)	268,485
President and CEO
Michael R. Garone,	2012	244,785	0	0	7,982	0		252,767
Chief Financial Officer and Corporate Secretary(5)	2011	243,214	0	0	27,600	0		270,814
	2010	241,374	0	0	19,445	0		260,819
M. Gary I. Riley DVM, PhD,(6)	2012	282,035	0	0	5,321	0		287,356
VP of Non-Clinical Development and Applied Biology	2011	280,225	0	0	18,400	0		298,625
	2010	278,104	0	0	19,445	0		297,549

(1)	The named executive officers, as defined in Regulation S-K, Item 402(a)(3), of the Company for the year ended December 31, 2012 were as follows: Mr. Rubino, Mr. Garone and Mr. Riley.

(2)	Amounts shown in this column represent the aggregate grant date fair value of stock option awards granted during the respective year computed in accordance with Financial Accounting Standards Board ASC Topic 718. This compares to prior years, during which amounts in these columns have represented the expensed accounting value of such awards. For assumptions used in the valuation of these awards please see Note 12 to our Financial Statements for the fiscal year ended December 31, 2012.

(3)	On September 13. 2012 Mr. Rubino joined the company as President and Chief Executive Officer.

(4)	All other compensation for Mr. Rubino represents an allowance for the use of a personal automobile in accordance with the terms of his employment contract.

(5)	On September 13, 2012, Mr. Garone concluded his tenure as Interim Chief Executive Officer of the Company.

(6)	On December 31, 2012, Mr. Riley executed a separation agreement with the company and executed an independent consulting agreement with the company effective January 1, 2013.

Compensation Discussion And Analysis

Executive Summary—

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

Elements of compensation and how they are determined — The key elements of the executive compensation package are base salary (as determined by the competitive market and individual performance), the executive long term disability plan and other health and welfare benefits and long-term incentive compensation in the form of periodic stock option grants. The base salary (excluding payment for accrued but unused vacation) for the named Executive Officers for 2013 ranged from $265,000 for its Vice President and Chief Financial Officer to $400,000 for its President and Chief Executive Officer. In determining the compensation for each named Executive Officer, the Company generally considers (i) data from outside studies and proxy materials regarding compensation of executive officers at companies believed to be comparable, (ii) the input of other directors and the President and Chief Executive Officer (other than for his own compensation) regarding individual performance of each named executive officer and (iii) qualitative measures of Emisphere’s performance, such as progress in the development of the Company’s technology, the engagement of corporate partners for the commercial development and marketing of products, effective corporate governance, fiscal responsibility, the success of Emisphere in raising funds necessary to conduct research and development, and the pace at which the Company continues to advance its technologies in various clinical trials. Our board of directors and Compensation Committee’s consideration of these factors is subjective and informal. However, in general, it has determined that the compensation for executive officers should be competitive with market data reflected within the 50th-75th percentile of biotechnology companies for corresponding senior executive positions. Compensation levels were derived from the compensation plan set in 2006 and were based in part by information received from executive compensation consultants, Pearl Myer and Partners, based in New York, N.Y. Compensable factors benchmarked include market capitalization, head count and location. While the Company has occasionally paid cash bonuses in the past, there is no consistent annual cash bonus plan for named executive officers. When considering the compensation of the Company’s President and Chief Executive Officer, the Company receives information and analysis prepared or secured by the Company’s outside executive compensation experts and survey data prepared by human resources management personnel as well as any additional outside information it may have available. In addition, the board of directors and Compensation Committee of the Company considered the approval by our stockholders, on an advisory basis, of the compensation of our named executive officers at our most recent annual meeting of stockholders on May 31, 2012 in determining that our executive compensation is in line with our competitive position in the marketplace and appropriately designed to reward executives for their contributions toward overall business performance that ultimately enhances stockholder value.

The compensation program also includes periodic awards of stock options. The stock option element is considered a long-term incentive that further aligns the interests of executives with those of our stockholders and rewards long-term performance and the element of risk. Stock option awards are made at the discretion of the Board of Directors based on its subjective assessment of the individual contribution of the executive to the attainment of short and long-term Company goals, such as collaborations with partners, attainment of successful milestones under such collaborations and other corporate developments which advance the progress of our technology and drug candidates. Option grants, including unvested grants, for our named executive officers range from 165,000 for our Vice President of Non-Clinical Development and Applied Biology, 190,000 for our current Vice President, Chief Financial Officer and Corporate Secretary, to 2,000,000 for our President and Chief Executive Officer, as indicated in the accompanying tables. Stock option grants to named executive officers in 2011 were made in connection with the annual compensation review. With the exception of grants made to the Company’s President and Chief Executive Officer, Alan L. Rubino, (described below in “Employment Agreements and Potential Payments Upon Termination or Change-in-Control”), the Company’s policy with respect to stock options granted to executives is that grant prices should be equal to the fair market value of the common stock on the date of grant, that employee stock options should generally vest over a three to five-year period and expire in ten years from date of grant, and that options previously granted at exercise prices higher than the current fair market value should not be re-priced. Once performance bonuses or awards are issued, there are currently no policies in place to reduce, restate or otherwise adjust awards if the relevant performance measures on which they are based are restated or adjusted. The Company has no policy to require its named executive officers to hold any specific equity interest in the Company. The Company does not offer its named executive officers any nonqualified deferred compensation, a defined benefit pension program or any post retirement medical or other benefits.

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

Grants of Plan-Based Awards — 2012

The following table sets forth information regarding grants of plan-based awards in 2012:

	All Other
Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
Alan L. Rubino,	9/13/2012	2,000,000	(2)	$0.5225	1,045,000
President and Chief Executive Officer(1)
Michael R. Garone, VP,	5/31/2012	45,000	(3)	$0.1990	8,955
Chief Financial Officer and Corporate Secretary
M. Gary I. Riley DVM,	5/31/2012	30,000	(4)	$0.1990	5,970
PhD. VP, Non-Clinical Development and Applied Biology

(1)	On September 13, 2012, Alan L. Rubino joined the company as President and Chief Executive Officer.

(2)	500,000 exercisable at $0.09 as of January 1, 2013; 500,000 exercisable at $0.25 as of September 13, 2014; 500,000 exercisable at $0.75 as of September 13, 2015 and 500,000 exercisable at $1.00 as of September 13, 2016.

(3)	11,250 exercisable as of 5/31/2013 and 5/31/2014, respectively and 22,500 exercisable as of 5/31/2015.

(4)	7,500 exercisable as of 5/31/2013 and 5/31/2014, respectively and 15,000 exercisable as of 5/31/2015.

Outstanding Equity Awards at Fiscal Year-End — 2012

The following table sets forth information as to the number and value of unexercised options held by the Executive Officers as of December 31, 2012. There are no outstanding stock awards with executive officers:

Name	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Alan L Rubino	0	500,000	(1)	0	$0.09	9/13/2022
President	0	500,000	(2)	0	$0.25	9/13/2022
and Chief Executive Officer	0	500,000	(3)	0	$0.75	9/13/2022
	0	500,000	(4)	0	$1.00	9/13/2022
Michael R. Garone, VP,	75,000	0		0	$4.03	8/29/2017
Chief Financial Officer,	20,000	0		0	$0.62	4/12/2019
and Corporate Secretary	10,000	10,000	(5)	0	$1.25	1/19/2020
	7,500	22,500	(6)	0	$0.92	7/15/2021
	0	45,000	(7)	0	$0.199	5/31/2022
M. Gary I. Riley DVM,(8)	75,000	—			$4.03	11/6/2017
PhD. VP, Non-Clinical	20,000	—		0	$0.62	4/12/2019
Development and Applied Biology	10,000	10,000	(8)	0	$1.25	1/19/2020
	5,000	15,000	(8)	0	$0.92	7/15/2021
	0	30,000	(8)	0	$0.199	5/31/2022

(1)	500,000 exercisable as of 1/13/2013.

(2)	500,000 exercisable as of 9/13/2014

(3)	500,000 exercisable as of 9/13/2015

(4)	500,000 exercisable as of 9/13/2016

(5)	10,000 exercisable as of 1/19/2013

(6)	7,500 exercisable as of 7/15/2013 and 15,000 exercisable as of 7/15/2014.

(7)	11,250 exercisable as of 5/31/2013 and 5/31/2014, respectively and 22,500 exercisable as of 5/31/2015.

(8)	Pursuant to a Consulting Agreement, dated December 31, 2012, between the Company and Mr. Riley (the “Consulting Agreement”), all stock options previously granted by the Company shall continue to be effective and vest during the term of the Consulting Agreement in accordance with their respective terms, subject to any forfeiture, termination, or cancellation provision or any limitation on exercisability applicable thereto. Upon termination or expiration of the Consulting Agreement, all such stock options shall immediately cease vesting, all such options that are unvested shall terminate immediately, and all vested options shall be subject to any forfeiture, termination, or cancellation provision or any limitation on exercisability applicable thereto.

Option Exercises and Stock Vested — 2012

There were no stock options exercised by named executive officers during 2012.

Employment Agreements and Potential Payments Upon Termination or Change-in-Control

Employment Agreement with Alan L. Rubino, President and Chief Executive Officer

On September 17, 2012, in connection with his appointment to the position of President and Chief Executive Officer of the Company, effective September 13, 2012,Mr. Rubino entered into an Employment Agreement with the Company dated September 13, 2012 (the “Rubino Employment Agreement”), which provides as follows:

•

The initial term of the Rubino Employment Agreement is three years, and the agreement will automatically renew for additional one-year terms unless either party provides notice of non-renewal to the other party at least six months prior to the end of the initial term or any renewal terms.

•	The Rubino Employment Agreement provides for an annual base salary of $400,000, with eligibility to receive an annual bonus of up to $200,000.

•

Pursuant to the Rubino Employment Agreement, upon termination by the Company without Cause or by Mr. Rubino for Good Reason (as such terms are defined in the Rubino Employment Agreement), subject to the delivery by Mr. Rubino’s of a general release of claims in favor of the Company, Mr. Rubino is entitled to (i) severance payments equal to his base salary for 12 months, except in the case of termination by the Company without Cause or termination by Mr. Rubino for Good Reason within 12 months following a Change of Control (as such terms are defined in the Rubino Employment Agreement), in which case Mr. Rubino is entitled to severance payments equal to his base salary for 18 months, (ii) prorated annual bonus payments that Mr. Rubino would have received but for his termination, (iii) prorated equity compensation that Mr. Rubino would have received but for his termination, and (iv) the cost of family health insurance coverage at the same rate as contributed by the Company prior to the termination until the earlier of twelve (12) months or loss of COBRA entitlement. In addition, in the case of termination by the Company without Cause or termination by Mr. Rubino for Good Reason within 12 months following a Change of Control (as such terms are defined in the Rubino Employment Agreement), Mr. Rubino is entitled to the vesting of all 2,000,000 stock option grants awarded pursuant to the terms of the Rubino Employment, regardless of date or condition of vesting.

Employment Agreement with Michael R. Garone, Chief Financial Officer and Corporate Secretary.

On January 14, 2013, the Company entered into an Employment Agreement (the “Garone Employment Agreement”) with Michael R. Garone, the Company’s Vice President, Chief Financial Officer and Corporate Secretary. The Garone Employment Agreement provides as follows:

•

The effective date of the Garone Employment Agreement is January 14, 2013. The initial term of the Garone Employment Agreement is three years, and the agreement will automatically renew for additional one-year terms unless either party provides notice of non-renewal to the other party at least six months prior to the commencement of any renewal terms.

•	The Garone Employment Agreement provides for an annual base salary of $265,000, with eligibility to receive an annual bonus of up to $79,500.

•

Pursuant to the Garone Employment Agreement, upon termination by the Company without Cause, or by Mr. Garone for Good Reason (as such terms are defined in the Garone Employment Agreement), subject to the delivery by Mr. Garone of a general release of claims in favor of the Company, Mr. Garone is entitled to (i) severance payments equal to his base salary for 6 months, except in the case of termination by the Company without Cause or termination by Mr. Garone for Good Reason within 12 months following a Change of Control (as defined in the Garone Employment Agreement), in which case Mr. Garone is entitled to severance payments equal to his base salary for 12 months, (ii) prorated annual bonus payments that Mr. Garone would have received but for his termination, (iii) prorated equity compensation that Mr. Garone would have received but for his termination, and (iv) the cost of family health insurance coverage at the same rate as contributed by the Company prior to the termination until the earlier of twelve (12) months or loss of COBRA entitlement. In addition, in the case of termination by the Company without Cause or termination by Mr. Garone for Good Reason within 12 months following a Change of Control (as such terms are defined in the Garone Employment Agreement), Mr. Garone is entitled to the vesting of all stock option grants awarded pursuant to the terms of the Rubino Employment, regardless of date or condition of vesting.

Compensation Committee Interlocks and Insider Participation.

The current members of the Compensation Committee are Mr. McInerney, Dr. Rachesky and Dr. Weiser. No member of the Compensation Committee is or has ever been an executive officer or employee of our company (or any of its subsidiaries) and no “compensation committee interlocks” existed during fiscal year 2012. For further information about our processes and procedures for the consideration and determination of executive and director compensation, please see “Executive Compensation — Compensation Discussion and Analysis.”

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis presented herein with the management of the Company. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Form 10-K and Proxy Statement of the Company.

The Members of the Compensation Committee

Michael Weiser, M.D., Ph.D. (Chairman)

Mark H. Rachesky, M.D.

Mr. Timothy McInerney

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

The Audit Committee is currently comprised of Mr. Timothy McInerney, (chairman), Jacob M. Plotsker and Michael Weiser, M.D., Ph.D.

All of the members of the Audit Committee meet the independence requirements under the applicable provisions of the Exchange Act and regulations promulgated thereunder and the relevant NASDAQ Listing Rules. The Board of Directors has determined that the Company does not currently have an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, serving on the Audit Committee, as a result of the recent resignation of the previously designated audit committee financial expert from the Audit Committee.

On January 6, 2010, with the approval of the Audit Committee of the Company, the Company engaged McGladrey, LLP (“McGladrey”) to act as its independent registered public accounting firm. During the year ended December 2009, and in the subsequent interim periods through December 31, 2012, neither the Company nor anyone acting on its behalf had consulted with McGladrey on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Management has primary responsibility for the Company’s financial statements and the overall reporting process, including the Company’s system of internal control over financial reporting. McGladrey, the Company’s independent registered public accountants, audit the annual financial statements prepared by management, express an opinion as to whether those financial statements fairly present the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States, and report on internal control over financial reporting. McGladrey reports to the Audit Committee as members of the Board of Directors and as representatives of the Company’s stockholders.

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

On an as needed basis, the Audit Committee meets privately with McGladrey. The Audit Committee also appoints the independent registered public accounting firm, approves in advance their engagements to perform audit and any non-audit services and the fee for such services, and periodically reviews their performance and independence from management. In addition, when appropriate, the Audit Committee discusses with McGladrey plans for the audit partner rotation required by the Sarbanes-Oxley Act.

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

During the 2012 Fiscal Year, the Audit Committee of the Board of Directors reviewed and assessed:

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

The Audit Committee has reviewed the audited financial statements and has discussed them with both management and McGladrey, the independent registered public accounting firm. The Audit Committee has discussed with the independent auditors matters required to be discussed by the applicable Auditing Standards as periodically amended (including significant accounting policies, alternative accounting treatments and estimates, judgments and uncertainties). In addition, the independent auditors provided to the Audit Committee the written disclosures required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence, and the Audit Committee and the independent auditors have discussed the auditors’ independence from the Company and its management, including the matters in those written disclosures. The Audit Committee also received reports from McGladrey regarding all critical accounting policies and practices used by the Company, any alternative treatments of financial information used, generally accepted accounting principles that have been discussed with management, ramifications of the use of alternative treatments and the treatment preferred by McGladrey and other material written communications between McGladrey and management, including management letters and schedules of adjusted differences.

In making its decision to select McGladrey as Emisphere’s independent registered public accounting firm for 2012, the Audit Committee considered whether the non-audit services provided by McGladrey are compatible with maintaining the independence of McGladrey.

Based upon the review and discussions referenced above, the Audit Committee, as comprised at the time of the review and with the assistance of the Company’s Chief Financial Officer, recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and be filed with the SEC.

The Members of the Audit Committee

Mr. Timothy McInerney (Chairman)

Mr. Jacob M. Plotsker

Dr. Michael Weiser, M.D., Ph.D.

Compensation of Non-Employee Directors

A director who is a full-time employee of the Company receives no additional compensation for services provided as a director. It is the Company’s policy to provide competitive compensation and benefits necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align their interests with those of stockholders. The following represents the compensation of the non-employee members of the Board of Directors:

•

Prior to June 24, 2009, each non-employee director received, on the date of each regular annual stockholder’s meeting, a stock option to purchase 7,000 shares of our common stock under the 2007 Plan. The stock options vest on the six month anniversary of the grant date provided the director continuously serves as a director from the grant date through such vesting date. Notwithstanding the foregoing, any director who held any stock options granted before April 1, 2004 which remained unvested was ineligible to receive the annual 7,000-share stock option grant described in this paragraph unless and until all such prior options had vested. Stock options granted in 2009 have a stated expiration date of ten years after the date of grant, and are subject to accelerated vesting upon a change in control of Emisphere. If the holder of an option ceases to serve as a director, all previously granted options may be exercised to the extent vested within six months after termination of directorship (one year if the termination is by reason of death), except that, after April 1, 2004 (unless otherwise provided in an option agreement), if a director becomes an “emeritus director” of Emisphere immediately following his Board service, the vested options may be exercised for six months after termination of service as an “emeritus director.” All unvested options expire upon termination of service on the Board of Directors.

•

On May 15, 2009, in recognition of the roles and responsibilities of the Board of Directors and current market data, the non-employee members of the Board of Directors’ compensation was revised to include a special one-time grant of 50,000 options to purchase shares of common stock granted on May 15, 2009, an annual retainer of $35,000, payable quarterly in cash, and an annual stock option grant of 40,000 options to purchase shares of common stock. The annual stock option grants are granted each year on the date of the annual meeting of stockholders of the Company. The director must be an eligible director on the dates the retainers are paid and the stock options are granted. The options subject to the special one-time stock option grant and annual stock option grant would vest over three years in equal amounts on each anniversary of the grant date provided the director continuously serves as a director from the grant date through such vesting date, subject to accelerated vesting upon a change in control of Emisphere. Such options, once vested, remain exercisable through the period of the option term.

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

•

On September 13, 2012, in connection with the appointment of Timothy Rothwell as the Chairman of the Board of Directors, and upon the recommendation of the Compensation Committee, the Board of Directors approved the following compensation for Mr. Rothwell for his service as Chairman of the Board:

An annual fee of $180,000, to be paid in twelve equal monthly installments of $15,000 each.

•	A grant on September 13, 2012 of a non-qualified option (the “Initial Rothwell Option”) to purchase 175,000 shares of the Company’s common stock (the “Common Stock”) in accordance with the 2007

Plan at a purchase price equal to the market price of the Common Stock on the date of said grant, such options to vest on January 1, 2013.

•

On each of the first, second, and third anniversary of the grant of the Initial Rothwell Option, an additional grant of a non-qualified option to purchase 175,000 shares of the Common Stock in accordance with the 2007 Plan, at a price equal to the market price of the Common Stock on the date of said grant, such options to vest immediately on such date.

•	Additional committee and chairperson fees are paid as follows:

•	$10,000 audit committee chairperson fee;

•	$2,500 audit committee member fee;

•	$5,000 compensation committee chairperson fee;

•	$1,000 compensation committee member fee;

•	$2,500 governance and nominating committee chairperson fee; and

•	$500 governance and nominating committee member fee.

The director must be an eligible director on the dates such fees are paid.

Director Compensation Table — 2012

The table below represents the compensation paid to our non-employee directors during the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
John D. Harkey, Jr.	36,305	0	7,095	0	43,400
Timothy McInerney	22,521	0	19,078	0	41,599
Jacob M. Plotsker	20,720	0	19,078	0	39,798
Mark H. Rachesky, M.D.	36,500	0	7,095	0	43,595
Timothy G. Rothwell	98,315	0	21,299	0	120,314
Michael Weiser, M.D., Ph.D.	45,000	0	7,095	0	52,095

(1)	The value listed in the above table represents the fair value of the options recognized as expense under FASB ASC Topic 718 during 2012, including unvested options granted before 2012 and those granted in 2012. Fair value is calculated as of the grant date using the Black-Scholes Model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in note 12 to our audited financial statements for the year ended December 31, 2012.

The following table summarizes the aggregate number of option awards and stock awards held by each non-employee director at December 31, 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)
John D. Harkey, Jr.	7,000	0		0	8.97	5/26/2016	0	0
	7,000	0		0	3.76	4/20/2017
	7,000	0		0	3.79	8/08/2018
	75,000	0		0	0.93	5/15/2019
	26,666	13,334	(1)	0	1.20	9/16/2020
	13,333	26,667	(2)	0	1.53	9/19/2021
	0	40,000	(3)	0	0.199	5/31/2022
Timothy McInerney	0	50,000	(4)	0	0.27	3/01/2022	0	0
	0	40,000	(3)	0	0.199	5/31/2022
Jacob M. Plotsker	0	50,000	(4)	0	0.27	3/01/2022	0	0
	0	40,000	(3)	0	0.199	5/31/2022
Mark H. Rachesky, M.D.	7,000	0		0	3.76	4/20/2017	0	0
	7,000	0		0	3.79	8/08/2018
	75,000	0		0	0.93	5/15/2019
	26,666	13,334	(1)	0	1.20	9/16/2020
	13,333	26,667	(2)	0	1.53	9/19/2021
	0	40,000	(3)	0	0.199	5/31/2022
Timothy G. Rothwell	50,000	0		0	0.70	11/5/2019	0	0
	26,666	13,334	(1)	0	1.20	9/16/2020
	13,333	26,667	(2)	0	1.53	9/19/2021
	0	40,000	(3)	0	0.199	5/31/2022
	0	175,000	(5)		0.09	9/13/2022
Michael Weiser, M.D., Ph.D.	7,000	0		0	8.97	5/26/2016	0	0
	7,000	0		0	3.76	4/20/2017
	7,000	0		0	3.79	8/08/2018
	75,000	0		0	0.93	5/15/2019
	26,666	13,334	(1)	0	1.20	9/16/2020
	13,333	26,667	(2)	0	1.53	9/19/2021
	—	40,000	(3)	0	0.199	5/31/2022

(1)	13,334 exercisable as of 9/16/2013

(2)	13,333 exercisable as of 9/19/2013 and 13,334 exercisable as of 9/19/2014.

(3)	13,333 exercisable as of 5/31/2013 and 5/31/2014, respectively and 13,334 exercisable as of 5/31/2015.

(4)	16,666 exercisable as of 3/1/2013 and 16,667 exercisable 3/1/2014 and 3/1/2015, respectively

(5)	175,000 exercisable as of 1/1/2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Available For Future Issuance Under Equity Plans

The following table provides information as of December 31, 2012 about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our Board of Directors under our existing equity compensation plans, including the 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan (collectively the “Plans”) the Stock Incentive Plan for Outside Directors and the Directors Deferred Compensation Plan. For a discussion of the material features of the Plans, please see Note 12 to the Financial Statements included in this Report.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
The Plans	4,103,410	$1.02	339,718
Stock Incentive Plan for Outside Directors	42,000	5.93	0
Equity Compensation Plans not approved by Security Holders(1)	5,000	4.12	0

Total	4,150,410	$1.07	339,718

(1)	Our Board of Directors has granted options which are currently outstanding for a former consultant. The Board of Directors determines the number and terms of each grant (option exercise price, vesting and expiration date). This grant was made on July 14, 2003.

Common Stock Ownership by Directors and Executive Officers and Principal Holders

Directors and Executive Officers

The following table sets forth certain information, as of March 1, 2013, regarding the beneficial ownership of the common stock by (i) each director; (ii) each named executive officer; (iii) all of our directors and named executive officers as a group. The number of shares beneficially owned by each director or Executive Officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power (which includes power to vote, or direct the voting of, such security) or investment power (which includes power to dispose of, or direct the disposition of, such security). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into common stock within 60 days after March 1, 2013 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, all persons named as beneficial owners of common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned:

Name and Address(a)	Common Shares Beneficially Owned (b)		Common Shares Underlying Options		Percent Of Class
Alan L. Rubino (e)	500,000		500,000		*
Michael R. Garone	262,500		162,500		*
Mark H. Rachesky, M.D.	39,331,867	(c)	20,848,204	(d)	48.2%
Timothy G. Rothwell (f)	264,999		264,999		*
Michael Weiser, M.D., Ph.D.	135,999		129,586		*
John D. Harkey, Jr.	135,999		129,586		*
Timothy McInerney	16,666		16,666		*
Jacob M. Plotsker	16,666		16,666		*
All directors and executive officers as a group	40,664,696		22,068,207		49.1%

*	Less than 1%

(a)	Unless otherwise specified, the address of each beneficial owner is c/o Emisphere Technologies, Inc., 4 Becker Farm Road, Suite 103, Roseland, New Jersey,

(b)	The number of shares set forth for each Director and Executive Officer consists of direct and indirect ownership of shares, including stock options, deferred common share units, restricted stock and, in the case of Dr. Rachesky, shares of common stock that can be obtained upon conversion of convertible notes and exercise of warrants, as further described in footnotes (c) and (d) below.

(c)	This number consists of:

•	18,483,663 shares of common stock held for the accounts of the following entities:

•	6,226,054 shares held for the account of MHR Capital Partners Master Account LP (“Master Account”)

•	847,125 shares held for the account of MHR Capital Partners (100) LP (“Capital Partners (100)”)

•	3,240,750 shares held for the account of MHR Institutional Partners II LP (“Institutional Partners II”)

•	8,164,436 shares held for the account of MHR Institutional Partners IIA LP (“Institutional Partners IIA”)

•	5,298 shares held directly by Mark H. Rachesky, M.D.

•	8,721,429 shares of common stock that can be obtained by the following entities upon conversion of the Convertible Notes, including 367,909 shares of common stock issuable to the following entities as payment for accrued but unpaid interest on the Convertible Notes since the most recent interest payment date (December 31, 2012) through the date that is 60 days after March 1, 2013:

•	1,756,213 shares held by Master Account

•	240,165 shares held by Capital Partners (100)

•	1,910,903 shares held by Institutional Partners II

•	4,814,148 shares held by Institutional Partners IIA

•	11,997,776 shares of common stock that can be obtained by the following entities upon exercise of warrants:

•	2,704,898 shares held by Master Account

•	368,479 shares held by Capital Partners (100)

•	2,535,842 shares held by Institutional Partners II

•	6,388,557 shares held by Institutional Partners IIA

•	7,000 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $3.76 per share

•	7,000 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $3.79 per share

•	75,000 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $0.93 per share.

•	26,666 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $1.20 per share.

•	13,333 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $1.53 per share.

MHR Advisors LLC (“Advisors”) is the general partner of each of Master Account and Capital Partners (100), and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of each of Master Account and Capital Partners (100). MHR Institutional Advisors II LLC (“Institutional Advisors II”) is the general partner of each of Institutional Partners II and Institutional Partners IIA, and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of each of Institutional Partners II and Institutional Partners IIA. MHR Fund Management LLC (“Fund Management”) is a Delaware limited liability company that is an affiliate of and has an investment management agreement with Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA, and other affiliated entities, pursuant to which it has the power to vote or direct the vote and to dispose or to direct the disposition of the shares of common stock held by such entities and, accordingly, Fund Management may be deemed to beneficially own the shares of common stock held for the account of each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA. Dr. Rachesky is the managing member of (i) MHRC LLC, the managing member of Advisors, (ii) MHRC II LLC, the managing member of Institutional Advisors II, and (iii) MHR Holding LLC, the managing member of Fund Management, and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA.

(d)	This number consists of (i) 8,721, 429 shares of common stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon conversion of the Convertible Notes, (ii) 11,997,776 shares of common stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon exercise of warrants, (iii) 128,999 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options.

(e)	On September 13, 2012, Alan L. Rubino joined the Company as President and Chief Executive Officer, and was appointed as a Class II Director.

(f)	On September 13, 2012 Timothy Rothwell was elected Chairman of the Board of Directors of the Company.

Principal Holders of Common Stock

The following table sets forth information regarding beneficial owners of more than five (5%) percent of the outstanding shares of Common Stock as of March 1, 2013:

Name and Address	Number of Shares Beneficially Owned		Percent Of Class(a)
Bai Ye Feng 16A Li Dong Building No.9 Li Yuen Street East Central, Hong Kong	6,184,389	(b)	9.87%

Mark H. Rachesky, M.D. 40 West 57th Street, 24th Floor New York, NY 10019	39,331,867	(c)	48.2%

MHR Fund Management LLC 40 West 57th Street, 24th Floor New York, NY 10019	39,197,570	(c)	48.2%

MHR Institutional Advisors II LLC 40 West 57th Street, 24th Floor New York, NY 10019	27,054,636	(c)	35.4%

MHR Institutional Partners IIA LP 40 West 57th Street, 24th Floor New York, NY 10019	19,367,141	(c)	26.9%

MHR Advisors LLC 40 West 57th Street, 24th Floor New York, NY 10019	12,142,934	(c)	18.5%

MHR Capital Partners Master Account LP 40 West 57th Street, 24th Floor New York, NY 10019	10,687,165	(c)	16.4%

MHR Institutional Partners II LP 40 West 57th Street, 24th Floor New York, NY 10019	7,687,495	(c)	11.8%

MHRC LLC 40 West 57th Street, 24th Floor New York, NY 10019	12,142,935	(c)	18.5%

MHRC II LLC 40 West 57th Street, 24th Floor New York, NY 10019	27,054,636	(c)	35.4%

MHR Holdings LLC 40 West 57th Street, 24th Floor New York, NY 10019	39,197,570	(c)	48.2%

(a)	Applicable percentage ownership is based on 60,687,478 shares of Common Stock outstanding as of March 1, 2013. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into Common Stock within 60 days after March 1, 2013 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

(b)	Information based on Mr. Feng’s Schedule 13-G/A filed with the SEC on February 14, 2012. Mr. Feng beneficially owns an aggregate of 6,184,389 shares of common stock, consisting of 3,908,738 shares of common stock held by Mr. Feng, warrants to purchase up to 1,981,651 shares of common stock held by Mr. Feng, and 294,000 shares of common stock owned of record by Lighthouse Consulting Limited, a Hong Kong company of which Mr. Feng is a principal and therefore may be deemed to be a beneficial holder of such shares.

(c)	Information based on the beneficial owner’s Amendment Number 19 to Schedule 13D/A, filed with the SEC on January 10, 2013. Please refer to footnote “c” in the table under “Directors and Executive Officers” (above).

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Transactions with MHR

Mark H. Rachesky, M.D. is a director and member of the Company’s Compensation Committee and its Governance and Nominating Committee. Dr. Rachesky is also the managing member of (i) MHRC LLC (“MHRC”), the managing member of MHR Advisors LLC (“Advisors”), which in turn is the general partner of MHR Capital Partners Master Account LP (“Master Account”) and MHR Capital Partners (100) LP (“Capital Partners 100”); (ii) MHRC II LLC (“MHRC II”), the managing member of MHR Intuitional Advisors II LLC (“Institutional Advisors II”), which is in turn the general partner of MHR Institutional Partners II LP (“Institutional Partners II”) and MHR Institutional Partners IIA LP (“Institutional Partners IIA”); and (iii) MHR Holdings LLC (“MHR Holdings”), the managing member of MHR Fund Management LLC, (“Fund Management” and, together with MHRC, MHRC II, MHR Holdings, Advisors, Institutional Advisors II, Master Account, Capital Partners 100, Institutional Partners II, and Institutional Partners IIA, “MHR”) which is an affiliate of and has an investment management agreement with Master Account, Capital Partners 100, Institutional Partners II, and Institutional Partners IIA. In each of the transactions below with MHR that occurred during 2009, 2010, 2011, or 2012, the Company was advised by an independent committee of the Company’s Board of Directors.

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

June 2010 Notes and Warrants

In connection with the Company’s agreement with Novartis entered in June 2010 (the “Novartis Agreement”), the Company, Novartis and MHR entered into a non-disturbance agreement (the “Non-Disturbance Agreement”), pursuant to which MHR agreed to limit certain rights and courses of action that it would have available to it as a secured party under its Senior Secured Term Loan Agreement and Pledge and Security Agreement with the Company (collectively, the “Loan and Security Agreement”). Additionally, Novartis and MHR entered into a license agreement pursuant to which MHR agreed to grant a license to Novartis upon the occurrence of certain events and subject to satisfaction of certain conditions. MHR also consented to the Company entering into the Novartis Agreement, which consent was required under the Loan and Security Agreement, and agreed to enter into a agreement comparable to the Non-Disturbance Agreement at some point in the future in connection with another potential Company transaction (the “Future Transaction Agreement”). For a more detailed discussion, please see Notes 8 and 9 to our Financial Statements included herein.

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

2012 Bridge Loan.

On October 17, 2012, the Company issued a promissory note (the “Bridge Note”) to Institutional Partners IIA, Institutional Partners II, Master Account, and Capital Partners 100 (collectively, the “Bridge Lender”) in the principal amount of $1,400,000 to be advanced by the Bridge Lender to the Company pursuant to the terms thereof (the “Bridge Loan”). The Bridge Note provides for an interest rate of 13% per annum. Pursuant to the terms of the Bridge Note, the entire principal amount advanced by the Bridge Lender pursuant to the Bridge Note, plus all accrued interest thereon, is payable on demand. The obligations under the Bridge Note are secured by a first priority lien on substantially all of our assets pursuant to the terms of the Security Agreement, as further described below.

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

Ongoing Obligations Under Convertible Notes and Warrants

The MHR Convertible Notes contain provisions related to anti-dilution and redemption rights. In addition, MHR has certain rights regarding election of directors, participation in future equity financings and other related matters, which rights are set forth in the Company’s certificate of incorporation and bylaws, as amended. In addition to the warrants described above, the Company issued warrants to purchase common stock to MHR in 2007 which are still outstanding. These warrants provide for anti-dilution protection, and the fair value of the warrants is estimated at the end of each quarterly reporting period using Black-Sholes models. See Notes 8 and 9 to our Financial Statements included herein for a further discussion of MHR’s rights under the MHR Convertible Notes and warrants.

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

The Board of Directors has affirmatively determined that Mr. John D. Harkey, Jr., Mr. Timothy McInerney, Mr. Jacob M. Plotsker, Dr. Mark H. Rachesky, Mr. Timothy G. Rothwell, and Dr. Michael Weiser are independent directors within the meaning of Rule 4200 of the NASDAQ Marketplace Rules. Mr. Rubino is the sole member of the Board of Directors who is not independent. The independent directors meet in separate sessions at the conclusion of board meetings and at other times as deemed necessary by the independent directors, in the absence of Mr. Rubino. Mr. Rothwell currently serves as Chairman. Matters are explored in Committee and brought to the full Board for discussion or action.

Committees of the Board of Directors

The Board of Directors has established an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. Each of the committees of the Board of Directors acts pursuant to a separate written charter adopted by the Board of Directors.

The Audit Committee is currently comprised of Mr. McInerney (Chairman), who became a member of the Committee on March 23, 2012, and was appointed Chairman on September 13, 2012, Jacob M. Plotsker, and Dr. Weiser. All of the members of the Audit Committee meet the independence requirements under the applicable provisions of the Exchange Act and regulations promulgated thereunder and the relevant NASDAQ Listing Rules. The Board of Directors has determined that the Company does not currently have an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, serving on the Audit Committee as a result of the recent resignation of the previously designated audit committee financial expert from the Audit Committee.

The Compensation Committee is currently comprised of Dr. Weiser (Chairman),, Dr. Rachesky, and Mr. McInerney. All members of the Compensation Committee are independent within the meaning of Rule 4200 of the NASDAQ Marketplace Rules, non-employee directors within the meaning of the rules of the Securities and Exchange Commission and “outside” directors within the meaning set forth under Internal Revenue Code Section 162(m). The Compensation Committee’s responsibilities and duties are summarized in the report of the Compensation Committee and in the Compensation Committee charter also available on our website.

The Governance and Nominating Committee is currently comprised of Dr. Weiser (chairman), Dr. Rachesky, and Mr. Plotsker. All members of the Governance and Nominating Committee are independent within the meaning of Rule 4200 of the NASDAQ Marketplace Rules. The Governance and Nominating Committee’s responsibilities and duties are set forth in the Governance and Nominating Committee charter on our website. Among other things, the Governance and Nominating Committee is responsible for recommending to the board the nominees for election to our Board of Directors and the identification and recommendation of candidates to fill vacancies occurring between annual stockholder meetings.

The table below provides membership information for each committee of the Board of Directors as of March 15, 2013:

Name	Board		Audit		Compensation		Governance and Nominating
Alan L. Rubino(1)(4)	X
Mark H. Rachesky, M.D.(2)	X				X		X
Michael Weiser, M.D., Ph.D.(2)	X		X		X	*	X	*
John D. Harkey, Jr.(3)	X
Timothy G. Rothwell(3)	X	*
Timothy McInerney(4)	X		X	*	X
Jacob M. Plotsker(4)	X		X				X

*	Chair

(1)	Joined the company as President, Chief Executive Officer and Class II Director as of September 13, 2012.

(2)	Class III directors: Term as director is expected to expire in 2014.

(3)	Class I directors: Term as director is expected to expire in 2015.

(4)	Class II directors. Term as director is expected to expire in 2013.

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

Meetings Attendance

During the 2012 fiscal year, our Board of Directors held 10 meetings. With the exception of Mr. Rothwell, Mr. Plotsker, and Mr. Harkey, who each attended 9 of 10 Board meetings, and Dr. Weiser, who attended 3 of 4 Audit Committee meetings held during 2012, each director attended 100 percent of the aggregate number of Board of Directors meetings and committee meetings of which he was a member that were held during the period of his service as a director.

The Audit Committee met 4 times during the 2012 fiscal year.

The Compensation Committee met 2 times during the 2012 fiscal year.

The Governance and Nominating Committee met 2 times during the 2012 fiscal year.

The Company does not have a formal policy regarding attendance by members of the Board of Directors at the Company’s annual meeting of stockholders, although it does encourage attendance by the directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by McGladrey for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2011, respectively, and fees billed for other services rendered by McGladrey during the respective periods.

	2012	2011
Type of Fees
Audit Fees(1)	$267,000	$254,600
Audit-Related Fees(2)	11,000	30,000

	$278,000	$284,600

(1)	Audit fees for 2012 and 2011 were for professional services rendered for the audit of the Company’s financial statements for the fiscal year, including attestation services required under Section 404 of the Sarbanes-Oxley Act of 2002, and reviews of the Company’s quarterly financial statements included in its Form 10-Q filings.

(2)	Audit related fees are for services related to our registration statement on Form S-1.

The Audit Committee has determined that the non- audit services provided by McGladrey during 2012 did not impair their independence. All decisions regarding selection of independent registered public accounting firm and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit related services, tax services and other services. The committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm, where pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. For each proposed service, the independent auditor is required to provide detailed communication at the time of approval. The committee may delegate pre-approval authority to one or more of its members, who must report same to the Committee members at the next meeting. The Audit Committee, after discussion with McGladrey, agreed that any additional audit fees could be paid by us, subject to the pre-approval of the Audit Committee chairman.

The Audit Committee intends to select McGladrey to serve as independent registered public accounting firm for the fiscal year ending December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1) Financial Statements

A list of the financial statements filed as a part of this report appears on page 46.

(2)  Financial Statement Schedules

Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Financial Statements.

(3)  Exhibits

A list of the exhibits filed as a part of this report appears on pages 109 thru 115.

(b)  See Exhibits listed under the heading “Exhibit Index” set forth on page 109.

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

EMISPHERE TECHNOLOGIES, INC.

By:	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer

Date:	March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Alan L. Rubino Alan L. Rubino	President and Chief Executive Officer and Director (principal executive officer)	March 28 2013

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	March 28, 2013

/s/ Timothy McInerney Timothy McInerney	Director	March 28, 2013

/s/ Jacob M. Plotsker Jacob M. Plotsker	Director	March 28, 2013

/s/ Mark H. Rachesky, M.D., Ph.D. Mark H. Rachesky, M.D., Ph.D.	Director	March 28, 2013

/s/ Timothy G. Rothwell Timothy G. Rothwell	Director	March 28, 2013

/s/ Michael Weiser, M.D. Michael Weiser, M.D.	Director	March 28, 2013

/s/ Michael R. Garone Michael R. Garone	Chief Financial Officer (principal financial and accounting officer)	March 28 2013

EXHIBIT INDEX

Exhibit		Incorporated by Reference (1)
3.1(a)	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007	R
3.1(b)	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012	OO
3.1(c)	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012	OO
3.2(a)	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 and September 23, 2005	A, L
3.2(b)	Amendment to the Amended By-Laws of Emisphere Technologies, Inc., effective as of September 11, 2007	V
4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC	P
10.1(a)	Stock Incentive Plan for Outside Directors, as amended	C	(2)
10.1(b)	Amendment to the Amended and Restated Stock Incentive Plan for Outside Directors	Q	(2)
10.2(a)	Directors Deferred Compensation Stock Plan	E	(2)
10.2(b)	Amendment to the Directors Deferred Compensation Stock Plan	Q	(2)
10.3(a)	Emisphere Technologies, Inc. 2000 Stock Option Plan	G	(2)
10.3(b)	Amendment to Emisphere Technologies, Inc. 2000 Stock Option Plan	Q	(2)
10.4(a)	Emisphere Technologies, Inc. 2002 Broadbased Stock Option Plan	H	(2)
10.4(b)	Amendment to Emisphere Technologies, Inc. 2002 Broadbased Stock Option Plan	Q	(2)
10.5	Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	R	(2)
10.6	Amended and Restated Employment Agreement, dated April 28, 2005, between Michael M. Goldberg and Emisphere Technologies, Inc.	N	(2)
10.7	Employment Agreement dated April 6, 2007 between Michael V. Novinski and Emisphere Technologies, Inc.	S	(2)
10.8	Nonqualified Stock Option Agreement dated April 6, 2007 between Michael V. Novinski and Emisphere Technologies, Inc.	R	(2)
10.9	Form of Nonqualified Stock Option Agreement	R	(2)
10.10	Form of Incentive Stock Option Agreement	R	(2)
10.11	Form of Restricted Stock Option Agreement	R	(2)
10.12	Research Collaboration and Option Agreement dated as of December 3, 1997 between Emisphere Technologies, Inc. and Novartis Pharma AG	D	(3)
10.13	License Agreement dated as of September 23, 2004 between Emisphere Technologies, Inc. and Novartis Pharma AG, as amended on November 4, 2005	J	(3)
10.14(a)	Research Collaboration Option and License Agreement dated December 1, 2004 by and between Emisphere Technologies, Inc. and Novartis Pharma AG	J	(3)
10.14(b)	Convertible Promissory Note due December 1, 2009 issued to Novartis Pharma AG	J	(3)
10.14(c)	Registration Rights Agreement dated as of December 1, 2004 between Emisphere Technologies, Inc. and Novartis Pharma AG	J
10.15	Development and License Agreement between Genta Incorporated and Emisphere Technologies, Inc., dated March 22, 2006	O
10.16(a)	Senior Secured Loan Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005, as amended on November 11, 2005	L

Exhibit		Incorporated by Reference (1)
10.16(b)	Investment and Exchange Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.16(c)	Pledge and Security Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.16(d)	Registration Rights Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.16(e)	Amendment No. 1 to the Senior Secured Term Loan Agreement, dated November 11, 2005	M
10.16(f)	Form of 11% Senior Secured Convertible Note	L
10.16(g)	Form of Amendment to 11% Senior Secured Convertible Note	R
10.17	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	Q
10.18	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	Q
10.19	Warrant adjustment notice between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP, MHR Capital Partners Master Account, LP (formerly MHR Capital Partners (500) LP), MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners (100) LP and MHR Capital Partners Master Account LP	W
10.20	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and SF Capital Partners, Ltd.	W
10.21	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Option Opportunities Corp.	W
10.22	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Option Opportunities Corp.	W
10.23	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Montaur Capital/Platinum Life Montaur Life Sciences Fund I LLC	W
10.24	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	W
10.25	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	W
10.26	Emisphere Technologies, Inc.- Mankind Corporation Patent Purchase Agreement, dated February 8, 2008	X
10.27	Development and License Agreement, dated as of June 21, 2008, between Emisphere Technologies, Inc. and Novo Nordisk AS.	Y	(3)
10.28(a)	Lease Termination Agreement, date April 29,2009, between Emisphere Technologies, Inc. and BMR-LANDMARK AT EASTVIEW LLC	Z
10.28(b)	First Amendment to Lease Termination Agreement, dated March 17, 2010, between Emisphere Technologies, Inc. and BMR-Landmark at Eastview LLC	NN
10.29	Form of Non-Employee Director Non-Qualified Stock Option Agreement	AA	(2)
10.30	Placement Agency Agreement dated as of August 19, 2009, Between Emisphere Technologies, Inc. and Rodman & Renshaw, LLC	BB
10.31	Securities Purchase Agreement dated as of August 19, 2009, between Emisphere Technologies and the Purchasers named therein	BB
10.32	Securities Purchase Agreement dated as of August 19, 2009, between Emisphere Technologies and MHR Fund Management, LLC	BB
10.33	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	CC
10.34	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	CC

Exhibit		Incorporated by Reference (1)
10.35	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	CC
10.36	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	CC
10.37	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Rodman & Renshaw, LLC	CC
10.38	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Benjamin Bowen	CC
10.39	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Noam Rubinstein	CC
10.40	Warrant adjustment notice between Emisphere Technologies, Inc. and Elan International Services, Ltd. dated October 20, 2009	CC
10.41	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated November 25, 2009	EE
10.42	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated February 23, 2010	EE
10.43	Form of Incentive Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	FF
10.44	Form of Non-Qualified Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	FF
10.45	Letter Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated June 8, 2010	GG
10.46	Form of Emisphere Technologies, Inc. Reimbursement Note	GG
10.47	Form of Emisphere Technologies, Inc. Second Reimbursement Note	GG
10.48	Research Master Agreement and Amendment by and between Emisphere Technologies, Inc. and Novartis Pharma AG, effective as of June 4, 2010	HH	(3)
10.49	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 25, 2010	II
10.50	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the MHR Buyers named therein, dated August 25, 2010	II
10.51	Waiver Agreement, by and among Emisphere Technologies, Inc. and MHR, dated August 25, 2010	II
10.52	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 26, 2010	JJ
10.53	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Bai Ye Feng	JJ
10.54	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP	JJ
10.55	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Iroquois Master Fund, Ltd.	JJ
10.56	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Hudson Bay Master Fund Ltd.	JJ
10.57	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Cranshire Capital, L.P.	JJ
10.58	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP	JJ

Exhibit		Incorporated by Reference (1)
10.59	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	JJ
10.60	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	JJ
10.61	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	JJ
10.62	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	JJ
10.63	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	JJ
10.64	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	JJ
10.65	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	JJ
10.66	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	JJ
10.67	Development and License Agreement, dated December 20, 2010, between Emisphere Technologies, Inc. and Novo Nordisk A/S	KK	(3)
10.68	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the Buyers named therein.	LL
10.69	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the MHR Buyer.	LL
10.70	Waiver Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and MHR.	LL
10.71	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated July 6, 2011	MM
10.72	Warrant A-54 dated as of July 6, 2011, between Emisphere Technologies, Inc. and EOS Holdings LLC	MM
10.73	Warrant A-55 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Kingsbrook Opportunities Master Fund LP	MM
10.74	Warrant A-56 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Bai Ye Feng	MM
10.75	Warrant A-57 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Cranshire Capital, L.P.	MM
10.76	Warrant A-58 dated as of July 6, 2011, between Emisphere Technologies, Inc. and HF H VICTOR UW VICTOR ART 7	MM
10.77	Warrant A-59 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP	MM
10.78	Warrant A-60 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Iroquois Master Fund Ltd.	MM
10.79	Warrant A-61 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Shipman & Goodwin LLP Profit Sharing Trust FBO James T. Betts	MM
10.80	Warrant A-62 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Son Nam Nguyen	MM
10.81	Warrant A-63 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Pine Lodge Capital Company Ltd.	MM
10.82	Warrant A-64 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Huaidong Wang	MM

Exhibit		Incorporated by Reference (1)
10.83	Warrant A-65 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP	MM
10.84	Warrant A-66 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	MM
10.85	Warrant A-67 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	MM
10.86	Warrant A-68 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	MM
10.87	Warrant A-69 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	MM
10.88	Warrant A-70 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	MM
10.89	Warrant A-71 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	MM
10.90	Warrant A-72 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	MM
10.91	Warrant A-73 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	MM
10.92	License Agreement, dated March 8, 2000, by and between Emisphere Technologies, Inc. and Novartis Pharma AG	NN	(3)
10.93	Draft Offer Letter Pending Emisphere Compensation Committee of the Board of Directors Approval, dated September 27, 2007, from Emisphere Technologies, Inc. to Gary I. Riley	NN	(2)
10.94	Form of Reimbursement Note Extension, between the Company and MHR	PP
10.95	Form of Other Transaction Reimbursement Note Extension, between the Company and MHR	PP	(3)
10.96	Employment Agreement, dated September 13, 2012, between Alan L. Rubino and the Company	QQ	(2)
10.97	Incentive Stock Option Agreement, dated September 13, 2012, between Alan L. Rubino and the Company	QQ	(2)
10.98	Senior Secured Promissory Note of Emisphere Technologies, Inc., dated October 17, 2012	RR
10.99	Amendment to Pledge and Security Agreement, by and among Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated October 17, 2012	RR
10.100	Employment Agreement, dated October 15, 2012, between Carl V. Sailer and Emisphere Technologies, Inc.	RR	(2)
10.101	Incentive Stock Option Agreement, dated October 15, 2012, between Carl V. Sailer and Emisphere Technologies, Inc.	RR	(2)
10.102	Employment Agreement, dated January 14, 2013, between Michael R. Garone and Emisphere Technologies, Inc.	SS	(2)
10.103	Sublease Agreement, dated November 27, 2012, between New American Therapeutics, Inc. and Emisphere Technologies, Inc.*
10.104	Lease Agreement, dated December 11, 2012, between 4 Becker SPE LLC and Emisphere Technologies, Inc.*
14.1	Emisphere Technologies, Inc. Code of Business Conduct and Ethics	I
23.1	Consent of Independent Registered Public Accounting Firm — McGladrey, LLP*
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit		Incorporated by Reference (1)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data File	**

*	Filed herewith

**	Submitted electronically herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

(1)	If not filed herewith, filed as an exhibit to the document referred to by letter as follows:

A.	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999 (SEC File No. 000-17758)

B.	Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (SEC File No. 000-17758)

C.	Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC File No. 000-17758)

D.	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997 (SEC File No. 000-17758)

E.	Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC File No. 000-17758)

F.	Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC File No. 000-17758)

G.	Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (SEC File No. 000-17758)

H.	Registration statement on Form S-8 dated and filed on November 27, 2002 (SEC File No. 333-101525)

I.	Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 000-17758)

J.	Registration on Form S-3/A dated and filed February 1, 2005 (SEC File No. 333-117230)

K.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (SEC File No. 000-17758)

L.	Current Report on Form 8-K, filed September 30, 2005 (SEC File No. 000-17758)

M.	Current Report on Form 8-K, filed November 14, 2005 (SEC File No. 000-17758)

N.	Current Report on Form 8-K filed May 4, 2005 (SEC File No. 000-17758)

O.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (SEC File No. 000-17758)

P.	Current Report on Form 8-K, filed April 10, 2006 (SEC File No. 000-17758)

Q.	Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (SEC File No. 000-17758)

R.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007

S.	Current Report on Form 8-K, filed April 11, 2007

T.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007

U.	Current Report on Form 8-K, filed June 29, 2007

V.	Current Report on Form 8-K, filed September 14, 2007

W.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007

X.	Annual Report on Form 10-K for the fiscal year ended December 31, 2007

Y.	Current Report on Form 8-K, filed August 11, 2008

Z.	Current Report on Form 8-K, filed May 5, 2009

AA.	Current Report on Form 8-K, filed May 21, 2009

BB.	Current Report on Form 8-K, filed August 20, 2009

CC.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009

DD.	Current Report on Form 8-K, filed January 12, 2010

EE.	Annual Report on Form 10-K for the fiscal year ended December 31, 2009

FF.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010

GG.	Current Report on Form 8-K, filed June 8, 2010

HH.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010

II.	Current Report on Form 8-K, filed August 25, 2010

JJ.	Registration Statement on Form S-1, filed on September 15, 2010

KK.	Current Report on Form 8-K, filed on December 21, 2010

LL.	Current Report on Form 8-K, filed on June 30, 2011 (SEC File No. 000-17758)

MM.	Registration Statement on Form S-1, filed on July 26, 2011 (SEC File No. 333-175794).

NN.	Amendment No. 1 on Form 10-K/A, filed January 19, 2012, to Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 31, 2011

OO	Current Report on Form 8-K, filed on June 5, 2012 (SEC File No. 000-17758)

PP	Current Report on Form 8-K, filed on June 4, 2012 (SEC File No. 000-17758)

QQ	Current Report on Form 8-K, filed on September 17, 2012 (SEC File No. 000-17758)

RR	Current Report on Form 8-K, filed on October 19, 2012 (SEC File No. 000-17758)

SS	Current Report on Form 8-K, filed on January 17, 2013 (SEC File No. 000-17758)

(2)	Management contract or compensatory plan or arrangement

(3)	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

(4)	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.