Form 10-Q
period 2013-03-31
EMISPHERE TECHNOLOGIES INC
filed 2013-05-15
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-17758

EMISPHERE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3306985
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Becker Farm Road Suite 103, Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 1, 2013 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$63	$1,484
Restricted cash	247	—
Accounts receivable, net	2	1
Inventories	249	249
Prepaid expenses and other current assets	160	149

Total current assets	721	1,883
Equipment and leasehold improvements, net	32	12
Restricted cash	—	247
Other assets	34	34

Total assets	$787	$2,176

Liabilities and Stockholders’ Deficit:
Current liabilities
Notes payable related party, including accrued interest	$—	$33,607
Accounts payable and accrued expenses	1,136	923
Derivative instruments:
Related party	1,218	1,491
Others	530	598
Other current liabilities	—	9

Total current liabilities	2,884	36,628
Deferred lease liability	20	—
Notes payable related party, including accrued interest	34,722	—
Deferred revenue	31,616	31,614

Total liabilities	69,242	68,242

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 200,000,000 shares; issued 60,977,210 shares (60,687,478 outstanding) as of March 31, 2013 and December 31, 2012	610	610
Additional paid-in-capital	405,131	405,096
Accumulated deficit	(470,244)	(467,820)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(68,455)	(66,066)

Total liabilities and stockholders’ deficit	$787	$2,176

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2013 and 2012

(in thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2013	2012

Net Sales	$—	$—

Costs and expenses:
Research and development	234	412
General and administrative	1,466	1,346
Depreciation and amortization	2	7
Gain/loss on fixed assets disposal	10	—

Total costs and expenses	1,712	1,765

Operating loss	(1,712)	(1,765)

Other non-operating income (expense):
Other income	64	29
Change in fair value of derivative instruments
Related party	273	1,859
Other	67	(748)
Interest expense	(1,116)	(1,638)

Total other non-operating income (expense)	(712)	(498)

Loss before income tax benefit	(2,424)	(2,263)
Income tax benefit	—	1,527

Net loss	$(2,424)	$(736)

Net loss per share, basic and diluted	$(0.04)	$(0.01)
Weighted average shares outstanding, basic and diluted	60,687,478	60,687,478

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC. CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2013 and 2012

(in thousands)

(unaudited)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,424)	$(736)

Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation	2	7
Change in fair value of derivative instruments	(340)	(1,111)
Non-cash interest expense	1,116	1,638
Non-cash compensation expense	35	81
Loss on disposal of fixed assets	10
Changes in assets and liabilities excluding non-cash transactions:
(Increase) decrease in accounts receivable	(1)	18
(Increase) decrease in prepaid expenses and other current assets	(11)	71
Increase in deferred revenue	2	13
Increase in accounts payable and accrued expenses	211	167
Increase (decrease) in other current liabilities	11	(7)
Decrease in deferred lease liability	—	(4)

Total adjustments	1,023	873

Net cash provided by (used in) operating activities	(1,389)	137

Cash flows from investing activities:
Purchase of fixed assets	(32)	—

Net cash used in investing activities	(32)	—

Net (decrease) increase in cash and cash equivalents	(1,421)	137
Cash and cash equivalents, beginning of period	1,484	3,069

Cash and cash equivalents, end of period	$63	$3,206

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

Our core business strategy is to pursue the commercialization Oral Eligen® B12, build new high-value partnerships and continue to expand upon existing partnerships, evaluate new prescription Medical Foods commercial opportunities, reprioritize the product pipeline, and promote new uses for the Eligen® Technology.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of March 31, 2013, our working capital deficit was $2.2 million, our accumulated deficit was approximately $470.2 million and our stockholders deficit was $68.4 million. Our operating loss was $1.7 million and $1.8 million for the quarters ended March 31, 2013 and 2012, respectively. On March 31, 2013 we had approximately $0.06 million cash.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company was in default under the terms of the MHR Convertible Notes (described in Note 9 to these Financial Statements) issued to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (together with their respective affiliates, “MHR”). The default was the result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the original terms of the MHR Convertible Notes. Pursuant to that certain Pledge and Security Agreement, dated as of September 26, 2005, between the Company and MHR (as amended to date, the “Security Agreement”), the MHR Convertible Notes were secured by a first priority lien in favor of MHR on substantially all of our assets. On October 4, 2012, the Company received notice from MHR that, as a result of the payment default described above, the default interest rate of 13% per annum applied to the MHR Convertible Notes, effective as of September 27, 2012. As of September 27, 2012, the Company was also in default under the terms of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR on June 8, 2010 (as more specifically described in Note 9 to these Financial Statements, the “Reimbursement Notes”). The Reimbursement Notes were originally due and payable on June 8, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The default was the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms of the Reimbursement Notes. Based on the default under the Reimbursement Notes, the default interest rate of 10% per annum applied to the Reimbursement Notes, effective as of September 27, 2012. As more specifically described in Note 9 to these Financial Statements, on October 17, 2012, the Company issued promissory notes (the “Bridge Notes”) to MHR in the aggregate principal amount of $1,400,000. The Bridge Notes were secured by a first priority lien on substantially all of our assets, and were payable on demand.

On April 12, 2013, $0.2 million of previously restricted cash which was held as a security deposit on our former offices was released to the Company.

On April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations to MHR under the MHR Convertible Notes, the Reimbursement Notes, and the Bridge Notes. Pursuant to the transactions contemplated by the Restructuring Agreement, on May 7, 2013, each of the MHR Convertible Notes, Reimbursement Notes, and Bridge Notes were amended and restated. Please see Note 16 to these Financial Statements, titled “Subsequent Events,” for more information regarding the Restructuring Agreement and the transactions contemplated thereby.

Also on April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to the Development and License Agreement, dated June 21, 2008, between Novo Nordisk A/S (“Novo Nordisk”) and the Company (as amended to date, the “Development Agreement”). The Amendment provides, among other things, for a payment of $10 million from Novo Nordisk to the Company as a prepayment of certain development milestone payments that would have otherwise become payable to the Company under the Development Agreement upon the initiation of Phase II and Phase III testing of an oral GLP-1 product by Novo Nordisk, in exchange for a reduction in the rate of potential future royalty payments arising from future sales of such products developed under the Development Agreement. The Company received the $10 million payment from Novo Nordisk contemplated by the Amendment on May 6, 2013. This amount is sufficient to fund the Company’s operations through approximately May 15, 2014. Please see Note 16 to these Financial Statements, titled “Subsequent Events,” for more information regarding the Amendment and the transactions contemplated thereby.

While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to approximately May 15, 2014, the Company could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2012, 2011 and 2010 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. The Company is pursuing several courses of action to address its deficiency in capital resources including the global commercialization of B12, seeking new partnerships, leveraging existing partnerships, and capital markets financings.

2. Basis of Presentation

The condensed balance sheet at December 31, 2012 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 28, 2013.

3. Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current presentation or to the presentation used in our Annual Report on Form 10-K for the year ending December 31, 2012.

4. Stock-Based Compensation Plans

On April 20, 2007, the stockholders of the Company approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of an aggregate 3,265,562 shares as follows: 2,500,000 new shares, 364,492 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors. In addition, shares canceled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan.

As of March 31, 2013, shares available for future grants under the plans amounted to 266,531.

Total compensation expense recorded during the three months ended March 31, 2013 for share-based payment awards was $0.03 million which is included in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2013. At March 31, 2013, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.2 million which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the three months ended March 31, 2013 and March 31, 2012, respectively. No tax benefit was realized due to a continued pattern of operating losses.

During the three months ended March 31, 2013, the Company granted 50,000 options which included 40,000 options to Michael Garone and 10,000 issued to another employee. The options were valued on the grant date at $6 thousand using the Black Scholes pricing model.

5. Inventories

Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of work in process at March 31, 2013 and December 31, 2012.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Prepaid corporate insurance	$91	$84
Prepaid expenses and other current assets	69	65

	$160	$149

7. Fixed Assets

Equipment and leasehold improvements, net, consists of the following:

	Useful Lives in Years	March 31, 2013	December 31, 2012
		(in thousands)
Equipment	3-7	$582	$1,306
Leasehold improvements	Term of lease	32	61

		614	1,367
Less, accumulated depreciation and amortization		582	1,355

Equipment and leasehold improvements, net		$32	$12

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Accounts payable and other accrued expenses	$736	$380
Accrued legal, professional fees and other	359	522
Accrued vacation	41	21

	$1,136	$923

9. Notes Payable

Notes payable consist of the following:

	March 31 2013	December 31, 2012
	(in thousands)
MHR Convertible Notes	$32,614	$31,576
MHR Promissory Notes	631	600
MHR Bridge Note	1,477	1,431

	$34,722	$33,607

MHR Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR. Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for 11% senior secured convertible notes (collectively, the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes were convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. In connection with the MHR Convertible Notes financing, the Company agreed to appoint a representative of MHR (“MHR Nominee”) and another person (the “Mutual Director”) to its Board of Directors. Further, the Company agreed to amend, and in January 2006 did amend, its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board, as described therein, so long as MHR holds at least 2% of the outstanding common stock of the Company. The MHR Convertible Notes were due on September 26, 2012. As of September 27, 2012, the Company was in default under the terms of the MHR Convertible Notes as a result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms thereof. As of March 31, 2013, the MHR Convertible Notes were convertible into 8,627,961 shares of our common stock, bore interest at 13% per annum (increased from 11% as of September 27, 2012 as a result of the above-referenced default) payable in the form of additional MHR Convertible Notes rather than in cash, and were collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. The MHR Convertible Notes were amended and restated by the Company on May 7, 2013, as a result of the restructuring of the Company’s obligations to MHR described in Note 16 to these Financial Statements. Pursuant to the restructuring, in addition to certain other modifications, the maturity date for the amended and restated MHR Convertible Notes has been extended to September 26, 2017. Consequently, the Company considered the guidance under FASB ASC 470-10-45 and concluded that the MHR Convertible Notes should be classified as a non-current liability on its balance sheet as of March 31, 2013.

2010 MHR Promissory Notes (the “Reimbursement Notes”). On June 8 2010, the Company issued to MHR certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 (collectively, the “Reimbursement Notes”) in reimbursement for legal expenses incurred by MHR in connection with agreements entered into between the Company, MHR, and the Company’s license partner Novartis. The Reimbursement Notes were originally due and payable on June 4, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The Company imputed interest at the time of issuance of the Reimbursement Notes at its incremental borrowing rate of 10%, and discounted the face amounts of the Reimbursement Notes by $25,000 in the aggregate. As of September 27, 2012, the Company was in default under the terms of the Reimbursement Notes. The default was the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms of the Reimbursement Notes. Based on the default under the Reimbursement Notes, the default interest rate of 10% per annum applied to the Reimbursement Notes, effective as of September 27, 2012. The Reimbursement Notes were amended and restated by the Company on May 7, 2013, as a result of the restructuring of the Company’s obligations to MHR described in Note 16 to these Financial Statements. Pursuant to the restructuring, in addition to certain other modifications, the maturity date for the amended and restated Reimbursement Notes has been extended to May 7, 2014. Consequently, the Company considered the guidance under ASC 470-10-45 and concluded that the Reimbursement Notes should be classified as a non-current liability on its balance sheet as of March 31, 2013.

2012 Bridge Loan. On October 17, 2012, the Company issued to MHR the Bridge Notes (as defined in Note 1 to these Financial Statements) in the aggregate principal amount of $1,400,000. As of March 31, 2013, the Bridge Notes provided for an interest rate of 13% per annum, were payable on demand, and were secured by a first priority lien on substantially all of the Company’s assets pursuant to the terms of the Security Agreement. The Bridge Notes were amended and restated by the Company on May 7, 2013, as a result of the restructuring of the Company’s obligations to MHR described in Note 16 to these Financial Statements. Pursuant to the restructuring, in addition to certain other modifications, the maturity date for the amended and restated Bridge Loan has been extended to September 26, 2017. Consequently, the Company considered the guidance under ASC 470-10-45 and concluded that the Bridge Loan should be classified as a non-current liability on its balance sheet as of March 31, 2013.

10. Derivative Instruments

Derivative instruments consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
MHR Convertible Note	$95	230
August 2009 Warrants	335	372
June 2010 MHR Warrants	71	79
August 2010 Warrants	443	535
August 2010 MHR Waiver Warrants	85	103
July 2011 Warrants	635	680
July 2011 MHR Waiver Warrants	84	90

	$1,748	$2,089

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

Embedded Conversion Feature of MHR Convertible Notes. As of March 31, 2013, the MHR Convertible Notes contained a provision whereby the conversion price was adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the MHR Convertible Notes and lower than the current market price. However, the adjustment provision did not become effective until after the Company raised $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability has been presented as a current liability as of March 31, 2013 and December 31, 2012. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period. The assumptions used in computing the fair value as of March 31, 2013 are a closing stock price of $0.15, conversion prices of $3.78 and $0.15, expected volatility of 128.24% over the remaining term of three months and a risk free rate of 0.04% The fair value of the embedded conversion feature decreased by $0.1 million for the quarter ended March 31, 2013, which has been recognized in the accompanying statements of operations.

As is more specifically described in Note 16 to these Financial Statements, on May 7, 2013 the Company amended and restated the MHR Convertible Notes as part of the restructuring of the Company’s obligations to MHR. The Amended and Restated Convertible Notes (as defined in Note 16 to these Financial Statements) contain an embedded conversion feature identical to the provision described above with respect to the MHR Convertible Notes. The embedded conversion feature will be adjusted to estimated fair value for each future period they remain outstanding. The assumptions used in computing the fair value with respect to the Amended and Restated Convertible Notes will be the closing price of the Company’s stock, conversion prices of $1.25, expected volatility over the remaining term, and the risk free rate at the time of each future quarterly period. The change in fair value of the embedded conversion feature in the future will continue to be recognized in the accompanying statements of operations.

See Note 9 to these Financial Statements for a further discussion of the MHR Convertible Notes, and Note 16 to these Financial Statements for further discussion of the Amended and Restated Convertible Notes.

August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase approximately 6.4 million shares of common stock to MHR (3.7 million) and other unrelated investors (2.7 million) (collectively, the “August 2009 Warrants”). As of March 31, 2013, all of the August 2009 Warrants were exercisable at $0.70 per share and had an expiration date of August 21, 2014. Under the terms of the August 2009 Warrants currently outstanding, we have an obligation to make a cash payment to the holders of the August 2009 Warrants for any gain that could have been realized if the holders exercise the August 2009 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2009 Warrants have been exercised. Accordingly, the August 2009 Warrants have been accounted for as a liability. The fair value of the August 2009 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of March 31, 2013 are a closing stock price of $0.15, expected volatility of 213.58% over the remaining term as of March 31,

2013 of one year and five months and a risk-free rate of 0.14%. The fair value of the August 2009 Warrants decreased $0.04 million for the three months ended March 31, 2013, which has been recognized in the accompanying statements of operations. During the year ended December 31, 2010, the unrelated investors exercised their warrants to purchase up to 2,685,714 million shares of the Company’s common stock at an exercise price of $0.70, using the “cashless exercise” provision. After these cashless exercises, warrants to purchase up to 3,729,323 shares of common stock, in the aggregate, remain outstanding from the August 2009 Financing.

As is more specifically described in Note 16 to these Financial Statements, on May 7, 2013 the Company amended and restated the August 2009 Warrants held by MHR such that the expiration date of such warrants was extended to July 8, 2019 and the exercise price for such warrants was reduced to $0.50 per share. The outstanding August 2009 Warrants issued to investors other than MHR were not amended and restated and remain in effect under their original terms. The amended and restated warrants held by MHR, as well as the remaining outstanding August 2009 Warrants originally issued to the unrelated investors in connection with the August 2009 Financing, will be adjusted to estimated fair value for each future period they remain outstanding.

June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (collectively, the “June 2010 Warrants”). As of March 31, 2013, the June 2010 Warrants were exercisable at $2.90 per share had an expiration date of August 21, 2014, and provided for certain anti-dilution protection as provided therein. We had an obligation to make a cash payment to the holders of the June 2010 Warrants for any gain that could have been realized if the holders exercised the June 2010 Warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such June 2010 Warrants were exercised. Additionally, the exercise price was adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of the June 2010 Warrants and lower than the current market price. However, the adjustment provision did not become effective until after the Company raised $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the convertible note and lower than the current market price during any consecutive 24 month period. Under FASB ASC 815-40-15-5, the June 2010 Warrants are not considered indexed to the Company’s own stock and, therefore, do not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The fair value of the June 2010 Warrants is estimated at the end of each quarterly reporting period. The assumptions used in computing the fair value of the June 2010 Warrants as of March 31, 2013 are a closing stock price of $0.15, exercise prices of $0.15 and $2.90, expected volatility of 213.58% over the remaining term as of March 31, 2013 of one year and five months and a risk-free rate of 0.14%. The fair value of the June 2010 MHR Warrants decreased by $0.01 million for the quarter ended March 31, 2013 which has been recognized in the accompanying statements of operations.

As is more specifically described in Note 16 to these Financial Statements, on May 7, 2013 the Company amended and restated the June 2010 Warrants such that the expiration date of such warrants was extended to July 8, 2019 and the exercise price of such warrants was reduced to $0.50 per share. These amended and restated warrants will be adjusted to estimated fair value for each future period they remain outstanding.

August 2010 Warrants. In connection with an equity financing conducted in August 2010 (the “August 2010 Financing”), Emisphere sold warrants to purchase approximately 5.2 million shares of common stock to MHR (2.6 million) and other unrelated investors (2.6 million) (collectively, the “August 2010 Warrants”). As of March 31, 2013, all of the August 2010 Warrants were exerciseable at $1.26 per share and had an expiration date of August 26, 2015. Under the terms of the August 2010 Warrants currently outstanding, we have an obligation to make a cash payment to the holders of the August 2010 Warrants for any gain that could have been realized if the holders exercise the August 2010 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2010 Warrants have been exercised. Accordingly, the August 2010 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of March 31, 2013 are a closing stock price of $0.15, exercise price of $1.26, expected volatility of 175.26% over the remaining term as of March 31, 2013 of two years and five months, and a risk-free rate of 0.25%. The fair value of the August 2010 Warrants decreased by $0.1 million for the three months ended March 31, 2013, which has been recognized in the accompanying statements of operations.

As is more specifically described in Note 16 to these Financial Statements, on May 7, 2013 the Company amended and restated the August 2010 Warrants held by MHR such that the expiration date of such warrants was extended to July 8, 2019 and the exercise price of such warrants was reduced to $0.50 per share. The outstanding August 2010 Warrants issued to investors other than MHR were not amended and restated and remain in effect under their original terms. The amended and restated warrants held by MHR, as well as the August 2010 Warrants originally issued to investors other than MHR in connection with the August 2010 Financing, will be adjusted to estimated fair value for each future period they remain outstanding.

August 2010 MHR Waiver Warrants. In connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 Waiver Warrants”). The August 2010 Waiver Warrants are in the same form of warrant as the August 2010 Warrants issued to MHR as part of the August 2010 Financing described above. Accordingly, the August 2010 Waiver Warrants have been accounted for as a liability. The fair value of the August 2010 Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The Company estimated the fair value of the warrants on the date of grant using Black-Scholes models to be $0.8 million. The assumptions used in computing the fair value of the August 2010 Waiver Warrants at March 31, 2013 are a closing stock price of $0.15, exercise price of $1.26, expected volatility of 175.26% over the remaining term as of March 31, 2013 of two years and five months, and a risk free rate of 0.36%. The fair value of the August 2010 Waiver Warrants decreased by $0.02 million for the three months ended March 31, 2013, and the decrease has been recognized in the accompanying statements of operations.

As is more specifically described in Note 16 to these Financial Statements, on May 7, 2013 the Company amended and restated the August 2010 Waiver Warrants such that the expiration date of such warrants was extended to July 8, 2019, and the exercise price of such warrants was reduced to $0.50 per share. These amended and restated warrants will be adjusted to estimated fair value for each future period they remain outstanding.

July 2011 Warrants. In connection with an equity financing conducted in July 2011 (the “July 2011 Financing”), Emisphere sold warrants to purchase approximately 6.02 million shares of common stock to MHR (3.01 million) and other unrelated investors (3.01 million) (collectively, the “July 2011 Warrants”). As of March 31, 2013, all of the July 2011 Warrants were exercisable at $1.09 per share and had an expiration date of July 6, 2016. Under the terms of the July 2011 Warrants currently outstanding, we have an obligation to make a cash payment to the holders of the July 2011 Warrants for any gain that could have been realized if the holders exercise the July 2011 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such July 2011 Warrants have been exercised. Accordingly, the July 2011 Warrants have been accounted for as a liability. The fair value of the July 2011 Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The assumptions used in computing the fair value of the July 2011 Warrants as of March 31, 2013 are a closing stock price of $0.15, exercise price of $1.09, expected volatility of 169.03% over the remaining term as of March 31, 2013 of three years and four months, and a risk-free rate of 0.36%. The fair value of the July 2011 Warrants decreased by $0.04 million for the three months ended March 31, 2013, and the fluctuation has been recorded in the statements of operations.

As is more specifically described in Note 16 to these Financial Statements, on May 7, 2013 the Company amended and restated the July 2011 Warrants held by MHR such that the expiration date of such warrants was extended to July 8, 2019 and the exercise price of such warrants was reduced to $0.50 per share. The outstanding July 2011 Warrants issued to investors other than MHR were not amended and restated and remain in effect under their original terms. The amended and restated warrants held by MHR, as well as the July 2011 Warrants originally issued to investors other than MHR in connection with the July 2011 Financing, will be adjusted to estimated fair value for each future period they remain outstanding.

July 2011 MHR Waiver Warrants. In connection with the July 2011 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the July 2011 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 795,000 shares of its common stock (the “July 2011 Waiver Warrants”). The July 2011 Waiver Warrants are in the same form of warrant as the July 2011 Warrants issued to MHR described above. Accordingly, the July 2011 Waiver Warrants have been accounted for as a liability. The fair value of the July 2011 MHR Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The assumptions used in computing the fair value of the July 2011 MHR Waiver Warrants as of March 31, 2013 are a closing stock price of $0.15, exercise price of $1.09, expected volatility of 169.03% over the remaining term as of March 31, 2013 of three years and four months, and a risk free rate of 0.36%. The fair value of the July 2011 MHR Waiver Warrants decreased by $0.01 million for the three months ended March 31, 2013 and the fluctuation has been recorded in the statements of operations.

As is more specifically described in Note 16 to these Financial Statements, on May 7, 2013 the Company amended and restated the July 2011 Waiver Warrants such that the expiration date of such warrants was extended to July 8, 2019 and the exercise price of such warrants was reduced to $0.50 per share. These amended and restated warrants will be adjusted to estimated fair value for each future period they remain outstanding.

11. Net income (loss) per share

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
	(in thousands except per share data)
Net loss	$(2,424)	$(736)
Effect of dilutive securities — MHR convertible note assumed conversion	—	—

Numerator for diluted net income (loss) per share after assumed note conversion	(2,424)	(736)

Weighted average common shares outstanding:	60,687,478	60,687,478
Dilutive securities
Options	—	—
Warrants	—	—

Diluted weighted average common shares outstanding and assumed conversion	60,687,478	60,687,478

Basic and diluted net loss per share	$(0.04)	$(0.01)

For the three month periods ended March 31, 2013 and 2012, certain potential shares of common stock have been excluded from the calculation of diluted income per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income per share would have been anti-dilutive. In addition, incremental shares from the assumed conversion of the MHR note payable are excluded for the three month period ended March 31, 2013 and 2012 as the effect of these shares is anti-dilutive in these periods. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive.

	Three Months Ended March 31,
	2013	2012
Options to purchase common shares	4,063,985	3,264,800
Outstanding warrants	17,443,727	17,843,727
MHR convertible note payable	8,627,962	7,654,698

	30,135,674	28,763,225

12. Commitments and Contingencies

Commitments.

We leased office space at 240 Cedar Knolls Road, Cedar Knolls, New Jersey under a non-cancellable operating lease which expired January 31, 2013.

Currently, we lease office space at 4 Becker Farm Road, Roseland, New Jersey under a non-cancellable operating lease expiring in 2017.

As of March 31, 2013, future minimum rental payments are as follows:

Years Ending December 31,
(In thousands)
2013 (remaining)	$82
2014	116
2015	136
2016	148
2017	74

Total	$556

In accordance with the lease agreement in Cedar Knolls, NJ, the Company entered into a standby letter of credit in the amount of $246 thousand as a security deposit. The standby letter of credit is fully collateralized with a time certificate of deposit account in the same amount. The certificate of deposit has been recorded as a restricted cash balance in the accompanying financials. As of March 31, 2013, there are no amounts outstanding under the standby letter of credit. On April 9, 2013, the standby letter of credit was rescinded, releasing the restricted cash balance which was transferred into our operating funds.

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2013.

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

13. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012 and March 31, 2013, the Company had no accruals for interest or penalties related to income tax matters. For the three month periods ended March 31, 2013 and 2012, the effective income tax rates were 0% and 67%, respectively. The difference between the Company’s effective income tax rate and the Federal statutory rate of 34% is attributable to state tax benefits and tax credits, offset by changes in the deferred tax valuation allowance. During the three months ended March 31, 2012 we recognized an approximate $1.5 million income tax benefit as a result of proceeds from the sale of $18.6 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

14. New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” and in January 2013 issued ASU No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities.” These standards create new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial positions. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

15. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

March 31, 2013:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$1,582	$166	$1,748

December 31, 2012:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$1,780	$309	$2,089

Level 3 financial instruments consist of certain common stock warrants and the embedded conversion features. The fair value of these warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations to account for potential adjustments that could occur in connection with the contractual terms of said instruments, based on various circumstances that could arise during the remaining term of the instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model inputs to calculate the value of the derivative at the reporting date. The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements,” during the quarter ended March 31, 2012. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the MHR Convertible Notes and June 2010 Warrants, which was estimated to be 2% and 40%, respectively, at March 31, 2013. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
Beginning Balance	$309	$7,712
Change in fair value	(143)	(7,403)

Ending Balance	$166	$309

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

16. Subsequent Events

On April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to the Development and License Agreement, dated June 21, 2008, between Novo Nordisk A/S (“Novo Nordisk”) and the Company (as amended to date, the “Development Agreement”). The Amendment provides, among other things, that Novo Nordisk will pay $10 million to the Company as a prepayment of certain development milestone payments that would have otherwise become payable to the Company under the Development Agreement upon the initiation of Phase II and Phase III testing of an oral GLP-1 product by Novo Nordisk, in exchange for a reduction in the rate of potential future royalty payments arising from future sales of such products developed under the Development Agreement. In connection with the consummation of the transactions contemplated by the Amendment, Novo Nordisk, the Company, and MHR entered into an Amendment and Restated Agreement, dated as of April 26, 2013 (the “Amended and Restated Agreement”) whereby, among other things, MHR consented to the Company entering into the Amendment and agreed to forbear, under certain circumstances specified in the Amended and Restated Agreement, the exercise of certain rights under the Security Agreement. The Company received the $10 million payment from Novo Nordisk contemplated by the Amendment on May 6, 2013.

Also on April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations under certain promissory notes issued to MHR. As of April 26, 2013, the Company’s obligations to MHR included approximately $32.9 million due and payable under the MHR Convertible Notes issued to MHR in 2006 and thereafter, approximately $0.6 million due and payable under the Reimbursement Notes issued to MHR in 2010, and approximately $1.5 million due and payable under the Bridge Notes issued to MHR in 2012. All of these obligations were either past due, as disclosed in the Company’s Current Report on Form 8-K filed on September 26, 2012, or payable on demand. The closing of the transactions contemplated by the Restructuring Agreement was subject to the satisfaction of certain conditions, including without limitation the receipt by the Company of the $10 million payment from Novo Nordisk described above.

On May 7, 2013, the Company and MHR consummated the transactions contemplated by the Restructuring Agreement (the “MHR Restructuring”). Pursuant to the MHR Restructuring, the Company and MHR amended and restated the MHR Convertible Notes, the Reimbursement Notes, and the Bridge Notes, as follows:

•

The amended and restated MHR Convertible Notes (collectively, the “Amended and Restated Convertible Notes”) provide for a new maturity date of September 26, 2017 (subject to acceleration upon the occurrence of certain specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones specified in the Amended and Restated Convertible Notes) and an increase in the interest rate of the MHR Convertible Notes from 11% to 13% (equal to the default interest rate that has been applicable to the MHR Convertible Notes since September 26, 2012), which interest will be payable in the form of additional Amended and Restated Convertible Notes rather than in cash. As with the MHR Convertible Notes, the Amended and Restated Convertible Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. The Amended and Restated Convertible Notes must be redeemed from time to time pursuant to a cash sweep of approximately 40% of the Company’s Consolidated Free Cash Flow (as defined in the Amended and Restated Convertible Notes). The $10 million dollar payment from Novo Nordisk disclosed above will not be subject to the cash sweep, and will be available to the Company to fund its operations. The Amended and Restated Convertible Notes are convertible, at the option of the holder, at a conversion price of $1.25 per share of common stock (decreased from the $3.78 conversion price applicable to the MHR Convertible Notes), which conversion price is subject to adjustment upon the occurrence of events specified in the Amended and Restated Convertible Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company.

•

The amended and restated Reimbursement Notes (collectively, the “Amended and Restated Reimbursement Notes”) have a stated maturity date of May 7, 2014 (subject to acceleration upon the occurrence of certain events of default specified in the Amended and Restated Reimbursement Notes), and bear no interest (other than default interest as specified therein). The Amended and Restated Reimbursement Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. The Amended and Restated Reimbursement Notes are convertible, at the option of the holder, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of events specified in the Amended and Restated Reimbursement Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company.

•

The amended and restated Bridge Notes (collectively, the “Amended and Restated Bridge Notes”) have a stated maturity date of September 26, 2017 (subject to acceleration upon the occurrence of certain events of default specified in the Amended and Restated Reimbursement Notes) and bear interest at 13% per year, compounded monthly and payable in the form of additional Amended and Restated Bridge Notes. As with the Bridge Notes, the Amended and Restated Bridge Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. The Amended and Restated Bridge Notes are convertible, at the option of the holder, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of events specified in the Amended and Restated Bridge Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company.

In addition, also on May 7, 2013, pursuant to the MHR Restructuring, the Company (i) amended and restated the August 2009 Warrants issued to MHR entitling MHR to purchase, in the aggregate, 3,729,323 shares of the Company’s common stock (collectively, the “Amended and Restated 2009 Warrants”); (ii) amended and restated the June 2010 Warrants issued to MHR entitling MHR to purchase, in the aggregate, 865,000 shares of the Company’s common stock (collectively, the “Amended and Restated June 2010 Warrants”); (iii) amended and restated the August 2010 Warrants and August 2010 Waiver Warrants issued to MHR entitling MHR to purchase, in the aggregate, 3,598,146 shares of the Company’s common stock (collectively, the “Amended and Restated August 2010 Warrants”); (iv) amended and restated the July 2011 Warrants and July 2011 Waiver Warrants issued to MHR entitling MHR to purchase, in the aggregate, 3,805,307 shares of the Company’s common stock (collectively, the “Amended and Restated 2011 Warrants” and, together with the Amended and Restated 2009 Warrants, the Amended and Restated June 2010 Warrants, and the Amended and Restated August 2010 Warrants, the “Amended and Restated Warrants”); and (v) issued new warrants to MHR to purchase 10,000,000 shares of the Company’s common stock (collectively, the “2013 Warrants” and, together with the Amended and Restated Warrants, the “MHR Restructuring Warrants”). The MHR Restructuring Warrants entitle MHR to purchase, in the aggregate, 21,997,776 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $0.50 per share, and will expire on July 8, 2019. The exercise price of the MHR Restructuring Warrants and number of Warrant Shares issuable upon exercise of the MHR Restructuring Warrants are subject to adjustment upon the occurrence of events described in the MHR Restructuring Warrants, including stock dividends, stock splits, combinations of shares, and certain fundamental corporate transactions.

A special committee of the Company’s board of directors (the “Board”), composed of independent directors, negotiated the terms of the Restructuring Agreement and the transactions contemplated thereby with the advice of its legal and financial advisors, and the Restructuring Agreement was unanimously approved by the disinterested members of the Board with the unanimous affirmative recommendation of the special committee.

At the time of filing this report, the Company was in the process of evaluating the accounting effects of these transactions.

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

Since our inception in 1986, substantial efforts and resources have been devoted to understanding the Eligen® Technology and establishing a product development pipeline that incorporated this technology with selected molecules. Our core business strategy had been to develop oral forms of drugs or nutrients that are not currently available or have poor bioavailability in oral form, by applying the Eligen® Technology to those drugs or nutrients, and to commercialize the Company’s Oral Eligen® B12 Product. During September 2012, the Company took two important steps to improve its strategic position: it hired Mr. Alan L. Rubino as President and Chief Executive Officer, and appointed Mr. Timothy G. Rothwell as Chairman of the Board of Directors. Mr. Rubino and Mr. Rothwell are seasoned industry executives with major and emerging pharmaceutical company experience who form the core of a new leadership team that will implement the Company’s strategic goals. To that end, our new Chairman and Chief Executive Officer have sought to expand opportunities with existing partners and will continue to work to expand and explore new efforts to attract new delivery system, product development, and licensing partnerships. After evaluating the Company’s operations and strategy, the leadership team determined the Company should refocus its corporate strategy to reemphasize the commercialization of Oral Eligen® B12, build new high-value partnerships, evaluate new prescription Medical Foods commercial opportunities, reprioritize the product pipeline, and promote new uses for the Eligen® Technology.

In furtherance of this new strategic direction, spending has been redirected and aggressive cost control initiatives, including the elimination of certain research and development positions, have been implemented in order to allow investment in commercialization resources. To accelerate the commercialization of B12 and evaluate new prescription Medical Foods opportunities and other prescription products under development, the Company hired Mr. Carl V. Sailer to head its commercial efforts. Mr. Sailer has extensive experience in pharmaceuticals products marketing and supply chain management. He has a proven track record of launching new and enhancing financial performance of existing pharmaceutical products by implementing progressive marketing and distribution commercial models. Furthermore, the Company engaged the consulting services of Dr. Carlos de Lecea, M.D., Ph.D., to expand its business development efforts globally. Dr. de Lecea has over 20 years experience in business development including in and out licensing pharmaceuticals products and delivery technologies in global markets. Dr. de Lecea will also work with Mr. Rubino to expand the application of the Eligen® Technology by taking advantage of its suitability to facilitate oral absorption of emerging peptides and biologics products that are typically only available as injectibles or are currently under development. We believe that these products represent tremendous promise for realizing improvements in healthcare and growth in the industry, and that the Eligen® Technology is well suited to deliver many of these molecules safely and efficiently.

These actions support the Company’s decision to reposition Emisphere into a viable commercial-stage entity, anchored by the Eligen® Oral B12 product. As it transitions to this strategy, the Company remains dedicated to further realizing the full potential and commercial value of its platform Eligen® Technology.

As a result of our recent steps to refocus and prioritize our commercial opportunities, and promising trends with peptides and proteins in the industry that should provide new growth opportunities, we believe that Emisphere’s new business strategy will present opportunities for growth and value creation for the Company and its shareholders. We recognize, however, that further development, exploration and commercialization of our technology entails substantial risk and requires significant operational expenses. We continue to refocus our efforts on strategic development initiatives to reduce non-strategic spending aggressively, and seek to obtain the funding necessary to implement our new corporate strategy. There can be no assurances, however, that the Company will be able to secure adequate funding to meet its current obligations and successfully pursue its strategic direction. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see part II, Item 1A “Risk Factors.”

Our product pipeline includes prescription and medical food product candidates that are being developed in partnership or internally. During the first quarter of 2013, our development partner Novo Nordisk continued its development programs and we continued to make progress on plans to commercialize our internally developed Eligen®B12 product.

Novo Nordisk is using our Eligen® drug delivery technology in combination with its proprietary GLP-1 receptor agonists and insulins. During December 2010, the Company entered into a license agreement with Novo Nordisk to develop and commercialize oral formulations of Novo Nordisk’s insulins using Emisphere’s Eligen® Technology. This was the second license agreement between the two companies. The GLP-1 License Agreement, signed in June 2008, and amended for the second time on April 26, 2013 (as described below under the heading “Liquidity and Capital Resources”) provides for the development of oral formulations of GLP-1 receptor agonists, with a potential drug currently in a Phase I clinical trial.

In addition, the Company is internally developing an oral formulation of Eligen®B12 (1000 mcg) for use by B12 deficient individuals. During the fourth quarter 2010, the Company completed a clinical trial which demonstrated that both oral Eligen®B12 (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial was published in the July 2011 edition of the journal Clinical Therapeutics (Volume 22, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our potential Eligen®B12 (1000 mcg) product. On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the oral Eligen ® B12 formulation was allowed. This new patent (US 8,022,048) provides intellectual property protection for Eligen®B12 through approximately October 2029. Currently, we are evaluating the results of our clinical trials and market research and exploring alternative development and commercialization options with the purpose of maximizing the commercial and health benefits potential of our Eligen®B12 asset.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012:

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses	$1,712	$1,765	$(53)
Operating loss	$(1,712)	$(1,765)	$53
Other non-operating income (expense)	$(712)	$(498)	$(214)
Income tax benefit	$—	$1,527	$(1,527)
Net loss	$(2,424)	$(736)	$(1,688)

Operating expenses decreased $0.05 million, or 3%, for the three months ended March 31, 2013 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Increase in human resources costs	$44
Decrease in professional fees	(160)
Decrease in occupancy costs	(13)
Increase in clinical costs	15
Decrease in depreciation and amortization	(4)
Increase in other costs	65

$(53)

Human resource costs increased $44 thousand, or 7%, due primarily to new hiring commensurate with the Company’s new strategic direction.

Professional fees decreased $160 thousand, or 18%, due primarily to a $60 thousand decrease in consulting fees, a $121 thousand decrease in corporate legal fees, a $13 thousand reduction in accounting fees and a $8 thousand reduction in other professional fees, offset by a $42 thousand increase in IP fees and costs.

Occupancy costs decreased $13 thousand, or 17%, due primarily to relocation of the corporate offices during January 2013.

Clinical costs increased $15 thousand, or 69%, due primarily to the archiving and storage costs.

Depreciation and amortization decreased $4 thousand, or 61%, due to the abandonment of assets upon relocation of the corporate offices.

Other costs increased $65 thousand, or 49%, due primarily to a $20 thousand increase in insurance costs, a $16 thousand expense related to office relocation and $29 thousand in various other expenses.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended March 31,
	2013	2012
Human resource costs, including benefits	40%	36%
Professional fees for legal, intellectual property, accounting and consulting	42%	50%
Occupancy for our laboratory and operating space	4%	5%
Clinical costs	2%	1%
Depreciation and amortization	0%	0%
Other	12%	8%

Other non-operating expense increased $0.2 million to $0.7 million for the three months ended March 31, 2013 in comparison to other non-operating expense of $0.5 million during the same period last year, due primarily to a $771 thousand reduction in the gain from the change in fair value of derivative instruments during the three months ended March 31, 2013, compared to the change in fair value of derivatives during the first quarter 2012, offset by a $522 thousand decrease in interest expense.

For the three months ended March 31, 2012 we recognized an approximately $1.5 million state income tax benefit as a result of proceeds from the sale $18.6 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

As a result of the above factors, we had a net loss of $2.4 million for the three months ended March 31, 2013, compared to net loss of $0.7 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of March 31, 2013, our working capital deficit was $2.2 million, our accumulated deficit was approximately $470.2 million and our stockholders deficit was $68.4 million. Our operating loss was $1.7 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively. Our net loss was $2.4 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. On March 31, 2013 we had approximately $0.06 million cash.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company was in default under the terms of the MHR Convertible Notes (described in Note 9 to the Financial Statements included with this report) issued to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (together with their respective affiliates, “MHR”). The default was the result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the original terms of the MHR Convertible Notes. Pursuant to that certain Pledge and Security Agreement, dated as of September 26, 2005, between the Company and MHR (as amended to date, the “Security Agreement”), the MHR Convertible Notes were secured by a first priority lien in favor of MHR on substantially all of our assets. On October 4, 2012, the Company received notice from MHR that, as a result of the payment default described above, the default interest rate of 13% per annum applied to the MHR Convertible Notes, effective as of September 27, 2012. As of September 27, 2012, the Company was also in default under the terms of the Reimbursement Notes (described in Note 9 to the Financial Statements included with this report) issued to MHR on June 8, 2010. The Reimbursement Notes were originally due and payable on June 8, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The default was the result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms of the Reimbursement Notes. Based on the default under the Reimbursement Notes, the default interest rate of 10% per annum applied to the Reimbursement Notes, effective as of September 27, 2012. As more specifically described in Note 9 to the Financial Statements included with this report, on October 17, 2012, the Company issued the Bridge Notes to MHR in the aggregate principal amount of $1,400,000. The Bridge Notes were secured by a first priority lien on substantially all of our assets, and were payable on demand.

On April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations under the MHR Convertible Notes, Reimbursement Notes, and Bridge Notes, and on May 7, 2013, the Company and MHR consummated the transactions contemplated by the Restructuring Agreement (the “MHR Restructuring”). Pursuant to the MHR Restructuring, the Company and MHR amended and restated the MHR Convertible Notes, the Reimbursement Notes, and the Bridge Notes, as follows:

•

The amended and restated MHR Convertible Notes (collectively, the “Amended and Restated Convertible Notes”) provide for a new maturity date of September 26, 2017 (subject to acceleration upon the occurrence of certain specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones specified in the Amended and Restated Convertible Notes) and an increase in the interest rate of the MHR Convertible Notes from 11% to 13% (equal to the default interest rate that has been applicable to the MHR Convertible Notes since September 26, 2012), which interest will be payable in the form of additional Amended and Restated Convertible Notes rather than in cash. As with the MHR Convertible Notes, the Amended and Restated Convertible Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. The Amended and Restated Convertible Notes must be redeemed from time to time pursuant to a cash sweep of approximately 40% of the Company’s Consolidated Free Cash Flow (as defined in the Amended and Restated Convertible Notes). The $10 million dollar payment from Novo Nordisk disclosed above will not be subject to the cash sweep, and will be available to the Company to fund its operations. The Amended and Restated Convertible Notes are convertible, at the option of the holder, at a conversion price of $1.25 per share of common stock (decreased from the $3.78 conversion price applicable to the MHR Convertible Notes), which conversion price is subject to adjustment upon the occurrence of events specified in the Amended and Restated Convertible Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company.

•

The amended and restated Reimbursement Notes (collectively, the “Amended and Restated Reimbursement Notes”) have a stated maturity date of May 7, 2014 (subject to acceleration upon the occurrence of certain events of default specified in the Amended and Restated Reimbursement Notes), and bear no interest (other than default interest as specified therein). The Amended and Restated Reimbursement Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. The Amended and Restated Reimbursement Notes are convertible, at the option of the holder, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of events specified in the Amended and Restated Reimbursement Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company.

•

The amended and restated Bridge Notes (collectively, the “Amended and Restated Bridge Notes”) have a stated maturity date of September 26, 2017 (subject to acceleration upon the occurrence of certain events of default specified in the Amended and Restated Reimbursement Notes) and bear interest at 13% per year, compounded monthly and payable in the form of additional Amended and Restated Bridge Notes. As with the Bridge Notes, the Amended and Restated Bridge Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. The Amended and Restated Bridge Notes are convertible, at the option of the holder, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of events specified in the Amended and Restated Bridge Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company.

On April 12, 2013, $0.2 million of previously restricted cash which was held as a security deposit on our former offices was released to the Company. On April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to the Development and License Agreement, dated June 21, 2008, between Novo Nordisk A/S (“Novo Nordisk”) and the Company (as amended to date, the “Development Agreement”). The Amendment provides, among other things, that Novo Nordisk will pay $10 million to the Company as a prepayment of certain development milestone payments that would have otherwise become payable to the Company under the Development Agreement upon the initiation of Phase II and Phase III testing of an oral GLP-1 product by Novo Nordisk, in exchange for a reduction in the rate of potential future royalty payments arising from future sales of such products developed under the Development Agreement. In connection with the consummation of the transactions contemplated by the Amendment, Novo Nordisk, the Company, and MHR entered into an Amendment and Restated Agreement, dated as of April 26, 2013 (the “Amended and Restated Agreement”) whereby, among other things, MHR consented to the Company entering into the Amendment and agreed to forbear, under certain circumstances specified in the Amended and Restated Agreement, the exercise of certain rights under the Security Agreement. The Company received the $10 million payment from Novo Nordisk contemplated by the Amendment on May 6, 2013.

Based upon the Company’s receipt of this $10 million payment from Novo Nordisk, the Company will have sufficient cash to prepare for the launch of, and explore global markets opportunities for, Eligen® Oral B12, and otherwise continue operations for approximately one year. However, we do not have sufficient resources to fully support the launch Eligen® Oral B12 in the U.S. market or to develop fully any new products or technologies unless we are able to raise additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to approximately May 15, 2014, the Company could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2012, 2011 and 2010 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. The Company is pursuing several courses of action to address its deficiency in capital resources, including the global commercialization of B12, seeking new partnerships and leveraging existing partnerships, and capital markets financings.

Even if we are successful in raising additional capital to meet our obligations and otherwise continue operations, our business will still require additional investment that we have not yet secured. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see Part II, Item 1A “Risk Factors.”

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements. There were no changes in significant contractual obligations during the three months ended March 31, 2013.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2013 for detailed explanations of its critical accounting estimates, which have not changed significantly during the period ended March 31, 2013.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 14 set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities. As further described in Note 10 to our Condensed Financial Statements set forth in Part I, Item 1 of this Report, at March 31, 2013, the estimated fair value of derivative instruments was $1.7 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the Company computes the fair value of these instruments using multiple Black-Scholes model calculations to account for the various circumstances that could arise in connection with the contractual terms of said instruments. The Company weights each Black-Scholes model calculation based on its estimation of the likelihood of the occurrence of each circumstance and adjusts relevant Black-Scholes model input to calculate the value of the derivative at the reporting date. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives
(in thousands)
25% increase in stock price	$499
50% increase in stock price	1,015
5% increase in assumed volatility	61
25% decrease in stock price	(487)
50% decrease in stock price	(945)
5% decrease in assumed volatility	(70)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which  forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K as filed with the SEC on March 28, 2013, including:

Financial Risks

•

We have a history of operating losses and we may never achieve profitability. Our failure to raise capital when needed would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations. If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to approximately May 15, 2014, the Company could be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2012 contained a going concern explanatory paragraph.

•

We may not be able to meet the covenants detailed in the Amended and Restated Convertible Notes, Amended and Restated Reimbursement Notes, and Amended and Restated Bridge Notes issued to MHR in May 2013 (collectively, the “Amended and Restated MHR Notes”, which could result in an increase in the interest rate on the Amended and Restated MHR Notes and/or accelerated maturity of the Amended and Restated MHR Notes, which we are not be able to satisfy. The Amended and Restated MHR Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and if we default on our obligations under the Amended and Restated MHR Notes, MHR may elect to foreclose on such assets, in which event we would be required to cease operations.

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

For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report for 2012 on Form 10-K as filed with the SEC on March 28, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1(a)	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

3.1(b)	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758))

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K, filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758))

3.2(a)	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference (SEC File No. 000-17758)).

3.2(b)	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference (SEC File No. 000-17758)).

10.1	Employment Agreement, dated January 14, 2013, between Michael R. Garone and the Company (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on January 17, 2013 and incorporated herein by reference (SEC File No. 000-17758))

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS*	XBRL Instance Document (submitted electronically herewith).

101. SCH*	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

*	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: May 15, 2013	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013

Emisphere Technologies, Inc.

/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(a)	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

3.1(b)	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758))

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K, filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758))

3.2(a)	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference (SEC File No. 000-17758)).

3.2(b)	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference (SEC File No. 000-17758)).

10.1	Employment Agreement, dated January 14, 2013, between Michael R. Garone and the Company (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on January 17, 2013 and incorporated herein by reference (SEC File No. 000-17758))

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS*	XBRL Instance Document (submitted electronically herewith).

101. SCH*	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

*	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.