Form 10-Q
period 2013-06-30
EMISPHERE TECHNOLOGIES INC
filed 2013-08-13
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of August 12, 2013 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,718	$1,484
Accounts receivable, net	—	1
Inventories	249	249
Prepaid expenses and other current assets	147	149

Total current assets	8,114	1,883
Equipment and leasehold improvements, net	25	12
Restricted cash	—	247
Other assets	34	34

Total assets	$8,173	$2,176

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$735	$923
Notes payable related party, including accrued interest and net of related discounts	448	33,607
Derivative instruments:
Related party	4,125	1,491
Others	755	598
Other current liabilities	—	9

Total current liabilities	6,063	36,628
Notes payable related party, including accrued interest and net of related discounts	30,928	—
Derivative instruments, related party	11,914	—
Deferred revenue	41,616	31,614
Deferred lease liability	42	—

Total liabilities	90,563	68,242

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 2,000,000 shares as of June 30, 2013 and as of December 31, 2012; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 200,000,000 shares as of June 30, 2013 and as of December 31, 2012; issued 60,977,210 shares (60,687,478 outstanding) as of June 30, 2013 and December 31, 2012	610	610
Additional paid-in-capital	405,178	405,096
Accumulated deficit	(484,226)	(467,820)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(82,390)	(66,066)

Total liabilities and stockholders’ deficit	$8,173	$2,176

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three and six months ended June 30, 2013 and 2012

(in thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net Sales	$—	$—	$—	$—

Costs and expenses:
Research and development	137	329	371	741
General and administrative	1,649	1,085	3,115	2,431
Depreciation and amortization	2	7	4	15
Loss on fixed assets	—	—	10	—

Total costs and expenses	1,788	1,421	3,500	3,187

Operating loss	(1,788)	(1,421)	(3,500)	(3,187)

Other non-operating income (expense):
Other income	1	10	65	40
Change in fair value of derivative instruments
Related party	(10,780)	4,901	(10,507)	6,760
Other	(224)	1,020	(157)	271
Interest expense, related party	(1,191)	(1,742)	(2,307)	(3,380)

Total other non-operating income (expense)	(12,194)	4,189	(12,906)	3,691

Income (loss) before income tax benefit	(13,982)	2,768	(16,406)	504
Income tax benefit	—	—	—	1,527

Net income (loss)	$(13,982)	$2,768	$(16,406)	$2,031

Net income (loss) per share, basic	$(0.23)	$0.05	$(0.27)	$0.03
Net income (loss) per share, diluted	$(0.23)	$0.05	$(0.27)	$0.03
Weighted average shares outstanding, basic	60,687,478	60,687,478	60,687,478	60,687,478
Weighted average shares outstanding, diluted	60,687,478	60,800,414	60,687,478	60,744,258

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2013 and 2012

(in thousands)

(unaudited)

	For the six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(16,406)	$2,031

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4	15
Change in fair value of derivative instruments	10,664	(7,031)
Non-cash interest expense	2,307	3,380
Non-cash compensation expense	82	155
Loss on disposal of fixed assets	10	—
Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	1	18
Decrease in prepaid expenses and other current assets	2	4
Increase in deferred revenue	10,002	19
Decrease in accounts payable and accrued expenses	(188)	(239)
Decrease in other current liabilities	—	(17)
Increase (decrease) in deferred lease liability	33	(4)

Total adjustments	22,917	(3,700)

Net cash provided by (used in) operating activities	6,511	(1,669)

Cash flows from investing activities:
Purchase of fixed assets	(27)	—
Decrease in restricted cash	247	—

Net cash provided by investing activities	220	—

Net cash used in financing activities—payment of fees associated with debt modification	(497)	—

Net increase (decrease) in cash and cash equivalents	6,234	(1,669)
Cash and cash equivalents, beginning of period	1,484	3,069

Cash and cash equivalents, end of period	$7,718	$1,400

Schedule of non-cash financing activities
Debt discounts issued in debt modifications	$4,041	$—

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

As of June 30, 2013, our working capital was $2.1 million, our accumulated deficit was approximately $484.2 million and our stockholders deficit was $82.4 million. Our operating loss was $1.8 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and was $3.5 million and $3.2 million for the six months ended June 30, 2013 and 2012, respectively. On June 30, 2013 we had approximately $7.7 million of cash and cash equivalents.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company was in default under the terms of the MHR Convertible Notes and the Reimbursement Notes (as each is defined and described in Note 9 to these Financial Statements) issued to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (together with their respective affiliates, “MHR”). On April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations to MHR under the MHR Convertible Notes, the Reimbursement Notes, and certain Bridge Notes described in Note 9 to these Financial Statements. A special committee of the Company’s board of directors (the “Board”), composed of independent directors, negotiated the terms of the Restructuring Agreement and the transactions contemplated thereby with the advice of its legal and financial advisors, and the Restructuring Agreement was unanimously approved by the disinterested members of the Board with the unanimous affirmative recommendation of the special committee. On May 7, 2013, pursuant to the transactions contemplated by the Restructuring Agreement, each of the MHR Convertible Notes, Reimbursement Notes, and Bridge Notes were amended and restated. Please see Note 9 to these Financial Statements for more information regarding the Company’s obligations to MHR, the Restructuring Agreement, the terms of the amended and restated promissory notes issued to MHR in connection therewith, and the other transactions contemplated thereby.

Also on April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to the Development and License Agreement, dated June 21, 2008, between Novo Nordisk A/S (“Novo Nordisk”) and the Company (as amended to date, the “Development Agreement”). The Amendment provides, among other things, for a payment of $10 million from Novo Nordisk to the Company as a prepayment of certain development milestone payments that would have otherwise become payable to the Company under the Development Agreement upon the initiation of Phase II and Phase III testing of an oral GLP-1 product by Novo Nordisk, in exchange for a reduction in the rate of potential future royalty payments arising from future sales of such products developed under the Development Agreement. The Company received the $10 million payment from Novo Nordisk contemplated by the Amendment on May 6, 2013. The Company recorded the $10 million payment as deferred revenue. Based upon the Company’s receipt of this $10 million payment from Novo Nordisk, the Company estimates that it will have sufficient cash to prepare for the market development and domestic launch of, and to explore global markets opportunities for Eligen® Oral B12, and otherwise continue operations through approximately the second quarter of 2014. However, we do not have sufficient resources to support a full commercial launch of Eligen® Oral B12 in the U.S. market or to develop fully any new products or technologies unless we are able to raise additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that such financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

The Company is pursuing several courses of action to address its deficiency in capital resources, including the global commercialization of B12, seeking new partnerships, leveraging existing partnerships, and capital markets financings. While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. The Company estimates that if we fail to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the third quarter of 2014, the Company could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2012, 2011 and 2010 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

4. Stock-Based Compensation Plans

On April 20, 2007, the stockholders of the Company approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. Pursuant to an amendment authorized by the stockholders of the Company on May 30, 2013, the 2007 Plan was amended to increase the number of shares of the Company’s common stock that may be awarded thereunder by 5,000,000 shares. The 2007 Plan, as so amended, provides for the issuance of an aggregate 8,265,562 shares as follows: 7,500,000 new shares, 364,492 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors. As of June 30, 2013, shares available for future grants under the plans amounted to 5,176,766.

Total compensation expense recorded during the three and six months ended June 30, 2013 for share-based payment awards was $0.05 million and $0.08 million, respectively, which is included in general and administrative expenses in the condensed statement of operations for the three and six months ended June 30, 2013. At June 30, 2013, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.2 million which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the three and six months ended June 30, 2013 and June 30, 2012, respectively. No tax benefit was realized due to a continued pattern of operating losses.

During the three months ended June 30, 2013, the Company granted 240,000 options which included 40,000 options to each of John Harkey, Jr., Timothy McInerney, Jacob Plotsker, Dr. Mark Rachesky, Timothy Rothwell and Dr. Michael Weiser. The options were valued on the grant date at $38 thousand using the Black Scholes pricing model.

5. Inventories

Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of work in process at June 30, 2013 and December 31, 2012.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Prepaid corporate insurance	$98	$84
Prepaid expenses and other current assets	49	65

	$147	$149

7. Fixed Assets

Equipment and leasehold improvements, net, consists of the following:

	Useful Lives in Years	June 30, 2013	December 31, 2012
		(in thousands)
Equipment	3-7	$582	$1,306
Leasehold improvements	Term of lease	27	61

		609	1,367
Less, accumulated depreciation and amortization		584	1,355

Equipment and leasehold improvements, net		$25	$12

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Accounts payable and other accrued expenses	$415	$380
Accrued legal, professional fees and other	257	522
Accrued vacation	63	21

	$735	$923

9. Notes Payable

Notes payable, net of related discounts, consists of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Amended and Restated MHR Convertible Notes	$30,658	$31,576
Amended and Restated MHR Reimbursement Notes	448	600
Amended and Restated MHR Bridge Notes	270	1431

	31,376	33,607
Less: Current portion	448	33,607

Non-current Notes payable, net of related discounts	$30,928	$—

Amended and Restated Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR. Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for 11% senior secured convertible notes (collectively, the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes were convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. In connection with the MHR Convertible Notes financing, the Company agreed to appoint a representative of MHR (“MHR Nominee”) and another person (the “Mutual Director”) to its Board of Directors. Further, the Company agreed to amend, and in January 2006 did amend, its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board, as described therein, so long as MHR holds at least 2% of the outstanding common stock of the Company. The MHR Convertible Notes were due on September 26, 2012. As of September 27, 2012, the Company was in default under the terms of the MHR Convertible Notes as a result of the Company’s failure to pay MHR approximately $30.5 million in principal and interest due and payable on September 26, 2012 under the terms thereof. On April 26, 2013, the Company entered into the Restructuring Agreement with MHR regarding the restructuring of the terms of the Company’s obligations under certain promissory notes issued to MHR, including the MHR Convertible Notes. On May 7, 2013, the Company and MHR consummated the transactions contemplated by the Restructuring Agreement. Pursuant to the Restructuring Agreement, the Company issued to MHR amended and restated MHR Convertible Notes (the “Amended and Restated Convertible Notes”). The Amended and Restated Convertible Notes are convertible into shares of our common stock at a price per share of $1.25 (which conversion price is subject to adjustment upon the occurrence of events specified in the Amended and Restated Convertible Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), bear interest at 13% per annum, compounded monthly and payable in the form of additional Amended and Restated Convertible Notes, and are due on September 26, 2017(subject to acceleration upon the occurrence of certain specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones specified in the Amended and Restated Convertible Notes). The Amended and Restated Convertible Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets, and must be redeemed from time to time pursuant to a cash sweep of approximately 40% of the Company’s Consolidated Free Cash Flow (as defined in the Amended and Restated Convertible Notes). As of June 30, 2013, the Amended and Restated Convertible Notes were convertible into 26,948,630 shares of our common stock.

Amended and Restated Reimbursement Notes. On June 8 2010, the Company issued to MHR certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 (collectively, the “Reimbursement Notes”) in reimbursement for legal expenses incurred by MHR in connection with MHR’s agreement to, among other things, waive certain rights as a senior secured party of the Company and enter into a non-disturbance agreement with the company’s collaboration partner Novartis Pharma AG, and, if necessary, to enter into a comparable agreement in connection with another potential Company transaction. The Reimbursement Notes were originally due and payable on June 4, 2012, but this maturity date was extended to September 26, 2012 by agreement with MHR. The Company imputed interest at the time of issuance of the Reimbursement Notes at its incremental borrowing rate of 10%, and discounted the face amounts of the Reimbursement Notes by $25,000 in the aggregate. As of September 27, 2012, the Company was in default under the terms of the Reimbursement Notes as a result of the Company’s failure to pay to MHR $600,000 in principal due and payable on September 26, 2012 under the terms thereof. Based on this default, the default interest rate of 10% per annum applied to the

Reimbursement Notes effective as of September 27, 2012. Pursuant to the Restructuring Agreement, the Company issued to MHR amended and restated Reimbursement Notes (the “Amended and Restated Reimbursement Notes”). The Amended and Restated Reimbursement Notes are convertible into shares of our common stock at a price per share of $0.50 (which conversion price is subject to adjustment upon the occurrence of events specified in the Amended and Restated Reimbursement Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), are non-interest bearing (other than default interest as specified therein), and are due May 7, 2014 (subject to acceleration upon the occurrence of certain events of default specified in the Amended and Restated Reimbursement Notes). The Amended and Restated Reimbursement Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. As of June 30, 2013, the Amended and Restated Reimbursement Notes were convertible into 1,274,333 shares of our common stock.

Amended and Restated Bridge Notes. On October 17, 2012, the Company issued to MHR the promissory notes (“Bridge Notes”) in the aggregate principal amount of $1,400,000. The Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. Pursuant to the Restructuring Agreement, the Company issued to MHR amended and restated Bridge Notes (the “Amended and Restated Bridge Notes”). The Amended and Restated Bridge Notes are convertible into shares of our common stock at a price per share of $0.50 (which conversion price is subject to adjustment upon the occurrence of events specified in the Amended and Restated Bridge Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), bear interest at 13% per annum, compounded monthly and payable in the form of additional Amended and Restated Bridge Notes, and are due on September 26, 2017 (subject to acceleration upon the occurrence of certain events of default specified in the Amended and Restated Bridge Notes). The Amended and Restated Bridge Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. As of June 30, 2013, the Amended and Restated Bridge Notes were convertible into 3,046,155 shares of our common stock.

In addition to the foregoing, pursuant to the Restructuring Agreement, the Company (i) amended and restated the August 2009 Warrants described in Note 10 to these Financial Statements entitling MHR to purchase, in the aggregate, 3,729,323 shares of the Company’s common stock (collectively, the “Amended and Restated 2009 Warrants”); (ii) amended and restated the June 2010 Warrants described in Note 10 to these Financial Statements entitling MHR to purchase, in the aggregate, 865,000 shares of the Company’s common stock (collectively, the “Amended and Restated June 2010 Warrants”); (iii) amended and restated the August 2010 Warrants and August 2010 Waiver Warrants described in Note 10 to these Financial Statements entitling MHR to purchase, in the aggregate, 3,598,146 shares of the Company’s common stock (collectively, the “Amended and Restated August 2010 Warrants”); (iv) amended and restated the July 2011 Warrants and July 2011 Waiver Warrants described in Note 10 to these Financial Statements entitling MHR to purchase, in the aggregate, 3,805,307 shares of the Company’s common stock (collectively, the “Amended and Restated 2011 Warrants” and, together with the Amended and Restated 2009 Warrants, the Amended and Restated June 2010 Warrants, and the Amended and Restated August 2010 Warrants, the “Amended and Restated Warrants”); and (v) issued new warrants to MHR to purchase 10,000,000 shares of the Company’s common stock (collectively, the “2013 Restructuring Warrants” and, together with the Amended and Restated Warrants, the “MHR Restructuring Warrants”). The MHR Restructuring Warrants entitle MHR to purchase, in the aggregate, 21,997,776 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $0.50 per share, and will expire on July 8, 2019. The exercise price of the MHR Restructuring Warrants and number of Warrant Shares issuable upon exercise of the MHR Restructuring Warrants are subject to adjustment upon the occurrence of events described in the MHR Restructuring Warrants, including stock dividends, stock splits, combinations of shares, and certain fundamental corporate transactions.

Additional fees paid by Emisphere in connection with the consummation of the transactions contemplated by the Restructuring Agreement included the reimbursement of $497 thousand of MHR’s legal fees associated with the transaction.

The Company determined that the modifications to the Company’s obligations to MHR evidenced by the MHR Convertible Notes, Reimbursement Notes, and Bridge Notes (collectively, the “MHR Obligations”) were not substantial in accordance with ASC 470-50, “Modifications and Extinguishments”. The amendments to the MHR Obligations were accounted for as modifications rather than extinguishments. As such, each of (i) the $497 thousand of fees, (ii) the fair value of the 10,000,000 MHR Restructuring Warrants, and (iii)the incremental value from the modification of the August 2009 Warrants, June 2010 Warrants, August 2010 MHR Warrants, August 2010 Waiver Warrants, July 2011 MHR Warrants, and July 2011 Waiver Warrants, as each term is defined in Note 10 to these Financial Statements (collectively, the “Modification Fees”) were accounted for as discounts to the MHR Obligations as of May 7, 2013, the date that the transactions contemplated by the Restructuring Agreement were consummated. The Modification Fees were allocated to the Amended and Restated Convertible Notes, Amended and Restated Bridge Notes and Amended and Restated Reimbursement Notes based on their weighted average. The Company calculated the incremental value of the modification to the August 2009 Warrants, June 2010 Warrants, August 2010 Warrants, August 2010 Waiver Warrants, July 2011 Warrants, and July 2011 Waiver Warrants as the difference between the value of their fair value immediately before and after the consummation of the transactions contemplated by the Restructuring Agreement.

The estimated fair value of the Amended and Restated June 2010 Warrants, which contain reset provisions, were calculated using the Monte Carlo valuation model, while the estimated fair value of the other warrants were calculated using the Black-Scholes valuation model. Inherent in both of these models are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield. For the Amended and Restated June 2010 Warrants using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. The assumptions used by the Company are summarized below:

Amended and Restated August 2009 Warrants

	Immediately Before	Immediately After
Closing stock price	$0.24	$0.23
Conversion price	$0.70	$0.50
Expected volatility	175.71%	143.31%
Remaining term (years)	1.29	6.17
Risk-free rate	0.11%	1.21%
Expected dividend yield	0%	0%

Amended and Restated June 2010 Warrants

	Immediately Before	Immediately After
Closing stock price	$0.24	$0.23
Conversion price	$2.90	$0.50
Expected volatility	185.0%	145.0%
Remaining term (years)	1.29	6.17
Risk-free rate	0.14%	1.01%
Expected dividend yield	0%	0%

Amended and Restated August 2010 Warrants

	Immediately Before	Immediately After
Closing stock price	$0.24	$0.23
Conversion price	$1.26	$0.50
Expected volatility	182.34	143.31%
Remaining term (years)	2.31	6.17
Risk-free rate	0.22%	1.21%
Expected dividend yield	0%	0%

Amended and Restated July 2011 Warrants

	Immediately Before	Immediately After
Closing stock price	$0.24	$0.23
Conversion price	$1.09	$0.50
Expected volatility	174.11	143.31%
Remaining term (years)	3.17	6.17
Risk-free rate	0.36%	1.21%
Expected dividend yield	0%	0%

MHR Restructuring Warrants

	Immediately Before	Immediately After
Closing stock price	$—	$0.23
Conversion price	$—	$0.50
Expected volatility	—	143.31%
Remaining term (years)	—	6.17
Risk-free rate	—	1.21%
Expected dividend yield	—	0%

The estimated fair value of the warrants immediately before and after the modification is as follows:

	Immediately Before	Immediately After
	(in thousands)
Amended and Restated August 2009 Warrants	$445	$768
Amended and Restated June 2010 Warrants	$152	$294
Amended and Restated August 2010 Warrants	$570	$741
Amended and Restated July 2011 Warrants	$696	$783
MHR Restructuring Warrants	$—	$2,058

The Company determined that due to the conversion price of the Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, and Amended and Restated Reimbursement Notes being adjustable upon certain events occurring, the embedded conversion features are not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15, requiring the embedded conversion features to be accounted for as derivative liabilities. Because the modification of the bifurcated conversion option of the Amended and Restated Convertible Notes was accounted for at fair value both before and after the modification, the change in the fair value of the conversion options was reflected in the accompanying statements of operations. The estimated fair value of the embedded conversion feature of the Amended and Restated Convertible Notes was $0 and $12,810,557 immediately before and after the modification, respectively. Since there were no conversion terms to the Bridge Notes or the Reimbursement Notes prior to their amendment and restatement, the addition of the embedded conversion option in the Amended and Restated Bridge Notes and Amended and Restated Reimbursement Notes was recorded as a discount to the respective notes. The fair value of the embedded conversion feature of the Amended and Restated Bridge Notes and the Amended and Restated Reimbursement Notes on May 7, 2013 was $1,104,767 and $156,041, respectively.

The estimated fair values of the conversion features embedded in the Amended and Restated Convertible Notes, Amended and Restated Reimbursement Notes, and the Amended and Restated Bridge Notes which contain reset provisions were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. Assumptions used by the Company are summarized below:

Amended and Restated Convertible Notes

May 7, 2013
Closing stock price	$0.23
Conversion price	$1.25
Expected volatility	160%
Remaining term (years)	4.39
Risk-free rate	0.63%
Expected dividend yield	0%

Amended and Restated Reimbursement Notes

May 7, 2013
Closing stock price	$0.23
Conversion price	$0.50
Expected volatility	184%
Remaining term (years)	0.97
Risk-free rate	0.15%
Expected dividend yield	0%

Amended and Restated Bridge Notes

May 7, 2013
Closing stock price	$0.23
Conversion price	$0.50
Expected volatility	160%
Remaining term (years)	4.39
Risk-free rate	0.63%
Expected dividend yield	0%

The carrying value of the MHR Obligations is comprised of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Amended and Restated Convertible Notes (including accrued interest)	$33,686	$31,576
Amended and Restated Reimbursement Notes	636	600
Amended and Restated Bridge Notes (including accrued interest)	1,523	1,431
Unamortized discounts	(4,469)	—

	$31,376	$33,607

10. Derivative Instruments

Derivative instruments consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Amended and Restated Convertible Notes	$10,866	$230
Amended and Restated Reimbursement Notes	117	—
Amended and Restated Bridge Notes	1,048	—
Amended and Restated August 2009 Warrants	661	372
Amended and Restated June 2010 MHR Warrants	262	79
Amended and Restated August 2010 Warrants	465	277
August 2010 Investor Warrants	308	258
Amended and Restated August 2010 MHR Waiver Warrants	173	103
Amended and Restated July 2011 Warrants	534	340
July 2011 Investor Warrants	447	340
Amended and Restated July 2011 MHR Waiver Warrants	141	90
May 2013 MHR Modification Warrants	1,772	—

	$16,794	$2,089

Some of the Company’s outstanding derivative instruments have an exercise price reset feature. The estimated fair value of warrants and embedded conversion features that have an exercise price reset feature is estimated using the Monte Carlo valuation model. The estimated fair value of warrants that do not contain an exercise price reset feature is measured using the Black-Scholes valuation model. Inherent in both of these models are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield. For the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.

Embedded Conversion Feature of Amended and Restated Convertible Notes. The Amended and Restated Convertible Notes contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the Amended and Restated Convertible Notes and lower than the then-current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability has been presented as a current liability as of December 31, 2012 and a non-current liability as of June 30, 2013, to correspond to its host contract. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of June 30, 2013 are a closing stock price of $0.20, a conversion price of $1.25, expected volatility of 160% over the remaining term of four years and three months, and a risk free rate of 1.12%. The fair value of the embedded conversion feature increased by $10.8 million and $10.6 million for the three and six months ended June 30, 2013, respectively, which has been recognized in the accompanying statements of operations.

Embedded Conversion Feature of the Amended and Restated Reimbursement Notes. The Amended and Restated Reimbursement Notes contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the Amended and Restated Reimbursement Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability has been presented as a current liability as of June 30, 2013, to correspond to its host contract. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of June 30, 2013 are a closing stock price of $0.20, conversion price of $0.50, expected volatility of 184% over the remaining term of ten months, and a risk free rate of 0.15.%. The fair value of the embedded conversion feature decreased by approximately $39 thousand from its inception date of May 7, 2013 through June 30, 2013, which has been recognized in the accompanying statements of operations.

Embedded Conversion Feature of the Amended and Restated Bridge Notes. The Amended and Restated Bridge Notes contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of the Amended and Restated Bridge Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability has been presented as a non-current liability as of June 30, 2013, to correspond to its host contract. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of June 30, 2013 are a closing stock price of $0.20, conversion price of $0.50, expected volatility of 160% over the remaining term of four years and three months, and a risk free rate of 1.12.%. The fair value of the embedded conversion feature decreased by approximately $57 thousand from its inception date of May 7, 2013 through June 30, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 3.7 million shares of common stock to MHR (the “August 2009 Warrants”). On May 7, 2013, in connection with the restructuring of the MHR Obligations described above, the Company amended and restated the August 2009 Warrants held by MHR such that the expiration date of such warrants was extended to July 8, 2019 and the exercise price for such warrants was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”). Under the terms of these Amended and Restated August 2009 Warrants, the Company has an obligation to make a cash payment to the holders of the Amended and Restated August 2009 Warrants for any gain that could have been realized if such holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2009 Warrants have been exercised. Accordingly, the Amended and Restated August 2009 Warrants have been accounted for as a liability. The fair value of the Amended and Restated August 2009 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value as of June 30, 2013 are a closing stock price of $0.20, exercise price of $0.50 expected volatility of 144.41% over the remaining term as of June 30 2013 of six years and one month, and a risk-free rate of 1.41%. The fair value of the Amended and Restated August 2009 Warrants increased by $0.33 million for the three months ended June 30, 2013 and $0.29 million for the six months ended June 30, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). On May 7, 2013, in connection with the restructuring of the MHR Obligations described above, the Company amended and restated the June 2010 Warrants such that the expiration date of such warrants was extended to July 8, 2019 and the exercise price of such warrants was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”). The Amended and Restated June 2010 Warrants are exercisable at $0.50 per share, have an expiration date of July 8, 2019, and provide for certain anti-dilution protection. We have an obligation to make a cash payment to the holders of the Amended and Restated June 2010 Warrants for any gain that could have been realized if such holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such Amended and Restated June 2010 Warrants are exercised. Additionally, the exercise price of such warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of the Amended and Restated June 2010 Warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of the warrants and lower than the current market price during any consecutive 24 month period. Under FASB ASC 815-40-15-5, the Amended and Restated June 2010 Warrants are not considered indexed to the Company’s own stock and, therefore, do not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of June 30, 2013 are a closing stock price of $0.20, exercise price $0.50, expected volatility of 145% over the remaining term six years and one month, and a risk-free rate of 1.67%. The fair value of the June 2010 MHR Warrants increased by $0.02 million for the three and six months ended June 30, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated August 2010 Warrants. In connection with an equity financing conducted in August 2010 (the “August 2010 Financing”), Emisphere sold warrants to purchase 2.6 million shares of common stock to MHR (the “August 2010 MHR Warrants”). On May 7, 2013, in connection with the restructuring of the MHR Obligations described above, the Company amended and restated the August 2010 MHR Warrants such that the expiration date of such warrants was extended to July 8, 2019 and the exercise price of such warrants was reduced to $0.50 (as amended and restated, the “Amended and Restated June 2010 Warrants”). Under the terms of these Amended and Restated August 2010 Warrants we have an obligation to make a cash payment to the holders of the Amended and Restated August 2010 Warrants for any gain that could have been realized if the holders exercise these warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2010 Warrants have been exercised. Accordingly, the Amended and Restated August 2010 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the Amended and Restated August 2010 Warrants as of June 30, 2013 are a closing stock price of $0.20, exercise price of $0.50, expected volatility of 144.41% over the remaining term of six years and one month, and a risk-free rate of 1.41%. The fair value of the Amended and Restated August 2010 Warrants decreased by $0.2 million for the three months and six months ended June 30, 2013, which has been recognized in the accompanying statements of operations.

August 2010 Investor Warrants. Also in connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). As of June 30, 2013, all of the August 2010 Warrants were exercisable at $1.26 per share and had an expiration date of August 26, 2015. Under the terms of the August 2010 Warrants currently outstanding, we have an obligation to make a cash payment to the holders of the August 2010 Warrants for any gain that could have been realized if the holders exercise the August 2010 Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such August 2010 Warrants have been exercised. Accordingly, the August 2010 Warrants have been accounted for as a liability. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of June 30, 2013 are a closing stock price of $0.20, exercise price of $1.26, expected volatility of 187.43% over the remaining term as of two years and two months, and a risk-free rate of 0.36%. The fair value of the August 2010 Warrants decreased by $0.1 million for the three and six months ended June 30, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated August 2010 MHR Waiver Warrants. Also in connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 Waiver Warrants”). On May 7, 2013, in connection with the restructuring of the MHR Obligations described above, the Company amended and restated the August 2010 Waiver Warrants such that the expiration date of such warrants was extended to July 8, 2019 and the exercise price of such warrants was reduced to $0.50. These amended and restated August 2010 Waiver Warrants are in the same form of warrant as the Amended and Restated August 2010 Warrants issued to MHR as part of the August 2010 Financing described above. Accordingly, the amended and restated August 2010 Waiver Warrants have been accounted for as a liability. The fair value of the amended and restated August 2010 Waiver Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the amended and restated August 2010 Waiver Warrants at June 30, 2013 are a closing stock price of $0.20, exercise price of $0.50, expected volatility of 144.41% over the remaining term six years and one month, and a risk free rate of 1.41%. The fair value of the amended and restated August 2010 Waiver Warrants increased by $0.1 million for the three and six months ended June 30, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated July 2011 Warrants. In connection with an equity financing conducted in July 2011 (the “July 2011 Financing”), Emisphere sold warrants to purchase 3.01 million shares of common stock to MHR (the “July 2011 MHR Warrants”. On May 7, 2013, in connection with the restructuring of the MHR Obligations described above, the Company amended and restated the July 2011 MHR Warrants such that the expiration date of such warrants was extended to July 8, 2019 and the exercise price of such warrants was reduced to $0.50 (as amended and restated, the “Amended and Restated July 2011 Warrants”). Under the terms of these Amended and Restated July 2011 Warrants, we have an obligation to make a cash payment to the holders of the Amended and Restated July 2011 Warrants for any gain that could have been realized if the holders exercise these warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such Amended and Restated July 2011 Warrants have been exercised. Accordingly, the Amended and Restated July 2011 Warrants have been accounted for as a liability. The fair value of the Amended and Restated July 2011 Warrants is estimated, at the end of each quarterly reporting period, using the Black Sholes model. The assumptions used in computing the fair value of the Amended and Restated July 2011 Warrants as of June 30, 2013 are a closing stock price of $0.20, exercise price of $0.50, expected volatility of 144.41% over the remaining term six years and one month, and a risk-free rate of 1.41%. The fair value of the Amended and Restated July 2011 Warrants increased by $0.2 million for the three and six months ended June 30, 2013, which has been recorded in the statements of operations.

July 2011 Investor Warrants. Also in connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). As of June 30, 2013, all of the July 2011 Warrants were exercisable at $1.09 per share and had an expiration date of July 6, 2016. Under the terms of the July 2011 Warrants currently outstanding, we have an obligation to make a cash payment to the holders of the July 2011 Warrants for any gain that could have been realized if the holders exercise these warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such July 2011 Warrants have been exercised. Accordingly, the July 2011 Warrants have been accounted for as a liability. The fair value of the July 2011 Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the July 2011 Warrants as of June 30, 2013 are a closing stock price of $0.20, exercise price of $1.09, expected volatility of 178.06% over the remaining term three years and one month, and a risk-free rate of 0.36%. The fair value of the July 2011 Warrants decreased by $0.1 million for the three and six months ended June 30, 2013, which has been recorded in the statements of operations.

Amended and Restated July 2011 MHR Waiver Warrants. Also in connection with the July 2011 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the July 2011 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 795,000 shares of its common stock (the “July 2011 Waiver Warrants”). On May 7, 2013, in connection with the restructuring of the MHR Obligations described above, the Company amended and restated the July 2011 Waiver Warrants such that the expiration date of such warrants was extended to July 8, 2019 and the exercise price of such warrants was reduced to $0.50. These amended and restated July 2011 Waiver Warrants are in the same form of warrant as the Amended and Restated July 2011 Warrants issued to MHR described above. Accordingly, the amended and restated July 2011 Waiver Warrants have been accounted for as a liability. The fair value of the amended and restated July 2011 MHR Waiver Warrants is estimated, at the end of each quarterly reporting period, using Black-Scholes models. The assumptions used in computing the fair value of the amended and restated July 2011 MHR Waiver Warrants as of June 30, 2013 are a closing stock price of $0.20, exercise price of $0.50, expected volatility of 144.41% over the remaining term six years and one month, and a risk free rate of 0.1.41%. The fair value of the amended and restated July 2011 MHR Waiver Warrants increased by $0.1 million for the three and six months ended June 30, 2013, which has been recorded in the statements of operations.

2013 Restructuring Warrants. As described in Note 9 above, on May 7, 2013 the Company issued to MHR the 2013 Restructuring Warrants as part of the restructuring of the MHR Obligations. Under the terms of the 2013 Restructuring Warrants, the Company has an obligation to make a cash payment to the holders of the 2013 Restructuring Warrants for any gain that could have been realized if the holders exercise the 2013 Restructuring Warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. Accordingly, the 2013 Restructuring Warrants have been accounted for as a liability. The fair value is estimated at the end of each quarterly reporting period using the Black-Scholes model. The assumptions used in computing the fair value of the 2013 Restructuring Warrants as of June 30, 2013 are a closing stock price of $0.20, exercise price of $0.50, expected volatility of 144.41% over the remaining term of six years and one month and a risk free rate of 1.41.% The fair value of the 2013 Restructuring Warrants decreased by $0.3 million from its inception date of May 7, 2014 through June 30, 2013, which has been recognized in the accompanying statements of operations.

11. Net income (loss) per share

The following table sets forth the information needed to compute basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands except per share data)		(in thousands except per share data)
Net (loss) income	$(13,982)	$2,768	$(16,406)	$2,031
Effect of dilutive securities—MHR convertible note assumed conversion	—	—	—	—

Numerator for diluted net income (loss) per share after assumed note conversion	(13,982)	2,768	(16,406)	2,031

Weighted average common shares outstanding:	60,687,478	60,687,478	60,687,478	60,687,478
Dilutive securities
Options	—	112,936	—	56,780
Warrants	—	—	—	—
Shares underlying MHR convertible notes payable	—	—	—	—
Shares underlying MHR promissory notes payable	—	—	—	—
Shares underlying MHR bridge notes payable	—	—	—	—

Diluted weighted average common shares outstanding and assumed conversion	60,687,478	60,800,414	60,687,478	60,744,258

Basic net income (loss) per share	$(0.23)	$0.05	$(0.27)	$0.03
Diluted net income (loss) per share	$(0.23)	$0.05	$(0.27)	$0.03

For the three and six month periods ended June 30, 2013 and 2012, certain potential shares of common stock have been excluded from the calculation of diluted income per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income per share would have been anti-dilutive. In addition, incremental shares from the assumed conversion of the MHR Convertible Notes, Reimbursement Notes and Bridge Notes are excluded for the three and six month periods ended June 30, 2013 and 2012, as the effect of these shares is anti-dilutive in these periods. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase common shares	4,132,750	1,606,890	4,132,750	1,606,890
Outstanding warrants	27,443,727	17,843,727	27,443,727	17,843,727
Amended and Restated Convertible Notes	26,948,630	7,867,138	26,948,630	7,867,138
Amended and Restated Reimbursement Noes	1,274,333	—	1,274,333	—
Amended and Restated Bridge Notes	3,046,155	—	3,046,155	—

	62,845,595	27,317,755	62,845,595	27,315,755

12. Commitments and Contingencies

Commitments.

Currently, we lease office space at 4 Becker Farm Road, Roseland, New Jersey under a non-cancellable operating lease expiring in 2017.

As of June 30, 2013, future minimum rental payments are as follows:

Years Ending December 31,	(In thousands)
2013 (remaining)	$55
2014	116
2015	136
2016	148
2017	74

Total	$529

We formerly leased office space at 240 Cedar Knolls Road, Cedar Knolls, New Jersey under a non-cancellable operating lease which expired January 31, 2013 (the “Prior Lease”). In accordance with the Prior Lease, the Company entered into a standby letter of credit in the amount of $246 thousand as a security deposit. The standby letter of credit was fully collateralized with a time certificate of deposit account in the same amount. The certificate of deposit had been recorded as a restricted cash balance in the accompanying financials. As of June 30, 2013, there are no amounts outstanding under the standby letter of credit. On April 9, 2013, the standby letter of credit was rescinded, releasing the restricted cash balance which was transferred into our operating funds.

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2013.

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

13. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012 and June 30, 2013, the Company had no accruals for interest or penalties related to income tax matters. For the six month periods ended June 30, 2013 and 2012, the effective income tax rates were 0% and 303%, respectively. The difference between the Company’s effective income tax rate and the Federal statutory rate of 34% is attributable to state tax benefits and tax credits, offset by changes in the deferred tax valuation allowance. During the six months ended June 30, 2012 we recognized an approximate $1.5 million income tax benefit as a result of proceeds from the sale of $18.6 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

14. New Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets to the extent (a) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (b) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose. The amendments in ASU 20103-11 are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “ Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ,” and in January 2013 issued ASU No. 2013-01, “ Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities .” These standards create new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial positions. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

15. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

June 30, 2013:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$4,501	$12,293	$16,794

December 31, 2012:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$1,780	$309	$2,089

Level 3 financial instruments consist of certain common stock warrants and the embedded conversion features. The fair value of these warrants and embedded conversion features that have exercise reset features are estimated using a Monte Carlo valuation model. The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements,” during the quarter ended March 31, 2012. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the embedded conversion feature of the Amended and Restated Convertible Notes, the embedded conversion feature of the Amended and Restated Reimbursement Notes, the embedded conversion feature of the Amended and Restated Bridge Notes, and the embedded conversion feature of the Amended and Restated June 2010 Warrants. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Beginning Balance	$309	$7,712
Derivative liability of embedded conversion feature of the Amended and Restated Bridge Notes	1,105
Amended and Restated Reimbursement Notes	156
Change in fair value	10,723	(7,403)

Ending Balance	$12,293	$309

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

General

Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules and commercialization of its own product candidates using its Eligen® Technology. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow onset of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen® Technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology can make it possible to deliver certain therapeutic molecules orally without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect. Our development efforts are conducted internally or in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market. Our website is www.emisphere.com. The contents of that website are not incorporated herein by reference. Investor related questions should be directed to info@emisphere.com.

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

As a result of our recent steps to refocus and prioritize our commercial opportunities, and promising trends with peptides, pegylated peptides and proteins in the industry that should provide new growth opportunities, we believe that Emisphere’s new business strategy will present opportunities for growth and value creation for the Company and its shareholders. We recognize, however, that further development, exploration and commercialization of our technology entails substantial risk and requires significant operational expenses. We continue to refocus our efforts on strategic development initiatives to reduce non-strategic spending aggressively, and seek to obtain the funding necessary to implement our new corporate strategy. There can be no assurances, however, that the Company will be able to secure adequate funding to meet its current obligations and successfully pursue its strategic direction. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see part II, Item 1A “Risk Factors.”

Our product pipeline includes prescription and medical food product candidates that are being developed in partnership or internally. During 2013, our development partner Novo Nordisk A/S (“Novo Nordisk”) continued its development programs and we continued to make progress on plans to commercialize our internally developed Eligen® B12 product.

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

On April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to the Development and License Agreement, dated June 21, 2008, between Novo Nordisk and the Company (as amended to date, the “Development Agreement”). The Amendment provides, among other things, that Novo Nordisk will pay $10 million to the Company as a prepayment of certain development milestone payments that would have otherwise become payable to the Company under the Development Agreement upon the initiation of Phase II and Phase III testing of an oral GLP-1 product by Novo Nordisk, in exchange for a reduction in the rate of potential future royalty payments arising from future sales of such products developed under the Development Agreement. In connection with the consummation of the transactions contemplated by the Amendment, Novo Nordisk, the Company, and each of MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (together with their respective affiliates, “MHR”) entered into an Amendment and Restated Agreement, dated as of April 26, 2013 (the “Amended and Restated Agreement”) whereby, among other things, MHR consented to the Company entering into the Amendment and agreed to forbear, under certain circumstances specified in the Amended and Restated Agreement, the exercise of certain rights under the Pledge and Security Agreement between the Company and MHR, pursuant to which MHR is granted a security interest in all or substantially all of the Company’s assets. The Company received the $10 million payment from Novo Nordisk contemplated by the Amendment on May 6, 2013.

In addition, the Company is internally developing a high dose oral formulation of Eligen® B12 (1000 mcg) for use by documented B12 deficient individuals. During the fourth quarter of 2010, the Company completed a clinical trial which demonstrated that both oral Eligen® B12 (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial was published in the July 2011 edition of the journal Clinical Therapeutics (Volume 22, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our potential Eligen® B12 (1000 mcg) product. On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the oral Eligen® B12 formulation was allowed. This new patent (US 8,022,048) provides intellectual property protection for Eligen® B12 through approximately October 2029. Currently, we are evaluating the results of our clinical trials and market research and exploring alternative development and commercialization options with the purpose of maximizing the commercial and health benefits potential of our Eligen® B12 asset.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012:

	2013	Three Months Ended June 30, 2012	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses	$1,788	$1,421	$367
Operating loss	$(1,788)	$(1,421)	$(367)
Other non-operating income (expense)	$(12,194)	$4,189	$(16,383)
Net income (loss)	$(13,982)	$2,768	$(16,750)

Operating expenses increased $0.37 million or 26% for the three months ended June 30, 2013 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Increase in human resources costs	$115
Increase in professional fees	213
Decrease in occupancy costs	(28)
Increase in clinical costs	28
Decrease in depreciation and amortization	(5)
Increase in other costs	44

$367

Human resource costs increased $115 thousand, or 20%, due primarily to new hiring commensurate with the Company’s new strategic direction.

Professional fees increased $213 thousand, or 35%, due primarily to a $219 thousand increase attributable to advisory services related to the restructuring of the Company’s obligations to MHR.

Occupancy costs decreased $28 thousand or 34% due to relocation of the corporate offices during January 2013.

Clinical costs increased $28 thousand, or 204%, due primarily to incremental materials archiving and storage costs.

Depreciation costs decreased $5 thousand or 71%, due to abandonment of assets upon the relocation of our corporate headquarters.

Other costs increased $44 thousand, or 34%, due primarily to increases in insurance costs and in IT systems support costs.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended June 30,
	2013	2012
Human resource costs, including benefits	38%	40%
Professional fees for legal, intellectual property, accounting and consulting	46%	43%
Occupancy for our laboratory and operating space	3%	6%
Clinical costs	2%	1%
Depreciation and amortization	1%	1%
Other	10%	9%

Other non-operating expense for the three months ended June 30, 2013 increased $16.4 million, or 391%, in comparison to the same period last year, due primarily to a $16.9 million change in the fair value of derivative instruments arising from the Restructuring Agreement as it relates to warrants with certain conversion features and a change in valuation method from the Black Scholes model to the Monte Carlo model, offset by a $0.6 million decrease in interest expense related to the MHR Convertible Note discount fully amortized at the September 26, 2012 default.

As a result of the above factors, we had a net loss of $14.0 million for the three months ended June 30, 2013, compared to net income of $2.8 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012:

	2013	Six Months Ended June 30, 2012	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses	$3,500	$3,187	$313
Operating loss	$(3,500)	$(3,187)	$(313)
Other non-operating income (expense)	$(12,906)	$3,691	$(16,597)
Income (loss) before income tax benefit	$(16,406)	$504	$(16,910)
Income tax benefit	$—	$1,527	$(1,527)
Net income (loss)	$(16,406)	$2,031	$(18,437)

Operating expenses increased $313 thousand or 10% for the six months ended June 30, 2013 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Increase in human resources costs	$160
Increase in professional fees	53
Decrease in occupancy costs	(42)
Increase in clinical costs	44
Decrease in depreciation and amortization	(11)
Increase in other costs	109

$313

Human resource costs increased $160 thousand, or 13%, due primarily to new hiring commensurate with the Company’s new strategic direction.

Professional fees increased $53 thousand, or 4%, due primarily to a $219 thousand increase attributable to advisory services related to the restructuring of the Company’s obligations to MHR offset partially by decreases in other business advisory costs, legal and accounting fees.

Occupancy costs decreased $42 thousand or 26% due to relocation of the corporate offices during January 2013.

Clinical costs increased $44 thousand, or 120%, due primarily to incremental materials archiving and storage costs.

Depreciation costs decreased $11 thousand or 71%, due to abandonment of assets upon the relocation of our corporate headquarters.

Other costs increased $109 thousand, or 41%, due primarily to a $41 thousand increase in insurance costs, a $29 thousand increase in information technology support costs, and a $39 thousand increase in connection with the office relocation and various other costs.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Six Months Ended June 30,
	2013	2012
Human resource costs, including benefits	39%	38%
Professional fees for legal, intellectual property, accounting and consulting	44%	47%
Occupancy for our laboratory and operating space	4%	5%
Clinical costs	2%	1%
Depreciation and amortization	0%	1%
Other	11%	8%

Other non-operating expense for the six months ended June 30, 2013 increased $16.6 million, or 450%, in comparison to the same period last year , due primarily to a $17.7 million change in the fair value of derivative instruments arising from the change in the price of the Company’s stock at June 30, 2013 compared to June 30, 2012, and an increase in the cost of certain derivative instruments attributable to the Restructuring Agreement (see Notes 9 and 10 to the Financial Statements included as part of this Report), offset partially by a $1.1 million decrease in interest expense arising from the amortization of debt discounts.

As a result of the above factors, we had a net loss of $16.4 million for the six months ended June 30, 2013, compared to a net income of $2.0 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of June 30, 2013, our working capital was $2.1 million, our accumulated deficit was approximately $484.2 million and our stockholders deficit was $82.4 million. Our operating loss was $1.8 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and was $3.5 million and $3.2 million for the six months ended June 30, 2013 and 2012, respectively. On June 30, 2013 we had approximately $7.7 million cash.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company was in default under the terms of the 11% senior secured convertible notes issued to MHR in 2006 and thereafter (the “MHR Convertible Notes”) and certain non-

interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR in 2010 (collectively, the “Reimbursement Notes”). Additionally on October 17, 2012, the Company issued promissory notes to MHR in the aggregate principal amount of $1,400,000 (the “Bridge Notes”).

On April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations under the MHR Convertible Notes, the Reimbursement Notes, and the Bridge Notes. As of April 26, 2013, these obligations included approximately $32.9 million due and payable under the MHR Convertible Notes, approximately $0.6 million due and payable under the Reimbursement Notes, and approximately $1.5 million due and payable under the Bridge Notes. All of these obligations were either past due, as discussed above, or payable on demand. The closing of the transactions contemplated by the Restructuring Agreement was subject to the satisfaction of certain conditions, including without limitation the receipt by the Company of the $10 million payment from Novo Nordisk described above.

On May 7, 2013, the Company and MHR consummated the transactions contemplated by the Restructuring Agreement (the “MHR Restructuring”). Pursuant to the MHR Restructuring, the Company and MHR amended and restated the MHR Convertible Notes, the Reimbursement Notes, and the Bridge Notes, as follows:

•

The amended and restated MHR Convertible Notes (collectively, the “Amended and Restated Convertible Notes”) provide for a new maturity date of September 26, 2017 (subject to acceleration upon the occurrence of certain specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones specified in the Amended and Restated Convertible Notes) and an increase in the interest rate of the MHR Convertible Notes from 11% to 13%, compounded monthly (the interest rate that has been applicable to the MHR Convertible Notes since September 26, 2012), which interest will be payable in the form of additional Amended and Restated Convertible Notes rather than in cash. As with the MHR Convertible Notes, the Amended and Restated Convertible Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. The Amended and Restated Convertible Notes must be redeemed from time to time pursuant to a cash sweep of approximately 40% of the Company’s Consolidated Free Cash Flow (as defined in the Amended and Restated Convertible Notes). The $10 million dollar payment from Novo Nordisk disclosed above will not be subject to the cash sweep, and will be available to the Company to fund its operations. The Amended and Restated Convertible Notes are convertible, at the option of the holder, at a conversion price of $1.25 per share of common stock (decreased from the $3.78 conversion price applicable to the MHR Convertible Notes), which conversion price is subject to adjustment upon the occurrence of events specified in the Amended and Restated Convertible Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company.

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

In connection with the MHR Restructuring, the Company (i) amended and restated the August 2009 Warrants described in Note 10 to the Financial Statements accompanying this Report entitling MHR to purchase, in the aggregate, 3,729,323 shares of the Company’s common stock (collectively, the “Amended and Restated 2009 Warrants”); (ii) amended and restated the June 2010 Warrants described in Note 10 to the Financial Statements accompanying this Report entitling MHR to purchase, in the aggregate, 865,000 shares of the Company’s common stock (collectively, the “Amended and Restated June 2010 Warrants”); (iii) amended and restated the August 2010 Warrants and August 2010 Waiver Warrants described in Note 10 to the Financial Statements accompanying this Report entitling MHR to purchase, in the aggregate, 3,598,146 shares of the Company’s common stock (collectively, the “Amended and Restated August 2010 Warrants”); (iv) amended and restated the July 2011 Warrants and July 2011 Waiver Warrants described in Note 10 to the Financial Statements accompanying this Report entitling MHR to purchase, in the aggregate, 3,805,307 shares of the Company’s common stock (collectively, the “Amended and Restated 2011

Warrants” and, together with the Amended and Restated 2009 Warrants, the Amended and Restated June 2010 Warrants, and the Amended and Restated August 2010 Warrants, the “Amended and Restated Warrants”); and (v) issued new warrants to MHR to purchase 10,000,000 shares of the Company’s common stock (collectively, the “2013 Warrants” and, together with the Amended and Restated Warrants, the “MHR Restructuring Warrants”). The MHR Restructuring Warrants entitle MHR to purchase, in the aggregate, 21,997,776 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $0.50 per share, and will expire on July 8, 2019. The exercise price of the MHR Restructuring Warrants and number of Warrant Shares issuable upon exercise of the MHR Restructuring Warrants are subject to adjustment upon the occurrence of events described in the MHR Restructuring Warrants, including stock dividends, stock splits, combinations of shares, and certain fundamental corporate transactions.

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

Based upon the Company’s receipt of the $10 million payment from Novo Nordisk disclosed above, the Company estimates that it will have sufficient cash to prepare for the market development and domestic launch of, and explore global markets opportunities for, Eligen® Oral B12, and otherwise continue operations through approximately the second quarter of 2014. However, we do not have sufficient resources to support a full commercial launch of Eligen® Oral B12 in the U.S. market or to develop fully any new products or technologies unless we are able to raise additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. The Company is pursuing several courses of action to address its deficiency in capital resources including the global commercialization of B12, seeking new partnerships, leveraging existing partnerships, and capital markets financings. While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. The Company estimates that if we fail to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the third quarter of 2014, the Company could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2012, 2011 and 2010 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Even if we are successful in raising additional capital to meet our obligations and otherwise continue operations, our business will still require additional investment that we have not yet secured. Furthermore, despite our optimism regarding the Eligen®Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see Part II, Item 1A “Risk Factors.”

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2013 for detailed explanations of its critical accounting estimates, which have not changed significantly during the period ended June 30, 2013.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 14 set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities. As further described in Note 10 to our Condensed Financial Statements set forth in Part I, Item 1 of this Report, at June 30, 2013, the estimated fair value of derivative instruments was $16.8 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in the Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, the Amended and Restated Reimbursement Notes, and the Amended and Restated June 2010 Warrants, which contain reset provisions were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives
(in thousands)
25% increase in stock price	$2,131
50% increase in stock price	3,663
5% increase in assumed volatility	1,182
25% decrease in stock price	(1,614)
50% decrease in stock price	(3,013)
5% decrease in assumed volatility	(497)

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Risks

•

We have a history of operating losses and we may never achieve profitability. Our failure to raise capital when needed would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations. The Company estimates that if we fail to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the third quarter of 2014, the Company could be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2012 contained a going concern explanatory paragraph.

•

We may not be able to meet the covenants detailed in the Amended and Restated Convertible Notes, Amended and Restated Reimbursement Notes, and Amended and Restated Bridge Notes issued to MHR in May 2013 (collectively, the “Amended and Restated MHR Notes”), which could result in an increase in the interest rate on the Amended and Restated MHR Notes and/or accelerated maturity of the Amended and Restated MHR Notes, which we would not be able to satisfy. The Amended and Restated MHR Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and if we default on our obligations under the Amended and Restated MHR Notes, MHR may elect to foreclose on such assets, in which event we would be required to cease operations.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1(a)	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

3.1(b)	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758))

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K, filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758))

3.2(a)	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference (SEC File No. 000-17758)).

3.2(b)	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference (SEC File No. 000-17758)).

4.2	Form of Amended and Restated 2009 Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.3	Form of Amended and Restated June 2010 Warrant (filed as Exhibit 4.2 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.4	Form of Amended and Restated August 2010 Warrant (filed as Exhibit 4.3 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.5	Form of Amended and Restated 2011 Warrant (filed as Exhibit 4.4 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.6	Form of 2013 Warrant (filed as Exhibit 4.5 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.7	Form of Amended and Restated Convertible Note (filed as Exhibit 4.6 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.8	Form of Amended and Restated Reimbursement Note (filed as Exhibit 4.7 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.9	Form of Amended and Restated Bridge Note (filed as Exhibit 4.8 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

10.1	Amendment No. 2 to the Development License Agreement dated June 21, 2008, effective as of April 26, 2013, between Novo Nordisk A/S and Emisphere Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on April 30, 2013 and incorporated herein by reference (SEC File No. 000-17758))**

10.2	Amended and Restated Agreement, dated as of April 26, 2013, by and among the Company, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, and Novo Nordisk A/S (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on April 30, 2013 and incorporated herein by reference (SEC File No. 000-17758))

10.3	Restructuring Agreement, made as of April 26, 2013, by and among the Company, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, and MHR Institutional Partners IIA LP (filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on April 30, 2013 and incorporated herein by reference (SEC File No. 000-17758))

10.4	First Amendment to Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on May 31, 2013 and incorporated herein by reference (SEC File No. 000-17758))

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS*	XBRL Instance Document (submitted electronically herewith).

101. SCH*	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

*	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.
**	Confidential treatment has been granted for redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: August 13, 2013	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2013

Emisphere Technologies, Inc.

/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(a)	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

3.1(b)	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758))

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K, filed on June 5, 2012 and incorporated herein by reference (SEC File No. 000-17758))

3.2(a)	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 (filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999) and as further amended on September 23, 2005 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference (SEC File No. 000-17758)).

3.2(b)	Amendment, effective as of September 11, 2007, to the Amended By-Laws of Emisphere Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference (SEC File No. 000-17758)).

4.1	Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference (SEC File No. 000-17758)).

4.2	Form of Amended and Restated 2009 Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.3	Form of Amended and Restated June 2010 Warrant (filed as Exhibit 4.2 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.4	Form of Amended and Restated August 2010 Warrant (filed as Exhibit 4.3 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.5	Form of Amended and Restated 2011 Warrant (filed as Exhibit 4.4 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.6	Form of 2013 Warrant (filed as Exhibit 4.5 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.7	Form of Amended and Restated Convertible Note (filed as Exhibit 4.6 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.8	Form of Amended and Restated Reimbursement Note (filed as Exhibit 4.7 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

4.9	Form of Amended and Restated Bridge Note (filed as Exhibit 4.8 to the Current Report on Form 8-K, filed on May 9, 2013 and incorporated herein by reference (SEC File No. 000-17758))

10.1	Amendment No. 2 to the Development License Agreement dated June 21, 2008, effective as of April 26, 2013, between Novo Nordisk A/S and Emisphere Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on April 30, 2013 and incorporated herein by reference (SEC File No. 000-17758))**

10.2	Amended and Restated Agreement, dated as of April 26, 2013, by and among the Company, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, and Novo Nordisk A/S (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on April 30, 2013 and incorporated herein by reference (SEC File No. 000-17758))

10.3	Restructuring Agreement, made as of April 26, 2013, by and among the Company, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, and MHR Institutional Partners IIA LP (filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on April 30, 2013 and incorporated herein by reference (SEC File No. 000-17758))

10.4	First Amendment to Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on May 31, 2013 and incorporated herein by reference (SEC File No. 000-17758))

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS*	XBRL Instance Document (submitted electronically herewith).

101. SCH*	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

*	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.
**	Confidential treatment has been granted for redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.