Form 10-Q
period 2013-09-30
EMISPHERE TECHNOLOGIES INC
filed 2013-11-12
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 12, 2013 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

September 30, 2013 and December 31, 2012

(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,138	$1,484
Accounts receivable, net	—	1
Inventories	249	249
Prepaid expenses and other current assets	80	149

Total current assets	6,467	1,883
Equipment and leasehold improvements, net	23	12
Restricted cash	—	247
Other assets	34	34

Total assets	$6,524	$2,176

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$823	$923
Notes payable related party, net of related discounts	499	33,607
Derivative instruments:
Related party	3,890	1,491
Others	688	598
Other current liabilities	—	9

Total current liabilities	5,900	36,628
Notes payable related party, net of related discounts	30,771	—
Accrued interest	1,157	—
Derivative instruments, related party	11,128	—
Deferred revenue	41,616	31,614
Deferred lease liability	10	—

Total liabilities	90,582	68,242

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 2,000,000 shares as of September 30, 2013 and as of December 31, 2012; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 200,000,000 shares as of September 30, 2013 and as of December 31, 2012; issued 60,977,210 shares (60,687,478 outstanding) as of September 30, 2013 and December 31, 2012	610	610
Additional paid-in-capital	405,230	405,096
Accumulated deficit	(485,946)	(467,820)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(84,058)	(66,066)

Total liabilities and stockholders’ deficit	$6,524	$2,176

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three and nine months ended September 30, 2013 and 2012

(in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net Sales	$—	$—	$—	$—

Costs and expenses:
Research and development	243	354	614	1,095
General and administrative	1,516	1,113	4,631	3,543
Depreciation and amortization	2	7	6	23
Loss on fixed assets	—	—	10	—

Total costs and expenses	1,761	1,474	5,261	4,661

Operating loss	(1,761)	(1,474)	(5,261)	(4,661)

Other non-operating income (expense):
Other income	5	1	70	40
Change in fair value of derivative instruments
Related party	1,255	(906)	(9,252)	5,854
Other	66	(431)	(91)	(160)
Interest expense, related party	(1,285)	(1,777)	(3,592)	(5,156)

Total other non-operating income (expense)	41	(3,113)	(12,865)	578

Loss before income tax benefit	(1,720)	(4,587)	(18,126)	(4,083)
Income tax benefit	—	—	—	1,527

Net loss	$(1,720)	$(4,587)	$(18,126)	$(2,556)

Net loss per share, basic and diluted	$(0.03)	$(0.08)	$(0.30)	$(0.04)

Weighted average shares outstanding, basic and diluted	60,687,478	60,687,478	60,687,478	60,687,478

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2013 and 2012

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(18,126)	$(2,556)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6	22
Change in fair value of derivative instruments	9,343	(5,694)
Non-cash interest expense	3,592	5,156
Non-cash compensation expense	135	233
Loss on disposal of fixed assets	10	—
Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	1	19
Decrease in prepaid expenses and other current assets	69	46
Increase in deferred revenue	10,002	19
Decrease in accounts payable and accrued expenses	(102)	(55)
Decrease in other current liabilities	—	(26)
Increase (decrease) in deferred lease liability	1	(4)

Total adjustments	23,057	(284)

Net cash provided by (used in) operating activities	4,931	(2,840)

Cash flows from investing activities:
Purchase of fixed assets	(27)	—
Decrease in restricted cash	247	—

Net cash provided by investing activities	220	—

Net cash used in financing activities—payment of fees associated with debt modification	(497)	—

Net increase (decrease) in cash and cash equivalents	4,654	(2,840)
Cash and cash equivalents, beginning of period	1,484	3,069

Cash and cash equivalents, end of period	$6,138	$229

Schedule of non-cash financing activities
Debt discounts issued in debt modifications	$4,041	$—
Conversion of accrued interest notes payable	$677	$—

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

Our core business strategy is to pursue the commercialization of Oral Eligen® B12, build new, high-value partnerships and continue to expand upon existing partnerships, evaluate new prescription Medical Foods commercial opportunities, reprioritize our product pipeline, and promote new uses for our Eligen® Technology.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of September 30, 2013, our working capital was $0.6 million, our accumulated deficit was approximately $485.9 million and our stockholders deficit was $84.1 million. Our operating loss was $1.8 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and $5.3 million and $4.7 million for the nine months ended September 30, 2013 and 2012, respectively. On September 30, 2013 we had approximately $6.1 million of cash and cash equivalents.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company had been in default under the terms of the MHR Convertible Notes and the Reimbursement Notes (as each is defined and described in Note 9 to these Financial Statements) issued to MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners Master Account LP, and MHR Capital Partners (100) LP (together with their respective affiliates, “MHR”). On April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of its obligations to MHR under the MHR Convertible Notes, the Reimbursement Notes, and certain Bridge Notes described in Note 9 to these Financial Statements. A special committee of the Company’s board of directors (the “Board”), composed of independent directors, negotiated the terms of the Restructuring Agreement and the transactions contemplated thereby (the “Restructuring”) with the advice of its legal and financial advisors, and the Restructuring Agreement was unanimously approved by the disinterested members of the Board with the unanimous affirmative recommendation of the special committee. On May 7, 2013, pursuant to the Restructuring, each of the MHR Convertible Notes, Reimbursement Notes, and Bridge Notes were amended and restated. Please see Note 9 to these Financial Statements for more information regarding the Company’s obligations to MHR and the Restructuring.

Also on April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to the Development and License Agreement, dated June 21, 2008, between Novo Nordisk A/S (“Novo Nordisk”) and the Company (as amended to date, the “Development Agreement”). The Amendment provides, among other things, for a payment of $10 million from Novo Nordisk to the Company as a prepayment for the achievement of certain development milestones that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement. The $10 million payment from Novo Nordisk was received by the Company on May 6, 2013, and recorded as deferred revenue. Based upon the Company’s receipt of this $10 million payment from Novo Nordisk, the Company estimates that it will have sufficient cash to prepare for the market development and domestic launch of, and to explore global markets opportunities for, Eligen ® Oral B12, and otherwise continue operations through approximately the second quarter of 2014. However, we will not have sufficient resources to support a full commercial launch of B12 in the U.S. market or to develop any new products or technologies unless we are able to raise additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that such financing will be available on favorable terms or at all.

In connection with the consummation of the transactions contemplated by the Amendment, Novo Nordisk, the Company, and MHR entered into an Amended and Restated Agreement, dated as of April 26, 2013 (the “Amended and Restated Agreement”) whereby, among other things, MHR consented to the Company entering into the Amendment and agreed to forbear, under certain circumstances, the exercise of certain rights under the Pledge and Security Agreement between the Company and MHR, pursuant to which MHR is granted a security interest in all or substantially all of the Company’s assets.

We are pursuing several courses of action to address the deficiency in our capital resources, including the global commercialization of B12, seeking new partnerships, leveraging existing partnerships, and capital markets financings. While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. We estimate that if we fail to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the third quarter of 2014, we could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2012, 2011 and 2010 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

4. Stock-Based Compensation Plans

On April 20, 2007, our stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to our executive officers and other employees, and non-employee directors, consultants and others who provide substantial services to us. Pursuant to an amendment authorized by our stockholders on May 30, 2013, the 2007 Plan was amended to increase the number of shares of our common stock that may be awarded thereunder by 5,000,000 shares. The 2007 Plan, as so amended, provides for the issuance of an aggregate 8,265,562 shares as follows: 7,500,000 new shares, 364,492 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors. As of September 30, 2013, shares available for future grants under all of our equity plans amounted to 5,176,766.

Total compensation expense recorded during the three and nine months ended September 30, 2013 for share-based payment awards was $0.05 million and $0.14 million, respectively, which is included in general and administrative expenses in the condensed statement of operations for the three and nine months ended September 30, 2013. At September 30, 2013, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.2 million which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the three and nine months ended September 30, 2013 and September 30, 2012, respectively. No tax benefit was realized due to a continued pattern of operating losses.

There were no options issued during the three months ended September, 30, 2013.

5. Inventories

Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of work in process at September 30, 2013 and December 31, 2012.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Prepaid corporate insurance	$33	$84
Prepaid expenses and other current assets	47	65

	$80	$149

7. Fixed Assets

	Useful Lives in Years	September 30, 2013	December 31, 2012
		(in thousands)
Equipment	3-7	$582	$1,306
Leasehold improvements	Term of lease	27	61

		609	1,367
Less, accumulated depreciation and amortization		586	1,355

Equipment and leasehold improvements, net		$23	$12

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Accounts payable and other accrued expenses	$351	$380
Accrued legal, professional fees and other	394	522
Accrued vacation	78	21

	$823	$923

9. Notes Payable

Notes payable, net of related discounts, consists of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Amended and Restated MHR Convertible Notes	$30,532	$31,576
Amended and Restated MHR Reimbursement Notes	499	600
Amended and Restated MHR Bridge Notes	239	1,431

	31,270	33,607
Less: Current portion	499	33,607

Non-current Notes payable, net of related discounts	$30,771	$—

Amended and Restated Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR. Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for 11% senior secured convertible notes (collectively, the “MHR Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the MHR Convertible Notes were convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. In connection with the MHR Convertible Notes exchange, the Company agreed to appoint a representative of MHR (the “MHR Nominee”) and another person (the “Mutual Director”) to the Board. Further, the Company agreed to amend, and in January 2006 did amend, its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board so long as MHR holds at least 2% of the outstanding common stock of the Company. The MHR Convertible Notes were due on September 26, 2012. As of September 27, 2012, the Company was in default under the terms of the MHR Convertible Notes as a result of its failure to pay approximately $30.5 million in principal and interest due and payable on September 26, 2012. On April 26, 2013, the Company entered into the Restructuring Agreement with MHR regarding the restructuring of the terms of the Company’s obligations under certain promissory notes issued to MHR, including the MHR Convertible Notes. On May 7, 2013, the Company and MHR consummated the Restructuring. Pursuant to the Restructuring, the Company issued to MHR amended and restated MHR Convertible Notes (the “Amended and Restated Convertible Notes”), that are convertible into shares of our common stock at a price per share of $1.25 (subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), bear interest at 13% per annum, compounded monthly and payable in the form of additional Amended and Restated Convertible Notes on June 30th and December 31st of each year, and are due on September 26, 2017 (subject to acceleration upon the occurrence of specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones). Accrued interest at September 30, 2013 was $1.1 million. The Amended and Restated Convertible Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets, and must be redeemed from time to time pursuant to a cash sweep of approximately 40% of the Company’s Consolidated Free Cash Flow (as defined in the Amended and Restated Convertible Notes). As of September 30, 2013, the Amended and Restated Convertible Notes were convertible into 26,948,631 shares of our common stock.

Amended and Restated Reimbursement Notes. On June 8 2010, the Company issued to MHR certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 (collectively, the “Reimbursement Notes”) in reimbursement for legal expenses incurred by MHR in connection with MHR’s agreement to, among other things, waive certain rights as a senior secured party of the Company and enter into a non-disturbance agreement with the Company’s collaboration partner Novartis Pharma AG, and, if necessary, to enter into a comparable agreement in connection with another potential Company transaction. The Reimbursement Notes were originally due and payable on June 4,

2012, which date was extended to September 26, 2012 by agreement with MHR. The Company imputed interest at the time of issuance of the Reimbursement Notes at its incremental borrowing rate of 10%, and discounted the face amounts of the Reimbursement Notes by $25,000 in the aggregate. As of September 27, 2012, the Company was in default under the terms of the Reimbursement Notes as a result of its failure to pay to MHR $600,000 in principal due and payable on September 26, 2012. Based on this default, the default interest rate of 10% per annum applied to the Reimbursement Notes effective as of September 27, 2012. Pursuant to the Restructuring, the Company issued to MHR amended and restated Reimbursement Notes (the “Amended and Restated Reimbursement Notes”). The Amended and Restated Reimbursement Notes are convertible into shares of our common stock at a price per share of $0.50 (which conversion price is subject to adjustment upon the occurrence of specified events , including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), are non-interest bearing (other than default interest), and are due May 7, 2014 (subject to acceleration upon the occurrence of specified events of default). The Amended and Restated Reimbursement Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. As of September 30, 2013, the Amended and Restated Reimbursement Notes were convertible into 1,274,333 shares of our common stock.

Amended and Restated Bridge Notes. On October 17, 2012, the Company issued to MHR promissory notes (the “Bridge Notes”) in the aggregate principal amount of $1,400,000. The Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. Pursuant to the Restructuring, the Company issued to MHR amended and restated Bridge Notes (the “Amended and Restated Bridge Notes”), that are convertible into shares of our common stock at a price per share of $0.50 per share (which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), bear interest at 13% per annum, compounded monthly and payable in the form of additional Amended and Restated Bridge Notes on June 30th and December 31st of each year, and are due on September 26, 2017 (subject to acceleration upon the occurrence of specified events of default). Accrued interest at September 30, 2013 was $0.1 million. The Amended and Restated Bridge Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. As of September 30, 2013, the Amended and Restated Bridge Notes were convertible into 3,046,158 shares of our common stock.

In addition to the foregoing, pursuant to the Restructuring, the Company (i) amended and restated its August 2009 Warrants described in Note 10 to these Financial Statements entitling MHR to purchase, in the aggregate, 3,729,323 shares of the Company’s common stock (collectively, the “Amended and Restated 2009 Warrants”); (ii) amended and restated its June 2010 Warrants described in Note 10 entitling MHR to purchase, in the aggregate, 865,000 shares of the Company’s common stock (the “Amended and Restated June 2010 Warrants”); (iii) amended and restated its August 2010 Warrants and August 2010 Waiver Warrants described in Note 10 entitling MHR to purchase, in the aggregate, 3,598,146 shares of the Company’s common stock (the “Amended and Restated August 2010 Warrants”); (iv) amended and restated the July 2011 Warrants and July 2011 Waiver Warrants described in Note 10 to these Financial Statements entitling MHR to purchase, in the aggregate, 3,805,307 shares of the Company’s common stock (the “Amended and Restated 2011 Warrants” and, together with the Amended and Restated 2009 Warrants, the Amended and Restated June 2010 Warrants, and the Amended and Restated August 2010 Warrants, the “Amended and Restated Warrants”); and (v) issued new warrants to MHR to purchase 10,000,000 shares of the Company’s common stock (the “2013 Restructuring Warrants” and, together with the Amended and Restated Warrants, the “MHR Restructuring Warrants”). The MHR Restructuring Warrants entitle MHR to purchase, in the aggregate, 21,997,776 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $0.50 per share, and will expire on July 8, 2019. The exercise price of the MHR Restructuring Warrants and number of Warrant Shares issuable upon exercise of the MHR Restructuring Warrants are subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, combinations of shares, and certain fundamental corporate transactions.

Additional fees paid by Emisphere in connection with the consummation of the transactions contemplated by the Restructuring Agreement included the reimbursement of $497 thousand of MHR’s legal fees associated with the transaction.

The Company determined that the modifications to the Company’s obligations to MHR evidenced by the MHR Convertible Notes, Reimbursement Notes, and Bridge Notes (collectively, the “MHR Obligations”) were not substantial in accordance with ASC 470-50, “Modifications and Extinguishments”. The amendments to the MHR Obligations were accounted for as modifications rather than extinguishments. As such, each of (i) the $497 thousand of MHR’s legal fees, (ii) the fair value of the 10,000,000 MHR Restructuring Warrants, and (iii) the incremental value from the modification of the August 2009 Warrants, June 2010 Warrants, August 2010 MHR Warrants, August 2010 Waiver Warrants, July 2011 MHR Warrants, and July 2011 Waiver Warrants, as each term is defined in Note 10 (collectively, the “Modification Fees”) were accounted for as discounts to the MHR Obligations as of May 7, 2013, the date that the transactions contemplated by the Restructuring Agreement were consummated. The Modification Fees were allocated to the Amended and Restated Convertible Notes, Amended and Restated Bridge Notes and Amended and Restated Reimbursement Notes based on their weighted average. The Company calculated the incremental value of the modification to the August 2009 Warrants, June 2010 Warrants, August 2010 Warrants, August 2010 Waiver Warrants, July 2011 Warrants, and July 2011 Waiver Warrants as the difference between the value of their fair value immediately before and after the consummation of Restructuring.

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

The Company determined that due to the adjustment of the conversion price of the Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, and Amended and Restated Reimbursement Notes upon the occurrence of certain events, the embedded conversion features are not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15, requiring the embedded conversion features to be accounted for as derivative liabilities. Because the modification of the bifurcated conversion option of the Amended and Restated Convertible Notes was accounted for at fair value both before and after the modification, the change in the fair value of the conversion options was reflected in the accompanying statements of operations. The estimated fair value of the embedded conversion feature of the Amended and Restated Convertible Notes was $0 and $12,810,557 immediately before and after the modification, respectively. Since there were no conversion terms to the Bridge Notes or the Reimbursement Notes prior to their amendment and restatement, the addition of the embedded conversion option in the Amended and Restated Bridge Notes and Amended and Restated Reimbursement Notes was recorded as a discount to the respective notes. The fair value of the embedded conversion feature of the Amended and Restated Bridge Notes and the Amended and Restated Reimbursement Notes on May 7, 2013 was $1,104,767 and $156,041, respectively.

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

Amended and Restated Convertible Notes

May 7, 2013
Closing stock price	$0.23
Conversion price	$1.25
Expected volatility	160%
Remaining term (years)	4.39
Risk-free rate	0.63%
Expected dividend yield	0%

Amended and Restated Reimbursement Notes

May 7, 2013
Closing stock price	$0.23
Conversion price	$0.50
Expected volatility	184%
Remaining term (years)	0.97
Risk-free rate	0.15%
Expected dividend yield	0%

Amended and Restated Bridge Notes

May 7, 2013
Closing stock price	$0.23
Conversion price	$0.50
Expected volatility	160%
Remaining term (years)	4.39
Risk-free rate	0.63%
Expected dividend yield	0%

The carrying value of the MHR Obligations is comprised of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Amended and Restated Convertible Notes	$33,686	$31,576
Amended and Restated Reimbursement Notes	636	600
Amended and Restated Bridge Notes	1,523	1,431
Unamortized discounts	(4,575)	—

	$31,270	$33,607

10. Derivative Instruments

Derivative instruments consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Amended and Restated Convertible Notes	$10,159	$230
Amended and Restated Reimbursement Notes	56	—
Amended and Restated Bridge Notes	968	—
Amended and Restated August 2009 Warrants	632	372
Amended and Restated June 2010 MHR Warrants	251	79
Amended and Restated August 2010 Warrants	445	277
August 2010 Investor Warrants	291	258
Amended and Restated August 2010 MHR Waiver Warrants	165	103
Amended and Restated July 2011 Warrants	510	340
July 2011 Investor Warrants	398	340
Amended and Restated July 2011 MHR Waiver Warrants	135	90
May 2013 MHR Modification Warrants	1,696	—

	$15,706	$2,089

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

Embedded Conversion Feature of Amended and Restated Notes. The Amended and Restated Convertible Notes, The Amended and Restated Reimbursement Notes, and The Amended and Restated Bridge Notes (collectively, the “Amended and Restated Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the Amended and Restated Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the Amended and Restated Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability has been presented as a current liability as of December 31, 2012 and a non-current liability as of September 30, 2013, to correspond to its host contract.

Amended and Restated Convertible Notes. In addition to the foregoing, the adjustment provision of the Amended and Restated Convertible Notes does not become effective unless and until the Company were to raise $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. The fair value of the embedded conversion feature of the Amended and Restated Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of September 30, 2013 are a closing stock price of $0.19, a conversion price of $1.25, expected volatility of 160% over the remaining term of four years, and a risk free rate of 1.00%. The fair value of the embedded conversion feature of the Amended and Restated Convertible Notes decreased by $0.7 million and increased $9.9 million for the three and nine months ended September 30, 2013, respectively, which has been recognized in the accompanying statements of operations.

Amended and Restated Reimbursement Notes. The fair value of the embedded conversion feature of the Amended and Restated Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of September 30, 2013 are a closing stock price of $0.19, conversion price of $0.50, expected volatility of 160% over the remaining term of 7 months, and a risk free rate of 0.05.%. The fair value of the embedded conversion of the Amended and Restated Reimbursement Notes feature decreased by approximately $61 thousand for the three months ended September 30, 2013 and decreased by approximately $0.1 million from its inception date of May 7, 2013 through September 30, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated Bridge Notes. The fair value of the embedded conversion feature of the Amended and Restated Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of September 30, 2013 are a closing stock price of $0.19, conversion price of $0.50, expected volatility of 160% over the remaining term of four years, and a risk free rate of 1.00.%. The fair value of the embedded conversion feature of the Amended and Restated Bridge Notes decreased by approximately $79 thousand for the three months ended September 30, 2013 and decreased approximately $0.1 million from its inception date of May 7, 2013 through September 30, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the Restructuring, on May 7, 2013 the Company amended and restated the Original Warrants such that the expiration date of the Original Warrant was extended to July 8, 2019 and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2010 Warrants”, The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24 month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of September 30, 2013 are a closing stock price of $0.19, exercise price $0.50, expected volatility of 150 % over the remaining term five years and ten months, and a risk-free rate of 1.62%. The fair value of the Amended and Restated June 2010 Warrants decreased by $0.01 million for the three months and increased approximately $0.2 million for the nine months ended September 30, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stocks at various times from 2009 through 2011, as described more fully below (the August 2009 Warrants, August 2010 Warrants,

August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the Restructuring, on May 7, 2013 the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019 and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”) . Under the terms of each of the Amended and Restated Warrants, as well as the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value the Original Warrants as of September 30, 2013 are a closing stock price of $0.19, exercise price of $0.50 expected volatility of 150.59% over the remaining term as of September 30 2013 of five years and ten months, and a risk-free rate of 1.39%. The assumptions used in computing the fair value the Investor Warrants, as well as the fair value of each of the Warrants and any other relevant terms, are described below.

Amended and Restated August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 3.7 million shares of common stock to MHR (the “August 2009 Warrants”, and as amended and restated, the “Amended and Restated August 2009 Warrants”). The fair value of the Amended and Restated August 2009 Warrants decreased by $0.03 million for the three months ended September 30, 2013 and increased $0.26 million for the nine months ended September 30, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated August 2010 Warrants. In connection with an equity financing conducted in August 2010 (the “August 2010 Financing”), Emisphere sold warrants to purchase 2.6 million shares of common stock to MHR (the “August 2010 MHR Warrants”). The fair value of the Amended and Restated August 2010 Warrants decreased by $0.02 million for the three months and increased approximately $0.2 for the nine months ended September 30, 2013, which has been recognized in the accompanying statements of operations.

August 2010 Investor Warrants. Also in connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). As of June 30, 2013, all of the August 2010 Warrants were exercisable at $1.26 per share and had an expiration date of August 26, 2015. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of September 30, 2013 are a closing stock price of $0.19, exercise price of $1.26, expected volatility of 200.03% over the remaining term as of one year and eleven months, and a risk-free rate of 0.33%. The fair value of the August 2010 Warrants decreased by $0.02 million for the three months and increased approximately $0.03 for the nine months ended September 30, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated August 2010 MHR Waiver Warrants. Also in connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 Waiver Warrants”). The fair value of the amended and restated August 2010 Waiver Warrants decreased by $8 thousand for the three months and increased approximately $62 thousand for the nine months ended September 30, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated July 2011 Warrants. In connection with an equity financing conducted in July 2011 (the “July 2011 Financing”), Emisphere sold warrants to purchase 3.01 million shares of common stock to MHR (the “July 2011 MHR Warrants”. The fair value of the Amended and Restated July 2011 Warrants decreased by $0.02 million for the three months and increased $0.2 million for the nine months ended September 30, 2013, which has been recorded in the statements of operations.

July 2011 Investor Warrants. Also in connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). As of June 30, 2013, all of the July 2011 Warrants were exercisable at $1.09 per share and had an expiration date of July 6, 2016. The assumptions used in computing the fair value of the July 2011 Warrants as of September 30, 2013 are a closing stock price of $0.19, exercise price of $1.09, expected volatility of 176.11% over the remaining term of two years and ten months, and a risk-free rate of 0.63%. The fair value of the July 2011 Warrants decreased by $50 thousand for the three months and increased by $58 thousand for the nine months ended September 30, 2013, which has been recorded in the statements of operations.

Amended and Restated July 2011 MHR Waiver Warrants. Also in connection with the July 2011 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the MHR Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the July 2011 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 795,000 shares of its common stock (the “July 2011 Waiver Warrants”). The fair value of the amended and restated July 2011 MHR Waiver Warrants decreased by $6 thousand for the three months and increased $45 thousand for the nine months ended September 30, 2013, which has been recorded in the statements of operations.

2013 Restructuring Warrants. As described in Note 9 above, on May 7, 2013 the Company issued to MHR warrants to purchase 10 million shares of its common stock (the “2013 Restructuring Warrants”) as part of the Restructuring. The assumptions used in computing the fair value of the 2013 Restructuring Warrants as of September 30, 2013 are a closing stock price of $0.19, exercise price of $0.50, expected volatility of 150.59% over the remaining term of five years and ten months and a risk free rate of 1.39.% The fair value of the 2013 Restructuring Warrants decreased by $0.08 million for the three months ended September 30, 2013 and increased $0.4 million from its inception date of May 7, 2013 through September 30, 2013, which has been recognized in the accompanying statements of operations.

11. Commitments and Contingencies

Commitments.

Currently, we lease office space at 4 Becker Farm Road, Roseland, New Jersey under a non-cancellable operating lease expiring in 2017.

As of September 30, 2013, future minimum rental payments are as follows:

Years Ending December 31,	(In thousands)
2013 (remaining)	$28
2014	116
2015	136
2016	148
2017	74

Total	$502

We formerly leased office space at 240 Cedar Knolls Road, Cedar Knolls, New Jersey under a non-cancellable operating lease which expired January 31, 2013 (the “Prior Lease”). In accordance with the Prior Lease, the Company entered into a standby letter of credit in the amount of $246 thousand as a security deposit. The standby letter of credit was fully collateralized with a time certificate of deposit account in the same amount. The certificate of deposit had been recorded as a restricted cash balance in the accompanying financials. As of September 30, 2013, there are no amounts outstanding under the standby letter of credit. On April 9, 2013, the standby letter of credit was rescinded, releasing the restricted cash balance which was transferred into our operating funds.

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2013.

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

12. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012 and September 30, 2013, the Company had no accruals for interest or penalties related to income tax matters. For the nine month periods ended September 30, 2013 and 2012, the effective income tax rates were 0% and 37%, respectively. For the nine months ended September 30, 2012 the difference between the Company’s effective income tax rate and the Federal statutory rate of 34% is attributable to state tax benefits and tax credits, offset by changes in the deferred tax valuation allowance. During the nine months ended September 30, 2012 we recognized an approximate $1.5 million income tax benefit as a result of proceeds from the sale of $18.6 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

13. New Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets to the extent (a) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (b) the taxlaw of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose. The amendments in ASU 20103-11 are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

14. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

September 30, 2013	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$4,272	$11,434	$15,706

December 31, 2012:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$1,780	$309	$2,089

Level 3 financial instruments consist of certain common stock warrants and embedded conversion features. The fair value of these warrants and embedded conversion features that have exercise reset features are estimated using a Monte Carlo valuation model. The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements,” during the quarter ended March 31, 2012. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the embedded conversion feature of the Amended and Restated Convertible Notes, the embedded conversion feature of the Amended and Restated Reimbursement Notes, the embedded conversion feature of the Amended and Restated Bridge Notes, and the embedded conversion feature of the Amended and Restated June 2010 Warrants. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Beginning Balance	$309	$7,712
Derivative liability of embedded conversion feature of the Amended and Restated Bridge Notes	1,318
Amended and Restated Reimbursement Notes	177
Change in fair value	9,630	(7,403)

Ending Balance	$11,434	$309

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

SAFE HARBOR CAUTIONARY STATEMENT

Certain statements in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations and elsewhere in this report as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include (without limitation) statements regarding planned or expected studies and trials of oral formulations that utilize our Eligen ® Technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our Eligen ® Technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operational improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under Part II, Item 1A. “Risk Factors” and other factors discussed in connection with any forward-looking statements.

General

Emisphere Technologies, Inc. is a biopharmaceutical company that focuses on a unique and improved delivery of therapeutic molecules and commercialization of its own product candidates using its Eligen ® Technology. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow onset of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen ® Technology can be applied to the oral route of administration as well as other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology can make it possible to deliver certain therapeutic molecules orally without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect. Our development efforts are conducted internally or in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market. Our website is www.emisphere.com. The contents of that website are not incorporated herein by reference. Investor related questions should be directed to info@emisphere.com.

Since our inception in 1986, substantial efforts and resources have been devoted to understanding the Eligen® Technology and establishing a product development pipeline that incorporated this technology with selected molecules. Our core business strategy had been to develop oral forms of drugs or nutrients that are not currently available or have poor bioavailability in oral form by applying the Eligen® Technology to those drugs or nutrients, and to commercialize the Company’s Oral Eligen® B12 product. During September 2012, the Company took two important steps to improve its strategic position: it hired Mr. Alan L. Rubino as President and Chief Executive Officer, and appointed Mr. Timothy G. Rothwell as Chairman of the Board of Directors. Mr. Rubino and Mr. Rothwell are seasoned industry executives with major and emerging pharmaceutical company experience who form the core of a new leadership team that will implement the Company’s strategic goals. To that end, our new Chairman and Chief Executive Officer have sought to expand opportunities with existing partners and will continue to work to expand and explore new efforts to attract new delivery system, product development, and licensing partnerships. After evaluating the Company’s operations and strategy, the leadership team determined the Company should refocus its corporate strategy to reemphasize the commercialization of Oral Eligen® B12, build new high-value partnerships, evaluate new prescription Medical Foods commercial opportunities, reprioritize the product pipeline, and promote new uses for the Eligen® Technology.

In furtherance of this new strategic direction, spending has been redirected and aggressive cost control initiatives, including the elimination of certain research and development positions, have been implemented in order to allow investment in commercialization resources. To accelerate the commercialization of B12 and evaluate new prescription Medical Foods opportunities and other prescription products under development, the Company hired Mr. Carl V. Sailer to head its commercial efforts. Mr. Sailer has extensive experience in pharmaceuticals products marketing and supply chain management. He has a proven track record of launching new, and enhancing the financial performance of, existing pharmaceutical products by implementing progressive commercial marketing and distribution models. Furthermore, the Company engaged the consulting services of Dr. Carlos de Lecea, M.D., Ph.D., to expand its business development efforts globally. Dr. de Lecea has over 20 years experience in business development, including in and out licensing pharmaceutical products and delivery technologies in global markets. Dr. de Lecea will also work with Mr. Rubino to expand the application of the Eligen® Technology by taking advantage of its suitability to facilitate oral absorption of emerging peptides and biologic products that are typically only available as injectibles or are currently under development. We believe that these products represent tremendous promise for realizing improvements in healthcare and growth in the industry, and that the Eligen ® Technology is well suited to deliver many of these molecules safely and efficiently.

These actions support the Company’s decision to reposition Emisphere into a viable commercial-stage entity, anchored by the Eligen ® Oral B12 product. As it transitions to this strategy, the Company remains dedicated to further realizing the full potential and commercial value of its platform Eligen ® Technology. As a result of our recent steps to refocus and prioritize our commercial opportunities, and promising trends with peptides, pegylated peptides and proteins in the industry that should provide new growth opportunities, we believe that Emisphere’s new business strategy will present opportunities for growth and value creation for the Company and its shareholders. We recognize, however, that further development, exploration and commercialization of our technology entails substantial risk and requires significant operational expenses. We continue to refocus our efforts on strategic development initiatives to aggressively reduce non-strategic spending, and seek to obtain the funding necessary to implement our new corporate strategy. There can be no assurances, however, that the Company will be able to secure adequate funding to meet its current obligations and successfully pursue its strategic direction. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see part II, Item 1A “Risk Factors.”

Our product pipeline includes prescription and medical food product candidates that are being developed in partnership or internally. During 2013, our development partner Novo Nordisk A/S (“Novo Nordisk”) continued its development programs and we continued to make progress on plans to commercialize our internally developed Eligen® B12 product.

Novo Nordisk is using our Eligen® drug delivery technology in combination with its proprietary GLP-1 receptor agonists and insulins. During December 2010, the Company entered into a license agreement with Novo Nordisk to develop and commercialize oral formulations of Novo Nordisk’s insulins using Emisphere’s Eligen® Technology. This was the second license agreement between the two companies. The GLP-1 License Agreement, entered into in June 2008, and amended for the second time on April 26, 2013 (as described below under the heading “Liquidity and Capital Resources”) provides for the development of oral formulations of GLP-1 receptor agonists, with a potential drug currently in a Phase I clinical trial.

As described more fully in Note 1 to the Financial Statements, on April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to the Development and License Agreement, dated June 21, 2008, between Novo Nordisk and the Company (as amended to date, the “Development Agreement”). The Amendment provides, for a payment of $10 million from Novo Nordisk to the Company as a prepayment of certain development milestone payments that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement.

In addition, the Company is internally developing a high dose oral formulation of Eligen ® B12 (1000 mcg) for use by documented B12 deficient individuals. During the fourth quarter of 2010, the Company completed a clinical trial which demonstrated that both oral Eligen ® B12 (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial was published in the July 2011 edition of the journal Clinical Therapeutics (Volume 22, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our potential Eligen ® B12 (1000 mcg) product. On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the oral Eligen ® B12 formulation was allowed. This new patent (US 8,022,048) provides intellectual property protection for Eligen ® B12 through approximately October 2029. Currently, we are evaluating the results of our clinical trials and market research and exploring alternative development and commercialization options with the purpose of maximizing the commercial and health benefits potential of our Eligen ® B12 asset.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012:

	2013	Three Months Ended September 30, 2012	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses	$1,761	$1,474	$287
Operating loss	$(1,761)	$(1,474)	$(287)
Other non-operating income (expense)	$(41)	$(3,113)	$3,154
Net loss	$(1,720)	$(4,587)	$2,867

Operating expenses increased $0.28 million or 19% for the three months ended September 30, 2013 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Increase in human resources costs	$21
Increase in professional fees	228
Decrease in occupancy costs	(80)
Increase in clinical costs	60
Decrease in depreciation and amortization	(6)
Increase in other costs	64

$287

Human resource costs increased $21 thousand, or 3%, due primarily to new hiring commensurate with the Company’s new strategic direction.

Professional fees increased $228 thousand, or 38%, due primarily to a $229 thousand increase attributable to advisory services related to the Company’s new strategic direction.

Occupancy costs decreased $80 thousand or 96% due to relocation of the corporate offices during January 2013.

Clinical costs increased $60 thousand, or 133%, due primarily to progress billing of our agreement to initiate B-12 production and materials ordering processes.

Depreciation costs decreased $6 thousand or 79%, due to abandonment of assets upon the relocation of our corporate headquarters.

Other costs increased $64 thousand, or 49%, due primarily to increases in insurance costs and in IT systems support costs.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended September 30,
	2013	2012
Human resource costs, including benefits	36%	41%
Professional fees for legal, intellectual property, accounting and consulting	47%	40%
Occupancy for our laboratory and operating space	0%	6%
Clinical costs	6%	3%
Depreciation and amortization	0%	1%
Other	11%	9%

Other non-operating expense for the three months ended September 30, 2013 decreased $3.2 million, or 102%, in comparison to the same period last year, due primarily to a $2.7 million change in the fair value of derivative instruments arising from the Restructuring Agreement as it relates to warrants with certain conversion features and a change in valuation method from the Black Scholes model to the Monte Carlo model, and by a $0.5 million decrease in interest expense related to the MHR Convertible Note discount fully amortized at the September 26, 2012 default.

As a result of the above factors, we had a net loss of $1.7 million for the three months ended September 30, 2013, compared to net loss of $4.6 million for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012:

	2013	Nine Months Ended September 30, 2012	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses	$5,261	$4,661	$600
Operating loss	$(5,261)	$(4,661)	$(600)
Other non-operating income (expense)	$(12,865)	$578	$(13,443)
Income (loss) before income tax benefit	$(18,126)	$(4,083)	$(14,043)
Income tax benefit	$—	$1,527	$(1,527)
Net loss	$(18,126)	$(2,556)	$(15,570)

Operating expenses increased $600 thousand or 13% for the nine months ended September 30, 2013 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Increase in human resources costs	$180
Increase in professional fees	281
Decrease in occupancy costs	(122)
Increase in clinical costs	104
Decrease in depreciation and amortization	(16)
Increase in other costs	173

$600

Human resource costs increased $180 thousand, or 10%, due primarily to new hiring commensurate with the Company’s new strategic direction.

Professional fees increased $281 thousand, or 13%, due primarily to a $219 thousand increase attributable to advisory services related to the restructuring of the Company’s obligations to MHR, a $140 thousand increase attributable to advisory services related to the new strategic direction of the Company offset partially by decreases in other business advisory costs, legal and accounting fees.

Occupancy costs decreased $122 thousand or 49% due to relocation of the corporate offices during January 2013.

Clinical costs increased $104 thousand, or 127%, due primarily to progress billing of our agreement to initiate B-12 production and materials ordering processes.

Depreciation costs decreased $16 thousand or 73%, due to abandonment of assets upon the relocation of our corporate headquarters.

Other costs increased $173 thousand, or 44%, due primarily to a $61 thousand increase in insurance costs, a $42 thousand increase in information technology support costs, and a $70 thousand increase in connection with the office relocation and various other costs.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Nine Months Ended September 30,
	2013	2012
Human resource costs, including benefits	38%	39%
Professional fees for legal, intellectual property, accounting and consulting	45%	45%
Occupancy for our laboratory and operating space	2%	5%
Clinical costs	4%	2%
Depreciation and amortization	0%	1%
Other	11%	8%

Other non-operating expense for the nine months ended September 30, 2013 increased $13.4 million, or 2,326%, in comparison to the same period last year , due primarily to a $15.0 million change in the fair value of derivative instruments arising from the change in the price of the Company’s stock at September 30, 2013 compared to September 30, 2012, and an increase in the cost of certain derivative instruments attributable to the Restructuring Agreement (see Notes 9 and 10 to the Financial Statements included as part of this Report), offset partially by a $1.6 million decrease in interest expense arising from the amortization of debt discounts.

As a result of the above factors, we had a net loss of $18.1 million for the nine months ended September 30, 2013, compared to a net loss of $2.6 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of September 30, 2013, our working capital was $0.6 million, our accumulated deficit was approximately $485.9 million and our stockholders deficit was $84.1 million. Our operating loss was $1.8 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and was $5.3 million and $4.7 million for the nine months ended September 30, 2013 and 2012, respectively. On September 30, 2013 we had approximately $6.1 million cash.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company was in default under the terms of the 11% senior secured convertible notes issued to MHR in 2006 and thereafter (the “MHR Convertible Notes”) and certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR in 2010 (collectively, the “Reimbursement Notes”). Additionally on October 17, 2012, the Company issued promissory notes to MHR in the aggregate principal amount of $1,400,000 (the “Bridge Notes”).

On April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations under the MHR Convertible Notes, the Reimbursement Notes, and the Bridge Notes. As of April 26, 2013, these obligations included approximately $32.9 million due and payable under the MHR Convertible Notes, approximately $0.6 million due and payable under the Reimbursement Notes, and approximately $1.5 million due and payable under the Bridge Notes. All of these obligations were either past due, as discussed above, or payable on demand. Please see Note 9 to the Financial Statements for a detailed description of the transactions contemplated by the Restructuring Agreement (the “Restructuring”), and Note 10 for a As more fully described in Note 10 to the Financial Statements, in connection with the Restructuring the Company amended and restated existing warrants to MHR to purchase in, in the aggregate, approximately 12 million shares of the Company’s common stock and, among other things, reduced the exercise price of such warrants to $0.50 and expiration date to July 8, 2019. The Company also issued new warrants to MHR to purchase 10,000,000 shares of the its common stock.

A special committee of the Company’s board of directors (the “Board”), composed of independent directors, negotiated the terms of the Restructuring with the advice of its legal and financial advisors, and the Restructuring Agreement was unanimously approved by the disinterested members of the Board with the unanimous affirmative recommendation of the special committee.

Based upon the Company’s receipt of the $10 million payment from Novo Nordisk disclosed above, the Company estimates that it will have sufficient cash to prepare for the market development and domestic launch of, and explore global markets opportunities for, Eligen® Oral B12, and otherwise continue operations through approximately the second quarter of 2014. However, we do not have sufficient resources to support a full commercial launch of Eligen ® Oral B12 in the U.S. market or to develop fully any new products or technologies unless we are able to raise additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. The Company is pursuing several courses of action to address its deficiency in capital resources including the global commercialization of B12, seeking new partnerships, leveraging existing partnerships, and capital markets financings. While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. The Company estimates that if we fail to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the third quarter of 2014, the Company could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2012, 2011 and 2010 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Even if we are successful in raising additional capital to meet our obligations and otherwise continue operations, our business will still require additional investment that we have not yet secured. Furthermore, despite our optimism regarding the Eligen ® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see Part II, Item 1A “Risk Factors.”

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2013 for detailed explanations of its critical accounting estimates, which have not changed significantly during the period ended September 30, 2013.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 14 set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities. As further described in Note 10 to our Financial Statements set forth in Part I, Item 1 of this Report, at September 30, 2013, the estimated fair value of derivative instruments was $16.1 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, Amended and Restated Reimbursement Notes, and Amended and Restated June 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives (in thousands)
25% increase in stock price	$1,683
50% increase in stock price	4,211
5% increase in assumed volatility	861
25% decrease in stock price	(2,043)
50% decrease in stock price	(3,317)
5% decrease in assumed volatility	(87)

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS	XBRL Instance Document (submitted electronically herewith).

101. SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: November 12, 2013	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013

Emisphere Technologies, Inc.

/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS	XBRL Instance Document (submitted electronically herewith).

101. SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).