Form 10-K
period 2013-12-31
EMISPHERE TECHNOLOGIES INC
filed 2014-03-31
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

As of June 30, 2013 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant (i.e. excluding shares held by executive officers, directors, and control persons) was $6,345,734 computed at the closing price on that date.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of March 1, 2014 was 60,687,478.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements include, without limitation, statements regarding planned or expected studies and trials of oral formulations that utilize our Eligen® Technology; the timing of the development and commercialization of our product candidates or potential products that may be developed using our Eligen® Technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in Part 1, Item 1A. “Risk Factors” and the other factors discussed in connection with any forward-looking statements.

ITEM 1.	BUSINESS

Overview of Emisphere

Introduction and History

Emisphere Technologies, Inc. (“Emisphere,” “the Company,” “our,” “us,” or “we”) is a specialty pharmaceutical company that has been transformed during the last 15 months from a delivery systems development company into a broader commercial-stage entity. The Company plans to launch its first commercial product, Eligen® Rx Oral B12 during 2014. Eligen® Rx Oral B12 meets significant unmet patient and medical needs by combining B12 with our proprietary delivery system technology. By building on the Eligen Rx Oral B12 product, the Company intends to establish a sound product portfolio platform on which to expand its B12 therapeutic franchise as well as expand internal new product development with new therapeutic agents. The Company will continue to develop its existing drug delivery carrier partnerships and expand its carrier business by seeking out and engaging in new global licensing opportunities.

As it focuses on building a commercial platform based on the Eligen® Rx Oral B12 product, Emisphere will continue to develop and expand upon the unique and improved delivery of therapeutic molecules using its Eligen ® Technology. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen® Technology can be applied to the oral route of administration as well other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology can make it possible to deliver certain therapeutic molecules orally without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect. Our development efforts are conducted internally or in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market.

Our website is www.emisphere.com. The contents of that website are not incorporated herein by reference. Investor related questions should be directed to info@emisphere.com.

Emisphere was originally founded as Clinical Technologies Associates, Inc. in 1986. We conducted an initial public offering in 1989 and were listed on NASDAQ under the ticker symbol “CTAI”. In 1990, we decided to focus on our oral drug delivery technology, now known as the Eligen ® Technology. In 1991, we changed our name to Emisphere Technologies, Inc., and we continued to be listed on NASDAQ under the new ticker symbol “EMIS”. The Company’s securities were delisted from trading on the NASDAQ Capital Market in 2009. The delisting resulted from the Company’s non-compliance with the minimum market value of listed securities requirement for continued listing. Simultaneously, the Company’s securities began trading on the Over-the-Counter Bulletin Board (the “OTCBB”), an electronic quotation service maintained by the Financial Industry Regulatory Authority, effective with the open of business on Tuesday, June 9, 2009. The Company’s trading symbol remains EMIS, however, it is our understanding that, for certain stock quote publication websites, investors may be required to key EMIS.OB to obtain quotes.

The Eligen® Technology

The Eligen® Technology is a broadly applicable proprietary oral drug delivery technology based on the use of proprietary synthetic chemical compounds known as EMISPHERE® delivery agents, or carriers. These delivery agents facilitate and enable the transport of therapeutic macromolecules (such as proteins, peptides, and polysaccharides) and poorly absorbed small molecules across biological membranes. The Eligen® Technology not only facilitates absorption, but it acts rapidly in the upper sections of the gastrointestinal tract where absorption is thought to occur. Using Eligen® Technology, most therapeutic macromolecules reach the general circulation in less than an hour post-dose. Rapid absorption can limit enzymatic degradation that typically affects macromolecules and may be advantageous in cases where time to onset of action is important (i.e. analgesics). Eligen® is distinguished from the competition in that absorption takes place through a transcellular pathway, as opposed to passing between cells. This underscores the safety of Eligen® as the passage of the Eligen® carrier and the molecule preserve the integrity of the tight junctions within the cell and reduces any likelihood of inflammatory processes and autoimmune gastrointestinal diseases. Furthermore, Eligen® Technology carriers are rapidly absorbed, distributed, metabolized and eliminated from the body, they do not accumulate in the organs and tissues and are considered safe at anticipated doses and dosing regimens.

Results from two clinical studies published by F Hoffmann-La Roche Ltd illustrate important safety characteristics of Emisphere’s Eligen® Technology. These studies were performed with a novel oral formulation of ibandronate (a drug used to prevent and treat osteoporosis) with Emisphere’s SNAC carrier, an Eligen® Technology compound. The first study (J Drug Del Technol 2011; 21: 521-5) showed that the SNAC carrier must be co-formulated, and not simply co-dosed, with ibandronate in order to increase ibandronate bioavailability. The second study (Arnzelmittelforschung 2011; 61:707-13) demonstrated that co-dosing of a SNAC/ibandronate formulation with metformin, a drug widely used in Type 2 Diabetes patients, did not influence the absorption of metformin. Together, these studies support the hypothesis that Eligen® Technology facilitates oral absorption only when co-formulated with the intended active ingredient, and that co-dosing with other ingredients should not result in accidental or incidental absorption of unintended ingredients.

Results from two clinical studies published by F Hoffmann-La Roche Ltd illustrate important safety characteristics of Emisphere’s Eligen® Technology. These studies were performed with novel oral ibandronate formulations using Emisphere’s SNAC carrier, an Eligen® Technology compound. The first study (J Drug Del Technol 2011; 21: 521-5) showed that SNAC needs to be co-formulated with ibandronate and not simply co-dosed in order to increase ibandronate bioavailability. The second study (Arnzelmittelforschung 2011; 61:707-13) demonstrated that co-dosing of a SNAC/ibandronate formulation with metformin, a drug widely used in Type 2 Diabetes patients, did not influence the absorption of metformin. Together, these studies support the hypothesis that Eligen ® Technology facilitates oral absorption only when co-formulated with the intended active ingredient, and that co-dosing with other ingredients should not result in accidental or incidental absorption of unintended ingredients.

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

Implementing the Eligen® Technology requires co-mixing a drug or nutritional supplement and an Eligen® carrier to produce an effective formulation. The carrier does not alter the chemical properties of the drug nor its biological activity. Drugs or nutritional supplements whose bioavailability is limited by poor membrane permeability or chemical or biological degradation, and which have a moderate-to-wide therapeutic index, appear to be the best candidates for use with the Eligen Technology. Drugs with a narrow therapeutic window or high molecular weight may not be favorable with the technology.

We believe that our Eligen® Technology makes it possible to safely deliver a therapeutic macromolecule orally or increase the absorption of a poorly absorbed small molecule without altering its chemical composition or compromising the integrity of biological membranes. We believe that the key benefit of our Eligen ® Technology is that it improves the ability of the body to absorb small and large molecules.

Emisphere Today

Since our inception in 1986, substantial efforts and resources have been devoted to understanding the Eligen® Technology and establishing a product development pipeline that incorporated this technology with selected molecules. Our core business strategy had been to develop oral forms of drugs or nutrients that are not currently available or have poor bioavailability in oral form by combining the Eligen® Technology to those drugs or nutrients, and to commercialize the Company’s Oral Eligen® B12 Rx product.

During 2013 the Company continued its transformation from a delivery systems development company into a broader commercial-stage entity. Assuming the Company is successful in securing necessary funding, of which there can be no assurance, it plans to launch its first commercial product, Oral Eligen® B12 Rx, which meets significant unmet patient and medical needs by combining the vitamin B12 with our proprietary delivery system technology. By building on the Oral Eligen® B12 Rx product, the Company intends to establish a sound product portfolio platform on which to expand its B12 therapeutic franchise as well as expand internal new product development with new therapeutic agents. The Company will also continue to develop its existing drug delivery carrier partnerships and expand its carrier business by seeking out and engaging in new global licensing opportunities.

During September 2012, the Company took two important steps to improve its strategic position: it hired Mr. Alan L. Rubino as President and Chief Executive Officer, and appointed Mr. Timothy G. Rothwell as Chairman of the Board of Directors. Mr. Rubino and Mr. Rothwell are seasoned industry executives with major and emerging pharmaceutical company experience who form the core of a new leadership team that will implement the Company’s strategic goals. To that end, our new Chairman and Chief Executive Officer have sought to expand opportunities with existing partners and will continue to expand and explore new efforts to attract new delivery system, product development, and licensing partnerships. After evaluating the Company’s operations and strategy, the leadership team determined the Company should refocus its corporate strategy to reemphasize the commercialization of Oral Eligen® B12 Rx, build new high-value partnerships, evaluate new prescription Medical Foods commercial opportunities, reprioritize its product pipeline, and promote new uses for the Eligen® Technology.

In furtherance of this new strategic direction, spending has been redirected and aggressive cost control initiatives, including the elimination of certain research and development positions, have been implemented in order to allow investment in commercialization resources. To accelerate the commercialization of B12 and evaluate new prescription Medical Foods opportunities and other prescription products under development, the Company hired Mr. Carl V. Sailer to head its commercial efforts. Mr. Sailer has extensive experience in pharmaceuticals products marketing and supply chain management. He has a proven track record of launching new, and enhancing the financial performance of, existing pharmaceutical products by implementing progressive commercial marketing and distribution models. Furthermore, the Company engaged the consulting services of Dr. Carlos de Lecea, M.D., Ph.D., to expand its business development efforts globally. Dr. de Lecea has over 20 years’ experience in business development, including in and out licensing pharmaceutical products and delivery technologies in global markets. Dr. de Lecea will also work with Mr. Rubino to expand the application of the Eligen® Technology by taking advantage of its suitability to facilitate oral absorption of emerging peptides and biologic products that are typically only available as injectables or are currently under development. We believe that these products represent tremendous promise for realizing improvements in healthcare and growth in the industry, and that the Eligen ® Technology is well suited to deliver many of these molecules safely and efficiently.

These actions support the Company’s decision to reposition Emisphere into a viable commercial-stage entity, anchored by the Eligen ® Oral B12 Rx product. As it transitions to this strategy, the Company remains dedicated to further realizing the full potential and commercial value of its platform Eligen ® Technology. As a result of our recent steps to refocus and prioritize our commercial opportunities, and promising trends with peptides, pegylated peptides and proteins in the industry that should provide new growth opportunities, we believe that Emisphere’s new business strategy will present opportunities for growth and value creation for the Company and its shareholders.

We recognize, however, that further development, exploration and commercialization of our technology entails substantial risk and requires significant operational expenditures. We continue to refocus our efforts on strategic development initiatives to reduce non-strategic spending aggressively, and seek to obtain the funding necessary to implement our new corporate strategy. There can be no assurances, however, that the Company will be able to secure adequate funding to meet its current obligations and successfully pursue its strategic direction. Furthermore, despite our optimism regarding the Eligen ® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see part I, Item 1A “Risk Factors.”

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company was in default under the terms of its 11% senior secured convertible notes issued to MHR Fund Management LLC and its affiliated funds (“MHR”) in 2006 and thereafter (the “Convertible Notes”) and certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR in 2010 (collectively, the “Reimbursement Notes”). Additionally on October 17, 2012, the Company issued promissory notes to MHR in the aggregate principal amount of $1,400,000 (the “Bridge Notes”).

On April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations under the Convertible Notes, the Reimbursement Notes, and the Bridge Notes. As of April 26, 2013, these obligations, which were amended and restated in conjunction with the restructuring, included approximately $32.9 million due and payable under the Convertible Notes, approximately $0.6 million due and payable under the Reimbursement Notes, and approximately $1.5 million due and payable under the Bridge Notes. All of these obligations were either past due or payable on demand prior to the Restructuring Agreement. After restructuring, as of December 31, 2013, these obligations included approximately $35.9 million (face value) under the Amended and Restated Convertible Notes, approximately $0.6 million (face value) under the Amended and Restated Reimbursement Notes, and approximately $1.6 million (face value) under the Amended and Restated Bridge Notes. The Amended and Restated Convertible Notes are subject to various sales, operating and manufacturing performance criteria, which were revised in March 2014 (the amendment revising the performance criteria is filed as an exhibit to this Annual Report). Please see Note 7 to the Financial Statements for a detailed description of the transactions contemplated by the Restructuring Agreement (the “Restructuring”).

A special committee of the Company’s board of directors (the “Board”), composed of independent directors, negotiated the terms of the Restructuring with the advice of its legal and financial advisors, and the Restructuring Agreement was unanimously approved by the disinterested members of the Board with the unanimous affirmative recommendation of the special committee.

Also on April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to a Development and License Agreement, dated June 21, 2008, between Novo Nordisk A/S (“Novo Nordisk”) and the Company (as amended to date, the “Development Agreement”). The Amendment provides, among other things, for a payment of $10 million from Novo Nordisk to the Company as a prepayment for the achievement of certain development milestones that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement. The $10 million payment from Novo Nordisk was received by the Company on May 6, 2013, and recorded as deferred revenue.

On January 21, 2014, the Company received approximately $1.7 million from the sale of unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. Based on this receipt and upon the receipt of the $10 million payment from Novo Nordisk, described above, the Company estimates that it will have sufficient cash to prepare for the market development and domestic launch of, and to explore global markets opportunities for, Eligen ® Oral B12, and otherwise continue operations through approximately the second quarter of 2014. However, we do not have sufficient resources to support a full commercial launch of B12 in the U.S. market or to develop any new products or technologies unless we are able to raise additional capital on acceptable terms or secure funds from new or existing partners. We cannot assure that such financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost of raising capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. For further discussion, see Part I, Item 1A “Risk Factors.”

The Company is pursuing several courses of action to address its deficiency in capital resources, including commercializing Eligen® Oral B12 globally, seeking new partnerships, leveraging existing partnerships, and considering capital markets financings. While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. The Company estimates that if it fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the third quarter of 2014, the Company could be forced to cease operations. Even if we are successful in raising additional capital to meet our obligations and otherwise continue operations, our business will still require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2013, 2012 and 2011 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Overall Product Pipeline

Emisphere’s product pipeline includes prescription drugs and medical food product candidates in varying stages of development. We have one prescription product in Phase II and a number of pre-clinical (research stage) projects, which we are pursuing on our own and with partners. We continue to assess therapeutic molecules for their potential compatibility with our technology and market need. Our intent is to continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen ® Technology. Depending on the molecule, market potential and interest, we intend to pursue potential product development opportunities through development alliances or internal development.

Vitamin B12

The Company has developed an oral formulation of Eligen ® B12 (1000 mcg) which can be marketed as a medical food for use by B12 deficient individuals. During the fourth quarter 2010, the Company completed a clinical trial [in how many patients/sites?] which demonstrated that both oral Eligen ® B12 (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial has been published in the July 2011 edition of the journal Clinical Therapeutics (Volume 33, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our Eligen ® B12 (1000 mcg) product candidate. On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the oral Eligen ® B12 formulation (US Patent 8,022,048) was allowed. This new patent provides intellectual property protection for Eligen ® B12 through approximately October 2029. Currently, we are evaluating the results of our clinical trials and market research and exploring alternative development and commercialization options with the purpose of maximizing the commercial and health benefits potential of our Eligen ® B12 asset.

Vitamin B12 is an important nutrient that is poorly absorbed in the oral form. In most healthy people, Vitamin B12 is absorbed in a receptor-mediated pathway in the presence of an intrinsic factor. A large number of people take oral B12 supplements, many in megadoses, and by injection. Currently, it is estimated that at least five million people in the U.S. are taking 40 million injections of Vitamin B12 per year to treat a variety of debilitating medical conditions. Another estimated five million people are consuming more than 600 million tablets of Vitamin B12 orally. The international market is larger than the U.S. market. Many B12 deficient patients suffer from pernicious anemia and neurological disorders and many of them are infirm or elderly. Vitamin B12 deficiency can cause severe and irreversible damage, especially to the brain and nervous system. At levels only slightly lower than normal, a variety of symptoms such as fatigue, depression, and poor memory may occur.

The data from our first pharmacokinetic study of our new Vitamin B12 formulation showed mean Vitamin B12 peak blood levels were more than 10 times higher for the Eligen ® B12 5mg formulation than for the 5mg commercial formulation. The mean time to reach peak concentration (T max) was reduced by over 90%, to 0.5 hours for the Eligen ® B12 5mg from 6.8 hours for the commercial 5mg product. Improvement in bioavailability, the fraction of an administered dose of unchanged drug that reaches systemic circulation, was approximately 240%, with absorption time at 30 minutes and a mean bioavailability of 5%. The study was conducted with a single administration of Eligen ® B12. There were no adverse reactions, and Eligen ® B12 was well-tolerated.

In May 2009, the Company was informed by an independent expert panel of scientists that its SNAC carrier had been provisionally designated as GRAS (generally recognized as safe) for its intended application in combination with nutrients added to food and dietary supplements. Following a comprehensive evaluation of research and toxicology data, Emisphere’s SNAC was found to be safe at a dosage up to 250 mg per day when used in combination with nutrients to improve their dietary availability. In July 2009, concurrent with the publication of two papers in the July/August issue of the peer reviewed journal, International Journal of Toxicology, which describes the toxicology of its SNAC carrier, SNAC achieved GRAS status for its intended use in combination with nutrients added to food and dietary supplements. The publication of those two papers in the International Journal of Toxicology was the final, necessary step in the process of obtaining GRAS status for its SNAC carrier. Since SNAC achieved GRAS status, it is exempt from pre-market approval for its intended use in combination with nutrients added to food and dietary supplements. This opens the way for the potential commercialization of the Eligen ® Technology with other substances such as vitamins.

We have obtained patents for the carrier we are using in the oral B12 formulation, the oral Eligen ® B12 formulation (as described above), and have filed applications covering the combination of the carrier and many other compounds.

Phase II Programs

Emisphere has one product in Phase II clinical development and a number of pre-clinical (research stage) projects. Some of the pre-clinical projects are partnered and others were initiated by the Company.

For the treatment of diabetes, research using the Eligen ® Technology and GLP-1 (Glucagon-Like Peptide-1), a potential treatment for Type 2 diabetes, is being conducted by Novo Nordisk. GLP-1 is a natural hormone involved in controlling blood sugar levels. It stimulates the release of insulin only when blood sugar levels become too high. GLP-1 secretion is often impaired in people with Type 2 diabetes. Emisphere had previously conducted extensive tests on native insulin and native GLP-1which demonstrated that both macromolecules can be effectively delivered using the Eligen ® Technology. With the progress that has been made in the development of second generation proteins, we concluded that a more productive pathway is to move forward with GLP-1 analogs, an oral form of which might be used to treat Type 2 diabetes and related conditions. Our research indicated that the development of oral formulations of Novo Nordisk proprietary GLP-1 receptor agonists may represent an opportunity for Emisphere. Consequently, on June 21, 2008 we entered into an exclusive Development and License Agreement with Novo Nordisk focused on the development of oral formulations of Novo Nordisk’s proprietary GLP-1 receptor agonists (the “GLP-1 License Agreement”). Under the GLP-1 License Agreement, Emisphere could receive more than $87 million in contingent product development and sales milestone payments including a $10 million non-refundable license fee which was received during June 2008. Emisphere would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under the GLP-1 License Agreement. Under the terms of the agreement, Novo Nordisk is responsible for the development and commercialization of the products. Initially, Novo Nordisk is focusing on the development of oral formulations of its proprietary GLP-1 receptor agonists.

As mentioned above, on April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to the Development and License Agreement, dated June 21, 2008, between Novo Nordisk and the Company (as amended to date, the “Development Agreement”). The Amendment provides, among other things, for a payment of $10 million from Novo Nordisk to the Company as a prepayment for the achievement of certain development milestones that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement. The $10 million payment from Novo Nordisk was received by the Company on May 6, 2013, and recorded as deferred revenue.

During December 2013, Novo Nordisk announced that it had initiated its first Phase II clinical trial with a long-acting oral GLP-1 analog (NN9924). Emisphere’s proprietary Eligen ® Technology is used in the formulation of NN9924. The achievement of this milestone would have released a payment to Emisphere, but, instead, that payment was part of $10 million received on April 26, 2013 as prepayment for the achievement of certain development milestones. There are many challenges in developing an oral formulation of GLP-1, in particular obtaining adequate bioavailability. NN9924 addresses some of these key challenges by utilizing Emisphere’s Eligen ® Technology to facilitate absorption from the gastrointestinal tract.

The Phase II trial is designed to examine the dose range, escalation and efficacy of oral semaglutide dosed once daily over 26 weeks in subjects with Type 2 diabetes. Phase 1 development successfully completed with Oral GLP-1, OG217SC (NN9924). During January 2010, we announced that Novo Nordisk had initiated its first Phase I clinical trial with a long-acting oral GLP-1 analog (NN9924). This milestone released a $2 million payment to Emisphere. The first Phase I Trial investigated the safety, tolerability and bioavailability of NN9924 in healthy volunteers. The trial enrolled 155 individuals and was completed in May 2010. Novo Nordisk also conducted a multiple-dose Phase I trial. This multiple-dose trial investigated safety, tolerability, pharmacokinetics and pharmacodynamics of NN9924 in healthy male subjects. The trial enrolled 96 individuals and was completed in July 2011. In May of 2013, Novo Nordisk completed the last of five clinical pharmacology trials investigating the safety, tolerability as well as pharmacokinetic and pharmacodynamic profiles of oral administration of semaglutide tablets, OG217SC. The Phase 1 program in total comprised 400 healthy volunteers and 10 people with type 2 diabetes. In the trials, oral semaglutide treatment appeared to be safe and was well-tolerated. The most frequent reported adverse events were mild or moderate in severity and in line with observations from other GLP-1 class treatments with type 2 diabetes. In a 10-week multiple-dosing trial, oral administration of semaglutide was associated with a statistically significantly larger weight loss than placebo in healthy volunteers and people with Type 2 diabetes. Further, a statistically significant improvement in HbA1c was observed when compared to placebo treatment in the low number of people with Type 2 diabetes participating in the trial.

Preclinical Programs

Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Some of these pre-clinical projects are partnered and others were initiated and are being pursued internally by the Company. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products as we continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen ® Technology. Our preclinical programs focus on the development of oral formulations of potentially new treatments for diabetes and products in the areas of cardiovascular, appetite suppression and pain and on the development and potential expansion of nutritional supplement products.

Business Financing

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of December 31, 2013, our accumulated deficit was approximately $488.8 million. Our loss from operations was $7.6 million, $6.8 million and $8.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our net loss was $20.9 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively and our net income was $15.1 million for the year ended December 31, 2011. Our net cash provided (outlays) from operations and capital expenditures were $3.1 million, ($3.0) million and ($9.7) million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash provided (outlays) include receipts of deferred revenue of $10.0 million, $0.02 million, and $0.06 million for 2013, 2012, and 2011, respectively. Our stockholders’ deficit was $86.8 million and $66.1 million as of December 31, 2013 and 2012, respectively.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company was in default under the terms of its 11% senior secured convertible notes issued to MHR Fund Management LLC and its affiliated funds (“MHR”) in 2006 and thereafter (the “Convertible Notes”) and certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR in 2010 (collectively, the “Reimbursement Notes”). Additionally on October 17, 2012, the Company issued promissory notes to MHR in the aggregate principal amount of $1,400,000 (the “Bridge Notes”).

On April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations under the Convertible Notes, the Reimbursement Notes, and the Bridge Notes. As of April 26, 2013, these obligations, which were amended and restated in conjunction with the restructuring, included approximately $32.9 million due and payable under the Convertible Notes, approximately $0.6 million due and payable under the Reimbursement Notes, and approximately $1.5 million due and payable under the Bridge Notes. All of these obligations were either past due or payable on demand prior to the Restructuring Agreement. After restructuring, as of December 31, 2013 these obligations included approximately $35.9 million (face value) under the Amended and Restated Convertible Notes, approximately $0.6 million (face value) under the Amended and Restated Reimbursement Notes, and approximately $1.6 million (face value) under the Amended and Restated Bridge Notes. The Amended and Restated Convertible Notes are subject to various sales, operating and manufacturing performance criteria, which were revised in March 2014 (the amendment revising the performance criteria is filed as an exhibit to this Annual Report). Please see Note 7 to the Financial Statements for a detailed description of the transactions contemplated by the Restructuring Agreement (the “Restructuring”).

A special committee of the Company’s board of directors (the “Board”), composed of independent directors, negotiated the terms of the Restructuring with the advice of its legal and financial advisors, and the Restructuring

Agreement was unanimously approved by the disinterested members of the Board with the unanimous affirmative recommendation of the special committee.

Also on April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to a Development and License Agreement, dated June 21, 2008, between Novo Nordisk A/S (“Novo Nordisk”) and the Company (as amended to date, the “Development Agreement”). The Amendment provides, among other things, for a payment of $10 million from Novo Nordisk to the Company as a prepayment for the achievement of certain development milestones that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement. The $10 million payment from Novo Nordisk was received by the Company on May 6, 2013, and recorded as deferred revenue.

On January 21, 2014, the Company received approximately $1.7 million from the sale of unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. Based on this receipt and upon the receipt of the $10 million payment from Novo Nordisk, described above, the Company estimates that it will have sufficient cash to prepare for the market development and domestic launch of, and to explore global markets opportunities for, Eligen ® Oral B12, and otherwise continue operations through approximately the second quarter of 2014. However, we do not have sufficient resources to support a full commercial launch of B12 in the U.S. market or to develop any new products or technologies unless we are able to raise additional capital on acceptable terms or secure funds from new or existing partners. We cannot assure that such financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost of raising capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. For further discussion, see Part I, Item 1A “Risk Factors.”

The Company is pursuing several courses of action to address its deficiency in capital resources, including commercializing Eligen® Oral B12 globally, seeking new partnerships, leveraging existing partnerships, and considering capital markets financings. While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. The Company estimates that if it fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the third quarter of 2014, the Company could be forced to cease operations. Even if we are successful in raising additional capital to meet our obligations and otherwise continue operations, our business will still require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2013, 2012 and 2011 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Therapeutic macromolecules, of which proteins are the largest sub-class, are prime targets for the drug delivery industry for a number of reasons. Most therapeutic macromolecules must currently be administered by injection (most common) or other device such as an inhaler or nasal spray system. Many of these compounds address large markets for which there is an established medical need. These drugs are widely used, as physicians are familiar with them and accustomed to prescribing them. However, therapeutic macromolecules could be significantly enhanced through alternative delivery. These medicines are comprised of proteins and other large or highly charged molecules (carbohydrates, peptides, ribonucleic acids) that, if orally administered using traditional oral delivery methods, would degrade in the stomach or intestine before they are absorbed into the bloodstream. Also, these molecules are typically not absorbed following oral administration due to their poor permeability. Therefore, the vast majority are administered parenterally (other than orally or rectally). However, for many reasons, parenteral administration is undesirable, including patient discomfort, inconvenience and risk of infection. Poor patient acceptance of parenteral therapies can lead to medical complications. In addition, parenteral therapies can often require incremental costs associated with administration in hospitals or doctors’ offices.

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

Nasal (via the nose)

The nasal route (through the membranes of the nasal passage) of drug administration has been limited by low and variable bioavailability for proteins and peptides. As a result, penetration enhancers often are used with nasal delivery to increase bioavailability. These enhancers may cause local irritation to the nasal tissue and may result in safety concerns with long-term use. A limited number of peptides delivered nasally have been approved for marketing in the U.S., including MIACALCIN ®, developed by Novartis as an osteoporosis therapy, a therapeutic area we have targeted.

Pulmonary (via the lung)

Pulmonary delivery (through the membranes of the lungs) of drugs is emerging as a delivery route for large molecules. Although local delivery of respiratory drugs to the lungs is common, the systemic delivery (i.e., delivery of the drugs to the peripheral vasculature) of macromolecular drugs is less common because it requires new formulations and delivery technologies to achieve efficient, safe and reproducible dosing. Only one protein using pulmonary delivery has been approved for marketing in the U.S., which is EXUBERA ®, an insulin product developed by Pfizer and Nektar, as a diabetes therapy, a therapeutic area we have targeted. However after market acceptance of EXUBERA ® was demonstrated to be limited, Pfizer withdrew from further commercialization of, and terminated its license with Nektar for, EXUBERA ®.

Intraoral (via the membranes in the mouth)

Intraoral delivery is also emerging as a delivery route for large molecules. Buccal delivery (through the membrane of the cheek) and sublingual delivery (through the membrane under the tongue) are forms of intraoral delivery. Some Vitamin B12 manufacturers sell and distribute sublingual versions of their product.

Oral (via the mouth)

We believe that the oral method of administration is the most patient-friendly option, in that it offers convenience, is a familiar method of administration that enables increased compliance and, for some therapies, may be considered the most physiologically appropriate. We, and other drug delivery and pharmaceutical companies, have developed or are developing technologies for oral delivery of drugs. We believe that our Eligen ® Technology provides an important competitive advantage in the oral route of administration because it does not alter the chemical composition of the therapeutic macromolecules. We have conducted over 140,000 human dosings and have witnessed no serious adverse events that can be attributed to the EMISPHERE ® delivery agents dosed or the mechanism of action of the Eligen ® Technology.

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

Novo Nordisk A/S

GLP-1 Receptor Agonists Agreement

During June 2008, we entered into the GLP-1 License Agreement with Novo Nordisk, pursuant to which Novo Nordisk will develop and commercialize oral formulations of its proprietary GLP-1 receptor agonists in combination with Emisphere carriers. Under the GLP-1 License Agreement, Emisphere could receive more than $87 million in contingent product development and sales milestone payments, including a $10 million non-refundable license fee which was received in June 2008. Emisphere would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under such Agreement. Under the GLP-1 License Agreement, Novo Nordisk is responsible for the development and commercialization of the products. See “Phase II Program” above for a description of development activity conducted in connection with the GLP-1 License Agreement, and certain payments made to Emisphere as a result thereof.

On April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to a Development and License Agreement, The Amendment provides, among other things, for a payment of $10 million from Novo Nordisk to the Company as a prepayment for the achievement of certain development milestones that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement. The $10 million payment from Novo Nordisk was received by the Company on May 6, 2013, and recorded as deferred revenue.

During December 2013, Novo Nordisk announced that it had initiated its first Phase II clinical trial with a long-acting oral GLP-1 analog (NN9924). Emisphere’s proprietary Eligen ® Technology is used in the formulation of NN9924. The achievement of this milestone would have released a payment to Emisphere, but, instead, that payment was part of $10 million received on April 26, 2013 as prepayment for the achievement of certain development milestones. There are many challenges in developing an oral formulation of GLP-1, in particular obtaining adequate bioavailability. NN9924 addresses some of these key challenges by utilizing Emisphere’s Eligen ® Technology to facilitate absorption from the gastrointestinal tract.

The Phase II trial is designed to examine the dose range, escalation and efficacy of oral semaglutide dosed once daily over 26 weeks in subjects with Type 2 diabetes. Phase 1 development successfully completed with Oral GLP-1, OG217SC (NN9924).During January 2010, we announced that Novo Nordisk had initiated its first

Phase I clinical trial with a long-acting oral GLP-1 analog (NN9924). This milestone released a $2 million payment to Emisphere. The first Phase I Trial investigated the safety, tolerability and bioavailability of NN9924 in healthy volunteers. The trial enrolled 155 individuals and was completed in May 2010. Novo Nordisk also conducted a multiple-dose Phase I trial. This multiple-dose trial investigated safety, tolerability, pharmacokinetics and pharmacodynamics of NN9924 in healthy male subjects. The trial enrolled 96 individuals and was completed in July 2011. In May of 2013, Novo Nordisk completed the last of five clinical pharmacology trials investigating the safety, tolerability as well as pharmacokinetic and pharmacodynamic profiles of oral administration of semaglutide tablets, OG217SC. The Phase I program in total comprised 400 healthy volunteers and 10 people with Type 2 diabetes. In the trials, oral semaglutide treatment appeared to be safe and was well-tolerated. The most frequent reported adverse events were mild or moderate in severity and in line with observations from other GLP-1 class treatments with Type 2 diabetes. In a 10-week multiple-dosing trial, oral administration of semaglutide was associated with a statistically significantly larger weight loss than placebo in healthy volunteers and people with Type 2 diabetes. Further, a statistically significant improvement in HbA1c was observed when compared to placebo treatment in the low number of people with Type 2 diabetes participating in the trial.

Insulins License Agreement

During December 2010, the Company entered into an agreement with Novo Nordisk to develop and commercialize oral formulations of Novo Nordisk’s insulins using Emisphere’s Eligen ® Technology (the “Insulins License Agreement”). The Insulins License Agreement includes $57.5 million in potential product development and sales milestone payments to Emisphere, of which $5 million was paid upon signing, as well as royalties on sales.

This extended partnership with Novo Nordisk has the potential to offer significant new solutions to millions of people with diabetes worldwide and it also serves to further validate our Eligen ® Technology.

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

In May 2007, Novartis and Nordic Bioscience notified the Company that they were initiating a Phase III clinical study of SMC021 for the treatment of osteoarthritis (“OA”) using the Company’s Eligen® Technology. A second Phase III study of SMC021 for the treatment of OA, designed to meet FDA requirements for U.S. registration, was initiated by Novartis and Nordic Bioscience in October 2008.

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

Terminated Oral Recombinant Human Growth Hormone Program

From 1998 through August 2003, we developed oral rhGH in collaboration with Eli Lilly and Company (“Lilly”). As of August 2003, Lilly returned to us all rights to the oral rhGH program pursuant to the terms of our license agreement. On September 23, 2004, we announced a new partnership with Novartis to develop our oral rhGH program (the “Oral HGH Program”). We entered into a Research and Collaboration Agreement with Novartis, dated September 22, 2004, whereby Novartis licensed the right to develop a convenient oral human growth hormone product using the Eligen ® Technology (the “Oral HGH Agreement”). Under this agreement, Novartis had an exclusive worldwide license to develop, make, have made, use and sell products developed under this program. On May 1, 2006, we announced that Novartis initiated the development of an oral rhGH product using Emisphere’s Eligen ® Technology.

On August 3, 2011, the Company received notification from Novartis that Novartis terminated the Oral HGH Agreement. In connection with this termination, Emisphere has reacquired the rights to develop and/or commercialize the product. Emisphere has requested that Novartis provide the data generated from the collaboration that would be necessary for the Company to continue to develop and commercialize an oral human growth hormone product using the Eligen® Technology. The Company did not incurred any penalties in connection with the termination of the Oral HGH Agreement.

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

The following table summarizes research and development spending to date by project category:

	Year Ended December 31,			Cumulative Spending 2013(1)
	2013	2012	2011
	(In thousands)
Research(2)	$51	$81	$90	$52,189
Feasibility projects
Self-funded	230	679	467	14,061
Partnered	8	17	39	4,324
Development projects
Oral heparin (self-funded)	—	1	117	99,592
Oral insulin (self-funded)	—	4	1	21,292
Partnered	—	—	—	12,157
Other(3)	547	1,085	1,237	107,557

Total all projects	$836	$1,867	$1,951	$311,172

(1)	Cumulative spending from August 1, 1995 through December 31, 2013.

(2)	Research is classified as resources expended to expand the ability to create new carriers, to ascertain the mechanisms of action of carriers, and to establish computer based modeling capabilities, prototype formulations, animal models, and in vitro testing capabilities.

(3)	Other includes indirect costs such as rent, utilities, training, standard supplies and management salaries and benefits.

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

We have five trademarks registered with the U.S. Patent and Trademark Office. They include three registrations for Emisphere® in connection with drug delivery agents and research and development in the field of drug delivery systems, and two registrations for ELIGEN® in connection with drug delivery agents and research and development in the field of drug delivery systems.

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

The primary raw materials used in making the delivery agents for our product candidates are readily available in large quantities from multiple sources. In the past we manufactured delivery agents internally using our own facilities on a small scale for research and development purposes and for early stage clinical supplies. We believe that our manufacturing capabilities complied with the FDA’s current Good Manufacturing Practice (“GMP”).

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

If Emisphere pursues the Vitamin B12 medical food market, the Company would need to successfully demonstrate to physicians, nurse-practitioners and payers that an oral dose would be safe, efficacious, readily accessible and improve compliance. These factors will likely require the Company to engage in a substantial educational and promotional product launch and a marketing outreach initiative, the time, cost, and outcome of which are uncertain.

Competition Summary

Although we believe that our oral formulations, if successful, will likely compete with well-established injectable versions of the same drugs, we believe that we will enjoy a competitive advantage because physicians and patients prefer orally delivered forms of products over injectable forms. Oral forms of products enable improved compliance, and for many programs, the oral form of products enable improved therapeutic regimens.

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

Under FDA regulations, the clinical testing program required for marketing approval of a new drug typically involves three clinical phases. In Phase I, safety studies are generally conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. Phase II studies are conducted on small groups of patients afflicted with a specific disease to gain preliminary evidence of efficacy, including the range of effective doses, and to determine common short-term side effects and risks associated with the substance being tested. Phase III involves large-scale trials conducted on disease-afflicted patients to provide statistically significant evidence of efficacy and safety and to provide an adequate basis for product labeling. Frequent reports are required in each phase and if unwarranted hazards to patients are found, the FDA may request modification or discontinuance of clinical testing until further studies have been conducted. The FDA may also require post-approval Phase IV testing either to meet FDA requirements for additional information as a condition of approval. Our drug product candidates are and will be subjected to each step of this lengthy process from conception to market and many of those candidates are still in the early phases of testing.

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

In addition, the distribution of prescription pharmaceutical products in the United States is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution and recordkeeping requirements for drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse” issues, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescribing of a particular drug. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented for payment to the United States government, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. We have adopted the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, which is a voluntary industry code developed to establish standards for interactions with and communications to healthcare professionals and we have adopted processes that we believe enhance compliance with this code and applicable federal and state laws.

Employees

As of December 31, 2013, we had 11 employees, two of whom are engaged in scientific research and technical functions and nine of whom are performing product management, sales and market planning, logistics and supply chain planning, accounting, information technology, engineering, facilities maintenance, legal and regulatory and administrative functions. Of the two scientific employees, one holds a Ph.D. degree. We believe our relations with our employees are good.

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

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to the Company

We have limited capital resources and significant commitments and obligations.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources will enable us to continue operations through approximately July 2014, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.

Further, we have significant commitments and obligations. As of September 27, 2012, the Company was in default under the terms of the 11% senior secured convertible notes issued to MHR Fund Management LLC and affiliated entities in 2006 and thereafter (the “Convertible Notes”) and certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR in 2010 (collectively, the “Reimbursement

Notes”). Additionally on October 17, 2012, the Company issued promissory notes to MHR in the aggregate principal amount of $1,400,000 (the “Bridge Notes”). As more fully described in Note 7 to the Financial Statements included in Item 8 to this Report, on April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations under the Convertible Notes, the Reimbursement Notes, and the Bridge Notes. At the time of the restructuring, these obligations, which were amended and restated in conjunction with the restructuring, included approximately $32.9 million due and payable under the Convertible Notes, approximately $0.6 million due and payable under the Reimbursement Notes, and approximately $1.5 million due and payable under the Bridge Notes. All of these obligations were either past due, as discussed above, or payable on demand prior to restructuring. After restructuring, as of December 31, 2013, these obligations included approximately $35.9 million (face value) under the Amended and Restated Convertible Notes, approximately $0.6 million (face value) under the Amended and Restated Reimbursement Notes, and approximately $1.6 million (face value) under the Amended and Restated Bridge Notes. The Amended and Restated Convertible Notes contain various sales, operating and manufacturing performance criteria which were revised in March 2014; specifically, the product sales milestone originally scheduled for achievement by December 31, 2014 was extended to April 1, 2015, the operating milestone requiring entry into a license or distribution agreement for the Company’s Oral Eligen® B12 Rx product in one of multiple pre-approved jurisdictions by December 31, 2013 was eliminated; the operating milestone requiring entry into a license or distribution agreement for the Company’s Oral Eligen® B12 Rx product in two of multiple pre-approved jurisdictions by December 31, 2014 was extended to April 1, 2015, and the manufacturing milestone requiring the production of a specified quantity of Oral Eligen® B12 Rx tablets was extended from April 26, 2014 to December 31, 2014 (the amendment revising the performance criteria is filed as an exhibit to this Annual Report). If we fail to meet our obligations under the terms of these Notes, or fail to meet any of the sales, operating performance and manufacturing criteria included in the Amended and Restated Convertible Notes, we would be in default under the terms of the Notes, which would give MHR the option of foreclosing on substantially all of our assets.

We do not have sufficient resources to meet our obligations under the Amended and Restated Convertible Notes, the Amended and Restated Reimbursement Notes, or the Amended and Restated Bridge Notes, or to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in substantial dilution to our existing stockholders.

While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to approximately the third quarter of 2014, or if it fails to meet any of its obligations under the Convertible Notes, Reimbursement Notes or the Bridge Notes, the Company could be forced to cease operations. Any of the foregoing events would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2013, 2012 and 2011 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and we may never achieve profitability.

As of December 31, 2013, we had approximately $4.1 million in cash and cash equivalents, approximately $1.4 million in working capital deficiency, a stockholders’ deficit of approximately $86.8 million and an accumulated deficit of approximately $488.8 million. Our operating loss for the twelve months ended December 31, 2013 was approximately $7.6 million. Since our inception in 1986, we have generated significant losses from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern.

We anticipate that our existing capital resources will enable us to continue operations through approximately July 31, 2014, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. While our plan is to raise capital and/or to pursue product partnering opportunities to address our capital deficiencies, we cannot be sure how much we will need to spend in order to develop, market, and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing or to secure funds from new or existing partners. We cannot assure you that financing will be available when needed, or on favorable terms or at all. The current economic environment combined with a number of other factors pose additional challenges to the Company in securing adequate financing under acceptable terms. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

Additionally, these conditions may increase the costs to raise capital. Our failure to raise capital when needed would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations.

Our business will suffer if we fail or are delayed in commercializing an improved oral form of Vitamin B12.

We expended substantial resources on the development of an oral dosage form of Vitamin B12 which can be marketed as a medical food for use by B12 deficient individuals. We completed a clinical trial which demonstrated that both oral Eligen ® B12 (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. During November 2009, the Company launched its first commercially available product, oral Eligen ® B12 (100 mcg), which had been specifically developed to help improve Vitamin B12 absorption and bioavailability with a patented formulation. During the third quarter 2010, we terminated our distributor agreement for the marketing, distribution and sale of oral Eligen ® B12 (100mcg) with Quality Vitamins and Supplements, Inc. to allow us to focus on the development of a higher dose, oral formulation of Eligen ® B12 (1000 mcg) to be offered for B12 deficient patients. Our inability or delay in commercializing the B12 product candidate could have a significant material adverse effect on our business.

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

We are highly dependent on third parties to manufacture, distribute, and sell our products.

We have or are in the process of hiring expert commercial trade, professional sales, manufacturing, and logistics and customer services vendors to support the commercialization of our Eligen® oral B12 (1000mcg) product. The success of our commercial operations is dependent upon the ability of these vendors to provide a high level of service and support at an economical price. If we fail to attract and retain such professions or services at a reasonable price, or if third parties do not successfully carry out their contractual obligations, meet expected deadlines or conduct our activities in accordance with applicable regulatory requirements or our stated specifications, we may not be able to, or may be delayed in our efforts to, successfully execute upon our commercial strategy.

We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

A key part of our strategy is to form collaborations with pharmaceutical companies that will assist us in developing, testing, obtaining government approval for and commercializing oral forms of therapeutic macromolecules using the Eligen ® Technology. We currently have collaborative agreements for candidates in clinical development with Novartis and Novo Nordisk, although Novartis has indicated that it has ceased work on all of the programs it had entered into with us.

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

As of December 31, 2013, our 52-week high and low closing market price for our common stock was $0.252 and $0.115, respectively.

Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

Sales of a substantial number of shares of common stock or warrants, or the perception that sales could occur, could adversely affect the market price of our common stock. Additionally, as of December 31, 2013, there were outstanding options to purchase up to 2,161,392 shares of our common stock that are currently exercisable, and additional outstanding options to purchase up to 1,738,763 shares of common stock that are exercisable over the next several years. As of December 31, 2013, the Amended and Restated Convertible Notes were convertible into 28,748,424 shares of our common stock; the Amended and Restated Bridge Notes were convertible into 3,254,246 shares of our common stock; and the Amended and Restated Reimbursement Notes were convertible into 1,274,334 shares of our common stock. As of December 31, 2013, there were outstanding warrants to purchase 27,443,727 shares of our stock. The holders of these options have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other shareholders. The existence of these options may adversely affect the terms on which we may be able to obtain additional financing. The weighted average exercise price of issued and outstanding options is $0.90 and the weighted average exercise price of warrants is $0.63, which compares to the $0.175 market price at closing on December 31, 2013. Additionally, there may be additional shares available on the market if we are required to file additional re-sale registration statements on Form S-1, including if MHR exercises its registration rights under its Registration Rights Agreement with the Company dated September 26, 2005.

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

The following table sets forth the range of high and low intra-day sale prices as reported by the OTCQB, electronic quotation service for each period indicated:

	High	Low
2012
First quarter	0.44	0.17
Second quarter	0.39	0.16
Third quarter	0.38	0.05
Fourth quarter	0.28	0.14
2013
First quarter	0.18	0.11
Second quarter	0.25	0.11
Third quarter	0.25	0.16
Fourth quarter	0.23	0.12
2014
First quarter (through March 3, 2014)	0.33	0.15

As of March 3, 2014 there were 209 stockholders of record, including record owners holding shares on behalf of an indeterminate number of beneficial owners, and 60,687,478 shares of common stock outstanding. The closing price of our common stock on March 3, 2014 was $0.23.

We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan, (collectively the “Plans”), the Stock Incentive Plan for Outside Directors, and the Directors Deferred Compensation Plan:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
The Plans	4,319,750	$0.86	4,963,766
Stock Incentive Plan for Outside Directors	21,000	8.97	—
Equity Compensation Plans not approved by Security Holders(1)	0	0	—

Total	4,340,750	$0.90	4,963,766

(1)	Our Board of Directors has granted options which are currently outstanding for a former consultant. The Board of Directors determines the number and terms of each grant (option exercise price, vesting and expiration date). This grant was made on July 14, 2003.

Comparative Stock Performance Graph

The graph below compares the cumulative total stockholder return through December 31, 2013 on Emisphere’s common stock with the cumulative total stockholder return of the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index, the RDG MicroCap Pharmaceutical Index, the Dow Jones U.S. Pharmaceuticals Total Stock Market Index, and SIC Code: 2834 — Pharmaceutical Preparations, assuming an investment of $100 on December 31, 2008 in the Company’s common stock, and in the stocks comprising each index (with all dividends reinvested).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by our independent registered public accounting firm.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Revenue	$—	$—	$—	$100	$92
Cost of goods sold	—	—	—	22	15
Costs and expenses
Research and development expenses	836	1,867	1,951	2,495	4,046
General and administrative expenses	6,749	4,935	5,310	7,963	10,068
Other costs and expenses	19	19	277	835	(422)
Impairment of intangible asset	—	—	598	—	—
Restructuring charge	—	—	—	50	(356)
(Income) expense from lawsuit, net	—	—	—	278	1,293

Total costs and expenses	7,604	6,821	8,136	11,621	14,629

Operating loss	(7,604)	(6,821)	(8,136)	(11,543)	(14,552)
Sale of patent	—	—	—	500	500
Other Income	81	45	—	—	—
Research and development tax credit	—	—	137	252	—
Change in fair value of derivative instruments	(8,433)	8,110	28,696	(23,651)	(2,473)
Interest expense	(4,955)	(6,236)	(5,646)	(3,595)	(659)
Loss on extinguishment of debt	—	—	—	(17,014)	—
Financing fees	—	—	—	(1,858)	—
Income (loss) before income tax benefit	(20,911)	(4,902)	15,051	(56,909)	(16,821)
Income tax benefit (expense)	(28)	2,974	—	—	—
Net income (loss)	(20,939)	(1,928)	15,051	(56,909)	(16,821)
Net income (loss) per share — basic	(0.35)	(0.03)	0.27	(1.23)	(0.49)
Net income (loss) per share — diluted	(0.35)	(0.03)	0.25	(1.23)	(0.49)

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investments	$4,053	$1,484	$3,069	$5,326	$3,566
Working capital (deficit)	(1,398)	(34,745)	(33,221)	(20,568)	(20,441)
Total assets	4,979	2,176	4,221	7,276	5,587
Derivative instruments	15,509	2,089	10,199	34,106	10,780
Long-term liabilities and deferrals	74,146	31,614	31,597	51,966	11,669
Accumulated deficit	(488,759)	(467,820)	(465,892)	(480,943)	(424,034)
Stockholders’ deficit	(86,801)	(66,066)	(64,527)	(82,520)	(35,227)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. When used in this Report, the words, “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors, including those set forth under Item 1A. “Risk Factors” (above) and elsewhere in this Report. This discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Financial Statements and notes thereto included in this Report.

Overview

During 2013 the Company continued its transformation from a delivery systems development company into a broader commercial-stage entity. Assuming the Company is successful in securing necessary funding, of which there can be no assurance, it plans to launch its first commercial product, Eligen® Rx Oral B12 during 2014. Eligen® Rx Oral B12 meets significant unmet patient and medical needs by combining B12 with our proprietary delivery system technology. By building on the Eligen Rx Oral B12 product, the Company intends to establish a sound product portfolio platform on which to expand its B12 therapeutic franchise as well as expand internal new product development with new therapeutic agents. The Company will also continue to develop its existing drug delivery carrier partnerships and expand its carrier business by seeking out and engaging in new global licensing opportunities.

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

In furtherance of this new strategic direction, spending has been redirected and aggressive cost control initiatives, including the elimination of certain research and development positions, have been implemented in order to allow investment in commercialization resources. To accelerate the commercialization of B12 and evaluate new prescription Medical Foods opportunities and other prescription products under development, the Company hired Mr. Carl V. Sailer to head its commercial efforts. Mr. Sailer has extensive experience in pharmaceuticals products marketing and supply chain management. He has a proven track record of launching new, and enhancing the financial performance of, existing pharmaceutical products by implementing progressive commercial marketing and distribution models. Furthermore, the Company engaged the consulting services of Dr. Carlos de Lecea, M.D., Ph.D., to expand its business development efforts globally. Dr. de Lecea has over 20 years’ experience in business development, including in and out licensing pharmaceutical products and delivery technologies in global markets. Dr. de Lecea will also work with Mr. Rubino to expand the application of the Eligen® Technology by taking advantage of its suitability to facilitate oral absorption of emerging peptides and biologic products that are typically only available as injectables or are currently under development. We believe that these products represent tremendous promise for realizing improvements in healthcare and growth in the industry, and that the Eligen ® Technology is well suited to deliver many of these molecules safely and efficiently.

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

The application of the Eligen ® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During 2013 we continued to develop our product pipeline utilizing the Eligen ® Technology with prescription product candidates and prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical needs. Our goal is to implement our Eligen ® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical and healthcare marketplace and driving company valuation.

To accelerate commercialization of the Eligen ® Technology, Emisphere focused on a two-pronged strategy during 2013. First, we concentrated on prescription molecules obtained through partnerships with other pharmaceutical companies for molecules where oral absorption is difficult yet substantially beneficial if proven. We are working to generate new interest in the Eligen ® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. Second, we continue to pursue commercialization of product candidates developed internally. We believe that these internal candidates need to be developed with reasonable investment in an acceptable time period and with a reasonable risk-benefit profile.

To support our internal development programs, the Company implemented its new commercialization strategy for the Eligen ® Technology. Using extensive safety data available for its Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (“SNAC”) carrier, the Company obtained GRAS (“Generally Recognized as Safe”) status for its SNAC carrier, and then applied the Eligen ® Technology with B12, another GRAS substance where bioavailability and absorption is difficult and improving such absorption would yield substantial benefit and value. Given sufficient time and resources, the Company intends to apply this strategy to develop other products. Examples of other GRAS substances that may be developed into additional commercial products using this strategy would include vitamins such as other B Vitamins, minerals such as iron, and other supplements such as the polyphenols and catechins, among others. A higher dose (1000 mcg) formulation of Eligen ® B12, for use by patients who are Vitamin B12 deficient, is under development.

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

The Company also continues to focus on improving operational efficiency. Annual operating costs were reduced by approximately 80% from 2008 levels. Annual cash expenditures continued to be reduced during 2013, and the resulting cash burn rate to support continuing operations is less than $6 million per year. Additionally, we expect to accelerate the commercialization of the Eligen ® Technology in a cost effective way and to gain operational efficiencies by tapping into advanced scientific processes offered by independent contractors.

Emisphere’s product pipeline includes prescription drugs and medical food product candidates in varying stages of development. We have one prescription product in Phase I and a number of pre-clinical (research stage) projects. Some of the pre-clinical projects are partnered, while others were initiated by Emisphere. We continue to assess therapeutic molecules for their potential compatibility with our technology and market need. Our intent is to continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen ® Technology. Depending on the molecule, market potential and interest, we intend to pursue potential product development opportunities through development alliances or internal development.

As previously described, the Company has developed and is focused on commercializing an oral formulation of Eligen ® B12 (1000 mcg) which can be marketed as a medical food for use by B12-deficient individuals. For the treatment of type 2 diabetes, research using the Eligen ® Technology and GLP-1 (Glucagon-Like Peptide-1), a potential treatment for Type 2 diabetes, is being conducted by Novo Nordisk.

We have collaborated with Novartis in connection with the development and testing of oral formulations of salmon calcitonin to treat osteoarthritis and osteoporosis, the development and testing of oral formulations of PTH-1-34 to treat osteoarthritis and osteoporosis, and the development of an oral rhGH product using Emisphere’s Eligen ® Technology. Although all three of these development programs have either been terminated or discontinued by Novartis, Novartis still has the right to evaluate the feasibility of using Emisphere’s Eligen ® Technology with two new compounds to assess the potential for new product development opportunities.

Novartis is considering its options accordingly. If Novartis chooses to develop oral formulations of these new compounds using the Eligen ® Technology, the parties will negotiate additional agreements. In that case, Emisphere could be entitled to receive development milestone and royalty payments in connection with the development and commercialization of these potentially new products.

Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products as we continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen ® Technology and prescription Medical Foods. Our preclinical programs focus on the development of oral formulations of potentially new treatments for diabetes and products in the areas of cardiovascular, appetite suppression and pain and on the development and potential expansion of nutritional supplement products.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of December 31, 2013, our accumulated deficit was approximately $488.8 million. Our loss from operations was $7.6 million, $6.8 million and $8.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our net loss was $20.9 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively and our net income was $15.1 million for the year ended December 31, 2011. Our net cash provided (outlays) from operations and capital expenditures were $3.1 million, ($3.0) million and ($9.7) million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash provided (outlays) include receipts of deferred revenue of $10.0 million, $0.02 million, and $0.06 million for 2013, 2012, and 2011, respectively. Our stockholders’ deficit was $86.8 million and $66.1 million as of December 31, 2013 and 2012, respectively. On December 31, 2013 we had approximately $4.1 million cash.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company was in default under the terms of its 11% senior secured convertible notes issued to MHR Fund Management LLC and its affiliated funds (“MHR”) in 2006 and thereafter (the “Convertible Notes”) and certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR in 2010 (collectively, the “Reimbursement Notes”). Additionally on October 17, 2012, the Company issued promissory notes to MHR in the aggregate principal amount of $1,400,000 (the “Bridge Notes”).

On April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations under the Convertible Notes, the Reimbursement Notes, and the Bridge Notes. As of April 26, 2013, these obligations, which were amended and restated in conjunction with the restructuring, included approximately $32.9 million due and payable under the Convertible Notes, approximately $0.6 million due and payable under the Reimbursement Notes, and approximately $1.5 million due and payable under the Bridge Notes. All of these obligations were either past due or payable on demand prior to the Restructuring Agreement. After restructuring, as of December 31, 2013, these obligations included approximately $35.9 million (face value) under the Amended and Restated Convertible Notes, approximately $0.6 million (face value) under the Amended and Restated Reimbursement Notes, and approximately $1.6 million (face value) under the Amended and Restated Bridge Notes. The Amended and Restated Convertible Notes are subject to various sales, operating and manufacturing performance criteria, which were revised in March 2014 (the amendment revising the performance criteria is filed as an exhibit to the Annual Report). Please see Note 7 to the Financial Statements for a detailed description of the transactions contemplated by the Restructuring Agreement (the “Restructuring”).

A special committee of the Company’s board of directors (the “Board”), composed of independent directors, negotiated the terms of the Restructuring with the advice of its legal and financial advisors, and the Restructuring Agreement was unanimously approved by the disinterested members of the Board with the unanimous affirmative recommendation of the special committee.

Also on April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to a Development and License Agreement, dated June 21, 2008, between Novo Nordisk A/S (“Novo Nordisk”) and the Company (as amended to date, the “Development Agreement”). The Amendment provides, among other things, for a payment of $10 million from Novo Nordisk to the Company as a prepayment for the achievement of certain development milestones that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement. The $10 million payment from Novo Nordisk was received by the Company on May 6, 2013, and recorded as deferred revenue.

On January 21, 2014, the Company received approximately $1.7 million from the sale of approximately $20.8 million unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. Based on this receipt and upon the receipt of the $10 million payment from Novo Nordisk, described above, the Company estimates that it will have sufficient cash to prepare for the market development and domestic launch of, and to explore global markets opportunities for, Eligen ® Oral B12, and otherwise continue operations through approximately the second quarter of 2014. However, we do not have sufficient resources to support a full commercial launch of B12 in the U.S. market or to develop any new products or technologies unless we are able to raise additional capital on acceptable terms or secure funds from new or existing partners. We cannot assure that such financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost of raising capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. For further discussion, see Part I, Item 1A “Risk Factors.”

The Company is pursuing several courses of action to address its deficiency in capital resources, including commercializing Eligen® Oral B12 globally, seeking new partnerships, leveraging existing partnerships, and considering capital markets financings. While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. The Company estimates that if it fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the third quarter of 2014, the Company could be forced to cease operations. Even if we are successful in raising additional capital to meet our obligations and otherwise continue operations, our business will still require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2013, 2012 and 2011 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2013, our cash liquidity (consisting of $4.1 million cash at December 31, 2013) increased as follows:

Cash and Cash Equivalents:

(In thousands)
At December 31, 2012	$1,500
At December 31, 2013	4,100

Increase in cash and cash equivalents	$2,600

The increase (decrease) in cash and cash equivalents is comprised of the following components for the years ended December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Proceeds from notes payable	$—	$1,400
Proceeds from collaboration, technology business tax certificate transfer program and other projects	10,300	3,100

Sources of cash and cash equivalents	10,300	4,500

Uses of cash and cash equivalents	(7,700)	(6,100)

Increase (Decrease) in cash and cash equivalents	$2,600	$(1,600)

During the year ended December 31, 2013, our working capital deficiency decreased by $33.4 million as follows:

	December 31,
	2013	2012	Change
	(In thousands)
Current assets	$4,905	$1,883	$3,022
Current liabilities	6,303	36,628	(30,325)

Working capital (deficiency)	$(1,398)	$(34,745)	$(33,374)

The increase in current assets is driven primarily by the increase in cash and cash equivalents. The decrease in current liabilities is driven primarily by the restructuring of the Convertible Notes and the Bridge Notes which resulted in reclassification to long term debt to reflect the 2017 maturity date.

Primary Sources of Cash

On January 21, 2014, the Company received approximately $1.7 million by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

During 2013, the Company received $10.0 million when it entered into Amendment No. 2 to the Development and License Agreement, dated June 21, 2008, between it and Novo Nordisk. The Amendment provided, among other things, for a payment of $10.0 million from Novo Nordisk to the Company as a prepayment for the achievement of certain development milestones that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,
	(In thousands)
	2013	2012	Change
Revenue	$—	$—	$—
Operating expenses	$7,604	$6,821	$811
Operating loss	$(7,604)	$(6,821)	$(811)
Change in fair value of derivative instruments	$(8,433)	$8,110	$(16,543)
Interest expense	$(4,955)	$(6,236)	$1,281
Other non-operating income	$81	$45	$36
Income tax benefit (expense)	$(28)	$2,974	$(3,002)
Net loss	$(20,939)	$(1,928)	$(19,011)

Our principal operating costs include the following items as a percentage of total expense:

	Year Ended
	December 31, 2013	December 31, 2012
Human resource costs, including benefits	40%	38%
Professional fees for legal, intellectual property, accounting and consulting	44%	40%
Clinical and laboratory costs	2%	8%
Occupancy costs	3%	5%
Depreciation and amortization	0%	0%
Other	11%	9%

Operating expenses, increased by $0.8 million (12%) as a result of the following items:

(In thousands)
Increase in human resource costs	$500
Increase in professional and consulting fees	600
Decrease in occupancy costs	(200)
Decrease in laboratory costs	(300)
Increase in all other operating costs	200

Net increase	$800

Human resource costs increased approximately $0.5 million due primarily to the award of bonuses and related employer taxes.

Professional and consulting fees increased approximately $0.6 million due to an increase in consulting fees of approximately $0.5 million (primarily from new consulting contracts for business development services, scientific services and medical consulting services); $0.3 million in other professional fees (primarily from restructuring costs, Eligen® Oral B-12 launch costs, and upgrades to our information technology); offset by a $0.2 million reduction in legal and accounting fees.

Occupancy costs decreased approximately $0.2 million due to the lease expiration at the former Cedar Knolls Offices and the reduction in square footage at the Company’s Roseland Offices.

Laboratory fees decreased approximately $0.3 million due primarily to a 2012 charge for the reduction of a prepaid asset.

Depreciation expense was substantially unchanged in 2013 compared to 2012.

All other operating costs increased $0.2 million due to investment in commercial preparations to launch the Eligen® Oral B12 product.

As a result of the factors above, Emisphere’s operating expenses were $7.6 million for the year ended December 31, 2013, which represents an increase of $0.8 million or 11% compared to operating expenses for the year ended December 31, 2012.

Other non-operating expense increased by approximately $15.2 million for the year ended December 31, 2013 in comparison to the same period last year due primarily to a $16.5 million increase in the change in the value of derivative instruments, offset by a $1.3 million decrease in interest expense due to the restructuring of the MHR notes. The change in the fair value of derivative instruments for 2013 and 2012 is the result of the revaluation of derivative instruments from the restructuring of the Convertible notes payable, bridge notes and reimbursement notes. Future gains and losses recognized in the Company’s operating results from changes in value of the derivative instrument liability are based in part on the fair value of the Company’s common stock which is outside the control of the Company. These potential future gains and losses could be material.

In 2012, we recognized an approximate $3.0 million state income tax benefit as a result of proceeds from the sale of $36 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. A state income tax benefit for 2013 of $1.7 million was received and recognized during the first quarter of 2014.

As a result of the above factors, we reported a net loss of $20.9 million, which was $19.0 million (985%) greater than the net loss of $1.9 million for the year ended December 31, 2012.

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

Professional and consulting fees decreased approximately $0.4 million due to a decrease of approximately $0.3 million in legal fees, a $0.1 million reduction in accounting fees and a $0.2 decrease in recruitment fees incurred in 2011 offset by a $0.2 million increase in consulting fees related to Eligen ® B-12.

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

Other non-operating income decreased by approximately $21.3 million for the year ended December 31, 2012 in comparison to the same period last year due primarily to a $20.6 million decrease in the change in the value of derivative instruments, a $0.1 million decrease in investment and other income, a $0.6 million increase in interest expense due primarily to the additional accrued interest on the Convertible Notes following the default described above. The change in the fair value of derivative instruments for 2012 and 2011 is the result of a decrease in stock price from $0.22 on December 31, 2011 to $0.16 on December 31, 2012. Future gains and losses recognized in the Company’s operating results from changes in value of the derivative instrument liability are based in part on the fair value of the Company’s common stock which is outside the control of the Company. These potential future gains and losses could be material.

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

Revenue Recognition — Revenue includes amounts earned from sales of our oral Eligen ® B12 (100 mcg) product, collaborative agreements and feasibility studies. Revenue earned from the sale of oral Eligen ® B12 (100 mcg) was recognized when the product was shipped, when all revenue recognition criteria were met in accordance with Staff Accounting Bulletin No. 104 , “Revenue Recognition” (codified under ASC 605 “Revenue Recognition”). Our Distributor Agreement for the marketing, distribution and sale of oral Eligen ® B12 (100 mcg) with Quality Vitamins and Supplements, Inc. was terminated during the third quarter, 2010. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for joint steering committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2013. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

With regard to revenue recognition from collaboration agreements, the Company previously interpreted expected payments to equate to total payments subject to each collaboration agreement. On a prospective basis, the Company has revised its application of expected payments to equate to a “best estimate” of payments. Under this application, expected payments typically include (i) payments already received and (ii) those milestone payments not yet received but that the Company believes are “more likely than not” of receiving. Our support for the assertion that the next milestone is likely to be met is based on the (a) project status updates discussed at JSC meetings; (b) clinical trial/development results of prior phases; (c) progress of current clinical trial/development phases; (d) directional input of collaboration partners and (e) knowledge and experience of the Company’s scientific staff. After considering the above factors, the Company believes those payments included in “expected payments” are more likely than not of being received. While this interpretation differs from that used previously by the Company, it does not result in any change to previously recognized revenues in either timing or amount for periods through December 31, 2013.

With regard to revenue recognition in connection with the Insulins License Agreement and the GLP-1 License Agreements with Novo Nordisk, such agreements include multiple deliverables including license grants, several versions of the Company’s Eligen ® Technology (or carriers), support services and manufacturing. Emisphere’s management reviewed the relevant terms of the Novo Nordisk agreements and determined such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, “Multiple-Element Arrangements” since the delivered license and Eligen ® Technology do not have stand-alone value and Emisphere does not have objective evidence of fair value of the undelivered Eligen ® Technology or the manufacturing value of all the undelivered items. Such conclusion will be reevaluated as each item in the arrangement is delivered. Consequently, any payments received from Novo Nordisk pursuant to such agreements, including the initial $10 million upfront payment and any payments received for support services in connection with the GLP-1 License Agreement and the $5 million upfront payment from the Insulins License Agreement will be deferred and included in Deferred Revenue within our balance sheet. Management cannot currently estimate when all of such deliverables will be delivered nor can they estimate when, if ever, Emisphere will have objective evidence of the fair value for all of the undelivered items, therefore all payments from Novo Nordisk are expected to be deferred for the foreseeable future.

As of December 31, 2013 total deferred revenue from the GLP-1 License Agreement was $23.6 million, comprised of the $10.0 million April 26, 2013 prepayment, the $10.0 million non-refundable license fee, $2 million milestone payment and $1.6 million in support services.

With regard to revenue recognition in connection with Novartis’ discontinued oral salmon calcitonin program for osteoporosis and osteoarthritis, discontinued oral PTH-1-34 program for osteoporosis, and terminated oral recombinant human growth hormone program: all such agreements include(d) multiple deliverables including license grants, several versions of the Company’s Eligen ® Technology (or carriers) and support services. Emisphere’s management reviewed the relevant terms of each development license agreement with Novartis and determined such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, “Multiple-Element Arrangements” since the delivered license and Eligen ® Technology do not have stand-alone value and Emisphere does not have objective evidence of fair value of the undelivered Eligen ® Technology. Such conclusion will be reevaluated as each item in the arrangement is delivered or the status of each agreement changes. Consequently, any payments received from Novartis pursuant to such agreements have been deferred and included in Deferred Revenue within our balance sheet.

During 2011, Novartis terminated its oral human growth hormone program and informed the Company of its intention not to continue development of its oral calcitonin and oral PTH programs involving Emisphere’s Eligen ® Technology. However, Novartis did not terminate its development license agreements in calcitonin or PTH. At such time that Novartis terminates its oral calcitonin and oral PTH agreements, or does not demonstrate reasonable commercial effort to continue developing oral calcitonin or oral PTH products, then the Company will recognize revenue in connection with past receipts of payments from Novartis derived from those agreements which are currently included in Deferred Revenue within our balance sheet. Management will pay close attention to Novartis actions and reevaluate circumstances that influence this determination in future.

As of December 31, 2013 total deferred revenue from all Novartis development license programs was approximately $13.0 million, comprised of the principal value ($10 million) plus interest ($3.0 million) we recorded on June 4, 2010, upon executing the Novartis Agreement, pursuant to which the Company was released and discharged from its obligations under the Novartis Note described in Note 7 to the Financial Statements included herein.

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

Warrants and Conversion Feature of Amended and Restated Convertible Note — Warrants issued in connection with various equity financings and embedded conversion feature of the Amended and Restated Convertible Notes, Bridge Notes and Reimbursement Notes described in Note 7 to the Financial Statements have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. For derivatives other than the Amended and Restated Convertible Notes, Bridge Notes, Reimbursement Notes, and June 2010 Warrants, we estimate the fair value of these instruments using the Black-Scholes model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. The fair value of the embedded conversion feature of the Amended and Restated Convertible Notes, Amended and Restated June 2010 Warrants, Amended and Restated Bridge Notes and Amended and Restated Reimbursement Notes contain anti-dilution protection provisions, which are triggered by potentially dilutive events (including subsequent common share offerings meeting certain criteria). Due to these additional protective provisions within the instruments, additional value has been provided to the holders, which has not been provided to other equity investors. In order to estimate the value of this protection, the Company uses the Monte Carlo valuation model which assesses the probability of the occurrence of potential triggering events, such as the probability of the Company’s engaging in a capital or debt markets offering to calculate the value of the derivative at the reporting date. We believe the assumptions used to estimate the fair values of the warrants and convertible shares are reasonable. For a more complete discussion on the volatility in market value of derivative instruments, see Part I, Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2013.

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

Contractual Arrangements

Significant contractual obligations as of December 31, 2013 are as follows:

		Amount Due in
Type of Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Notes Payable(1)	$38,200	$637	$—	$37,563	$—
Derivative liabilities(2)	15,508	4,177	—	11,331	—
Operating lease obligations	475	117	284	74	—

Total	$54,183	$4,931	$284	$48,968	$—

(1)	Amounts include both principal and related interest payments.

(2)	We have issued warrants to purchase shares of our common stock which contain provisions requiring us to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. As a result, these warrants have been recorded at their fair value and are classified as current liabilities. The value and timing of the actual cash payments, if any, related to these derivative instruments could differ materially from the amounts and periods shown.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities.    At December 31, 2013, the value of derivative instruments was $15.5 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, Amended and Restated Reimbursement Notes, and Amended and Restated June 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/(Decrease)
(In thousands)
25% increase in stock price	$1,675
50% increase in stock price	$3,137
5% increase in assumed volatility	$463
25% decrease in stock price	$(1,752)
50% decrease in stock price	$(3,197)
5% decrease in assumed volatility	$(824)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMISPHERE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Emisphere Technologies, Inc

We have audited the accompanying balance sheets of Emisphere Technologies, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emisphere Technologies, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emisphere Technologies, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 31, 2014 expressed an unqualified opinion on the effectiveness of Emisphere Technologies, Inc.’s internal control over financial reporting.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and a significant stockholders’ deficit, and has limited cash availability. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey LLP

New York, NY

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Emisphere Technologies, Inc

We have audited Emisphere Technologies, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Emisphere Technologies, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Emisphere Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Emisphere Technologies, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholder’s deficit and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 31, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

New York, NY

March 31, 2014

EMISPHERE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,053	$1,484
Accounts receivable, net of allowance of $0 in 2013 and 2012	—	1
Inventories	230	249
Prepaid expenses and other current assets	622	149

Total current assets	4,905	1,883
Equipment and leasehold improvements, net	40	12
Restricted cash	—	247
Other assets	34	34

Total assets	$4,979	$2,176

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, related party, net of related discount in 2013	$556	$33,607
Accounts payable and accrued expenses	1,539	923
Derivative instruments:
Related party	3,638	1,491
Others	540	598
Other current liabilities	30	9

Total current liabilities	6,303	36,628
Notes payable, related party net of related discount in 2013	32,523	—
Derivative instruments – Related party	11,331	—
Deferred revenue	41,616	31,614
Deferred lease liability and other liabilities	7	—

Total liabilities	91,780	68,242

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 2,000,000 shares; issued and outstanding-none	—	—
Common stock, $.01 par value; authorized 200,000,000 shares; issued 60,977,210 shares (60,687,478 outstanding) in 2013 and 2012	610	610
Additional paid-in capital	405,300	405,096
Accumulated deficit	(488,759)	(467,820)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(86,801)	(66,066)

Total liabilities and stockholders’ deficit	$4,979	$2,176

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Revenue	$—	$—	$—
Cost of goods sold	—	—	—

Gross profit	—	—	—

Costs and expenses:
Research and development	836	1,867	1,951
General and administrative	6,749	4,935	5,310
Loss (gain) on disposal of fixed assets	10	(10)	—
Depreciation and amortization	9	29	277
Impairment of intangible asset	—	—	598

Total costs and expenses	7,604	6,821	8,136

Operating loss	(7,604)	(6,821)	(8,136)

Other non-operating income (expense):
Investment and other income	81	45	137
Change in fair value of derivative instruments:
Related party	(8,491)	7,880	21,957
Others	58	230	6,739
Interest expense:
Related party	(4,955)	(6,236)	(5,631)
Others	—	—	(15)

Total other non-operating income (expense)	(13,307)	1,919	23,187

Income (loss) before income tax benefit	(20,911)	(4,902)	15,051
Income tax benefit (expense)	(28)	2,974	—

Net income (loss)	$(20,939)	$(1,928)	$15,051

Net income (loss) per share, basic	$(0.35)	$(0.03)	$0.27

Net income (loss) per share, diluted	$(0.35)	$(0.03)	$0.25

Weighted average shares outstanding, basic	60,687,478	60,687,478	56,292,511

Weighted average shares outstanding, diluted	60,687,478	60,687,478	59,281,325

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(20,939)	$(1,928)	$15,051

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9	29	277
Non-cash interest expense:
Related party	4,955	6,236	5,631
Others	—	—	—
Changes in the fair value of derivative instruments:
Related party	8,491	(7,880)	(21,957)
Others	(58)	(230)	(6,739)
Non-cash compensation	205	344	315
Loss (gain) on disposal of fixed assets	10	(10)	—
Impairment of purchased technology	—	—	598
Provision for bad debts	—	31	31
Changes in assets and liabilities excluding non-cash charges:
Decrease (increase) in accounts receivable	1	(10)	(39)
Decrease (in inventories	19	9	2
(Increase) decrease in prepaid expenses and other current assets	(473)	432	(85)
(Increase) in security deposits	—	(34)	—
Increase (decrease) in accounts payable, accrued expenses and other	615	29	(2,488)
(Decrease) in other current liabilities	30	(33)	—
Increase in deferred revenue	10,002	21	58
Decrease in deferred lease and other liabilities	(2)	(4)	(42)
Decrease in restructuring charge	—	—	(300)

Total adjustments	23,804	(1,070)	(24,738)

Net cash provided by (used in) operating activities	2,865	(2,998)	(9,687)

Cash flows from investing activities:
Decrease in restricted cash	247	—	13
Purchase of fixed assets	(46)	—	—
Proceeds from sale of fixed assets	—	13	—

Net cash provided by investing activities	201	13	13

Cash flows from financing activities:
Proceeds from notes payable	—	1,400	—
Payments for debt issue costs	(497)	—	—
Proceeds from exercise of stock options and warrants	—	—	242
Net proceeds from issuance of common stock and warrants	—	—	7,175

Net cash (used in) provided by financing activities	(497)	1,400	7,417

Net increase (decrease) in cash and cash equivalents	2,569	(1,585)	(2,257)
Cash and cash equivalents, beginning of year	1,484	3,069	5,326

Cash and cash equivalents, end of year	$4,053	$1,484	$3,069

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$16
Non-cash investing and financing activities:
Issuance of liability warrants in connection with common stock offering	$—	$—	$5,138
Reclassification of liability warrants to equity	$—	$—	$349
Debt discounts issued in debt modifications	$4,041	$—	$—
Conversion of accrued interest to notes payable	$3,031	$—	$—

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2013, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Treasury Shares Amount		Total
	Shares	Amount
	(In thousands except share data)
Balance, December 31, 2010	52,178,834	$522	$401,853	$(480,943)	289,732	$(3,952)	$(82,520)

Net Income				15,051			15,051
Reclassification of derivative liability due to exercise of warrants			349				349
Exercise of warrants	187,500	2	234				236
Equity proceeds from issuance of common stock, net of share issuance expenses	8,600,876	86	1,950				2,036
Exercise of options	10,000	—	6				6
Stock based compensation for employees			188				188
Stock based compensation for directors			127				127

Balance, December 31, 2011	60,977,210	$610	$404,707	$(465,892)	289,732	$(3,952)	$(64,527)

Net Loss				(1,928)			(1,928)
Capital contributed from imputed interest			45				45
Stock based compensation for employees			176				176
Stock based compensation for directors			168				168

Balance, December 31, 2012	60,977,210	$610	$405,096	$(467,820)	289,732	$(3,952)	$(66,066)

Net Loss				(20,939)			(20,939)
Stock based compensation for employees			47				47
Stock based compensation for directors			157				157

Balance, December 31, 2013	60,977,210	$610	$405,300	$(488,759)	289,732	$(3,952)	$(86,801)

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

Liquidity.    As of December 31, 2013, we had approximately $4.1 million in cash, approximately $1.4 million in working capital deficiency, a stockholders’ deficit of approximately $86.8 million and an accumulated deficit of approximately $488.8 million. Our net loss for the year ended December 31, 2013 was $20.9 million and our operating loss for the year ended December 31, 2013 was approximately $7.6 million. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, our business will require substantial additional investment that we have not yet secured.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company was in default under the terms of its 11% senior secured convertible notes issued to MHR Fund Management LLC and its affiliated funds (“MHR”) in 2006 and thereafter (the “Convertible Notes”) and certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR in 2010 (collectively, the “Reimbursement Notes”). Additionally on October 17, 2012, the Company issued promissory notes to MHR in the aggregate principal amount of $1,400,000 (the “Bridge Notes”).

On April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations under the Convertible Notes, the Reimbursement Notes, and the Bridge Notes. As of April 26, 2013, these obligations, which were amended and restated in conjunction with the restructuring, included approximately $32.9 million due and payable under the Convertible Notes, approximately $0.6 million due and payable under the Reimbursement Notes, and approximately $1.5 million due and payable under the Bridge Notes. All of these obligations were either past due or payable on demand prior to the Restructuring Agreement. After restructuring, as of December 31, 2013, these obligations included approximately $35.9 million (face value) under the Amended and Restated Convertible Notes, approximately $0.6 million (face value) under the Amended and Restated Reimbursement Notes, and approximately $1.6 million (face value) under the Amended and Restated Bridge Notes. The Amended and Restated Convertible Notes are subject to various sales, operating and manufacturing performance criteria, which were revised in March 2014. Please see Note 7 to the Financial Statements for a detailed description of the transactions contemplated by the Restructuring Agreement (the “Restructuring”).

A special committee of the Company’s board of directors (the “Board”), composed of independent directors, negotiated the terms of the Restructuring with the advice of its legal and financial advisors, and the Restructuring Agreement was unanimously approved by the disinterested members of the Board with the unanimous affirmative recommendation of the special committee.

Also on April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to a Development and License Agreement, dated June 21, 2008, between Novo Nordisk A/S (“Novo Nordisk”) and

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Company (as amended to date, the “Development Agreement”). The Amendment provides, among other things, for a payment of $10 million from Novo Nordisk to the Company as a prepayment for the achievement of certain development milestones that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement. The $10 million payment from Novo Nordisk was received by the Company on May 6, 2013, and recorded as deferred revenue.

On January 21, 2014, the Company received approximately $1.7 million from the sale of unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. Based on this receipt and upon the receipt of the $10 million payment from Novo Nordisk, described above, the Company estimates that it will have sufficient cash to prepare for the market development and domestic launch of, and to explore global markets opportunities for, Eligen ® Oral B12, and otherwise continue operations through approximately the second quarter of 2014. However, we do not have sufficient resources to support a full commercial launch of B12 in the U.S. market or to develop any new products or technologies unless we are able to raise additional capital on acceptable terms or secure funds from new or existing partners. We cannot assure that such financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost of raising capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. For further discussion, see Part I, Item 1A “Risk Factors.”

The Company is pursuing several courses of action to address its deficiency in capital resources, including commercializing Eligen® Oral B12 globally, seeking new partnerships, leveraging existing partnerships, and considering capital markets financings. While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. The Company estimates that if it fails to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the third quarter of 2014, the Company could be forced to cease operations. Even if we are successful in raising additional capital to meet our obligations and otherwise continue operations, our business will still require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2013, 2012 and 2011 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Even if we are successful in raising additional capital to meet our obligations and otherwise continue operations, our business will still require substantial additional investment that we have not yet secured. For further discussion, see Part II, Item 1A “Risk Factors “.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

investment grade debt securities issued by corporations and financial institutions. We hold no collateral for these financial instruments.

Cash, Cash Equivalents, and Investments.    We consider all highly liquid, interest-bearing instruments with original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds. Our investment policy requires that commercial paper be rated A-1, P-1 or better by either Standard and Poor’s Corporation or Moody’s Investor Services or another nationally recognized agency and that securities of issuers with a long-term credit rating must be rated at least “A” (or equivalent). As of December 31, 2013, we held no investments.

Inventory.    Inventories are stated at the lower of cost or market determined by the first in, first out method.

Impairment of Long-Lived Assets.    In accordance with FASB ASC 360-10-35, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

With regard to revenue recognition in connection with development and license agreements that include multiple deliverables, Emisphere’s management reviews the relevant terms of the agreements and determines whether such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, Multiple-Element Arrangements. If it is determined that a delivered license and Eligen ® Technology do not have stand-alone value and Emisphere does not have objective evidence of fair value of the undelivered Eligen ® Technology or the manufacturing value of all the undelivered items, then such deliverables are accounted for as a single unit of accounting and any payments received pursuant to such agreement, including any upfront or development milestone payments and any payments received for support services, will be deferred and included in deferred revenue within our balance sheet until such time as management can estimate when all of such deliverables will be delivered, if ever. Management reviews and reevaluates such conclusions as each item in the arrangement is delivered and circumstances of the development arrangement change. See Note 13 for more information about the Company’s accounting for revenue from specific development and license agreements.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments.    The carrying amounts for cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their short-term nature. At December 31, 2013, the carrying value and accrued interest of the Amended and Restated Convertible Notes, Amended and Restated Reimbursement Notes, and Amended and Restated Bridge Notes was $33.1 million, which reflects its original cost plus accrued interest. See Note 7 for further discussion of the notes payable.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ,” and in January 2013 issued ASU No. 2013-01, “ Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities.” These standards create new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial positions. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

3.    Inventory

Inventory consists of the following:

	December 31,
	2013	2012
	(In thousands)
Work in process	$230	$249

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2013	2012
	(In thousands)
Prepaid corporate insurance	$92	$84
Deposit on inventory	477	—
Prepaid expenses and other current assets	53	65

	$622	$149

5.    Fixed Assets

Equipment and leasehold improvements, net, consists of the following:

	December 31,
	Useful Lives In Years	2013	2012
		(In thousands)
Equipment	3-7	$601	$1,306
Leasehold improvements	Term of lease	27	61

		628	1,367
Less, accumulated depreciation and amortization		588	1,355

		$40	$12

Depreciation expense for the years ended December 31, 2013, 2012 and 2011, was $9 thousand, $29 thousand and $38 thousand, respectively.

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2013	2012
	(In thousands)
Accounts payable	$525	$380
Accrued legal, professional fees and other	967	522
Accrued vacation	47	21

	$1,539	$923

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.    Notes Payable

Notes payable, net of related discounts, consists of the following:

	December 31,
	2013	2012
	(in thousands)
Amended and Restated Convertible Notes	$32,230	$31,576
Amended and Restated Reimbursement Notes	556	600
Amended and Restated Bridge Notes	293	1,431

	33,079	33,607
Less: Current portion	556	33,607

Non-current Notes payable, net of related discounts	$32,523	$—

Amended and Restated Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR. Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for 11% senior secured convertible notes (collectively, the “Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the Convertible Notes were convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. In connection with the Convertible Notes exchange, the Company agreed to appoint a representative of MHR (the “MHR Nominee”) and another person (the “Mutual Director”) to the Board. Further, the Company agreed to amend, and in January 2006 did amend, its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board so long as MHR holds at least 2% of the outstanding common stock of the Company. The Convertible Notes were due on September 26, 2012. As of September 27, 2012, the Company was in default under the terms of the Convertible Notes as a result of its failure to pay approximately $30.5 million in principal and interest due and payable on September 26, 2012. On April 26, 2013, the Company entered into the Restructuring Agreement with MHR regarding the restructuring of the terms of the Company’s obligations under certain promissory notes issued to MHR, including the Convertible Notes. On May 7, 2013, the Company and MHR consummated the Restructuring. Pursuant to the Restructuring, the Company issued to MHR amended and restated Convertible Notes (the “Amended and Restated Convertible Notes”), that are convertible into shares of our common stock at a price per share of $1.25 (subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), bear interest at 13% per annum, compounded monthly and payable in the form of additional Amended and Restated Convertible Notes on June 30 th and December 31 st of each year, and are due on September 26, 2017 subject to acceleration upon the occurrence of specified events of default, including the failure to meet certain sales, operating and manufacturing performance milestones. These sales, operating and manufacturing performance criteria were revised in March 2014; specifically, the product sales milestone originally scheduled for achievement by December 31, 2014 was extended to April 1, 2015, the operating milestone requiring entry into a license or distribution agreement for the Company’s Eligen B-12 product in one of multiple pre-approved jurisdictions by December 31, 2013 was eliminated; the operating milestone requiring entry into a license or distribution agreement for the Company’s Eligen B-12 product in two of multiple pre-approved jurisdictions by December 31, 2014 was extended to April 1, 2015, and the manufacturing milestone requiring the production of a specified quantity of Eligen B-12 tablets was extended from April 26, 2014 to December 31, 2014. If we fail to meet our obligations under the terms of these Notes, or fail to meet any of the sales, operating or manufacturing performance criteria included in the Amended and Restated Convertible Notes, we would be in default under the terms of the Notes, which would give MHR the option of foreclosing on substantially all of our assets. The Amended and Restated Convertible Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets, and must be redeemed from time to time

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

pursuant to a cash sweep of approximately 40% of the Company’s Consolidated Free Cash Flow (as defined in the Amended and Restated Convertible Notes). As of December 31, 2013, the Amended and Restated Convertible Notes were convertible into 28,748,424 shares of our common stock.

Amended and Restated Reimbursement Notes. On June 8 2010, the Company issued to MHR certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 (collectively, the “Reimbursement Notes”) in reimbursement for legal expenses incurred by MHR in connection with MHR’s agreement to, among other things, waive certain rights as a senior secured party of the Company and enter into a non-disturbance agreement with the Company’s collaboration partner Novartis Pharma AG, and, if necessary, to enter into a comparable agreement in connection with another potential Company transaction. The Reimbursement Notes were originally due and payable on June 4, 2012, which date was extended to September 26, 2012 by agreement with MHR. The Company imputed interest at the time of issuance of the Reimbursement Notes at its incremental borrowing rate of 10%, and discounted the face amounts of the Reimbursement Notes by $25,000 in the aggregate. As of September 27, 2012, the Company was in default under the terms of the Reimbursement Notes as a result of its failure to pay to MHR $600,000 in principal due and payable on September 26, 2012. Based on this default, the default interest rate of 10% per annum applied to the Reimbursement Notes effective as of September 27, 2012. Pursuant to the Restructuring, the Company issued to MHR amended and restated Reimbursement Notes (the “Amended and Restated Reimbursement Notes”). The Amended and Restated Reimbursement Notes are convertible into shares of our common stock at a price per share of $0.50 (which conversion price is subject to adjustment upon the occurrence of specified events , including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), are non-interest bearing (other than default interest), and are due April 26, 2014 (subject to acceleration upon the occurrence of specified events of default). The Amended and Restated Reimbursement Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. As of December 31, 2013, the Amended and Restated Reimbursement Notes were convertible into 1,274,333 shares of our common stock.

Amended and Restated Bridge Notes. On October 17, 2012, the Company issued to MHR promissory notes (the “Bridge Notes”) in the aggregate principal amount of $1,400,000. The Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. Pursuant to the Restructuring, the Company issued to MHR amended and restated Bridge Notes (the “Amended and Restated Bridge Notes”), that are convertible into shares of our common stock at a price per share of $0.50 per share (which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), bear interest at 13% per annum, compounded monthly and payable in the form of additional Amended and Restated Bridge Notes on June 30th and December 31st of each year, and are due on September 26, 2017 (subject to acceleration upon the occurrence of specified events of default). The Amended and Restated Bridge Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. As of December 31, 2013, the Amended and Restated Bridge Notes were convertible into 3,254,246 shares of our common stock.

In addition to the foregoing, pursuant to the Restructuring, the Company (i) amended and restated its August 2009 Warrants described in Note 8 to these Financial Statements entitling MHR to purchase, in the aggregate, 3,729,323 shares of the Company’s common stock (collectively, the “Amended and Restated 2009 Warrants”); (ii) amended and restated its June 2010 Warrants described in Note 8 entitling MHR to purchase, in the aggregate, 865,000 shares of the Company’s common stock (the “Amended and Restated June 2010 Warrants”); (iii) amended and restated its August 2010 Warrants and August 2010 Waiver Warrants described in Note 8 entitling MHR to purchase, in the aggregate, 3,598,146 shares of the Company’s common stock (the “Amended and Restated August 2010 Warrants”); (iv) amended and restated the July 2011 Warrants and July 2011 Waiver Warrants described in Note 8 to these Financial Statements entitling MHR to purchase, in the aggregate, 3,805,307 shares of the Company’s common stock (the “Amended and Restated 2011 Warrants” and, together with the Amended and Restated 2009 Warrants, the Amended and Restated June 2010 Warrants, and the

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Amended and Restated August 2010 Warrants, the “Amended and Restated Warrants”); and (v) issued new warrants to MHR to purchase 10,000,000 shares of the Company’s common stock (the “2013 Restructuring Warrants” and, together with the Amended and Restated Warrants, the “MHR Restructuring Warrants”). The MHR Restructuring Warrants entitle MHR to purchase, in the aggregate, 21,997,776 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $0.50 per share, and will expire on July 8, 2019. The exercise price of the MHR Restructuring Warrants and number of Warrant Shares issuable upon exercise of the MHR Restructuring Warrants are subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, combinations of shares, and certain fundamental corporate transactions.

Additional fees paid by Emisphere in connection with the consummation of the transactions contemplated by the Restructuring Agreement included the reimbursement of $497 thousand of MHR’s legal fees associated with the transaction.

The Company determined that the modifications to the Company’s obligations to MHR evidenced by the Convertible Notes, Reimbursement Notes, and Bridge Notes (collectively, the “MHR Obligations”) were not substantial in accordance with ASC 470-50, “Modifications and Extinguishments”. The amendments to the MHR Obligations were accounted for as modifications rather than extinguishments. As such, each of (i) the $497 thousand of MHR’s legal fees, (ii) the fair value of the 10,000,000 MHR Restructuring Warrants, and (iii) the incremental value from the modification of the August 2009 Warrants, June 2010 Warrants, August 2010 MHR Warrants, August 2010 Waiver Warrants, July 2011 MHR Warrants, and July 2011 Waiver Warrants, as each term is defined in Note 8 (collectively, the “Modification Fees”) were accounted for as discounts to the MHR Obligations as of May 7, 2013, the date that the transactions contemplated by the Restructuring Agreement were consummated. The Modification Fees were allocated to the Amended and Restated Convertible Notes, Amended and Restated Bridge Notes and Amended and Restated Reimbursement Notes based on their weighted average. The Company calculated the incremental value of the modification to the August 2009 Warrants, June 2010 Warrants, August 2010 Warrants, August 2010 Waiver Warrants, July 2011 Warrants, and July 2011 Waiver Warrants as the difference between the value of their fair value immediately before and after the consummation of Restructuring.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Amended and Restated Reimbursement Notes

May 7, 2013
Closing stock price	$0.23
Conversion price	$0.50
Expected volatility	184%
Remaining term (years)	0.97
Risk-free rate	0.15%
Expected dividend yield	0%

Amended and Restated Bridge Notes

May 7, 2013
Closing stock price	$0.23
Conversion price	$0.50
Expected volatility	160%
Remaining term (years)	4.39
Risk-free rate	0.63%
Expected dividend yield	0%

The carrying value of the MHR Obligations is comprised of the following:

	December 31,
	2013	2012
	(in thousands)
Amended and Restated Convertible Notes	$35,935	$31,576
Amended and Restated Reimbursement Notes	637	600
Amended and Restated Bridge Notes	1,627	1,431
Unamortized discounts	(5,120)	—

	$33,079	$33,607

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.    Derivative Instruments

Derivative instruments consist of the following:

	December 31,
	2013	2012
	(in thousands)
Amended and Restated Convertible Notes	$10,371	$230
Amended and Restated Reimbursement Notes	7	—
Amended and Restated Bridge Notes	960	—
Amended and Restated August 2009 Warrants	597	372
Amended and Restated June 2010 MHR Warrants	249	79
Amended and Restated August 2010 Warrants	420	277
August 2010 Investor Warrants	171	258
Amended and Restated August 2010 MHR Waiver Warrants	156	103
Amended and Restated July 2011 Warrants	482	340
July 2011 Investor Warrants	369	340
Amended and Restated July 2011 MHR Waiver Warrants	127	90
May 2013 MHR Modification Warrants	1,600	—

	$15,509	$2,089

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

Embedded Conversion Feature of Amended and Restated Notes. The Amended and Restated Convertible Notes, The Amended and Restated Reimbursement Notes, and The Amended and Restated Bridge Notes (collectively, the “Amended and Restated Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the Amended and Restated Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the Amended and Restated Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability associated with the Amended and Restated Convertible Notes and the Amended and Restated Bridge Notes has been presented as a current liability as of December 31, 2012 and a non-current liability as of December 31, 2013, to correspond to its host contract. The liability associated with the Amended and Restated Reimbursement Notes has been presented as a current liability as of December 31, 2013 to correspond to its host contract.

Amended and Restated Convertible Notes. In addition to the foregoing, the adjustment provision of the Amended and Restated Convertible Notes does not become effective unless and until the Company were to raise $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. The fair value of the embedded conversion feature of the Amended and Restated Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of December 31, 2013 are a closing stock price of $0.18, a conversion price

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of $1.25, expected volatility of 160% over the remaining term of three years and nine months, and a risk free rate of 1.13%. The fair value of the embedded conversion feature of the Amended and Restated Convertible Notes increase $10.1 million for the year ended December 31, 2013, and decreased $7.1 million and $3.8 million and for the years ended December 31, 2012 and 2011, respectively, which amounts have been recognized in the accompanying statements of operations.

Amended and Restated Reimbursement Notes. The fair value of the embedded conversion feature of the Amended and Restated Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of December 31, 2013 are a closing stock price of $0.18, conversion price of $0.50, expected volatility of 99% over the remaining term of 4 months, and a risk free rate of 0.07.%. The fair value of the embedded conversion of the Amended and Restated Reimbursement Notes feature decreased by approximately $0.1 million from its inception date of May 7, 2013 through December 31, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated Bridge Notes. The fair value of the embedded conversion feature of the Amended and Restated Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of December 31, 2013 are a closing stock price of $0.18, conversion price of $0.50, expected volatility of 160% over the remaining term of three years and nine months, and a risk free rate of 1.13.%. The fair value of the embedded conversion feature of the Amended and Restated Bridge Notes decreased by approximately $0.1 million from its inception date of May 7, 2013 through December 31, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the Restructuring, on May 7, 2013 the Company amended and restated the Original Warrants such that the expiration date of the Original Warrant was extended to July 8, 2019 and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2010 Warrants”, The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24 month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of December 31, 2013 are a closing stock price of $0.18, exercise price $0.50, expected volatility of 150 % over the remaining term five years and six months, and a risk-free rate of 1.90%. The fair value of the Amended and Restated June 2010 MHR Warrants increased $0.2 million for the year ended December 31, 2013 and decreased $0.3 million for the year ended December 31, 2012, and $1.1 million for the year ended December 31, 2011, respectively. These fluctuations have been recognized in the accompanying statements of operations.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stocks at various times from 2009 through 2011, as described more fully below (the August 2009 Warrants, August 2010 Warrants, August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the Restructuring, on May 7, 2013 the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019 and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”) . Under the terms of each of the Amended and Restated Warrants, as well as

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value the Original Warrants as of December 31, 2013 are a closing stock price of $0.18, exercise price of $0.50 expected volatility of 153.34% over the remaining term of five years and six months, and a risk-free rate of 1.75%. The assumptions used in computing the fair value the Investor Warrants, as well as the fair value of each of the Warrants and any other relevant terms, are described below.

Amended and Restated August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 3.7 million shares of common stock to MHR (the “August 2009 Warrants”, and as amended and restated, the “Amended and Restated August 2009 Warrants”). The fair value of the Amended and Restated August 2009 Warrants increased $0.2 million for the year ended December 31, 2013 and decreased $0.2 million and $7.3 million for the years ended December 31, 2012 and 2011, respectively, which has been recognized in the accompanying statements of operations.

Amended and Restated August 2010 Warrants. In connection with an equity financing conducted in August 2010 (the “August 2010 Financing”), Emisphere sold warrants to purchase 2.6 million shares of common stock to MHR (the “August 2010 MHR Warrants”). The fair value of the Amended and Restated August 2010 Warrants increased $0.1 million for the year ended December 31, 2013 and decreased $0.1 million and $4.9 million for the years ended December 31, 2012 and 2011, respectively, which has been recognized in the accompanying statements of operations.

August 2010 Investor Warrants. Also in connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The Company received proceeds of $0.2 million from the exercise of these warrants. The Company calculated the fair value of the 0.2 million exercised warrants on January 12, 2011 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of January 12, 2011 are a closing stock price of $2.25, expected volatility of 107.30% over the remaining contractual life of four years and seven months and a risk-free rate of 1.99%. The fair value of the 0.2 million exercised warrants decreased by approximately $28,000 for the period from January 1, 2011 through January 12, 2011 which has been recognized in the accompanying statements of operations. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of December 31, 2013 are a closing stock price of $0.18, exercise price of $1.26, expected volatility of 165.11% over the remaining term of one year and eight months, and a risk-free rate of 0.38%. The fair value of the August 2010 Investor Warrants decreased by $0.1 million, $0.1 million and $4.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, which has been recognized in the accompanying statements of operations.

Amended and Restated August 2010 MHR Waiver Warrants. Also in connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 Waiver Warrants”). The fair value of the Amended and Restated August 2010 Waiver Warrants decreased by $0.1 million, $0.4 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, which has been recognized in the accompanying statements of operations.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Amended and Restated July 2011 MHR Warrants. In connection with an equity financing conducted in July 2011 (the “July 2011 Financing”), Emisphere sold warrants to purchase 3.01 million shares of common stock to MHR (the “July 2011 MHR Warrants”. The fair value of the Amended and Restated July 2011 MHR Warrants increased $0.1 million for the year ended December 31, 2013 and decreased $0.01 million and $1.8 for the years ended December 31, 2012 and 2011, which has been recorded in the accompanying statements of operations.

July 2011 Investor Warrants. Also in connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). As of December 31, 2013, all of the July 2011 Warrants were exercisable at $1.09 per share and had an expiration date of July 6, 2016. The assumptions used in computing the fair value of the July 2011 Warrants as of December 31, 2013 are a closing stock price of $0.18, exercise price of $1.09, expected volatility of 182.79% over the remaining term of two years and six months, and a risk-free rate of 0.63%. The fair value of the July 2011 Investor Warrants increased $28 thousand for the year ended December 31, 2013 and decreased $0.03 million for the year ended December 31, 2012, which has been recorded in the statements of operations.

Amended and Restated July 2011 MHR Waiver Warrants. Also in connection with the July 2011 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the July 2011 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 795,000 shares of its common stock (the “July 2011 Waiver Warrants”). The fair value of the Amended and Restated July 2011 MHR Waiver Warrants increased $37 thousand for the year ended December 31, 2013 and decreased $33 thousand and $0.5 million for the years ended December 31, 2013 and 2012 respectively, which has been recorded in the statements of operations.

2013 Restructuring Warrants. As described in Note 7 above, on May 7, 2013 the Company issued to MHR warrants to purchase 10 million shares of its common stock (the “2013 Restructuring Warrants”) as part of the Restructuring. The assumptions used in computing the fair value of the 2013 Restructuring Warrants as of December 31, 2013 are a closing stock price of $0.18, exercise price of $0.50, expected volatility of 153.34% over the remaining term of five years and six months and a risk free rate of 1.75.% The fair value of the 2013 Restructuring Warrants decreased by $0.5 million for the from its inception date of May 7, 2013 through December 31, 2013, which has been recognized in the accompanying statements of operations.

9.    Income Taxes

The components of our income tax expense (benefit) in 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
Current Tax Expense (Benefit)
Federal	$28	$—
State	—	(2,974)

	$28	$(2,974)

Deferred Tax Expense (Benefit)
Federal	$—	$—
State	—	—

Total Tax Expense (Benefit)	$28	$(2,974)

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In 2012, we recognized an approximate $3.0 million income tax benefit as a result of proceeds from the sale of $36 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

As of December 31, 2013, we have available unused federal net operating loss (NOL) carry-forwards of $348 million which will expire in various years from 2019 to 2032. We have New York State NOL carry-forwards of $289 million, which will expire in various years from 2019 through 2032. We have New Jersey NOL carry-forwards of $24.6 million, which will expire in various years from 2014 through 2019. As of December 31, 2013, we have research and development tax credit carry-forwards of $10.3 million of which $0.7 million will expire in 2013 with the remainder expiring in various years from 2019 through 2032.

The effective rate differs from the statutory rate of 34% for 2013, 2012 and 2011 primarily due to the following:

	2013	2012	2011
Statutory Rate on pre-tax book loss	(34.00)%	(34.00)%	(34.00)%
Stock option issuance	0.08%	1.22%	(0.36)%
Disallowed interest	3.57%	12.05%	(3.45)%
Derivatives	13.71%	(56.26)%	64.49%
Expired net operating losses and credits	48.54%	61.64%	(13.35)%
Utilization of net operating loss	(2.86)%	—	—
State Tax benefit of Sale of NJ NOL	0.00%	(60.67)%	0.00%
True-ups and adjustments	(0.06)%	5.29%	0.81%
Change in federal valuation allowance	(28.85)%	10.06%	(14.14)%

	0.13%	(60.67)%	0.00%

The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets and valuation allowance:
Current deferred tax asset:
Accrued liabilities	$16	$59
Valuation allowance	(16)	(59)

Net current deferred tax asset	$—	$—

Non-current deferred tax assets:
Fixed and intangible assets	$54	$392
Net operation loss carry-forwards	119,797	120,497
AMT credit carry-forwards	74	74
Capital loss and charitable carry-forwards	3	2,749
Research and experimental tax credits	10,307	10,986
Stock compensation	423	360
Deferred revenue	16,621	12,627
Interest	1,101	6,686
Valuation allowance	(148,380)	(154,371)

Net non-current deferred tax asset	$0	$0

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

We apply the provisions of ASC 740-10-25. ASC 740-10-25 which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at December 31, 2013.

The Company’s 2010, 2011 and 2012 Federal, New York and New Jersey tax returns remain subject to examination by the respective taxing authorities. In addition, net operating losses and research tax credits arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

10.    Stockholders’ Deficit

Our certificate of incorporation provides for the issuance of 2,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of December 31, 2013 and 2012, there were no shares of preferred stock outstanding.

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

Furthermore, if we enter into consolidation, merger, or other business combinations, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of Series A Preferred Stock, a number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined. The Rights contain anti-dilutive provisions and are redeemable at our option, subject to certain defined restrictions for $.01 per Right.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

On June 5, 2012, the Company filed with the Secretary of the State of Delaware a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of common stock from 100,000,000 to 200,000,000 shares and increasing the number of authorized shares of preferred stock from 1,000,000 to 2,000,000 shares.

11.    Stock-Based Compensation Plans

Total compensation expense recorded during the years ended December 31, 2013, 2012 and 2011 for share-based payment awards was $0.2 million, $0.3 million and $0.3 million, respectively. At December 31, 2013, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $0.2 million, which is expected to be recognized over a weighted-average period of 1.5 years. No tax benefit was realized due to a continued pattern of operating losses. We have a policy of issuing new shares to satisfy share option exercises. No options were exercised during the years ended December 31, 2013 and 2012.

During the year ended December 31, 2013, the Company granted 505,000 options which included 40,000 options to Michael Garone, 215,000 options to Timothy Rothwell and 40,000 options to each of Dr. Mark Rachesky, Dr. Michael Weiser, Timothy McInerney, Jacob Plotsker and John Harkey.

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

The following weighted-average assumptions were used for grants made under the stock option plans for the years ended December 31, 2013, 2012 and 2011:

	2013
	Directors	Executives	Employees
Expected volatility	138.29-141.54%	134.9%	134.9-141.9%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.45-2.24%	1.21%	1.21-2.03%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

	2012
	Directors	Executives	Employees
Expected volatility	120.0-125.6%	121.9-131.1%	121.9%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.04-1.38%	0.99-1.07%	0.99%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	2011
	Directors	Executives	Employees
Expected volatility	83.7%	82.7%	82.7%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.34%	2.10%	2.10%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

Stock Option Plans.    On April 20, 2007, the stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of 9,193,376 shares as follows: 7,500,000 new shares, 1,292,306 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors (the “Directors Stock Plan”). In addition, shares cancelled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan, once registered. As of December 31, 2013 4,963,766 shares remain available for issuance under the 2007 Plan. Generally, the options vest at the rate of 20% per year and expire within a five-to-ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Transactions involving stock options awarded under the Plans described above during the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2010	3,165,866	$3.51	6.9	$46
Granted	309,000	$1.24
Exercised	(10,000)	$0.62
Expired	(110,266)	$13.92
Forfeited	(185,970)	$1.82

Outstanding at December 31, 2011	3,168,630	$3.03	3.4	$18
Granted	2,736,750	$0.43
Expired	(1,709,020)	$3.67
Forfeited	(45,950)	$1.30

Outstanding at December 31, 2012	4,150,410	$1.07	8.4	$1,076
Granted	505,000	$0.20
Expired	(88,000)	$3.03
Forfeited	(226,660)	$1.61

Outstanding at December 31, 2013	4,340,750	$0.90	7.8	$56

Vested and exercisable at December 31, 2013	2,161,392	$1.24	7.0	$56

Vested and expected to vest at December 31, 2013	3,900,155	$0.93	7.8	$56

The weighted-average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $0.19, $0.10 and $0.91, respectively.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Transactions involving stock options awarded under the Directors Stock Plan during the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2010	100,000	$10.24	2.2
Expired	(21,000)	$13.88

Outstanding at December 31, 2011	79,000	$9.27	1.7
Expired	(37,000)	$13.06

Outstanding at December 31, 2012	42,000	$5.93	1.9
Expired	(21,000)	$2.89

Outstanding at December 31, 2013	21,000	$8.97	2.7

Vested and Exercisable at December 31, 2013	21,000	$8.97	2.7	$—

Non-Plan Options.    Our Board of Directors has granted options (“Non-Plan Options”), which are currently outstanding for the accounts of two consultants. The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

Transactions involving awards of Non-Plan Options during the year ended December 31, 2013, 2012 and 2011 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2010	10,000	$3.64	2.0
Expired	—	—

Outstanding at December 31, 2011	10,000	$3.64	2.0
Expired	(5,000)	3.15

Outstanding at December 31, 2012	5,000	$4.12	0.5
Expired	(5,000)	4.12

Outstanding at December 31, 2013	—	$—	—

Vested and Exercisable at December 31, 2013	—	$—	—	$—

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

All of our collaborative agreements are subject to termination by our corporate partners without significant financial penalty to them. Milestone and upfront payments received in connection with these agreements was $10.0 million, $0.0 million and $0.0 million in the years ended December 31, 2013, 2012 and, 2011, respectively. Expense reimbursements received in connection with these agreements was $0.0 million, $0.02 million and $0.06 million for the years ended December 31, 2013, 2012 and 2011, respectively. There were no expenses incurred in connection with these agreements in the years ended December 31, 2013, 2012 and 2011, respectively. Significant agreements are described below.

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

The GLP-1 License Agreement includes multiple deliverables including the license grant, several versions of the Company’s Eligen ® Technology (or carriers), support services and manufacturing. Emisphere management reviewed the relevant terms of the GLP-1 License Agreement and determined that such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, Multiple-Element Arrangements, since the delivered license and Eligen ® Technology do not have stand-alone value and Emisphere does not have objective evidence of fair value of the undelivered Eligen ® Technology or the manufacturing value of all the undelivered items. Such conclusion will be reevaluated as each item in the arrangement is delivered. Consequently, any payments received from Novo Nordisk pursuant to such agreement, including the initial $10 million upfront payment and any payments received for support services, will be deferred and included in Deferred Revenue within our balance sheet. Management cannot currently estimate when all of such deliverables will be delivered nor can they estimate when, if ever, Emisphere will have objective evidence of the fair value for all of the undelivered items, therefore all payments from Novo Nordisk are expected to be deferred for the foreseeable future.

On April 26, 2013, the Company entered into an Amendment No. 2 (the “Amendment”) to the GLP-1 License Agreement. The Amendment provides, among other things, for a payment of $10 million from Novo Nordisk to the Company as a prepayment for the achievement of certain development milestones that would have otherwise become payable to the Company under the GLP-1 License Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the GLP-1 License Agreement. The $10 million payment from Novo Nordisk was received by the Company on May 6, 2013, and recorded as deferred revenue.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013 total deferred revenue from the GLP-1 License Agreement was $23.6 million, comprised of the $10.0 million April 26, 2013 prepayment the $10.0 million non-refundable license fee, $2 million milestone payment and $1.6 million in support services.

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

The Insulins License Agreement includes multiple deliverables including the license grant, several versions of the Company’s Eligen ® Technology (or carriers), support services and manufacturing. Emisphere management reviewed the relevant terms of the Novo Nordisk agreement and determined that such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, Multiple-Element Arrangements, since the delivered license and Eligen ® Technology do not have stand-alone value and Emisphere does not have objective evidence of fair value of the undelivered Eligen ® Technology or the manufacturing value of all the undelivered items. Such conclusion will be reevaluated as each item in the arrangement is delivered. Consequently any payments received from Novo Nordisk pursuant to such agreement, including the initial $5.0 million upfront payment and any payments received for support services, will be deferred and included in Deferred Revenue within our balance sheet. Management cannot currently estimate when all of such deliverables will be delivered nor can they estimate when, if ever, Emisphere will have objective evidence of the fair value for all of the undelivered items, therefore all payments from Novo Nordisk are expected to be deferred for the foreseeable future.

As of December 31, 2013 total deferred revenue from the Insulins License Agreement was $5.0 million, comprised of the non-refundable, non-creditable license fee.

Novartis Agreements

Salmon Calcitonin Agreements

We have collaborated with Novartis in connection with the development and testing of oral formulations of salmon calcitonin (“sCT”) to treat osteoarthritis and osteoporosis (the “Salmon Calcitonin Program”). We entered into a Research Collaboration and Option Agreement, dated as of December 3, 1997, as amended on October 20, 2000 (the “Salmon Calcitonin Option Agreement”) with Novartis to develop an oral form of sCT, which is a hormone that inhibits the bone-tissue resorbing activity of specialized bone cells called osteoclasts, enabling the bone to retain more of its mass and functionality. Pursuant to the Salmon Calcitonin Option Agreement, the Company granted Novartis the option to acquire from the Company a license to develop and commercialize oral sCT utilizing Emisphere’s Eligen ® Technology and the right to commence research collaboration with the Company with respect to a second compound, in exchange for certain option exercise payments. Novartis also agreed to reimburse the Company with respect to certain research and development costs incurred by the Company in connection with the sCT Program. Furthermore, under the Salmon Calcitonin Option Agreement, the Company is obligated to help to manage this program through a joint “steering committee” with Novartis. The Salmon Calcitonin Option Agreement expires upon the expiration of the last to expire of the patents of the Company described therein, subject to certain early termination rights, including termination by either party for material breach of the other party and termination by Novartis in favor of a license executed thereunder.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Oral PTH-1-34 Agreements

We have collaborated with Novartis in connection with the development and testing of oral formulations of PTH-1-34 (“PTH”) to treat osteoarthritis and osteoporosis (the “PTH Program”). On December 1, 2004, we entered into a Research Collaboration Option and License Agreement with Novartis whereby Novartis obtained an option to license our existing technology to develop oral forms of PTH 1-34 (the “PTH Option Agreement”). On March 7, 2006, Novartis exercised its option to the license. PTH is produced by the parathyroid glands to regulate the amount of calcium and phosphorus in the body. Recombinant PTH, currently approved for the treatment of osteoporosis, is available only by injection. When used therapeutically, it increases bone density and bone strength to help prevent fractures. It is approved to treat osteoporosis, a disease associated with a gradual thinning and weakening of the bones that occurs most frequently in women after menopause. Untreated postmenopausal osteoporosis can lead to chronic back pain, disabling fractures, and lost mobility. During April 2010, we announced that Novartis initiated a second Phase I trial for an oral PTH-1-34 which uses Emisphere’s Eligen ® Technology, and was in development for the treatment of postmenopausal osteoporosis. On June 17, 2011, the Company announced that Novartis informed Emisphere of the results of its recently completed Proof of Concept study for an oral PTH1-34 using Emisphere’s Eligen ® Technology in post-menopausal women with osteoporosis or osteopenia. Novartis informed Emisphere that, although the study confirmed that oral PTH1-34 was both safe and well-tolerated, several clinical endpoints were not met. Based on the data analyzed, Novartis has terminated the study and anticipates no further work on the oral formulation of PTH1-34. The Company has requested additional information from Novartis in order to further analyze and evaluate the results of this trial. Although Novartis has not informed Emisphere of its intention to terminate the PTH Option Agreement in accordance with relevant terms thereunder, Emisphere would reacquire the rights to develop and/or commercialize the product should Novartis so terminate the Agreement.

Genta Agreement

In March 2006, we entered into a collaborative agreement with Genta to develop an oral formulation of a gallium-containing compound. Under the terms of the agreement, we would be eligible for future milestone payments totaling up to a maximum of $24.3 million under this agreement. On August 2, 2012, Genta Incorporated filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The collaborative agreement was subsequently rejected during the bankruptcy. In connection with the bankruptcy case, Genta’s secured creditor, Heron Therapeutics (now GFV LLC), purchased substantially all of Genta’s assets including patents directed to oral gallium formulations.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.    Defined Contribution Retirement Plan

We have a defined contribution retirement plan (the “Retirement Plan”), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Retirement Plan. We have agreed to make discretionary contributions to the Retirement Plan. For the years ended December 31, 2013, 2012 and 2011, we made contributions to the Retirement Plan totaling approximately $0.03 million, $0.04 million, $0.07 million, respectively.

14.    Net Income (Loss) Per Share

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net (loss) income	$(20,939)	$(1,928)	$15,051

Basic (loss) income per common share:
Weighted average common shares outstanding, basic	60,687,478	60,687,478	56,292,511

Basic net (loss) income per share	$(0.35)	$(0.03)	$0.27

Diluted (loss) income per common share:
Weighted average common shares outstanding, basic	60,687,478	60,687,478	56,292,511
Options to purchase common shares	—	—	293,248
Outstanding warrants and options to purchase warrants	—	—	2,695,566

Weighted average common shares outstanding, diluted	60,687,478	60,687,478	59,281,325
Diluted net (loss) income per share	$(0.35)	$(0.03)	$0.25

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net (loss) income per share because their effect was anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Options to purchase common shares	4,340,750	1,524,160	1,833,130
Outstanding warrants and options to purchase warrants	27,443,727	17,443,727	1,265,000
Amended and Restated Convertible notes	28,748,424	8,353,518	7,447,995
Amended and Restated Reimbursement notes	1,274,334	—	—
Amended and Restated Bridge notes	3,254,246	—	—

	65,061,481	27,321,407	10,546,125

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

15.    Commitments and Contingencies

Commitments.

We lease office space at 4 Becker Farm Road, Roseland, NJ under a non-cancellable operating lease expiring in 2017.

As of December 31, 2013, future minimum rental payments are as follows:

Years Ending December 31,
(In thousands)
2014	$117
2015	136
2016	148
2017	74

Total	$475

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $0.1 million, $0.3 million and $0.3 million, respectively. Additional charges under this lease for real estate taxes and common maintenance charges for the years ended December 31, 2013, 2012 and 2011, were $0.02 million, $0.01 million and $0.03 million, respectively.

In accordance with the lease agreement in Cedar Knolls, NJ, the Company had entered into a standby letter of credit in the amount of $246 thousand as a security deposit. The standby letter of credit was fully collateralized with a time certificate of deposit account in the same amount. The certificate of deposit had been recorded as a restricted cash balance in the accompanying financials. The standby letter of credit was canceled and the security deposit was returned to the Company in March 2013.

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies.    In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2013.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.    Summarized Quarterly Financial Data (Unaudited)

Following are summarized quarterly financial data (unaudited) for the years ended December 31, 2013 and 2012:

	2013
	March 31	June 30	September 30	December 31
	(In thousands)
Total revenue	$—	$—	$—	$—
Operating loss	(1,712)	(1,788)	(1,761)	(2,343)
Net income (loss)	(2,424)	(13,982)	(1,720)	(2,813)

Net income (loss) per share, basic	$(0.04)	$(0.23)	$(0.03)	$(0.05)
Net income (loss) per share, diluted	$(0.04)	$(0.23)	$(0.03)	$(0.05)

	2012
	March 31	June 30	September 30	December 31
	(In thousands)
Total revenue	$—	$—	$—	$—
Operating loss	(1,765)	(1,421)	(1,474)	(2,161)
Net income (loss)	(736)	2,768	(4,587)	627

Net income (loss) per share, basic	$(0.01)	$0.05	$(0.08)	$0.01
Net income (loss) per share, diluted	$(0.01)	$0.05	$(0.08)	$0.01

17.    Fair Value

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

December 31, 2013	Level 2	Level 3	Total
	(in thousands)	(in thousands)	(in thousands)
Derivative instruments	$3,922	$11,587	$15,509

December 31, 2012:	Level 2	Level 3	Total
	(in thousands)	(in thousands)	(in thousands)
Derivative instruments	$1,780	$309	$2,089

Level 3 financial instruments consist of common stock warrants and embedded conversion features. The fair value of these warrants and embedded conversion features that have exercise reset features are estimated using a Monte Carlo valuation model. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the embedded conversion feature of the Amended and Restated Convertible Notes, the embedded conversion feature of the Amended and Restated Reimbursement Notes, the embedded conversion feature of the Amended and Restated Bridge Notes, and the embedded feature of Amended and Restated June 2010 Warrants. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial statements and the Company’s overall financial condition.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Beginning Balance	$309	$7,712
Derivative liability of embedded conversion feature of the Amended and Restated Bridge Notes	1,187	—
Derivative liability of embedded conversion feature of the Amended and Restated Reimbursement Notes	156	—
Derivative liability of embedded conversion feature of the Amended and Restated Convertible Notes	862
Change in fair value	9,073	(7,403)

Ending Balance	$11,587	$309

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, as of the end of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s system of internal controls over financial reporting during the three month period ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

McGladrey LLP, our independent registered public accounting firm, has issued a report on the effectiveness of internal over financial reporting as of December 31, 2013, which report is included herein at page 49.

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

Director and Executive Officer Information

Information regarding those directors serving unexpired terms and our current Executive Officers, as such term is defined in Regulation S-K under the Exchange Act, all of whom are currently serving open-ended terms, including their respective ages, the year in which each first joined the Company and their principal occupations or employment during the past five years, is provided below:

Name	Age	Year Joined Emisphere	Position with the Company
Alan L. Rubino	59	2012	President and Chief Executive Officer, Class II Director
Michael R. Garone	55	2007	Vice President, Chief Financial Officer and Corporate Secretary
John D. Harkey, Jr.	53	2006	Class I Director
Timothy McInerney	53	2012	Class II Director
Jacob M. Plotsker	46	2012	Class II Director
Mark H. Rachesky, M.D.	55	2005	Class III Director
Timothy G. Rothwell	63	2009	Chairman of the Board of Directors, Class I Director
Michael Weiser, M.D., Ph.D.	51	2005	Class III Director

Alan L. Rubino joined Emisphere on September 13, 2012 as President and Chief Executive Officer and, in connection therewith, was appointed as a Class II Director of the Company. His career spans over 30 years at every level of the biopharmaceutical industry. From October 2010 until July 2012, he served as Chief Executive Officer and President of New American Therapeutics, Inc., where he and his team presided over a venture that was focused on the acquisition, marketing, and ultimate sale of Denavir, a leading Rx topical therapeutic for HSV-1 cold sore treatment. From February 2008 to September 2010, Mr. Rubino was CEO and President of Akrimax Pharmaceuticals, where he acquired two Rx launch products, NitroMist and Tirosint, which are actively marketed and in growth phases today. Prior to 2008, he was President and Chief Operating Officer of the Pharmos Corporation, which was a development-stage publicly-held firm, where he led the transformation of the company through the acquisition of Vela Pharmaceuticals. Mr. Rubino also spent four years in senior executive leadership positions on the strategic services side at both Cardinal Health and PDI, Inc., both public companies that provided high-level outsourcing offerings to the pharmaceutical industry. A major portion of Mr. Rubino’s career includes twenty-four years spent at Hoffmann-La Roche, where he served as a corporate officer and member of the US Executive Committee and held a variety of key senior executive positions with broad general management responsibilities leading major business units and operations, marketing, business development, alliance management, human resources, and supply chain/manufacturing. At Hoffmann-La Roche, Mr. Rubino led many key top level executive initiatives and presided over numerous commercial product launches across a spectrum of therapeutic areas, including the introduction of the world’s first biological product in Roferon-A [alfa-interferon 2a]. Currently, Mr. Rubino serves on the Boards of Directors of Aastrom Biosciences (NASDAQ: ASTM) and is Chairman of the Compensation Committee, and on the Board of Directors of SANUWAVE Health, Inc. (SNWV: OTC BB), and Genisphere, Inc., and serves on the Rutgers Business School Board of Advisors.

Timothy G. Rothwell has been a director of the Company since November 2009 and Chairman of the Board of Directors since September 2012. Mr. Rothwell is the former Chairman of Sanofi-Aventis U.S. From February 2007 to October 2009, Mr. Rothwell served as Chairman of Sanofi-Aventis U.S. From September 2004 to February 2007, Mr. Rothwell was President and Chief Executive Officer of that company, overseeing all domestic commercial operations as well as coordination of Industrial Affairs and Research and Development

activities. From May 2003 to September 2004, Mr. Rothwell was President and Chief Executive Officer of Sanofi-Synthelabo, Inc. and was instrumental in the formation of Sanofi-Aventis U.S. in 2004. Prior to that, from January 1998 to May 2003, he served in various capacities at Pharmacia, including as President of the company’s Global Prescription Business. From January 1995 to January 1998, Mr. Rothwell served as worldwide President of Rhone-Poulenc Rorer Pharmaceuticals and President of the company’s Global Pharmaceutical Operations. In his long career, Mr. Rothwell has also served as Chief Executive Officer of Sandoz Pharmaceuticals, Vice President, Global Marketing and Sales at Burroughs Wellcome, and Senior Vice President of Marketing and Sales for the U.S. for Squibb Corporation. Mr. Rothwell holds a Bachelor of Arts from Drew University and earned his J.D. from Seton Hall University. He formerly served on the PhRMA Board of Directors, as well as the Institute of Medicine’s Evidence-Based Medicine roundtable, the CEO Roundtable on Cancer, the Healthcare Businesswomen’s Association Advisory Board, the Board of Trustees for the Somerset Medical Center Foundation, the Board of Trustees for the HealthCare Institute of New Jersey, as a Trustee of the Corporate Council for America’s Children at the Children’s Health Fund, the Board of Directors of Agenus (NASDAQ: AGEN), the Board of Directors of New American Therapeutics, and on the Board of Visitors for Seton Hall Law School. Presently, he is Chairman of the Board of Directors of Archimedes Pharma Ltd., and Chairman of the Board of Directors of the PheoPara Alliance, a nonprofit 501(c)3 organization. Mr. Rothwell’s broad business and leadership experiences in the pharmaceutical industry and his affiliations with industry, educational and healthcare related organizations make him an asset to our Board of Directors. As Chairman of the Board, Mr. Rothwell is extremely conscientious and diligent in keeping the other directors abreast of current operational and oversight issues we face.

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

John D. Harkey, Jr. has been Director of the Company since April 2006. Mr. Harkey serves as Consolidated Restaurant Operations, Inc.’s (CRC) Chairman and Chief Executive Officer. He is the majority shareholder of privately-held CRC and its subsidiaries, related companies and joint ventures. CRC operates a total of 116 full-service restaurants including 38 franchise restaurants and employs 4,500 people in 18 states and in England, Dubai, Saudi Arabia and Abu Dhabi. CRC serves approximately 14 million meals per year. CRC currently operates and franchises casual dining restaurants Cantina Laredo, El Chico, Black Oak Grill, Good Eats and Lucky’s, and fine dining steakhouses III Forks, Cool River Café and Silver Fox Steakhouse. Mr. Harkey has over 25 years’ experience as a private investor concentrating in the acquisition, consolidation and management of both public and private companies. He has also merged, acquired and/or operated companies in a variety of other industries including real estate, wholesale healthcare products, wholesale farm and ranch products, petrochemical services, self-storage warehousing, ATM processing services, telecommunications and software development. He currently serves on the Board of Directors and Audit Committees of Loral Space & Communications, Inc. (NASDAQ:LORL), and Energy Transfer Equity, LP (NYSE:ETE), and ETE’s Compensation Committee, Board of Directors of Leap Wireless International, Inc. (NASDAQ:LEAP), serves as Chairman of the Board of Regency Energy Partners, (NYSE: RGP), and on the Board of Directors of the Baylor Health Care System Foundation. He also serves on the President’s Development Council of Howard Payne University, the Executive Board of Circle Ten Council of the Boy Scouts of America, the CEO Advisory Board of Dallas Arboretum and is a member of the World Presidents’ Organization. Mr. Harkey obtained a B.B.A. with honors in finance and, a J.D. from the University of Texas at Austin and a M.B.A. from Stanford University School of Business. Mr. Harkey’s entrepreneurial background and his business and leadership experiences in a range of different industries make him an asset to our Board of Directors.

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

Jacob Plotsker has been a director of the Company since March 2012. Mr. Plotsker is currently Director of IUS Strategy and Life Cycle Management at Bayer HealthCare. Prior to joining Bayer in 2013, Mr. Plotsker was President of Cambridge Sage Group, LLC, a consulting firm focused on strategic consulting to pharmaceutical companies. He previously served as Senior Director, Commercial Operations and Head of Marketing for Teva Pharmaceuticals Women’s Health Division. Prior to joining Teva in 2009, Mr. Plotsker was Senior Director, US and Global Marketing at Schering-Plough Corp (previously Organon BioSciences prior to being acquired by Schering-Plough Corp, which was subsequently acquired by Merck & Co., Inc) where he was responsible for commercialization of marketed brands and launch strategy for brands in development. From 1990 to 2006, Mr. Plotsker served in various Finance and Marketing roles at Pfizer, Inc. including Director/Team Leader of the company’s Antifungal Franchise. From 1989 to 1990, Mr. Plotsker was an Accountant at Deloitte & Touche. Mr. Plotsker holds a Bachelor of Arts degree in Accounting & Information Systems from Queens College of the City University of New York, a Master of Business Administration in Marketing and Finance from New York University—Stern School of Business, and completed the Executive Development Program in General Management at the University of Chicago—Booth School of Business. From 1998 to 2014 Mr. Plotsker served on the Board of Directors of Sharsheret, a nonprofit 501(c)(3) organization providing support and resources to young women living with breast cancer, and served as President from 2009 through 2012. Mr. Plotsker’s experiences in marketing and product commercialization in the pharmaceutical industry, and his affiliations with industry and healthcare related organizations make him an asset to our Board of Directors.

Mark H. Rachesky, M.D. has been a director of the Company since 2005. Dr. Rachesky is the President of MHR Fund Management LLC and investment manager of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments. Dr. Rachesky is currently the Non-Executive Chairman of the Board of Directors of Loral Space & Communications Inc. (NASDAQ:LORL), Lions Gate Entertainment Corp. (NYSE: LGF), and Telesat Canada, and also serves on the Board of Directors of Navistar International Corporation (NYSE:NAV). He formerly served on the Board of Directors of Neose Technologies, Inc (NASDAQ: NTEC) and of Nationshealth, Inc. (formerly quoted on OTCBB:NHRX). Dr. Rachesky was a Director of Leap Wireless International, Inc. (NASDAQ: LEAP) until Leap Wireless International, Inc. merged with AT&T. Dr. Rachesky is a graduate of Stanford University School of Medicine and Stanford University School of Business. Dr. Rachesky graduated from the University of Pennsylvania with a major in Molecular Aspects of Cancer. Dr. Rachesky’s extensive investing and financial background, his thorough knowledge of capital markets and his training as an M.D., make him an asset to our Board of Directors.

Michael Weiser, M.D., Ph.D. has been a director of the Company since 2005. Dr. Weiser is currently founder and co-chairman of Actin Biomed, a New York based healthcare investment firm advancing the discovery and development of novel treatments for unmet medical needs. Prior to joining Actin Biomed, Dr. Weiser was the Director of Research at Paramount BioCapital where he was responsible for the scientific, medical and financial evaluation of biomedical technologies and pharmaceutical products under consideration for development. Dr. Weiser completed his Ph.D. in Molecular Neurobiology at Cornell University Medical College and received his M.D. from New York University School of Medicine. He performed his post-graduate medical training in the Department of Obstetrics and Gynecology at New York University Medical Center. Dr. Weiser also completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience at New York University School of Medicine and received his B.A. in Psychology from University of Vermont. Dr. Weiser is a member of The National Medical Honor Society, Alpha Omega Alpha, American Society of Clinical Oncology, American Society of Hematology and Association for Research in Vision and Ophthalmology. In addition, Dr. Weiser has received awards for both academic and professional excellence and is published extensively in both medical and scientific journals. Dr. Weiser currently serves on the board of directors of Chelsea Therapeutics International, (NASDAQ: CHTP), and Ziopharm Oncology, Inc., (NASDAQ: ZIOP), as well as several privately held companies. Dr. Weiser formerly served on the Board of Directors of Manhattan Pharmaceuticals, Inc., (OTCBB: TGTX), Hana Biosciences, Inc., (currently known as Talon Therapeutics, Inc., OTCBB: TLON.OB), and Vioquest Pharmaceuticals, Inc., (VOQP: OTC US). Dr. Weiser has an M.D. and a Ph.D., and his scientific, business and financial experiences, as well as his knowledge of the healthcare industry, capital markets, pharmaceutical products and biomedical technology development make him an asset to our Board of Directors.

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

Code of Conduct for Officers and Employees and Code of Business Conduct and Ethics for Directors

The Company has a Code of Conduct that applies to all of our officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions) and employees as well as a Code of Business Conduct and Ethics that applies specifically to the members of the Board of Directors. The directors are surveyed annually regarding their compliance with the policies as set forth in the Code of Business Conduct and Ethics for Directors. The Code of Conduct and the Code of Ethics for Directors are available on the Corporate Governance section of our website at www.emisphere.com. The contents of our website are not incorporated herein by reference and the website address provided in this annual report is intended to be an inactive textual reference only. The Company intends to disclose on its website any amendment to, or waiver of, a provision of the Code of Conduct that applies to the Chief Executive Officer, Chief Financial Officer, or Controller. Our Code of Conduct contains provisions that apply to our Chief Executive Officer, Chief Financial Officer and all other finance and accounting personnel. These provisions comply with the requirements of a company code of ethics for financial officers that were promulgated by the SEC pursuant to the Exchange Act.

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

The Audit Committee is currently comprised of Timothy McInerney, (chairman), Jacob M. Plotsker, and Michael Weiser, M.D., Ph.D. All of the members of the Audit Committee meet the independence requirements under the applicable provisions of the Exchange Act and regulations promulgated thereunder and the relevant NASDAQ Listing Rules. The Board of Directors has determined that the Company does not currently have an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, serving on the Audit Committee, as a result of the resignation of the previously designated audit committee financial expert from the Audit Committee.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table — 2013, 2012 and 2011

The following table sets forth information regarding the aggregate compensation Emisphere paid during 2013, 2012 and 2011 to our Principal Executive Officer and the two other highest paid Executive Officers:

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(2)	All Other Compensation($)		Total ($)
Alan L. Rubino(3),	2013	400,000	291,667	(4)	0	0	12,000	(5)	703,667
President and CEO	2012	120,000	0		0	144,885	3,600	(5)	268,485
Michael R. Garone, Chief Financial Officer and Corporate Secretary	2013	266,196	106,500	(6)	0	5,177	0		377,873
	2012	244,785	0		0	7,982	0		252,767
	2011	243,214	0		0	27,600	0		270,814
Carl V. Sailer(7), Vice President Sales and Marketing	2013	255,000	143,688	(8)	0	7,142	0		405,830
	2012	53,125	0		0	6,628	0		59,753

(1)	The named executive officers, as defined in Regulation S-K, Item 402(a)(3), of the Company for the year ended December 31, 2012 were as follows: Mr. Rubino and Mr. Garone.

(2)	Amounts shown in this column represent the aggregate grant date fair value of stock option awards granted during the respective year computed in accordance with Financial Accounting Standards Board ASC Topic 718. This compares to prior years, during which amounts in these columns have represented the expensed accounting value of such awards. For assumptions used in the valuation of these awards please see Note 12 to our Financial Statements for the fiscal year ended December 31, 2012.

(3)	On September 13. 2012 Mr. Rubino joined the company as President and Chief Executive Officer.

(4)	Bonus payment of $66,667 paid in May 2013 related to 2012 performance, $225,000 accrued at December 31, 2013, paid in January 31, 2014 related to 2013 performance.

(5)	All other compensation for Mr. Rubino represents an allowance for the use of a personal automobile in accordance with the terms of his employment contract.

(6)	Bonus payment of $26,500 paid in May 2013 related to 2012 performance, $80,000 accrued at December 31, 2013, paid in January 31, 2014 related to 2013 performance.

(7)	Mr. Sailer joined the Company on October 15, 2012.

(8)	Bonus payment of $28,688 paid in May 2013 related to 2012 performance, $115,000 accrued at December 31, 2013, paid in January 31, 2014 related to 2013 performance.

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

Elements of compensation and how they are determined — The key elements of the executive compensation package are base salary (as determined by the competitive market and individual performance), cash bonuses (bonus terms are specified in employment agreements of Executive Officers. Bonus payment criteria are based on business performance objectives established by the Board and Leadership Team. Bonus payment awards are based on achievement of business performance objectives as evaluated by the Compensation Committee with input from the Chairman of the Board and paid at the discretion of the Compensation Committee), the executive long term disability plan and other health and welfare benefits and long-term incentive compensation in the form of periodic stock option grants. The base salary (excluding payment for accrued but unused vacation) for the named Executive Officers for 2013 ranged from $265,000 for its Vice President and Chief Financial Officer to $400,000 for its President and Chief Executive Officer. In determining the compensation for each named Executive Officer, the Company generally considers (i) data from outside studies and proxy materials regarding compensation of executive officers at companies believed to be comparable, (ii) the input of non-executive directors, the Chairman of the Board, and the President and Chief Executive Officer (other than for his own compensation) regarding individual performance of each named executive officer and (iii) qualitative measures of Emisphere’s performance, such as progress in the development of the Company’s technology, the engagement of corporate partners for the commercial development and marketing of products, effective corporate governance, fiscal responsibility, the success of Emisphere in raising funds necessary to conduct research and development, and the pace at which the Company continues to advance its technologies in various clinical trials. Our board of directors and Compensation Committee’s consideration of these factors is subjective and informal. However, in general, it has determined that the compensation for executive officers should be competitive with market data reflected within the 50th-75th percentile of biotechnology companies for corresponding senior executive positions. Compensation levels were derived from the compensation plan set in 2006 and were based in part by information received from executive compensation consultants, Pearl Myer and Partners, based in New York, N.Y. Compensable factors benchmarked include market capitalization, head count and location. When considering the compensation of the Company’s President and Chief Executive Officer, the Company receives information and analysis prepared or secured by the Company’s outside executive compensation experts and survey data prepared by human resources management personnel as well as any additional outside information it may have available. In addition, the board of directors and Compensation Committee of the Company considered the approval by our stockholders, on an advisory basis, of the compensation of our named executive officers at our most recent annual meeting of stockholders on May 31, 2013 in determining that our executive compensation is in line with our competitive position in the marketplace and appropriately designed to reward executives for their contributions toward overall business performance that ultimately enhances stockholder value.

The compensation program also includes periodic awards of stock options. The stock option element is considered a long-term incentive that further aligns the interests of executives with those of our stockholders and rewards long-term performance and the element of risk. Stock option awards are made at the discretion of the Board of Directors based on its subjective assessment of the individual contribution of the executive to the attainment of short and long-term Company goals, such as collaborations with partners, attainment of successful milestones under such collaborations and other corporate developments which advance the progress of our technology and drug candidates. Option grants, including unvested grants, for our named executive officers range from 230,000 for our current Vice President, Chief Financial Officer and Corporate Secretary, to 2,000,000 for our President and Chief Executive Officer, as indicated in the accompanying tables. Stock option grants to named executive officers in 2013 were made in accordance with the terms of their Employment Agreements described below in “Employment Agreements and Potential Payments Upon Termination or Change-in-Control”, the Company’s policy with respect to stock options granted to executives is that grant prices should be equal to the fair market value of the common stock on the date of grant, that employee stock options should generally vest over a three to five-year period and expire in ten years from date of grant, and that options previously granted at exercise prices higher than the current fair market value should not be re-priced. Once performance bonuses or awards are issued, there are currently no policies in place to reduce, restate or otherwise adjust awards if the relevant performance measures on which they are based are restated or adjusted. The Company has no policy to require its named executive officers to hold any specific equity interest in the Company. The Company does not offer its named executive officers any nonqualified deferred compensation, a defined benefit pension program or any post-retirement medical or other benefits.

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

Grants of Plan-Based Awards — 2013

The following table sets forth information regarding grants of plan-based awards in 2013:

	All Other
Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
Michael R. Garone,	1/14/2013	40,000	(1)	$0.14	5,600
Vice President, Chief Financial Officer and Corporate Secretary
Carl V. Sailer,	10/15/2013	40,000	(1)	$0.18	7,200
Vice President, Sales and Marketing

(1)	Fully vested upon grant date.

Outstanding Equity Awards at Fiscal Year-End — 2013

The following table sets forth information as to the number and value of unexercised options held by the Executive Officers as of December 31, 2013. There are no outstanding stock awards with executive officers:

Name	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Alan L Rubino	500,000	0		0	$0.09	9/13/2022
President and	0	500,000	(1)	0	$0.25	9/13/2022
Chief Executive Officer	0	500,000	(2)	0	$0.75	9/13/2022
	0	500,000	(3)	0	$1.00	9/13/2022
Michael R. Garone,	75,000	0		0	$4.03	8/29/2017
Vice President,	20,000	0		0	$0.62	4/12/2019
Chief Financial Officer,	20,000	0		0	$1.25	1/19/2020
and Corporate Secretary	15,000	15,000	(4)	0	$0.92	7/15/2021
	11,250	33,750	(5)	0	$0.199	5/31/2022
	40,000	0		0	$0.14	1/14/2023
Carl V. Sailer,	40,000	0		0	$0.17	10/15/2022
Vice President,	40,000	0		0	$0.18	10/15/2023
Sales & Marketing

(1)	500,000 exercisable as of 9/13/2014

(2)	500,000 exercisable as of 9/13/2015

(3)	500,000 exercisable as of 9/13/2016

(4)	15,000 exercisable as of 7/15/2014.

(5)	11,250 exercisable as of 5/31/2014, respectively and 22,500 exercisable as of 5/31/2015.

Option Exercises and Stock Vested — 2013

There were no stock options exercised by named executive officers during 2013.

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

•	The Rubino Employment Agreement provides for an annual base salary of $400,000, with eligibility to receive an annual bonus of up to 50% of his base salary.

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

•	The Garone Employment Agreement provides for an annual base salary of $265,000, with eligibility to receive an annual bonus of up to 30% of his base salary.

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

Employment Agreement with Carl V. Sailer, Vice President, Sales and Marketing.

On October 15, 2012, the Company entered into an Employment Agreement (the “Sailer Employment Agreement”) with Carl V. Sailer, the Company’s Vice President, Marketing and Sales. The Sailer Employment Agreement provides as follows:

•

The effective date of the Sailer Employment Agreement is October 15, 2012. The initial term of the Sailer Employment Agreement is three years, and the agreement will automatically renew for additional one-year terms unless either party provides notice of non-renewal to the other party at least six months prior to the commencement of any renewal terms.

•	The Sailer Employment Agreement provides for an annual base salary of $255,000, with eligibility to receive an annual bonus of up to 45% of his base salary.

•

Pursuant to the Sailer Employment Agreement, upon termination by the Company without Cause, or by Mr. Sailer for Good Reason (as such terms are defined in the Sailer Employment Agreement), subject to the delivery by Mr. Sailer of a general release of claims in favor of the Company, Mr. Sailer is entitled to (i) severance payments equal to his base salary for 6 months, except in the case of termination by the Company without Cause or termination by Mr. Sailer for Good Reason within 12 months following a Change of Control (as defined in the Sailer Employment Agreement), in which case Mr. Sailer is entitled to severance payments equal to his base salary for 12 months, (ii) prorated annual bonus payments that Mr. Sailer would have received but for his termination, (iii) prorated equity compensation that Mr. Sailer would have received but for his termination, and (iv) the cost of family health insurance coverage at the same rate as contributed by the Company prior to the termination until the earlier of twelve (12) months or loss of COBRA entitlement. In addition, in the case of termination by the Company without Cause or termination by Mr. Sailer for Good Reason within 12 months following a Change of Control (as such terms are defined in the Sailer Employment Agreement), Mr. Sailer is entitled to the vesting of all stock option grants awarded pursuant to the terms of the Rubino Employment, regardless of date or condition of vesting.

Compensation Committee Interlocks and Insider Participation.

The current members of the Compensation Committee are Mr. McInerney, Dr. Rachesky and Dr. Weiser. No member of the Compensation Committee is or has ever been an executive officer or employee of our company (or any of its subsidiaries) and no “compensation committee interlocks” existed during fiscal year 2013. For further information about our processes and procedures for the consideration and determination of executive and director compensation, please see “Executive Compensation — Compensation Discussion and Analysis.”

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

The Audit Committee is currently comprised of Mr. Timothy McInerney, (chairman), Jacob M. Plotsker and Michael Weiser, M.D., Ph.D.

All of the members of the Audit Committee meet the independence requirements under the applicable provisions of the Exchange Act and regulations promulgated thereunder and the relevant NASDAQ Listing Rules. The Board of Directors has determined that the Company does not currently have an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, serving on the Audit Committee, as a result of the resignation of the previously designated audit committee financial expert from the Audit Committee.

On January 6, 2010, with the approval of the Audit Committee of the Company, the Company engaged McGladrey, LLP (“McGladrey”) to act as its independent registered public accounting firm. During the year ended December 2009, and in the subsequent interim periods through December 31, 2013, neither the Company nor anyone acting on its behalf had consulted with McGladrey on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

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

During the 2013 Fiscal Year, the Audit Committee of the Board of Directors reviewed and assessed:

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

In making its decision to select McGladrey as Emisphere’s independent registered public accounting firm for 2013, the Audit Committee considered whether the non-audit services provided by McGladrey are compatible with maintaining the independence of McGladrey.

Based upon the review and discussions referenced above, the Audit Committee, as comprised at the time of the review and with the assistance of the Company’s Chief Financial Officer, recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and be filed with the SEC.

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

•	An annual fee of $180,000, to be paid in twelve equal monthly installments of $15,000 each.

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

•	Additional committee and chairperson fees are paid as follows:

•	$10,000 audit committee chairperson fee;

•	$2,500 audit committee member fee;

•	$5,000 compensation committee chairperson fee;

•	$1,000 compensation committee member fee;

•	$2,500 governance and nominating committee chairperson fee; and

•	$500 governance and nominating committee member fee.

The director must be an eligible director on the dates such fees are paid.

Director Compensation Table — 2013

The table below represents the compensation paid to our non-employee directors during the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
John D. Harkey, Jr.	35,000	0	8,573	0	43,573
Timothy McInerney	46,000	0	8,573	0	54,573
Jacob M. Plotsker	36,917	0	8,573	0	45,490
Mark H. Rachesky, M.D.	36,500	0	8,573	0	45,073
Timothy G. Rothwell	215,000	0	37,350	0	252,350
Michael Weiser, M.D., Ph.D.	45,000	0	8,573	0	53,573

(1)	The value listed in the above table represents the fair value of the options recognized as expense under FASB ASC Topic 718 during 2013, including unvested options granted before 2013 and those granted in 2013. Fair value is calculated as of the grant date using the Black-Scholes Model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in note 12 to our audited financial statements for the year ended December 31, 2013.

The following table summarizes the aggregate number of option awards and stock awards held by each non-employee director at December 31, 2013.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)
John D. Harkey, Jr.	7,000	0		0	8.97	5/26/2016	0	0
	7,000	0		0	3.76	4/20/2017
	7,000	0		0	3.79	8/08/2018
	75,000	0		0	0.93	5/15/2019
	40,000	0		0	1.20	9/16/2020
	26,666	13,334	(1)	0	1.53	9/19/2021
	13,333	26,667	(2)	0	0.199	5/31/2022
	0	40,000	(3)	0	0.23	5/30/2023
Timothy McInerney	16,666	33,334	(4)	0	0.27	3/01/2022	0	0
	13,333	26,667	(2)	0	0.199	5/31/2022
	0	40,000	(3)	0	0.23	5/30/2023
Jacob M. Plotsker	16,666	33,334	(4)	0	0.27	3/01/2022	0	0
	13,333	26,667	(2)	0	0.199	5/31/2022
	0	40,000	(3)		0.23	5/30/2023
Mark H. Rachesky, M.D.	7,000	0		0	3.76	4/20/2017	0	0
	7,000	0		0	3.79	8/08/2018
	75,000	0		0	0.93	5/15/2019
	40,000	0		0	1.20	9/16/2020
	26,666	13,334	(1)	0	1.53	9/19/2021
	13,333	26,667	(2)	0	0.199	5/31/2022
	0	40,000	(3)	0	0.23	5/30/2023
Timothy G. Rothwell	50,000	0		0	0.70	11/5/2019	0	0
	40,000	0		0	1.20	9/16/2020
	26,666	13,334	(1)	0	1.53	9/19/2021
	13,333	26,667	(2)	0	0.199	5/31/2022
	175,000	0		0	0.09	9/13/2022
	0	40,000	(3)		0.23	5/30/2023
	175,000	0			0.175	9/13/2023
Michael Weiser, M.D., Ph.D.	7,000	0		0	8.97	5/26/2016	0	0
	7,000	0		0	3.76	4/20/2017
	7,000	0		0	3.79	8/08/2018
	75,000	0		0	0.93	5/15/2019
	40,000	0		0	1.20	9/16/2020
	26,666	13,334	(1)	0	1.53	9/19/2021
	13,333	26,667	(2)	0	0.199	5/31/2022
	0	40,000	(3)		0.23	5/30/2023

(1)	13,334 exercisable as of 9/19/2014.

(2)	13,333 exercisable as of 5/31/2014 and 13,334 exercisable as of 5/31/2015.

(3)	13,333 exercisable as of 5/30/2014 and 5/30/2015, respectively and 13,334 exercisable as of 5/30/2016

(4)	16,667 exercisable 3/1/2014 and 3/1/2015, respectively

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Available For Future Issuance Under Equity Plans

The following table provides information as of December 31, 2013 about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our Board of Directors under our existing equity compensation plans, including the 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan (collectively the “Plans”) the Stock Incentive Plan for Outside Directors and the Directors Deferred Compensation Plan. For a discussion of the material features of the Plans, please see Note 11 to the Financial Statements included in this Report.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
The Plans	4,319,750	$0.86	4,963,766
Stock Incentive Plan for Outside Directors	21,000	8.97	—
Equity Compensation Plans not approved by Security Holders(1)	0	0	—

Total	4,340,750	$0.90	4,963,766

(1)	Our Board of Directors has granted options which are currently outstanding for a former consultant. The Board of Directors determines the number and terms of each grant (option exercise price, vesting and expiration date). This grant was made on July 14, 2003.

Common Stock Ownership by Directors and Executive Officers and Principal Holders

Directors and Executive Officers

The following table sets forth certain information, as of March 1, 2014, regarding the beneficial ownership of the common stock by (i) each director; (ii) each named executive officer; (iii) all of our directors and named executive officers as a group. The number of shares beneficially owned by each director or Executive Officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power (which includes power to vote, or direct the voting of, such security) or investment power (which includes power to dispose of, or direct the disposition of, such security). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into common stock within 60 days after March 1, 2014 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, all persons named as beneficial owners of common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned:

Name and Address(a)	Common Shares Beneficially Owned (b)		Common Shares Underlying Options		Percent Of Class
Alan L. Rubino (e)	500,000		500,000		*
Michael R. Garone	281,250		181,250		*
Carl V. Sailer	80,000		80,000		*
Mark H. Rachesky, M.D.	73,927,438	(c)	55,443,775	(d)	63.7%
Timothy G. Rothwell (f)	479,999		479,999		*
Michael Weiser, M.D., Ph.D.	175,999		169,586		*
John D. Harkey, Jr.	175,999		169,586		*
Timothy McInerney	46,666		46,666		*
Jacob M. Plotsker	46,666		46,666		*
All directors and executive officers as a group	75,714,013		57,117,524		64.3%

*	Less than 1%

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

•

33,277,000 shares of common stock that can be obtained by the following entities upon conversion of the Amended and Restated Convertible Notes, Amended and Restated Reimbursement Notes and Amended and Restated Bridge Notes.

•	6,896,501 shares held by Master Account

•	940,589 shares held by Capital Partners (100)

•	7,228,577 shares held by Institutional Partners II

•	18,211,333 shares held by Institutional Partners IIA

•	21,997,776 shares of common stock that can be obtained by the following entities upon exercise of warrants:

•	5,515,644 shares held by Master Account

•	716,030 shares held by Capital Partners (100)

•	4,479,892 shares held by Institutional Partners II

•	11,286,210 shares held by Institutional Partners IIA

•	7,000 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $3.76 per share

•	7,000 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $3.79 per share

•	75,000 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $0.93 per share.

•	40,000 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $1.20 per share.

•	26,666 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $1.53 per share.

•	13,333 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options at a price of $0.199 per share.

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

(d)

This number consists of (i) 33,276,996 shares of common stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon conversion of the

Amended and Restated Convertible Notes, Amended and Restated Reimbursement Notes and Amended and Restated Bridge Notes (ii) 21,997,776 shares of common stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon exercise of warrants, (iii) 168,999 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options.

(e)	On September 13, 2012, Alan L. Rubino joined the Company as President and Chief Executive Officer, and was appointed as a Class II Director.

(f)	On September 13, 2012 Timothy Rothwell was elected Chairman of the Board of Directors of the Company.

Principal Holders of Common Stock

The following table sets forth information regarding beneficial owners of more than five (5%) percent of the outstanding shares of Common Stock as of March 1, 2014:

Name and Address	Number of Shares Beneficially Owned		Percent Of Class(a)
Bai Ye Feng 16A Li Dong Building No.9 Li Yuen Street East Central, Hong Kong	6,184,389	(b)	9.87%

Mark H. Rachesky, M.D. 40 West 57th Street, 24th Floor New York, NY 10019	73,927,438	(c)	63.7%

MHR Fund Management LLC 40 West 57th Street, 24th Floor New York, NY 10019	73,753,141	(c)	63.6%

MHR Institutional Advisors II LLC 40 West 57th Street, 24th Floor New York, NY 10019	52,611,198	(c)	51.6%

MHR Institutional Partners IIA LP 40 West 57th Street, 24th Floor New York, NY 10019	37,661,979	(c)	41.8%

MHR Advisors LLC 40 West 57th Street, 24th Floor New York, NY 10019	21,141,943	(c)	28.3%

MHR Capital Partners Master Account LP 40 West 57th Street, 24th Floor New York, NY 10019	18,638,199	(c)	25.5%

MHR Institutional Partners II LP 40 West 57th Street, 24th Floor New York, NY 10019	14,949,219	(c)	20.6%

MHRC LLC 40 West 57th Street, 24th Floor New York, NY 10019	21,141,943	(c)	28.3%

MHRC II LLC 40 West 57th Street, 24th Floor New York, NY 10019	52,611,198	(c)	51.6%

MHR Holdings LLC 40 West 57th Street, 24th Floor New York, NY 10019	73,753,141	(c)	63.6%

(a)	Applicable percentage ownership is based on 60,687,478 shares of Common Stock outstanding as of March 1, 2014. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into Common Stock within 60 days after March 1, 2014 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

(b)	Information based on Mr. Feng’s Schedule 13-G/A filed with the SEC on February 14, 2012. Mr. Feng beneficially owns an aggregate of 6,184,389 shares of common stock, consisting of 3,908,738 shares of common stock held by Mr. Feng, warrants to purchase up to 1,981,651 shares of common stock held by Mr. Feng, and 294,000 shares of common stock owned of record by Lighthouse Consulting Limited, a Hong Kong company of which Mr. Feng is a principal and therefore may be deemed to be a beneficial holder of such shares.

(c)	Information based on the beneficial owner’s Amendment Number 21 to Schedule 13D/A, filed with the SEC on May 9, 2013 and Form 4 filed with the SEC on January 3, 2014. Please refer to footnote “c” in the table under “Directors and Executive Officers” (above).

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On April 26, 2013, the Company entered into a series of transactions with MHR whereby it substantially restructured its indebtedness and outstanding warrants to MHR, and issued new indebtedness and warrants to MHR. Currently, MHR owns approximately 30.5% of the common stock of the Company and has $38.2 million in outstanding indebtedness.

A special committee of the Company’s board of directors (the “Board”), composed of independent directors, negotiated the terms of the Restructuring Agreement restructuring with MHR and the transactions contemplated thereby with the advice of its legal and financial advisors, and the Restructuring Agreement restructuring was unanimously approved by the disinterested members of the Board with the unanimous affirmative recommendation of the special committee. For a more detailed description of the restructuring transactions see Liquidity & Capital Resources and Note 7 of the Financial Statements.

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

The Compensation Committee is currently comprised of Dr. Weiser (Chairman), Dr. Rachesky, and Mr. McInerney. All members of the Compensation Committee are independent within the meaning of Rule 4200 of the NASDAQ Marketplace Rules, non-employee directors within the meaning of the rules of the Securities and Exchange Commission and “outside” directors within the meaning set forth under Internal Revenue Code Section 162(m). The Compensation Committee’s responsibilities and duties are summarized in the report of the Compensation Committee and in the Compensation Committee charter also available on our website.

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

The table below provides membership information for each committee of the Board of Directors as of March 15, 2014:

Name	Board		Audit		Compensation		Governance and Nominating
Alan L. Rubino(1)(4)	X
Mark H. Rachesky, M.D.(2)	X				X		X
Michael Weiser, M.D., Ph.D.(2)	X		X		X	*	X	*
John D. Harkey, Jr.(3)	X
Timothy G. Rothwell(3)	X	*
Timothy McInerney(4)	X		X	*	X
Jacob M. Plotsker(4)	X		X				X

*	Chair

(1)	Joined the company as President, Chief Executive Officer and Class II Director as of September 13, 2012.

(2)	Class III directors: Term as director is expected to expire in 2014.

(3)	Class I directors: Term as director is expected to expire in 2015.

(4)	Class II directors. Term as director is expected to expire in 2016.

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

Meetings Attendance

During the 2013 fiscal year, our Board of Directors held 4 meetings. With the exception of Mr. Rothwell, who attend all except one Special Meeting of the Board, each director attended 100 percent of the aggregate number of Board of Directors meetings and committee meetings of which he was a member that were held during the period of his service as a director. Mr. Rothwell was briefed on the subject of the Special Meeting of the Board of Directors which he did not attend, provided his input to Management before the Meeting was held; and reviewed Minutes of the Meeting with the Corporate Secretary afterwards.

The Audit Committee met 4 times during the 2013 fiscal year.

The Compensation Committee met 1 time during the 2013 fiscal year.

The Governance and Nominating Committee met 1 times during the 2013 fiscal year.

The Company does not have a formal policy regarding attendance by members of the Board of Directors at the Company’s annual meeting of stockholders, although it does encourage attendance by the directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by McGladrey for the audit of our annual financial statements for the years ended December 31, 2013 and December 31, 2012, respectively, and fees billed for other services rendered by McGladrey during the respective periods.

	2013	2012
Type of Fees
Audit Fees(1)	$255,000	$267,000
Audit-Related Fees(2)	$7,500	11,000

	$262,500	$278,000

(1)	Audit fees for 2013 and 2012 were for professional services rendered for the audit of the Company’s financial statements for the fiscal year, including attestation services required under Section 404 of the Sarbanes-Oxley Act of 2002, and reviews of the Company’s quarterly financial statements included in its Form 10-Q filings.

(2)	Audit related fees are for services related to registration statements.

The Audit Committee has determined that the non- audit services provided by McGladrey during 2013 and 2012 did not impair their independence. All decisions regarding selection of independent registered public accounting firm and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules.

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

The Audit Committee intends to select McGladrey to serve as independent registered public accounting firm for the fiscal year ending December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1) Financial Statements

A list of the financial statements filed as a part of this report appears on page 47.

(2)  Financial Statement Schedules

Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Financial Statements.

(3)  Exhibits

A list of the exhibits filed as a part of this report appears on pages 111 thru 117.

(b)  See Exhibits listed under the heading “Exhibit Index” beginning on page 111.

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

EMISPHERE TECHNOLOGIES, INC.

By:	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer

Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Alan L. Rubino Alan L. Rubino	President and Chief Executive Officer and Director (principal executive officer)	March 31, 2014

/s/ Timothy G. Rothwell Timothy G. Rothwell	Chairman of the Board	March 31, 2014

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	March 31, 2014

/s/ Timothy McInerney Timothy McInerney	Director	March 31, 2014

/s/ Jacob M. Plotsker Jacob M. Plotsker	Director	March 31, 2014

/s/ Mark H. Rachesky, M.D. Mark H. Rachesky, M.D.	Director	March 31, 2014

/s/ Michael Weiser, M.D., Ph.D. Michael Weiser, M.D., Ph.D.	Director	March 31, 2014

/s/ Michael R. Garone Michael R. Garone	Chief Financial Officer (principal financial and accounting officer)	March 31, 2014

EXHIBIT INDEX

Exhibit		Incorporated by Reference (1)
3.1(a)	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007	R
3.1(b)	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012	OO
3.1(c)	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012	OO
3.2(a)	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998 and September 23, 2005	A, L
3.2(b)	Amendment to the Amended By-Laws of Emisphere Technologies, Inc., effective as of September 11, 2007	V
4.1	Amended and Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC	P
10.1(a)	Stock Option Plan for Outside Directors, as amended	C	(2)
10.1(b)	Amendment to the Amended and Restated Stock Incentive Plan for Outside Directors	Q	(2)
10.2(a)	Directors Deferred Compensation Stock Plan	E	(2)
10.2(b)	Amendment to the Directors Deferred Compensation Stock Plan	Q	(2)
10.3(a)	Emisphere Technologies, Inc. 2000 Stock Option Plan	G	(2)
10.3(b)	Amendment to Emisphere Technologies, Inc. 2000 Stock Option Plan	Q	(2)
10.4(a)	Emisphere Technologies, Inc. 2002 Broadbased Stock Option Plan	H	(2)
10.4(b)	Amendment to Emisphere Technologies, Inc. 2002 Broadbased Stock Option Plan	Q	(2)
10.5	Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	R	(2)
10.6	Amended and Restated Employment Agreement, dated April 28, 2005, between Michael M. Goldberg and Emisphere Technologies, Inc.	N	(2)
10.7	Employment Agreement dated April 6, 2007 between Michael V. Novinski and Emisphere Technologies, Inc.	S	(2)
10.8	Nonqualified Stock Option Agreement dated April 6, 2007 between Michael V. Novinski and Emisphere Technologies, Inc.	R	(2)
10.9	Form of Nonqualified Stock Option Agreement	R	(2)
10.10	Form of Incentive Stock Option Agreement	R	(2)
10.11	Form of Restricted Stock Option Agreement	R	(2)
10.12	Research Collaboration and Option Agreement dated as of December 3, 1997 between Emisphere Technologies, Inc. and Novartis Pharma AG	D	(3)
10.13	Research Collaboration and License Agreement dated as of September 23, 2004 between Emisphere Technologies, Inc. and Novartis Pharma AG, as amended on November 4, 2005	J	(3)
10.14(a)	Research Collaboration Option and License Agreement dated December 1, 2004 by and between Emisphere Technologies, Inc. and Novartis Pharma AG	J	(3)
10.14(b)	Convertible Promissory Note due December 1, 2009 issued to Novartis Pharma AG	J	(3)
10.14(c)	Registration Rights Agreement dated as of November 29, 2004 between Emisphere Technologies, Inc. and Novartis Pharma AG	J
10.15	Development and License Agreement between Genta Incorporated and Emisphere Technologies, Inc., dated March 22, 2006	O

Exhibit		Incorporated by Reference (1)
10.16(a)	Senior Secured Term Loan Agreement between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated September 26, 2005, as amended on November 11, 2005	L
10.16(b)	Investment and Exchange Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.16(c)	Pledge and Security Agreement between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated September 26, 2005	L
10.16(d)	Registration Rights Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.16(e)	Amendment No. 1 to the Senior Secured Term Loan Agreement, dated November 11, 2005	M
10.16(f)	Form of 11% Senior Secured Convertible Note	L
10.16(g)	Form of Amendment to 11% Senior Secured Convertible Note	R
10.17	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	Q
10.18	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	Q
10.19	Warrant adjustment notice between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP, MHR Capital Partners Master Account, LP (formerly MHR Capital Partners (500) LP), MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners (100) LP and MHR Capital Partners Master Account LP	W
10.20	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and SF Capital Partners, Ltd.	W
10.21	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Option Opportunities Corp.	W
10.22	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Option Opportunities Corp.	W
10.23	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Montaur Capital/Platinum Life Montaur Life Sciences Fund I LLC	W
10.24	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	W
10.25	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	W
10.26	Emisphere Technologies, Inc.- Mankind Corporation Patent Purchase Agreement, dated February 8, 2008	X
10.27	Development and License Agreement, dated as of June 21, 2008, between Emisphere Technologies, Inc. and Novo Nordisk AS.	Y	(3)
10.28(a)	Lease Termination Agreement, date April 29,2009, between Emisphere Technologies, Inc. and BMR-LANDMARK AT EASTVIEW LLC	Z
10.28(b)	First Amendment to Lease Termination Agreement, dated March 17, 2010, between Emisphere Technologies, Inc. and BMR-Landmark at Eastview LLC	NN
10.29	Form of Non-Employee Director Non-Qualified Stock Option Agreement	AA	(2)
10.30	Placement Agency Agreement dated as of August 19, 2009, Between Emisphere Technologies, Inc. and Rodman & Renshaw, LLC	BB
10.31	Securities Purchase Agreement dated as of August 19, 2009, between Emisphere Technologies and the Purchasers named therein	BB

Exhibit		Incorporated by Reference (1)
10.32	Securities Purchase Agreement dated as of August 19, 2009, between Emisphere Technologies and MHR Fund Management, LLC	BB
10.33	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	CC
10.34	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	CC
10.35	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	CC
10.36	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	CC
10.37	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Rodman & Renshaw, LLC	CC
10.38	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Benjamin Bowen	CC
10.39	Warrant dated as of August 21, 2009 between Emisphere Technologies, Inc. and Noam Rubinstein	CC
10.40	Warrant adjustment notice between Emisphere Technologies, Inc. and Elan International Services, Ltd. dated October 20, 2009	CC
10.41	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated November 25, 2009	EE
10.42	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated February 23, 2010	EE
10.43	Form of Incentive Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	FF
10.44	Form of Non-Qualified Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	FF
10.45	Letter Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated June 8, 2010	GG
10.46	Form of Emisphere Technologies, Inc. Reimbursement Note	GG
10.47	Form of Emisphere Technologies, Inc. Second Reimbursement Note	GG
10.48	Research Master Agreement and Amendment by and between Emisphere Technologies, Inc. and Novartis Pharma AG, effective as of June 4, 2010	HH	(3)
10.49	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 25, 2010	II
10.50	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the MHR Buyers named therein, dated August 25, 2010	II
10.51	Waiver Agreement, by and among Emisphere Technologies, Inc. and MHR, dated August 25, 2010	II
10.52	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 26, 2010	JJ
10.53	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Bai Ye Feng	JJ
10.54	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP	JJ

Exhibit		Incorporated by Reference (1)
10.55	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Iroquois Master Fund, Ltd.	JJ
10.56	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Hudson Bay Master Fund Ltd.	JJ
10.57	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Cranshire Capital, L.P.	JJ
10.58	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP	JJ
10.59	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	JJ
10.60	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	JJ
10.61	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	JJ
10.62	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	JJ
10.63	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	JJ
10.64	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	JJ
10.65	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	JJ
10.66	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	JJ
10.67	Development and License Agreement, dated December 20, 2010, between Emisphere Technologies, Inc. and Novo Nordisk A/S	KK	(3)
10.68	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the Buyers named therein.	LL
10.69	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the MHR Fund Management LLC.	LL
10.70	Waiver Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and MHR.	LL
10.71	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated July 6, 2011	MM
10.72	Warrant A-54 dated as of July 6, 2011, between Emisphere Technologies, Inc. and EOS Holdings LLC	MM
10.73	Warrant A-55 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Kingsbrook Opportunities Master Fund LP	MM
10.74	Warrant A-56 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Bai Ye Feng	MM
10.75	Warrant A-57 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Cranshire Capital, L.P.	MM
10.76	Warrant A-58 dated as of July 6, 2011, between Emisphere Technologies, Inc. and HF H VICTOR UW VICTOR ART 7	MM
10.77	Warrant A-59 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP	MM

Exhibit		Incorporated by Reference (1)
10.78	Warrant A-60 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Iroquois Master Fund Ltd.	MM
10.79	Warrant A-61 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Shipman & Goodwin LLP Profit Sharing Trust FBO James T. Betts	MM
10.80	Warrant A-62 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Son Nam Nguyen	MM
10.81	Warrant A-63 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Pine Lodge Capital Company Ltd.	MM
10.82	Warrant A-64 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Huaidong Wang	MM
10.83	Warrant A-65 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP	MM
10.84	Warrant A-66 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	MM
10.85	Warrant A-67 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	MM
10.86	Warrant A-68 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	MM
10.87	Warrant A-69 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	MM
10.88	Warrant A-70 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	MM
10.89	Warrant A-71 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	MM
10.90	Warrant A-72 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	MM
10.91	Warrant A-73 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	MM
10.92	License Agreement, dated March 8, 2000, by and between Emisphere Technologies, Inc. and Novartis Pharma AG	NN	(3)
10.93	Draft Offer Letter Pending Emisphere Compensation Committee of the Board of Directors Approval, dated September 27, 2007, from Emisphere Technologies, Inc. to Gary I. Riley	NN	(2)
10.94	Form of Novartis Promissory Note Extension, between the Company and MHR	PP
10.95	Form of Promissory Reimbursement Note Extension, between the Company and MHR	PP	(3)
10.96	Employment Agreement, dated September 13, 2012, between Alan L. Rubino and the Company	QQ	(2)
10.97	Incentive Stock Option Agreement, dated September 13, 2012, between Alan L. Rubino and the Company	QQ	(2)
10.98	Senior Secured Promissory Note of Emisphere Technologies, Inc., dated October 17, 2012	RR
10.99	Amendment to Pledge and Security Agreement, by and among Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated October 17, 2012	RR
10.100	Employment Agreement, dated October 15, 2012, between Carl V. Sailer and Emisphere Technologies, Inc.	RR	(2)

Exhibit		Incorporated by Reference (1)
10.101	Incentive Stock Option Agreement, dated October 15, 2012, between Carl V. Sailer and Emisphere Technologies, Inc.	RR	(2)
10.102	Employment Agreement, dated January 14, 2013, between Michael R. Garone and Emisphere Technologies, Inc.	SS	(2)
10.103	Sublease Agreement, dated November 27, 2012, between New American Therapeutics, Inc. and Emisphere Technologies, Inc.	TT
10.104	Lease Agreement, dated December 11, 2012, between 4 Becker SPE LLC and Emisphere Technologies, Inc.	TT
10.105	Amendment to Emisphere Technologies, Inc. Amended and Restated 13% Senior Secured Convertible Note, dated March 28, 2014*
14.1	Emisphere Technologies, Inc. Code of Business Conduct and Ethics for Directors	I
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm — McGladrey, LLP*
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data File	*

*	Filed herewith
(1)	If not filed herewith, filed as an exhibit to the document referred to by letter as follows:

A.	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999 (SEC File No. 000-17758)

B.	Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (SEC File No. 000-17758)

C.	Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC File No. 000-17758)

D.	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997 (SEC File No. 000-17758)

E.	Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC File No. 000-17758)

F.	Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC File No. 000-17758)

G.	Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (SEC File No. 000-17758)

H.	Registration statement on Form S-8 dated and filed on November 27, 2002 (SEC File No. 333-101525)

I.	Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 000-17758)

J.	Registration on Form S-3/A dated and filed February 1, 2005 (SEC File No. 333-117230)

K.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (SEC File No. 000-17758)

L.	Current Report on Form 8-K, filed September 30, 2005 (SEC File No. 000-17758)

M.	Current Report on Form 8-K, filed November 14, 2005 (SEC File No. 000-17758)

N.	Current Report on Form 8-K filed May 4, 2005 (SEC File No. 000-17758)

O.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (SEC File No. 000-17758)

P.	Current Report on Form 8-K, filed April 10, 2006 (SEC File No. 000-17758)

Q.	Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (SEC File No. 000-17758)

R.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007

S.	Current Report on Form 8-K, filed April 11, 2007

T.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007

U.	Current Report on Form 8-K, filed June 29, 2007

V.	Current Report on Form 8-K, filed September 14, 2007

W.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007

X.	Annual Report on Form 10-K for the fiscal year ended December 31, 2007

Y.	Current Report on Form 10-Q, filed August 11, 2008

Z.	Current Report on Form 8-K, filed May 5, 2009

AA.	Current Report on Form 8-K, filed May 21, 2009

BB.	Current Report on Form 8-K, filed August 20, 2009

CC.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009

DD.	Current Report on Form 8-K, filed January 12, 2010

EE.	Annual Report on Form 10-K for the fiscal year ended December 31, 2009

FF.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010

GG.	Current Report on Form 8-K, filed June 9, 2010

HH.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010

II.	Current Report on Form 8-K, filed August 25, 2010

JJ.	Registration Statement on Form S-1, filed on September 15, 2010

KK.	Current Report on Form 8-K, filed on December 21, 2010

LL.	Current Report on Form 8-K, filed on June 30, 2011 (SEC File No. 000-17758)

MM.	Registration Statement on Form S-1, filed on July 26, 2011 (SEC File No. 333-175794).

NN.	Amendment No. 1 on Form 10-K/A, filed January 19, 2012, to Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 31, 2011

OO	Current Report on Form 8-K, filed on June 5, 2012 (SEC File No. 000-17758)

PP	Current Report on Form 8-K, filed on June 4, 2012 (SEC File No. 000-17758)

QQ	Current Report on Form 8-K, filed on September 17, 2012 (SEC File No. 000-17758)

RR	Current Report on Form 8-K, filed on October 19, 2012 (SEC File No. 000-17758)

SS	Current Report on Form 8-K, filed on January 17, 2013 (SEC File No. 000-17758)

TT	Annual Report on Form 10-K, filed on March 28, 2013 (SEC File No. 000-17758)
(2)	Management contract or compensatory plan or arrangement

(3)	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

(4)	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.