Form 10-Q
period 2014-03-31
EMISPHERE TECHNOLOGIES INC
filed 2014-05-14
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 12, 2014 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

March 31, 2014 and December 31, 2013

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,916	$4,053
Inventories	230	230
Prepaid expenses and other current assets	615	622

Total Current Assets	3,761	4,905
Equipment and leasehold improvements, net	36	40
Security deposits	34	34

Total assets	$3,831	$4,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable - related party, net of discount	$618	$556
Accounts payable and accrued expenses	1,032	1,539
Derivative instruments
Related party	4,597	3,638
Others	525	540
Other current liabilities	—	30

Total current liabilities	6,772	6,303

Notes payable - related party, net of discount	32,668	32,523
Accrued interest	1,234
Derivative instruments - Related party	11,652	11,331
Deferred revenue, non-current	41,616	41,616
Deferred lease liability	5	7

Total liabilities	93,947	91,780

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 200,000,000 shares; issued 60,977,210 shares (60,687,478 outstanding) as of March 31, 2014 and December 31, 2013	610	610
Additional paid-in-capital	405,343	405,300
Accumulated deficit	(492,117)	(488,759)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(90,116)	(86,801)

Total liabilities and stockholders’ deficit	$3,831	$4,979

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2014 and 2013

(in thousands, except share and per share data)

(unaudited)

	For the three months ended
	March 31,
	2014	2013
Revenue	—	—

Costs and expenses:
Research and development	362	234
General and administrative expenses	1,979	1,466
Depreciation and amortization	4	2
Loss on sale of fixed assets	—	10

Total costs and expenses	2,345	1,712

Operating loss	(2,345)	(1,712)

Other non-operating income (expense):
Other income:	10	64
Change in fair value of derivative instruments
Related party	(1,281)	273
Other	15	67
Interest expense related party	(1,441)	(1,116)

Total other non-operating income (expense)	(2,697)	(712)
Loss before income tax benefit	(5,042)	(2,424)
Income tax benefit	1,684	—

Net loss	$(3,358)	$(2,424)

Net loss per share, basic and diluted	$(0.06)	$(0.04)
Weighted average shares outstanding, basic and diluted	60,687,478	60,687,478

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2014 and 2013

(in thousands)

(unaudited)

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,358)	$(2,424)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	2
Change in fair value of derivative instruments	1,266	(340)
Non-cash interest expense	1,441	1,116
Non-cash compensation expense	43	35
Loss on disposal of fixed assets	—	10
Changes in assets and liabilities excluding non-cash transactions:
Increase in accounts receivable	—	(1)
Decrease (increase) in prepaid expenses and other current assets	7	(11)
Increase in deferred revenue	—	2
(Decrease) increase in accounts payable and accrued expenses	(507)	211
(Decrease) increase in other current liabilities	(31)	11
(Decrease) increase in deferred lease liability	(2)	—

Total adjustments	2,221	1,035

Net cash used in operating activities	(1,137)	(1,389)

Cash flows from investing activities:
Purchase of fixed assets	—	(32)

Net cash used in investing activities	—	(32)

Net decrease in cash and cash equivalents	(1,137)	(1,421)
Cash and cash equivalents, beginning of period	4,053	1,484

Cash and cash equivalents, end of period	$2,916	$63

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations and Liquidity

Nature of Operations. Emisphere Technologies, Inc. (“Emisphere,” “the Company,” “our,” “us,” or “we”) is a specialty pharmaceutical company that has been transformed during the last 18 months from a delivery systems development company into a broader commercial-stage entity.

Assuming the Company is successful in securing necessary funding, of which there can be no assurance, it plans to commence its launch efforts for its first commercial product, oral Eligen® B12 Rx, during the remainder of 2014. Oral Eligen® B12 Rx meets significant unmet patient and medical needs by combining B12 with our proprietary delivery system technology. All key oral Eligen® B12 Rx launch initiatives are in progress and on schedule for a late 2014 introduction in the United States. Additionally, the Company is currently engaged in multiple late-stage ex-US oral Eligen® B12 Rx licensing discussions.

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

Our core business strategy is to pursue the commercialization of oral Eligen® B12 Rx, build new, high-value partnerships and continue to expand upon existing partnerships, evaluate new prescription Medical Foods commercial opportunities, reprioritize our product pipeline, and promote new uses for our Eligen® Technology.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of March 31, 2014, our accumulated deficit was approximately $492.1 million; our stockholders’ deficit was $90.1 million; our loss from operations was $2.3 million; and our net loss was $3.4 million. On March 31, 2014 we had approximately $2.9 million cash.

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

On April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations under the Convertible Notes, the Reimbursement Notes, and the Bridge Notes. As of April 26, 2013, these obligations included approximately $32.9 million due and payable under the Convertible Notes, approximately $0.6 million due and payable under the Reimbursement Notes, and approximately $1.5 million due and payable under the Bridge Notes. All of these obligations were either past due or payable on demand prior to the Restructuring Agreement. After restructuring, as of March 31, 2014, these obligations included approximately $35.9 million (face value) under the Amended and Restated Convertible Notes, approximately $0.6 million (face value) under the Amended and Restated Reimbursement Notes, and approximately $1.6 million (face value) under the Amended and Restated Bridge Notes. Additionally the Company is obligated for $1.2 million accrued interest. The Amended and Restated Convertible Notes are subject to various sales, operating and manufacturing performance criteria, which were revised in March 2014. The Amended and Restated Reimbursement Notes were due and payable on April 26, 2014. To preserve its cash reserves, the Company elected not to pay the $0.6 million due, and MHR has not yet demanded payment. Instead, the Company will begin to pay interest on the principal due under the terms of the Amended and Restated Reimbursement Notes.

Please see Note 8 to the Financial Statements contained in this Quarterly Report on Form 10Q for a detailed description of the transactions contemplated by the Restructuring Agreement (the “Restructuring”).

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

On January 21, 2014, the Company received approximately $1.7 million from the sale of approximately $20.8 million unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. Based on this receipt and upon the receipt of the $10 million payment from Novo Nordisk, described above, the Company estimates that it will have sufficient cash to prepare for the market development and domestic launch of, and explore global markets opportunities for, oral Eligen® B12 Rx, and otherwise continue operations through approximately the beginning of the 3rd Quarter 2014. However, we do not have sufficient resources to support a full commercial launch of oral Eligen® B12 Rx in the U.S. market or to develop fully any new products or technologies unless we are able to raise additional capital on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. The Company is pursuing several courses of action to address its deficiency in capital resources, including the global commercialization of B12, seeking new partnerships, leveraging existing partnerships, and capital markets financings. While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. The Company estimates that if we fail to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the third quarter of 2014, the Company could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2013, 2012 and 2011 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

2. Basis of Presentation

The condensed balance sheet at December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our 2013 Annual Report. Results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

3. Stock-Based Compensation Plans

On April 20, 2007, our stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to our executive officers and other employees, and non-employee directors, consultants and others who provide substantial services to us. Pursuant to an amendment authorized by our stockholders on May 30, 2013, the 2007 Plan was amended to increase the number of shares of our common stock that may be awarded thereunder by 5,000,000 shares. The 2007 Plan, as so amended, provides for the issuance of an aggregate 8,265,562 shares as follows: 7,500,000 new shares, 364,492 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors. As of March 31, 2014, shares available for future grants under all of our equity plans amounted to 4,968,766.

Total compensation expense recorded during the three months ended March 31, 2014 for share-based payment awards was $0.04 million, which is included in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2014. At March 31, 2014, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.1 million which is expected to be recognized over a weighted-average period of approximately one year. No options were exercised in the three months ended March 31, 2014. No tax benefit was realized due to a continued pattern of operating losses.

There were no options issued during the three months ended March 31, 2014.

4. Inventories

Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of work in process at March 31, 2014 and December 31, 2013.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Prepaid corporate insurance	$100	$92
Deposit on inventory	477	477
Prepaid expenses and other current assets	38	53

	$615	$622

6. Fixed Assets

	Useful Lives in Years	March 31, 2014	December 31, 2013
		(in thousands)
Equipment	3-7	$601	$601
Leasehold improvements	Term of lease	27	27

		628	628
Less, accumulated depreciation and amortization		592	588

Equipment and leasehold improvements, net		$36	$40

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Accounts payable and other accrued expenses	$661	$525
Accrued legal, professional fees and other	307	967
Accrued vacation	64	47

	$1,032	$1,539

8. Notes Payable

Notes payable, net of related discounts, consists of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Amended and Restated Convertible Notes	$32,374	$32,230
Amended and Restated Reimbursement Notes	618	556
Amended and Restated Bridge Notes	294	293

	33,286	33,079
Less: Current portion	618	556

Non-current Notes payable, net of related discounts	$32,668	$32,523

Amended and Restated Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR. Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for 11% senior secured convertible notes (collectively, the “Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the Convertible Notes were convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. In connection with the Convertible Notes exchange, the Company agreed to appoint a representative of MHR (the “MHR Nominee”) and another person (the “Mutual Director”) to the Board. Further, the Company agreed to amend, and in January 2006 did amend, its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board so long as MHR holds at least 2% of the outstanding common stock of the Company. The Convertible Notes were due on September 26, 2012. As of September 27, 2012, the Company was in default under the terms of the Convertible Notes as a result of its failure to pay approximately $30.5 million in principal and interest due and payable on September 26, 2012. On April 26, 2013, the Company entered into the Restructuring Agreement with MHR regarding the restructuring of the terms of the Company’s obligations under certain promissory notes issued to MHR, including the Convertible Notes. On May 7, 2013, the Company and MHR consummated the Restructuring. Pursuant to the Restructuring, the Company issued to MHR amended and restated Convertible Notes (the “Amended and Restated Convertible Notes”), that are convertible into shares of our common stock at a price per share of $1.25 (subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), bear interest at 13% per annum, compounded monthly and payable in the form of additional Amended and Restated Convertible Notes on June 30th and December 31st of each year, and are due on September 26, 2017, subject to acceleration upon the occurrence of specified events of default, including the failure to meet certain sales, operating, and manufacturing performance milestones. These sales, operating and manufacturing performance criteria were revised in March 2014; specifically, the product sales milestone originally scheduled for achievement by December 31, 2014 was extended to April 1, 2015, the operating milestone requiring entry into a license or distribution agreement for the Company’s Eligen B-12 product in one of multiple pre-approved jurisdictions by December 31, 2013 was eliminated; the operating milestone requiring entry into a license or distribution agreement for the Company’s Eligen B-12 product in two of multiple pre-approved jurisdictions by December 31, 2014 was extended to April 1, 2015, and the manufacturing milestone requiring the production of a specified quantity of Eligen B-12 tablets was extended from April 26, 2014 to December 31, 2014. If we fail to meet our obligations under the terms of these Notes, or fail to meet any of the sales, operating or manufacturing performance criteria included in the Amended and Restated Convertible Notes, we would be in default under the terms of the Notes, which would give MHR the option of foreclosing on substantially all of our assets. The Amended and Restated Convertible Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets, and must be redeemed from time to time pursuant to a cash sweep of approximately 40% of the Company’s Consolidated Free Cash Flow (as defined in the Amended and Restated Convertible Notes). Accrued interest on the Amended and Restated Convertible Notes was $1.17 million at March 31, 2014. As of March 31, 2014, the Amended and Restated Convertible Notes were convertible into 28,748,424 shares of our common stock.

Amended and Restated Reimbursement Notes. On June 8 2010, the Company issued to MHR certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 (collectively, the “Reimbursement Notes”) in reimbursement for legal expenses incurred by MHR in connection with MHR’s agreement to, among other things, waive certain rights as a senior secured party of the Company and enter into a non-disturbance agreement with the Company’s collaboration partner Novartis Pharma AG, and, if necessary, to enter into a comparable agreement in connection with another potential Company transaction. The Reimbursement Notes were originally due and payable on June 4, 2012, which date was extended to September 26, 2012 by agreement with MHR. The Company imputed interest at the time of issuance of the Reimbursement Notes at its incremental borrowing rate of 10%, and discounted the face amounts of the Reimbursement Notes by $25,000 in the aggregate. As of September 27, 2012, the Company was in default under the terms of the Reimbursement Notes as a result of its failure to pay to MHR $600,000 in principal due and payable on September 26, 2012. Based on this default, the default interest rate of 10% per annum applied to the Reimbursement Notes effective as of September 27, 2012. Pursuant to the Restructuring, the Company issued to MHR amended and restated Reimbursement Notes (the “Amended and Restated Reimbursement Notes”). The Amended and Restated Reimbursement Notes are convertible into shares of our common stock at a price per share of $0.50 (which conversion price is subject to adjustment upon the occurrence of specified events , including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), were non-interest bearing (other than default interest), and were due April 26, 2014 (subject to acceleration upon the occurrence of specified events of default). The Amended and Restated Reimbursement Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. To preserve its cash reserves, the Company elected not to pay the $0.6 million balance due on April 26, 2014, and MHR has not yet demanded payment. Non-payment at maturity is not a condition of default of the Amended and Restated Reimbursement Notes. Instead, the Company will begin to pay interest on the principal due under terms of the Amended and Restated Reimbursement Notes that provided that after the Maturity Date, interest shall be payable on the unpaid principal balance from time to time outstanding at a rate equal to ten percent (10%) per annum, compounded monthly, and will be payable in arrears semi-annually on each June 30th and December 31st in kind through issuance of additional Reimbursement Notes. Interest shall be calculated on the basis of a 360-day year times the actual number of days elapsed, until paid in full. As of March 31, 2014, the Amended and Restated Reimbursement Notes were convertible into 1,274,333 shares of our common stock.

Amended and Restated Bridge Notes. On October 17, 2012, the Company issued to MHR promissory notes (the “Bridge Notes”) in the aggregate principal amount of $1,400,000. The Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. Pursuant to the Restructuring, the Company issued to MHR amended and restated Bridge Notes (the “Amended and Restated Bridge Notes”), that are convertible into shares of our common stock at a price per share of $0.50 per share (which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), bear interest at 13% per annum, compounded monthly and payable in the form of additional Amended and Restated Bridge Notes on June 30th and December 31st of each year, and are due on September 26, 2017 (subject to acceleration upon the occurrence of specified events of default). The Amended and Restated Bridge Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. Accrued interest on the Amended and Restated Bridge Notes was $0.05 million at March 31, 2014. As of March 31, 2014, the Amended and Restated Bridge Notes were convertible into 3,254,246 shares of our common stock.

In addition to the foregoing, pursuant to the Restructuring, the Company (i) amended and restated its August 2009 Warrants described in Note 9 to these Financial Statements entitling MHR to purchase, in the aggregate, 3,729,323 shares of the Company’s common stock (collectively, the “Amended and Restated 2009 Warrants”); (ii) amended and restated its June 2010 Warrants described in Note 9 entitling MHR to purchase, in the aggregate, 865,000 shares of the Company’s common stock (the “Amended and Restated June 2010 Warrants”); (iii) amended and restated its August 2010 Warrants and August 2010 Waiver Warrants described in Note 9 entitling MHR to purchase, in the aggregate, 3,598,146 shares of the Company’s common stock (the “Amended and Restated August 2010 Warrants”); (iv) amended and restated the July 2011 Warrants and July 2011 Waiver Warrants described in Note 9 to these Financial Statements entitling MHR to purchase, in the aggregate, 3,805,307 shares of the Company’s common stock (the “Amended and Restated 2011 Warrants” and, together with the Amended and Restated 2009 Warrants, the Amended and Restated June 2010 Warrants, and the Amended and Restated August 2010 Warrants, the “Amended and Restated Warrants”); and (v) issued new warrants to MHR to purchase 10,000,000 shares of the Company’s common stock (the “2013 Restructuring Warrants” described in Note 9 to these Financial Statements, and, together with the Amended and Restated Warrants, the “MHR Restructuring Warrants”). The MHR Restructuring Warrants entitle MHR to purchase, in the aggregate, 21,997,776 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $0.50 per share, and will expire on July 8, 2019. The exercise price of the MHR Restructuring Warrants and number of Warrant Shares issuable upon exercise of the MHR Restructuring Warrants are subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, combinations of shares, and certain fundamental corporate transactions.

The carrying value of the MHR Obligations is comprised of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Amended and Restated Convertible Notes	$35,935	$35,935
Amended and Restated Reimbursement Notes	637	637
Amended and Restated Bridge Notes	1,627	1,627
Unamortized discounts	(4,913)	(5,120)

	$33,286	$33,079

9. Derivative Instruments

Derivative instruments consist of the following:

	March 31, December 31,
	2014	2013
	(in thousands)
Amended and Restated Convertible Notes	$10,586	$10,371
Amended and Restated Reimbursement Notes	1	7
Amended and Restated Bridge Notes	1,066	960
Amended and Restated August 2009 Warrants	765	597
Amended and Restated June 2010 MHR Warrants	260	249
Amended and Restated August 2010 Warrants	538	420
August 2010 Investor Warrants	148	171
Amended and Restated August 2010 MHR Waiver Warrants	200	156
Amended and Restated July 2011 Warrants	618	482
July 2011 Investor Warrants	377	369
Amended and Restated July 2011 MHR Waiver Warrants	163	127
May 2013 MHR Modification Warrants	2,052	1,600

	$16,774	$15,509

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

Embedded Conversion Feature of Amended and Restated Notes. The Amended and Restated Convertible Notes, the Amended and Restated Reimbursement Notes, and the Amended and Restated Bridge Notes (collectively, the “Amended and Restated Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the Amended and Restated Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the Amended and Restated Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability associated with the Amended and Restated Convertible Notes and the Amended and Restated Bridge Notes has been presented as a non-current liability as of March 31, 2014 and December 31, 2013, to correspond to its host contract. The liability associated with the Amended and Restated Reimbursement Notes has been presented as a current liability as of March 31, 2014 and December 31, 2013 to correspond to its host contract.

Amended and Restated Convertible Notes. In addition to the foregoing, the adjustment provision of the Amended and Restated Convertible Notes does not become effective unless and until the Company were to raise $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. The fair value of the embedded conversion feature of the Amended and Restated Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of March 31, 2014 are a closing stock price of $0.23, a conversion price of $1.25, expected volatility of 160% over the remaining term of three years and six months, and a risk free rate of 1.12%. The fair value of the embedded conversion feature of the Amended and Restated Convertible Notes increased $0.2 million for the three months ended March 31, 2014, which has been recognized in the accompanying statement of operations.

Amended and Restated Reimbursement Notes. The fair value of the embedded conversion feature of the Amended and Restated Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of March 31, 2014 are a closing stock price of $0.23, conversion price of $0.50, expected volatility of 107% over the remaining term of 1 month, and a risk free rate of 0.03%. The fair value of the embedded conversion of the Amended and Restated Reimbursement Notes feature decreased by $6 thousand for the three months ended March 31, 2014 which has been recognized in the accompanying statement of operations.

Amended and Restated Bridge Notes. The fair value of the embedded conversion feature of the Amended and Restated Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of March 31, 2014 are a closing stock price of $0.23, conversion price of $0.50, expected volatility of 160% over the remaining term of three years and six months, and a risk free rate of 1.12%. The fair value of the embedded conversion feature of the Amended and Restated Bridge Notes increased $0.1 million for the three months ended March 31, 2014, which has been recognized in the accompanying statement of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the Restructuring, on May 7, 2013 the Company amended and restated the Original Warrants such that the expiration date of the Original Warrant was extended to July 8, 2019 and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2010 Warrants”). The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24 month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of March 31, 2014 are a closing stock price of $0.23, exercise price $0.50, expected volatility of 150 % over the remaining term of five years and three months, and a risk-free rate of 1.80%. The fair value of the Amended and Restated June 2010 MHR Warrants increased $11 thousand for the three months ended March 31, 2014, which has been recognized in the accompanying statement of operations.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stocks at various times from 2009 through 2011, as described more fully below (the August 2009 Warrants, August 2010 Warrants, August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the Restructuring, on May 7, 2013 the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019 and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”) . Under the terms of each of the Amended and Restated Warrants, as well as the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the Original Warrants as of March 31, 2014 are a closing stock price of $0.23, exercise price of $0.50 expected volatility of 153.74% over the remaining term of five years and three months, and a risk-free rate of 1.73%. The assumptions used in computing the fair value of the Investor Warrants, as well as the fair value of each of the Warrants and any other relevant terms, are described below.

Amended and Restated August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 3.7 million shares of common stock to MHR (the “August 2009 Warrants”, and as amended and restated, the “Amended and Restated August 2009 Warrants”). The fair value of the Amended and Restated August 2009 Warrants increased $0.2 million for the three months ended March 31, 2014, which has been recognized in the accompanying statement of operations.

Amended and Restated August 2010 Warrants. In connection with an equity financing conducted in August 2010 (the “August 2010 Financing”), Emisphere sold warrants to purchase 2.6 million shares of common stock to MHR (the “August 2010 MHR Warrants”). The fair value of the Amended and Restated August 2010 Warrants increased $0.1 million for the three months ended March 31, 2014, which has been recognized in the accompanying statement of operations.

August 2010 Investor Warrants. Also in connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The Company received proceeds of $0.2 million from the exercise of these warrants. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of March 31, 2014 are a closing stock price of $0.23, exercise price of $1.26, expected volatility of 143.23% over the remaining term of one year and five months, and a risk-free rate of 0.13%. The fair value of the August 2010 Investor Warrants decreased $23 thousand for the three months ended March 31, 2014, which has been recognized in the accompanying statement of operations.

Amended and Restated August 2010 MHR Waiver Warrants. Also in connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 Waiver Warrants”). The fair value of the Amended and Restated August 2010 Waiver Warrants increased $44 thousand for the three months ended March 31, 2014, which has been recognized in the accompanying statement of operations.

Amended and Restated July 2011 MHR Warrants. In connection with an equity financing conducted in July 2011 (the “July 2011 Financing”), Emisphere sold warrants to purchase 3.01 million shares of common stock to MHR (the “July 2011 MHR Warrants”. The fair value of the Amended and Restated July 2011 MHR Warrants increased $0.1 million for the three months ended March 31, 2014, which has been recorded in the accompanying statement of operations.

July 2011 Investor Warrants. Also in connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). As of March 31, 2014, all of the July 2011 Warrants were exercisable at $1.09 per share and had an expiration date of July 6, 2016. The assumptions used in computing the fair value of the July 2011 Warrants as of March 31, 2014 are a closing stock price of $0.23, exercise price of $1.09, expected volatility of 157.03% over the remaining term of two years and three months, and a risk-free rate of 0.44% The fair value of the July 2011 Investor Warrants increased $8 thousand for the three months ended March 31, 2014, which has been recorded in the statement of operations.

Amended and Restated July 2011 MHR Waiver Warrants. Also in connection with the July 2011 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the July 2011 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 795,000 shares of its common stock (the “July 2011 Waiver Warrants”). The fair value of the Amended and Restated July 2011 MHR Waiver Warrants increased $36 thousand for the three months ended March 31, 2014, which has been recorded in the statement of operations.

2013 Restructuring Warrants. On May 7, 2013 the Company issued to MHR warrants to purchase 10 million shares of its common stock (the “2013 Restructuring Warrants”) as part of the Restructuring. The fair value of the 2013 Restructuring Warrants increased $0.5 million for the three months ended March 31, 2014, which has been recognized in the accompanying statement of operations.

10. Commitments and Contingencies

Commitments.

We lease office space at 4 Becker Farm Road, Roseland, New Jersey under a non-cancellable operating lease expiring in 2017.

As of March 31, 2014, future minimum rental payments are as follows:

Years Ending December 31,	(In thousands)
2014 (remaining)	$89
2015	136
2016	148
2017	74

Total	$447

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2014.

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

11. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2013 and March 31, 2014, the Company had no accruals for interest or penalties related to income tax matters. For the three month periods ended March 31, 2014 and 2013, the effective income tax rates were 33% and 0%, respectively. The difference between the Company’s effective income tax rate and the Federal statutory rate of 34% is attributable to state tax benefits and tax credits, offset by changes in the deferred tax valuation allowance. During the three months ended March 31, 2014 we recognized an approximate $1.7 million income tax benefit as a result of proceeds from the sale of $20.8 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

12. New Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets to the extent (a) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (b) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose. The amendments in ASU 20103-11 are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our financial position, results of operations or cash flows.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

13. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

March 31, 2014	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$4,861	$11,913	$16,774

December 31, 2013:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$3,922	$11,587	$15,509

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods ended March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Beginning Balance	$11,587	$309
Derivative liability of embedded conversion feature of the Amended and Restated Bridge Notes		1,187
Derivative liability of embedded conversion feature of the Amended and Restated Reimbursement Notes		156
Derivative liability of embedded conversion feature of the Amended and Restated Convertible Notes		862
Change in fair value	326	9,073

Ending Balance	$11,913	$11,587

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

SAFE HARBOR CAUTIONARY STATEMENT

Certain statements in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations and elsewhere in this report as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include (without limitation) statements regarding the timing of the development and commercialization of our product candidates or potential products that may be developed using our Eligen ® Technology; planned or expected studies and trials of oral formulations that utilize our Eligen ® Technology; the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operational improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under Part II, Item 1A. “Risk Factors” and other factors discussed in connection with any forward-looking statements.

General

Emisphere Technologies, Inc. is a specialty pharmaceutical company that has been transformed during the last 18 months from a delivery systems development company into a broader commercial-stage entity. Assuming the Company is successful in securing necessary funding, of which there can be no assurance, it plans to commence its launch efforts for its first commercial product, oral Eligen® B12 Rx or B12, during the remainder of 2014. Oral Eligen® B12 Rx meets significant unmet patient and medical needs by combining vitamin B12 with our proprietary delivery system technology. All key oral Eligen® B12 Rx launch initiatives are in progress and on schedule for a late 2014 introduction in the United States. Additionally, the Company is currently engaged in multiple late-stage ex-US oral Eligen® B12 Rx licensing discussions.

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

As it focuses on building a commercial platform based on the oral Eligen® B12 Rx product, Emisphere will continue to develop and expand upon the unique and improved delivery of therapeutic molecules using its Eligen® Technology. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen® Technology can be applied to the oral route of administration as well as other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology can make it possible to deliver certain therapeutic molecules orally without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect. Our development efforts are conducted internally or in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market.

Our website is www.emisphere.com. The contents of that website are not incorporated herein by reference. Investor related questions should be directed to info@emisphere.com.

Mr. Alan L. Rubino, the Company’s President and Chief Executive Officer, and Mr. Timothy G. Rothwell, its Chairman of the Board of Director, are seasoned industry executives with major and emerging pharmaceutical company experience who form the core of a leadership team that will implement the Company’s strategic plans. To that end, we have sought to expand opportunities with existing partners and will continue to work to expand and explore new efforts to attract new delivery system, product development, and licensing partnerships. After evaluating the Company’s operations and strategy, the leadership team determined the Company should refocus its corporate strategy to reemphasize the commercialization of oral Eligen® B12 Rx, build new high-value partnerships, evaluate new prescription Medical Foods commercial opportunities, reprioritize the product pipeline, and promote new uses for the Eligen® Technology.

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

These actions support the Company’s decision to reposition Emisphere into a viable commercial-stage entity, anchored by the oral Eligen® B12 Rx product. As it transitions to this strategy, the Company remains dedicated to further realizing the full potential and commercial value of its platform Eligen® Technology. As a result of our recent steps to refocus and prioritize our commercial opportunities, and promising trends with peptides, pegylated peptides and proteins in the industry that should provide new growth opportunities, we believe that Emisphere’s new business strategy will present opportunities for growth and value creation for the Company and its shareholders.

The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During 2014 we plan to continue to develop our product pipeline utilizing the Eligen® Technology with prescription product candidates and prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical needs. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical and healthcare marketplace and driving company valuation.

To accelerate commercialization of the Eligen® Technology, Emisphere will continue to focus on its two-pronged strategy. First, we will focus on offering oral Eligen® B12 Rx (1000 mcg) for use by documented B12 deficient individuals in the United States and globally. During the fourth quarter of 2010, the Company completed a clinical trial which demonstrated that both oral Eligen® B12 (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial was published in the July 2011 edition of the journal Clinical Therapeutics (Volume 22, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our oral Eligen® B12 Rx (1000 mcg) product. On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the oral Eligen® B12 formulation was allowed. This new patent (US 8,022,048) provides intellectual property protection for Eligen® B12 through approximately October 2029. Currently, we are evaluating the results of our clinical trials and market research and exploring alternative development and commercialization options with the purpose of maximizing the commercial and health benefits potential of our Eligen® B12 asset. Second, we will concentrate on expanding our Eligen® drug delivery technology business, by seeking applications with prescription molecules obtained through partnerships with other pharmaceutical companies for molecules where oral absorption is difficult yet substantially beneficial if proven. We are also working to generate new interest in the Eligen® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. Second, we continue to pursue commercialization of product candidates developed internally. We believe that these internal candidates need to be developed with reasonable investment in an acceptable time period and with a reasonable risk-benefit profile.

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

Funding required to continue developing our product pipeline may be partially paid by income-generating license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution. The Company also continues to focus on improving operational efficiency. Annual operating costs have been reduced by approximately 80% from 2008 levels. Its cash burn rate to support continuing operations is less than $6 million per year. Additionally, we expect to accelerate the commercialization of the Eligen® Technology in a cost effective way and to gain operational efficiencies by tapping into advanced scientific processes offered by independent contractors.

Our product pipeline includes prescription and medical food product candidates that are being developed in partnership or internally. During 2014, we continue to make progress on plans to commercialize our internally developed oral Eligen® B12 Rx product and our development partner, Novo Nordisk A/S (“Novo Nordisk”), continues its development programs.

Novo Nordisk is using our Eligen® drug delivery technology in combination with its proprietary GLP-1 receptor agonists and insulins. During December 2010, the Company entered into a license agreement with Novo Nordisk to develop and commercialize oral formulations of Novo Nordisk’s insulins using Emisphere’s Eligen® Technology. This was the second license agreement between the two companies. The GLP-1 License Agreement, entered into in June 2008, and amended for the second time on April 26, 2013 provides for the development of oral formulations of GLP-1 receptor agonists, with a potential drug for the treatment of type 2 diabetes currently in a Phase II clinical trial. The Amendment provided for a payment of $10 million from Novo Nordisk to the Company as a prepayment of certain development milestone payments that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement.

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

We have collaborated with Novartis in connection with the development and testing of oral formulations of several drug candidates. Novartis has the right to evaluate the feasibility of using Emisphere’s Eligen® Technology with two new compounds to assess the potential for new product development opportunities. Novartis is considering its options accordingly. If Novartis chooses to develop oral formulations of these new compounds using the Eligen® Technology, the parties will negotiate additional agreements. In that case, Emisphere could be entitled to receive development milestone and royalty payments in connection with the development and commercialization of these potentially new products.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013:

	March 31, 2014	March 31, 2013	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses	$2,345	$1,712	$633
Operating loss	$(2,345)	$(1,712)	$(633)
Other non-operating income (expense)	$(2,697)	$(712)	$(1,985)
Net loss before income tax benefit	$(5,042)	$(2,424)	$(2,618)
Income tax benefit	$1,684	$—	$1,684
Net loss	$(3,358)	$(2,424)	$(934)

Operating expenses increased $0.63 million or 37% for the three months ended March 31, 2014 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(57)
Increase in professional fees	486
Decrease in occupancy costs	(40)
Increase in product development costs	214
Increase in depreciation and amortization	2
Increase in other costs	28

$633

Human resource costs decreased $57 thousand, or 8%, due primarily to reductions in headcount.

Professional fees increased $486 thousand, or 67%, due primarily to a $367 thousand increase in advisory services related to the Company’s preparations to launch its oral Eligen® B12 Rx product in the U.S., and a $92 thousand increase in intellectual property and corporate legal fees primarily to build and maintain our intellectual property.

Occupancy costs decreased $40 thousand or 60% due to relocation of the corporate offices during January 2013.

Product development costs increased $214 thousand, or 578%, due primarily to our investment in developing a commercial manufacturing process to prepare for the planned commercial launch of our oral Eligen® B12 Rx product.

Depreciation costs increased $2 thousand or 82%, due to fixed asset acquisitions in 2013.

Other costs increased $28 thousand, or 14%, due primarily to costs associated with improvements to our IT infrastructure and other operating costs.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended March 31,
	2014	2013
Human resource costs, including benefits	27%	40%
Professional fees for legal, intellectual property, accounting and consulting	52%	42%
Occupancy costs	1%	4%
Product development costs	11%	2%
Depreciation and amortization	0%	0%
Other	9%	12%

Other non-operating expense for the three months ended March 31, 2014 increased $2.0 million, or 279%, in comparison to the same period last year, due primarily to a $1.6 million change in the fair value of derivative instruments, and by a $0.4 million net increase in interest and other expense.

On January 21, 2014, the Company received approximately $1.7 million from the sale of approximately $20.8 million unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

As a result of the above factors, we had a net loss of $3.4 million for the three months ended March 31, 2014, compared to net loss of $2.4 million for the three months ended March 31, 2013.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of March 31, 2014, our working capital deficit was $3.0 million, our accumulated deficit was approximately $492.1 million and our stockholders deficit was $90.1 million. Our operating loss was $3.4 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively. On March 31, 2014 we had approximately $2.9 million cash.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. As of September 27, 2012, the Company was in default under the terms of the 11% senior secured convertible notes issued to MHR in 2006 and thereafter (the “Convertible Notes”) and certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 issued to MHR in 2010 (collectively, the “Reimbursement Notes”). Additionally on October 17, 2012, the Company issued promissory notes to MHR in the aggregate principal amount of $1,400,000 (the “Bridge Notes”).

On April 26, 2013, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with MHR regarding the restructuring of the terms of the Company’s obligations under the Convertible Notes, the Reimbursement Notes, and the Bridge Notes. As of April 26, 2013, these obligations included approximately $32.9 million due and payable under the Convertible Notes, approximately $0.6 million due and payable under the Reimbursement Notes, and approximately $1.5 million due and payable under the Bridge Notes. All of these obligations were either past due or payable on demand prior to the Restructuring Agreement. After restructuring, as of March 31, 2014, these obligations included approximately $35.9 million (face value) under the Amended and Restated Convertible Notes, approximately $0.6 million (face value) under the Amended and Restated Reimbursement Notes, and approximately $1.6 million (face value) under the Amended and Restated Bridge Notes. Additionally the Company is obligated for approximately $1.2 million accrued interest. The Amended and Restated Convertible Notes are subject to various sales, operating and manufacturing performance criteria, which were revised in March 2014 (the amendment revising the performance criteria is filed as an exhibit to our 2013 Annual Report). The Amended and Restated Reimbursement Notes were due and payable on April 26, 2014. To preserve its cash reserves, the Company elected not to pay the $0.6 million due, and MHR has not yet demanded payment. Instead, the Company will begin to pay interest on the principal due under the terms of the Amended and Restated Reimbursement Notes. Please see Note 8 to the Financial Statements contained in this Quarterly Report for a detailed description of the transactions contemplated by the Restructuring Agreement (the “Restructuring”).

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

On January 21, 2014, the Company received approximately $1.7 million from the sale of approximately $20.8 million unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. Based on this receipt and upon the receipt of the $10 million payment from Novo Nordisk, described above, the Company estimates that it will have sufficient cash to prepare for the market development and domestic launch of, and explore global markets opportunities for, oral Eligen® B12 Rx, and otherwise continue operations through approximately the beginning of the 3rd Quarter 2014. However, we do not have sufficient resources to support a full commercial launch of oral Eligen® B12 Rx in the U.S. market or to develop fully any new products or technologies unless we are able to raise additional capital on acceptable terms or secure funds from new or existing partners. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. The Company is pursuing several courses of action to address its deficiency in capital resources, including the global commercialization of B12, seeking new partnerships, leveraging existing partnerships, and capital markets financings. While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. The Company estimates that if we fail to raise additional capital or obtain substantial cash inflows from existing or new partners during the third quarter of 2014, the Company could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2013, 2012 and 2011 include an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014 for detailed explanations of its critical accounting estimates, which have not changed during the period ended March 31, 2014.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities. As further described in Note 9 to our Financial Statements set forth in Part I, Item 1 of this Report, at March 31, 2014, the estimated fair value of derivative instruments was $16.8 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, Amended and Restated Reimbursement Notes, and Amended and Restated June 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives
(in thousands)
25% increase in stock price	$2,728
50% increase in stock price	5,425
5% increase in assumed volatility	293
25% decrease in stock price	(2,784)
50% decrease in stock price	(5,314)
5% decrease in assumed volatility	(334)

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 31, 2014, including:

Financial Risks

•	We have a history of operating losses and we may never achieve profitability. Our failure to raise capital when needed would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations. The Company estimates that if we fail to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the third quarter of 2014, the Company could be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2013 contained a going concern explanatory paragraph.

•	We may not be able to meet the covenants detailed in the Amended and Restated Convertible Notes, Amended and Restated Reimbursement Notes, and Amended and Restated Bridge Notes issued to MHR in May 2013 (collectively, the “Amended and Restated MHR Notes”), which could result in an increase in the interest rate on the Amended and Restated MHR Notes and/or accelerated maturity of the Amended and Restated MHR Notes, which we would not be able to satisfy. The Amended and Restated MHR Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and if we default on our obligations under the Amended and Restated MHR Notes, MHR may elect to foreclose on such assets, in which event we would be required to cease operations.

Risks Related to our Business

•	Our business will suffer if we fail or are delayed in developing and commercializing our oral Eligen® B12 Rx product.

•	We are highly dependent on the clinical success of our product candidates.

•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our collaborative partners are free to develop competing products.

•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

•	We are dependent on third parties to manufacture and test our products.

•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry

•	Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost. More specifically, the regulatory approval process for nonprescription product candidates will likely vary by the nature of the therapeutic molecule being delivered.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We face rapid technological change and intense competition.

Other Risks

•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers or prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.

•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report for the year ended December 31, 2013 on Form 10-K as filed with the SEC on March 31, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Emisphere Technologies, Inc.

Date: May 14, 2014	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014
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