Form 10-Q
period 2014-06-30
EMISPHERE TECHNOLOGIES INC
filed 2014-08-14
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of August 12, 2014 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

June 30, 2014 and December 31, 2013

(in thousands, except share and per share data)

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,010	$4,053
Inventories	231	230
Prepaid expenses and other current assets	615	622

Total Current Assets	1,856	4,905
Equipment and leasehold improvements, net	33	40
Security deposits	24	34

Total assets	$1,913	$4,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable - related party, net of discount	$639	$556
Accounts payable and accrued expenses	605	1,539
Derivative instruments
Related party	6,817	3,638
Others	723	540
Other current liabilities	—	30

Total current liabilities	8,784	6,303

Notes payable - related party, net of discount	34,383	32,523
Derivative instruments - Related party	15,261	11,331
Deferred revenue, non-current	41,616	41,616
Deferred lease liability	3	7

Total liabilities	100,047	91,780

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 4,000,000 shares at June 30, 2014 and 2,000,000 shares at December 31, 2013; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 400,000,000 shares at June 30, 2014 and 200,000,000 shares at December 31, 2013; issued 60,977,210 shares (60,687,478 outstanding) as of June 30, 2014 and December 31, 2013	610	610
Additional paid-in-capital	405,394	405,300
Accumulated deficit	(500,186)	(488,759)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(98,134)	(86,801)

Total liabilities and stockholders’ deficit	$1,913	$4,979

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three and six months ended June 30, 2014 and 2013

(in thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—

Costs and expenses:
Research and development	289	137	651	371
General and administrative	1,247	1,649	3,226	3,115
Depreciation and amortization	3	2	7	4
Loss on fixed assets	—	—	—	10

Total costs and expenses	1,539	1,788	3,884	3,500

Operating loss	(1,539)	(1,788)	(3,884)	(3,500)

Other non-operating income (expense):
Other income	—	1	10	65
Change in fair value of derivative instruments
Related party	(4,864)	(10,780)	(6,145)	(10,507)
Other	(198)	(224)	(183)	(157)
Interest expense, related party	(1,468)	(1,191)	(2,909)	(2,307)

Total other non-operating income (expense)	(6,530)	(12,194)	(9,227)	(12,906)

Loss before income tax benefit	(8,069)	(13,982)	(13,111)	(16,406)
Income tax benefit	—	—	1,684	—

Net loss	$(8,069)	$(13,982)	$(11,427)	$(16,406)

Net loss per share, basic and diluted	$(0.13)	$(0.23)	$(0.19)	$(0.27)

Weighted average shares outstanding, basic and diluted	60,687,478	60,687,478	60,687,478	60,687,478

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2014 and 2013

(in thousands)

(unaudited)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(11,427)	$(16,406)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	7	4
Change in fair value of derivative instruments	6,328	10,664
Non-cash interest expense	2,909	2,307
Non-cash compensation expense	94	82
Loss on disposal of fixed assets	—	10
Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	—	1
Increase in inventory	(1)	—
Decrease in prepaid expenses and other current assets	7	2
Decrease in security deposits	10	—
Increase in deferred revenue	—	10,002
Decrease in accounts payable and accrued expenses	(936)	(188)
Decrease in other current liabilities	(30)	—
Decrease increase in deferred lease liability	(4)	33

Total adjustments	8,384	22,917

Net cash (used in) provided by operating activities	(3,043)	6,511

Cash flows from investing activities:
Purchase of fixed assets	—	(27)
Decrease in restricted cash		247

Net cash provided by investing activities	—	220

Net cash used in financing activities – payment of fees associated with debt modification	—	(497)

Net (decrease) increase in cash and cash equivalents	(3,043)	6,234
Cash and cash equivalents, beginning of period	4,053	1,484

Cash and cash equivalents, end of period	$1,010	$7,718

Schedule of non-cash financing activities
Debt discounts issued in debt modification	$—	$4,041
Conversion of accrued interest to Notes Payable	$2,521	$677

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations and Liquidity

Nature of Operations. Emisphere Technologies, Inc. (“Emisphere,” “the Company,” “our,” “us,” or “we”) is a specialty pharmaceutical company that has been transformed from a delivery systems development company into a broader commercial-stage entity.

Assuming the Company is successful in securing necessary funding, of which there can be no assurance, it plans to commence its launch efforts for its first commercial product, oral Eligen® B12 Rx, during the remainder of 2014. The Company believes that oral Eligen® B12 Rx meets significant unmet patient and medical needs by combining B12 with our proprietary delivery system technology to provide a therapeutic equivalent to vitamin B12 injections. All key oral Eligen® B12 Rx launch initiatives are in progress and on schedule to be introduced in the United States during the first quarter of 2015. Additionally, the Company is currently engaged in multiple late-stage ex-US oral Eligen® B12 Rx licensing discussions.

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

Our core business strategy is to pursue the commercialization of oral Eligen® B12 Rx, build new, high-value partnerships and continue to expand upon existing partnerships, evaluate commercial opportunities for new prescription medical foods, reprioritize our product pipeline, and promote new uses for our Eligen® Technology, a broad-based proprietary oral drug delivery platform which makes it possible to avoid injections for drug administration through the use of delivery agents or “carriers” which facilitate or enable transport of therapeutic molecules, including large peptides and proteins, across biological membranes such as those of the gastrointestinal tract. Our delivery agents, or “carriers”, have no known pharmacological activity in the amounts used to enhance oral drug delivery and therefore may be considered excipients.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of June 30, 2014, our accumulated deficit was approximately $500.2 million; our stockholders’ deficit was $98.1 million. Our net loss was $8.1 million and $14.0 million for the three months ended June 30, 2014 and 2013, respectively and $11.4 million and $16.4 million for the six months ended June 30, 2014 and 2013 respectively. On June 30, 2014 we had approximately $1.0 million cash.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments.

As of June 30, 2014, the Company’s obligations included approximately $38.3 million (face value) under the amended and restated Convertible Notes (the “Amended and Restated Convertible Notes”), approximately $0.6 million (face value) under the amended and restated Reimbursement Notes (the “Amended and Restated Reimbursement Notes”), and approximately $1.7 million (face value) under the amended and restated Bridge Notes (the “Amended and Restated Bridge Notes”). The Amended and Restated Convertible Notes are subject to various sales, operating and manufacturing performance criteria, which were revised in March 2014. The Amended and Restated Reimbursement Notes were due and payable on April 26, 2014. To preserve its cash reserves, the Company elected not to pay the $0.6 million due, and MHR has not yet demanded payment. Instead, the Company intends to pay interest as provided in Note 8 below.

Without additional financing, we do not have sufficient resources to support a full commercial launch of oral Eligen® B12 Rx in the U.S. market or fully develop any new products or technologies. We must raise additional capital on acceptable terms or secure funds from new or existing partners if we are to continue to operate. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. The Company is pursuing several courses of action to address its deficiency in capital resources, including the global commercialization of B12, seeking new partnerships, leveraging existing partnerships, and capital markets financings. While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. If we fail to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the end of the third quarter of 2014, we could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2013, 2012 and 2011 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

For further discussion, see Part II, Item 1A “Risk Factors.”

2. Basis of Presentation

The condensed balance sheet at December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our 2013 Annual Report. Results of operations for the six-month period ended June 30, 2014 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

3. Stock-Based Compensation Plans

On April 20, 2007, our stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to our executive officers and other employees, and non-employee directors, consultants and others who provide substantial services to us. The 2007 Plan provides for the issuance of an aggregate 9,106,716 shares as follows: 7,500,000 new shares, 1,205,646 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors. As of June 30, 2014, shares available for future grants under all of our equity plans amounted to 4,698,766.

Total compensation expense recorded during the three and six months ended June 30, 2014 for share-based payment awards was $0.05 million and $0.09 million. At June 30, 2014, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.1 million which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the three or six months ended June 30, 2014. No tax benefit was realized due to a continued pattern of operating losses.

During the six months ended June 30, 2014, the Company granted 280,000 options which included 40,000 options to each of the Company’s directors: John Harkey, Jr., Timothy McInerney, Jacob Plotsker, Dr. Mark Rachesky, Timothy Rothwell, and Dr. Michael Weiser; and Michael Garone, Chief Financial Officer. The options were valued on the grant date at $52 thousand using the Black Scholes pricing model.

4. Inventories

Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of work in process at June 30, 2014 and December 31, 2013.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2014 (unaudited)	December 31, 2013
	(in thousands)
Prepaid corporate insurance	$107	$92
Deposit on inventory	477	477
Prepaid expenses and other current assets	31	53

	$615	$622

6. Fixed Assets

	Useful Lives in Years	June 30, 2014 (unaudited)	December 31, 2013
		(in thousands)
Equipment	3-7	$601	$601
Leasehold improvements	Term of lease	27	27

		628	628
Less, accumulated depreciation and amortization		595	588

Equipment and leasehold improvements, net		$33	$40

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2014 (unaudited)	December 31, 2013
	(In thousands)
Accounts payable and other accrued expenses	$342	$525
Accrued legal, professional fees and other	198	967
Accrued vacation	65	47

	$605	$1,539

8. Notes Payable

Notes payable, net of related discounts, consists of the following:

	June 30, 2014 (unaudited)	December 31, 2013
	(in thousands)
Amended and Restated Convertible Notes	$34,067	$32,230
Amended and Restated Reimbursement Notes	639	556
Amended and Restated Bridge Notes	316	293

	35,022	33,079
Less: Current portion	639	556

Non-current Notes payable, net of related discounts	$34,383	$32,523

Amended and Restated Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “Loan Agreement”) executed with MHR. Under the Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for 11% senior secured convertible notes (collectively, the “Convertible Notes”) with substantially the same terms as the Loan Agreement, except that the Convertible Notes were convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. In connection with the Convertible Notes exchange, the Company agreed to appoint a representative of MHR (the “MHR Nominee”) and another person (the “Mutual Director”) to the Board. Further, the Company agreed to amend, and in January 2006 did amend, its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board so long as MHR holds at least 2% of the outstanding common stock of the Company. The Convertible Notes were due on September 26, 2012. As of September 27, 2012, the Company was in default under the terms of the Convertible Notes as a result of its failure to pay approximately $30.5 million in principal and interest due and payable on September 26, 2012. On April 26, 2013, the Company entered into the Restructuring Agreement with MHR regarding the restructuring of the terms of the Company’s obligations under certain promissory notes issued to MHR, including the Convertible Notes. On May 7, 2013, the Company and MHR consummated the Restructuring. Pursuant to the Restructuring, the Company issued to MHR the Amended and Restated Convertible Notes that are convertible into shares of our common stock at a price per share of $1.25 (subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), bear interest at 13% per annum, compounded monthly and payable in the form of additional Amended and Restated Convertible Notes on June 30th and December 31st of each year, and are due on September 26, 2017, subject to acceleration upon the occurrence of specified events of default, including the failure to meet certain sales, operating, and manufacturing performance milestones. These sales, operating and manufacturing performance criteria were revised in March 2014, and again in August 2014; specifically, the product sales milestone originally scheduled for achievement by December 31, 2014, which was extended to April 1, 2015, has now been waived, such waiver to be effective through December 31, 2015, the operating milestone requiring entry into a license or distribution agreement for the Company’s Eligen B-12 product in one of multiple pre-approved jurisdictions by December 31, 2013 was eliminated; the operating milestone requiring entry into a license or distribution agreement for the Company’s Eligen B-12 product in two of multiple pre-approved jurisdictions by December 31, 2014 was extended to April 1, 2015, and the manufacturing milestone requiring the production of a specified quantity of Eligen B-12 tablets was extended from April 26, 2014 to December 31, 2014. If we fail to meet our obligations under the terms of these Notes, or fail to meet any of the sales, operating or manufacturing performance criteria included in the Amended and Restated Convertible Notes, we would be in default under the terms of the Notes, which would give MHR the option of foreclosing on substantially all of our assets. The Amended and Restated Convertible Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets, and must be redeemed from time to time pursuant to a cash sweep of approximately 40% of the Company’s Consolidated Free Cash Flow (as defined in the Amended and Restated Convertible Notes). As of June 30, 2014, the Amended and Restated Convertible Notes were convertible into 30,668,417 shares of our common stock.

Amended and Restated Reimbursement Notes. On June 8, 2010, the Company issued to MHR certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 (collectively, the “Reimbursement Notes”) in reimbursement for legal expenses incurred by MHR in connection with MHR’s agreement to, among other things, waive certain rights as a senior secured party of the Company and enter into a non-disturbance agreement with the Company’s collaboration partner Novartis Pharma AG, and, if necessary, to enter into a comparable agreement in connection with another potential Company transaction. The Reimbursement Notes were originally due and payable on June 4, 2012, which date was extended to September 26, 2012 by agreement with MHR. The Company imputed interest at the time of issuance of the Reimbursement Notes at its incremental borrowing rate of 10%, and discounted the face amounts of the Reimbursement Notes by $25,000 in the aggregate. As of September 27, 2012, the Company was in default under the terms of the Reimbursement Notes as a result of its failure to pay to MHR $600,000 in principal due and payable on September 26, 2012. Based on this default, the default interest rate of 10% per annum applied to the Reimbursement Notes effective as of September 27, 2012. Pursuant to the Restructuring, the Company issued to MHR amended and restated Reimbursement Notes (the “Amended and Restated Reimbursement Notes”). The Amended and Restated Reimbursement Notes are convertible into shares of our common stock at a price per share of $0.50 (which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), were non-interest bearing (other than default interest), and were due April 26, 2014 (subject to acceleration upon the occurrence of specified events of default). The Amended and Restated Reimbursement Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. To preserve its cash reserves, the Company elected not to pay the $0.6 million balance due on April 26, 2014, and MHR has not yet demanded payment. Non-payment at maturity is not a condition of default of the Amended and Restated Reimbursement Notes. Instead, the Company will begin to pay interest on the principal due under terms of the Amended and Restated Reimbursement Notes that provided that after the Maturity Date, interest shall be payable on the unpaid principal balance from time to time outstanding at a rate equal to ten percent (10%) per annum, compounded monthly, and will be payable in arrears semi-annually on each June 30th and December 31st in kind through issuance of additional Reimbursement Notes. Interest shall be calculated on the basis of a 360-day year times the actual number of days elapsed, until paid in full. As of June 30, 2014, the Amended and Restated Reimbursement Notes were convertible into 1,297,819 shares of our common stock.

Amended and Restated Bridge Notes. On October 17, 2012, the Company issued to MHR promissory notes (the “Bridge Notes”) in the aggregate principal amount of $1,400,000. The Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. Pursuant to the Restructuring, the Company issued to MHR amended and restated Bridge Notes (the “Amended and Restated Bridge Notes”), that are convertible into shares of our common stock at a price per share of $0.50 per share (which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company), bear interest at 13% per annum, compounded monthly and payable in the form of additional Amended and Restated Bridge Notes on June 30 th and December 31 st of each year, and are due on September 26, 2017 (subject to acceleration upon the occurrence of specified events of default). The Amended and Restated Bridge Notes are collateralized by a first priority lien in favor of MHR on substantially all of the Company’s assets. As of June 30, 2014, the Amended and Restated Bridge Notes were convertible into 3,472,819 shares of our common stock.

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

The carrying value of the MHR Obligations is comprised of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Amended and Restated Convertible Notes	$38,335	$35,935
Amended and Restated Reimbursement Notes	649	637
Amended and Restated Bridge Notes	1,736	1,627
Unamortized discounts	(5,698)	(5,120)

	$35,022	$33,079

9. Derivative Instruments

Derivative instruments consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Amended and Restated Convertible Notes	$13,783	$10,371
Amended and Restated Reimbursement Notes	—	7
Amended and Restated Bridge Notes	1,478	960
Amended and Restated August 2009 Warrants	1,141	597
Amended and Restated June 2010 MHR Warrants	353	249
Amended and Restated August 2010 Warrants	802	420
August 2010 Investor Warrants	153	171
Amended and Restated August 2010 MHR Waiver Warrants	298	156
Amended and Restated July 2011 Warrants	921	482
July 2011 Investor Warrants	570	369
Amended and Restated July 2011 MHR Waiver Warrants	243	127
May 2013 MHR Modification Warrants	3,059	1,600

	$22,801	$15,509

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

Embedded Conversion Feature of Amended and Restated Notes. The Amended and Restated Convertible Notes, the Amended and Restated Reimbursement Notes, and the Amended and Restated Bridge Notes (collectively, the “Amended and Restated Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the Amended and Restated Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the Amended and Restated Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability associated with the Amended and Restated Convertible Notes and the Amended and Restated Bridge Notes has been presented as a non-current liability as of June 30, 2014 and December 31, 2013, to correspond to its host contract. The liability associated with the Amended and Restated Reimbursement Notes has been presented as a current liability as of June 30, 2014 and December 31, 2013 to correspond to its host contract.

Amended and Restated Convertible Notes. In addition to the foregoing, the adjustment provision of the Amended and Restated Convertible Notes does not become effective unless and until the Company raises $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. The fair value of the embedded conversion feature of the Amended and Restated Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of June 30, 2014 are a closing stock price of $0.34, a conversion price of $1.25, expected volatility of 168% over the remaining term of three years and three months, and a risk free rate of 0.97%. The fair value of the embedded conversion feature of the Amended and Restated Convertible Notes increased $3.2 million and $3.4 million for the three and six months ended June 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Amended and Restated Reimbursement Notes. The fair value of the embedded conversion feature of the Amended and Restated Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. Due to the low probability of the occurrence of an exercise price reset feature over the estimated term of three months, the fair value of the embedded conversion feature at June 30, 2014 was deemed to be $0. The fair value of the embedded conversion feature of the Amended and Restated Reimbursement Notes feature decreased by $1.0 thousand and $7 thousand for the three and six months June 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Amended and Restated Bridge Notes. The fair value of the embedded conversion feature of the Amended and Restated Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of June 30, 2014 are a closing stock price of $0.34, conversion price of $0.50, expected volatility of 168% over the remaining term of three years and three months, and a risk free rate of 0.97%. The fair value of the embedded conversion feature of the Amended and Restated Bridge Notes increased $0.4 million and $0.5 million for the three and six months ended June 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the Restructuring, on May 7, 2013 the Company amended and restated the Original Warrants such that the expiration date of the Original Warrant was extended to July 8, 2019 and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2010 Warrants”). The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24 month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of June 30, 2014 are a closing stock price of $0.34, exercise price $0.50, expected volatility of 153 % over the remaining term of five years and a risk-free rate of 1.63%. The fair value of the Amended and Restated June 2010 MHR Warrants increased $0.1 million and $0.1 million for the three and six months ended June 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stocks at various times from 2009 through 2011, as described more fully below (the August 2009 Warrants, August 2010 Warrants, August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the Restructuring, on May 7, 2013 the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019 and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”) . Under the terms of each of the Amended and Restated Warrants, as well as the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the Original Warrants as of June 30, 2014 are a closing stock price of $0.34, exercise price of $0.50 expected volatility of 153% over the remaining term of five years, and a risk-free rate of 1.62%. The assumptions used in computing the fair value of the Investor Warrants, as well as the fair value of each of the Warrants and any other relevant terms, are described below.

Amended and Restated August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 3.7 million shares of common stock to MHR (the “August 2009 Warrants”, and as amended and restated, the “Amended and Restated August 2009 Warrants”). The fair value of the Amended and Restated August 2009 Warrants increased $0.4 million and $0.5 million for the three and six months ended June 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Amended and Restated August 2010 Warrants. In connection with an equity financing conducted in August 2010 (the “August 2010 Financing”), Emisphere sold warrants to purchase 2.6 million shares of common stock to MHR (the “August 2010 MHR Warrants”). The fair value of the Amended and Restated August 2010 Warrants increased $0.3 million and $0.4 million for the three and six months ended June 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

August 2010 Investor Warrants. Also in connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The Company received proceeds of $0.2 million from the exercise of these warrants. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of June 30, 2014 are a closing stock price of $0.34, exercise price of $1.26, expected volatility of 121.99% over the remaining term of one-year and two-months, and a risk-free rate of 0.11%. The fair value of the August 2010 Investor Warrants increased $5 thousand for the three months ended June 30, 2014 and decreased $18 thousand for the six months ended June 30, 2014, which has been recognized in the accompanying statement of operations.

Amended and Restated August 2010 MHR Waiver Warrants. Also in connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 Waiver Warrants”). The fair value of the Amended and Restated August 2010 Waiver Warrants increased $0.1 million and $0.1 million for the three and six months ended June 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Amended and Restated July 2011 MHR Warrants. In connection with an equity financing conducted in July 2011 (the “July 2011 Financing”), Emisphere sold warrants to purchase 3.01 million shares of common stock to MHR (the “July 2011 MHR Warrants”). The fair value of the Amended and Restated July 2011 MHR Warrants increased $0.3 million and $0.4 million for the three and six months ended June 30, 2014, respectively, which has been recorded in the accompanying statement of operations.

July 2011 Investor Warrants. Also in connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). As of June 30, 2014, all of the July 2011 Warrants were exercisable at $1.09 per share and had an expiration date of July 6, 2016. The assumptions used in computing the fair value of the July 2011 Warrants as of June 30, 2014 are a closing stock price of $0.34, exercise price of $1.09, expected volatility of 156.29% over the remaining term of two years, and a risk-free rate of 0.47% The fair value of the July 2011 Investor Warrants increased $0.2 million and $0.2 million for the three and six months ended June 30, 2014, respectively, which has been recorded in the statement of operations.

Amended and Restated July 2011 MHR Waiver Warrants. Also in connection with the July 2011 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the July 2011 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 795,000 shares of its common stock (the “July 2011 Waiver Warrants”). The fair value of the Amended and Restated July 2011 MHR Waiver Warrants increased $80 thousand and $116 thousand for the three and six months ended June 30, 2014, respectively, which has been recorded in the statement of operations.

2013 Restructuring Warrants. On May 7, 2013 the Company issued to MHR warrants to purchase 10 million shares of its common stock (the “2013 Restructuring Warrants”) as part of the Restructuring. The fair value of the 2013 Restructuring Warrants increased $1.0 million and $1.5 million for the three and six months ended June 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

10. Commitments and Contingencies

Commitments.

We lease office space at 4 Becker Farm Road, Roseland, New Jersey under a non-cancellable operating lease expiring in 2017.

As of June 30, 2014, future minimum rental payments are as follows:

Years Ending December 31,	(In thousands)
2014(remaining)	$62
2015	136
2016	148
2017	74

Total	$420

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies. In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2014.

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

11. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2013 and June 30, 2014, the Company had no accruals for interest or penalties related to income tax matters. For the six month periods ended June 30, 2014 and 2013, the effective income tax rates were 13% and 0%, respectively. The difference between the Company’s effective income tax rate and the Federal statutory rate of 34% is attributable to state tax benefits and tax credits, offset by changes in the deferred tax valuation allowance. During the six months ended June 30, 2014 we recognized an approximate $1.7 million income tax benefit as a result of proceeds from the sale of $20.8 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

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

13. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

June 30, 2014	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$7,187	$15,614	$22,801

December 31, 2013:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$3,922	$11,587	$15,509

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods ended June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Beginning Balance	$11,587	$309
Derivative liability of embedded conversion feature of the Amended and Restated Bridge Notes	93	1,187
Derivative liability of embedded conversion feature of the Amended and Restated Reimbursement Notes	10	156
Derivative liability of the embedded conversion feature of the Amended and Restated Convertible Notes	863	862
Change in fair value	3,061	9,073

Ending Balance	$15,614	$11,587

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR CAUTIONARY STATEMENT

Certain statements in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations and elsewhere in this report as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include (without limitation) statements regarding the sufficiency of our available capital resources to meet our funding needs; timing of the development and commercialization of our product candidates or potential products that may be developed using our Eligen® Technology; planned or expected studies and trials of oral formulations that utilize our Eligen® Technology; the potential market size, advantages or therapeutic uses of our potential products; and variation in actual savings and operational improvements resulting from restructurings. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under Part II, Item 1A. “Risk Factors” and other factors discussed in connection with any forward-looking statements.

General

Emisphere Technologies, Inc. is a specialty pharmaceutical company that has been transformed from a delivery systems development company into a broader commercial-stage entity. Assuming the Company is successful in securing necessary funding, of which there can be no assurance, it plans to commence its launch efforts for its first commercial product, oral Eligen® B12 Rx or B12, during the remainder of 2014. Oral Eligen® B12 Rx meets significant unmet patient and medical needs by combining vitamin B12 with our proprietary delivery system technology. All key oral Eligen® B12 Rx launch initiatives are in progress and on schedule to be introduced in the United States during the first quarter 2015. Additionally, the Company is currently engaged in multiple late-stage ex-US oral Eligen® B12 Rx licensing discussions.

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

Our website is www.emisphere.com . The contents of that website are not incorporated herein by reference. Investor related questions should be directed to info@emisphere.com .

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

In furtherance of this new strategic direction, spending has been redirected and aggressive cost control initiatives, including the elimination of certain research and development positions, have been implemented in order to allow investment in commercialization resources. To accelerate the commercialization of oral Eligen® B12 and evaluate new opportunities for prescription medical foods and other prescription products under development, the Company hired Mr. Carl V. Sailer in October 2012 to head its commercial efforts. Mr. Sailer has extensive experience in pharmaceuticals products marketing and supply chain management. He has a proven track record of launching new, and enhancing the financial performance of, existing pharmaceutical products by implementing progressive commercial marketing and distribution models. Furthermore, the Company engaged the consulting services of Dr. Carlos de Lecea, M.D., Ph.D., to expand its business development efforts globally. Dr. de Lecea has over 20 years’ experience in business development, including in and out licensing pharmaceutical products and delivery technologies in global markets. Dr. de Lecea also works with Mr. Rubino to expand the application of the Eligen® Technology by taking advantage of its suitability to facilitate oral absorption of emerging peptides and biologic products that are typically only available as injectables or are currently under development. We believe that these products represent tremendous promise for realizing improvements in healthcare and growth in the industry, and that the Eligen® Technology is well suited to deliver many of these molecules safely and efficiently.

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

The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During the remainder of 2014 we plan to continue to develop our product pipeline utilizing the Eligen® Technology with prescription and medical foods product candidates and prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical needs. Medical foods are a distinct product category defined by the Orphan Drug Act of 1988 and an FDA regulation, and encompass foods which are formulated to be consumed or administered enterally under the supervision of a physician and which are intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical and healthcare marketplace and driving company valuation.

To accelerate commercialization of the Eligen® Technology, Emisphere will continue to focus on its two-pronged strategy. First, we will focus on commercializing oral Eligen® B12 Rx (1000 mcg) as a medical food for use by documented B12 deficient individuals in the United States and globally. During the fourth quarter of 2010, the Company completed a clinical trial which demonstrated that both oral Eligen® B12 (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial was published in the July 2011 edition of the journal Clinical Therapeutics (Volume 22, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our oral Eligen® B12 Rx (1000 mcg) product. On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the oral Eligen® B12 formulation was allowed. This new patent (US 8,022,048) provides intellectual property protection for Eligen® B12 through approximately October 2029. Second, we will concentrate on expanding our Eligen® drug delivery technology business, by seeking applications with prescription molecules obtained through partnerships with other pharmaceutical companies for molecules where oral absorption is difficult yet substantially beneficial if proven. We are also working to generate new interest in the Eligen® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. Second, we continue to pursue commercialization of product candidates developed internally. We believe that these internal candidates need to be developed with reasonable investment in an acceptable time period and with a reasonable risk-benefit profile.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013:

	June 30, 2014	June 30, 2013	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses	$1,539	$1,788	$(249)
Operating loss	$(1,539)	$(1,788)	$249
Other non-operating income (expense)	$(6,530)	$(12,194)	$5,664
Loss before income tax benefit	$(8,069)	$(13,982)	$5,913
Income tax benefit	$—	$—	$—
Net loss	$(8,069)	$(13,982)	$5,913

Operating expenses decreased $0.25 million or 14% for the three months ended June 30, 2014 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(94)
Decrease in professional fees	(307)
Decrease in occupancy costs	(9)
Increase in product development costs	152
Increase in depreciation and amortization	2
Increase in other costs	7

$(249)

Human resource costs decreased $94 thousand, or 14%, due primarily to reductions in headcount.

Professional fees decreased $307 thousand, or 37%, due primarily to a $219 thousand financial advisory fee related to the 2013 debt modification that was incurred during the second quarter 2013; a $73 thousand decrease in intellectual property fees and a $15 thousand decrease in other professional fees.

Occupancy costs decreased $9 thousand or 17% due to lower leased real estate costs.

Product development costs increased $152 thousand, or 357%, due primarily to our investment in developing a commercial manufacturing process to prepare for the planned commercial launch of our oral Eligen® B12 Rx product.

Depreciation costs increased $2 thousand or 82%, due to fixed asset acquisitions in 2013.

Other costs increased $7 thousand, or 4%, due primarily to higher insurance premiums of $9 thousand offset by lower operating expenses of $2 thousand.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended June 30,
	2014	2013
Human resource costs, including benefits	38%	38%
Professional fees for legal, intellectual property, accounting and consulting	34%	47%
Occupancy costs	3%	3%
Product development costs	13%	2%
Depreciation and amortization	0%	0%
Other	12%	10%

Other non-operating expense for the three months ended June 30, 2014 decreased $5.7 million, or 46%, in comparison to the same period last year, due primarily to a $6.0 million change in the fair value of derivative instruments, and by a $0.3 million net increase in interest expense.

As a result of the above factors, we had a net loss of $8.1 million for the three months ended June 30, 2014, compared to net loss of $14.0 million for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013:

	June 30, 2014	June 30, 2013	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses	$3,884	$3,500	$384
Operating loss	$(3,884)	$(3,500)	$(384)
Other non-operating income (expense)	$(9,227)	$(12,906)	$3,679
Loss before income tax benefit	$(13,111)	$(16,406)	$3,295
Income tax benefit	$1,684	$—	$1,684
Net loss	$(11,427)	$(16,406)	$4,979

Operating expenses increased $0.38 million or 11% for the six months ended June 30, 2014 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(151)
Increase in professional fees	180
Decrease in occupancy costs	(49)
Increase in product development costs	365
Increase in depreciation and amortization	3
Increase in other costs	36

$384

Human resource costs decreased $151 thousand, or 11%, due primarily to reductions in headcount.

Professional fees increased $180 thousand, or 12%, due primarily to a $367 thousand increase in advisory services related to the Company’s preparations to launch its oral Eligen® B12 Rx product in the U.S., offset by $219 thousand in fees related to the 2013 debt modification.

Occupancy costs decreased $49 thousand or 40% due to relocation of the corporate offices during January 2013.

Product development costs increased $365 thousand, or 459%, due primarily to our investment in developing a commercial manufacturing process to prepare for the planned commercial launch of our oral Eligen® B12 Rx product.

Depreciation costs increased $3 thousand or 67%, due to fixed asset acquisitions in 2013.

Other costs increased $36 thousand, or 10%, due primarily to costs associated with improvements to our IT infrastructure, higher insurance premiums and other operating costs.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended June 30,
	2014	2013
Human resource costs, including benefits	31%	39%
Professional fees for legal, intellectual property, accounting and consulting	45%	44%
Occupancy costs	2%	4%
Product development costs	11%	2%
Depreciation and amortization	0%	0%
Other	11%	11%

Other non-operating expense for the six months ended June 30, 2014 decreased $3.7 million, or 29%, in comparison to the same period last year, due primarily to a $4.3 million change in the fair value of derivative instruments, offset by a $0.6 million net increase in interest and other expense.

On January 21, 2014, the Company received approximately $1.7 million from the sale of approximately $20.8 million unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

As a result of the above factors, we had a net loss of $11.4 million for the six months ended June 30, 2014, compared to net loss of $16.4 million for the six months ended June 30, 2013.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of June 30, 2014, our accumulated deficit was approximately $500.2 million; our stockholders’ deficit was $98.1 million. Our net loss was $8.1 million and $14.0 million for the three months ended June 30, 2014 and 2013, respectively and $11.4 million and $16.4 million for the six months ended June 30, 2014 and 2013 respectively. On June 30, 2014 we had approximately $1.0 million cash.

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments.

As of June 30, 2014, the Company’s obligations included approximately $38.3 million (face value) under the amended and restated Convertible Notes (the “Amended and Restated Convertible Notes”), approximately $0.6 million (face value) under the amended and restated Reimbursement Notes (the “Amended and Restated Reimbursement Notes”), and approximately $1.7 million (face value) under the amended and restated Bridge Notes (the “Amended and Restated Bridge Notes”). The Amended and Restated Convertible Notes are subject to various sales, operating and manufacturing performance criteria, which were revised in March 2014. The Amended and Restated Reimbursement Notes were due and payable on April 26, 2014. To preserve its cash reserves, the Company elected not to pay the $0.6 million due, and MHR has not yet demanded payment. Instead, the Company will begin to pay interest on the principal due under the terms of the Amended and Restated Reimbursement Notes.

Without additional financing, we do not have sufficient resources to support a full commercial launch of oral Eligen® B12 Rx in the U.S. market or fully develop any new products or technologies. We must raise additional capital on acceptable terms or secure funds from new or existing partners if we are to continue to operate. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. The Company is pursuing several courses of action to address its deficiency in capital resources, including the global commercialization of B12, seeking new partnerships, leveraging existing partnerships, and capital markets financings. While our plan is to raise capital and/or to pursue partnering opportunities, we cannot be sure that our plans will be successful. If we fail to raise additional capital or obtain substantial cash inflows from existing or new partners prior to the end of the third quarter of 2014, we could be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2013, 2012 and 2011 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

For further discussion, see Part II, Item 1A “Risk Factors.”

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014 for detailed explanations of its critical accounting estimates, which have not changed during the period ended June 30, 2014.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities. As further described in Note 9 to our Financial Statements set forth in Part I, Item 1 of this Report, at June 30, 2014, the estimated fair value of derivative instruments was $22.8 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, Amended and Restated Reimbursement Notes, and Amended and Restated June 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumptions that have the greatest impact on the determination of fair value is the closing price of our common stock and historical stock price volatility. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives (in thousands)
25% increase in stock price	$5,081
50% increase in stock price	9,148
5% increase in assumed volatility	381
25% decrease in stock price	(4,573)
50% decrease in stock price	(8,665)
5% decrease in assumed volatility	(740)

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

PART II

ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, the Company is not a party to any legal proceedings, and none are known to be contemplated against the Company.

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

Financial Risks

•	We have a history of operating losses and we may never achieve profitability. Our failure to raise capital when needed or satisfy the terms of our new and existing debt arrangements as they become due would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations. The Company estimates that if we fail to raise additional capital or obtain substantial cash inflows from existing or new partners by the end of the third quarter of 2014, the Company could be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2013 contained a going concern explanatory paragraph.

•	We may not be able to meet the covenants detailed in the Amended and Restated Convertible Notes, Amended and Restated Reimbursement Notes, and Amended and Restated Bridge Notes issued to MHR in May 2013 (collectively, the “Amended and Restated MHR Notes”), which could result in an increase in the interest rate on the Amended and Restated MHR Notes and/or accelerated maturity of the Amended and Restated MHR Notes, which we would not be able to satisfy. The Amended and Restated MHR Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and if we default on our obligations under the Amended and Restated MHR Notes, MHR may elect to foreclose on such assets, in which event we would be required to cease operations.

Risks Related to our Business

•	Our business will suffer if we fail or are delayed in developing and commercializing our oral Eligen® B12 Rx product.

•	We are highly dependent on the clinical success of our product candidates.

•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our collaborative partners are free to develop competing products.

•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

•	We are dependent on third parties to manufacture and test our products.

•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry

•	Our future business success depends heavily upon regulatory approvals and compliance with regulatory requirements, which can be difficult to obtain or maintain for a variety of reasons, including cost. More specifically, the regulatory approval process for prescription and nonprescription product candidates will likely vary by the nature of the therapeutic molecule being delivered.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We face rapid technological change and intense competition.

Other Risks

•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers or prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.

•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

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

Emisphere Technologies, Inc.

Date: August 14, 2014	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014
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