Form 10-Q
period 2014-09-30
EMISPHERE TECHNOLOGIES INC
filed 2014-11-14
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 12, 2014 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(in thousands, except share and per share data)

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,986	$4,053
Inventories	694	230
Prepaid expenses and other current assets	354	622

Total Current Assets	5,034	4,905
Equipment and leasehold improvements, net	29	40
Security deposits	24	34

Total assets	$5,087	$4,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable - related party, net of discount	$—	$556
Accounts payable and accrued expenses	1,011	1,539
Derivative instruments
Related party	7,830	3,638
Others	575	540
Other current liabilities	—	30

Total current liabilities	9,416	6,303
Notes payable - related party, net of discount	40,461	32,523
Accrued interest	671	—
Derivative instruments - Related party	25,312	11,331
Deferred revenue, non-current	41,616	41,616
Deferred lease liability	9	7

Total liabilities	117,485	91,780

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 4,000,000 shares at September 30, 2014 and 2,000,000 shares at December 31, 2013; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 400,000,000 shares at September 30, 2014 and 200,000,000 shares at December 31, 2013; issued 60,977,210 shares (60,687,478 outstanding) as of September 30, 2014 and December 31, 2013	610	610
Additional paid-in-capital	405,503	405,300
Accumulated deficit	(514,559)	(488,759)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(112,398)	(86,801)

Total liabilities and stockholders’ deficit	$5,087	$4,979

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three and nine months ended September 30, 2014 and 2013

(in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—

Costs and expenses:
Research and development	229	243	880	614
General and administrative	1,887	1,516	5,113	4,631
Depreciation and amortization	4	2	11	6
Loss on fixed assets	—	—	—	10

Total costs and expenses	2,120	1,761	6,004	5,261

Operating loss	(2,120)	(1,761)	(6,004)	(5,261)

Other non-operating income (expense):
Other income (expense)	(3)	5	8	70
Change in fair value of derivative instruments
Related party	(10,585)	1,255	(16,730)	(9,252)
Other	148	66	(35)	(91)
Interest expense, related party	(1,813)	(1,285)	(4,722)	(3,592)

Total other non-operating income (expense)	(12,253)	41	(21,479)	(12,865)

Loss before income tax benefit	(14,373)	(1,720)	(27,483)	(18,126)
Income tax benefit	—	—	1,684	—

Net loss	$(14,373)	$(1,720)	$(25,799)	$(18,126)

Net loss per share, basic and diluted	$(0.24)	$(0.03)	$(0.43)	$(0.30)
Weighted average shares outstanding, basic and diluted	60,687,478	60,687,478	60,687,478	60,687,478

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2014 and 2013

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(25,799)	$(18,126)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	11	6
Change in fair value of derivative instruments	16,765	9,343
Non-cash interest expense	4,496	3,592
Non-cash compensation expense	203	135
Loss on disposal of fixed assets	—	10
Changes in assets and liabilities excluding non-cash transactions:
Decrease in accounts receivable	—	1
Increase in inventory	(154)	—
Increase (decrease) in prepaid expenses and other current assets	(43)	69
Decrease in security deposits	10	—
Increase in deferred revenue	—	10,002
Decrease in accounts payable and accrued expenses	(528)	(102)
Decrease in other current liabilities	(30)	—
Increase in deferred lease liability	2	1

Total adjustments	20,732	23,057

Net cash (used in) provided by operating activities	(5,067)	4,931

Cash flows from investing activities:
Purchase of fixed assets	—	(27)
Decrease in restricted cash	—	247

Net cash provided by investing activities		220

Cash flows from financing activities:
Proceeds from loan payable	5,000	—
Payment of fees associated with debt modification	—	(497)

Net cash provided by (used in) financing activities	5,000	(497)

Net (decrease) increase in cash and cash equivalents	(67)	4,654
Cash and cash equivalents, beginning of period	4,053	1,484

Cash and cash equivalents, end of period	$3,986	$6,138

Schedule of non-cash financing activities:
Debt discounts issued in debt modification	$—	$4,041
Conversion of accrued interest to notes payable	$3,258	$677

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations and Liquidity

Nature of Operations. Emisphere Technologies, Inc. (“Emisphere,” “the Company,” “our,” “us,” or “we”) is a commercial stage, specialty pharmaceutical company. The Company is currently preparing to launch its first prescription product, oral Eligen® B12, in the U.S. Beyond Eligen® B12, the Company utilizes its proprietary Eligen® Technology to create new oral formulations of therapeutic agents. Emisphere is currently partnered with global pharmaceutical companies for the development of new orally delivered therapeutics.

During August 2014 the Company secured funding to commence launch efforts for its first commercial product, oral Eligen® B12 Rx. All key oral Eligen® B12 Rx launch initiatives are in progress and on schedule to be introduced in the United States during the first quarter of 2015. Additionally, the Company is currently engaged in multiple ex-U.S. oral Eligen® B12 Rx licensing discussions.

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

Our core business strategy is to pursue the commercialization of oral Eligen® B12 Rx, build new, high-value partnerships and continue to expand upon existing partnerships, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen® Technology, a broad-based proprietary oral drug delivery platform which makes it possible to avoid injections for drug administration through the use of delivery agents, or “carriers,” which facilitate or enable transport of therapeutic molecules, including large peptides and proteins, across biological membranes such as those of the gastrointestinal tract. Our delivery agents have no known pharmacological activity in the amounts used to enhance oral drug delivery and therefore may be considered excipients.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of September 30, 2014, our accumulated deficit was approximately $514.6 million; our stockholders’ deficit was $112.4 million. Our net loss was $14.4 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively and $25.8 million and $18.1 million for the nine months ended September 30, 2014 and 2013 respectively. On September 30, 2014 we had approximately $4.0 million cash. We have limited capital resources and operations to date have been funded with the proceeds from private and public debt and equity financings, collaborative research agreements and income earned on investments.

As of September 30, 2014, the Company’s obligations included approximately $39.0 million (face value) under its Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $5.0 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.7 million (face value) under its Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $1.8 million (face value) under its Second Amended and Restated Bridge Notes (the “Bridge Notes”). The Convertible Notes and the Loan Agreement are subject to various sales, operating and manufacturing performance criteria.

Under the terms of the Loan Agreement, described in Note 8 to the Financial Statements, Emisphere may borrow, at specified times and based on the attainment of specified performance milestones, up to an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen® B12 Rx Product. The new loan facility will mature on December 31, 2019 and bear interest at a rate of 13% per year. The first borrowing under the Loan Agreement occurred on August 20, 2014 in an original principal amount of $5.0 million, and the second occurred on November 4, 2014 in an original principal amount of $3.0 million. Subject to achieving certain operational milestones relating to the timely manufacture and commencement of sales of Eligen® B12, of which there can be no assurance, the Company may request three additional borrowings under the Loan Agreement as follows: up to $5.0 million in the first quarter of 2015, up to $5.0 million in the second quarter of 2015, and up to $2.0 million in the third quarter of 2015.

We believe the Loan Agreement, assuming attainment of the milestones, will provide sufficient capital to support the commercial launch of oral Eligen® B12 Rx in the U.S. market and to continue operations through the end of 2015. The Company’s future capital requirements beyond 2015 and financial success depend largely on the commercial success of our oral Eligen® B12 Rx product and our ability to leverage existing as well as securing new partnering opportunities. This is no assurance that our plans will be successful. If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen® B12 Rx or obtain substantial cash inflows from existing or new partners or other sources prior to the end 2015, we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2013, 2012 and 2011 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

2. Basis of Presentation

The condensed balance sheet at December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-k for the year ended December 31, 2013. Results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

3. Stock-Based Compensation Plans

On April 20, 2007, our stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to our executive officers and other employees, and non-employee directors, consultants and others who provide substantial services to us. The 2007 Plan provides for the issuance of an aggregate 9,106,716 shares as follows: 7,500,000 new shares, 1,205,646 shares remaining and transferred from the Company’s 2000 Stock Option Plan (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors. As of September 30, 2014, shares available for future grants under all of our equity plans amounted to 4,523,766.

Total compensation expense recorded during the three and nine months ended September 30, 2014 and 2013 for share-based payment awards was $0.1 million and $0.2 million and $0.05 million and $0.14 million, respectively. At September 30, 2014, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.1 million which is expected to be recognized over a weighted-average period of approximately two years. No options were exercised in the three or nine months ended September 30, 2014. No tax benefit was realized due to a continued pattern of operating losses.

During the nine months ended September 30, 2014, the Company granted 455,000 options which included 215,000 options to Timothy Rothwell, Chairman of the Board, 40,000 options to each of the Company’s other outside directors, and 40,000 options to Michael Garone, Chief Financial Officer. The options were valued on the grant date at $132 thousand using the Black Scholes pricing model.

The following weighted-average assumptions were used for grants made under the stock option plans for the nine months ended September 30, 2014:

Expected volatility	143-145%
Expected term	6.8 years
Risk free rate	1.97-2.22%
Dividend yield	0%
Annual forfeiture rate	14.5%

4. Inventories

Inventories are stated at the lower of cost or market determined by the first in, first out method. Inventories consist principally of work in process at September 30, 2014 and December 31, 2013.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2014 (unaudited)	December 31, 2013
	(in thousands)
Prepaid corporate insurance	$37	$92
Deposit on inventory	67	477
Prepaid expenses and other current assets	250	53

	$354	$622

6. Fixed Assets

	Useful Lives in Years	September 30, 2014 (unaudited)	December 31, 2013
		(in thousands)
Equipment	3-7	$601	$601
Leasehold improvements	Term of lease	27	27

		628	628
Less: accumulated depreciation and amortization		599	588

Equipment and leasehold improvements, net		$29	$40

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2014 (unaudited)	December 31, 2013
	(In thousands)
Accounts payable	$582	$525
Accrued legal, professional and other fees	360	967
Accrued vacation	69	47

	$1,011	$1,539

8. Notes Payable

Notes payable, net of related discounts, consists of the following:

	September 30, 2014 (unaudited)	December 31, 2013
	(in thousands)
Second Amended and Restated Convertible Notes	$34,494	$32,230
Loan Agreement	5,000	—
Second Amended and Restated Reimbursement Notes	637	556
Second Amended and Restated Bridge Notes	330	293

	40,461	33,079
Less: Current portion	—	556

Non-current Notes payable, net of related discounts	$40,461	$32,523

On August 20, 2014, the Company entered into a series of agreements (the “Transaction Documents”) with MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, and MHR Institutional Partners IIA LP, (collectively, “MHR” or the “Lenders”), for a new loan facility, an extension of the Company’s existing obligations under various promissory notes previously issued to the Lenders, and for payment by the Company of certain royalties to MHR (the “Transaction”).

The Loan Agreement provides for, among other things, a commitment (the “Commitment”) of the Lenders to loan the Company up to $20 million to finance the development, manufacturing, marketing and sale of oral Eligen® B12 Rx (the “B12 Product”). The Company may make five borrowings (each, a “Borrowing”, and collectively, the “Loan”) under the Loan Agreement. The first Borrowing occurred on August 20, 2014 in an original principal amount of $5 million, and the second occurred on November 4, 2014 in an original principal amount of $3 million. Subject to achieving certain operational milestones relating to the timely manufacture and commencement of sales of the B12 Product, of which there can be no assurance, the Company may request three additional Borrowings as follows: up to $5,000,000 in the first quarter of 2015, up to $5,000,000 in the second quarter of 2015, and up to $2,000,000 in the third quarter of 2015.

In addition, as described below, if the Company does not have sufficient cash in excess of the Minimum Cash Balance, as defined below, to pay any Royalties that become due under the Royalty Agreement, as described below, in cash, such Royalties will be paid as an additional Loan under the Loan Agreement by increasing the principal amount outstanding under the Loan Agreement (any such Loan, “Paid-In-Kind Royalties”). The “Minimum Cash Balance” generally means cash on hand (plus certain cash expenditures during such fiscal year that are unrelated to the B12 Product or related products) of at least $10 million (or $15 million, under certain circumstances beginning as early as October 1, 2015), subject to certain permitted deductions.

Except with respect to Paid-In-Kind Royalties incurred under the Loan Agreement after all amounts of principal and interest have previously been paid in full, the Loan will mature on the earlier of (a) December 31, 2019 and, (b) 30 days after the end of any fiscal year in which the Company’s cash (plus certain cash expenditures during such fiscal year that are unrelated to the B12 Product or related products) as of the end of such fiscal year (subject to certain permitted deductions) is more than three times the principal amount of the Loan as of the end of such fiscal year. Paid-In-Kind Royalties incurred under the Loan Agreement after all amounts of principal and interest have previously been paid in full mature one year following the date of incurrence. The Loan bears interest at a rate of 13% per annum (the “Interest Rate”), compounded monthly, and will be payable in kind and in arrears on June 30 and December 31 of each year up to and including the maturity date by increasing the outstanding principal amount of the Loan by the amount of each such interest payment. So long as an event of default under the Loan Agreement (an “Event of Default”) has occurred and is continuing, at the election of MHR, interest shall accrue on the Loan at a rate equal to 2% per annum above the Interest Rate (“Default Rate”). Interest at the Default Rate shall accrue from the initial date of such Event of Default until that Event of Default is cured or waived in writing and shall be payable upon demand and, if not paid when due, shall itself bear interest at the Default Rate. The

Loan must be repaid from time to time prior to maturity pursuant to (a) a cash sweep of 50% of the Company’s adjusted consolidated free cash flow, or 75% of the Company’s adjusted consolidated free cash flow in any year in which the adjusted consolidated free cash flow exceeds $50 million, to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance, (b) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any of the Company’s products other than the B12 Product or related products (the “Non-B12 Products”), subject to the priority described below, and (c) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. The Loan Agreement provides for certain representations and warranties, conditions precedent to the Lenders’ obligation to lend, affirmative and negative covenants of the Company (including, but not limited to, certain milestones in the development of its B12 Products) and Events of Default. As of September 30, 2014, the principal balance and accrued interest of the Loan Agreement was $5.0 million and $0.1 million, respectively.

In connection with the entry into the Loan Agreement, on August 20, 2014, the Lenders and the Company further amended and restated (i) the Convertible Notes issued by the Company to certain of the Lenders, (ii) the Bridge Notes issued by the Company to certain of the Lenders, and (iii) the Reimbursement Notes (and, together with the Convertible Notes and Bridge Notes, the “MHR Notes”). Also, in connection with the entry into the Loan Agreement and the amendment and restatement of the MHR Notes, Institutional Partners IIA and the Company have amended the Pledge and Security Agreement, dated September 26, 2005, as amended, by and between the Company and Institutional Partners IIA to, among other things, secure the Reimbursement Notes and payments due under the Loan Agreement with substantially all of the Company’s assets, and secure the payments due under the Royalty Agreement and Paid-In-Kind Royalties due under the Loan Agreement with the Company’s intellectual property relating to the B12 Products and related products.

Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “2005 Loan Agreement”) executed with MHR. Under the 2005 Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for the predecessor of the Convertible Notes, which were 11% senior secured convertible notes with substantially the same terms as the 2005 Loan Agreement, except that the original Convertible Notes were convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. In connection with the original Convertible Notes exchange, the Company agreed to appoint a representative of MHR (the “MHR Nominee”) and another person (the “Mutual Director”) to the Board. Further, the Company agreed to amend, and in January 2006 did amend, its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board so long as MHR holds at least 2% of the outstanding common stock of the Company. The original Convertible Notes were amended and restated on May 7, 2013 and as described above, amended and restated a second time on August 20, 2014.

The Convertible Notes now provide for a new maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones specified in the Convertible Notes). The interest rate is 13% per annum, compounded monthly, which interest will be payable in the form of additional Convertible Notes. The Convertible Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. After all principal and interest under the Loan Agreement and Reimbursement Notes are repaid, the remaining Convertible Notes must be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of the Company’s adjusted consolidated free cash flow (75% of the Company’s adjusted consolidated free cash flow in any year in which the Company’s adjusted consolidated free cash flow exceeds $50 million) to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance. The Convertible Notes are convertible, at the option of the holders, at a conversion price of $1.25 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Convertible Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. If we fail to meet our obligations under the terms of the Convertible Notes, or fail to meet any of the sales, operating or manufacturing performance criteria included in the Convertible Notes, we would be in default under these notes, which would give MHR the option of foreclosing on substantially all of our assets. As of September 30, 2014, the principal balance and accrued interest of the Convertible Notes were $39.0 million and $0.6 million, respectively; and the Convertible Notes were convertible into 31,224,554 shares of our common stock.

Reimbursement Notes. On June 8, 2010, the Company issued the predecessor to the Reimbursement Notes to MHR in the form of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 in reimbursement for legal expenses incurred by MHR in connection with MHR’s agreement to, among other things, waive certain rights as a senior secured party of the Company and enter into a non-disturbance agreement with the Company’s collaboration partner Novartis Pharma AG, and, if necessary, to enter into a comparable agreement in connection with another potential Company transaction. The original Reimbursement Notes were amended and restated on May 7, 2013 and, as described above, amended and restated again on August 20, 2014.

The Reimbursement Notes provide for a maturity date of the earlier of (a) March 31, 2022 and (b) immediately prior to the time that any amounts outstanding under the Loan Agreement are repaid (subject to acceleration upon the occurrence of certain events of default specified in the Reimbursement Notes), and bear interest at the rate of 10% per annum, compounded monthly, which interest is payable in the form of additional Reimbursement Notes. The Reimbursement Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Reimbursement Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Reimbursement Notes must also be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below. As of September 30, 2014, the principal balance and accrued interest of the Reimbursement Notes were $0.66 million and $7 thousand, respectively; and the Reimbursement Notes were convertible into 1,316,270 shares of our common stock.

Bridge Notes. On October 17, 2012, the Company issued to MHR the predecessor to the Bridge Notes in the aggregate principal amount of $1,400,000. The original Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. The Bridge Notes were amended and restated on May 7, 2013 and amended and, as described above, restated again on August 20, 2014.

The Bridge Notes provide for a maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain events of default specified) and bear interest at 13% per year, compounded monthly and payable in the form of additional Bridge Notes. The Bridge Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Bridge Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Bridge Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. As of September 30, 2014, the principal balance and accrued interest of the Bridge Notes were $1.77 million and $26 thousand, respectively; and the Reimbursement Notes were convertible into 3,537,058 shares of our common stock.

The priority of the cash sweep for Non-B12 Products is as follows: (i) to redeem the Reimbursement Notes, (ii) to prepay principal and interest outstanding under the Loan Agreement; (ii) to reduce the Commitment; (iv) to redeem the Convertible Notes; and (v) to redeem the Bridge Notes.

As a condition to MHR entering into the Loan Agreement and amending and restating the MHR Notes, the Company and MHR entered into a Royalty Agreement (the “Royalty Agreement”) on August 20, 2014 pursuant to which the Company agreed to pay to MHR, subject to specified terms and conditions, royalties in perpetuity (the “Royalties”), commencing as of the date of the Royalty Agreement, in an amount equal to: twenty percent (20%) of all Net Product Sales (as defined in the Royalty Agreement) and any third party payments arising in connection with the sale of the B12 Product and related products, during any fiscal year; provided that, from and after October 1, 2015, if no amount of indebtedness is outstanding under the Loan Agreement (the “Indebtedness Repayment Condition”), such amount shall be reduced to (i) five percent (5%) of all Net Sales and third party payments commencing with the first quarter immediately following the quarter in which the Indebtedness Repayment Condition is satisfied, or (ii) two and one half percent (2.5%) of all Net Sales commencing with the quarter immediately following the quarter in which the Indebtedness Repayment Condition is satisfied, but only with respect to the Net Sales made in any country in which there was not a Valid Patent Claim (as defined in the Royalty Agreement) and where generic entry of a competitive product not by the Company or its affiliates that does not infringe a Valid Patent Claim in such country has occurred, in each case as of the last day of such Fiscal Quarter. Once the royalty rate has been reduced to 5%, the rate shall not be reinstated to 20% even if amounts become outstanding under the Loan Agreement as a result of Paid-In-Kind Royalties. Payments of Royalties shall be made in cash to the extent such Royalties do not cause the Company’s cash as of the end of any year to be less than the Minimum Cash Balance, and otherwise shall be paid as Paid-In-Kind Royalties.

If any Royalties become due under the Royalty Agreement when the royalty rate is 5% or 2.5%, the amount outstanding under the Loan Agreement, Convertible Notes and Bridge Notes shall be reduced in an amount equal to such royalty payment, to the extent such payment does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance (the “Royalty Match”), in the following priority: (i) first, to prepay the Loan; (ii) second, to redeem the Convertible Notes; and (iii) finally, to redeem the Bridge Notes.

Additional fees paid by Emisphere in connection with the Loan Agreement, MHR Notes and the Royalty Agreement included the reimbursement of $225 thousand of MHR’s professional fees associated with the transaction, which was recorded as interest expense.

We accounted for the modifications to the Company’s obligations to MHR evidenced by the MHR Notes as a troubled debt restructuring under FASC ASC 470-60. As there was only a modification of terms to the existing debt and we did not transfer any assets or equity in a settlement to MHR no gain or loss was recorded on the transaction. The change in cash outflows resulting from the modification of terms are accounted for on a prospective basis. In accordance with FASB ASC 470-60, the $225 thousand of fees were accounted for as a financing fee and included in interest expense on the accompanying statements of operations.

The carrying value of the MHR Notes is comprised of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
	(in thousands)
Convertible Notes	$39,031	$35,935
Reimbursement Notes	658	637
Bridge Notes	1,769	1,627
August 2014 Notes	5,000	—
Unamortized discounts	(5,997)	(5,120)

	$40,461	$33,079

9. Derivative Instruments

Derivative instruments consist of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
	(in thousands)
Convertible Notes	$22,351	$10,371
Reimbursement Notes	871	7
Bridge Notes	2,090	960
Amended and Restated August 2009 Warrants	1,320	597
Amended and Restated June 2010 MHR Warrants	351	249
Amended and Restated August 2010 Warrants	928	420
August 2010 Investor Warrants	110	171
Amended and Restated August 2010 MHR Waiver Warrants	345	156
Amended and Restated July 2011 Warrants	1,065	482
July 2011 Investor Warrants	465	369
Amended and Restated July 2011 MHR Waiver Warrants	282	127
May 2013 MHR Modification Warrants	3,539	1,600

	$33,717	$15,509

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

Embedded Conversion Feature of MHR Notes. The Convertible Notes, the Reimbursement Notes, and the Bridge Notes (collectively, the “Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability associated with the Convertible Notes, Reimbursed Notes and the Bridge Notes has been presented as a non-current liability as of September 30, 2014 and December 31, 2013, to correspond to its host contract.

Convertible Notes. In addition to the foregoing, the adjustment provision of the Convertible Notes does not become effective unless and until the Company raises $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. The fair value of the embedded conversion feature of the Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of September 30, 2014 are a closing stock price of $0.39, a conversion price of $1.25, expected volatility of 140% over the remaining term of seven years and six months, and a risk free rate of 2.24%. The fair value of the embedded conversion feature of the Convertible Notes increased $8.1 million and $10.7 million for the three and nine months ended September 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Reimbursement Notes. The fair value of the embedded conversion feature of the Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the embedded conversion feature at September 30, 2014 are a closing stock price of $0.39, a conversion price of $0.50, expected volatility of 140% over the remaining term of seven years and six months, and a risk free rate of 2.24%. The fair value of the embedded conversion feature of the Reimbursement Notes feature increased by $0.9 million for the three and nine months ended September 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Bridge Notes. The fair value of the embedded conversion feature of the Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of September 30, 2014 are a closing stock price of $0.39, conversion price of $0.50, expected volatility of 140% over the remaining term of seven years and six months, and a risk free rate of 2.24%. The fair value of the embedded conversion feature of the Bridge Notes increased $0.6 million and $1.0 million for the three and nine months ended September 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the Restructuring, on May 7, 2013 the Company amended and restated the Original Warrants such that the expiration date of the Original Warrant was extended to July 8, 2019 and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2010 Warrants”). The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24 month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of September 30, 2014 are a closing stock price of $0.39, exercise price $0.50, expected volatility of 157% over the remaining term of four years and nine months and a risk-free rate of 1.68%. The fair value of the Amended and Restated June 2010 MHR Warrants decreased $2 thousand and increased $102 thousand for the three and nine months ended September 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stock at various times from 2009 through 2011, as described more fully below (the August 2009 Warrants, August 2010 Warrants, August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the Restructuring, on May 7, 2013 the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019 and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”) . Under the terms of each of the Amended and Restated Warrants, as well as the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the Original Warrants as of September 30, 2014 are a closing stock price of $0.39, exercise price of $0.50 expected volatility of 157.49% over the remaining term of four years and nine months, and a risk-free rate of 1.78%. The assumptions used in computing the fair value of the Investor Warrants, as well as the fair value of each of the Warrants and any other relevant terms, are described below.

Amended and Restated August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 3.7 million shares of common stock to MHR (the “August 2009 Warrants”, and as amended and restated, the “Amended and Restated August 2009 Warrants”). The fair value of the Amended and Restated August 2009 Warrants increased $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Amended and Restated August 2010 Warrants. In connection with an equity financing conducted in August 2010 (the “August 2010 Financing”), Emisphere sold warrants to purchase 2.6 million shares of common stock to MHR (the “August 2010 MHR Warrants”). The fair value of the Amended and Restated August 2010 Warrants increased $0.1 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

August 2010 Investor Warrants. Also in connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The Company received proceeds of $0.2 million from the exercise of these warrants. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of September 30, 2014 are a closing stock price of $0.39, exercise price of $1.26, expected volatility of 110.65% over the remaining term of eleven months, and a risk-free rate of 0.13%. The fair value of the August 2010 Investor Warrants decreased $43 thousand and $62 thousand for the three and nine months ended September 30, 2014, which has been recognized in the accompanying statement of operations.

Amended and Restated August 2010 MHR Waiver Warrants. Also in connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 Waiver Warrants”). The fair value of the Amended and Restated August 2010 Waiver Warrants increased $46 thousand and $0.2 million for the three and nine months ended September 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Amended and Restated July 2011 MHR Warrants. In connection with an equity financing conducted in July 2011 (the “July 2011 Financing”), Emisphere sold warrants to purchase 3.01 million shares of common stock to MHR (the “July 2011 MHR Warrants”). The fair value of the Amended and Restated July 2011 MHR Warrants increased $0.1 million and $0.6 million for the three and nine months ended September 30, 2014, respectively, which has been recorded in the accompanying statement of operations.

July 2011 Investor Warrants. Also in connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). As of September 30, 2014, all of the July 2011 Warrants were exercisable at $1.09 per share and had an expiration date of July 6, 2016. The assumptions used in computing the fair value of the July 2011 Warrants as of September 30, 2014 are a closing stock price of $0.39, exercise price of $1.09, expected volatility of 128.44% over the remaining term of one year and nine months, and a risk-free rate of 0.58% The fair value of the July 2011 Investor Warrants decreased $0.1 million for the three months and increased $0.1 million for the nine months ended September 30, 2014, respectively, which has been recorded in the statement of operations.

Amended and Restated July 2011 MHR Waiver Warrants. Also in connection with the July 2011 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the July 2011 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 795,000 shares of its common stock (the “July 2011 Waiver Warrants”). The fair value of the Amended and Restated July 2011 MHR Waiver Warrants increased $38 thousand and $154 thousand for the three and nine months ended September 30, 2014, respectively, which has been recorded in the statement of operations.

2013 Restructuring Warrants. On May 7, 2013 the Company issued to MHR warrants to purchase 10 million shares of its common stock (the “2013 Restructuring Warrants”) as part of the Restructuring. The fair value of the 2013 Restructuring Warrants increased $0.5 million and $1.9 million for the three and nine months ended September 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

10. Commitments and Contingencies

Commitments.

We lease office space at 4 Becker Farm Road, Roseland, New Jersey under a non-cancellable operating lease expiring in 2017.

As of September 30, 2014, future minimum rental payments are as follows:

Years Ending December 31,	(In thousands)
2014(remaining)	$37
2015	136
2016	148
2017	74

Total	$395

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2014.

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

As a condition to MHR entering into the Loan Agreement and amending and restating the MHR Notes, the Company and MHR entered into a Royalty Agreement (the “Royalty Agreement”) on August 20, 2014 providing for the payment by the Company to MHR of certain royalties on the terms and conditions set forth therein (see Note 8).

Under the terms of the Royalty Agreement, the Company agreed to pay to MHR, subject to the terms and conditions of the Royalty Agreement, royalties in perpetuity (the “Royalties”), commencing as of the date of the Royalty Agreement, in an amount equal to: twenty percent (20%) of all Net Product Sales (as defined in the Royalty Agreement) and any third party payments arising in connection with the sale of the B12 Product and related products, during any fiscal year; provided that, from and after October 1, 2015, if no amount of indebtedness is outstanding under the Loan

Agreement (the “Indebtedness Repayment Condition”), such amount shall be reduced to (i) five percent (5%) of all Net Sales and third party payments commencing with the first quarter immediately following the quarter in which the Indebtedness Repayment Condition is satisfied, or (ii) two and one half percent (2.5%) of all Net Sales commencing with the quarter immediately following the quarter in which the Indebtedness Repayment Condition is satisfied, but only with respect to the Net Sales made in any country in which there was not a Valid Patent Claim (as defined in the Royalty Agreement) and where generic entry of a competitive product not by the Company or its affiliates that does not infringe a Valid Patent Claim in such country has occurred, in each case as of the last day of such Fiscal Quarter. Once the royalty rate has been reduced to 5%, the rate shall not be reinstated to 20% even if amounts become outstanding under the Loan Agreement as a result of Paid-In-Kind Royalties. Payments of Royalties shall be made in cash to the extent such Royalties do not cause the Company’s cash as of the end of any year to be less than the Minimum Cash Balance, and otherwise shall be paid as Paid-In-Kind Royalties.

11. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2013 and September 30, 2014, the Company had no accruals for interest or penalties related to income tax matters. For the nine month periods ended September 30, 2014 and 2013, the effective income tax rates were 6% and 0%, respectively. The difference between the Company’s effective income tax rate and the Federal statutory rate of 34% is attributable to state tax benefits and tax credits, offset by changes in the deferred tax valuation allowance. During the nine months ended September 30, 2014 we recognized an approximate $1.7 million income tax benefit as a result of proceeds from the sale of $20.8 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

12. New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact of the new standards.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

13. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

September 30, 2014	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$8,054	$25,663	$33,717

December 31, 2013:	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$3,922	$11,587	$15,509

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods ended September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Beginning Balance	$11,587	$309
Derivative liability of embedded conversion feature of the Bridge Notes	131	1,187
Derivative liability of embedded conversion feature of the Reimbursement Notes	22	156
Derivative liability of the embedded conversion feature of the Convertible Notes	1,291	862
Change in fair value	12,633	9,073

Ending Balance	$25,663	$11,587

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR CAUTIONARY STATEMENT

Certain statements in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations and elsewhere in this report as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include (without limitation) statements regarding the success of our commercialization initiatives; the sufficiency of our cash position; our ability to enter into strategic partnerships; our ability, and that of our partners, to develop, manufacture and commercialize products using our Eligen® technology; planned or expected studies and trials of oral formulations that utilize our Eligen® Technology; the potential market size, advantages or therapeutic uses of our potential products. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under Part II, Item 1A. “Risk Factors” and other factors discussed in connection with any forward-looking statements.

General

Emisphere Technologies, Inc. is a specialty pharmaceutical company preparing to commence commercial operations. The Company is currently preparing to launch its first prescription product, oral Eligen® B12 Rx (1000 mcg.), in the U.S. Oral Eligen® B12 Rx meets significant unmet patient and medical needs by combining vitamin B12 with our proprietary delivery system technology to provide a therapeutic equivalent to vitamin B12 injections. It is a prescription product for use by B12 deficient individuals; and it is the first oral B12 to be supported by published clinical data (Clin Ther. 2011 Jul;33(7):934-45) demonstrating that oral Eligen® B12 restores normal vitamin B12 blood levels in deficient patients as effectively as injectable B12, which is the current medical standard of care. The proprietary Eligen® B12 formulation is covered by a newly issued U.S. Patent (Patent No. 8,022,048) which provides protection through 2029. Beyond oral Eligen® B12 Rx, the Company utilizes its proprietary Eligen® Technology to create new oral formulations of therapeutic agents. Emisphere is currently partnered with global pharmaceutical companies for the development of such new orally delivered therapeutics.

All key oral Eligen® B12 Rx launch initiatives are in progress and on schedule to be introduced in the United States during the first quarter 2015. Additionally, the Company is currently engaged in multiple ex-US oral Eligen® B12 Rx licensing discussions.

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

Funding required to continue developing our product pipeline may be partially paid by income-generated from sales of Eligen® B12 in the U.S., and from license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution. The Company also continues to focus on improving operational efficiency. Annual operating costs have been reduced by approximately 80% from 2008 levels. Its cash burn rate to support continuing operations is less than $6 million per year. Additionally, we expect to accelerate the commercialization of the Eligen® Technology in a cost effective way and to gain operational efficiencies by tapping into advanced scientific processes offered by independent contractors.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013:

	September 30, 2014	September 30, 2013	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses	2,120	1,761	359
Operating loss	(2,120)	(1,761)	(359)
Other non-operating income (expense)	(12,253)	41	(12,294)
Loss before income tax benefit	(14,373)	(1,720)	(12,653)
Income tax benefit	—	—	—
Net loss	$(14,373)	$(1,720)	$(12,653)

Operating expenses increased $359 thousand or 20% for the three months ended September 30, 2014 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Increase in human resources costs	$17
Increase in professional fees	301
Increase in occupancy costs	40
Increase in product development costs	24
Increase in depreciation and amortization	2
Decrease in other costs	(25)

$359

Human resource costs increased $17 thousand, or 3%, due primarily to a $58 thousand increase in non-cash compensation costs offset by a $41 thousand reduction in headcount and related employee benefits costs.

Professional fees increased $301 thousand, or 37%, due primarily to an $356 thousand increase in financial advisory and legal fees related to the August 2014 Loan Agreement and related restatement of debt that was incurred during the third quarter 2014; an increase of $86 thousand in commercialization costs; an increase of $40 thousand in corporate legal fees; offset partially by a $104 thousand decrease in business development and scientific consulting fees; a $50 thousand decrease in intellectual property fees and a $27 thousand decrease in other professional fees.

Occupancy costs increased $40 thousand, or 1,371% due to certain lease incentives received during the third quarter 2013 and higher shared utility charges in third quarter 2014.

Product development costs increased $24 thousand, or 23%, due primarily to our investment in developing a commercial manufacturing process to prepare for the planned commercial launch of our oral Eligen® B12 Rx product.

Depreciation costs increased $2 thousand or 129%, due to fixed asset acquisitions in the fourth quarter of 2013.

Other costs decreased $25 thousand, or 13%, due primarily to information technology costs.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended September 30,
	2014	2013
Human resource costs, including benefits	31%	36%
Professional fees for legal, intellectual property, accounting and consulting	53%	47%
Occupancy costs	2%	0%
Product development costs	6%	6%
Depreciation and amortization	0%	0%
Other	8%	11%

Other non-operating income (expense) for the three months ended September 30, 2014 decreased $12.3 million, from $41 thousand non-operating income for the three months ended September 30, 2013 to $12.3 million non-operating expense for the three months ended September 30, 2014, due primarily to a $11.8 million change in the fair value of derivative instruments, and by a $0.5 million increase in interest expense.

As a result of the above factors, we had a net loss of $14.4 million for the three months ended September 30, 2014, compared to net loss of $1.7 million for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013:

	September 30, 2014	September 30, 2013	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses	6,004	5,261	743
Operating loss	(6,004)	(5,261)	(743)
Other non-operating income (expense)	(21,479)	(12,865)	(8,614)
Loss before income tax benefit	(27,483)	(18,126)	(9,357)
Income tax benefit	1,684	—	1,684
Net loss	$(25,799)	$(18,126)	$(7,763)

Operating expenses increased $0.74 million or 14% for the nine months ended September 30, 2014 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(133)
Increase in professional fees	481
Decrease in occupancy costs	(10)
Increase in product development costs	390
Increase in depreciation and amortization	5
Increase in other costs	10

$743

Human resource costs decreased $133 thousand, or 7%, due primarily to the payment of $122 thousand performance incentive awards that were paid during 2013.

Professional fees increased $481 thousand, or 20%, due primarily to a $453 thousand increase in commercial planning and advisory services related to the Company’s preparations to launch its oral Eligen® B12 Rx product in the U.S., and a $156 thousand increase in legal fees related to loan restructuring transactions and related restatements of debt that occurred during the second quarter 2013 and the third quarter 2014; and a net increase of $20 thousand in other professional fees, offset partially by a decrease of $75 thousand of IP fees and costs; a $73 thousand decrease in business development and scientific consulting costs.

Occupancy costs decreased $10 thousand or 8% due to relocation of the corporate offices during February 2013.

Product development costs increased $390 thousand, or 210%, due primarily to investment in developing a commercial manufacturing process to prepare for the planned commercial launch of the oral Eligen® B12 Rx product.

Depreciation costs increased $5 thousand or 84%, due to fixed asset acquisitions in the fourth quarter of 2013.

Other costs increased $10 thousand, or 2%, due primarily to higher insurance premiums offset by lower information technology costs.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Nine Months Ended September 30,
	2014	2013
Human resource costs, including benefits	31%	38%
Professional fees for legal, intellectual property, accounting and consulting	48%	45%
Occupancy costs	2%	2%
Product development costs	9%	4%
Depreciation and amortization	0%	0%
Other	10%	11%

Other non-operating expense for the nine months ended September 30, 2014 increased $8.6 million, or 67%, in comparison to the same period last year, due primarily to a $7.4 million change in the fair value of derivative instruments, and by a $1.2 million net increase in interest and other expense.

On January 21, 2014, the Company received approximately $1.7 million from the sale of approximately $20.8 million unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

As a result of the above factors, we had a net loss of $25.8 million for the nine months ended September 30, 2014, compared to net loss of $18.1 million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of September 30, 2014, our accumulated deficit was approximately $514.6 million; our stockholders’ deficit was $112.4 million. Our net loss was $14.4 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively and $25.8 million and $18.1 million for the nine months ended September 30, 2014 and 2013 respectively. On September 30, 2014 we had approximately $4.0 million cash.

We have limited capital resources and operations to date have been funded with the proceeds from private and public debt and equity financings, collaborative research agreements and income earned on investments.

As of September 30, 2014, the Company’s obligations included approximately $39.0 million (face value) under the Convertible Notes, approximately $5.0 million (face value) under the Loan Agreement, approximately $0.7 million (face value) under the Reimbursement Notes, and approximately $1.8 million (face value) under the Bridge Notes. The Convertible Notes and the Loan Agreement are subject to various sales, operating and manufacturing performance criteria.

Under the terms of the Loan Agreement, described in Note 8 to the Financial Statements, Emisphere may borrow, at specified times and based on the attainment of specified performance milestones, up to an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen® B12 Rx Product. The new loan facility will mature on December 31, 2019 and bear interest at a rate of 13% per year. The first borrowing under the Loan Agreement occurred on August 20, 2014 in an original principal amount of $5.0 million, and the second occurred on November 4, 2014 in an original principal amount of $3.0 million. Subject to achieving certain operational milestones relating to the timely manufacture and commencement of sales of Eligen® B12, of which there can be no assurance, the Company may request three additional borrowings under the Loan Agreement as follows: up to $5 million in the first quarter of 2015, up to $5.0 million in the second quarter of 2015, and up to $2.0 million in the third quarter of 2015.

We believe the Loan Agreement, assuming attainment of the milestones, will provide provides sufficient capital to support the commercial launch of oral Eligen® B12 Rx in the U.S. market and to continue operations through the end of 2015. The Company’s future capital requirements beyond 2015 and financial success depend largely on the commercial success of our oral Eligen® B12 Rx product and our ability to leverage existing, and secure new partnering opportunities. We cannot be sure that our plans will be successful. If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient capital from sales of oral Eligen® B12 Rx and or obtain substantial cash inflows from existing or new partners or other sources prior to the end 2015, we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2013, 2012 and 2011 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see Part II, Item 1A “Risk Factors.”

For further discussion, see Part II, Item 1A “Risk Factors.”

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014 for detailed explanations of its critical accounting estimates, which have not changed during the period ended September 30, 2014.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 set forth in the Notes to Condensed Financial Statements contained in Part I, Item  1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities. As further described in Note 9 to our Financial Statements set forth in Part I, Item 1 of this Report, at September 30, 2014, the estimated fair value of derivative instruments was $33.7 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, Amended and Restated Reimbursement Notes, and Amended and Restated June 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumptions that have the greatest impact on the determination of fair value is the closing price of our common stock and historical stock price volatility. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives (in thousands)
25% increase in stock price	$9,610
50% increase in stock price	13,119
5% increase in assumed volatility	4,716
25% decrease in stock price	2,824
50% decrease in stock price	7,866
5% decrease in assumed volatility	2,554

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine month period ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, the Company is not a party to any legal proceedings, and none are known to be contemplated against the Company.

ITEM 1A. RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 31, 2014, including the following. We have denoted with an asterisk (*) in the following discussion those risks that are materially revised.

Financial Risks

•	We have a history of operating losses and we may never achieve profitability. Our failure to raise capital when needed or satisfy the terms of our new and existing debt arrangements as they become due would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations. The Company estimates that if we fail to raise additional capital or if we fail to achieve our planned commercial targets for oral Eligen® B12 in the U.S., or if we fail to obtain substantial cash inflows from existing or new partners by the end of 2015, the Company could be forced to cease operations.

•	We are highly dependent upon the commercial success of oral Eligen® B12 and cannot be sure that our plans will be successful.

•	If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

•	If we fail to generate sufficient additional capital from operations or obtain substantial cash inflows from existing or new partners or other sources prior to the end 2015, we could be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2013 contained a going concern explanatory paragraph.

•	*We may not be able to meet covenants or financial obligations detailed in our Loan Agreement, Convertible Notes, Reimbursement Notes, and Bridge Notes issued to MHR in August 2014 (collectively, the “MHR Notes”), or the Royalty Agreement, which could result in an increase in the interest rate on the MHR Notes and/or accelerated maturity of the MHR Notes, which we might not be able to satisfy. The MHR Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and if we default on our obligations under the MHR Notes, MHR may elect to foreclose on such assets, in which event we would be required to cease operations.

Risks Related to our Business

•	Our business will suffer if we fail or are delayed in developing and commercializing our oral Eligen® B12 Rx product.

•	We are highly dependent on the clinical success of our product candidates.

•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our collaborative partners are free to develop competing products.

•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

•	We are dependent on third parties to manufacture and test our products.

•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry

•	Our future business success depends heavily upon regulatory approvals and compliance with regulatory requirements, which can be difficult to obtain or maintain for a variety of reasons, including cost. More specifically, the regulatory approval process for prescription and nonprescription product candidates will likely vary by the nature of the therapeutic molecule being delivered.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We face rapid technological change and intense competition.

Other Risks

•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers or prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.

•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Loan Agreement, dated as of August 20, 2014, by and between Emisphere Technologies, Inc. and the Lenders named therein

4.2	Amended and Restated Pledge and Security Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP

10.1	Royalty Agreement, dated as of August 20, 2014, by and between Emisphere Technologies, Inc. and the other parties named therein

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS	XBRL Instance Document (submitted electronically herewith).

101. SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: November 14, 2014	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2014

Emisphere Technologies, Inc.

/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Loan Agreement, dated as of August 20, 2014, by and between Emisphere Technologies, Inc. and the Lenders named therein

4.2	Amended and Restated Pledge and Security Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP

10.1	Royalty Agreement, dated as of August 20, 2014, by and between Emisphere Technologies, Inc. and the other parties named therein

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101. INS	XBRL Instance Document (submitted electronically herewith).

101. SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).