Form 10-K
period 2014-12-31
EMISPHERE TECHNOLOGIES INC
filed 2015-03-31
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 30, 2014 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant (i.e. excluding shares held by executive officers, directors, and control persons) was $12,882,005 computed at the closing price on that date.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of March 1, 2015 was 60,687,478.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements include, without limitation, statements regarding the success of our commercialization initiatives; the sufficiency of our cash position; our ability to enter into strategic partnerships; our ability, and that of our partners, to develop, manufacture and commercialize products using our Eligen® technology; planned or expected studies and trials of oral formulations that utilize our Eligen® Technology; the potential market size, advantages or therapeutic uses of our potential products and the sufficiency of our available capital resources to meet our funding needs. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in Part 1, Item 1A. “Risk Factors” and the other factors discussed in connection with any forward-looking statements.

ITEM 1.	BUSINESS

Overview of Emisphere

Introduction and History

Emisphere Technologies, Inc. (“Emisphere,” “the Company,” “our,” “us,” or “we”) is a specialty pharmaceutical company that has recently commenced commercial operations. The Company launched its first prescription product, oral Eligen B12™ Rx (1000 mcg.), in the U.S. during March 2015. Oral Eligen B12™ Rx meets significant unmet patient and medical needs by combining vitamin B12 with our proprietary delivery system technology to provide a therapeutic equivalent to injectable B12, which is the current medical standard of care. Eligen B12™ is a prescription food product for use by B12 deficient individuals and the first oral B12 product to be supported by published clinical data (Clin Ther. 2011 Jul;33(7):934-45) demonstrating that oral Eligen B12™ Rx restores normal vitamin B12 blood levels in deficient patients as effectively as injectable B12. The proprietary Eligen B12™ Rx formulation is covered by a newly issued U.S. Patent (Patent No. 8,022,048) which provides protection through 2029. Beyond oral Eligen B12™ Rx, the Company utilizes its proprietary Eligen® Technology to create new oral formulations of therapeutic agents. Emisphere is currently partnered with global pharmaceutical companies for the development of such new orally delivered therapeutics.

In addition to launching oral Eligen B12™ Rx in the United States during March 2015, the Company is currently engaged in multiple ex-US licensing discussions with the intention of offering oral Eligen B12™ Rx for sale in global markets.

By building on the oral Eligen B12™ Rx product, the Company intends to establish a sound product portfolio platform on which to expand its B12 therapeutic franchise as well as expand internal new product development with new therapeutic agents. The Company will also continue to develop its existing drug delivery carrier partnerships and expand its carrier business by seeking out and engaging in new global licensing opportunities.

As it focuses on building a commercial platform based on the oral Eligen B12™ Rx product, Emisphere will continue to develop and expand upon the unique and improved delivery of therapeutic molecules using its Eligen® Technology. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen® Technology can be applied to the oral route of administration as well as other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology can make it possible to deliver certain therapeutic molecules orally without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect. Our development efforts are conducted internally or in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market. Our website is www.emisphere.com. The contents of that website are not incorporated herein by reference. Investor related questions should be directed to info@emisphere.com.

Emisphere was originally founded as Clinical Technologies Associates, Inc. in 1986 and is listed for trading on the Over-the-Counter Bulletin Board (the “OTCBB”), an electronic quotation service maintained by the Financial Industry Regulatory Authority, and is trading under the symbol EMIS (or EMIS.OB for certain stock quote publication websites).

The Eligen® Technology

The Eligen® Technology is a broadly applicable proprietary oral drug delivery technology based on the use of proprietary synthetic chemical compounds known as Eligen® delivery agents, or carriers. These delivery agents facilitate and enable the transport of therapeutic macromolecules (such as proteins, peptides, and polysaccharides) and poorly absorbed small molecules across biological membranes. The Eligen® Technology not only facilitates absorption, but it acts rapidly in the upper sections of the gastrointestinal tract where absorption is thought to occur. Using Eligen® Technology, most therapeutic macromolecules reach the general circulation in less than an hour post-dose. Rapid absorption can limit enzymatic degradation that typically affects macromolecules and may be advantageous in cases where time to onset of action is important (i.e. analgesics). Eligen® is distinguished from the competition in that absorption takes place through a transcellular pathway, as opposed to passing between cells. This underscores the safety of Eligen® as the passage of the Eligen® carrier and the molecule preserve the integrity of the tight junctions within the cell and reduces any likelihood of inflammatory processes and autoimmune gastrointestinal diseases. Furthermore, Eligen® Technology carriers are rapidly absorbed, distributed, metabolized and eliminated from the body, they do not accumulate in the organs and tissues and are considered safe at anticipated doses and dosing regimens.

Results from two clinical studies published by F. Hoffmann-La Roche Ltd illustrate important safety characteristics of Emisphere’s Eligen® Technology. These studies were performed with a novel oral formulation of ibandronate (a drug used to prevent and treat osteoporosis) with Emisphere’s SNAC carrier, an Eligen® Technology compound. The first study (J Drug Del Technol 2011; 21: 521-5) showed that the SNAC carrier must be co-formulated, and not simply co-dosed, with ibandronate in order to increase ibandronate bioavailability. The second study (Arnzelmittelforschung 2011; 61:707-13) demonstrated that co-dosing of a SNAC/ibandronate formulation with metformin, a drug widely used in Type 2 Diabetes patients, did not influence the absorption of metformin. Together, these studies support the hypothesis that Eligen® Technology facilitates oral absorption only when co-formulated with the intended active ingredient, and that co-dosing with other ingredients should not result in accidental or incidental absorption of unintended ingredients.

Another important safety characteristic of the Eligen® Technology was recently demonstrated by the results of three clinical safety studies conducted by Novartis International AG with the former osteoporosis and osteoarthritis treatment candidate SMC021. SMC021 used Emisphere’s permeation enhancer 5-CNAC, an Eligen® Technology compound, in combination with salmon calcitonin (“SCT”). These studies addressed the potential for SMC021 drug interaction with several widely used drugs and found, in each case, no evidence to indicate a safety concern for drug interaction. Scientific posters describing the results of these clinical studies were presented at the annual meeting of the American Society of Clinical Pharmacology and Therapeutics on March 17, 2012. The first study (The effect of esomeprazole on the pharmacokinetics and pharmacodynamics of SMC021 in healthy volunteers. Choi L et al.) concluded that pre-treatment with a proton pump inhibitor, esomeprazole, decreased SCT exposure by approximately 30% without impacting the pharmacodynamic response to SCT. The second study (Pharmacokinetic interaction assessment between SMC021 and ibuprofen and between SMC021 and acetaminophen. Choi L et al.) concluded that ibuprofen and acetaminophen did not significantly alter the pharmacokinetics of SMC021 when used jointly with either of these analgesics. The third study (Pharmacokinetic interaction assessment between SMC021 and rosiglitazone. Choi L et al.) concluded that SMC021 did not inhibit the drug metabolizing enzyme CYP2C8 when SMC021 and rosiglitazone, a Type II diabetes drug metabolized by CYP2C8, were administered together at expected clinical doses. Together, these studies support the hypothesis that Eligen® Technology does not pose a safety risk for drug interaction.

Based on extensive study by our scientists, senior management and expert consultants, we believe that our technology can enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation. The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities.

Implementing the Eligen® Technology requires co-formulating a drug or nutritional supplement and an Eligen® carrier to produce an effective formulation. The carrier does not alter the chemical properties of the drug nor its biological activity. Drugs or nutritional supplements whose bioavailability is limited by poor membrane permeability or chemical or biological degradation, and which have a moderate-to-wide therapeutic index, appear to be the best candidates for use with the Eligen® Technology. Drugs with a narrow therapeutic window or high molecular weight may not be favorable with the technology.

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

Emisphere Today

Mr. Alan L. Rubino, the Company’s President and Chief Executive Officer, and Mr. Timothy G. Rothwell, its Chairman of the Board of Directors, are seasoned industry executives with major and emerging pharmaceutical company experience who form the core of a leadership team that will implement the Company’s strategic plans. To that end, we have sought to expand opportunities with existing partners and will continue to work to expand and explore new efforts to attract new delivery system, product development, and licensing partnerships. After evaluating the Company’s operations and strategy, the leadership team determined the Company should refocus its corporate strategy to reemphasize the commercialization of oral Eligen B12™ Rx, build new high-value partnerships, evaluate new prescription commercial product opportunities, reprioritize the product pipeline, and promote new uses for the Eligen® Technology.

In furtherance of this new strategic direction, spending has been redirected and aggressive cost control initiatives, including the elimination of certain research and development positions, have been implemented in order to allow investment in commercialization resources. To accelerate the commercialization of oral Eligen B12™ Rx and evaluate new opportunities for prescription medical foods and other prescription products under development, the Company hired Mr. Carl V. Sailer in October 2012 to head its commercial efforts. Mr. Sailer has extensive experience in pharmaceuticals products marketing and supply chain management. He has a proven track record of launching new, and enhancing the financial performance of, existing pharmaceutical products by implementing progressive commercial marketing and distribution models. The Company engaged the consulting services of Dr. Carlos de Lecea, M.D., Ph.D., to expand its business development efforts globally. Dr. de Lecea has over 20 years’ experience in business development, including in and out licensing pharmaceutical products and delivery technologies in global markets. Dr. de Lecea also works with Mr. Rubino to expand the application of the Eligen® Technology by taking advantage of its suitability to facilitate oral absorption of emerging peptides and biologic products that are typically only available as injectables or are currently under development. We believe that these products represent tremendous promise for realizing improvements in healthcare and growth in the industry, and that the Eligen® Technology is well suited to deliver many of these molecules safely and efficiently. More recently the Company continues to strengthen its commercial operations team by engaging the consulting services of Mr. Nicholas G. Rothwell, CPIM, as Vice President, Global Supply, and Dr. Peter J. Shaw, M.D., as Chief Medical Officer. Mr. Rothwell has an exceptional background in commercial operations for life sciences and will play an integral role in supporting Emisphere’s new commercial operations building on the launch of Eligen B12™ Rx. With more than 30 years of experience developing, implementing and managing end-to-end integrated supply chains, Mr. Rothwell is a senior healthcare executive with extensive commercial experience in operations management and strong expertise in leading strategic planning, product launch and growth initiatives of leading pharmaceutical products. Mr. Rothwell will be responsible for global supply chain, logistics, manufacturing and quality assurance. Dr. Shaw brings significant industry and medical experiences as a practicing physician and in progressive pharmaceutical sales representative training. His expertise and vision will facilitate the launch and growth of our oral Eligen B12™ Rx product, and strengthen our development efforts supporting the advancement of the Company’s other pipeline product candidates. Dr. Shaw will have responsibility for global clinical development programs, medical affairs and other related functions. Mr. Rothwell and Dr. Shaw report to Mr. Rubino.

These actions support the Company’s decision to transition and reposition Emisphere into a viable commercial-stage entity, anchored by the oral Eligen B12™ Rx product. As it transitions to this strategy, the Company remains dedicated to further realizing the full potential and commercial value of its platform Eligen® Technology. As a result of our recent steps to refocus and prioritize our commercial opportunities, and promising trends with peptides, pegylated peptides and proteins in the industry that should provide new growth opportunities, we believe that Emisphere’s new business strategy will present opportunities for growth and value creation for the Company and its shareholders.

The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During the remainder of 2015 we plan to continue to develop our product pipeline utilizing the Eligen® Technology with prescription and medical foods product candidates and prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical needs. Medical foods are a distinct product category defined by the Orphan Drug Act of 1988 and an FDA regulation, and encompass foods which are formulated to be consumed or administered enterally under the supervision of a physician and which are intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical and healthcare marketplace and driving company valuation.

In March 2015, Emisphere announced the U.S. commercial availability of oral Eligen B12™ Rx, the first and only once-daily oral prescription medical food tablet shown to normalize B12 levels without the need for an injection. Oral Eligen B12™ Rx (1000 mcg) is indicated for the dietary management of patients who have a medically-diagnosed vitamin B12 deficiency, associated with a disease or condition that cannot be managed by a modification of the normal diet alone. Eligen B12 is the first product to market using the Eligen® Technology, which utilizes a carrier, salcaprozate sodium (SNAC), to chaperone B12 through the gastric lining and directly into the bloodstream independent of intrinsic factor, a protein made in the stomach that normally facilitates B12 absorption.

To accelerate commercialization of the Eligen® Technology, Emisphere will continue to focus on its two-pronged strategy. First, we will focus on commercializing oral Eligen B12™ Rx (1000 mcg) as a medical food for use by documented B12 deficient individuals in the United States and globally. During the fourth quarter of 2010, the Company completed a clinical trial which demonstrated that both oral Eligen B12™ Rx (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial was published in the July 2011 edition of the journal Clinical Therapeutics (Volume 22, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our oral Eligen B12™ Rx (1000 mcg) product. On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the oral Eligen B12™ Rx formulation was allowed. This new patent (US 8,022,048) provides intellectual property protection for Eligen B12™ Rx through approximately October 2029. Second, we will concentrate on expanding our Eligen® drug delivery technology business by seeking applications with prescription molecules obtained through partnerships with other pharmaceutical companies for molecules with poor oral absorption yet substantially beneficial when absorbed effectively. We are also working to generate new interest in the Eligen® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology.

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

Our product pipeline includes prescription and medical food product candidates that are being developed in partnership or internally. During 2014, we continued to make progress on plans to commercialize our internally developed oral Eligen B12™ Rx product, having launched in the U.S. during the first quarter, 2015. Additionally, our development partner, Novo Nordisk A/S (“Novo Nordisk”), continues its development programs.

Novo Nordisk is using our Eligen® drug delivery technology in combination with its proprietary GLP-1 receptor agonists and insulins. During December 2010, the Company entered into a license agreement with Novo Nordisk to develop and commercialize oral formulations of Novo Nordisk’s insulins using Emisphere’s Eligen® Technology. This was the second license agreement between the two companies. The GLP-1 License Agreement, entered into in June 2008, and amended for the second time on April 26, 2013, provides for the development of oral formulations of GLP-1 receptor agonists, with a potential drug for the treatment of type 2 diabetes which recently completed a Phase II clinical trial. The Amendment provided for a payment of $10 million from Novo Nordisk to the Company as a prepayment of certain development milestone payments that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement.

On February 20, 2015 Novo Nordisk highlighted positive Phase 2 data pertaining to OG217SC, the oral formulation of semaglutide, a long-acting human GLP-1 analogue that stimulates insulin and suppresses glucagon secretion in a glucose-dependent manner. OG217SC is provided in a tablet formulation with the absorption-enhancing excipient, SNAC. SNAC is an Eligen® Carrier. Novo Nordisk announced that it has successfully completed the phase 2 trial for OG217SC, investigating dose range, escalation, efficacy and safety of once-daily oral semaglutide compared with oral placebo or once-weekly subcutaneously administered semaglutide in around 600 people with type 2 diabetes treated for 26 weeks. Based on these results, Novo Nordisk announced that it will initiate consultations with regulatory authorities subsequent to which a decision of whether to progress OG217SC into phase 3 development will be made.

Under its GLP-1 License Agreement, Novo Nordisk is working to develop and commercialize oral formulations of its proprietary GLP-1 receptor agonists in combination with Emisphere carriers. Under the GLP-1 License Agreement, Emisphere could receive additional contingent product development and sales milestone payments and would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under such Agreement. Under the GLP-1 License Agreement, Novo Nordisk is responsible for the development and commercialization of the products.

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

We recognize, however, that further development, exploration and commercialization of our technology entails substantial risk and requires significant operational expenditures. We continue to refocus our efforts on strategic development initiatives to reduce non-strategic spending aggressively, and seek to obtain the funding necessary to implement our new corporate strategy. There can be no assurances, however, that the Company will be able to secure adequate funding to meet its current obligations and successfully pursue its strategic direction. Furthermore, despite our optimism regarding the Eligen® Technology and the commercialization of oral Eligen B12™ Rx, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see Part II, Item 1A “Risk Factors.”

Overall Product Pipeline

Substantial efforts and resources have been devoted to understanding the Eligen® Technology and establishing a product development pipeline that incorporates this technology with selected molecules. Our core business strategy had been to develop oral forms of drugs or nutrients that are not currently available or have poor bioavailability in oral form by combining the Eligen® Technology to those drugs or nutrients, and to commercialize the Company’s Oral Eligen B12™ Rx product. Emisphere’s product pipeline includes prescription drugs and medical food product candidates in varying stages of development. Novo Nordisk recently completed Phase 2 Testing of OG217SC with Emisphere’s SNAC carrier. Additionally, Emisphere has a number of pre-clinical (research stage) projects, which we are pursuing on our own and with partners. We continue to assess therapeutic molecules for their potential compatibility with our technology and market need. Our intent is to continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen® Technology. Depending on the molecule, market potential and interest, we intend to pursue potential product development opportunities through development alliances or internal development.

Vitamin B12

The Company has developed an oral formulation of Eligen B12™ Rx (1000 mcg) which is marketed as a medical food for use by B12 deficient individuals. During the fourth quarter 2010, the Company completed a clinical trial which demonstrated that both oral Eligen B12™ Rx (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial has been published in the July 2011 edition of the journal Clinical Therapeutics (Volume 33, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our Eligen B12™ Rx (1000 mcg) product candidate. On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the oral Eligen B12™ Rx formulation (US Patent 8,022,048) was allowed. This new patent provides intellectual property protection for Eligen B12™ Rx through approximately October 2029.

On March 2, 2015, the Company offered oral Eligen B12™ Rx for commercial sale in major markets throughout the United States. We continue to evaluate the results of our clinical trials and market research and are exploring alternative development options with the purpose of maximizing the commercial and health benefits potential of our Eligen B12™ Rx (1000 mcg.) product.

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

The data from our first pharmacokinetic study of our new Vitamin B12 formulation showed mean Vitamin B12 peak blood levels were more than 10 times higher for the Eligen B12™ Rx 5mg formulation than for the 5mg commercial formulation. The mean time to reach peak concentration (T max) was reduced by over 90%, to 0.5 hours for the Eligen B12™ Rx 5mg from 6.8 hours for the commercial 5mg product. Improvement in bioavailability, the fraction of an administered dose of unchanged drug that reaches systemic circulation, was approximately 240%, with absorption time at 30 minutes and a mean bioavailability of 5%. The study was conducted with a single administration of Eligen® B12. There were no reported adverse reactions, and Eligen B12™ Rx was well-tolerated.

In May 2009, the Company was informed by an independent expert panel of scientists that its SNAC carrier had been provisionally designated as GRAS (generally recognized as safe) for its intended application in combination with nutrients added to food and dietary supplements. Following a comprehensive evaluation of research and toxicology data, Emisphere’s SNAC was found to be safe at a dosage up to 250 mg per day when used in combination with nutrients to improve their dietary availability. In July 2009, concurrent with the publication of two papers in the July/August issue of the peer reviewed journal, International Journal of Toxicology, which describes the toxicology of its SNAC carrier, SNAC achieved GRAS status for its intended use in combination with nutrients added to food and dietary supplements. The publication of those two papers in the International Journal of Toxicology was the final, necessary step in the process of obtaining GRAS status for its SNAC carrier. Since SNAC achieved GRAS status, it is exempt from pre-market approval for its intended use in combination with nutrients added to food and dietary supplements. This opens the way for the potential commercialization of the Eligen® Technology with other substances such as other vitamins, minerals and supplements.

We have obtained patents for the carrier we are using in the oral B12 formulation, the oral Eligen B12™ Rx formulation (as described above), and have filed applications covering the combination of the carrier and many other compounds.

Phase II Programs

Emisphere has one Eligen® carrier product that has recently completed Phase II clinical development and a number of pre-clinical (research stage) projects. Some of the pre-clinical projects are partnered and others were initiated by the Company.

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

During December 2013, Novo Nordisk announced that it had initiated its first Phase II clinical trial with a long-acting oral GLP-1 analog (NN9924). Emisphere’s proprietary Eligen® Technology is used in the formulation of NN9924. There are many challenges in developing an oral formulation of GLP-1, in particular obtaining adequate bioavailability. NN9924 addresses some of these key challenges by utilizing Emisphere’s Eligen® Technology to facilitate absorption from the gastrointestinal tract.

The Phase II trial was designed to examine the dose range, escalation and efficacy of oral semaglutide dosed once daily in subjects with Type 2 diabetes. This Phase II trial followed the successful completion of Phase 1 with Oral GLP-1, OG217SC (NN9924). On February 20, 2015, Novo Nordisk reported positive Phase 2 data pertaining to OG217SC, the oral formulation of semaglutide, a long-acting human GLP-1 analogue that stimulates insulin and suppresses glucagon secretion in a glucose-dependent manner. OG217SC is provided in a tablet formulation with the absorption-enhancing excipient, SNAC. SNAC is an Eligen® Carrier. Novo Nordisk announced that it has successfully completed the phase 2 trial for OG217SC, investigating dose range, escalation, efficacy and safety of once-daily oral semaglutide compared with oral placebo or once-weekly subcutaneously administered semaglutide in around 600 people with type 2 diabetes treated for 26 weeks. Based on these results, Novo Nordisk announced that it will initiate consultations with regulatory authorities subsequent to which a decision of whether to progress OG217SC into phase 3 development will be made.

Under its GLP-1 License Agreement, Novo Nordisk is working to develop and commercialize oral formulations of its proprietary GLP-1 receptor agonists in combination with Emisphere carriers. Novo Nordisk is responsible for the development and commercialization of the products.

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

Overview of the Drug Delivery Industry

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

As of December 31, 2014, our accumulated deficit was approximately $514.1 million. Our loss from operations was $9.3 million, $7.6 million and $6.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net loss was $25.4 million, $20.9 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net cash provided (outlays) from operations and capital expenditures were ($8.4) million, $3.1 million and ($3.0) million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash provided (outlays) include receipts of deferred revenue of $0.0 million, $10.0 million, and $0.02 million, for 2014, 2013, and 2012, respectively. Our stockholders’ deficit was $111.9 million and $86.8 million as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company’s obligations included approximately $40.9 million (face value) under its Convertible Notes (the “Convertible Notes”), approximately $8.3 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $1.9 million (face value) under its Bridge Notes (the “Bridge Notes”), and approximately $0.7 million (face value) under its Reimbursement Notes (the “Reimbursement Notes”). Additional borrowings under the Loan Agreement are subject to various sales, operating and manufacturing performance criteria.

Under the terms of the Loan Agreement, described in Note 7 to the Financial Statements, Emisphere may borrow, at specified times and based on the attainment of specified performance milestones, up to an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen B12™ Rx Product. The new loan facility will mature on December 31, 2019, and bear interest at a rate of 13% per year.

The first borrowing under the Loan Agreement occurred on August 20, 2014 in an original principal amount of $5.0 million, the second occurred on November 4, 2014, in an original principal amount of $3.0 million, and the third borrowing occurred on January 6, 2015, in an original principal amount of $5.0 million. Subject to achieving certain operational milestones relating to the timely manufacture and commencement of sales of Eligen B12™, of which there can be no assurance, the Company may request two additional borrowings under the Loan Agreement as follows: up to $5.0 million in the second quarter of 2015, and up to $2.0 million in the third quarter of 2015. In addition to funding available through the Loan Agreement, the Company received approximately $1.7 million and $0.3 million on January 14, 2014, and December 9, 2014, respectively, from the sale of unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

We believe the Company’s current cash balance, in addition to cash available through additional borrowings under the Loan Agreement, assuming attainment of the milestones, will provide sufficient capital to support the commercial launch of oral Eligen B12™ Rx in the U.S. market and to continue operations through the end of 2015. The Company’s future capital requirements beyond 2015 and financial success depend largely on the commercial success of the oral Eligen B12™ Rx product and our ability to leverage existing as well as securing new partnering opportunities. There is no assurance that our plans will be successful. If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. There can be no assurance that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ Rx product, or to obtain substantial cash inflows from existing or new partners or other sources prior to the end 2015, we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2014, 2013 and 2012 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see Part I, Item 1A “Risk Factors.”

Collaborative and Commercial Agreements

We are a party to certain collaborative and commercial agreements with corporate partners to provide development and commercialization services relating to our products and technology. Our collaborative agreements are in the form of research and development collaborations and licensing agreements. Under these agreements, we have granted licenses or the rights to obtain licenses to our oral drug delivery technology. In return, we are entitled to receive certain payments upon the achievement of milestones and royalties on the sales of the products should a product ultimately be commercialized. We also are entitled to be reimbursed for certain research and development costs that we incur.

All of our collaborative agreements are subject to termination by our corporate partners, without significant financial penalty to them. Under the terms of these agreements, upon a termination we are entitled to reacquire all rights in our technology at no cost and are free to re-license the technology to other collaborative partners.

inVentiv

Contract Sales Force

During October 2013, we entered into a Master Services Agreement with inVentiv Health Inc. (the “inVentiv MSA”), which was subsequently amended, for, among other things, a contract sales force that will promote our oral Eligen™ B12 Rx product and a general manager who will coordinate the provision of sales force and other marketing services. The inVentiv MSA provides for a fixed monthly fee for the services of the general manager, and for monthly payments based on the number of individuals comprising the sales force, as well as fixed fees for the maintenance of the sales force. The agreement also provides for performance based fees based on the achievement by the sales force of predefined metrics. Either party may terminate the agreement with respect to the sales force or the general manager with 60 days-notice, provided that the actual termination date of the sales force may not be any earlier than March 2016.

Novo Nordisk A/S

GLP-1 Receptor Agonists Agreement

During June 2008, we entered into the GLP-1 License Agreement with Novo Nordisk, pursuant to which Novo Nordisk will develop and commercialize oral formulations of its proprietary GLP-1 receptor agonists in combination with Emisphere carriers. Under the GLP-1 License Agreement, Emisphere could receive more than $87 million in contingent product development and sales milestone payments, including a $10 million non-refundable license fee which was received in June 2008. To date, the Company has received a total of $23.6 million under the terms of this agreement. Emisphere would also be entitled to receive royalties on sales in the event Novo Nordisk commercializes products developed under such Agreement. Under the GLP-1 License Agreement, Novo Nordisk is responsible for the development and commercialization of the products. See “Phase II Program” above for a description of development activity conducted in connection with the GLP-1 License Agreement, and certain payments made to Emisphere as a result thereof. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of a licensed product in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country, after which time Novo Nordisk will have a fully paid, exclusive license to the licensed product. Novo Nordisk may terminate this agreement with 90 days prior notice. We may terminate this agreement in the event that Novo Nordisk challenges the validity of any licensed patent under the agreement, but only with respect to the patents belonging to the patent family of the challenged patent. Either party may also terminate the agreement upon the other party’s material breach, if not cured within a specified period of time. Upon a termination of the agreement by Emisphere for Novo Nordisk’s breach, all intellectual property rights conveyed under the agreement shall revert back to us; upon a termination by Novo Nordisk for our breach, the licenses granted under the agreement shall remain in effect, subject to Novo Nordisk’s payment obligations under the agreement.

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

During December 2013, Novo Nordisk announced that it had initiated its first Phase II clinical trial with a long-acting oral GLP-1 analog (NN9924). Emisphere’s proprietary Eligen® Technology is used in the formulation of NN9924. The achievement of this milestone would have triggered a milestone payment to Emisphere, but, instead, that payment was part of $10 million payment received from Novo Nordisk on April 26, 2013. There are many challenges in developing an oral formulation of GLP-1, in particular obtaining adequate bioavailability. NN9924 addresses some of these key challenges by utilizing Emisphere’s Eligen® Technology to facilitate absorption from the gastrointestinal tract.

On February 20, 2015 Novo Nordisk announced positive Phase 2 data pertaining to OG217SC, the oral formulation of semaglutide, a long-acting human GLP-1 analogue that stimulates insulin and suppresses glucagon secretion in a glucose-dependent manner. OG217SC is provided in a tablet formulation with the absorption-enhancing excipient, SNAC. SNAC is an Eligen® Carrier. Novo Nordisk announced that it has successfully completed the phase 2 trial for OG217SC, investigating dose range, escalation, efficacy and safety of once-daily oral semaglutide compared with oral placebo or once-weekly subcutaneously administered semaglutide in around 600 people with type 2 diabetes treated for 26 weeks. Based on these results, Novo Nordisk announced that it will initiate consultations with regulatory authorities subsequent to which a decision of whether to progress OG217SC into phase 3 development will be made.

Under its GLP-1 License Agreement, Novo Nordisk is working to develop and commercialize oral formulations of its proprietary GLP-1 receptor agonists in combination with Emisphere carriers. Under the

GLP-1 License Agreement, Emisphere could receive additional contingent product development and sales milestone payments and would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under such Agreement. Under the GLP-1 License Agreement, Novo Nordisk is responsible for the development and commercialization of the products.

The Phase II trial was designed to examine the dose range, escalation and efficacy of oral semaglutide dosed once daily over 26 weeks in subjects with Type 2 diabetes. Phase I development successfully completed with Oral GLP-1, OG217SC (NN9924). During January 2010, we announced that Novo Nordisk had initiated its first Phase I clinical trial with a long-acting oral GLP-1 analog (NN9924). This milestone released a $2 million payment to Emisphere. The first Phase I Trial investigated the safety, tolerability and bioavailability of NN9924 in healthy volunteers. The trial enrolled 155 individuals and was completed in May 2010. Novo Nordisk also conducted a multiple-dose Phase I trial. This multiple-dose trial investigated safety, tolerability, pharmacokinetics and pharmacodynamics of NN9924 in healthy male subjects. The trial enrolled 96 individuals and was completed in July 2011. In May of 2013, Novo Nordisk completed the last of five clinical pharmacology trials investigating the safety, tolerability as well as pharmacokinetic and pharmacodynamic profiles of oral administration of semaglutide tablets, OG217SC. The Phase I program in total comprised 400 healthy volunteers and 10 people with Type 2 diabetes. In the trials, oral semaglutide treatment appeared to be safe and was well-tolerated. The most frequent reported adverse events were mild or moderate in severity and in line with observations from other GLP-1 class treatments with Type 2 diabetes. In a 10-week multiple-dosing trial, oral administration of semaglutide was associated with a statistically significantly larger weight loss than placebo in healthy volunteers and people with Type 2 diabetes. Further, a statistically significant improvement in HbA1c was observed when compared to placebo treatment in the low number of people with Type 2 diabetes participating in the trial.

Insulins License Agreement

During December 2010, the Company entered into an exclusive license agreement with Novo Nordisk to develop and commercialize oral formulations of Novo Nordisk’s insulins using Emisphere’s Eligen® Technology (the “Insulins License Agreement”). The Insulins License Agreement includes $57.5 million in potential product development and sales milestone payments to Emisphere, of which $5 million was paid upon signing, as well as royalties on sales. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of a licensed product in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. Novo Nordisk may terminate this agreement with 90 days prior notice. We may terminate this agreement in the event that Novo Nordisk challenges the validity of any licensed patent under the agreement, but only with respect to the patents belonging to the patent family of the challenged patent. Either party may also terminate the agreement upon the other party’s material breach, if not cured within a specified period of time. Upon a termination of the agreement by Emisphere for Novo Nordisk’s breach, all intellectual property rights conveyed under the agreement shall revert back to us; upon a termination by Novo Nordisk for our breach, the licenses granted under the agreement shall remain in effect, subject to Novo Nordisk’s payment obligations under the agreement.

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

On December 14, 2011, the Company announced that Novartis had informed the Company that it would not pursue further clinical development of the investigational drug SMC021 (oral calcitonin) as a treatment option in osteoarthritis and for post-menopausal osteoporosis and that it would not seek regulatory submission for SMC021in either indication. Novartis advised the Company that its decision to stop the clinical program of SMC021 in both indications was based on analysis and evaluation of data from three Phase III clinical trials (two in osteoarthritis and one in osteoporosis) conducted by Nordic Bioscience showed that SMC021 failed to meet key efficacy endpoints in all three trials, despite displaying a favorable safety profile.

Although Novartis has not informed Emisphere of its intention to terminate the Salmon Calcitonin Option Agreement and the Salmon Calcitonin License Agreement, in the event that Novartis determines to terminate these agreements, we will reacquire the rights to our technology licensed to Novartis thereunder.

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

The following table summarizes research and development spending to date by project category:

	Year Ended December 31,			Cumulative Spending 2014(1)
	2014	2013	2012
	(In thousands)
Research(2)	$492	$51	$81	$52,681
Feasibility projects
Self-funded	201	230	679	14,262
Partnered	—	8	17	4,324
Development projects
Oral heparin (self-funded)	—	—	1	99,592
Oral insulin (self-funded)	—	—	4	21,292
Partnered	—	—	—	12,157
Other(3)	435	547	1,085	107,992

Total all projects	$1,128	$836	$1,867	$312,300

(1)	Cumulative spending from August 1, 1995 through December 31, 2014.

(2)	Research is classified as resources expended to expand the ability to create new carriers, to ascertain the mechanisms of action of carriers, and to establish computer based modeling capabilities, prototype formulations, animal models, and in vitro testing capabilities.

(3)	Other includes indirect costs such as rent, utilities, training, standard supplies and management salaries and benefits.

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

In order to successfully penetrate the Vitamin B12 medical food market, the Company will need to successfully demonstrate to physicians, nurse-practitioners and payers that an oral dose would be safe, efficacious, readily-accessible and improve compliance. These factors will likely require the Company to engage in a substantial educational and promotional product launch and a marketing outreach initiative, the time, cost, and outcome of which are uncertain.

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

The FDA has different regulations and processes governing and regulating food products, including vitamin supplements and nutraceuticals. These products are variously referred to as “dietary supplements”, “food additives”, “dietary ingredients”, “medical foods”, and, most broadly, “food”. These foods products do not require the IND, NDA or BLA process outlined above. Medical foods, which are defined under the FDA’s 1988 Orphan Drug Act Amendments and are subject to the general food and safety labeling requirements of the Federal Food, Drug, and Cosmetic Act, are specially formulated and intended for the dietary management of a disease that has distinctive nutritional needs that cannot be met by normal diet alone. Medical foods are distinct from the broader category of foods for special dietary use and from traditional foods that bear a health claim. In order to be considered a medical food the product must, at a minimum:

•	be a food for oral ingestion or tube feeding (nasogastric tube);

•	be labeled for the dietary management of a specific medical disorder, disease or condition for which there are distinctive nutritional requirements; and

•	be intended to be used under medical supervision. Medical foods require a prescription from a physician.

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

Employees

As of December 31, 2014, we had 10 employees, one of whom is engaged in scientific research and technical functions and nine of whom are performing product management, sales and market planning, logistics and supply chain planning, accounting, information technology, engineering, facilities maintenance, legal and regulatory and administrative functions. Our scientific employee holds a Ph.D. degree. We believe our relations with our employees are good.

Corporate Information

We were incorporated as Clinical Technologies Associates, Inc. under the laws of Delaware in 1986 and changed our name to Emisphere Technologies, Inc. in 1991. Our principal executive offices are located at 4 Becker Farm Road, Suite 103, Roseland, NJ 07068 and our telephone number is (973) 532-8000.

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

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources will enable us to continue operations through approximately December 2015, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.

As of December 31, 2014, our accumulated deficit was approximately $514.1 million. Our loss from operations was $9.3 million, $7.6 million and $6.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net loss was $25.4 million, $20.9 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net cash provided (outlays) from operations and capital expenditures were ($8.4) million, $2.9 million and ($3.0) million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash provided (outlays) include receipts of deferred revenue of $0.0 million, $10.0 million, and $0.02 million, for 2014, 2013, and 2012, respectively. Our stockholders’ deficit was $111.9 million and $86.8 million as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company’s obligations included approximately $40.9 million (face value) under its Convertible Notes (the “Convertible Notes”), approximately $8.3 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $1.9 million (face value) under its Bridge Notes (the “Bridge Notes”), and approximately $0.7 million (face value) under its Reimbursement Notes (the “Reimbursement Notes”). The Convertible Notes and the Loan Agreement are subject to various sales, operating and manufacturing performance criteria.

Under the terms of the Loan Agreement, described in Note 7 to the Financial Statements, Emisphere may borrow, at specified times and based on the attainment of specified performance milestones, up to an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen B12™ Rx Product. The new loan facility will mature on December 31, 2019, and bear interest at a rate of 13% per year. The first borrowing under the Loan Agreement occurred on August 20, 2014 in an original principal amount of $5.0 million, the second occurred on November 4, 2014 in an original principal amount of $3.0 million, and the third borrowing occurred on January 6, 2015, in an original principal amount of $5.0 million. Subject to achieving certain operational milestones relating to the timely manufacture and commencement of sales of Eligen B12™, of which there can be no assurance, the Company may request two additional borrowings under the Loan Agreement as follows: up to $5.0 million in the second quarter of 2015, and up to $2.0 million in the third quarter of 2015.

We believe the Company’s current cash balance in addition to cash available through additional borrowings under the Loan Agreement, assuming attainment of the milestones, will provide sufficient capital to support the commercial launch of oral Eligen B12™ Rx in the U.S. market and to continue operations through the end of 2015. The Company’s future capital requirements beyond 2015 and future financial success depend largely on the commercial success of the oral Eligen B12™ Rx product and our ability to leverage existing as well as securing new partnering opportunities. There is no assurance that our plans will be successful. If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ Rx product, or to obtain substantial cash inflows from existing or new partners or other sources prior to the end 2015, we could be forced to cease operations. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2014, 2013 and 2012 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and we may never achieve profitability.

As of December 31, 2014, we had approximately $3.7 million in cash and cash equivalents, approximately $1.7 million in working capital deficiency, a stockholders’ deficit of approximately $111.9 million and an accumulated deficit of approximately $514.1 million. Our operating loss for the twelve months ended December 31, 2014 was approximately $9.3 million. Since our inception in 1986, we have generated significant losses from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern.

We anticipate that our existing capital resources will enable us to continue operations through approximately December 2015, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. While our plan is to raise capital and/or to pursue product partnering opportunities to address our capital deficiencies, we cannot be sure how much we will need to spend in order to develop, market, and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing or to secure funds from new or existing partners. We cannot assure you that financing will be available when needed, or on favorable terms or at all. The current economic environment combined with a number of other factors pose additional challenges to the Company in securing adequate financing under acceptable terms. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

Additionally, these conditions may increase the costs to raise capital. Our failure to raise capital when needed would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations.

We are highly dependent upon the commercial success of oral Eligen™ B12 and cannot be sure that our plans will be successful.

We expended substantial resources on the development of an oral dosage form of Vitamin B12 which can be marketed as a medical food for use by B12 deficient individuals. We completed a clinical trial which demonstrated that both oral Eligen B12™ (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. During November 2009, the Company launched its first commercially available product, oral Eligen B12™ (100 mcg), which had been specifically developed to help improve Vitamin B12 absorption and bioavailability with a patented formulation. During the third quarter 2010, we terminated our distributor agreement for the marketing, distribution and sale of oral Eligen B12™ (100mcg) with Quality Vitamins and Supplements, Inc. to allow us to focus on the development of a higher dose, oral formulation of Eligen B12™ (1000 mcg) to be offered for B12 deficient patients. Our inability to meet our targets for commercializing the B12 product could have a significant material adverse effect on our business.

Our ability to make additional borrowings or meet future payment obligations under the terms of the Loan Agreement; fund continuing operations and business expansion are highly dependent upon our ability to meet our commercial targets for the oral Eligen B12™ product in the U.S. and global markets during 2015 and in future years. We cannot assure you that we will succeed in these efforts as these involve activities (or portions of activities) that we have not previously completed. In addition, if we succeed in these activities, Vitamin B12 is available at reasonably low prices both in injections and tablet forms (as well as other forms) through a variety of distributors, sellers, and other sources. We have newly established commercial capabilities. Therefore, we would be entering a highly competitive market with an untested, newly-established commercial capability. This outline of risks involved in the commercialization of our B12 product candidate is not exhaustive, but illustrative. For example, it does not include additional competitive, intellectual property, commercial, product liability, and commercial risks involved in a launch of the B12 product candidate outside the U.S. or certain of such risks in the U.S.

We may not be able to meet covenants or financial obligations detailed in our Loan Agreement, Convertible Notes, Reimbursement Notes, and Bridge Notes issued to MHR in August 2014 (collectively, the “MHR Notes”), or the Royalty Agreement

If we fail to meet any of the terms or covenants contained in the Loan Agreement, Convertible Notes, Reimbursement Notes, and Bridge Notes issued to MHR in August 2014, or the Royalty Agreement it could result in an increase in the interest rate on the MHR Notes and/or accelerated maturity of the MHR Notes, which we might not be able to satisfy. The MHR Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and if we default on our obligations under the MHR Notes, MHR may elect to foreclose on such assets, in which event we would be required to cease operations.

We are highly dependent on third parties to manufacture, distribute, and sell our products.

We have hired expert commercial trade, professional sales, manufacturing, and logistics and customer services vendors to support the commercialization of our oral Eligen B12™ (1000mcg) product. The success of our commercial operations is dependent upon the ability of these vendors to provide a high level of service and support at an economical price. If we fail to attract and retain such professions or services at a reasonable price, or if third parties do not successfully carry out their contractual obligations, meet expected deadlines or conduct our activities in accordance with applicable regulatory requirements or our stated specifications, we may not be able to, or may be delayed in our efforts to, successfully execute upon our commercial strategy.

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

Pre-clinical studies and clinical trials of prescription drugs and biologic product candidates, as well as the manufacturing and marketing of our product candidates, are subject to extensive, costly and rigorous regulation by governmental authorities in the U.S. and other countries. The process of obtaining required approvals from the FDA and other regulatory authorities often takes many years, is expensive, and can vary significantly based on the type, complexity, and novelty of the product candidates. We cannot assure you that we, either independently or in collaboration with others, will meet the applicable regulatory criteria in order to receive the required approvals for manufacturing and marketing. Delays in obtaining U.S. or foreign approvals for our self-developed projects could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other companies. Additionally, delays in obtaining regulatory approvals encountered by others with whom we collaborate also could adversely affect our business and prospects. Even if regulatory approval of a product is obtained, the approval may place limitations on the intended uses of the product, and may restrict the way in which we or our partner may market the product.

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

Currently, we have no long term manufacturing agreements in place and no manufacturing facilities for production of our carriers or any therapeutic compounds being commercialized or under consideration as products. We have no facilities for clinical testing. The success of our self-developed programs is dependent upon securing manufacturing capabilities and contracting with clinical service and other service providers.

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

The availability and amount of reimbursement for oral Eligen B12™ and our product candidates, and the manner in which government and private payers may reimburse for our products, are uncertain.

Sales of Eligen B12™ or any of our product candidates will depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers and other organizations. The future magnitude of our revenues and profitability may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of health care. We cannot predict the effect that private sector or governmental health care reforms may have on our business, and there can be no assurance that any such reforms will not have a material adverse effect on our business, financial condition and results of operations.

In addition, in both the United States and elsewhere, sales of prescription drugs are dependent in part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. The ability to obtain reimbursement of our products from these parties is a critical factor in the commercial success for any of our products. Failure to obtain reimbursement could result in reduced or no sales of our products.

Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly-approved health care products. There can be no assurance that our products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of our products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products and services.

Current and future legislation may increase the difficulty and cost of commercializing oral Eligen B12™ and our products candidates, affect the prices we may obtain and limit reimbursement amounts.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could restrict or regulate post-approval activities and affect our revenues from future sales of our products.

The Medicare Modernization Act, or MMA, enacted in December 2003, has altered the way in which some physician-administered drugs and biologics are reimbursed by Medicare Part B. Under this reimbursement methodology, physicians are reimbursed based on a product’s “average sales price.” This reimbursement methodology has generally led to lower reimbursement levels. This legislation also added an outpatient prescription drug benefit to Medicare, which went into effect in January 2006. These benefits are provided primarily through private entities, which we expect will attempt to negotiate price concessions from pharmaceutical manufacturers.

The Patient Protection and Affordable Care Act of 2010, or the PPACA, may have a significant impact on the healthcare system. As part of this legislative initiative, Congress enacted a number of provisions that are intended to reduce or limit the growth of healthcare costs, which could significantly change the market for pharmaceuticals and biological products. The provisions of the PPACA could, among other things, increase pressure on drug pricing or make it more costly for patients to gain access to prescription drugs like our product candidates at affordable prices. This could ultimately lead to fewer prescriptions for our product candidates and could force individuals who are prescribed our products to pay significant out-of-pocket costs or pay for the prescription entirely by themselves. As a result of such initiatives, market acceptance and commercial success of our products, once approved, may be limited and our business may be harmed.

We may face product liability claims related to participation in clinical trials or future products.

We have product liability insurance with a policy limit of $7.0 million per occurrence and in the aggregate. The testing, manufacture, and marketing of products for humans utilizing our drug delivery technology may expose us to potential product liability and other claims. These may be claims directly by consumers or by pharmaceutical companies or others selling our future products. We seek to structure development programs with pharmaceutical companies that would complete the development, manufacturing and marketing of the finished product in a manner that would protect us from such liability, but the indemnity undertakings for product liability claims that we secure from the pharmaceutical companies may prove to be insufficient.

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

Our Board of Directors has the authority to issue up to 4,000,000 shares of preferred stock and to determine the rights, preferences and privileges of those shares without any further vote or action by our stockholders. Of these 4,000,000 shares, the Board of Directors has the authority to designate that number of shares of Series A Junior Participating Cumulative Preferred Stock (“A Preferred Stock”) as is required under our stockholders rights plan described below. Those shares of preferred stock not designated as A Preferred Stock remain available for future issuance. Rights of holders of common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future.

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

As of December 31, 2014, our 52-week high and low closing market price for our common stock was $0.45 and $0.17, respectively.

Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

Sales of a substantial number of shares of common stock or warrants, or the perception that sales could occur, could adversely affect the market price of our common stock. Additionally, as of December 31, 2014, there were outstanding options to purchase up to 3,174,094 shares of our common stock that are currently exercisable, and additional outstanding options to purchase up to 1,396,933 shares of common stock that are exercisable over the next several years. As of December 31, 2014, the Convertible Notes were convertible into 32,717,484 shares of our common stock; the Bridge Notes were convertible into 3,710,158 shares of our common stock; and the Reimbursement Notes were convertible into 1,365,606 shares of our common stock. As of December 31, 2014, there were outstanding warrants to purchase 27,443,727 shares of our stock. The holders of these options have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other shareholders. The existence of these options may adversely affect the terms on which we may be able to obtain additional financing. The weighted average exercise price of issued and outstanding options is $0.84 and the weighted average exercise price of warrants is $0.63, which compares to the $0.28 market price at closing on December 31, 2014. Additionally, there may be additional shares available on the market if we are required to file additional re-sale registration statements on Form S-1, including if MHR exercises its registration rights under its Registration Rights Agreement with the Company dated September 26, 2005.

Because the Company’s common stock is on the OTCQB tier of the OTC Markets, the volume of shares traded and the prices at which such shares trade may result in lower prices than might otherwise exist if our common stock was traded on a national securities exchange.

The Company’s shares are traded on the OTCQB tier of the OTC Markets. Stock traded on the OTCQB tier of the OTC Markets is often less liquid than stock traded on national securities exchanges, not only in terms of the number of shares that can be bought and sold at a given price, but also in terms of delays in the timing of transactions and reduced coverage of the Company by security analysts and media. This may result in lower prices for the Company’s common stock than might otherwise be obtained if the common stock were traded on a national securities exchange, and may also result in a larger spread between the bid and asked prices for the Company’s common stock. There is no guarantee that the Company will ever be able to re-list its common stock on the NASDAQ Capital Market or any other market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In November 2012, we entered into a sub-lease agreement with New American Therapeutics, Inc. to lease approximately 4,100 square feet of office space at 4 Becker Farm Road, Suite 103, Roseland, New Jersey, for use as our corporate office beginning February 1, 2013. The sub lease for this corporate office expired on June 30, 2014.

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

The following table sets forth the range of high and low intra-day sale prices as reported by the OTCQB, electronic quotation service for each period indicated:

	High	Low
2013
First quarter	0.18	0.11
Second quarter	0.25	0.11
Third quarter	0.25	0.16
Fourth quarter	0.23	0.12
2014
First quarter	0.33	0.15
Second quarter	0.36	0.21
Third quarter	0.46	0.24
Fourth quarter	0.46	0.20
2015
First quarter (through March 3, 2015)	0.72	0.22

As of March 3, 2015 there were 209 stockholders of record, including record owners holding shares on behalf of an indeterminate number of beneficial owners, and 60,687,478 shares of common stock outstanding. The closing price of our common stock on March 3, 2015, was $0.58. We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan, (collectively the “Plans”), the Stock Incentive Plan for Outside Directors, and the Directors Deferred Compensation Plan:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
The Plans	4,799,750	$0.80	4,483,766
Stock Incentive Plan for Outside Directors	21,000	8.97	—
Equity Compensation Plans not approved by Security Holders(1)	0	0	—

Total	4,820,750	$0.84	4,483,766

(1)	Our Board of Directors has granted options which are currently outstanding for a former consultant. The Board of Directors determines the number and terms of each grant (option exercise price, vesting and expiration date). This grant was made on July 14, 2003.

Comparative Stock Performance Graph

The graph below compares the cumulative total stockholder return through December 31, 2014, on Emisphere’s common stock with the cumulative total stockholder return of the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index, the RDG MicroCap Pharmaceutical Index, the Dow Jones U.S. Pharmaceuticals and SIC Code: 2834 — Pharmaceutical Preparations, assuming an investment of $100 on December 31, 2009, in the Company’s common stock, and in the stocks comprising each index (with all dividends reinvested).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by our independent registered public accounting firm.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—	$100
Cost of goods sold	—	—	—	—	22
Costs and expenses
Research and development expenses	1,128	836	1,867	1,951	2,495
General and administrative expenses	8,162	6,749	4,935	5,310	7,963
Other costs and expenses	15	19	19	277	835
Impairment of intangible asset	—	—	—	598	—
Restructuring charge	—	—	—	—	50
(Income) expense from lawsuit, net	—	—	—	—	278

Total costs and expenses	9,305	7,604	6,821	8,136	11,621

Operating loss	(9,305)	(7,604)	(6,821)	(8,136)	(11,543)
Sale of patent	—	—	—	—	500
Other Income	10	81	45	—	—
Research and development tax credit	—	—	—	137	252
Change in fair value of derivative instruments	(11,872)	(8,433)	8,110	28,696	(23,651)
Interest expense	(6,232)	(4,955)	(6,236)	(5,646)	(3,595)
Loss on extinguishment of debt	—	—	—	—	(17,014)
Financing fees	—	—	—	—	(1,858)
Income (loss) before income tax benefit	(27,399)	(20,911)	(4,902)	15,051	(56,909)
Income tax benefit (expense)	2,019	(28)	2,974	—	—
Net income (loss)	(25,380)	(20,939)	(1,928)	15,051	(56,909)
Net income (loss) per share — basic	(0.42)	(0.35)	(0.03)	0.27	(1.23)
Net income (loss) per share — diluted	(0.42)	(0.35)	(0.03)	0.25	(1.23)

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investments	$3,683	$4,053	$1,484	$3,069	$5,326
Working capital (deficit)	(1,694)	(1,398)	(34,745)	(33,221)	(20,568)
Total assets	5,988	4,979	2,176	4,221	7,276
Derivative instruments	29,920	15,509	2,089	10,199	34,106
Long-term liabilities and deferrals	86,172	74,146	31,614	31,597	51,966
Accumulated deficit	(514,139)	(488,759)	(467,820)	(465,892)	(480,943)
Stockholders’ deficit	(111,950)	(86,801)	(66,066)	(64,527)	(82,520)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Emisphere Technologies, Inc. is a specialty pharmaceutical company that has recently commenced commercial operations. The Company launched its first prescription product, oral Eligen B12™ Rx (1000 mcg.), in the U.S. during March 2015. Oral Eligen B12™ Rx meets significant unmet patient and medical needs by combining vitamin B12 with our proprietary delivery system technology to provide a therapeutic equivalent to injectable B12, which is the current medical standard of care. It is a prescription product for use by B12 deficient individuals; and it is the first oral B12 to be supported by published clinical data ( Clin Ther . 2011 Jul;33(7):934-45) demonstrating that oral Eligen B12™ Rx restores normal vitamin B12 blood levels in deficient patients as effectively as injectable B12. The proprietary Eligen B12™ Rx formulation is covered by a newly issued U.S. Patent (Patent No. 8,022,048) which provides protection through 2029. Beyond oral Eligen B12™ Rx, the Company utilizes its proprietary Eligen® Technology to create new oral formulations of therapeutic agents. Emisphere is currently partnered with global pharmaceutical companies for the development of such new orally delivered therapeutics.

Oral Eligen B12™ Rx was introduced in the United States during March 2015. Additionally, the Company is currently engaged in multiple ex-US oral Eligen™ B12 Rx licensing discussions.

By building on the oral Eligen B12™ Rx product, the Company intends to establish a sound product portfolio platform on which to expand its B12 therapeutic franchise as well as expand internal new product development with new therapeutic agents. The Company will also continue to develop its existing drug delivery carrier partnerships and expand its carrier business by seeking out and engaging in new global licensing opportunities.

As it focuses on building a commercial platform based on the oral Eligen B12™ Rx product, Emisphere will continue to develop and expand upon the unique and improved delivery of therapeutic molecules using its Eligen® Technology. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen® Technology can be applied to the oral route of administration as well as other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology can make it possible to deliver certain therapeutic molecules orally without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect. Our development efforts are conducted internally or in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market.

Our website is www.emisphere.com. The contents of that website are not incorporated herein by reference. Investor related questions should be directed to info@emisphere.com.

Mr. Alan L. Rubino, the Company’s President and Chief Executive Officer, and Mr. Timothy G. Rothwell, its Chairman of the Board of Director, are seasoned industry executives with major and emerging pharmaceutical company experience who form the core of a leadership team that will implement the Company’s strategic plans. To that end, we have sought to expand opportunities with existing partners and will continue to work to expand and explore new efforts to attract new delivery system, product development, and licensing partnerships. After evaluating the Company’s operations and strategy, the leadership team determined the Company should refocus its corporate strategy to reemphasize the commercialization of oral Eligen B12™Rx, build new high-value partnerships, evaluate new prescription medical foods commercial opportunities, reprioritize the product pipeline, and promote new uses for the Eligen® Technology.

To accelerate the commercialization of oral Eligen B12™ Rx and evaluate new opportunities for prescription medical foods and other prescription products under development, the Company hired Mr. Carl V. Sailer in October 2012 to head its commercial efforts. Mr. Sailer has extensive experience in pharmaceuticals products marketing and supply chain management. He has a proven track record of launching new, and enhancing the financial performance of, existing pharmaceutical products by implementing progressive commercial marketing and distribution models. The Company engaged the consulting services of Dr. Carlos de Lecea, M.D., Ph.D., to expand its business development efforts globally. Dr. de Lecea has over 20 years’ experience in business development, including in and out licensing pharmaceutical products and delivery technologies in global markets. Dr. de Lecea also works with Mr. Rubino to expand the application of the Eligen® Technology by taking advantage of its suitability to facilitate oral absorption of emerging peptides and biologic products that are typically only available as injectables or are currently under development. We believe that these products represent tremendous promise for realizing improvements in healthcare and growth in the industry, and that the Eligen® Technology is well suited to deliver many of these molecules safely and efficiently. More recently the Company continues to strengthen its commercial operations team by engaging the consulting services of Mr. Nicholas G. Rothwell, CPIM, as Vice President, Global Supply, and Dr. Peter J. Shaw, M.D., as Chief Medical Officer. Mr. Rothwell has an exceptional background in commercial operations for life sciences and will play an integral role in supporting Emisphere’s new commercial operations building on the launch of Eligen B12™ Rx. With more than 30 years of experience developing, implementing and managing end-to-end integrated supply chains Mr. Rothwell is a senior healthcare executive with extensive commercial experience in operations management and strong expertise in leading strategic planning, product launch and growth initiatives of leading pharmaceutical products. Mr. Rothwell will be responsible for global supply chain, logistics, manufacturing and quality assurance. Dr. Shaw brings significant industry and medical experiences as a practicing physician and in progressive pharmaceutical sales representative training. His expertise and vision will facilitate the launch and growth of our oral Eligen B12™ product, and strengthen our development efforts supporting the advancement of the Company’s other pipeline product candidates. Dr. Shaw will have responsibility for global clinical development programs, medical affairs and other related functions. Mr. Rothwell and Dr. Shaw report to Mr. Rubino.

The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities or nutritional supplements. During the remainder of 2015 we plan to continue to develop our product pipeline utilizing the Eligen® Technology with prescription and medical foods product candidates and prioritized our development efforts based on overall potential returns on investment, likelihood of success, and market and medical needs. Medical foods are a distinct product category defined by the Orphan Drug Act of 1988 and an FDA regulation, and encompass foods which are formulated to be consumed or administered enterally under the supervision of a physician and which are intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical and healthcare marketplace and driving company valuation.

To accelerate commercialization of the Eligen® Technology, Emisphere will continue to focus on its two-pronged strategy. First, we will focus on commercializing oral Eligen B12™ Rx (1000 mcg) as a medical food for use by documented B12 deficient individuals in the United States and globally. During the fourth quarter of 2010, the Company completed a clinical trial which demonstrated that both oral Eligen B12™ (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial was published in the July 2011 edition of the journal Clinical Therapeutics (Volume 22, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our oral Eligen B12™ Rx (1000 mcg) product. On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the oral Eligen B12™ formulation was allowed. This new patent (US 8,022,048) provides intellectual property protection for Eligen B12™ through approximately October 2029. Second, we will concentrate on expanding our Eligen® drug delivery technology business, by seeking applications with prescription molecules obtained through partnerships with other pharmaceutical companies for molecules where oral absorption is difficult yet substantially beneficial if proven. We are also working to generate new interest in the Eligen ® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. Second, we continue to pursue commercialization of product candidates developed internally. We believe that these internal candidates need to be developed with reasonable investment in an acceptable time period and with a reasonable risk-benefit profile.

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

Funding required to continue developing our product pipeline may be partially paid by income-generated from sales of Eligen B12™ in the U.S., and from license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution. The Company also continues to focus on improving operational efficiency. Annual non-commercial operating costs have been reduced by approximately 80% from 2008 levels. Its cash burn rate to support continuing operations is less than $6 million per year. Additionally, we have accelerated the commercialization of the Eligen® Technology in a cost effective way and to gain operational efficiencies by tapping into advanced scientific processes offered by independent contractors.

Our product pipeline includes prescription and medical food product candidates that are being developed in partnership or internally. During 2014, we continued to make progress on plans to commercialize our internally developed oral Eligen B12™ Rx product, having launched in the U.S. during the first quarter, 2015. Additionally, our development partner, Novo Nordisk A/S (“Novo Nordisk”), continues its development programs.

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

On February 20, 2015 Novo Nordisk announced positive Phase 2 data pertaining to OG217SC, the oral formulation of semaglutide, a long-acting human GLP-1 analogue that stimulates insulin and suppresses glucagon secretion in a glucose-dependent manner. OG217SC is provided in a tablet formulation with the absorption-enhancing excipient, SNAC. SNAC is an Eligen® Carrier. Novo Nordisk announced that it has successfully completed the phase 2 trial for OG217SC, investigating dose range, escalation, efficacy and safety of once-daily oral semaglutide compared with oral placebo or once-weekly subcutaneously administered semaglutide in around 600 people with type 2 diabetes treated for 26 weeks. Based on these results, Novo Nordisk announced that it will initiate consultations with regulatory authorities subsequent to which a decision of whether to progress OG217SC into phase 3 development will be made.

Under its GLP-1 License Agreement, Novo Nordisk is working to develop and commercialize oral formulations of its proprietary GLP-1 receptor agonists in combination with Emisphere carriers. Under the GLP-1 License Agreement, Emisphere could receive additional contingent product development and sales milestone payments and would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under such Agreement. Under the GLP-1 License Agreement, Novo Nordisk is responsible for the development and commercialization of the products.

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

As of December 31, 2014, our accumulated deficit was approximately $514.1 million. Our loss from operations was $9.3 million, $7.6 million and $6.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net loss was $25.4 million, $20.9 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net cash provided (outlays) from operations and capital expenditures were ($8.4) million, $3.1 million and ($3.0) million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash provided (outlays) include receipts of deferred revenue of $0.0 million, $10.0 million, and $0.02 million for 2014, 2013, and 2012, respectively. Our stockholders’ deficit was $111.9 million and $86.8 million as of December 31, 2014 and 2013, respectively. On December 31, 2014 we had approximately $3.7 million cash.

As of December 31, 2014, the Company’s obligations included approximately $40.9 million (face value) under its Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $8.3 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.7 million (face value) under its Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $1.9 million (face value) under its Amended and Restated Bridge Notes (the “Bridge Notes”). Additional borrowings under the Loan Agreement are subject to various sales, operating and manufacturing performance criteria.

Under the terms of the Loan Agreement, described in Note 7 to the Financial Statements, Emisphere may borrow, at specified times and based on the attainment of specified performance milestones, up to an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen B12™ Rx Product. The new loan facility will mature on December 31, 2019 and bear interest at a rate of 13% per year. The first borrowing under the Loan Agreement occurred on August 20, 2014 in an original principal amount of $5.0 million, and the second occurred on November 4, 2014 in an original principal amount of $3.0 million. Subject to achieving certain operational milestones relating to the timely manufacture and commencement of sales of oral Eligen B12™ Rx, of which there can be no assurance, the Company may request three additional borrowings under the Loan Agreement as follows: up to $5.0 million in the first quarter of 2015, up to $5.0 million in the second quarter of 2015, and up to $2.0 million in the third quarter of 2015. In addition to funding available through the Loan Agreement, the Company received approximately $1.7 million and $0.3 million on January 14, 2014 and December 9, 2014, respectively, from the sale of unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

We believe the Company’s current cash balance, in addition to cash available through additional borrowings under the Loan Agreement, assuming attainment of the milestones, will provide sufficient capital to support the commercial launch of oral Eligen B12™ Rx in the U.S. market and to continue operations through the end of 2015. The Company’s future capital requirements beyond 2015 and financial success depend largely on the commercial success of our oral Eligen B12™ Rx product and our ability to leverage existing as well as securing new partnering opportunities. This is no assurance that our plans will be successful. If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ Rx or obtain substantial cash inflows from existing or new partners or other sources prior to the end 2015, we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2014, 2013 and 2012 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

During the year ended December 31, 2014, our cash liquidity (consisting of $3.7 million cash at December 31, 2014) increased as follows:

Cash and Cash Equivalents:

(In thousands)
At December 31, 2013	$4,100
At December 31, 2014	3,700

Decrease in cash and cash equivalents	$(400)

The increase (decrease) in cash and cash equivalents is comprised of the following components for the years ended December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Proceeds from loan	$8,000	$—
Proceeds from collaboration, technology business tax certificate transfer program and other projects	2,000	10,300

Sources of cash and cash equivalents	10,000	10,300

Uses of cash and cash equivalents	(10,400)	(7,700)

(Decrease) Increase in cash and cash equivalents	$(400)	$2,600

During the year ended December 31, 2014, our working capital deficiency increased by $0.3 million as follows:

	December 31,		Change
	2014	2013
	(In thousands)
Current assets	$5,939	$4,905	$1,063
Current liabilities	7,633	6,303	1,329

Working capital (deficiency)	$(1,694)	$(1,398)	$(266)

The increase in current assets is driven primarily by the increase in inventory. The increase in current liabilities is driven primarily by the increase in fair value of derivative instruments.

Primary Sources of Cash

On January 21, 2014, and December 8, 2014, the Company received approximately $1.7 million and $0.3 million, respectively by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. On August 20, 2014, and November 4, 2014, the Company received $5.0 million and $3.0 million in proceeds pursuant to a loan agreement entered into with MHR.

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

Results of Operations

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

	Year Ended December 31,
	(In thousands)
	2014	2013	Change
Revenue	$—	$—	$—
Operating expenses	$9,305	$7,604	$1,701
Operating loss	$(9,305)	$(7,604)	$(1,701)
Change in fair value of derivative instruments	$(11,872)	$(8,433)	$(3,439)
Interest expense	$(6,232)	$(4,955)	$(1,277)
Other non-operating income	$10	$81	$(71)
Income tax benefit	$2,019	$(28)	$2,047
Net loss	$(25,380)	$(20,939)	$(4,441)

Our principal operating costs include the following items as a percentage of total expense:

	Year Ended
	December 31, 2014	December 31, 2013
Human resource costs, including benefits	32%	40%
Professional fees for legal, intellectual property, accounting and consulting	50%	44%
Product development costs	7%	2%
Occupancy costs	2%	3%
Depreciation and amortization	0%	0%
Other	9%	11%

Operating expenses, increased by $1.7 million or 22% as a result of the following items:

(In thousands)
Decrease in human resource costs	$(100)
Increase in professional and consulting fees	1,300
Increase in product development costs	400
All other	100

Net increase	$1,700

Human resource costs decreased approximately $0.1 million due primarily to reductions in headcount.

Professional and consulting fees increased approximately $1.3 million due to an increase in sales and marketing expenses and advertising expenses related to the launch of Eligen B-12 of approximately $1.2 million, and, and an increase in legal fees related to the August 2014 restructuring of approximately $0.1 million.

Product development costs increased approximately $0.4 million primarily due to costs associated with developing and optimizing manufacturing production of oral Eligen B12™ Rx.

Occupancy costs were substantially unchanged in 2014 compared to 2013.

Depreciation and amortization expense were substantially unchanged in 2014 compared to 2013.

All other operating costs increased approximately $0.1 million.

As a result of the factors above, Emisphere’s operating expenses were $9.3 million for the year ended December 31, 2014, which represents an increase of $1.7 million (22%) compared to operating expenses for the year ended December 31, 2013.

Other non-operating expense increased by approximately $4.8 million for the year ended December 31, 2014, in comparison to the same period last year due primarily to a $3.4 million increase in the change in the value of derivative instruments, and a $1.3 million increase in interest expense due primarily to the additional accrued interest on the restatement of the Convertible Notes following the August 2014 restructuring described above. The change in the fair value of derivative instruments for 2014 and 2013 is the result of a higher fair value of the Company’s stock price and a higher estimated future volatility at December 31, 2014 compared to December 31, 2013. Future gains and losses recognized in the Company’s operating results from changes in value of the derivative instrument liability are based in part on the fair value of the Company’s common stock which is outside the control of the Company. These potential future gains and losses could be material.

During 2014, we recognized a state income tax benefit of approximately $2.0 million as a result of proceeds from the sale of $24.6 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

As a result of the above factors, we reported a net loss of $25.4 million, which was $4.4 million (21%) higher than the net loss of $20.9 million for the year ended December 31, 2013.

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

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

Operating expenses, increased by $0.8 million or 12% as a result of the following items:

(In thousands)
Increase in human resource costs	$500
Increase in professional and consulting fees	600
Decrease in occupancy costs	(200)
Decrease in laboratory costs	(300)
Increase in all other operating costs	200

Net increase	$800

Human resource costs increased approximately $0.5 million due primarily to the award of bonuses and related employer taxes.

Professional and consulting fees increased approximately $0.6 million due to an increase in consulting fees of approximately $0.5 million (primarily from new consulting contracts for business development services, scientific services and medical consulting services); $0.3 million in other professional fees (primarily from restructuring costs, oral Eligen B-12™ Rx launch costs, and upgrades to our information technology); offset by a $0.2 million reduction in legal and accounting fees.

Occupancy costs decreased approximately $0.2 million due to the lease expiration at the former Cedar Knolls Offices and the reduction in square footage at the Company’s Roseland Offices.

Laboratory fees decreased approximately $0.3 million due primarily to a 2012 charge for the reduction of a prepaid asset.

Depreciation expense was substantially unchanged in 2013 compared to 2012.

All other operating costs increased $0.2 million due to investment in commercial preparations to launch the oral Eligen B-12™ Rx product.

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

In 2012, we recognized a state income tax benefit of approximately $3.0 million as a result of proceeds from the sale of $36 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. A state income tax benefit for 2013 of $1.7 million was received and recognized during the first quarter of 2014.

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

Revenue Recognition — Revenue includes amounts earned from sales of our oral Eligen® B12 (100 mcg) product, collaborative agreements and feasibility studies. Revenue earned from the sale of oral Eligen® B12 (100 mcg) was recognized when the product was shipped, when all revenue recognition criteria were met in accordance with Staff Accounting Bulletin No. 104 , “Revenue Recognition” (codified under ASC 605 “Revenue Recognition”). Our Distributor Agreement for the marketing, distribution and sale of oral Eligen® B12 100 mcg) with Quality Vitamins and Supplements, Inc. was terminated during the third quarter, 2010. Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for joint steering committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2013. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

As of December 31, 2014, total deferred revenue from the GLP-1 License Agreement was $23.6 million, comprised of the $10.0 million April 26, 2013, prepayment, the $10.0 million non-refundable license fee, $2 million milestone payment and $1.6 million in support services.

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

As of December 31, 2014 total deferred revenue from all Novartis development license programs was approximately $13.0 million, comprised of the principal value ($10 million) plus interest ($3.0 million) we recorded on June 4, 2010, upon executing the Novartis Agreement, pursuant to which the Company was released and discharged from its obligations under the Novartis Note described in Note 7 to the Financial Statements included herein.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2014.

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

Contractual Arrangements

Significant contractual obligations as of December 31, 2014 are as follows:

		Amount Due in
Type of Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Notes Payable(1)	$51,741	$—	$—	$—	$51,741
Derivative liabilities(2)	29,920	5,787	—	—	24,133
Operating lease obligations	358	136	222	—	—

Total	$82,019	$5,923	$222	$—	$75,874

(1)	Amounts include both principal and related interest payments.

(2)	We have issued warrants to purchase shares of our common stock which contain provisions requiring us to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. As a result, these warrants have been recorded at their fair value and are classified as current liabilities. The value and timing of the actual cash payments, if any, related to these derivative instruments could differ materially from the amounts and periods shown.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities.    At December 31, 2014, the value of derivative instruments was $29.9 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Convertible Notes, Bridge Notes, Reimbursement Notes, and Amended and Restated June 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/(Decrease)
(In thousands)
25% increase in stock price	$3,596
50% increase in stock price	$8,691
5% increase in assumed volatility	$650
25% decrease in stock price	$(3,517)
50% decrease in stock price	$(6,021)
5% decrease in assumed volatility	$(116)

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

EMISPHERE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Emisphere Technologies, Inc.

We have audited the accompanying balance sheets of Emisphere Technologies, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emisphere Technologies, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emisphere Technologies, Inc.‘s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 31, 2015 expressed an unqualified opinion on the effectiveness of Emisphere Technologies, Inc.’s internal control over financial reporting.

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

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Emisphere Technologies, Inc.

We have audited Emisphere Technologies, Inc.‘s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Emisphere Technologies, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Emisphere Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Emisphere Technologies, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholder’s deficit and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 31, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

New York, NY

March 31, 2015

EMISPHERE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,683	$4,053
Inventories	2,068	230
Prepaid expenses and other current assets	188	622

Total current assets	5,939	4,905
Equipment and leasehold improvements, net	25	40
Other assets	24	34

Total assets	$5,988	$4,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, related party, net of related discount	$—	$556
Accounts payable and accrued expenses	1,846	1,539
Derivative instruments:
Related party	5,548	3,638
Others	239	540
Other current liabilities	—	30

Total current liabilities	7,633	6,303
Notes payable, related party net of related discount	44,546	32,523
Derivative instruments — Related party	24,133	11,331
Deferred revenue	41,616	41,616
Deferred lease liability and other liabilities	10	7

Total liabilities	117,938	91,780

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 4,000,000 shares at December 31, 2014; and authorized 2,000,000 shares at December 31, 2013; issued and outstanding at December 31, 2014 — none	—	—
Common stock, $.01 par value; authorized 400,000,000 shares at December 31, 2014; and authorized 200,000,000 at December 31, 2013; issued 60,977,210 shares (60,687,478 outstanding) at December 31, 2014 and 2013	610	610
Additional paid-in capital	405,531	405,300
Accumulated deficit	(514,139)	(488,759)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(111,950)	(86,801)

Total liabilities and stockholders’ deficit	$5,988	$4,979

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Revenue	$—	$—	$—
Cost of goods sold	—	—	—

Gross profit	—	—	—

Costs and expenses:
Research and development	1,128	836	1,867
General and administrative	8,162	6,749	4,935
Loss (gain) on disposal of fixed assets	—	10	(10)
Depreciation and amortization	15	9	29

Total costs and expenses	9,305	7,604	6,821

Operating loss	(9,305)	(7,604)	(6,821)

Other non-operating income (expense):
Investment and other income	10	81	45
Change in fair value of derivative instruments:
Related party	(12,172)	(8,491)	7,880
Others	300	58	230
Interest expense — related party	(6,232)	(4,955)	(6,236)

Total other non-operating income (expense)	(18,094)	(13,307)	1,919

Loss before income tax benefit (expense)	(27,399)	(20,911)	(4,902)
Income tax benefit (expense)	2,019	(28)	2,974

Net loss	$(25,380)	$(20,939)	$(1,928)

Net loss per share, basic	$(0.42)	$(0.35)	$(0.03)

Net loss per share, diluted	$(0.42)	$(0.35)	$(0.03)

Weighted average shares outstanding, basic	60,687,478	60,687,478	60,687,478

Weighted average shares outstanding, diluted	60,687,478	60,687,478	60,687,478

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(25,380)	$(20,939)	$(1,928)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15	9	29
Non-cash interest expense:
Related party	6,007	4,955	6,236
Others	—	—	—
Changes in the fair value of derivative instruments:
Related party	12,172	8,491	(7,880)
Others	(300)	(58)	(230)
Non-cash compensation	231	205	344
Loss (gain) on disposal of fixed assets	—	10	(10)
Provision for bad debts	—	—	31
Changes in assets and liabilities excluding non-cash charges:
Decrease (increase) in accounts receivable	—	1	(10)
(Increase) decrease inventories	(1,361)	19	9
(Increase) decrease in prepaid expenses and other current assets	(43)	(473)	432
Decrease (increase) in security deposits	10	—	(34)
Increase in accounts payable, accrued expenses and other	306	615	29
(Decrease) increase in other current liabilities	(30)	30	(33)
Increase in deferred revenue	—	10,002	21
(Increase) decrease in deferred lease and other liabilities	3	(2)	(4)

Total adjustments	17,010	23,804	(1,070)

Net cash (used in) provided by operating activities	(8,370)	2,865	(2,998)

Cash flows from investing activities:
Decrease in restricted cash	—	247	—
Purchase of fixed assets	—	(46)	—
Proceeds from sale of fixed assets	—	—	13

Net cash provided by investing activities	—	201	13

Cash flows from financing activities:
Proceeds from notes payable	8,000	—	1,400
Payments for debt issue costs	—	(497)	—

Net cash (used in) provided by financing activities	8,000	(497)	1,400

Net increase (decrease) in cash and cash equivalents	(370)	2,569	(1,585)
Cash and cash equivalents, beginning of year	4,053	1,484	3,069

Cash and cash equivalents, end of year	$3,683	$4,053	$1,484

Non-cash investing and financing activities:
Debt discounts issued in debt modifications	$—	$4,041	$—
Conversion of accrued interest to notes payable	$5,542	$3,031	$—

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2014, 2013 and 2012

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Treasury Shares Amount		Total
	Shares	Amount
	(In thousands except share data)
Balance, December 31, 2011	60,977,210	$610	$404,707	$(465,892)	289,732	$(3,952)	$(64,527)

Net Loss				(1,928)			(1,928)
Capital contributed from imputed interest			45				45
Stock based compensation for employees			176				176
Stock based compensation for directors			168				168

Balance, December 31, 2012	60,977,210	$610	$405,096	$(467,820)	289,732	$(3,952)	$(66,066)

Net Loss				(20,939)			(20,939)
Stock based compensation for employees			47				47
Stock based compensation for directors			157				157

Balance, December 31, 2013	60,977,210	$610	$405,300	$(488,759)	289,732	$(3,952)	$(86,801)

Net Loss				(25,380)			(25,380)
Stock based compensation for employees			71				71
Stock based compensation for directors			160				160

Balance, December 31, 2014	60,977,210	$610	$405,531	$(514,139)	289,732	$(3,952)	$(111,950)

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Nature of Operations, Risks and Uncertainties and Liquidity

Nature of Operations.    Emisphere Technologies, Inc. (“Emisphere,” “the Company,” “our,” “us,” or “we”) is a commercial stage, specialty pharmaceutical company that has recently commenced commercial operations. The Company launched its first prescription product, oral Eligen B12™ Rx, in the U.S. during March 2015. Additionally, the Company is currently engaged in multiple ex-US licensing discussions with the intention of offering oral Eligen B12™ Rx for sale in global markets. Beyond Eligen B12™ Rx, the Company utilizes its proprietary Eligen® Technology to create new oral formulations of therapeutic agents. Emisphere is currently partnered with global pharmaceutical companies for the development of new orally delivered therapeutics

By building on the oral Eligen B12™ Rx product, the Company intends to establish a sound product portfolio platform on which to expand its B12 therapeutic franchise as well as expand internal new product development with new therapeutic agents. The Company will also continue to develop its existing drug delivery carrier partnerships and expand its carrier business by seeking out and engaging in new global licensing opportunities.

Our core business strategy is to pursue the commercialization of oral Eligen B12™ Rx, build new, high-value partnerships and continue to expand upon existing partnerships, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen® Technology, a broad-based proprietary oral drug delivery platform which makes it possible to avoid injections for drug administration through the use of delivery agents, or “carriers,” which facilitate or enable transport of therapeutic molecules, including large peptides and proteins, across biological membranes such as those of the gastrointestinal tract. Our delivery agents have no known pharmacological activity in the amounts used to enhance oral drug delivery and therefore may be considered excipients.

Risks and Uncertainties.    We have no prescription products currently approved for sale by the U.S. FDA. There can be no assurance that our research and development will be successfully completed, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors. We are highly dependent upon the commercial success of oral Eligen B12™ Rx and cannot be sure that our plans will be successful. We have limited capital resources and significant commitments and obligations.

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, our business will require substantial additional investment that we have not yet secured.

As of December 31, 2014, our accumulated deficit was approximately $514.1 million. Our loss from operations was $9.3 million, $7.6 million and $6.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net loss was $25.4 million, $20.9 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net cash provided (outlays) from operations and capital expenditures were ($8.4) million, $3.1 million and ($3.0) million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash provided (outlays) include receipts of deferred revenue of $0.0 million, $10.0 million, and $0.02 million for 2014, 2013, and 2012, respectively. Our stockholders’ deficit was $111.9 million and $86.8 million as of December 31, 2014 and 2013, respectively. On December 31, 2014 we had approximately $3.7 million cash.

As of December 31, 2014, the Company’s obligations included approximately $40.9 million (face value) under its Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $8.3 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.7 million (face value) under its Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $1.9 million (face value) under its Second Amended and Restated

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Bridge Notes (the “Bridge Notes”). The Convertible Notes and the Loan Agreement are subject to various sales, operating and manufacturing performance criteria.

Under the terms of the Loan Agreement, described in Note 7 to the Financial Statements, Emisphere may borrow, at specified times and based on the attainment of specified performance milestones, up to an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen B12™ Rx Product. The new loan facility will mature on December 31, 2019 and bear interest at a rate of 13% per year. The first borrowing under the Loan Agreement occurred on August 20, 2014, in an original principal amount of $5.0 million, and the second occurred on November 4, 2014 in an original principal amount of $3.0 million. Subject to achieving certain operational milestones relating to the timely manufacture and commencement of sales of oral Eligen B12™ Rx, of which there can be no assurance, the Company may request three additional borrowings under the Loan Agreement as follows: up to $5.0 million in the first quarter of 2015, up to $5.0 million in the second quarter of 2015, and up to $2.0 million in the third quarter of 2015. In addition to funding available through the Loan Agreement, the Company received approximately $1.7 million and $0.3 million on January 14, 2014, and December 9, 2014, respectively, from the sale of unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

We believe the Company’s current cash balance, in addition to cash available through additional borrowings under the Loan Agreement, assuming attainment of the milestones, will provide sufficient capital to support the commercial launch of oral Eligen B12™ Rx in the U.S. market and to continue operations through the end of 2015. The Company’s future capital requirements beyond 2015 and financial success depend largely on the commercial success of our oral Eligen B12™ Rx product and our ability to leverage existing as well as securing new partnering opportunities. There is no assurance that our plans will be successful. If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ Rx or obtain substantial cash inflows from existing or new partners or other sources prior to the end 2015, we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2014, 2013 and 2012 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

2.    Summary of Significant Accounting Policies

Use of Estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses and performance period for revenue recognition. Actual results may differ substantially from these estimates. Significant estimates include accrued expenses, the variables and method used to calculate stock-based compensation, derivative instruments and deferred taxes.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Cash, Cash Equivalents, and Investments.    We consider all highly liquid, interest-bearing instruments with original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds. Our investment policy requires that commercial paper be rated A-1, P-1 or better by either Standard and Poor’s Corporation or Moody’s Investor Services or another nationally recognized agency and that securities of issuers with a long-term credit rating must be rated at least “A” (or equivalent). As of December 31, 2014, we held no investments.

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

Revenue Recognition.    We recognize revenue in accordance with FASB ASC 605-10-S99, Revenue Recognition.

Oral Eligen B12™ Rx Product

We will sell our Oral Eligen B12™ Rx product through drug wholesalers and retail pharmacies. We will recognize revenue from prescription product sales, net of sales discounts, chargebacks, and rebates. We will accept returns of unsalable product from customers within a return period of six months prior to and 12 months following product expiration. Our Oral Eligen B12™ Rx product currently has a shelf life of 24 months from the date of manufacture. Given the limited history of our Oral Eligen B12™ Rx product, we currently cannot reliably estimate expected returns of the prescription products at the time of shipment. Accordingly, we will defer recognition of revenue on prescription products until the right of return no longer exists, which occurs at the earlier of the time the Oral Eligen B12™ Rx product is dispensed through patient prescriptions or expiration of the right of return.

Collaborative Agreements and Feasibility Studies

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

Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

“expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for Joint Steering Committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2014. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

With regard to revenue recognition in connection with development and license agreements that include multiple deliverables, Emisphere’s management reviews the relevant terms of the agreements and determines whether such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, Multiple-Element Arrangements. If it is determined that a delivered license and Eligen® Technology do not have stand-alone value and Emisphere does not have objective evidence of fair value of the undelivered Eligen® Technology or the manufacturing value of all the undelivered items, then such deliverables are accounted for as a single unit of accounting and any payments received pursuant to such agreement, including any upfront or development milestone payments and any payments received for support services, will be deferred and included in deferred revenue within our balance sheet until such time as management can estimate when all of such deliverables will be delivered, if ever. Management reviews and reevaluates such conclusions as each item in the arrangement is delivered and circumstances of the development arrangement change. See Note 12 for more information about the Company’s accounting for revenue from specific development and license agreements.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments.    The carrying amounts for cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their short-term nature. At December 31, 2014, the carrying value of the Second Amended and Restated Convertible Notes, Second Amended and Restated Reimbursement Notes, Second Amended and Restated Bridge Notes and Loan Agreement was $44.5 million, which reflects its original cost plus accrued interest. See Note 7 for further discussion of the notes payable.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future Impact of Recently Issued Accounting Standards

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

3.    Inventory

Inventory consists of the following:

	December 31,
	2014	2013
	(In thousands)
Raw Materials	$1,350
Work-in-process	718	230

Total	$2,068	$230

4.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2014	2013
	(In thousands)
Prepaid corporate insurance	$53	$92
Deposit on inventory	—	477
Prepaid expenses and other current assets	135	53

	$188	$622

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.    Fixed Assets

Equipment and leasehold improvements, net, consists of the following:

	December 31,
	Useful Lives In Years	2014	2013
		(In thousands)
Equipment	3-7	$601	$601
Leasehold improvements	Term of lease	27	27

		628	628
Less, accumulated depreciation and amortization		603	588

		$25	$40

Depreciation expense for the years ended December 31, 2014, 2013 and 2012, was $15 thousand, $9 thousand and $29 thousand, respectively.

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2014	2013
	(In thousands)
Accounts payable	$530	$525
Accrued legal, professional fees and other	1,262	967
Accrued vacation	54	47

	$1,846	$1,539

7.    Notes Payable

Notes payable, net of related discounts, consists of the following:

	December 31, 2014	2013
	(in thousands)
Convertible Notes	$35,332	$32,230
Loan Agreement	8,307	—
Reimbursement Notes	636	556
Bridge Notes	271	293

	44,546	33,079
Less: Current portion	—	556

Non-current Notes payable, net of related discounts	$44,546	$32,523

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Loan Agreement provides for, among other things, a commitment (the “Commitment”) of the Lenders to loan the Company up to $20 million to finance the development, manufacturing, marketing and sale of oral Eligen B12™ Rx (the “B12 Product”). The Company may make five borrowings (each, a “Borrowing”, and collectively, the “Loan”) under the Loan Agreement. The first Borrowing occurred on August 20, 2014 in an original principal amount of $5 million, and the second occurred on November 4, 2014, in an original principal amount of $3 million. Subject to achieving certain operational milestones relating to the timely manufacture and commencement of sales of the B12 Product, of which there can be no assurance, the Company may request three additional Borrowings as follows: up to $5.0 million in the first quarter of 2015, up to $5.0 million in the second quarter of 2015, and up to $2.0 million in the third quarter of 2015.

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

Except with respect to Paid-In-Kind Royalties incurred under the Loan Agreement after all amounts of principal and interest have previously been paid in full, the Loan will mature on the earlier of (a) December 31, 2019, and, (b) 30 days after the end of any fiscal year in which the Company’s cash (plus certain cash expenditures during such fiscal year that are unrelated to the B12 Product or related products) as of the end of such fiscal year (subject to certain permitted deductions) is more than three times the principal amount of the Loan as of the end of such fiscal year. Paid-In-Kind Royalties incurred under the Loan Agreement after all amounts of principal and interest have previously been paid in full mature one year following the date of incurrence. The Loan bears interest at a rate of 13% per annum (the “Interest Rate”), compounded monthly, and will be payable in kind and in arrears on June 30 and December 31 of each year up to and including the maturity date by increasing the outstanding principal amount of the Loan by the amount of each such interest payment. So long as an event of default under the Loan Agreement (an “Event of Default”) has occurred and is continuing, at the election of MHR, interest shall accrue on the Loan at a rate equal to 2% per annum above the Interest Rate (“Default Rate”). Interest at the Default Rate shall accrue from the initial date of such Event of Default until that Event of Default is cured or waived in writing and shall be payable upon demand and, if not paid when due, shall itself bear interest at the Default Rate. The Loan must be repaid from time to time prior to maturity pursuant to (a) a cash sweep of 50% of the Company’s adjusted consolidated free cash flow, or 75% of the Company’s adjusted consolidated free cash flow in any year in which the adjusted consolidated free cash flow exceeds $50 million, to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance, (b) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any of the Company’s products other than the B12 Product or related products (the “Non-B12 Products”), subject to the priority described below, and (c) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. The Loan Agreement provides for certain representations and warranties, conditions precedent to the Lenders’ obligation to lend, affirmative and negative covenants of the Company (including, but not limited to, certain milestones in the development of its B12 Products) and Events of Default.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2014, the principal balance of the Loan agreement was $8.3 million including approximately $0.3 million interest payable in kind.

Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “2005 Loan Agreement”) executed with MHR. Under the 2005 Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for the predecessor of the Convertible Notes, which were 11% senior secured convertible notes with substantially the same terms as the 2005 Loan Agreement, except that the original Convertible Notes were convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. In connection with the original Convertible Notes exchange, the Company agreed to appoint a representative of MHR (the “MHR Nominee”) and another person (the “Mutual Director”) to the Board. Further, the Company agreed to amend, and in January 2006 did amend, its certificate of incorporation to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board so long as MHR holds at least 2% of the outstanding common stock of the Company. The original Convertible Notes were amended and restated on May 7, 2013 and amended and restated a second time on August 20, 2014 as described below.

The Convertible Notes now provide for a new maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones specified in the Convertible Notes). The interest rate is 13% per annum, compounded monthly, which interest will be payable in the form of additional Convertible Notes. The Convertible Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. After all principal and interest under the Loan Agreement and Reimbursement Notes are repaid, the remaining Convertible Notes must be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of the Company’s adjusted consolidated free cash flow (75% of the Company’s adjusted consolidated free cash flow in any year in which the Company’s adjusted consolidated free cash flow exceeds $50 million) to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance. The Convertible Notes are convertible, at the option of the holders, at a conversion price of $1.25 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Convertible Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. If we fail to meet our obligations under the terms of the Convertible Notes, or fail to meet any of the sales, operating or manufacturing performance criteria included in the Convertible Notes, we would be in default under these notes, which would give MHR the option of foreclosing on substantially all of our assets. As of December 31, 2014, the principal balance of the Convertible Notes was $40.9 million; and the Convertible Notes were convertible into 32,717,484 shares of our common stock.

Reimbursement Notes. On June 8, 2010, the Company issued the predecessor to the Reimbursement Notes to MHR in the form of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 in reimbursement for legal expenses incurred by MHR in connection with MHR’s agreement to, among other things, waive certain rights as a senior secured party of the Company and enter into a non-disturbance agreement with the Company’s collaboration partner Novartis Pharma AG, and, if necessary, to enter into a comparable agreement in connection with another potential Company transaction. The original Reimbursement Notes were amended and restated on May 7, 2013 and amended and restated again on August 20, 2014 as described below.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Reimbursement Notes provide for a maturity date of the earlier of (a) March 31, 2022 and (b) immediately prior to the time that any amounts outstanding under the Loan Agreement are repaid (subject to acceleration upon the occurrence of certain events of default specified in the Reimbursement Notes), and bear interest at the rate of 10% per annum, compounded monthly, which interest is payable in the form of additional Reimbursement Notes. The Reimbursement Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Reimbursement Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Reimbursement Notes must also be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below. As of December 31, 2014, the principal balance of the Reimbursement Notes was $0.68 million; and the Reimbursement Notes were convertible into 1,365,606 shares of our common stock.

Bridge Notes. On October 17, 2012, the Company issued to MHR the predecessor to the Bridge Notes in the aggregate principal amount of $1,400,000. The original Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. The Bridge Notes were amended and restated on May 7, 2013 and restated again on August 20, 2014 as described below.

The Bridge Notes provide for a maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain events of default specified) and bear interest at 13% per year, compounded monthly and payable in the form of additional Bridge Notes. The Bridge Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Bridge Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Bridge Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. As of December 31, 2014, the principal balance of the Bridge Notes was $1.86 million; and the Reimbursement Notes were convertible into 3,710,158 shares of our common stock.

The priority of the cash sweep for Non-B12 Products is as follows: (i) to redeem the Reimbursement Notes, (ii) to prepay principal and interest outstanding under the Loan Agreement; (ii) to reduce the Commitment; (iv) to redeem the Convertible Notes; and (v) to redeem the Bridge Notes.

As a condition to MHR entering into the Loan Agreement and amending and restating the MHR Notes, the Company and MHR entered into a Royalty Agreement (the “Royalty Agreement”) on August 20, 2014, pursuant to which the Company agreed to pay to MHR, subject to specified terms and conditions, royalties in perpetuity (the “Royalties”), commencing as of the date of the Royalty Agreement, in an amount equal to: twenty percent (20%) of all Net Product Sales (as defined in the Royalty Agreement) and any third party payments arising in connection with the sale of the B12 Product and related products, during any fiscal year; provided that, from and after October 1, 2015, if no amount of indebtedness is outstanding under the Loan Agreement (the “Indebtedness Repayment Condition”), such amount shall be reduced to (i) five percent (5%) of all Net Sales and third party payments commencing with the first quarter immediately following the quarter in which the Indebtedness Repayment Condition is satisfied, or (ii) two and one half percent (2.5%) of all Net Sales commencing with the quarter immediately following the quarter in which the Indebtedness Repayment Condition is satisfied, but only with respect to the Net Sales made in any country in which there was not a Valid Patent Claim (as defined in the Royalty Agreement) and where generic entry of a competitive product not by the Company or its affiliates that does not infringe a Valid Patent Claim in such country has occurred, in each case as of the last day of such Fiscal Quarter. Once the royalty rate has been reduced to 5%, the rate shall not be reinstated to 20% even if amounts

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

become outstanding under the Loan Agreement as a result of Paid-In-Kind Royalties. Payments of Royalties shall be made in cash to the extent such Royalties do not cause the Company’s cash as of the end of any year to be less than the Minimum Cash Balance, and otherwise shall be paid as Paid-In-Kind Royalties.

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

Pursuant to the Restructuring, the Company (i) amended and restated its August 2009 Warrants entitling MHR to purchase, in the aggregate, 3,729,323 shares of the Company’s common stock (collectively, the “Amended and Restated 2009 Warrants”); (ii) amended and restated its June 2010 Warrants described in Note 8 entitling MHR to purchase, in the aggregate, 865,000 shares of the Company’s common stock (the “Amended and Restated June 2010 Warrants”); (iii) amended and restated its August 2010 Warrants and August 2010 Waiver Warrants entitling MHR to purchase, in the aggregate, 3,598,146 shares of the Company’s common stock (the “Amended and Restated August 2010 Warrants”); (iv) amended and restated the July 2011 Warrants and July 2011 Waiver Warrants entitling MHR to purchase, in the aggregate, 3,805,307 shares of the Company’s common stock (the “Amended and Restated 2011 Warrants” and, together with the Amended and Restated 2009 Warrants, the Amended and Restated June 2010 Warrants, and the Amended and Restated August 2010 Warrants, the “Amended and Restated Warrants”); and (v) issued new warrants to MHR to purchase 10,000,000 shares of the Company’s common stock (the “2013 Restructuring Warrants” and, together with the Amended and Restated Warrants, the “MHR Restructuring Warrants”). The MHR Restructuring Warrants entitle MHR to purchase, in the aggregate, 21,997,776 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $0.50 per share, and will expire on July 8, 2019. The exercise price of the MHR Restructuring Warrants and number of Warrant Shares issuable upon exercise of the MHR Restructuring Warrants are subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, combinations of shares, and certain fundamental corporate transactions.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Additional fees paid by Emisphere in connection with the consummation of the transactions contemplated by the Restructuring Agreement included the reimbursement of $497 thousand of MHR’s legal fees associated with the transaction.

The Company determined that the modifications to the Company’s obligations to MHR evidenced by the Convertible Notes, Reimbursement Notes, and Bridge Notes (collectively, the “MHR Obligations”) were not substantial in accordance with ASC 470-50, “Modifications and Extinguishments”. The amendments to the MHR Obligations were accounted for as modifications rather than extinguishments. As such, each of (i) the $497 thousand of MHR’s legal fees, (ii) the fair value of the 10,000,000 MHR Restructuring Warrants, and (iii) the incremental value from the modification of the August 2009 Warrants, June 2010 Warrants, August 2010 MHR Warrants, August 2010 Waiver Warrants, July 2011 MHR Warrants, and July 2011 Waiver Warrants, (collectively, the “Modification Fees”) were accounted for as discounts to the MHR Obligations as of May 7, 2013, the date that the transactions contemplated by the Restructuring Agreement were consummated. The Modification Fees were allocated to the Amended and Restated Convertible Notes, Amended and Restated Bridge Notes and Amended and Restated Reimbursement Notes based on their weighted average. The Company calculated the incremental value of the modification to the August 2009 Warrants, June 2010 Warrants, August 2010 Warrants, August 2010 Waiver Warrants, July 2011 Warrants, and July 2011 Waiver Warrants as the difference between the value of their fair value immediately before and after the consummation of Restructuring.

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

Amended and Restated August 2009 Warrants

	Immediately Before	Immediately After
Closing stock price	$0.24	$0.23
Conversion price	$0.70	$0.50
Expected volatility	175.71%	143.31%
Remaining term (years)	1.29	6.17
Risk-free rate	0.11%	1.21%
Expected dividend yield	0%	0%

Amended and Restated June 2010 Warrants

	Immediately Before	Immediately After
Closing stock price	$0.24	$0.23
Conversion price	$2.90	$0.50
Expected volatility	185.0%	145.0%
Remaining term (years)	1.29	6.17
Risk-free rate	0.14%	1.01%
Expected dividend yield	0%	0%

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Amended and Restated August 2010 Warrants

	Immediately Before	Immediately After
Closing stock price	$0.24	$0.23
Conversion price	$1.26	$0.50
Expected volatility	182.34%	143.31%
Remaining term (years)	2.31	6.17
Risk-free rate	0.22%	1.21%
Expected dividend yield	0%	0%

Amended and Restated July 2011 Warrants

	Immediately Before	Immediately After
Closing stock price	$0.24	$0.23
Conversion price	$1.09	$0.50
Expected volatility	174.11	143.31%
Remaining term (years)	3.17	6.17
Risk-free rate	0.36%	1.21%
Expected dividend yield	0%	0%

MHR Restructuring Warrants

	Immediately Before	Immediately After
Closing stock price	$—	$0.23
Conversion price	$—	$0.50
Expected volatility	—	143.31%
Remaining term (years)	—	6.17
Risk-free rate	—	1.21%
Expected dividend yield	—	0%

The estimated fair value of the warrants immediately before and after the modification is as follows:

	Immediately Before	Immediately After
	(in thousands)
Amended and Restated August 2009 Warrants	$445	$768
Amended and Restated June 2010 Warrants	$152	$294
Amended and Restated August 2010 Warrants	$570	$741
Amended and Restated July 2011 Warrants	$696	$783
MHR Restructuring Warrants	$—	$2,058

The Company determined that due to the adjustment of the conversion price of the Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, and Amended and Restated Reimbursement Notes upon the occurrence of certain events, the embedded conversion features are not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15, requiring the embedded

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

conversion features to be accounted for as derivative liabilities. Because the modification of the bifurcated conversion option of the Amended and Restated Convertible Notes was accounted for at fair value both before and after the modification, the change in the fair value of the conversion options was reflected in the accompanying statements of operations. The estimated fair value of the embedded conversion feature of the Amended and Restated Convertible Notes was $0 and $12,810,557 immediately before and after the modification, respectively. Since there were no conversion terms to the Bridge Notes or the Reimbursement Notes prior to their amendment and restatement, the addition of the embedded conversion option in the Amended and Restated Bridge Notes and Amended and Restated Reimbursement Notes was recorded as a discount to the respective notes. The fair value of the embedded conversion feature of the Amended and Restated Bridge Notes and the Amended and Restated Reimbursement Notes on May 7, 2013, was $1,104,767 and $156,041, respectively.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The carrying value of the MHR Obligations is comprised of the following:

	December 31,
	2014	2013
	(in thousands)
Amended and Restated Convertible Notes	$40,897	$35,935
Loan Agreement	8,307	—
Amended and Restated Reimbursement Notes	683	637
Amended and Restated Bridge Notes	1,855	1,627
Unamortized discounts	(7,196)	(5,120)

	$44,546	$33,079

8.    Derivative Instruments

Derivative instruments consist of the following:

	December 31,
	2014	2013
	(in thousands)
Convertible Notes	$21,501	$10,371
Reimbursement Notes	705	7
Bridge Notes	1,926	960
Amended and Restated August 2009 Warrants	930	597
Amended and Restated June 2010 MHR Warrants	282	249
Amended and Restated August 2010 Warrants	654	420
August 2010 Investor Warrants	29	171
Amended and Restated August 2010 MHR Waiver Warrants	243	156
Amended and Restated July 2011 Warrants	750	482
July 2011 Investor Warrants	210	369
Amended and Restated July 2011 MHR Waiver Warrants	198	127
May 2013 MHR Modification Warrants	2,492	1,600

	$29,920	$15,509

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

Embedded Conversion Feature of MHR Notes. The Convertible Notes, the Reimbursement Notes, and the Bridge Notes (collectively, the “MHR Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the MHR Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the MHR Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability associated with the Convertible Notes and the Bridge Notes has been presented as a non-current liability as of December 31, 2014 and 2013, to correspond to its host contract. The liability associated with the Reimbursement Notes has been presented as a current liability as of December 31, 2013 and a non-current liability as of December 31, 2014, to correspond to its host contract.

Convertible Notes. In addition to the foregoing, the adjustment provision of the Convertible Notes does not become effective unless and until the Company were to raise $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. The fair value of the embedded conversion feature of the Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair values as December 31, 2014 and 2013, are as follows:

	December 31, 2014	December 31, 2013
Closing stock price	$0.28	$0.18
Conversion price	$1.25	$1.25
Expected volatility	140%	160%
Remaining term (years)	7.25	3.75
Risk-free rate	1.97%	1.13%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Convertible Notes increased $8.9 million and $10.1 million for the years ended December 31, 2014 and 2013, respectively, and decreased $7.1 million for the year ended December 31, 2012 which amounts have been recognized in the accompanying statements of operations.

Reimbursement Notes. The fair value of the embedded conversion feature of the Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Closing stock price	$0.28	$0.18
Conversion price	$0.50	$0.50
Expected volatility	140%	99%
Remaining term (years)	7.25	0.33
Risk-free rate	1.97%	0.07%
Expected dividend yield	0%	0%

The fair value of the embedded conversion of the Reimbursement Notes increased $0.7 million for the year ended December 31, 2014 and decreased $0.1 million from its inception date of May 7, 2013 through December 31, 2013, which has been recognized in the accompanying statements of operations.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Bridge Notes. The fair value of the embedded conversion feature of the Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Closing stock price	$0.28	$0.18
Conversion price	$0.50	$0.50
Expected volatility	140%	160%
Remaining term (years)	7.25	3.75
Risk-free rate	1.97%	1.13%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Bridge Notes increased $0.7 million for the year ended December 31, 2014 and decreased $0.1 million from its inception date of May 7, 2013 through December 31, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated the Original Warrants such that the expiration date of the Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2010 Warrants”, The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24 month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of December 31, 2014 and 2013, are as follows:

	December 31, 2014	December 31, 2013
Closing stock price	$0.28	$0.18
Conversion price	$0.50	$0.50
Expected volatility	160%	150%
Remaining term (years)	4.52	5.5
Risk-free rate	1.51%	1.90%
Expected dividend yield	0%	0%

The fair value of the Amended and Restated June 2010 MHR Warrants increased $32 thousand and $0.2 million for the years ended December 31, 2014 and 2013, respectively, and decreased $0.3 million for the year ended December 31, 2012. These fluctuations have been recognized in the accompanying statements of operations.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stocks at various times from 2009 through 2011, as described more fully below (the August 2009 Warrants, August 2010 Warrants, August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Restructuring, on May 7, 2013, the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”) . Under the terms of each of the Amended and Restated Warrants, as well as the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value the Original Warrants as of December 31, 2014 and 2013, are as follows:

	December 31, 2014	December 31, 2013
Closing stock price	$0.28	$0.18
Conversion price	$0.50	$0.50
Expected volatility	161%	153%
Remaining term (years)	4.52	5.5
Risk-free rate	1.65%	1.75%
Expected dividend yield	0%	0%

The assumptions used in computing the fair value of the Investor Warrants, as well as the fair value of each of the Warrants and any other relevant terms, are described below.

Amended and Restated August 2009 Warrants. In connection with an equity financing in August 2009 (the “August 2009 Financing”), Emisphere sold warrants to purchase 3.7 million shares of common stock to MHR (the “August 2009 Warrants”, and as amended and restated, the “Amended and Restated August 2009 Warrants”). The fair value of the Amended and Restated August 2009 Warrants increased $0.3 million and $0.2 million for the years ended December 31, 2013, respectively, and decreased $0.2 million for the year ended December 31, 2012, which has been recognized in the accompanying statements of operations.

Amended and Restated August 2010 Warrants. In connection with an equity financing conducted in August 2010 (the “August 2010 Financing”), Emisphere sold warrants to purchase 2.6 million shares of common stock to MHR (the “August 2010 MHR Warrants”). The fair value of the Amended and Restated August 2010 Warrants increased $0.2 million and $0.1 million for the years ended December 31, 2013, respectively, and decreased $0.1 million for the year ended December 31, 2012 which has been recognized in the accompanying statements of operations.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

August 2010 Investor Warrants. Also in connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of December 31, 2014 and 2013, are as follows:

	December 31, 2014	December 31, 2013
Closing stock price	$0.28	$0.18
Conversion price	$1.26	$1.26
Expected volatility	116%	165%
Remaining term (years)	0.65	1.66
Risk-free rate	0.12%	0.38%
Expected dividend yield	0%	0%

The fair value of the August 2010 Investor Warrants decreased by $0.1 million, in each of the years ended December 31, 2014 and 2013, 2012 which has been recognized in the accompanying statements of operations.

Amended and Restated August 2010 MHR Waiver Warrants. Also in connection with the August 2010 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the August 2010 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 975,000 shares of its common stock (the “August 2010 Waiver Warrants”). The fair value of the Amended and Restated August 2010 Waiver Warrants increased by $0.1 million, and decreased by $0.1 million, and $0.4 million for the years ended December 31, 2014, 2013, 2012, respectively, which has been recognized in the accompanying statements of operations.

Amended and Restated July 2011 MHR Warrants. In connection with an equity financing conducted in July 2011 (the “July 2011 Financing”), Emisphere sold warrants to purchase 3.01 million shares of common stock to MHR (the “July 2011 MHR Warrants”. The fair value of the Amended and Restated July 2011 MHR Warrants increased $0.3 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively, and decreased $0.01 million for the year ended December 31, 2012 which has been recorded in the accompanying statements of operations.

July 2011 Investor Warrants. Also in connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). The July 2011 Warrants are exercisable at $1.09 per share and expire July 6, 2016. The assumptions used in computing the fair value of the July 2011 Warrants as of December 31, 2014 and 2013, are as follows:

	December 31, 2014	December 31, 2013
Closing stock price	$0.28	$0.18
Conversion price	$1.09	$1.09
Expected volatility	122%	183%
Remaining term (years)	1.51	2.5
Risk-free rate	0.67%	0.63%
Expected dividend yield	0%	0%

The fair value of the July 2011 Investor Warrants decreased $0.2 million for the year ended December 31, 2014, increased $28 thousand for the year ended December 31, 2013, and decreased $0.03 million for the year ended December 31, 2012, which has been recorded in the statements of operations.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Amended and Restated July 2011 MHR Waiver Warrants. Also in connection with the July 2011 Financing, the Company entered into a waiver agreement with MHR, pursuant to which MHR waived certain anti-dilution adjustment rights under the Convertible Notes and certain warrants issued by the Company to MHR that would otherwise have been triggered by the July 2011 Financing. As consideration for such waiver, the Company issued to MHR warrants to purchase 795,000 shares of its common stock (the “July 2011 Waiver Warrants”). The fair value of the Amended and Restated July 2011 MHR Waiver Warrants increased $71 thousand and $37 thousand for the years ended December 31, 2014, and 2013, respectively, and decreased $33 thousand for the year ended December 31, 2012 which has been recorded in the statements of operations.

2013 Restructuring Warrants. The Company issued to MHR warrants to purchase 10 million shares of its common stock (the “2013 Restructuring Warrants”) as part of the Restructuring. The assumptions used in computing the fair value of the 2013 Restructuring Warrants as of December 31, 2014 and 2013, are as follows:

	December 31, 2014	December 31, 2013
Closing stock price	$0.28	$0.18
Conversion price	$0.50	$0.50
Expected volatility	161%	153%
Remaining term (years)	4.52	5.5
Risk-free rate	1.65%	1.75%
Expected dividend yield	0%	0%

The fair value of the 2013 Restructuring Warrants increased $0.9 million for the year ended December 31, 2014 and decreased by $0.5 million from its inception date of May 7, 2013, through December 31, 2013, which has been recognized in the accompanying statements of operations.

9.    Income Taxes

The components of our income tax expense (benefit) in 2014 and 2013 are as follows:

	2014	2013
Current Tax Expense (Benefit)
Federal	—	28
State	(2,019)	—

	(2,019)	28

Deferred Tax Expense (Benefit)
Federal	—	—
State	—	—

	—	—

Total Tax Expense (Benefit)	(2,019)	28

As of December 31, 2014, we have available unused federal net operating loss (NOL) carry-forwards of $355 million, which will expire in various years from 2018 to 2034. We have New York NOL carry-forwards of $296 with the remainder expiring in various years from 2018 through 2034. We have New Jersey NOL carry-forwards of $7.2 million, which will expire in various years from 2023 through 2034.

As of December 31, 2014, we have Research and Development tax credit carryforwards of $11 million which will expire in various years from 2018 to 2032.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The effective rate differs from the statutory rate of 34% for 2014, 2013 and 2012 primarily due to the following:

	2014	2013	2012
Statutory Rate on pre-tax book loss	(34.00%)	(34.00%)	(34.00%)
Stock option issuance	0.09%	0.08%	1.22%
Sale of NJ NOL’s	2.51%	0.00%	0.00%
Disallowed interest	0.51%	3.57%	12.05%
Derivatives	14.75%	13.71%	(56.26%)
Expired net operating losses and credits	2.74%	41.83%	61.64%
Utilization of net operating loss	0.00%	(2.86)%	0.00%
State Tax benefit of Sale of NJ NOL	(7.37%)	0.00%	(60.67%)
State Tax benefit — other	(2.82%)	6.21%	0.00%
True-ups and adjustments	0.02%	0.44%	5.29%
Change in federal valuation allowance	16.22%	(28.85%)	10.06%

	(7.35%)	0.13%	(60.67%)

The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carryforwards as of December 31, 2014 and 2013 is as follows:

Deferred tax assets and valuation allowance:

	December 31,
	2014	2013
	(in thousands)
Current deferred tax asset:
Accrued liabilities	23	16
Valuation allowance	(23)	(16)

Net current deferred tax asset	—	—

Non-current deferred tax assets:
Fixed and intangible assets	9	54
Net operation loss carry-forwards	121,180	119,797
AMT credit carry-forwards	74	74
Capital loss and charitable carry-forwards	9	3
Research and experimental tax credits	11,021	10,307
Stock compensation	486	423
Deferred revenue	16,621	16,621
Interest	3,414	1,101
Valuation allowance	(152,814)	(148,380)

Net non-current deferred tax asset	—	—

Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code. We performed an in-depth analysis and determined that the net operating losses and research and development expenses are not limited

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

under Section 382. The net deferred tax asset has been fully offset by a valuation allowance due to our history of taxable losses and uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

We apply the provisions of ASC 740-10-25 which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at December 31, 2014.

The Company’s 2011, 2012 and 2013 Federal, New York and New Jersey tax returns remain subject to examination by the respective taxing authorities. In addition, net operating losses and research tax credits arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

10.    Stockholders’ Deficit

Our certificate of incorporation provides for the issuance of 4,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of December 31, 2014 and 2013, there were no shares of preferred stock outstanding.

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

On June 5, 2014, the Company filed with the Secretary of the State of Delaware a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation, increasing the

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

number of authorized shares of common stock from 200,000,000 to 400,000,000 shares and increasing the number of authorized shares of preferred stock from 2,000,000 to 4,000,000 shares.

11.    Stock-Based Compensation Plans

Total compensation expense recorded during the years ended December 31, 2014, 2013 and 2012 for share-based payment awards was $0.2 million, $0.2 million and $0.3 million, respectively. At December 31, 2014, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $0.1 million, which is expected to be recognized over a weighted-average period of 1.6 years. No tax benefit was realized due to a continued pattern of operating losses. We have a policy of issuing new shares to satisfy share option exercises. No options were exercised during the years ended December 31, 2014 and 2013.

During the year ended December 31, 2014, the Company granted 495,000 options which included 215,000 options to Timothy Rothwell, Chairman of the Board, 40,000 options to each of the Company’s outside directors, and 40,000 options to Michael Garone, Chief Financial Officer. The options were valued on the grant date at $144 thousand using the Black Scholes pricing model.

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

The following weighted-average assumptions were used for grants made under the stock option plans for the years ended December 31, 2014, 2013 and 2012:

	2014
	Directors	Executives	Employees
Expected volatility	143.09-145.11%	142.69%	145.03%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.97-2.20%	2.22%	1.75%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

	2013
	Directors	Executives	Employees
Expected volatility	138.29-141.54%	134.9%	134.9-141.9%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.45-2.24%	1.21%	1.21 -2.03%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	2012
	Directors	Executives	Employees
Expected volatility	120.0-125.6%	121.9-131.1%	121.9%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.04-1.38%	0.99-1.07%	0.99%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

Stock Option Plans.    On April 20, 2007, the stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of 9,195,376 shares as follows: 7,500,000 new shares, 1,294,306 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors (the “Directors Stock Plan”). In addition, shares cancelled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan, once registered. As of December 31, 2014 4,483,766 shares remain available for issuance under the 2007 Plan. Generally, the options vest at the rate of 20% per year and expire within a five-to-ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Transactions involving stock options awarded under the Plans described above during the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2011	3,168,630	$3.03	3.4	$18
Granted	2,736,750	$0.43
Expired	(1,709,020)	$3.67
Forfeited	(45,950)	$1.30

Outstanding at December 31, 2012	4,150,410	$1.07	8.4	$1,076
Granted	505,000	$0.20
Expired	(88,000)	$3.03
Forfeited	(226,660)	$1.61

Outstanding at December 31, 2013	4,340,750	$0.90	7.8	$56
Granted	495,000	$0.31
Expired	(2,000)	$5.20
Forfeited	(13,000)	$0.67

Outstanding at December 31, 2014	4,820,750	$0.84	7.1	$223

Vested and exercisable at December 31, 2014	3,174,094	$0.95	6.7	$198

Vested and expected to vest at December 31, 2014	4,571,027	$0.85	7.1	$221

The weighted-average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $0.29, $0.19 and $0.10, respectively.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Transactions involving stock options awarded under the Directors Stock Plan during the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2011	79,000	$9.27	1.7
Expired	(37,000)	$13.06

Outstanding at December 31, 2012	42,000	$5.93	1.9
Expired	(21,000)	$2.89

Outstanding at December 31, 2013	21,000	$8.97	2.7

Outstanding at December 31, 2014	21,000	$8.97	1.4

Vested and Exercisable at December 31, 2014	21,000	$8.97	1.4	$—

Non-Plan Options.    Our Board of Directors previously granted options (“Non-Plan Options”) to two consultants. The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

Transactions involving awards of Non-Plan Options during the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2011	10,000	$3.64	2.0
Expired	(5,000)	3.15

Outstanding at December 31, 2012	5,000	$4.12	0.5
Expired	(5,000)	4.12

Outstanding at December 31, 2013	—	$—	—
Outstanding at December 31, 2014	—	$—	—

Vested and Exercisable at December 31, 2014	—	$—	—	$—

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

We also perform research and development for others pursuant to feasibility agreements, which are of short duration and are designed to evaluate the applicability of our drug delivery agents to specific drugs. Under the feasibility agreements, we are generally reimbursed for the cost of work performed.

All of our collaborative agreements are subject to termination by our corporate partners without significant financial penalty to them. Milestone and upfront payments received in connection with these agreements was $0.0 million, $10.0 million, and $0.0 million in the years ended December 31, 2014, 2013 and, 2012, respectively. Expense reimbursements received in connection with these agreements was $0.0 million, $0.00 million and $0.02 million for the years ended December 31, 2014, 2013 and 2012, respectively. There were no expenses incurred in connection with these agreements in the years ended December 31, 2014, 2013 and 2012, respectively. Significant agreements are described below.

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

As of December 31, 2014 and 2013, total deferred revenue from the GLP-1 License Agreement was $23.6 million, comprised of the $10.0 million April 26, 2013 prepayment, the $10.0 million non-refundable license fee, $2 million milestone payment and $1.6 million in support services.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2014 and 2013, total deferred revenue from the Insulins License Agreement was $5.0 million, comprised of the non-refundable, non-creditable license fee.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Genta Agreement

In March 2006, we entered into a collaborative agreement with Genta to develop an oral formulation of a gallium-containing compound. Under the terms of the agreement, we would be eligible for future milestone payments totaling up to a maximum of $24.3 million. On August 2, 2012, Genta Incorporated filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The collaborative agreement was subsequently rejected during the bankruptcy. In connection with the bankruptcy case, Genta’s secured creditor, Heron Therapeutics (now GFV LLC), purchased substantially all of Genta’s assets including patents directed to oral gallium formulations.

Total deferred revenue as of December 31, 2014 and 2013 related to Novartis agreements was $13.0 million.

13.    Defined Contribution Retirement Plan

We have a defined contribution retirement plan (the “Retirement Plan”), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Retirement Plan. We have agreed to make discretionary contributions to the Retirement Plan. For the years ended December 31, 2014, 2013 and 2012, we made contributions to the Retirement Plan totaling approximately $0.04 million, $0.03 million, $0.04 million, respectively.

14.    Net Loss Per Share

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Net loss	$(25,380)	$(20,939)	$(1,928)

Net loss per common share, basic and diluted:
Weighted average common shares outstanding, basic	60,687,478	60,687,478	60,687,478

Net loss per share, basic and diluted	$(0.42)	$(0.35)	$(0.03)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Options to purchase common shares	4,820,750	4,340,750	1,524,160
Outstanding warrants and options to purchase warrants	27,443,728	27,443,727	17,443,727
Amended and Restated Convertible notes	32,717,484	28,748,424	8,353,518
Amended and Restated Reimbursement notes	1,365,606	1,274,334	—
Amended and Restated Bridge notes	3,710,158	3,254,246	—

	70,057,726	65,061,481	27,321,407

15.    Commitments and Contingencies

Commitments.

We lease office space at 4 Becker Farm Road, Roseland, NJ under a non-cancellable operating lease expiring in 2017.

As of December 31, 2014, future minimum rental payments are as follows:

Years Ending December 31,
(In thousands)
2015	136
2016	148
2017	74

Total	$358

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.1 million and $0.3 million, respectively. Additional charges under this lease for real estate taxes and common maintenance charges for the years ended December 31, 2014, 2013 and 2012, were $0.04 million, $0.02 million and $0.01 million, respectively.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies.    In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2014.

As a condition to MHR entering into the Loan Agreement and amending and restating the MHR Notes, the Company and MHR entered into a Royalty Agreement (the “Royalty Agreement”) on August 20, 2014, providing for the payment by the Company to MHR of certain royalties on the terms and conditions set forth therein (see Note 7). Under the terms of the Royalty Agreement, the Company agreed to pay to MHR, subject to the terms and conditions of the Royalty Agreement, royalties in perpetuity (the “Royalties”), commencing as of the date of the Royalty Agreement, in an amount equal to: twenty percent (20%) of all Net Product Sales (as defined in the Royalty Agreement) and any third party payments arising in connection with the sale of the B12 Product and related products, during any fiscal year; provided that, from and after October 1, 2015, if no amount of indebtedness is outstanding under the Loan 13 Table of Contents Agreement (the “Indebtedness Repayment Condition”), such amount shall be reduced to (i) five percent (5%) of all Net Sales and third party payments commencing with the first quarter immediately following the quarter in which the Indebtedness Repayment Condition is satisfied, or (ii) two and one half percent (2.5%) of all Net Sales commencing with the quarter immediately following the quarter in which the Indebtedness Repayment Condition is satisfied, but only with respect to the Net Sales made in any country in which there was not a Valid Patent Claim (as defined in the Royalty Agreement) and where generic entry of a competitive product not by the Company or its affiliates that does not infringe a Valid Patent Claim in such country has occurred, in each case as of the last day of such Fiscal Quarter. Once the royalty rate has been reduced to 5%, the rate shall not be reinstated to 20% even if amounts become outstanding under the Loan Agreement as a result of Paid-In-Kind Royalties. Payments of Royalties shall be made in cash to the extent such Royalties do not cause the Company’s cash as of the end of any year to be less than the Minimum Cash Balance, and otherwise shall be paid as Paid-In-Kind Royalties.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.    Summarized Quarterly Financial Data (Unaudited)

Following are summarized quarterly financial data (unaudited) for the years ended December 31, 2014 and 2013:

	2014
	March 31	June 30	September 30	December 31
	(In thousands)
Total revenue	$—	$—	$—	$—
Operating loss	(2,345)	(1,539)	(2,120)	(3,301)
Net income (loss)	(3,358)	(8,069)	(14,373)	420

Net income (loss) per share, basic	$(0.06)	$(0.13)	$(0.24)	$0.01
Net income (loss) per share, diluted	$(0.06)	$(0.13)	$(0.24)	$0.01

	2013
	March 31	June 30	September 30	December 31
	(In thousands)
Total revenue	$—	$—	$—	$—
Operating loss	(1,712)	(1,788)	(1,761)	(2,343)
Net income loss	(2,424)	(13,982)	(1,720)	(2,813)

Net loss per share, basic	$(0.04)	$(0.23)	$(0.03)	$(0.05)
Net (loss) per share, diluted	$(0.04)	$(0.23)	$(0.03)	$(0.05)

17.    Fair Value

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

December 31, 2014	Level 2	Level 3	Total
	(in thousands)	(in thousands)	(in thousands)
Derivative instruments	$5,506	$24,414	$29,920

December 31, 2013:	Level 2	Level 3	Total
	(in thousands)	(in thousands)	(in thousands)
Derivative instruments	$3,922	$11,587	$15,509

Level 3 financial instruments consist of common stock warrants and embedded conversion features. The fair value of these warrants and embedded conversion features that have exercise reset features are estimated using a Monte Carlo valuation model. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the embedded conversion feature of the Convertible Notes, the embedded conversion feature of the Reimbursement Notes, the embedded conversion feature of the Bridge Notes, and the embedded feature of Amended and Restated June 2010 Warrants. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial statements and the Company’s overall financial condition.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Beginning Balance	$11,587	$309
Derivative liability of embedded conversion feature of the Bridge Notes	221	1,187
Derivative liability of embedded conversion feature of the Reimbursement Notes	47	156
Derivative liability of embedded conversion feature of the Convertible Notes	2,272	862
Change in fair value	10,287	9,073

Ending Balance	$24,414	$11,587

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

18.    Subsequent Events

On January 6, 2015, the Company borrowed $5.0 million in original principal amount on its $20,0 million secured credit facility governed by (i) the Loan Agreement, dated as of August 20, 2014, by and between the Company and MHR Capital Partners Master Account LP and affiliated funds, (ii) the Amended and Restated Pledge and Security Agreement, dated as of August 20, 2014, by and between the Company and MHR Institutional Partners IIA LP, and (iii) the Royalty Agreement, dated as of August 20, 2014, by and between Emisphere Technologies, Inc. and MHR Capital Master Account LP and affiliated funds.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, as of the end of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s system of internal controls over financial reporting during the three month period ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

McGladrey LLP, our independent registered public accounting firm, has issued a report on the effectiveness of internal over financial reporting as of December 31, 2014, which report is included herein at page 49.

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

Director and Executive Officer Information

Information regarding those directors serving unexpired terms and our current Executive Officers, as such term is defined in Regulation S-K under the Exchange Act, all of whom are currently serving open-ended terms, including their respective ages, the year in which each first joined the Company and their principal occupations or employment during the past five years, is provided below:

Name	Age	Year Joined Emisphere	Position with the Company
Alan L. Rubino	60	2012	President and Chief Executive Officer, Class II Director
Michael R. Garone	56	2007	Vice President, Chief Financial Officer and Corporate Secretary
John D. Harkey, Jr.	54	2006	Class I Director
Timothy McInerney	54	2012	Class II Director
Jacob M. Plotsker	47	2012	Class II Director
Mark H. Rachesky, M.D.	56	2005	Class III Director
Timothy G. Rothwell	64	2009	Chairman of the Board of Directors, Class I Director
Michael Weiser, M.D., Ph.D.	52	2005	Class III Director

Alan L. Rubino joined Emisphere on September 13, 2012, as President and Chief Executive Officer and, in connection therewith, was appointed as a Class II Director of the Company. His career spans over 30 years at every level of the biopharmaceutical industry. From October 2010 until July 2012, he served as Chief Executive Officer and President of New American Therapeutics, Inc., where he and his team presided over a venture that was focused on the acquisition, marketing, and ultimate sale of Denavir, a leading Rx topical therapeutic for HSV-1 cold sore treatment. From February 2008 to September 2010, Mr. Rubino was CEO and President of Akrimax Pharmaceuticals, where he acquired two Rx launch products, NitroMist and Tirosint, which are actively marketed and in growth phases today. Prior to 2008, he was President and Chief Operating Officer of the Pharmos Corporation, which was a development-stage publicly-held firm, where he led the transformation of the company through the acquisition of Vela Pharmaceuticals. Mr. Rubino also spent four years in senior executive leadership positions on the strategic services side at both Cardinal Health and PDI, Inc., both public companies that provided high-level outsourcing offerings to the pharmaceutical industry. A major portion of Mr. Rubino’s career includes twenty-four years spent at Hoffmann-La Roche, where he served as a corporate officer and member of the US Executive Committee and held a variety of key senior executive positions with broad general management responsibilities leading major business units and operations, marketing, business development, alliance management, human resources, and supply chain/manufacturing. At Hoffmann-La Roche, Mr. Rubino led many key top level executive initiatives and presided over numerous commercial product launches across a spectrum of therapeutic areas, including the introduction of the world’s first biological product in Roferon-A [alfa-interferon 2a]. Currently, Mr. Rubino serves on the Boards of Directors of Aastrom Biosciences (NASDAQ: ASTM) and is Chairman of the Compensation Committee, and on the Board of Directors of SANUWAVE Health, Inc. (SNWV: OTC BB), and Genisphere, Inc., and serves on the Rutgers Business School Board of Advisors.

Timothy G. Rothwell has been a director of the Company since November 2009 and Chairman of the Board of Directors since September 2012. Mr. Rothwell is the former Chairman of Sanofi-Aventis U.S. From February 2007 to October 2009, Mr. Rothwell served as Chairman of Sanofi-Aventis U.S. From September 2004 to February 2007, Mr. Rothwell was President and Chief Executive Officer of that company, overseeing all domestic commercial operations as well as coordination of Industrial Affairs and Research and Development activities. From May 2003 to September 2004, Mr. Rothwell was President and Chief Executive Officer of

Sanofi-Synthelabo, Inc. and was instrumental in the formation of Sanofi-Aventis U.S. in 2004. Prior to that, from January 1998 to May 2003, he served in various capacities at Pharmacia, including as President of the company’s Global Prescription Business. From January 1995 to January 1998, Mr. Rothwell served as worldwide President of Rhone-Poulenc Rorer Pharmaceuticals and President of the company’s Global Pharmaceutical Operations. In his long career, Mr. Rothwell has also served as Chief Executive Officer of Sandoz Pharmaceuticals, Vice President, Global Marketing and Sales at Burroughs Wellcome, and Senior Vice President of Marketing and Sales for the U.S. for Squibb Corporation. Mr. Rothwell holds a Bachelor of Arts from Drew University and earned his J.D. from Seton Hall University. He formerly served on the PhRMA Board of Directors, as well as the Institute of Medicine’s Evidence-Based Medicine roundtable, the CEO Roundtable on Cancer, the Healthcare Businesswomen’s Association Advisory Board, the Board of Trustees for the Somerset Medical Center Foundation, the Board of Trustees for the HealthCare Institute of New Jersey, as a Trustee of the Corporate Council for America’s Children at the Children’s Health Fund, the Board of Directors of Agenus (NASDAQ: AGEN), the Board of Directors of New American Therapeutics, on the Board of Visitors for Seton Hall Law School, and was Chairman of the Board of Directors of Archimedes Pharma Ltd. Presently, he is Chairman Emeritus of the Board of Directors of the PheoPara Alliance, a nonprofit 501(c)3 organization. Mr. Rothwell’s broad business and leadership experiences in the pharmaceutical industry and his affiliations with industry, educational and healthcare related organizations make him an asset to our Board of Directors. As Chairman of the Board, Mr. Rothwell is extremely conscientious and diligent in keeping the other directors abreast of current operational and oversight issues we face.

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

John D. Harkey, Jr. has over 25 years of experience as a private investor concentrating in the acquisition, consolidation and management of both public and private companies and has served on our Board of Directors since 2006. He has merged, acquired and/or operated companies in a variety of industries including oil and gas, petrochemical services, telecommunications, restaurants, real estate, and software development. He is formerly the Chairman of the Board of Regency Gas Partners, L.P. (NYSE:RGP) has served on the Board of Directors of Energy Transfer Equity, LP (NYSE: ETE), which specializes in the storage and transportation of natural gas, and Energy Transfer Partners, LP (NYSE: ETP), which operates energy assets. He currently serves on the Board of Directors and Audit Committee of Loral Space & Communications, Inc. (NASDAQ:LORL), a satellite communications company, United Development Funding III, LP, a real estate investment trust, and on the Board of Directors of the Baylor Health Care System Foundation. He formerly served on Board of Directors of Leap Wireless International, Inc. (NASDAQ:LEAP), which was recently acquired by AT&T for $4.1 billion. He is also Chairman and Chief Executive Officer of Consolidated Restaurant Companies, Inc., a restaurant operating company. He also serves on the President’s Development Council of Howard Payne University, the Executive Board of Circle Ten Council of the Boy Scouts of America, the CEO Advisory Board of Dallas Arboretum and is a member of the World President’s Organization. Mr. Harkey obtained a B.B.A. in Business Honors and a J.D. from the University of Texas at Austin, and a M.B.A. from Stanford University School of Business. Mr. Harkey’s entrepreneurial background and his business and leadership experiences in a range of different industries make him an asset to our Board of Directors.

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

Jacob Plotsker has been a director of the Company since March 2012. Mr. Plotsker is currently President of Cambridge Sage Group, LLC, a strategic consulting firm focused on the pharmaceutical industry. Mr. Plotsker was previously Director of IUS Strategy and Life Cycle Management at Bayer HealthCare. Prior to joining Bayer in 2013 he served from 2009 through 2012 as Senior Director, Commercial Operations and Head of Marketing for Teva Pharmaceuticals Women’s Health Division. Prior to joining Teva, Mr. Plotsker was Senior Director, US and Global Marketing at Schering-Plough Corp (previously Organon BioSciences prior to being acquired by Schering-Plough Corp, which was subsequently acquired by Merck & Co., Inc) where he was responsible for commercialization of marketed brands and launch strategy for brands in development. From 1990 to 2006, Mr. Plotsker served in various Finance and Marketing roles at Pfizer, Inc. including Director/Team Leader of the company’s Antifungal Franchise. From 1989 to 1990, Mr. Plotsker was an Accountant at Deloitte & Touche. Mr. Plotsker holds a Bachelor of Arts degree in Accounting & Information Systems from Queens College of the City University of New York, a Master of Business Administration in Marketing and Finance from New York University — Stern School of Business, and completed the Executive Development Program in General Management at the University of Chicago — Booth School of Business. From 2008 to 2014 Mr. Plotsker served on the Board of Directors of Sharsheret, a nonprofit 501(c)(3) organization providing support and resources to young women living with breast cancer, and served as President from 2009 through 2012. Mr. Plotsker’s experiences in marketing and product commercialization in the pharmaceutical industry, and his affiliations with industry and healthcare related organizations make him an asset to our Board of Directors.

Mark H. Rachesky, M.D. has been a director of the Company since 2005. Dr. Rachesky is the President of MHR Fund Management LLC and investment manager of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments. Dr. Rachesky is currently the Non-Executive Chairman of the Board of Directors of Loral Space & Communications Inc. (NASDAQ:LORL), Lions Gate Entertainment Corp. (NYSE: LGF), and Telesat Canada, and also serves on the Board of Directors of Navistar International Corporation (NYSE:NAV), and Titan International, Inc. (NYSE:TWI). He formerly served on the Board of Directors of Neose Technologies, Inc (NASDAQ: NTEC) and of Nationshealth, Inc. (formerly quoted on OTCBB:NHRX). Dr. Rachesky was a Director of Leap Wireless International, Inc. (NASDAQ: LEAP) until Leap Wireless International, Inc. merged with AT&T. Dr. Rachesky is a graduate of Stanford University School of Medicine and Stanford University School of Business. Dr. Rachesky graduated from the University of Pennsylvania with a major in Molecular Aspects of Cancer. Dr. Rachesky’s extensive investing and financial background, his thorough knowledge of capital markets and his training as a physician, make him an asset to our Board of Directors.

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

Summary Compensation Table — 2014, 2013 and 2012

The following table sets forth information regarding the aggregate compensation Emisphere paid during 2014, 2013 and 2012 to our Principal Executive Officer and the two other highest paid Executive Officers:

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(2)	All Other Compensation($)		Total ($)
Alan L. Rubino(3),	2014	400,000	250,000		0	0	12,000	(5)	662,000
President and CEO	2013	400,000	291,667	(4)	0	0	12,000	(5)	703,667
	2012	120,000	0		0	144,885	3,600	(5)	268,485
Michael R. Garone, Chief Financial Officer and Corporate Secretary	2014	265,000	65,000		0	7,533	0		337,533
	2013	266,196	106,500	(6)	0	5,177	0		377,873
	2012	244,785	0		0	7,982	0		252,767
Carl V. Sailer(7), Vice President Sales and Marketing	2014	255,000	125,000		0	12,091	0		392,091
	2013	255,000	143,688	(8)	0	7,142	0		405,830
	2012	53,125	0		0	6,628	0		59,753

(1)	The named executive officers, as defined in Regulation S-K, Item 402(a)(3), of the Company for the year ended December 31, 2014 were as follows: Mr. Rubino and Mr. Garone.

(2)	Amounts shown in this column represent the aggregate grant date fair value of stock option awards granted during the respective year computed in accordance with Financial Accounting Standards Board ASC Topic 718. This compares to prior years, during which amounts in these columns have represented the expensed accounting value of such awards. For assumptions used in the valuation of these awards please see Note 12 to our Financial Statements for the fiscal year ended December 31, 2012.

(3)	On September 13, 2012 Mr. Rubino joined the company as President and Chief Executive Officer.

(4)	Bonus payment of $66,667 paid in May 2013 related to 2012 performance, $225,000 accrued at December 31, 2013, paid in January 31, 2014 related to 2013 performance.

(5)	All other compensation for Mr. Rubino represents an allowance for the use of a personal automobile in accordance with the terms of his employment contract.

(6)	Bonus payment of $26,500 paid in May 2013 related to 2012 performance, $80,000 accrued at December 31, 2013, paid in January 31, 2014 related to 2013 performance.

(7)	Mr. Sailer joined the Company on October 15, 2012.

(8)	Bonus payment of $28,688 paid in May 2013 related to 2012 performance, $115,000 accrued at December 31, 2013, paid in January 31, 2014 related to 2013 performance.

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

Elements of compensation and how they are determined — The key elements of the executive compensation package are base salary (as determined by the competitive market and individual performance), cash bonuses (bonus terms are specified in employment agreements of Executive Officers. Bonus payment criteria are based on business performance objectives established by the Board and Leadership Team. Bonus payment awards are based on achievement of business performance objectives as evaluated by the Compensation Committee with input from the Chairman of the Board and paid at the discretion of the Compensation Committee), the executive long term disability plan and other health and welfare benefits and long-term incentive compensation in the form of periodic stock option grants. The base salary (excluding payment for accrued but unused vacation) for the named Executive Officers for 2013 ranged from $265,000 for its Vice President and Chief Financial Officer to $400,000 for its President and Chief Executive Officer. In determining the compensation for each named Executive Officer, the Company generally considers (i) data from outside studies and proxy materials regarding compensation of executive officers at companies believed to be comparable, (ii) the input of non-executive directors, the Chairman of the Board, and the President and Chief Executive Officer (other than for his own compensation) regarding individual performance of each named executive officer and (iii) qualitative measures of Emisphere’s performance, such as progress in the development of the Company’s technology, the engagement of corporate partners for the commercial development and marketing of products, effective corporate governance, fiscal responsibility, the success of Emisphere in raising funds necessary to conduct research and development, and the pace at which the Company continues to advance its technologies in various clinical trials. Our board of directors and Compensation Committee’s consideration of these factors is subjective and informal. However, in general, it has determined that the compensation for executive officers should be competitive with market data reflected within the 50th-75th percentile of biotechnology companies for corresponding senior executive positions. Compensation levels were derived from the compensation plan set in 2006 and were based in part by information received from executive compensation consultants, Pearl Myer and Partners, based in New York, N.Y. Compensable factors benchmarked include market capitalization, head count and location. When considering the compensation of the Company’s President and Chief Executive Officer, the Company receives information and analysis prepared or secured by the Company’s outside executive compensation experts and survey data prepared by human resources management personnel as well as any additional outside information it may have available. In addition, the board of directors and Compensation Committee of the Company considered the approval by our stockholders, on an advisory basis, of the compensation of our named executive officers at our most recent annual meeting of stockholders on May 31, 2013, in determining that our executive compensation is in line with our competitive position in the marketplace and appropriately designed to reward executives for their contributions toward overall business performance that ultimately enhances stockholder value.

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

Grants of Plan-Based Awards — 2014

The following table sets forth information regarding grants of plan-based awards in 2014:

	All Other
Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
Michael R. Garone,	1/14/2014	40,000	(1)	$0.20	8,000
Vice President, Chief Financial Officer and Corporate Secretary
Carl V. Sailer,	10/15/2014	40,000	(1)	$0.32	12,800
Vice President, Sales and Marketing

(1)	Vests upon the 1-year anniversary of the grant date.

Outstanding Equity Awards at Fiscal Year-End — 2014

The following table sets forth information as to the number and value of unexercised options held by the Executive Officers as of December 31, 2014. There are no outstanding stock awards with executive officers:

Name	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Alan L Rubino	500,000	0		0	$0.09	9/13/2022
President and	500,000	0		0	$0.25	9/13/2022
Chief Executive Officer	0	500,000	(1)	0	$0.75	9/13/2022
	0	500,000	(2)	0	$1.00	9/13/2022
Michael R. Garone,	75,000	0		0	$4.03	8/29/2017
Vice President,	20,000	0		0	$0.62	4/12/2019
Chief Financial Officer,	20,000	0		0	$1.25	1/19/2020
and Corporate Secretary	30,000	0		0	$0.92	7/15/2021
	22,500	22,500	(3)	0	$0.199	5/31/2022
	40,000	0		0	$0.14	1/14/2023
	40,000	0		0	$0.20	1/14/2024
Carl V. Sailer,	40,000	0		0	$0.17	10/15/2022
Vice President,	40,000	0		0	$0.18	10/15/2023
Sales and Marketing	40,000	40,000	(4)	0	$0.32	10/15/2024

(1)	500,000 exercisable as of 9/13/2015

(2)	500,000 exercisable as of 9/13/2016

(3)	22,500 exercisable as of 5/31/2015.

(4)	40,000 exercisable as of 10/15/2015.

Option Exercises and Stock Vested — 2014

There were no stock options exercised by named executive officers during 2014. The option for Mr. Rubino’s to purchase up to an additional 500,000 shares of the Company’s common stock at $0.25 became fully vested and exercisable on September 13, 2014. Options for Mr. Garone to purchase up to an additional 40,000 and 11,250 shares of the Company’s common stock at exercise prices of $0.14 and $0.199, respectively, became fully vested on January 14, 2014, and May 31, 2014, respectively.

Employment Agreements and Potential Payments Upon Termination or Change-in-Control

Employment Agreement with Alan L. Rubino, President and Chief Executive Officer

On September 17, 2012, in connection with his appointment to the position of President and Chief Executive Officer of the Company, effective September 13, 2012, Mr. Rubino entered into an Employment Agreement with the Company dated September 13, 2012 (the “Rubino Employment Agreement”), which provides as follows:

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

Compensation Committee Interlocks and Insider Participation.

The current members of the Compensation Committee are Mr. McInerney, Dr. Rachesky and Dr. Weiser. No member of the Compensation Committee is or has ever been an executive officer or employee of our company (or any of its subsidiaries) and no “compensation committee interlocks” existed during fiscal year 2014. For further information about our processes and procedures for the consideration and determination of executive and director compensation, please see “Executive Compensation — Compensation Discussion and Analysis.”

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

Dr. Michael Weiser, M.D., Ph.D. (Chairman)

Mr. Timothy McInerney

Dr. Mark H. Rachesky, M.D.

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

On January 6, 2010, with the approval of the Audit Committee of the Company, the Company engaged McGladrey, LLP (“McGladrey”) to act as its independent registered public accounting firm. During the year ended December 2009, and in the subsequent interim periods through December 31, 2014, neither the Company nor anyone acting on its behalf had consulted with McGladrey on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

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

During the 2014 Fiscal Year, the Audit Committee of the Board of Directors reviewed and assessed:

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

In making its decision to select McGladrey as Emisphere’s independent registered public accounting firm for 2014, the Audit Committee considered whether the non-audit services provided by McGladrey are compatible with maintaining the independence of McGladrey.

Based upon the review and discussions referenced above, the Audit Committee, as comprised at the time of the review and with the assistance of the Company’s Chief Financial Officer, recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and be filed with the SEC.

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

All non-employee directors receive an annual retainer of $35,000, payable quarterly in cash, and an annual stock option grant of 40,000 options to purchase shares of common stock. The annual stock option grants are granted each year on the date of the annual meeting of stockholders of the Company. The director must be an eligible director on the dates the retainers are paid and the stock options are granted. Options vest over three years in equal amounts on each anniversary of the grant date provided the director continuously serves as a director from the grant date through such vesting date, subject to accelerated vesting upon a change in control of Emisphere. Such options, once vested, remain exercisable through the period of the option term.

•

On September 13, 2012, in connection with the appointment of Timothy Rothwell as the Chairman of the Board of Directors, and upon the recommendation of the Compensation Committee, the Board of Directors approved the following compensation for Mr. Rothwell for his service as Chairman of the Board:

•	An annual fee of $180,000, to be paid in twelve equal monthly installments of $15,000 each.

•

A grant on September 13, 2012, of a non-qualified option (the “Initial Rothwell Option”) to purchase 175,000 shares of the Company’s common stock (the “Common Stock”) in accordance with the 2007 Plan at a purchase price equal to the market price of the Common Stock on the date of said grant, such options to vest on January 1, 2013.

•

On each of the first, second, and third anniversary of the grant of the Initial Rothwell Option, an additional grant of a non-qualified option to purchase 175,000 shares of the Common Stock in accordance with the 2007 Plan, at a price equal to the market price of the Common Stock on the date of said grant, such options to vest immediately on such date.

•	Additional committee and chairperson fees are paid as follows:

•	$10,000 audit committee chairperson fee;

•	$2,500 audit committee member fee;

•	$5,000 compensation committee chairperson fee;

•	$1,000 compensation committee member fee;

•	$2,500 governance and nominating committee chairperson fee; and

•	$500 governance and nominating committee member fee.

The director must be an eligible director on the dates such fees are paid.

Director Compensation Table — 2014

The table below represents the compensation paid to our non-employee directors during the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
John D. Harkey, Jr.	35,000	0	10,096	0	45,096
Timothy McInerney	46,000	0	10,096	0	56,096
Jacob M. Plotsker	38,000	0	10,096	0	48,096
Mark H. Rachesky, M.D.	36,500	0	10,096	0	46,596
Timothy G. Rothwell	215,000	0	74,300	0	289,300
Michael Weiser, M.D., Ph.D.	45,000	0	10,096	0	55,096

(1)	The value listed in the above table represents the fair value of the options recognized as expense under FASB ASC Topic 718 during 2014, including unvested options granted before 2014 and those granted in 2014. Fair value is calculated as of the grant date using the Black-Scholes Model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in note 12 to our audited financial statements for the year ended December 31, 2014.

The following table summarizes the aggregate number of option awards and stock awards held by each non-employee director at December 31, 2014.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)
John D. Harkey, Jr.	7,000	0		0	8.97	5/26/2016	0	0
	7,000	0		0	3.76	4/20/2017
	7,000	0		0	3.79	8/08/2018
	75,000	0		0	0.93	5/15/2019
	40,000	0		0	1.20	9/16/2020
	40,000	0		0	1.53	9/19/2021
	26,666	13,334	(1)	0	0.199	5/31/2022
	13,333	26,667	(2)	0	0.23	5/30/2023
	0	40,000	(3)	0	0.268	5/29/2024
Timothy McInerney	50,000	0		0	0.27	3/01/2022	0	0
	26,666	13,334	(1)	0	0.199	5/31/2022
	13,333	26,667	(2)	0	0.23	5/30/2023
	0	40,000	(3)	0	0.268	5/29/2024
Jacob M. Plotsker	50,000	0		0	0.27	3/01/2022	0	0
	26,666	13,334	(1)	0	0.199	5/31/2022
	13,333	26,667	(2)	0	0.23	5/30/2023
	0	40,000	(3)	0	0.268	5/29/2024
Mark H. Rachesky, M.D.	7,000	0		0	3.76	4/20/2017	0	0
	7,000	0		0	3.79	8/08/2018
	75,000	0		0	0.93	5/15/2019
	40,000	0		0	1.20	9/16/2020
	40,000	0		0	1.53	9/19/2021
	26,666	13,334	(1)	0	0.199	5/31/2022
	13,333	26,667	(2)	0	0.23	5/30/2023
	0	40,000	(3)	0	0.268	5/29/2024
Timothy G. Rothwell	50,000	0		0	0.70	11/5/2019	0	0
	40,000	0		0	1.20	9/16/2020
	40,000	0		0	1.53	9/19/2021
	26,666	13,334	(1)	0	0.199	5/31/2022
	175,000	0		0	0.09	9/13/2022
	13,333	26,667	(2)		0.23	5/30/2023
	175,000	0			0.175	9/13/2023
	0	40,000	(3)	0	0.268	5/29/2024
	175,000	0		0	0.388	9/15/2024
Michael Weiser, M.D., Ph.D.	7,000	0		0	8.97	5/26/2016	0	0
	7,000	0		0	3.76	4/20/2017
	7,000	0		0	3.79	8/08/2018
	75,000	0		0	0.93	5/15/2019
	40,000	0		0	1.20	9/16/2020
	40,000	0		0	1.53	9/19/2021
	26,666	13,334	(1)	0	0.199	5/31/2022
	13,333	26,667	(2)	0	0.23	5/30/2023
	0	40,000	(3)	0	0.268	5/29/2024

(1)	13,334 exercisable as of 5/31/2015.

(2)	13,333 exercisable as of 5/30/2015 and 13,334 exercisable as of 5/30/2016.

(3)	13,333 exercisable as of 5/29/2015 and 5/29/2016, respectively and 13,334 exercisable as of 5/29/2017

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Available For Future Issuance Under Equity Plans

The following table provides information as of December 31, 2014, about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our Board of Directors under our existing equity compensation plans, including the 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan (collectively the “Plans”) the Stock Incentive Plan for Outside Directors and the Directors Deferred Compensation Plan. For a discussion of the material features of the Plans, please see Note 11 to the Financial Statements included in this Report.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
The Plans	4,799,750	$0.90	4,483,766
Stock Incentive Plan for Outside Directors	21,000	8.97	—

Total	4,820,750	$1.20	4,483,766

Common Stock Ownership by Directors and Executive Officers and Principal Holders

Directors and Executive Officers

The following table sets forth certain information, as of March 1, 2015, regarding the beneficial ownership of the common stock by (i) each director; (ii) each named executive officer; (iii) all of our directors and named executive officers as a group. The number of shares beneficially owned by each director or Executive Officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power (which includes power to vote, or direct the voting of, such security) or investment power (which includes power to dispose of, or direct the disposition of, such security). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into common stock within 60 days after March 1, 2015 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, all persons named as beneficial owners of common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned:

Name and Address(a)	Common Shares Beneficially Owned (b)		Common Shares Underlying Options		Percent Of Class
Alan L. Rubino (e)	1,000,000		1,000,000		1.6%
Michael R. Garone	347,500		247,500		*
Carl V. Sailer	80,000		80,000		*
Mark H. Rachesky, M.D.	78,483,687	(c)	60,000,024	(d)	65.0%
Timothy G. Rothwell (f)	694,999		694,999		1.1%
Michael Weiser, M.D., Ph.D.	222,412		215,999		*
John D. Harkey, Jr.	222,412		215,999		*
Timothy McInerney	79,999		79,999		*
Jacob M. Plotsker	79,999		79,999		*

All directors and executive officers as a group	81,211,008		62,614,519		65.9%

*	Less than 1%

(a)	Unless otherwise specified, the address of each beneficial owner is c/o Emisphere Technologies, Inc., 4 Becker Farm Road, Suite 103, Roseland, New Jersey,

(b)	The number of shares set forth for each Director and Executive Officer consists of direct and indirect ownership of shares, including stock options, deferred common share units, restricted stock and, in the case of Dr. Rachesky, shares of common stock that can be obtained upon conversion of convertible notes and exercise of warrants, as further described in footnotes (c) and (d) below.

(c)	This number consists of:

•	18,483,663 shares of common stock.

•	37,793,249 shares of common stock that can be obtained upon conversion of notes convertible into the common stock of the Company.

•	21,997,776 shares of common stock that can be obtained upon the exercise of warrants to purchase shares of common stock of the Company.

•	208,999 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options and options that will vest within 60 days of March 1, 2015.

Dr. Rachesky is the managing member of MHRC LLC (“MHRC”), a Delaware limited liability company, and MHR Advisors LLC (“Advisors”), a Delaware limited liability company. Advisors is the general partner of each of MHR Capital Partners Master Account LP (“Master Account”), an Anguilla, British West Indies limited partnership, and MHR Capital Partners (100) LP (“Capital Partners (100)”), a Delaware limited partnership, and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of, or beneficially owned by, each of Master Account and Capital Partners (100). MHRC II LLC (“MHRC II”), a Delaware limited liability company, is the managing member of MHRC Institutional Advisors II, (“Institutional Advisors II”), a Delaware limited liability company, and, as such, may be deemed to beneficially own the shares of common stock held for the account of, or beneficially owned by, Institutional Advisors II. Institutional Advisors II is the general partner of each of MHR Institutional Partners II LP (“Institutional Partners II”), a Delaware limited partnership, and MHR Institutional Partners IIA LP (“Institutional Partners IIA”), a Delaware limited partnership, and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of, or beneficially owned by, each of Institutional Partners II and Institutional Partners IIA. MHR Holding LLC (“Holdings”), a Delaware limited liability company, is the managing member of MHR Fund Management LLC (“Fund Management”), a Delaware limited liability company, and as such, may be deemed to beneficially own the shares of common stock held for the account of, or beneficially owned by, Fund Management. Fund Management is an affiliate of and has an investment management agreement with each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA, and other affiliated entities, pursuant to which it has the power to vote or direct the vote and to dispose or to direct the disposition of the shares of common stock held by such entities and, accordingly, Fund Management may be deemed to beneficially own the shares of common stock held for the account of each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA.

(d)	This number consists of (i) 37,793,249 shares of common stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon the conversion of notes convertible into common stock of the Company, (ii) 21,997,776 shares of common stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon exercise of warrants to purchase shares of common stock of the Company, (iii) 208,999 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options and options that will vest within 60 days of March 1, 2015.

(e)	On September 13, 2012, Alan L. Rubino joined the Company as President and Chief Executive Officer, and was appointed as a Class II Director.

(f)	On September 13, 2012, Timothy Rothwell was elected Chairman of the Board of Directors of the Company.

Principal Holders of Common Stock

The following table sets forth information regarding beneficial owners of more than five (5%) percent of the outstanding shares of Common Stock as of March 1, 2015:

Name and Address	Number of Shares Beneficially Owned		Percent Of Class(a)
Bai Ye Feng	6,184,389	(b)	9.87%
Mark H. Rachesky, M.D.	78,483,687	(c)	65.0%

(a)	Applicable percentage ownership is based on 60,687,478 shares of Common Stock outstanding as of March 1, 2015. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into Common Stock within 60 days after March 1, 2015, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

(b)

Based solely on a Schedule 13D/A filed on February 14, 2012 by Bai Ye Feng. Mr. Feng beneficially owns an aggregate of 6,184,389 shares of common stock, consisting of 3,908,738 shares of common stock held by

Mr. Feng, warrants to purchase up to 1,981,651 shares of common stock held by Mr. Feng, and 294,000 shares of common stock owned of record by Lighthouse Consulting Limited, a Hong Kong company of which Mr. Feng is a principal and therefore may be deemed to be a beneficial holder of such shares. Mr. Feng’s address is 16A Li Dong Building, No.9 Li Yuen Street East, Central, Hong Kong

(c)	The address of Dr Rachesky, Master Account, Advisors, Institutional Partners II, Institutional Partners IIA, Institutional Advisors II, MHRC LLC, MHRC II LLC, Fund Management, Capital Partners (100) and Holdings, to which we refer collectively as the MHR Investors, is 40 West 57th Street, 24th Floor, New York, NY 10019. For a description of the relationships between the MHR Investors, please refer to footnote “c” in the table under “Directors and Executive Officers” above.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Transactions with MHR

Mark H. Rachesky, M.D. is a director and member of the Company’s Compensation Committee and its Governance and Nominating Committee. Dr. Rachesky is also the managing member of (i) MHRC, the managing member of Advisors, which in turn is the general partner of Master Account and Capital Partners (100); (ii) MHRC II , the managing member of Institutional Advisors II, which is in turn the general partner of Institutional Partners II and Institutional Partners IIA; and (iii) MHR Holdings, the managing member of Fund Management (and, together with MHRC, MHRC II, MHR Holdings, Advisors, Institutional Advisors II, Master Account, Capital Partners 100, Institutional Partners II, and Institutional Partners IIA, “MHR”) which is an affiliate of and has an investment management agreement with Master Account, Capital Partners 100, Institutional Partners II, and Institutional Partners IIA.

On August 20, 2014, the Company entered into a series of agreements (the “Transaction Documents”) with Master Account, Capital Partners (100), Institutional Partners II, and Institutional Partners IIA, (collectively, the “Lenders”), for a new loan facility, an extension of the Company’s existing obligations under various promissory notes previously issued to the Lenders, and for payment by the Company of certain royalties to the Lenders (the “Transaction”). Currently, MHR owns approximately 30.5% of the common stock of the Company and has $57.1 million in outstanding indebtedness.

A special committee of the Company’s board of directors (the “Board”), composed of independent directors, negotiated the terms of the Loan Agreement and restructuring with MHR and the transactions contemplated thereby with the advice of its legal and financial advisors, and the Loan Agreement and restructuring was unanimously approved by the disinterested members of the Board with the unanimous affirmative recommendation of the special committee. For a more detailed description of the Loan and restructuring transactions see Liquidity & Capital Resources and Note 7 of the Financial Statements.

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

The table below provides membership information for each committee of the Board of Directors as of March 15, 2015:

Name	Board		Audit		Compensation		Governance and Nominating
Alan L. Rubino(1)(4)	X
Mark H. Rachesky, M.D.(2)	X				X		X
Michael Weiser, M.D., Ph.D.(2)	X		X		X	*	X	*
John D. Harkey, Jr.(3)	X
Timothy G. Rothwell(3)	X	*
Timothy McInerney(4)	X		X	*	X
Jacob M. Plotsker(4)	X		X				X

*	Chair

(1)	Joined the company as President, Chief Executive Officer and Class II Director as of September 13, 2012.

(2)	Class III directors: Term as director is expected to expire in 2017.

(3)	Class I directors: Term as director is expected to expire in 2015.

(4)	Class II directors. Term as director is expected to expire in 2016.

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

Meetings Attendance

During the 2014 fiscal year, our Board of Directors held 5 meetings. With the exception of Mr. Rothwell, and Mr. Harkey who each attended all except one Special Meeting of the Board, each director attended 100 percent of the aggregate number of Board of Directors meetings and committee meetings of which he was a member that were held during the period of his service as a director. Mr. Rothwell and Mr. Harkey were briefed on the subject of the Special Meeting of the Board of Directors which they did not attend; provided their input to Management before the Meeting was held; and reviewed Minutes of the Meeting with the Corporate Secretary afterwards.

The Audit Committee met 4 times during the 2014 fiscal year.

The Compensation Committee met 1 time during the 2014 fiscal year.

The Governance and Nominating Committee met 1 times during the 2014 fiscal year.

The Company does not have a formal policy regarding attendance by members of the Board of Directors at the Company’s annual meeting of stockholders, although it does encourage attendance by the directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by McGladrey for the audit of our annual financial statements for the years ended December 31, 2014, and December 31, 2013, respectively, and fees billed for other services rendered by McGladrey during the respective periods.

	2014	2013
Type of Fees
Audit Fees(1)	255.000	$255,000
Audit-Related Fees(2)	8,900	$7,500

	263,900	$262,500

(1)	Audit fees for 2014 and 2013 were for professional services rendered for the audit of the Company’s financial statements for the fiscal year, including attestation services required under Section 404 of the Sarbanes-Oxley Act of 2002, and reviews of the Company’s quarterly financial statements included in its Form 10-Q filings.

(2)	Audit related fees are for services related to registration statements.

The Audit Committee has determined that the non- audit services provided by McGladrey during 2014 and 2013 did not impair their independence. All decisions regarding selection of independent registered public accounting firm and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules.

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

The Audit Committee intends to select McGladrey to serve as independent registered public accounting firm for the fiscal year ending December 31, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1) Financial Statements

A list of the financial statements filed as a part of this report appears on page    .

(2)  Financial Statement Schedules

Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Financial Statements.

(3)  Exhibits

A list of the exhibits filed as a part of this report appears on pages    thru.

(b)  See Exhibits listed under the heading “Exhibit Index” beginning on page    .

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

EMISPHERE TECHNOLOGIES, INC.

By:	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer

Date:	March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Alan L. Rubino Alan L. Rubino	President and Chief Executive Officer and Director (principal executive officer)	March 31, 2015

/s/ Timothy G. Rothwell Timothy G. Rothwell	Chairman of the Board	March 31, 2015

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	March 31, 2015

/s/ Timothy McInerney Timothy McInerney	Director	March 31, 2015

/s/ Jacob M. Plotsker Jacob M. Plotsker	Director	March 31, 2015

/s/ Mark H. Rachesky, M.D. Mark H. Rachesky, M.D.	Director	March 31, 2015

/s/ Michael Weiser, M.D., Ph.D. Michael Weiser, M.D., Ph.D.	Director	March 31, 2015

/s/ Michael R. Garone Michael R. Garone	Chief Financial Officer (principal financial and accounting officer)	March 31, 2015

EXHIBIT INDEX

Exhibit		Incorporated by Reference (1)
3.1	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007	R
3.2	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012	OO
3.3	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998, and September 23, 2005	A, L
3.4	Amendment to the Amended By-Laws of Emisphere Technologies, Inc., effective as of September 11, 2007	V
4.1	Amended and Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC	P
4.2	Loan Agreement, dated as of August 20, 2014, by and between Emisphere Technologies, Inc. and the Lenders named therein	UU
4.3	Form of Second Amended and Restated 13% Senior Secured Convertible Note	UU
4.4	Form of Second Amended and Restated Senior Secured Reimbursement Promissory Note	UU
4.5	Form of Second Amended and Restated Senior Secured Bridge Promissory Notes	UU
4.6	Amended and Restated Pledge and Security Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	UU
10.1	Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	R	(2)
10.2	Form of Nonqualified Stock Option Agreement	R	(2)
10.3	Form of Incentive Stock Option Agreement	R	(2)
10.4	Form of Restricted Stock Option Agreement	R	(2)
10.5	Research Collaboration and Option Agreement dated as of December 3, 1997 between Emisphere Technologies, Inc. and Novartis Pharma AG	D	(3)
10.6	Research Collaboration and License Agreement dated as of September 23, 2004 between Emisphere Technologies, Inc. and Novartis Pharma AG, as amended on November 4, 2005	J	(3)
10.7	Research Collaboration Option and License Agreement dated December 1, 2004 by and between Emisphere Technologies, Inc. and Novartis Pharma AG	J	(3)
10.8	Convertible Promissory Note due December 1, 2009 issued to Novartis Pharma AG	J	(3)
10.9	Senior Secured Term Loan Agreement between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated September 26, 2005, as amended on November 11, 2005	L
10.10	Pledge and Security Agreement between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated September 26, 2005	L
10.11	Registration Rights Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.12	Amendment No. 1 to the Senior Secured Term Loan Agreement, dated November 11, 2005	M
10.13	Form of 11% Senior Secured Convertible Note	L
10.14	Form of Amendment to 11% Senior Secured Convertible Note	R

Exhibit		Incorporated by Reference (1)
10.15	Warrant dated as of September 21, 2006, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	Q
10.16	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	Q
10.17	Warrant adjustment notice between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP, MHR Capital Partners Master Account, LP (formerly MHR Capital Partners (500) LP), MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners (100) LP and MHR Capital Partners Master Account LP	W
10.18	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and SF Capital Partners, Ltd.	W
10.19	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Option Opportunities Corp.	W
10.20	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Option Opportunities Corp.	W
10.21	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Montaur Capital/Platinum Life Montaur Life Sciences Fund I LLC	W
10.22	Warrant dated as of August 22, 2007, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	W
10.23	Warrant dated as of August 22, 2007, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	W
10.24	Development and License Agreement, dated as of June 21, 2008, between Emisphere Technologies, Inc. and Novo Nordisk AS.	Y	(3)
10.25	Form of Non-Employee Director Non-Qualified Stock Option Agreement	AA	(2)
10.26	Securities Purchase Agreement dated as of August 19, 2009, between Emisphere Technologies and the Purchasers named therein	BB
10.27	Securities Purchase Agreement dated as of August 19, 2009, between Emisphere Technologies and MHR Fund Management, LLC	BB
10.28	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	CC
10.29	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	CC
10.30	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	CC
10.31	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	CC
10.32	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and Rodman & Renshaw, LLC	CC
10.33	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and Benjamin Bowen	CC
10.34	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and Noam Rubinstein	CC
10.35	Warrant adjustment notice between Emisphere Technologies, Inc. and Elan International Services, Ltd. dated October 20, 2009	CC

Exhibit		Incorporated by Reference (1)
10.36	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated November 25, 2009	EE
10.37	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated February 23, 2010	EE
10.38	Form of Incentive Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	FF
10.39	Form of Non-Qualified Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	FF
10.40	Letter Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated June 8, 2010	GG
10.41	Form of Emisphere Technologies, Inc. Reimbursement Note	GG
10.42	Form of Emisphere Technologies, Inc. Second Reimbursement Note	GG
10.43	Research Master Agreement and Amendment by and between Emisphere Technologies, Inc. and Novartis Pharma AG, effective as of June 4, 2010	HH	(3)
10.44	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 25, 2010	II
10.45	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the MHR Buyers named therein, dated August 25, 2010	II
10.46	Waiver Agreement, by and among Emisphere Technologies, Inc. and MHR, dated August 25, 2010	II
10.47	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 26, 2010	JJ
10.48	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Bai Ye Feng	JJ
10.49	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP	JJ
10.50	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Iroquois Master Fund, Ltd.	JJ
10.51	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Hudson Bay Master Fund Ltd.	JJ
10.52	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Cranshire Capital, L.P.	JJ
10.53	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP	JJ
10.54	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	JJ
10.55	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	JJ
10.56	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	JJ
10.57	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	JJ

Exhibit		Incorporated by Reference (1)
10.58	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	JJ
10.59	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	JJ
10.60	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	JJ
10.61	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	JJ
10.62	Development and License Agreement, dated December 20, 2010, between Emisphere Technologies, Inc. and Novo Nordisk A/S	KK	(3)
10.63	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the Buyers named therein.	LL
10.64	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the MHR Fund Management LLC.	LL
10.65	Waiver Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and MHR.	LL
10.66	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated July 6, 2011	MM
10.67	Warrant A-54 dated as of July 6, 2011, between Emisphere Technologies, Inc. and EOS Holdings LLC	MM
10.68	Warrant A-55 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Kingsbrook Opportunities Master Fund LP	MM
10.69	Warrant A-56 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Bai Ye Feng	MM
10.70	Warrant A-57 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Cranshire Capital, L.P.	MM
10.71	Warrant A-58 dated as of July 6, 2011, between Emisphere Technologies, Inc. and HF H VICTOR UW VICTOR ART 7	MM
10.72	Warrant A-59 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP	MM
10.73	Warrant A-60 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Iroquois Master Fund Ltd.	MM
10.74	Warrant A-61 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Shipman & Goodwin LLP Profit Sharing Trust FBO James T. Betts	MM
10.75	Warrant A-62 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Son Nam Nguyen	MM
10.76	Warrant A-63 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Pine Lodge Capital Company Ltd.	MM
10.77	Warrant A-64 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Huaidong Wang	MM
10.78	Warrant A-65 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP	MM
10.79	Warrant A-66 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	MM

Exhibit		Incorporated by Reference (1)
10.80	Warrant A-67 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	MM
10.81	Warrant A-68 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	MM
10.82	Warrant A-69 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	MM
10.83	Warrant A-70 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	MM
10.84	Warrant A-71 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	MM
10.85	Warrant A-72 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	MM
10.86	Warrant A-73 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	MM
10.87	License Agreement, dated March 8, 2000, by and between Emisphere Technologies, Inc. and Novartis Pharma AG	NN	(3)
10.88	Form of Novartis Promissory Note Extension, between the Company and MHR	PP
10.89	Form of Promissory Reimbursement Note Extension, between the Company and MHR	PP	(3)
10.90	Employment Agreement, dated September 13, 2012, between Alan L. Rubino and the Company	QQ	(2)
10.91	Senior Secured Promissory Note of Emisphere Technologies, Inc., dated October 17, 2012	RR
10.92	Amendment to Pledge and Security Agreement, by and among Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated October 17, 2012	RR
10.93	Employment Agreement, dated October 15, 2012, between Carl V. Sailer and Emisphere Technologies, Inc.	RR	(2)
10.94	Employment Agreement, dated January 14, 2013, between Michael R. Garone and Emisphere Technologies, Inc.	SS	(2)
10.95	Sublease Agreement, dated November 27, 2012, between New American Therapeutics, Inc. and Emisphere Technologies, Inc.	TT
10.96	Lease Agreement, dated December 11, 2012, between 4 Becker SPE LLC and Emisphere Technologies, Inc.	TT
10.97	Amendment to Emisphere Technologies, Inc. Amended and Restated 13% Senior Secured Convertible Note, dated March 28, 2014	VV
10.98	Royalty Agreement, dated as of August 20, 2014, by and between Emisphere Technologies, Inc. and the other parties named therein	UU
14.1	Emisphere Technologies, Inc. Code of Business Conduct and Ethics for Directors	I
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm — McGladrey, LLP*
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit		Incorporated by Reference (1)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data File.	*

*	Filed herewith

(1)	If not filed herewith, filed as an exhibit to the document referred to by letter as follows:

A.	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999 (SEC File No. 000-17758)

B.	Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (SEC File No. 000-17758)

C.	[Reserved]

D.	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997 (SEC File No. 000-17758)

E.	[Reserved]

F.	Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC File No. 000-17758)

G.	[Reserved]

H.	[Reserved]

I.	Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 000-17758)

J.	Registration on Form S-3/A dated and filed February 1, 2005 (SEC File No. 333-117230)

K.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (SEC File No. 000-17758)

L.	Current Report on Form 8-K, filed September 30, 2005 (SEC File No. 000-17758)

M.	Current Report on Form 8-K, filed November 14, 2005 (SEC File No. 000-17758)

N.	[Reserved]

O.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (SEC File No. 000-17758)

P.	Current Report on Form 8-K, filed April 10, 2006 (SEC File No. 000-17758)

Q.	Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (SEC File No. 000-17758)

R.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007

S.	Current Report on Form 8-K, filed April 11, 2007

T.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007

U.	Current Report on Form 8-K, filed June 29, 2007

V.	Current Report on Form 8-K, filed September 14, 2007

W.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007

X.	Annual Report on Form 10-K for the fiscal year ended December 31, 2007

Y.	Current Report on Form 10-Q, filed August 11, 2008

Z.	Current Report on Form 8-K, filed May 5, 2009

AA.	Current Report on Form 8-K, filed May 21, 2009

BB.	Current Report on Form 8-K, filed August 20, 2009

CC.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009

DD.	Current Report on Form 8-K, filed January 12, 2010

EE.	Annual Report on Form 10-K for the fiscal year ended December 31, 2009

FF.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010

GG.	Current Report on Form 8-K, filed June 9, 2010

HH.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010

II.	Current Report on Form 8-K, filed August 25, 2010

JJ.	Registration Statement on Form S-1, filed on September 15, 2010

KK.	Current Report on Form 8-K, filed on December 21, 2010

LL.	Current Report on Form 8-K, filed on June 30, 2011 (SEC File No. 000-17758)

MM.	Registration Statement on Form S-1, filed on July 26, 2011 (SEC File No. 333-175794).

NN.	Amendment No. 1 on Form 10-K/A, filed January 19, 2012, to Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 31, 2011

OO	Current Report on Form 8-K, filed on June 5, 2012 (SEC File No. 000-17758)

PP	Current Report on Form 8-K, filed on June 4, 2012 (SEC File No. 000-17758)

QQ	Current Report on Form 8-K, filed on September 17, 2012 (SEC File No. 000-17758)

RR	Current Report on Form 8-K, filed on October 19, 2012 (SEC File No. 000-17758)

SS	Current Report on Form 8-K, filed on January 17, 2013 (SEC File No. 000-17758)

TT	Annual Report on Form 10-K, filed on March 28, 2013 (SEC File No. 000-17758)

UU	Current Report on Form 8-K, filed on August 21, 2014 (SEC File No. 000-17758)

VV	Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (SEC File No. 000-17758)

(2)	Management contract or compensatory plan or arrangement

(3)	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.