Form 10-Q
period 2015-03-31
EMISPHERE TECHNOLOGIES INC
filed 2015-05-15
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 14, 2015 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

(in thousands, except share and per share data)

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,849	$3,683
Accounts Receivable	248	—
Inventory	2,114	2,068
Prepaid expenses and other current assets	418	188

Total Current Assets	7,629	5,939
Equipment and leasehold improvements, net	22	25
Security deposits	24	24

Total assets	$7,675	$5,988

LIABILITIES AND STOCKHLDERS DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,928	$1,846
Deferred Revenue	227	—
Derivative instruments
Related party	13,350	5,548
Others	1,092	239

Total current liabilities	17,597	7,633
Notes payable, related party, net of related discount	49,539	44,546
Accrued Interest, related party	1,848	—
Derivative instruments
Related party	41,940	24,133
Deferred revenue, non-current	41,616	41,616
Deferred lease liability, non-current and other liabilities	8	10

Total liabilities	152,548	117,938

COMMITMENTS AND CONTINGENCIES Stockholders’ deficit:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 400,000,000 shares authorized; issued 60,977,210 shares (60,687,478 outstanding) as of March 31, 2015 and December 31, 2014	610	610
Additional paid-in-capital	405,576	405,531
Accumulated deficit	(547,107)	(514,139)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(144,873)	(111,950)

Total liabilities and stockholders’ deficit	$7,675	$5,988

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2015 and 2014 (unaudited)

(in thousands, except share and per share data)

	For the three months ended
	March 31,
	2015	2014
Revenue, net	$6	$—

Cost of Revenue	25	—

Gross Profit (Loss)	(19)	—

Costs and expenses:
Research and development	228	362
General and administrative expenses	4,418	1,979
Depreciation and amortization	3	4

Total costs and expenses	4,649	2,345

Operating loss	(4,668)	(2,345)
Other non-operating income (expense):
Other income (expense):	3	10
Change in fair value of derivative instruments
Related party	(25,609)	(1,281)
Others	(853)	15
Interest expense related party	(1,841)	(1,441)

Total other non-operating income (expense)	(28,300)	(2,697)
Loss before income tax benefit	(32,968)	(5,042)
Income tax benefit	—	1,684

Net loss	$(32,968)	$(3,358)

Net loss per share, basic and diluted	$(0.54)	$(0.06)
Weighted average shares outstanding, basic and diluted	60,687,478	60,687,478

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2015 and 2014

(in thousands)

(unaudited)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(32,968)	$(3,358)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	4
Change in fair value of derivative instruments	26,462	1,266
Non-cash interest expense	1,841	1,441
Non-cash compensation expense	45	43
Changes in assets and liabilities excluding non-cash transactions:
Increase in Accounts receivable	(248)	—
Increase in Inventory	(46)	—
Decrease (increase) in prepaid expenses and other current assets	(230)	7
Increase in deferred revenue	227	—
Increase (decrease) in accounts payable and accrued expenses	1,082	(507)
Decrease in other current liabilities	0	(31)
Decrease in deferred lease liability	(2)	(2)

Total Adjustments	29,134	2,221

Net cash used in operating activities	(3,834)	(1,137)

Cash flows from financing activities:
Loan proceeds	5,000	—

Net cash provided by financing activities	5,000	—

Net increase (decrease) in cash and cash equivalents	1,166	(1,137)
Cash and cash equivalents, beginning of period	3,683	4,053

Cash and cash equivalents, end of period	$4,849	$2,916

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations and Liquidity

Nature of Operations.

Emisphere Technologies, Inc. (“Emisphere,” “the Company,” “our,” “us,” or “we”) is a commercial stage, specialty pharmaceutical company that has recently commenced commercial operations. The Company launched its first prescription product, oral Eligen B12™ (1000 mcg.), in the U.S. during March 2015. Additionally, the Company is currently engaged in multiple ex-US licensing discussions with the intention of offering oral Eligen B12™ for sale in global markets. Beyond Eligen B12™, the Company utilizes its proprietary Eligen® Technology to create new oral formulations of therapeutic agents. Emisphere is currently partnered with global pharmaceutical companies for the development of new orally delivered therapeutics.

By building on the oral Eligen B12™ product, the Company intends to establish a sound product portfolio platform on which to expand its B12 therapeutic franchise as well as expand internal new product development with new therapeutic agents. The Company will also continue to develop its existing drug delivery carrier partnerships and expand its carrier business by seeking out and engaging in new global licensing opportunities.

Our core business strategy is to pursue the commercialization of oral Eligen B12™ , build new, high-value partnerships and continue to expand upon existing partnerships, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen® Technology, a broad-based proprietary oral drug delivery platform which makes it possible to avoid injections for drug administration through the use of delivery agents, or “carriers,” which facilitate or enable transport of therapeutic molecules, including large peptides and proteins, across biological membranes such as those of the gastrointestinal tract. Our delivery agents have no known pharmacological activity in the amounts used to enhance drug delivery and therefore may be considered excipients.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, our business will require substantial additional investment that we have not yet secured.

As of March 31, 2015, our accumulated deficit was approximately $547.1 million; our stockholder’s deficit was $144.9 million; our loss from operations was $4.7 million; and our net loss was $33.0 million, On March 31, 2015 we had approximately $4.8 million cash. We have limited capital resources and operations to date have been funded with the proceeds from private and public debt and equity financings, collaborative research agreements and income earned on investments.

As of March 31, 2015, the Company’s financial obligations included approximately $40.9 million (face value) under its Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $13.3 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.7 million (face value) under its Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $1.9 million (face value) under its Second Amended and Restated Bridge Notes (the “Bridge Notes”). The Convertible Notes and the Loan Agreement are subject to various sales, operating and manufacturing performance criteria.

Under the terms of the Loan Agreement, described in Note 9 to the Financial Statements, Emisphere may borrow, at specified times and based on the attainment of specified performance milestones, up to an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen B12™ Rx Product. The new loan facility will mature on December 31, 2019 and bear interest at a rate of 13% per year. The first borrowing under the Loan Agreement occurred on August 20, 2014, in an original principal amount of $5.0 million, the second occurred on November 4, 2014 in an original principal amount of $3.0 million, the third occurred on January 6, 2015 in an original principal amount of $5.0 million, and the fourth occurred on April 6, 2015 in an original principal amount of $5.0 million. Subject to achieving certain operational milestones relating to the timely commencement of sales of oral Eligen B12™, the Company may request an additional borrowing of up to $2 million under the Loan Agreement during the third quarter of 2015. In addition to funding available through the Loan Agreement, the Company received approximately $0.3 million on December 9, 2014 from the sale of unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

We believe the Company’s current cash balance, in addition to cash available through additional borrowing under the Loan Agreement, assuming attainment of sales and profitability targets for the Eligen B12™ product, will provide sufficient capital to continue operations through approximately the end of 2015. The Company’s future capital requirements beyond 2015 and financial success depend largely on the commercial success of our oral Eligen B12™ product and our ability to leverage existing as well as securing new partnering opportunities. There is no assurance that our plans will be successful. If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ or obtain substantial cash inflows from existing or new partners or other sources prior to the end of 2015, we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2014, 2013 and 2012 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

2. Basis of Presentation

The condensed balance sheet at December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2015.

3. Revenue Recognition for the Company’s Oral Eligen B12™ Rx Product.

We recognize revenue in accordance with FASB ASC 605-10-S99, Revenue Recognition. We sell our Oral Eligen B12™ Rx product through drug wholesalers and retail pharmacies. We recognize revenue from prescription product sales, net of sales discounts, chargebacks, and rebates. We accept returns of unsalable product from customers within a return period of six months prior to and 12 months following product expiration. Our Oral Eligen B12™ Rx product currently has a shelf life of 24 months from the date of manufacture. Given the limited history of our Oral Eligen B12™ Rx product, we currently cannot reliably estimate expected returns of the prescription products at the time of shipment. Accordingly, we defer recognition of revenue on prescription products until the right of return no longer exists, which occurs at the earlier of the time the Oral Eligen B12™ Rx product is dispensed through patient prescriptions or expiration of the right of return.

4. Stock-Based Compensation Plans

On April 20, 2007, our stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to our executive officers and other employees, and non-employee directors, consultants and others who provide substantial services to us. The 2007 Plan provides for the issuance of an aggregate 9,195,376 shares as follows. As of March 31, 2015, 3,153,766 shares are available for future grants under all of our equity plans.

Total compensation expense recorded during the three months ended March 31, 2015 and 2014 for share-based payment awards was $0.05 million and $0.04 million, respectively. At March 31, 2015, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.6 million which is expected to be recognized over a weighted-average period of approximately three years. No options were exercised in the three months ended March 31, 2015. No tax benefit was realized due to a continued pattern of operating losses.

During the three months ended March 31, 2015, the Company granted 1,330,000 options which included, 175,000 options to Timothy Rothwell, Chairman of the Board, 75,000 options to each of the Company’s other outside directors (valued on the grant date at $0.55 using the Black Scholes pricing model); 300,000 options to Alan L. Rubino, President and Chief Executive Officer, 150,000 options to Carl Sailer, Vice President, Sales and Marketing, and 40,000 options to Michael Garone, Chief Financial Officer (valued on the grant date at $0.55 using the Black Scholes pricing model); and an additional 40,000 to Michael Garone, Chief Financial Officer (valued on the grant date at $0.34 using the Black Scholes pricing model); and 250,000 options to non-executive employees and consultants (valued on the grant date at $0.59 using the Black Scholes pricing model).

The following weighted-average assumptions were used for grants made under the stock option plans for the three months ended March 31, 2015:

Expected volatility	145.87-148.06%
Expected term (years)	6.79
Risk free rate	1.58-1.99%
Dividend yield	0%
Annual forfeiture rate	14.523%

5. Inventory

Inventory consists of the following:

	March 31, 2015 (unaudited)	December 31, 2014
	(In thousands)
Raw Materials	$757	$1,350
Work-in-process	517	718
Finished Goods	840	—

Total	$2,114	$2,068

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2015 (unaudited)	December 31, 2014
	(in thousands)
Prepaid corporate insurance	$101	$53
Deposit on inventory	184	—
Prepaid expenses and other current assets	133	135

	$418	$188

7. Equipment and Leasehold Improvements, Net

	Useful Lives in Years	March 31, 2015 (unaudited)	December 31, 2014
		(in thousands)
Equipment	3-7	$601	$601
Leasehold improvements	Term of lease	27	27

		628	628
Less: accumulated depreciation and amortization		606	603

Equipment and leasehold improvements, net		$22	$25

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2015 (unaudited)	December 31, 2014
	(In thousands)
Accounts payable	$2,529	$530
Accrued legal, professional and other fees	334	1,262
Accrued vacation	65	54

	$2,928	$1,846

9. Notes Payable

Notes payable, net of related discounts, consists of the following:

	March 31, 2015 (unaudited)	December 31, 2014
	(in thousands)
Second Amended and Restated Convertible Notes	$35,352	$35,332
Loan Agreement	13,307	8,307
Second Amended and Restated Bridge Notes	244	271
Second Amended and Restated Reimbursement Notes	636	636

Non-current Notes payable, net of related discounts	$49,539	$44,546

On August 20, 2014, the Company entered into a series of agreements (the “Transaction Documents”) with MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, and MHR Institutional Partners IIA LP, (collectively, “MHR” or the “Lenders”), for a new loan facility (the “Loan Agreement”), an extension of the Company’s existing obligations under various promissory notes previously issued to the Lenders, and for payment by the Company of certain royalties to MHR (the “Transaction”).

The Loan Agreement provides for, among other things, a commitment (the “Commitment”) of the Lenders to loan the Company up to $20 million to finance the development, manufacturing, marketing and sale of oral Eligen ® B12 (the “B12 Product”). The Company may make five borrowings (each, a “Borrowing”, and collectively, the “Loan”) under the Loan Agreement. The first borrowing under the Loan Agreement occurred on August 20, 2014, in an original principal amount of $5.0 million, the second occurred on November 4, 2014 in an original principal amount of $3.0 million, the third occurred on January 6, 2015 in an original principal amount of $5.0 million, and the fourth occurred on April 6, 2015 in an original principal amount of $5.0 million. Subject to achieving certain operational milestones relating to the timely commencement of sales of oral Eligen B12™, the Company may request an additional borrowing of up to $2 million under the Loan Agreement during the third quarter of 2015.

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

Except with respect to Paid-In-Kind Royalties incurred under the Loan Agreement after all amounts of principal and interest have previously been paid in full, the Loan will mature on the earlier of (a) December 31, 2019 and, (b) 30 days after the end of any fiscal year in which the Company’s cash (plus certain cash expenditures during such fiscal year that are unrelated to the B12 Product or related products) as of the end of such fiscal year (subject to certain permitted deductions) is more than three times the principal amount of the Loan as of the end of such fiscal year. Paid-In-Kind Royalties incurred under the Loan Agreement after all amounts of principal and interest have previously been paid in full mature one year following the date of incurrence. The Loan bears interest at a rate of 13% per annum (the “Interest Rate”), compounded monthly, and will be payable in kind and in arrears on June 30 and December 31 of each year up to and including the maturity date by increasing the outstanding principal amount of the Loan by the amount of each such interest payment. So long as an event of default under the Loan Agreement (an “Event of Default”) has occurred and is continuing, at the election of MHR, interest shall accrue on the Loan at a rate equal to 2% per annum above the Interest Rate (“Default Rate”). Interest at the Default Rate shall accrue from the initial date of such Event of Default until that Event of Default is cured or waived in writing and shall be payable upon demand and, if not paid when due, shall itself bear interest at the Default Rate. The Loan must be repaid from time to time prior to maturity pursuant to (a) a cash sweep of 50% of the Company’s adjusted consolidated free cash flow, or 75% of the Company’s adjusted consolidated free cash flow in any year in which the adjusted consolidated free cash flow exceeds $50 million, to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance, (b) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any of the Company’s products other than the B12 Product or related products (the “Non-B12 Products”), subject to the priority described below, and (c) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. The Loan Agreement provides for certain representations and warranties, conditions precedent to the Lenders’ obligation to lend, affirmative and negative covenants of the Company (including, but not limited to, certain milestones in the development of its B12 Products) and Events of Default. As of March 31, 2015, the principal balance and accrued interest of the Loan Agreement was $13.31 million and $0.43 million, respectively.

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

The Convertible Notes now provide for a new maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones specified in the Convertible Notes). The interest rate is 13% per annum, compounded monthly, which interest will be payable in the form of additional Convertible Notes. The Convertible Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. After all principal and interest under the Loan Agreement and Reimbursement Notes are repaid, the remaining Convertible Notes must be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of the Company’s adjusted consolidated free cash flow (75% of the Company’s adjusted consolidated free cash flow in any year in which the Company’s adjusted consolidated free cash flow exceeds $50 million) to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance. The Convertible Notes are convertible, at the option of the holders, at a conversion price of $1.25 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Convertible Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. If we fail to meet our obligations under the terms of the Convertible Notes, or fail to meet any of the sales, operating or manufacturing performance criteria included in the Convertible Notes, we would be in default under these notes, which would give MHR the option of foreclosing on substantially all of our assets. As of March 31, 2015, the principal balance and accrued interest of the Convertible Notes were $40.9 million and $1.34 million, respectively; and the Convertible Notes were convertible into 32,717,484 shares of our common stock.

Reimbursement Notes. On June 8, 2010, the Company issued the predecessor to the Reimbursement Notes to MHR in the form of certain non-interest bearing promissory notes in the aggregate principal amount of $600,000 in reimbursement for legal expenses incurred by MHR in connection with MHR’s agreement to, among other things, waive certain rights as a senior secured party of the Company and enter into a non-disturbance agreement with the Company’s collaboration partner, Novartis Pharma AG, and, if necessary, to enter into a comparable agreement in connection with another potential Company transaction. The original Reimbursement Notes were amended and restated on May 7, 2013 and, as described above, amended and restated again on August 20, 2014.

The Reimbursement Notes provide for a maturity date of the earlier of (a) March 31, 2022 and (b) immediately prior to the time that any amounts outstanding under the Loan Agreement are repaid (subject to acceleration upon the occurrence of certain events of default specified in the Reimbursement Notes), and bear interest at the rate of 10% per annum, compounded monthly, which interest is payable in the form of additional Reimbursement Notes. The Reimbursement Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Reimbursement Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Reimbursement Notes must also be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below. As of March 31, 2015, the principal balance and accrued interest of the Reimbursement Notes were $0.68 million and $17 thousand, respectively; and the Reimbursement Notes were convertible into 1,365,606 shares of our common stock.

Bridge Notes. On October 17, 2012, the Company issued to MHR the predecessor to the Bridge Notes in the aggregate principal amount of $1,400,000. The original Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. The Bridge Notes were amended and restated on May 7, 2013 and restated again on August 20, 2014.

The Bridge Notes provide for a maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain events of default specified) and bear interest at 13% per year, compounded monthly and payable in the form of additional Bridge Notes. The Bridge Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Bridge Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Bridge Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. As of March 31, 2015, the principal balance and accrued interest of the Bridge Notes were $1.86 million and $61 thousand, respectively; and the Reimbursement Notes were convertible into 3,710,158 shares of our common stock.

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

If any Royalties become due under the Royalty Agreement when the royalty rate is 5% or 2.5%, the amount outstanding under the Loan Agreement, Convertible Notes and Bridge Notes shall be reduced in an amount equal to such royalty payment, to the extent such payment does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance (the “Royalty Match”), in the following priority: (i) first, to prepay the Loan; (ii) second, to redeem the Convertible Notes; and (iii) finally, to redeem the Bridge Notes. For the three months ended March 31, 2015, the Company recorded $1,220 royalty expense.

Additional fees paid by Emisphere in connection with the Loan Agreement, MHR Notes and the Royalty Agreement included the reimbursement of $225 thousand of MHR’s professional fees associated with the transaction, which was recorded as interest expense.

We accounted for the modifications to the Company’s obligations to MHR evidenced by the MHR Notes as a troubled debt restructuring under FASB ASC 470-60. As there was only a modification of terms to the existing debt and we did not transfer any assets or equity in a settlement to MHR no gain or loss was recorded on the transaction. The change in cash outflows resulting from the modification of terms are accounted for on a prospective basis. In accordance with FASB ASC 470-60, the $225 thousand of fees were accounted for as a financing fee and included in interest expense on the accompanying statements of operations.

The carrying value of the MHR Notes is comprised of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
	(in thousands)
Amended and Restated Convertible Notes	$40,897	$40,897
Loan Agreement	13,307	8,307
Amended and Restated Reimbursement Notes	683	683
Amended and Restated Bridge Notes	1,855	1,855
Unamortized discounts	(7,203)	(7,196)

	$49,539	$44,546

10. Derivative Instruments

Derivative instruments consist of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
	(in thousands)
Convertible Notes	$37,243	$21,501
Reimbursement Notes	1,264	705
Bridge Notes	3,434	1,926
Amended and Restated August 2009 Warrants	2,253	930
Amended and Restated June 2010 MHR Warrants	581	282
Amended and Restated August 2010 Warrants	1,585	654
August 2010 Investor Warrants	314	29
Amended and Restated August 2010 MHR Waiver Warrants	589	243
Amended and Restated July 2011 Warrants	1,819	750
July 2011 Investor Warrants	778	210
Amended and Restated July 2011 MHR Waiver Warrants	480	198
May 2013 MHR Modification Warrants	6,042	2,492

	$56,382	29,920

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

Embedded Conversion Feature of MHR Notes. The Convertible Notes, the Reimbursement Notes, and the Bridge Notes (collectively, the “MHR Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the MHR Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the MHR Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liabilities associated with the MHR Notes has been presented as a non-current liability as of March 31, 2015 and December 31, 2014, to correspond to their host contracts.

Convertible Notes. In addition to the foregoing, the adjustment provision of the Convertible Notes does not become effective unless and until the Company were to raise $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. The fair value of the embedded conversion feature of the Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair values as March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
Closing stock price	$0.66	$0.28
Conversion price	$1.25	$1.25
Expected volatility	145%	140%
Remaining term (years)	7.00	7.25
Risk-free rate	1.73%	1.97%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Convertible Notes increased $15.7 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, which amounts have been recognized in the accompanying statements of operations.

Reimbursement Notes. The fair value of the embedded conversion feature of the Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Closing stock price	$0.66	$0.28
Conversion price	$0.50	$0.50
Expected volatility	145%	140%
Remaining term (years)	7.00	7.25
Risk-free rate	1.73%	1.97%
Expected dividend yield	0%	0%

The fair value of the embedded conversion of the Reimbursement Notes increased $0.6 million for the three months ended March 31, 2015 and decreased $6 thousand for the three months ended March 31, 2014, which has been recognized in the accompanying statements of operations.

Bridge Notes. The fair value of the embedded conversion feature of the Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Closing stock price	$0.66	$0.28
Conversion price	$0.50	$0.50
Expected volatility	145%	140%
Remaining term (years)	7.00	7.25
Risk-free rate	1.73%	1.97%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Bridge Notes increased $1.5 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, which has been recognized in the accompanying statements of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated the Original Warrants such that the expiration date of the Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2010 Warrants”, The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24 month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
Closing stock price	$0.66	$0.28
Conversion price	$0.50	$0.50
Expected volatility	160%	160%
Remaining term (years)	4.27	4.52
Risk-free rate	1.22%	1.51%
Expected dividend yield	0%	0%

The fair value of the Amended and Restated June 2010 MHR Warrants increased $0.3 million and $11 thousand for the three months ended March 31, 2015 and 2014, which has been recognized in the accompanying statements of operations.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stocks at various times from 2009 through 2011, as described more fully below (the August 2009 Warrants, August 2010 Warrants, August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”) . Under the terms of each of the Amended and Restated Warrants, as well as the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the Original Warrants as of March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
Closing stock price	$0.66	$.28
Conversion price	$0.50	$0.50
Expected volatility	159%	161%
Remaining term (years)	4.27	4.52
Risk-free rate	1.37%	1.65%
Expected dividend yield	0%	0%

The fair value of the Original Warrants increased $7.5 million and $0.9 million for the three months ended March 31, 2015 and 2014, which has been recognized in the accompanying statements of operations.

The assumptions used in computing the fair value of the Investor Warrants, as well as the fair value of each of the Warrants and any other relevant terms, are described below.

August 2010 Investor Warrants. In connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
Closing stock price	$0.66	$0.28
Conversion price	$1.26	$1.26
Expected volatility	155%	116%
Remaining term (years)	0.41	.65
Risk-free rate	.03%	.12%
Expected dividend yield	0%	0%

The fair value of the August 2010 Investor Warrants increased $0.3 million for three months ended March 31, 2015 and decreased $23 thousand for the three months ended March 31, 2014, which has been recognized in the accompanying statements of operations.

July 2011 Investor Warrants. In connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). The July 2011 Warrants are exercisable at $1.09 per share and have an expiration date of July 6, 2016. The assumptions used in computing the fair value of the July 2011 Warrants as of March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
Closing stock price	$0.66	$0.28
Conversion price	$1.09	$1.09
Expected volatility	124%	122%
Remaining term (years)	1.26	1.51
Risk-free rate	.67%	.67%
Expected dividend yield	0%	0%

The fair value of the July 2011 Warrants increased $0.6 million and $8 thousand for three months ended March 31, 2015 and 2014, respectively, which has been recognized in the accompanying statements of operations.

11. Commitments and Contingencies

Commitments.

We lease office space at 4 Becker Farm Road, Roseland, New Jersey under a non-cancellable operating lease expiring in 2017.

As of March 31, 2015, future minimum rental payments are as follows:

Years Ending December 31,	(In thousands)
2015(remaining)	$99
2016	148
2017	74

Total	$321

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2015.

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

As a condition to MHR entering into the Loan Agreement and amending and restating the MHR Notes, the Company and MHR entered into a Royalty Agreement (the “Royalty Agreement”) on August 20, 2014 providing for the payment by the Company to MHR of certain royalties on the terms and conditions set forth therein (see Note 9).

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

12. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2014 and March 31, 2015, the Company had no accruals for interest or penalties related to income tax matters.

13. New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material impact on our financial position, results of operations or cash flows.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

14. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

March 31, 2015 (unaudited)	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$13,861	$42,522	$56,382

December 31, 2014	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$5,506	$24,414	$29,920

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods ended March 31, 2015 and December 31, 2014.

	March 31, 2015 (unaudited)	December 31, 2014
Beginning Balance	$24,414	$11,587
Derivative liability of embedded conversion feature of the Bridge Notes	—	221
Derivative liability of embedded conversion feature of the Reimbursement Notes	—	47
Derivative liability of the embedded conversion feature of the Convertible Notes	—	2,272
Change in fair value	18,108	10,287

Ending Balance	$42,522	24,414

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

General

Emisphere Technologies, Inc. is a commercial stage, specialty pharmaceutical company that has recently commenced commercial operations. The Company launched its first prescription product, oral Eligen B12™ Rx (1000 mcg.), in the U.S. during March 2015. Oral Eligen B12™ Rx meets significant unmet patient and medical needs by combining vitamin B12 with our proprietary delivery system technology to provide a therapeutic equivalent to injectable B12, which is the current medical standard of care. It is a prescription product for use by B12 deficient individuals; and it is the first oral B12 to be supported by published clinical data (Clin Ther . 2011 Jul;33(7):934-45) demonstrating that oral Eligen B12™ Rx restores normal vitamin B12 blood levels in deficient patients as effectively as injectable B12. The proprietary Eligen B12™ Rx formulation is covered by a newly issued U.S. Patent (Patent No. 8,022,048) which provides protection through 2029. Beyond oral Eligen B12™ Rx, the Company utilizes its proprietary Eligen® Technology to create new oral formulations of therapeutic agents. Emisphere is currently partnered with global pharmaceutical companies for the development of such new orally delivered therapeutics.

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

To accelerate the commercialization of oral Eligen B12™ Rx and evaluate new opportunities for prescription medical foods and other prescription products under development, the Company hired Mr. Carl V. Sailer in October 2012 to head its commercial efforts. Mr. Sailer has extensive experience in pharmaceuticals products marketing and supply chain management. He has a proven track record of launching new, and enhancing the financial performance of, existing pharmaceutical products by implementing progressive commercial marketing and distribution models. The Company engaged the consulting services of Dr. Carlos de Lecea, M.D., Ph.D., to expand its business development efforts globally. Dr. de Lecea has over 20 years’ experience in business development, including in and out licensing pharmaceutical products and delivery technologies in global markets. Dr. de Lecea also works with Mr. Rubino to expand the application of the Eligen® Technology by taking advantage of its suitability to facilitate oral absorption of emerging peptides and biologic products that are typically only available as injectables or are currently under development. We believe that these products represent tremendous promise for realizing improvements in healthcare and growth in the industry, and that the Eligen® Technology is well suited to deliver many of these molecules safely and efficiently. More recently the Company continues to strengthen its commercial operations team by engaging the consulting services of Mr. Nicholas G. Rothwell, CPIM, as Vice President, Global Supply, and Dr. Peter J. Shaw, M.D., as Chief Medical Officer. Mr. Rothwell has an exceptional background in commercial operations for life sciences and will play an integral role in supporting Emisphere’s new commercial operations building on the launch of Eligen B12™ Rx. With more than 30 years of experience developing, implementing and managing end-to-end integrated supply chains Mr. Rothwell is a senior healthcare executive with extensive commercial experience in operations management and strong expertise in leading strategic planning, product launch and growth initiatives of leading pharmaceutical products. Mr. Rothwell will be responsible for global supply chain, logistics and manufacturing. Dr. Shaw brings significant industry and medical experiences as a practicing physician and in progressive pharmaceutical sales representative training. His expertise and vision will facilitate the launch and growth of our oral Eligen B12™ product, and strengthen our development efforts supporting the advancement of the Company’s other pipeline product candidates. Dr. Shaw will have responsibility for global clinical development programs, medical affairs and other related functions. Mr. Rothwell and Dr. Shaw report to Mr. Rubino.

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

To accelerate commercialization of the Eligen® Technology, Emisphere will continue to focus on its two-pronged strategy. First, we have commercialized oral Eligen B12™ Rx (1000 mcg) as a medical food for use by documented B12 deficient individuals in the United States and will continue to expand commercial operations globally. During 2010, the Company completed a clinical trial which demonstrated that both oral Eligen B12™ (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial was published in the July 2011 edition of the journal Clinical Therapeutics (Volume 22, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our oral Eligen B12™ (1000 mcg) product. On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the oral Eligen B12™ formulation was allowed. This patent (US 8,022,048) provides intellectual property protection for Eligen B12™ through approximately October 2029. Second, we will concentrate on expanding our Eligen® drug delivery technology business, by seeking applications with prescription molecules obtained through partnerships with other pharmaceutical companies for molecules where oral absorption is difficult yet substantially beneficial if proven. We are also working to generate new interest in the Eligen® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. Finally, we continue to pursue commercialization of product candidates developed internally. We believe that these internal candidates need to be developed with reasonable investment in an acceptable time period and with a reasonable risk-benefit profile.

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

Our product pipeline includes prescription drug and medical food product candidates that are being developed in partnership or internally. During 2014, we continued to make progress on plans to commercialize our internally developed oral Eligen B12™ Rx product, having launched in the U.S. during the first quarter, 2015. Additionally, our development partner, Novo Nordisk A/S (“Novo Nordisk”), continues its development programs.

Novo Nordisk is using our Eligen® drug delivery technology in combination with its proprietary GLP-1 receptor agonists and insulins. During December 2010, the Company entered into a license agreement with Novo Nordisk for the development and commercialization by Novo Nordisk of oral formulations of its insulins using Emisphere’s Eligen® Technology. This was the second license agreement between the two companies. The GLP-1 License Agreement, entered into in June 2008, and amended for the second time on April 26, 2013, provides for the development of oral formulations of GLP-1 receptor agonists, with a potential drug for the treatment of type 2 diabetes, which recently completed a Phase II clinical trial. The amendment to the GLP-1 license agreement provided for a payment of $10 million from Novo Nordisk to the Company as a prepayment of certain development milestone payments that would have otherwise become payable to the Company under the license agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the agreement.

On February 20, 2015 Novo Nordisk announced positive Phase 2 data pertaining to OG217SC, the oral formulation of semaglutide, a long-acting human GLP-1 analogue that stimulates insulin and suppresses glucagon secretion in a glucose-dependent manner. OG217SC is provided in a tablet formulation with the absorption-enhancing excipient, SNAC. SNAC is an Eligen® Carrier. Novo Nordisk announced that it has successfully completed the Phase 2 trial for OG217SC, investigating dose range, escalation, efficacy and safety of once-daily oral semaglutide compared with oral placebo or once-weekly subcutaneously administered semaglutide in approximately 600 people with Type 2 diabetes treated for 26 weeks. Based on these results, Novo Nordisk announced that it will initiate consultations with regulatory authorities subsequent to which a decision of whether to progress OG217SC into Phase 3 development will be made.

Under the GLP-1 license agreement, Emisphere could receive additional contingent product development and sales milestone payments and would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under this agreement.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014:

	March 31, 2015 (unaudited)	March 31, 2014	Change
	(in thousands)	(in thousands)
Revenue	$6	$	$6
Cost of Goods Sold	25		25
Operating expenses	4,649	2,345	2,304
Operating loss	(4,668)	(2,345)	(2,323)
Other non-operating income (expense)	(28,300)	(2,697)	(25,603)
Loss before income tax benefit	(32,968)	(5,042)	(27,926)
Income tax benefit		1,684	(1,684)
Net loss	$(32,968)	$(3,358)	$(29,610)

Operating expenses increased $2.3 million or 98% to $4.6 million for the three months ended March 31, 2015 in comparison to the same period last year due primarily to increased sales, marketing and other commercial costs in connection with the introduction of the oral Eligen B12™ product in the U.S. during 2015. Details of these changes are highlighted in the table below:

(in thousands)
Increase in human resources costs	$37
Increase in professional fees	2,425
Increase in occupancy costs	14
Decrease in product development costs	(201)
Decrease in depreciation and amortization	(1)
Decrease in other costs	29

$2,304

Human resource costs increased $37 thousand, or 6%, due primarily to an increase in headcount.

Professional fees increased $2.4 million, or 200%, due primarily to an $2.6 million increase in sales, marketing and other commercial costs in connection with the introduction of oral Eligen B12™ in the U.S. during March 2015; offset by an approximately $0.2 million decrease in intellectual property legal fees.

Occupancy costs increased $14 thousand, or 54% due to certain lease incentives received during the first quarter 2014.

Product development costs decreased $201 thousand, or 80%, due primarily to our investment in developing a commercial manufacturing process during 2014 to prepare for the commercial launch of the oral EligenB12™ product during March 2015.

Depreciation costs decreased $1 thousand or 18%.

Other costs increased $29 thousand, or 12%, due primarily to an increase in information technology infrastructure and travel related expenditures in connection with the commercial launch of Eligen B12 in the U.S. during March 2015.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended March 31,
	2015	2014
Human resource costs, including benefits	14%	27%
Professional fees for legal, intellectual property, accounting and consulting	78%	52%
Occupancy costs	1%	1%
Product development costs	1%	11%
Depreciation and amortization	0%	0%
Other	6%	9%

Other non-operating income (expense) increased $25.6 million, or 949% to $28.3 million for the three months ended March 31, 2015 compared to the same period during 2014, due primarily to a $25.2 million increase in the fair value of derivative instruments from the increase in the price of the Company’s common stock, and by a $0.4 million increase in interest expense.

As a result of the above factors, we had a net loss of $33.0 million for the three months ended March 31, 2015, compared to net loss of $3.4 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, our business will require substantial additional investment that we have not yet secured.

As of March 31, 2015, our accumulated deficit was approximately $547.1 million; our stockholder’s deficit was $144.9 million; our loss from operations was $4.7 million; and our net loss was $33.0 million, On March 31, 2015 we had approximately $4.8 million cash. We have limited capital resources and operations to date have been funded with the proceeds from private and public debt and equity financings, collaborative research agreements and income earned on investments.

As of March 31, 2015, the Company’s financial obligations included approximately $40.9 million (face value) under its Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $13.3 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.7 million (face value) under its Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $1.9 million (face value) under its Second Amended and Restated Bridge Notes (the “Bridge Notes”). The Convertible Notes and the Loan Agreement are subject to various sales, operating and manufacturing performance criteria.

Under the terms of the Loan Agreement, described in Note 9 to the Financial Statements, Emisphere may borrow, at specified times and based on the attainment of specified performance milestones, up to an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen B12™ Rx Product. The new loan facility will mature on December 31, 2019 and bear interest at a rate of 13% per year. The first borrowing under the Loan Agreement occurred on August 20, 2014, in an original principal amount of $5.0 million, the second occurred on November 4, 2014 in an original principal amount of $3.0 million, the third occurred on January 6, 2015 in an original principal amount of $5.0 million, and the fourth occurred on April 6, 2015 in an original principal amount of $5.0 million. Subject to achieving certain operational milestones relating to the timely commencement of sales of oral Eligen B12™, the Company may request an additional borrowing of up to $2 million under the Loan Agreement during the third quarter of 2015. In addition to funding available through the Loan Agreement, the Company received approximately $0.3 million on December 9, 2014 from the sale of unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

We believe the Company’s current cash balance, in addition to cash available through additional borrowing under the Loan Agreement, assuming attainment of sales and profitability targets for the Eligen B12™ product, will provide sufficient capital to continue operations through approximately the end of 2015. The Company’s future capital requirements beyond 2015 and financial success depend largely on the commercial success of our oral Eligen B12™ product and our ability to leverage existing as well as securing new partnering opportunities. There is no assurance that our plans will be successful. If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ or obtain substantial cash inflows from existing or new partners or other sources prior to the end 2015, we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2014, 2013 and 2012 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see Part II, Item 1A “Risk Factors.”

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015 for detailed explanations of its critical accounting estimates, which have not changed during the period ended March 31, 2015.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 set forth in the Notes to Condensed Financial Statements contained in Part I, Item  1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities. As further described in Note 10 to our Financial Statements set forth in Part I, Item 1 of this Report, at March 31, 2015, the estimated fair value of derivative instruments was $56.4 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, Amended and Restated Reimbursement Notes, and Amended and Restated June 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumptions that have the greatest impact on the determination of fair value is the closing price of our common stock and historical stock price volatility. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives (in thousands)
25% increase in stock price	$6,510
50% increase in stock price	13,733
5% increase in assumed volatility	1,945
25% decrease in stock price	(15,807)
50% decrease in stock price	(24,258)
5% decrease in assumed volatility	(7,307)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, the Company is not a party to any legal proceedings, and none are known to be contemplated against the Company.

ITEM 1A. RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 31, 2015, including the following.

Financial Risks

•	We have a history of operating losses and we may never achieve profitability. Our failure to raise capital when needed or satisfy the terms of our new and existing debt arrangements as they become due would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations. The Company estimates that if we fail to raise additional capital or if we fail to achieve our planned commercial targets for oral Eligen ® B12 in the U.S., or if we fail to obtain substantial cash inflows from existing or new partners by the end of 2015, the Company could be forced to cease operations.

•	We are highly dependent upon the commercial success of oral Eligen B12™ and cannot be sure that our plans will be successful.

•	If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

•	If we fail to generate sufficient additional capital from operations or obtain substantial cash inflows from existing or new partners or other sources prior to the end 2015, we could be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2014 contained a going concern explanatory paragraph.

•	We may not be able to meet covenants or financial obligations detailed in our Loan Agreement, Convertible Notes, Reimbursement Notes, and Bridge Notes issued to MHR in August 2014 (collectively, the “MHR Notes”), or the Royalty Agreement, which could result in an increase in the interest rate on the MHR Notes and/or accelerated maturity of the MHR Notes, which we might not be able to satisfy. The MHR Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and if we default on our obligations under the MHR Notes, MHR may elect to foreclose on such assets, in which event we would be required to cease operations.

Risks Related to our Business

•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

•	Our business will suffer if we fail or are delayed in achieving our commercial targets for our oral Eligen B12™ product.

•	We are highly dependent on the clinical success of our product candidates.

•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our collaborative partners are free to develop competing products.

•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

•	We are dependent on third parties to manufacture and test our products.

•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry

•	Our future business success depends heavily upon regulatory approvals and compliance with regulatory requirements, which can be difficult to obtain or maintain for a variety of reasons, including cost. More specifically, the regulatory approval process for prescription and nonprescription product candidates will likely vary by the nature of the therapeutic molecule being delivered.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We face rapid technological change and intense competition.

Other Risks

•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers or prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.

•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report for the year ended December 31, 2014 on Form 10-K as filed with the SEC on March 31, 2015. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Emisphere Technologies, Inc.

Date: May 15, 2015	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015

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