Form 10-Q
period 2015-09-30
EMISPHERE TECHNOLOGIES INC
filed 2015-11-16
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 16, 2015 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1. FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(in thousands, except share and per share data)

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,404	$3,683
Accounts Receivable	305	—
Inventory	2,054	2,068
Prepaid expenses and other current assets	722	188

Total Current Assets	4,485	5,939
Equipment and leasehold improvements, net	15	25
Security deposits	24	24

Total assets	$4,524	$5,988

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,672	$1,846
Deferred Revenue	382	—
Derivative instruments
Related party	10,520	5,548
Others	427	239

Total current liabilities	13,001	7,633
Notes payable, related party, net of related discount	58,669	44,546
Accrued interest, related party	2,201	—
Derivative instruments
Related party	30,889	24,133
Deferred revenue, non-current	41,616	41,616
Royalty payable	121	—
Deferred lease liability, non-current and other liabilities	12	10

Total liabilities	146,509	117,938

COMMITMENTS AND CONTINGENCIES
Stockholders’ deficit:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 400,000,000 shares authorized; issued 60,977,210 shares (60,687,478 outstanding) as of September 30, 2015 and December 31, 2014	610	610
Additional paid-in-capital	405,750	405,531
Accumulated deficit	(544,393)	(514,139)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(141,985)	(111,950)

Total liabilities and stockholders’ deficit	$4,524	$5,988

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three and nine months ended September 30, 2015 and 2014

(in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenue, net of discounts and allowances	$130	$—	$225	$—
Cost of Revenue	58	—	138	—

Gross Profit	72	—	87	—

Costs and expenses:
Research and development	94	229	382	880
Selling, General and administrative expenses	4,643	1,887	13,595	5,113
Depreciation and amortization	3	4	10	11

Total costs and expenses	4,740	2,120	13,987	6,004

Operating loss	(4,668)	(2,120)	(13,900)	(6,004)
Other non-operating income (expense):
Other income (expense)	1	(3)	8	8
Change in fair value of derivative instruments
Related party	2,334	(10,585)	(9,783)	(16,730)
Other	232	148	(188)	(35)
Interest expense related party	(2,321)	(1,813)	(6,391)	(4,722)

Total other non-operating income (expense)	246	(12,253)	(16,354)	(21,479)

Net loss before tax incentive	(4,422)	(14,373)	(30,254)	(27,483)
Income tax incentive	—	—	—	1,684

Net loss	$(4,422)	$(14,373)	$(30,254)	$(25,799)

Net loss per share, basic and diluted	$(0.07)	$(0.24)	$(0.50)	$(0.43)
Weighted average shares outstanding, basic and diluted	60,687,478	60,687,478	60,687,478	60,687,478

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2015 and 2014

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(30,254)	$(25,799)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	11
Change in fair value of derivative instruments	9,971	16,765
Non-cash interest expense	6,270	4,496
Non-cash compensation expense	219	203
Changes in assets and liabilities excluding non-cash transactions:
Increase in Accounts receivable	(305)
Decrease (increase) in inventory	14	(154)
Increase in prepaid expenses and other current assets	(535)	(43)
Decrease in security deposits	—	10
Increase in deferred revenue	382
Increase in royalty payable	121	—
Decrease in accounts payable and accrued expenses	(174)	(528)
Decrease in other current liabilities	—	(30)
Increase in deferred lease liability	2	2

Total Adjustments	15,975	20,732

Net cash used in operating activities	(14,279)	(5,067)

Cash flows from financing activities:
Loan proceeds	12,000	5,000

Net cash provided by financing activities	12,000	5,000

Net decrease in cash and cash equivalents	(2,279)	(67)
Cash and cash equivalents, beginning of period	3,683	4,053

Cash and cash equivalents, end of period	$1,404	$3,986

Schedule of non-cash financing activities:
Conversion of accrued interest to notes payable	$3,928	$3,258
Increase in debt discount for new derivatives	$1,945	$966

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations and Liquidity

Nature of Operations

Emisphere Technologies, Inc. (“Emisphere,” “the Company,” “our,” “us,” or “we”) is a commercial stage pharmaceutical and drug delivery company that has recently commenced commercial operations. We launched our first prescription medical food product, oral Eligen B12™ (1000 mcg.), in the U.S. in March 2015, and is in partnership with global pharmaceutical companies to develop new formulations of existing products, as well as new chemical entities, using our Eligen® Technology. Additionally, we are currently engaged in multiple ex-US licensing discussions with the intention of offering oral Eligen B12™ for sale in global markets. Beyond Eligen B12™, we utilize our proprietary Eligen ® Technology to create new oral formulations of therapeutic agents. Our product pipeline includes prescription drug and medical food product candidates that are being developed in partnership or internally.

By building on the oral Eligen B12™ product, we intend to establish a sound product portfolio platform on which to expand the B12 therapeutic franchise as well as expand internal new product development with new therapeutic agents. We will also continue to develop our existing drug delivery carrier partnerships and expand our carrier business by seeking out and engaging in new global licensing opportunities.

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

As of September 30, 2015, our accumulated deficit was approximately $544.4 million; our stockholder’s deficit was $142.0 million. The net loss was $4.4 million compared to a net loss of $14.4 million for the three months ended September 30, 2015 and 2014, respectively; the net loss was $30.3 million and $25.8 million for the nine months ended September 30, 2015 and 2014, respectively. On September 30, 2015 we had approximately $1.4 million cash. We have limited capital resources and operations to date have been funded with the proceeds from private and public debt and equity financings, collaborative research agreements and income earned on investments.

As of September 30, 2015, our financial obligations included approximately $43.6 million (face value) under our Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $21.3 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.7 million (face value) under our Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $2.0 million (face value) under our Second Amended and Restated Bridge Notes (the “Bridge Notes”). The Convertible Notes and the Loan Agreement are subject to annual net sales performance targets.

Under the terms of the Loan Agreement, described in Note 9 to the Financial Statements, Emisphere borrowed an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen B12™ Rx Product. The loan facility will mature on December 31, 2019 and bears interest at a rate of 13% per year. The first borrowing under the Loan Agreement occurred on August 20, 2014, in an original principal amount of $5.0 million, the second occurred on November 4, 2014 in an original principal amount of $3.0 million, the third occurred on January 6, 2015 in an original principal amount of $5.0 million, the fourth occurred on April 6, 2015 in an original principal amount of $5.0 million, and the fifth and final borrowing occurred on July 1, 2015 in an original principal amount of $2.0 million. In the event that we do not satisfy annual net sales targets of Eligen B12™ by December 31 for each fiscal year beginning 2015 through 2019, we will be in default under the Loan Agreement, provided that we are not granted a waiver of the event of default resulting from the failure to satisfy the net sales target for the applicable year. On November 10, 2015, the creditor under our Loan Agreement and Convertible Notes agreed to waive any event of default resulting from our failure to satisfy the net sales milestones for the Eligen B12™ product for the 2015 fiscal year specified in our Loan Agreement and Convertible Notes.

On October 26, we received a total payment of $14 million from Novo Nordisk pursuant to, and consisting of, $5 million as payment for entry into the Expansion License Agreement and $9 million as payment in connection with the third amendment to the GLP-1 License Agreement.

We believe our current cash balance, assuming attainment of sales and profitability targets for the oral Eligen B12™ product, will provide sufficient capital to continue operations through approximately July 2016. Our future capital requirements beyond July 2016 and financial success depend largely on the commercial success of our oral Eligen B12™ product and our ability to leverage existing and secure new partnering opportunities. There is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that additional financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ or obtain substantial cash inflows from existing or new partners or other sources prior to approximately July 2016, we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities will result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2014, 2013 and 2012 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that we are adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that these products will be successfully commercialized.

2. Basis of Presentation

The condensed balance sheet at December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Results of operations for the nine-month period ended September 30, 2015 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2015.

3. Revenue Recognition for the Company’s Oral Eligen B12™ Rx Product

We recognize revenue in accordance with FASB ASC 605-10-S99, Revenue Recognition. We sell our oral Eligen B12™ Rx product through drug wholesalers and retail pharmacies. We recognize revenue from prescription product sales, net of sales discounts, chargebacks, and rebates. We accept returns of unsalable product from customers within a return period of six months prior to and 12 months following product expiration. Our oral Eligen B12™ Rx product currently has a shelf life of 24 months from the date of manufacture. Given the limited history of our Oral Eligen B12™ Rx product, we currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on prescription products until the right of return no longer exists, which occurs at the earlier of the time the oral Eligen B12™ Rx product is dispensed through patient prescriptions or expiration of the right of return.

4. Stock-Based Compensation Plans

On April 20, 2007, our stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to our executive officers and other employees, and non-employee directors, consultants and others who provide substantial services to us. The 2007 Plan provides for the issuance of an aggregate 9,195,376 shares as follows. As of September 30, 2015, 2,913,766 shares are available for future grants under all of our equity plans.

Total compensation expense recorded during the three and nine months ended September 30, 2015 for share-based payment awards was $89 thousand and $219 thousand, respectively. At September 30, 2015, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.6 million which is expected to be recognized over a weighted-average period of approximately 2.4 years. No options were exercised in the three or nine months ended September 30, 2015. No tax benefit was realized due to a continued pattern of operating losses.

During the nine months ended September 30, 2015, the Company granted 1,570,000 options which included, 175,000 options to Timothy Rothwell, Chairman of the Board, 75,000 options to each of the Company’s other outside directors (valued on the grant date of March 3, 2015 at $0.55 using the Black Scholes pricing model); an additional 40,000 options to each of the Company’s outside directors (valued on the grant date of May 20, 2015, at $0.48); 300,000 options to Alan L. Rubino, President and Chief Executive Officer, 150,000 options to Carl Sailer, Vice President, Sales and Marketing, and 40,000 options to Michael Garone, Chief Financial Officer (valued on the grant date at $0.55 using the Black Scholes pricing model); and an additional 40,000 to Michael Garone, Chief Financial Officer (valued on the grant date at $0.34 using the Black Scholes pricing model); and 250,000 options to non-executive employees and consultants (valued on the grant date at $0.59 using the Black Scholes pricing model).

The following weighted-average assumptions were used for grants made under the stock option plans for the nine months ended September 30, 2015:

Expected volatility	145.87-148.95%
Expected term (years)	6.79
Risk free rate	1.58-1.99%
Dividend yield	0%
Annual forfeiture rate	14.523%

5. Inventory

Inventory consists of the following:

	September 30, 2015 (unaudited)	December 31, 2014
	(In thousands)
Raw Materials	$560	$1,350
Work-in-process	—	718
Finished Goods	1,494	—

Total	$2,054	$2,068

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2015 (unaudited)	December 31, 2014
	(in thousands)
Prepaid corporate insurance	$37	$53
Deposit on inventory	184	—
Prepaid expenses and other current assets	501	135

	$722	$188

7. Equipment and Leasehold Improvements, Net

	Useful Lives in Years	September 30, 2015 (unaudited)	December 31, 2014
		(in thousands)
Equipment	3-7	$601	$601
Leasehold improvements	Term of lease	27	27

		628	628
Less: accumulated depreciation and amortization		613	603

Equipment and leasehold improvements, net		$15	$25

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2015 (unaudited)	December 31, 2014
	(In thousands)
Accounts payable	$859	$530
Accrued legal, professional and other fees	743	1,262
Accrued vacation	70	54

	$1,672	$1,846

9. Notes Payable

Notes payable, net of related discounts, consists of the following:

	September 30, 2015 (unaudited)	December 31, 2014
	(in thousands)
Second Amended and Restated Convertible Notes	$36,497	$35,332
Loan Agreement	21,344	8,307
Second Amended and Restated Bridge Notes	191	271
Second Amended and Restated Reimbursement Notes	637	636

Non-current notes payable, net of related discounts	$58,669	$44,546

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

Except with respect to Paid-In-Kind Royalties incurred under the Loan Agreement after all amounts of principal and interest have previously been paid in full, the Loan will mature on the earlier of (a) December 31, 2019 and, (b) 30 days after the end of any fiscal year in which the Company’s cash (plus certain cash expenditures during such fiscal year that are unrelated to the B12 Product or related products) as of the end of such fiscal year (subject to certain permitted deductions) is more than three times the principal amount of the Loan as of the end of such fiscal year. Paid-In-Kind Royalties incurred under the Loan Agreement after all amounts of principal and interest have previously been paid in full mature one year following the date of incurrence. The Loan bears interest at a rate of 13% per annum (the “Interest Rate”), compounded monthly, and will be payable in kind and in arrears on June 30 and December 31 of each year up to and including the maturity date by increasing the outstanding principal amount of the Loan by the amount of each such interest payment. So long as an event of default under the Loan Agreement (an “Event of Default”) has occurred and is continuing, at the election of MHR, interest shall accrue on the Loan at a rate equal to 2% per annum above the Interest Rate (“Default Rate”). Interest at the Default Rate shall accrue from the initial date of such Event of Default until that Event of Default is cured or waived in writing and shall be payable upon demand and, if not paid when due, shall itself bear interest at the Default Rate. The Loan must be repaid from time to time prior to maturity pursuant to (a) a cash sweep of 50% of the Company’s adjusted consolidated free cash flow, or 75% of the Company’s adjusted consolidated free cash flow in any year in which the adjusted consolidated free cash flow exceeds $50 million, to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance, (b) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any of the Company’s products other than the B12 Product or related products (the “Non-B12 Products”), subject to the priority described below, and (c) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. The Loan Agreement provides for certain representations and warranties, conditions precedent to the Lenders’ obligation to lend, affirmative and negative covenants of the Company (including, but not limited to, certain milestones in the development of its B12 Products) and Events of Default. If we fail to meet our obligations under the terms of the Loan Agreement, or fail to meet any of the net sales targets included in the Loan Agreement, we would be in default under these notes, which would give MHR the option of foreclosing on substantially all of our assets. On November 10, 2015, MHR agreed to waive any event of default resulting from the failure to satisfy the December 31, 2015 net sales target specified in the Loan Agreement. As of September 30, 2015, the principal balance and accrued interest of the Loan Agreement was $21.3 million and $0.7 million, respectively.

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

The Convertible Notes now provide for a new maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones specified in the Convertible Notes). The interest rate is 13% per annum, compounded monthly, which interest will be payable in the form of additional Convertible Notes. The Convertible Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. After all principal and interest under the Loan Agreement and Reimbursement Notes are repaid, the remaining Convertible Notes must be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of the Company’s adjusted consolidated free cash flow (75% of the Company’s adjusted consolidated free cash flow in any year in which the Company’s adjusted consolidated free cash flow exceeds $50 million) to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance. The Convertible Notes are convertible, at the option of the holders, at a conversion price of $1.25 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Convertible Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. If we fail to meet our obligations under the terms of the Convertible Notes, or fail to meet any of the net sales targets included in the Convertible Notes, we would be in default under these notes, which would give MHR the option of foreclosing on substantially all of our assets. On November 10, 2015, MHR agree to waive any event of default resulting from the failure to satisfy the December 31, 2015 net sales target specified in the Convertible Notes. As of September 30, 2015, the principal balance and accrued interest of the Convertible Notes were $43.6 million and $1.4 million, respectively; and the Convertible Notes were convertible into 34,902,557 shares of our common stock.

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

The Reimbursement Notes provide for a maturity date of the earlier of (a) March 31, 2022 and (b) immediately prior to the time that any amounts outstanding under the Loan Agreement are repaid (subject to acceleration upon the occurrence of certain events of default specified in the Reimbursement Notes), and bear interest at the rate of 10% per annum, compounded monthly, which interest is payable in the form of additional Reimbursement Notes. The Reimbursement Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Reimbursement Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Reimbursement Notes must also be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below. As of September 30, 2015, the principal balance and accrued interest of the Reimbursement Notes were $0.72 million and $19 thousand, respectively; and the Reimbursement Notes were convertible into 1,435,717 shares of our common stock.

Bridge Notes. On October 17, 2012, the Company issued to MHR the predecessor to the Bridge Notes in the aggregate principal amount of $1,400,000. The original Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. The Bridge Notes were amended and restated on May 7, 2013 and restated again on August 20, 2014.

The Bridge Notes provide for a maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain events of default specified) and bear interest at 13% per year, compounded monthly and payable in the form of additional Bridge Notes. The Bridge Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Bridge Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Bridge Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50%

of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. As of September 30, 2015, the principal balance and accrued interest of the Bridge Notes were $1.98 million and $67 thousand, respectively; and the Bridge Notes were convertible into 3,959,358 shares of our common stock.

The priority of the cash sweep for Non-B12 Products is as follows: (i) to redeem the Reimbursement Notes, (ii) to prepay principal and interest outstanding under the Loan Agreement; (iii) to reduce the Commitment; (iv) to redeem the Convertible Notes; and (v) to redeem the Bridge Notes.

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

If any Royalties become due under the Royalty Agreement when the royalty rate is 5% or 2.5%, the amount outstanding under the Loan Agreement, Convertible Notes and Bridge Notes shall be reduced in an amount equal to such royalty payment, to the extent such payment does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance (the “Royalty Match”), in the following priority: (i) first, to prepay the Loan; (ii) second, to redeem the Convertible Notes; and (iii) finally, to redeem the Bridge Notes. For the nine months ended September 30, 2015, the Company recorded $121 thousand royalty expense.

Additional fees paid by Emisphere in connection with the Loan Agreement, MHR Notes and the Royalty Agreement included the reimbursement of $225 thousand of MHR’s professional fees associated with the transaction, which was recorded as interest expense during the third quarter of 2014.

We accounted for the modifications to our obligations to MHR evidenced by the MHR Notes as a troubled debt restructuring under FASB ASC 470-60. As there was only a modification of terms to the existing debt and we did not transfer any assets or equity in a settlement to MHR no gain or loss was recorded on the transaction. The change in cash outflows resulting from the modification of terms are accounted for on a prospective basis.

The carrying value of the MHR Notes is comprised of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
	(in thousands)
Amended and Restated Convertible Notes	$43,628	$40,897
Loan Agreement	21,344	8,307
Amended and Restated Reimbursement Notes	718	683
Amended and Restated Bridge Notes	1,980	1,855
Unamortized discounts	(9,001)	(7,196)

	$58,669	$44,546

10. Derivative Instruments

Derivative instruments consist of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
	(in thousands)
Convertible Notes	$27,180	$21,501
Reimbursement Notes	987	705
Bridge Notes	2,722	1,926
Amended and Restated August 2009 Warrants	1,774	930
Amended and Restated June 2010 MHR Warrants	468	282
Amended and Restated August 2010 Warrants	1,248	654
August 2010 Investor Warrants	—	29
Amended and Restated August 2010 MHR Waiver Warrants	464	243
Amended and Restated July 2011 Warrants	1,432	750
July 2011 Investor Warrants	426	210
Amended and Restated July 2011 MHR Waiver Warrants	378	198
May 2013 MHR Modification Warrants	4,757	2,492

	$41,836	29,920

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

Embedded Conversion Feature of MHR Notes. The Convertible Notes, the Reimbursement Notes, and the Bridge Notes (collectively, the “MHR Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the MHR Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the MHR Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liabilities associated with the MHR Notes has been presented as a non-current liability as of September 30, 2015 and December 31, 2014, to correspond to their host contracts.

Convertible Notes. In addition to the foregoing, the adjustment provision of the Convertible Notes does not become effective unless and until the Company were to raise $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. The fair value of the embedded conversion feature of the Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair values as of September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014
Closing stock price	$0.56	$0.28
Conversion price	$1.25	$1.25
Expected volatility	150%	140%
Remaining term (years)	6.5	7.25
Risk-free rate	1.64%	1.97%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Convertible Notes decreased $0.3 million and increased $4.0 million for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statements of operations. The fair value of the embedded conversion feature of the Convertible Notes increased $8.1 million and $10.7 million for the three and nine months ended September 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Reimbursement Notes. The fair value of the embedded conversion feature of the Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Closing stock price	$0.56	$0.28
Conversion price	$0.50	$0.50
Expected volatility	150%	140%
Remaining term (years)	6.5	7.25
Risk-free rate	1.64%	1.97%
Expected dividend yield	0%	0%

The fair value of the embedded conversion of the Reimbursement Notes decreased $33 thousand and increased $0.2 million for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statements of operations. The fair value of the embedded conversion feature of the Reimbursement Notes increased by $0.9 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, which has been recognized in the accompanying statement of operations.

Bridge Notes. The fair value of the embedded conversion feature of the Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Closing stock price	$0.56	$0.28
Conversion price	$0.50	$0.50
Expected volatility	150%	140%
Remaining term (years)	6.5	7.25
Risk-free rate	1.64%	1.97%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Bridge Notes decreased $0.1 million and increased $0.6 million for the three and nine months ended September 30, 2015 respectively, which has been recognized in the accompanying statements of operations. The fair value of the embedded conversion feature of the Bridge Notes increased $0.6 million and $1.0 million for the three and nine months ended September 30, 2014.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated the Original Warrants such that the expiration date of the Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated June 2010 Warrants”). The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24 month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014
Closing stock price	$0.56	$0.28
Conversion price	$0.50	$0.50
Expected volatility	144%	160%
Remaining term (years)	3.77	4.52
Risk-free rate	1.09%	1.51%
Expected dividend yield	0%	0%

The fair value of the Amended and Restated September 2010 MHR Warrants decreased $60 thousand and increased $0.2 million for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statements of operations. The fair value of the Amended and Restated September 2010 MHR Warrants decreased $2 thousand and increased $102 thousand for the three and nine months September 30, 2014.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stocks at various times from 2009 through 2011, as described more fully below (the August 2009 Warrants, August 2010 Warrants, August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR

Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”). Under the terms of each of the Amended and Restated Warrants, as well as the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the Original Warrants as of September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014
Closing stock price	$0.56	$0.28
Conversion price	$0.50	$0.50
Expected volatility	144%	161%
Remaining term (years)	3.77	4.52
Risk-free rate	0.92%	1.65%
Expected dividend yield	0%	0%

The fair value of the Original Warrants decreased $1.0 million and increased $2.5 million for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statements of operations. The fair value of the Original Warrants increased $0.5 million and $2.3 million for the three and nine months ended September 30, 2014.

2013 Restructuring Warrants. The Company issued to MHR warrants to purchase 10 million shares of its common stock (the “2013 Restructuring Warrants”) as part of the Restructuring. The assumptions used in computing the fair value of the 2013 Restructuring Warrants as of September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014
Closing stock price	$0.56	$0.28
Conversion price	$0.50	$0.50
Expected volatility	144%	161%
Remaining term (years)	3.77	4.52
Risk-free rate	0.92%	1.65%
Expected dividend yield	0%	0%

The fair value of the 2013 Restructuring Warrants decreased $0.9 million and increased $2.3 million for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statements of operations. The fair value of the 2013 Restructuring Warrants increased $0.5 million and $1.9 million for the three and nine months ended September 30, 2014.

August 2010 Investor Warrants. In connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. In August 2015, the remaining August 2010 Warrants expired. The assumptions used in computing the fair value of the August 2010 Warrants as of December 31, 2014, are as follows:

December 31, 2014
Closing stock price	$0.28
Conversion price	$1.26
Expected volatility	116%
Remaining term (years)	.65
Risk-free rate	.12%
Expected dividend yield	0%

The fair value of the August 2010 Investor Warrants decreased $15 thousand and $29 thousand for three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statements of operations. The fair value of the August 2010 Investor Warrants decreased $43 thousand and $62 thousand for the three and nine months ended September 30, 2014.

July 2011 Investor Warrants. In connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). The July 2011 Warrants are exercisable at $1.09 per share and have an expiration date of July 6, 2016. The assumptions used in computing the fair value of the July 2011 Warrants as of September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014
Closing stock price	$0.56	$0.28
Conversion price	$1.09	$1.09
Expected volatility	131%	122%
Remaining term (years)	0.76	1.51
Risk-free rate	0.33%	.67%
Expected dividend yield	0%	0%

The fair value of the July 2011 Warrants decreased $0.2 million and increased $0.2 million for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statements of operations. The July 2011 Warrants decreased $0.1 million and increased $0.1 million for the three and nine months ended September 30, 2014, respectively.

11. Commitments and Contingencies

Commitments.

We lease office space at 4 Becker Farm Road, Roseland, New Jersey under a non-cancellable operating lease expiring in 2017.

As of September 30, 2015, future minimum rental payments are as follows:

Years Ending December 31,	(In thousands)
2015 (remaining)	$31
2016	148
2017	74

Total	$253

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2015.

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

12. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2014 and September 30, 2015, the Company had no accruals for interest or penalties related to income tax matters.

13. New Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the new standards.

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

14. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

September 30, 2015 (unaudited)	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$10,479	$31,357	$41,836

December 31, 2014	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$5,506	$24,414	$29,920

Level 3 financial instruments consist of certain common stock warrants and embedded conversion features. The fair value of these warrants and embedded conversion features that have exercise reset features are estimated using a Monte Carlo valuation model. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the embedded conversion feature of the Amended and Restated Convertible Notes, the embedded conversion feature of the Amended and Restated Reimbursement Notes, the embedded conversion feature of the Amended and Restated Bridge Notes, and the embedded conversion feature of the Amended and Restated September 2010 Warrants. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods ended September 30, 2015 and December 31, 2014.

	September 30, 2015 (unaudited)	December 31, 2014
Beginning Balance	$24,414	$11,587
Derivative liability of embedded conversion feature of the Bridge Notes	1,718	221
Derivative liability of embedded conversion feature of the Reimbursement Notes	50	47
Derivative liability of the embedded conversion feature of the Convertible Notes	177	2,272
Change in fair value	4,998	10,287

Ending Balance	$31,357	$24,414

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

15. Subsequent Events

During October, 2015, we entered into a Development and License Agreement with Novo Nordisk (the “Expansion License Agreement”) to develop and commercialize oral formulations of four classes of Novo Nordisk’s investigational molecules targeting major metabolic disorders, including diabetes and obesity, using our oral Eligen® Technology. Under the terms of the Expansion License Agreement, we licensed to Novo Nordisk the exclusive right to develop potential product candidates in three molecule classes, and the non-exclusive right to develop potential product candidates in a fourth molecule class, using the Eligen® Technology. Pursuant to the Expansion License Agreement, we received a $5.0 million upfront licensing fee, and are eligible to receive up to $62.5 million in development and sales milestone payments for each of the three exclusively licensed molecule classes, and up to $20 million in development milestone payments for the non-exclusively licensed molecule class. Additionally, we are eligible to receive royalties on sales of each successfully commercialized product. Novo Nordisk is solely responsible for the development and commercialization of all product candidates. In addition, we granted Novo Nordisk the option to obtain exclusive and non-exclusive rights to develop and commercialize oral formulations of additional investigational molecules for the treatment of diabetes, obesity, and indications in other therapeutic areas using the Eligen® Technology. If Novo Nordisk exercises its option to develop and commercialize any additional investigational molecules, we would be eligible to receive an additional payment upon the exercise of each option for exclusive or non-exclusive development rights for each molecule class. We are eligible to receive up to $62.5 million in development and sales milestone payments for each additional exclusively licensed molecule class, and up to $20 million in development milestone payments for each additional non-exclusively licensed molecule class, plus royalties on sales of each commercialized product. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of a licensed product in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. Novo Nordisk may terminate this agreement with 90 days prior notice. We may terminate this agreement in the event that Novo Nordisk challenges the validity of any licensed patent under the agreement, but only with respect to the patents belonging to the patent family of the challenged patent. Either party may also terminate the agreement upon the other party’s material breach, if not cured within a specified period of time. Upon a termination of the agreement by Emisphere for Novo Nordisk’s breach, all intellectual property rights conveyed under the agreement shall revert back to us.

Coincident with the Expansion License Agreement, we amended the GLP-1 License Agreement with Novo Nordisk to provide for, among other things, a payment of $9.0 million to us from Novo Nordisk as prepayment of a product development milestone in exchange for a reduction in certain future royalty payments.

On November 10, 2015, the creditor under our Loan Agreement and Convertible Notes agreed to waive any event of default resulting from our failure to satisfy the net sales milestones for the Eligen B12™ product for the 2015 fiscal year specified in our Loan Agreement and Convertible Notes.

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

General

Emisphere Technologies, Inc. is a commercial stage pharmaceutical and drug delivery company that has recently commenced commercial operations. We launched our first prescription medical food product, oral Eligen B12™ Rx (1000 mcg), in the U.S. during March 2015, and we are in partnership with global pharmaceutical companies to develop new oral formulations of their existing products or new chemical entities, using our Eligen® Technology. By building on the oral Eligen B12™ Rx product, we intend to establish a sound product portfolio platform on which to expand our B12 therapeutic franchise as well as expand new product development with new therapeutic agents. We will also continue to develop our existing drug delivery carrier partnerships and expand our carrier business by seeking out and engaging in new global licensing opportunities. Our product pipeline includes prescription drug and medical food product candidates that are being developed in partnership or internally. Our goal is to implement our Eligen® Technology to enhance overall healthcare, including patient accessibility and compliance, while driving company value by seeking new licensing opportunities for our Eligen® Technology with other major pharmaceutical companies, while realizing the significant market potential of our proprietary oral Eligen B12™ product.

Eligen® Technology

As we focus on building a commercial platform based on the oral Eligen B12™ Rx product, we will also continue to develop and expand upon the unique and improved delivery of therapeutic molecules using our Eligen ® Technology. These molecules could be currently available or under development. Such molecules are usually delivered by injection; and, in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen ® Technology can be applied to the oral route of administration as well as other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen ® Technology makes it possible to deliver certain therapeutic molecules orally without altering their chemical form or biological activity. Eligen ® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect. Our development efforts are conducted internally or in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market.

Eligen® Technology License Agreements

Our most advanced collaborative partner, Novo Nordisk, is using our Eligen® Technology in combination with its proprietary GLP-1 receptor agonists and insulins. On August 26, 2015, Novo Nordisk announced that it will initiate a global Phase 3a development program with oral semaglutide, a once daily oral formulation of the long-acting GLP-1 analog for the treatment of Type 2 diabetes, using our absorption-enhancing carrier, Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (“SNAC”), which is one of our Eligen® Technology delivery agents, or “carriers.” Novo Nordisk intends to initiate the Phase 3a program, which will consist of seven trials and approximately 8,000 patients with Type 2 diabetes. Novo Nordisk’s decision to initiate this global phase 3a program follows encouraging results from the proof of concept Phase 2 program and consultations with regulatory authorities. The advancement of oral semaglutide into Phase 3a development represents a significant milestone for our Eligen® Technology platform and supports our belief that products developed using our carriers have the potential to overcome bioavailability challenges commonly associated with the oral administration of peptides and certain other compounds.

In June 2008, Novo Nordisk and Emisphere entered into the GLP-1 Development and License Agreement (the “GLP-1 License Agreement”) under which Novo Nordisk acquired the right to develop and commercialize oral formulations of its GLP-1 analogs using the Eligen® Technology. Under the GLP-1 License Agreement, we are eligible to receive product development and sales milestone payments, and royalties on sales in the event Novo Nordisk commercializes products developed under this agreement. In October 2015, we amended the GLP-1 License Agreement to provide for, among other things, a payment of $9.0 million to us from Novo Nordisk as prepayment of a product development milestone in exchange for a reduction in certain future royalty payments.

During October 2015, we also entered into a new Development and License Agreement with Novo Nordisk (the “Expansion License Agreement”) to develop and commercialize oral formulations of four classes of Novo Nordisk’s investigational molecules targeting major metabolic disorders, including diabetes and obesity, using our oral Eligen® Technology. Under the terms of the Expansion License Agreement, we licensed to Novo Nordisk the exclusive right to develop potential product candidates in three molecule classes, and the non-exclusive right to develop potential product candidates in a fourth molecule class, using the Eligen® Technology. Pursuant to the Expansion License Agreement, we received a $5.0 million upfront licensing fee, and are eligible to receive up to $62.5 million in development and sales milestone payments for each of the three exclusively licensed molecule classes, and up to $20 million in development milestone payments for the non-exclusively licensed molecule class. Additionally, we are eligible to receive royalties on sales of each successfully commercialized product. Novo Nordisk is solely responsible for the development and commercialization of all product candidates. In addition, Emisphere granted Novo Nordisk the option to obtain exclusive and non-exclusive rights to develop and commercialize oral formulations of additional investigational molecules for the treatment of diabetes, obesity, and indications in other important therapeutic areas using the Eligen® Technology. If Novo Nordisk exercises its option to develop and commercialize any additional investigational molecules, we would be entitled to receive an additional payment upon the exercise of each option for exclusive or non-exclusive development rights for each molecule class. We are eligible to receive up to $62.5 million in development and sales milestone payments for each additional exclusively licensed molecule class, and up to $20 million in development milestone payments for each additional non-exclusively licensed molecule class, plus royalties on sales of each commercialized product. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of a licensed product in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. Novo Nordisk may terminate this agreement with 90 days prior notice. We may terminate this agreement in the event that Novo Nordisk challenges the validity of any licensed patent under the agreement, but only with respect to the patents belonging to the patent family of the challenged patent. Either party may also terminate the agreement upon the other party’s material breach, if not cured within a specified period of time. Upon a termination of the agreement by Emisphere for Novo Nordisk’s breach, all intellectual property rights conveyed under the agreement shall revert back to us.

During December 2010, Novo Nordisk also licensed the right to develop and commercialize oral formulations of its insulins using our Eligen ® Technology.

We have also collaborated with Novartis AG in connection with the development and testing of oral formulations of several drug candidates. Novartis has the right to evaluate the feasibility of using our Eligen® Technology with two new compounds to assess the potential for new product development opportunities. If Novartis chooses to develop oral formulations of these new compounds using the Eligen ® Technology, the parties will negotiate additional agreements. In that case, we could be entitled to receive development milestone and royalty payments in connection with the development and commercialization of these potentially new products. We will continue to concentrate on expanding our Eligen ® drug delivery technology business by seeking applications with prescription molecules obtained through partnerships with other pharmaceutical companies for molecules where oral absorption is difficult yet substantially beneficial if proven. We are also working to generate new interest in the Eligen ® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. Finally, we continue to pursue commercialization of product candidates developed internally. We believe that these internal candidates need to be developed with reasonable investment in an acceptable time period and with a reasonable risk-benefit profile.

Oral Eligen B12™ Rx

We launched our first prescription medical food product, oral Eligen B12™ Rx (1000 mcg.), in the U.S. during March 2015. Our oral Eligen B12™ Rx product meets significant unmet patient and medical needs by combining vitamin B12 with our proprietary delivery system technology to provide a therapeutic equivalent to injectable B12, which is the current medical standard of care. Oral Eligen B12™ Rx is a prescription medical food product for use by B12 deficient individuals. Medical foods are a distinct product category defined by the Orphan Drug Act of 1988 and an FDA regulation, and encompass foods which are formulated to be consumed or administered enterally under the supervision of a physician and which are intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. During 2010, we completed a clinical trial which demonstrated that both oral Eligen B12™ (1000 mcg) and injectable B12 can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial was published in the March 2011 edition of the journal Clinical Therapeutics (Volume 33, pages 358 — 371). We also conducted market research to help assess the potential commercial opportunity for our oral Eligen B12™ (1000 mcg) product. We have intellectual property protection for Eligen B12™ through approximately October 2029 from the United States Patent Office (patent US 8,022,048).

We continue to see steady growth of Eligen B12™ sales. Physician and patient reception has been positive, and the product is achieving excellent medical outcomes. We continue to refine our field force and other promotional efforts to increase awareness, stimulate greater use and adoption, and improve productivity of our commercial marketing efforts.

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

To support our internal development programs, we implemented our commercialization strategy for the Eligen® Technology. Using extensive safety data available for our carrier, we obtained GRAS (Generally Recognized as Safe) status for SNAC, and then applied the Eligen ® Technology with B12, another GRAS substance where bioavailability and absorption is difficult and improving such absorption would yield substantial benefit and value. Given sufficient time and resources, we intend to apply this strategy to develop other products. Examples of GRAS substances that may be developed into additional commercial products using this strategy include vitamins such as other B Vitamins, minerals such as iron, and other supplements such as the polyphenols and catechins, among others. We hope to expand our product portfolio globally with collaborative partners in different geographic markets.

Our website is www.emisphere.com. The contents of that website are not incorporated herein by reference. Investor related questions should be directed to info@emisphere.com.

Funding required to continue developing our product pipeline may be partially paid by income generated from sales of Eligen B12™ in the U.S., and from license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution. The Company also continues to focus on improving operational efficiency. Our cash burn rate to support continuing operations is less than $6 million per year. Additionally, we have accelerated the commercialization of the Eligen® Technology in a cost effective way and to gain operational efficiencies by tapping into advanced scientific processes offered by independent contractors.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014:

	September 30, 2015	September 30, 2014	Change
	(unaudited)
	(in thousands)	(in thousands)	(in thousands)
Revenue	$130	$—	$130
Cost of Goods Sold	58	—	58
Gross Profit	72	—	72
Operating expenses	4,740	2,120	2,620
Operating loss	(4,668)	(2,120)	(2,548)
Other non-operating income (expense)	246	(12,253)	12,499
Net Income (Loss) before income tax benefit	(4,422)	(14,373)	9,951
Income tax benefit (tax)	—	—	—
Net income (loss)	$(4,422)	$(14,373)	$9,951

Revenue increased $130 thousand, cost of goods sold increased $58 thousand, and gross profit increased $72 thousand for the three months ended September 30, 2015 in comparison to the same period last year due to sales from the introduction of the Eligen B12™ Product during March 2015.

Operating expenses increased $2.6 million or 124% to $4.7 million for the three months ended September 30, 2015 in comparison to the same period last year due primarily to increased sales, marketing and other commercial costs in connection with the introduction of the oral Eligen B12™ product in the U.S. during 2015. Details of these changes are highlighted in the table below:

(in thousands)
Increase in human resources costs	$83
Increase in professional fees	2,533
Decrease in occupancy costs	(3)
Decrease in clinical costs	(20)
Decrease in depreciation	(1)
Increase in other costs	28

$2,620

Human resource costs increased $83 thousand, or 13%, due primarily to hiring our new Chief Medical Officer and issuance of employee stock options.

Professional fees increased $2.5 million, or 226%, due primarily to a $2.9 million increase in sales, marketing and other commercial costs in connection with the introduction of oral Eligen B12™ in the U.S. during March 2015; offset, partially by a $0.2 million reduction in Legal Fees and a $0.2 million decrease in other professional fees.

Occupancy costs decreased $3 thousand, or 7%.

Product development costs decreased $20 thousand, or 16%, due primarily to incremental expenditures incurred during 2014 to develop a commercial manufacturing process in preparation for the commercial launch of the oral EligenB12™ product during March 2015.

Depreciation costs decreased $1 thousand or 25%.

Other costs increased $28 thousand, or 17%, due primarily to a $18 thousand increase in information technology infrastructure and other expenditures in connection with the commercial launch of Eligen B12 in the U.S. during March 2015.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended September 30,
	2015	2014
Human resource costs, including benefits	16%	31%
Professional fees for legal, intellectual property, accounting and consulting	77%	53%
Occupancy costs	1%	2%
Product development costs	2%	6%
Depreciation and amortization	—%	—%
Other	4%	8%

	100%	100%

Other non-operating expense decreased $12.5 million, to other non-operating income of $0.2 million for the three months ended September 30, 2015 compared to $12.3 million other non-operating expense for the same period during 2014, due primarily to a $13.0 million decrease in the fair value of derivative instruments from the change in the price of the Company’s common stock, offset by a $0.5 million increase in interest expense.

As a result of the above factors, we had a net loss of $4.4 million for the three months ended September 30, 2015, compared to net loss of $14.4 million for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014:

	September 30,	September 30,
	2015	2014	Change
	(unaudited)
	(in thousands)	(in thousands)	(in thousands)
Revenue	$225	$—	$225
Cost of Goods Sold	138	—	138
Gross Profit	87	—	87
Operating expenses	13,987	6,004	7,983
Operating loss	(13,900)	(6,004)	(7,896)
Other non-operating income (expense)	(16,354)	(21,479)	5,125
Net Income (Loss) before income tax benefit	(30,254)	(27,483)	(2,771)
Income tax benefit (tax)	—	1,684	(1,684)
Net income (loss)	$(30,254)	$(25,799)	$(4,455)

Revenue increased $225 thousand; cost of goods sold increased $138 thousand, and Gross Profit increased $87 thousand for the nine months ended September 30, 2015 in comparison to the same period last year due to sales from the introduction of the Eligen B12™ Product during March 2015.

Operating expenses increased $8.0 million or 133% for the nine months ended September 30, 2015 in comparison to the same period last year. Details of these changes are highlighted in the table below:

(in thousands)
Increase in human resources costs	$235
Increase in professional fees	7,828
Increase in occupancy costs	5
Decrease in clinical costs	(250)
Decrease in depreciation	(1)
Increase in other costs	166

$7,983

Human resource costs increased $235 thousand, or 13%, due primarily to hiring our new Chief Medical Officer and issuance of employee stock options.

Professional fees increased $7.8 million, or 274%, due primarily to a $8.1 million increase in sales, marketing and other commercial costs in connection with the introduction of oral Eligen B12™ in the U.S. during March 2015; offset, partially by a $0.3 million reduction in legal fees.

Occupancy costs increased $5 thousand, or 4%.

Product development costs decreased $250 thousand, or 43%, due primarily to incremental expenditures incurred during 2014 to develop a commercial manufacturing process in preparation for the commercial launch of the oral Eligen B12™ product during March 2015.

Other costs increased $166 thousand, or 29%, due primarily to a $109 thousand increase in information technology infrastructure, and an increase in travel costs and other expenditures in connection with the commercial launch of Eligen B12 in the U.S. during March 2015.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Nine Months Ended September 30,
	2015	2014
Human resource costs, including benefits	15%	31%
Professional fees for legal, intellectual property, accounting and consulting	77%	48%
Occupancy costs	1%	2%
Product development costs	2%	9%
Depreciation and amortization	—%	—%
Other	5%	10%

	100%	100%

Other non-operating expense for the nine months ended September 30, 2015 decreased $5.1 million in comparison to the same period last year, due primarily to a $6.8 million decrease in the fair value of derivative instruments, offset by a $1.7 million net increase in interest expense.

On January 21, 2014, the Company received approximately $1.7 million from the sale of approximately $20.8 million unused net operating losses by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

As a result of the above factors, we had a net loss of $30.3 million for the nine months ended September 30, 2015, compared to net loss of $25.8 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, our business will require substantial additional investment that we have not yet secured.

As of September 30, 2015, our accumulated deficit was approximately $544.4 million; our stockholder’s deficit was $142.0 million. The net loss was $4.4 million compared to a net loss of $14.4 million for the three months ended September 30, 2015 and 2014, respectively; the net loss was $30.3 million and $25.8 million for the nine months ended September 30, 2015 and 2014, respectively. On September 30, 2015 we had approximately $1.4 million cash. We have limited capital resources and operations to date have been funded with the proceeds from private and public debt and equity financings, collaborative research agreements and income earned on investments.

As of September 30, 2015, the Company’s financial obligations included approximately $43.6 million (face value) under its Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $21.3 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.7 million (face value) under its Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $2.0 million (face value) under its Second Amended and Restated Bridge Notes (the “Bridge Notes”). The Convertible Notes and the Loan Agreement are subject to annual net sales performance targets.

Under the terms of the Loan Agreement, described in Note 9 to the Financial Statements, Emisphere borrowed an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen B12™ Rx Product. The loan facility will mature on December 31, 2019 and bears interest at a rate of 13% per year. The first borrowing under the Loan Agreement occurred on August 20, 2014, in an original principal amount of $5.0 million, the second occurred on November 4, 2014 in an original principal amount of $3.0 million, the third occurred on January 6, 2015 in an original principal amount of $5.0 million, the fourth occurred on April 6, 2015 in an original principal amount of $5.0 million, and the fifth and final borrowing occurred on July 1, 2015 in an original principal amount of $2.0 million. In the event that we do not satisfy annual net sales targets of Eligen B12™ by December 31 for each fiscal year beginning 2015 through 2019, we will be in default under the Loan Agreement, provided that we are not granted a waiver of the event of default resulting from the failure to satisfy the net sales target. On November 10, 2015, the creditor under our Loan Agreement and Convertible Notes agreed to waive any event of default resulting from our failure to satisfy the net sales milestones for the Eligen B12™ product for the 2015 fiscal year specified in our Loan Agreement and Convertible Notes.

On October 26, we received a total payment of $14 million from Novo Nordisk pursuant to, and consisting of, $5 million as payment for entry into the Expansion License Agreement and $9 million as payment in connection with the third amendment to the GLP-1 License Agreement.

We believe our current cash balance, assuming attainment of sales and profitability targets for the oral Eligen B12™ product, will provide sufficient capital to continue operations through approximately July 2016. The Company’s future capital requirements beyond July 2016 and its financial success depend largely on the commercial success of our oral Eligen B12™ product and our ability to leverage existing and secure new partnering opportunities. There is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ or obtain substantial cash inflows from existing or new partners or other sources prior to July 2016, we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2014, 2013 and 2012 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen ® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

For further discussion, see Part II, Item 1A “Risk Factors.”

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015 for detailed explanations of its critical accounting estimates, which have not changed during the period ended September 30, 2015.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 13 set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities. As further described in Note 10 to our Financial Statements set forth in Part I, Item 1 of this Report, at September 30, 2015, the estimated fair value of derivative instruments was $41.8 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, Amended and Restated Reimbursement Notes, and Amended and Restated September 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumptions that have the greatest impact on the determination of fair value is the closing price of our common stock and historical stock price volatility. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives (in thousands)
25% increase in stock price	$3,794
50% increase in stock price	13,642
5% increase in assumed volatility	3,330
25% decrease in stock price	(4,631)
50% decrease in stock price	(10,601)
5% decrease in assumed volatility	(1,237)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Risks

•	We have a history of operating losses and we may never achieve profitability. Our failure to raise capital when needed or satisfy the terms of our new and existing debt arrangements as they become due would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations. The Company estimates that if we fail to raise additional capital or if we fail to achieve our planned commercial targets for oral EligenB12™ in the U.S., or if we fail to obtain substantial cash inflows from existing or new partners by the end of 2015, the Company could be forced to cease operations.

•	We are highly dependent upon the commercial success of oral Eligen B12™ and cannot be sure that our plans will be successful.

•	If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

•	If we fail to generate sufficient additional capital from operations or obtain substantial cash inflows from existing or new partners or other sources prior to the end 2015, we could be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2014 contained a going concern explanatory paragraph.

•	* We may not be able to meet covenants or financial obligations, including annual revenue targets, detailed in our Loan Agreement, Convertible Notes, Reimbursement Notes, and Bridge Notes issued to MHR in August 2014 (collectively, the “MHR Notes”), or the Royalty Agreement, which could result in an increase in the interest rate on the MHR Notes and/or accelerated maturity of the MHR Notes, which we might not be able to satisfy. The MHR Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and if we default on our obligations under the MHR Notes, MHR may elect to foreclose on such assets, in which event we would be required to cease operations.

Risks Related to our Business

•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

•	Our business will suffer if we fail or are delayed in achieving our commercial targets for our oral Eligen B12™ product.

•	We are highly dependent on the clinical success of our product candidates.

•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our collaborative partners are free to develop competing products.

•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

•	We are dependent on third parties to manufacture and test our products.

•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry

•	Our future business success depends heavily upon regulatory approvals and compliance with regulatory requirements, which can be difficult to obtain or maintain for a variety of reasons, including cost. More specifically, the regulatory approval process for prescription and nonprescription product candidates will likely vary by the nature of the therapeutic molecule being delivered.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We face rapid technological change and intense competition.

Other Risks

•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers or prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.

•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Waiver, dated November 10, 2015

10.1	Development and License Agreement, dated October 14, 2015, by and between Emisphere Technologies, Inc. and Novo Nordisk A/S*

10.2	Amendment No. 3 to the Development and License Agreement, dated October 14, 2015, between Novo Nordisk A/S and Emisphere Technologies, Inc.*

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

Exhibit Number	Description of Exhibit

101. INS	XBRL Instance Document (submitted electronically herewith).

101. SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: November 16, 2015	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer (Principal Executive Officer)

Emisphere Technologies, Inc.

Date: November 16, 2015	/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Waiver, dated November 10, 2015

10.1	Development and License Agreement, dated October 14, 2015, by and between Emisphere Technologies, Inc. and Novo Nordisk A/S*

10.2	Amendment No. 3 to the Development and License Agreement, dated October 14, 2015, between Novo Nordisk A/S and Emisphere Technologies, Inc.*

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101. INS	XBRL Instance Document (submitted electronically herewith).

101. SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101. LAB	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission