Form 10-K
period 2015-12-31
EMISPHERE TECHNOLOGIES INC
filed 2016-03-29
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 30, 2015 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant (i.e. excluding shares held by executive officers, directors, and control persons) was $23,932,400 computed at the closing price on that date.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of March 1, 2016 was 60,687,478.

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

Overview of Emisphere

Introduction and History

Emisphere Technologies, Inc. (“Emisphere,” “the Company,” “our,” “us,” or “we”) is a commercial stage pharmaceutical and drug delivery company.We are in partnership with global pharmaceutical companies to develop new formulations of existing products, as well as new chemical entities, using our Eligen® Technology. We launched our first prescription medical food product, oral Eligen B12™ in the U.S. in March 2015, and we are currently engaged in strategic discussions to optimize its economic value in the U.S. and global markets. Beyond Eligen B12™, we utilize our proprietary Eligen® Technology to create new oral formulations of therapeutic agents. Our product pipeline includes prescription drug and medical food product candidates that are being developed in partnership or internally.

Our core business strategy is to build new, high-value partnerships, to expand upon existing partnerships, to enter into a strategic transaction or alliance to realize the full economic potential of the oral Eligen B12™ product, to evaluate commercial opportunities for new prescription medical foods, and to continue to promote new uses for our Eligen® Technology, a broad-based proprietary oral drug delivery platform which makes it possible to avoid injections for drug administration through the use of delivery agents, or “carriers,” which facilitate or enable transport of therapeutic molecules, including large peptides and proteins, across biological membranes such as those of the gastrointestinal tract. These molecules could be currently available or are under development. Such molecules are usually delivered by injection; in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen® Technology can be applied to the oral route of administration as well as other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology can make it possible to deliver certain therapeutic molecules orally without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect. Our development efforts are conducted internally or in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market. Our website is www.emisphere.com. The contents of that website are not incorporated herein by reference. Investor related questions should be directed to info@emisphere.com.

Emisphere was originally founded as Clinical Technologies Associates, Inc. in 1986 and is listed for trading on the Over-the-Counter Bulletin Board (the “OTCBB”), an electronic quotation service maintained by the Financial Industry Regulatory Authority, and is trading under the symbol EMIS (or EMIS.OB for certain stock quote publication websites).

The Eligen® Technology

The Eligen® Technology is a broadly applicable proprietary oral drug delivery technology based on the use of proprietary synthetic chemical compounds known as Eligen® delivery agents, or carriers. These carriers facilitate and enable the transport of therapeutic macromolecules (such as proteins, peptides, and polysaccharides) and poorly absorbed small molecules across biological membranes. The Eligen® Technology not only facilitates absorption, but it acts rapidly in the upper sections of the gastrointestinal tract where absorption is thought to occur. Using Eligen® Technology, most therapeutic macromolecules reach the general circulation in less than an hour post-dose, which can limit enzymatic degradation that typically affects macromolecules and may be advantageous in cases where time to onset of action is important (i.e. analgesics). The Eligen® technology is distinguished from competitive technologies in that absorption takes place through a transcellular pathway, as opposed to passing between cells, preserving the integrity of the tight junctions within the cell walls and reducing the likelihood of inflammatory processes and autoimmune gastrointestinal diseases. Furthermore, Eligen® Technology carriers are rapidly absorbed, distributed, metabolized and eliminated from the body, and they do not accumulate in the organs and tissues and are considered safe at anticipated doses and dosing regimens. Drugs or nutritional supplements whose bioavailability is limited by poor membrane permeability or chemical or biological degradation, and which have a moderate-to-wide therapeutic index, appear to be the best candidates for use with the Eligen® Technology. Drugs with a narrow therapeutic window or high molecular weight may not work favorably with the technology. Implementing the Eligen® Technology requires co-formulating a drug or nutritional supplement and an Eligen® carrier to produce an effective formulation. The carrier does not alter the chemical properties of the drug nor its biological activity.

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

In May 2009, our Eligen® carrier, Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (SNAC), following a comprehensive evaluation of research and toxicology data, SNAC was found to be safe at a dosage up to 250 mg per day when used in combination with nutrients to improve their dietary availability. In July 2009, concurrent with the publication of two papers in the July/August issue of the peer reviewed journal, International Journal of Toxicology, which describes the toxicology of SNAC, SNAC received GRAS status for its intended use in combination with nutrients added to food and dietary supplements. Since SNAC achieved GRAS status, it is exempt from pre-market approval for its intended use in combination with nutrients added to food and dietary supplements. Our partner, Novo Nordisk, is using SNAC in combination with its proprietary GLP-1 analog, semaglutide, in Phase 3 testing of an oral formulation. In connection with the development of its oral semaglutide product, Novo Nordisk has successfully concluded extensive safety testing on the SNAC molecule, alone and in combination with semaglutide.

Based on extensive study by our partners and our scientists, senior management and expert consultants, we believe that our technology can enhance overall healthcare, including patient accessibility and compliance, while benefiting the commercial pharmaceutical marketplace and driving company valuation. The application of the Eligen® Technology is potentially broad and may provide for a number of opportunities across a spectrum of therapeutic modalities.

Emisphere Today

Mr. Alan L. Rubino, the Company’s President and Chief Executive Officer, and Mr. Timothy G. Rothwell, its Chairman of the Board of Directors, are seasoned industry executives with major and emerging pharmaceutical company experience who form the core of a leadership team that will implement the Company’s strategic plans. To that end, we have sought to expand opportunities with existing partners and will continue to work to expand and explore new efforts to attract new delivery system, product development, and licensing partnerships. We launched oral Eligen B12™ Rx in March 2015 to positive physician and patient reception. From the start, we continuously evaluated the product’s sales performance and uptake in light of our current commercial and financial resources to optimize launch performance. During the fourth quarter 2015, we determined that a strategic transaction or collaboration with a third party that possesses the requisite marketing power and resources is necessary for the product to reach its full market potential in the United States and internationally. Simultaneously, we were approached by several major Pharma and Consumer Healthcare Companies expressing interest in licensing or acquiring our now on-the-market Eligen B12™ product. As a result we have concluded that we will pursue potential strategic transactions and collaborations with these suitors, and others, in order to optimize shareholder value. Additionally, these developments have also led to our decision to phase-out our small contract field force and re-prioritize our marketing resources towards more efficient non-field force promotion to preserve cash. Our core business strategy remains to continue building new, high-value partnerships and expand upon existing partnerships, optimize Eligen B12™’s economic value, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen® Technology.

Product Pipeline

Our product pipeline includes prescription and medical food product candidates that are being developed in partnership or internally. During 2015, our development partner, Novo Nordisk A/S (“Novo Nordisk”), continues its development programs, and we continued to make progress on plans to optimize the economic value of our internally developed oral Eligen B12™ Rx product.

Substantial efforts and resources have been devoted to understanding the Eligen® Technology and establishing a product development pipeline that incorporates this technology with selected molecules. Emisphere’s product pipeline includes prescription drugs and medical food product candidates in varying stages of development. Novo Nordisk recently completed Phase 2 testing and recently began Phase 3a testing of OG217SC with Emisphere’s SNAC carrier Additionally, Emisphere has a number of pre-clinical (research stage) projects, which we are pursuing on our own and with partners. We continue to assess therapeutic molecules for their potential compatibility with our technology and market need. Our intent is to continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen® Technology. Depending on the molecule, market potential and interest, we intend to pursue potential product development opportunities through development alliances or internal development.

Our most advanced collaborative partner, Novo Nordisk, is using our Eligen® Technology in combination with semaglutide, one of its proprietary GLP-1 receptor agonists, and its insulins. On August 26, 2015, Novo Nordisk announced that it will initiate a global Phase 3a development program with oral semaglutide, a once daily oral formulation of the long-acting GLP-1 analog for the treatment of Type 2 diabetes, using our absorption-enhancing carrier, monosodium N-[8-(2-hydroxybenzoyl) amino] caprylate (our “SNAC” carrier) Novo Nordisk ten clinical trials containing approximately 9,300 patients with Type-2 diabetes in its global Phase 3a program. Novo Nordisk’s decision to initiate this global phase 3a program follows encouraging results from the proof of concept Phase 2 program and consultations with regulatory authorities. The advancement of oral semaglutide into Phase 3a development represents a significant milestone for our Eligen® Technology platform and supports our belief that products developed using our carriers have the potential to overcome bioavailability challenges commonly associated with the oral administration of peptides and certain other compounds.

Under the GLP-1 License Agreement, Emisphere could receive additional contingent product development and sales milestone payments and would also be entitled to receive royalties in the event Novo Nordisk commercializes products developed under such Agreement. Under the GLP-1 License Agreement, Novo Nordisk is responsible for the development and commercialization of the products.

On October 14, 2015, we also entered into a new Development and License Agreement with Novo Nordisk (the “Expansion License Agreement”) to develop and commercialize oral formulations of four classes of Novo Nordisk’s investigational molecules targeting major metabolic disorders, including diabetes and obesity, using our oral Eligen® Technology. Under the terms of the Expansion License Agreement, we licensed to Novo Nordisk the exclusive right to develop potential product candidates in three molecule classes, and the non-exclusive right to develop potential product candidates in a fourth molecule class, using the Eligen® Technology.

We have also collaborated with Novartis in connection with the development and testing of oral formulations of several drug candidates. Novartis has the right to evaluate the feasibility of using Emisphere’s Eligen® carriers with two new compounds to assess the potential for new product development opportunities. Novartis is considering its options accordingly. If Novartis chooses to develop oral formulations of these new compounds using Eligen® carriers, the parties will negotiate additional agreements. Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products as we continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen® Technology and prescription medical foods. Our preclinical programs focus on the development of oral formulations of potentially new treatments for diabetes and products in the areas of cardiovascular, appetite suppression and pain and on the development and potential expansion of nutritional supplement products.

We will continue to concentrate on expanding our Eligen® drug delivery technology business by seeking applications with prescription molecules obtained through partnerships with other pharmaceutical companies for molecules where oral absorption is difficult yet substantially beneficial if proven. We are also working to generate new interest in the Eligen® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. Finally, we continue to pursue the development of product candidates developed internally. We believe that these internal candidates need to be developed with reasonable investment in an acceptable time period and with a reasonable risk-benefit profile.

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

Oral Eligen B12™ Rx

We are evaluating potential strategic transactions and collaborations with third parties for oral Eligen B12™ Rx, which we launched in the U.S. in March 2015. Oral Eligen B12™ Rx is the first and only once-daily oral prescription medical food tablet shown to normalize B12 levels without the need for an injection. Medical foods are a distinct product category defined by the Orphan Drug Act of 1988 and an FDA regulation, and encompass foods which are formulated to be consumed or administered enterally under the supervision of a physician and which are intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. Eligen B12™ meets significant unmet patient and medical needs by combining vitamin B12 with our Eligen® technology. Eligen B12™ Rx is indicated for the dietary management of patients who have a medically-diagnosed vitamin B12 deficiency, associated with a disease or condition that cannot be managed by a modification of the normal diet alone. Eligen B12™ is the first prescription product to market using an Eligen® carrier, SNAC, to chaperone B12 through the gastric lining and directly into the bloodstream independent of intrinsic factor, a protein made in the stomach that normally facilitates B12 absorption.

During the fourth quarter of 2010, we completed a clinical trial which demonstrated that both oral Eligen B12™ Rx (1000 mcg) and injectable B12 (current standard of care) can efficiently and quickly restore normal Vitamin B12 levels in deficient individuals. The manuscript summarizing the results from that clinical trial was published in the July 2011 edition of the journal Clinical Therapeutics (Volume 22, pages 934 — 945). We also conducted market research to help assess the potential commercial opportunity for our oral Eligen B12™ Rx (1000 mcg) product.

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

The data from our first pharmacokinetic study of our new Vitamin B12 formulation showed mean Vitamin B12 peak blood levels were more than 10 times higher for the Eligen B12™ Rx 5mg formulation than for the 5mg commercial formulation. The mean time to reach peak concentration (T max) was reduced by over 90%, to 0.5 hours for the Eligen B12™ Rx 5mg from 6.8 hours for the commercial 5mg product. Improvement in bioavailability, the fraction of an administered dose of unchanged drug that reaches systemic circulation, was approximately 240%, with absorption time at 30 minutes and a mean bioavailability of 5%. The study was conducted with a single administration of Eligen® B12. There were no adverse reactions, and Eligen B12™ Rx was well-tolerated.

On August 5, 2011, we received notice from the United States Patent Office that the U.S. patent application directed to the Eligen B12™ formulation was allowed. This new patent (US 8,022,048) provides intellectual property protection for Eligen B12™ \ through approximately October 2029.

Novo Nordisk Partnership

Novo Nordisk’s Phase III Program

Novo Nordisk has recently began Phase III clinical development of its GLP-1 analog, oral-semaglutide, for the treatment of Type-2 diabetes. Novo Nordisk’s oral semaglutide is a product candidate which uses Emisphere’s SNAC carrier to facilitate absorption . GLP-1 is a natural hormone involved in controlling blood sugar levels. It stimulates the release of insulin only when blood sugar levels become too high. GLP-1 secretion is often impaired in people with Type 2 diabetes. Emisphere had previously conducted extensive tests on native insulin and native GLP-1 which demonstrated that both macromolecules can be effectively delivered using the Eligen® Technology. With the progress that has been made in the development of second generation proteins, we concluded that a more productive pathway is to move forward with GLP-1 analogs, an oral form of which might be used to treat Type 2 diabetes and related conditions. Our research indicated that the development of oral formulations of Novo Nordisk proprietary GLP-1 receptor agonists may represent an opportunity for Emisphere. Consequently, on June 21, 2008, we entered into an exclusive Development and License Agreement with Novo Nordisk focused on the development of oral formulations of Novo Nordisk’s proprietary GLP-1 receptor agonists (the “GLP-1 License Agreement). Emisphere has received approximately $32.6 million as of December 31, 2015, and could receive up to an additional $60 million in contingent product development and sales milestone payments under the terms of the GLP-1 License Agreement. Emisphere would also be entitled to receive royalties on sales in the event Novo Nordisk commercializes products developed under the GLP-1 License Agreement. Under the terms of the agreement, Novo Nordisk is responsible for the development and commercialization of the products. On February 20, 2015, following the successful completion of its Phase 2 trials, Novo Nordisk highlighted positive Phase 2 data pertaining to OG217SC, the oral formulation of semaglutide, a long-acting human GLP-1 analogue that stimulates insulin and suppresses glucagon secretion in a glucose-dependent manner. OG217SC is provided in a tablet formulation with the absorption-enhancing excipient, SNAC. SNAC is an Eligen® Carrier. Novo Nordisk announced that it has successfully completed the phase 2 trial for OG217SC, investigating dose range, escalation, efficacy and safety of once-daily oral semaglutide compared with oral placebo or once-weekly subcutaneously administered semaglutide in around 600 people with type 2 diabetes treated for 26 weeks.

On August 26, 2015, Novo Nordisk announced that it will initiate a global Phase 3a development program with oral semaglutide, a once daily oral formulation of the long-acting GLP-1 analog for the treatment of Type 2 diabetes, using our absorption-enhancing carrier, Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (“SNAC”), which is one of our Eligen® Technology delivery agents, or “carriers.” Novo Nordisk intends to initiate the Phase 3a program, which will consist of seven trials and approximately 9,300 patients with Type 2 diabetes. Novo Nordisk’s decision to initiate this global phase 3a program follows encouraging results from the proof of concept Phase 2 program and consultations with regulatory authorities. The advancement of oral semaglutide into Phase 3a development represents a significant milestone for our Eligen® Technology platform and supports our belief that products developed using our carriers have the potential to overcome bioavailability challenges commonly associated with the oral administration of peptides and certain other compounds.

On October 14, 2015, we amended the GLP-1 License Agreement for a third time to provide for, among other things, a payment of $9.0 million to us from Novo Nordisk as prepayment of a product development milestone and in exchange for a reduction in certain future royalty payments. On April 26, 2013, we amended the GLP-1 License Agreement for a second time to provide for, among other things, for a payment of $10 million from Novo Nordisk to the Company as a prepayment for the achievement of certain development milestones that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement.

Preclinical Program

On October 14, 2015, we entered into a new Development and License Agreement with Novo Nordisk (the “Expansion License Agreement”) to develop and commercialize oral formulations of four classes of Novo Nordisk’s investigational molecules targeting major metabolic disorders, including diabetes and obesity, using our oral Eligen® Technology. Under the terms of the Expansion License Agreement, we licensed to Novo Nordisk the exclusive right to develop potential product candidates in three molecule classes, and the non-exclusive right to develop potential product candidates in a fourth molecule class, using the Eligen® Technology. Pursuant to the Expansion License Agreement, we received a $5.0 million upfront licensing fee, and are eligible to receive up to $62.5 million in development and sales milestone payments for each of the three exclusively licensed molecule classes, and up to $20 million in development milestone payments for the non-exclusively licensed molecule class. Additionally, we are eligible to receive royalties on sales of each successfully commercialized product. Novo Nordisk is solely responsible for the development and commercialization of all product candidates. In addition, Emisphere granted Novo Nordisk the option to obtain exclusive and non-exclusive rights to develop and commercialize oral formulations of additional investigational molecules for the treatment of diabetes, obesity, and indications in other important therapeutic areas using the Eligen® Technology. If Novo Nordisk exercises its option to develop and commercialize any additional investigational molecules, we would be entitled to receive an additional payment upon the exercise of each option for exclusive or non-exclusive development rights for each molecule class. We are eligible to receive up to $62.5 million in development and sales milestone payments for each additional exclusively licensed molecule class, and up to $20 million in development milestone payments for each additional non-exclusively licensed molecule class, plus royalties on sales of each commercialized product. The Expansion License Agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of a licensed product in such country, or the date of expiration of the last-to-expire patent covered by the Expansion License Agreement in such country. Novo Nordisk may terminate the Expansion License Agreement with 90 days prior notice. We may terminate the Expansion License Agreement in the event that Novo Nordisk challenges the validity of any licensed patent under the agreement, but only with respect to the patents belonging to the patent family of the challenged patent. Either party may also terminate the Expansion License Agreement upon the other party’s material breach, if not cured within a specified period of time. Upon a termination of the Expansion License Agreement by Emisphere for Novo Nordisk’s breach, all intellectual property rights conveyed under the Expansion License Agreement shall revert back to us.

Our other product candidates in development are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Some of these pre-clinical projects are partnered and others were initiated and are being pursued internally by the Company. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products as we continue to expand the use of our Eligen® Technology with product candidates that demonstrate significant opportunities for growth. Our preclinical programs focus on the development of oral formulations of potentially new treatments for diabetes and products in the areas of cardiovascular, appetite suppression and pain and on the development and potential expansion of nutritional supplement products.

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

As of December 31, 2015, our accumulated deficit was approximately $554.5 million. Our loss from operations was $18.1 million, $9.3 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our net loss was $40.4 million, $25.4 million and $20.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our net cash provided (outlays) from operations and capital expenditures were ($2.8), ($8.4) million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash provided (outlays) include receipts of deferred revenue of $14.6, $0.0 million and $10.0 million for 2015, 2014, and 2013, respectively. Our stockholders’ deficit was $151.9 million and $111.9 million as of December 31, 2015 and 2014, respectively. On December 31, 2015 we had approximately $12.9 million cash.

As of December 31, 2015, our obligations included approximately $46.5 million (face value) under our Second Amended and Restated Convertible Promissory Notes (the “Convertible Notes”), approximately $22.8 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.8 million (face value) under our Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $2.1 million (face value) under our Second Amended and Restated Bridge Notes (the “Bridge Notes”). The Convertible Notes and the Loan Agreement are subject to various sales, operating and manufacturing performance criteria.

Under the terms of the Loan Agreement, described in Note 7 to the Financial Statements, Emisphere borrowed an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen B12™ Rx Product during 2014 and 2015. The loan facility will mature on December 31, 2019 and bears interest at a rate of 13% per year. In the event that we do not satisfy annual net sales targets of Eligen B12™ by December 31 for each fiscal year beginning 2015 through 2019, we will be in default under the Loan Agreement, provided that we are not granted a waiver of the event of default resulting from the failure to satisfy the net sales target. On November 10, 2015, the creditor under our Loan Agreement and Convertible Notes agreed to waive any event of default resulting from our failure to satisfy the net sales milestones for the Eligen B12™ product for the 2015 fiscal year specified in our Loan Agreement and Convertible Notes.

On October 26, 2015, we received a total payment of $14 million from Novo Nordisk pursuant to, and consisting of, $5 million as payment for entry into the Expansion License Agreement and $9 million as prepayment of a product development milestone and in exchange for a reduction in certain future royalty payments that may have become due and payable under the terms of the GLP-1 Development License Agreement.

Under terms of its loan agreements, the Company is obligated to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk. The creditor under our Loan Agreement and Reimbursement Notes has agreed to extend the date by which we are required to use 50% of the $14 million received from Novo Nordisk to pre-pay certain loans and notes until April 6, 2016. However, because such pre-payment deadline has not been extended beyond one year from December 31, 2015, we have classified $7.0 million of the loans and notes as a current liability as of December 31, 2015.

We believe that our current cash balance will provide sufficient capital to continue operations through approximately June 2016. However, if the pre-payment obligation is further extended or waived, the Company will have sufficient cash to operate through approximately June 2017. The Company’s future capital requirements beyond June 2016 (or June 2017, in the event the pre-payment obligation is further extended or waived) and its financial success depend largely on its ability to raise additional capital, including by leveraging existing and securing new partnering opportunities for Eligen B12™ and for the Eligen technology.

While our plan is to raise capital from product partnering opportunities, strategic transactions, and/or commercial operations to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ or obtain substantial cash inflows from existing or new partners or other sources prior to June 2016 (or June 2017, in the event the prepayment obligation is further extended or waived), we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2015, 2014 and 2013 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

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

inVentiv

Contract Sales Force

During October 2013, we entered into a Master Services Agreement with inVentiv Health Inc. (the “inVentiv MSA”), which was subsequently amended, for, among other things, a contract sales force that will promote our oral Eligen™ B12 Rx product and a general manager who will coordinate the provision of sales force and other marketing services. The inVentiv MSA provides for a fixed monthly fee for the services of the general manager, and for monthly payments based on the number of individuals comprising the sales force, as well as fixed fees for the maintenance of the sales force. The agreement also provides for performance based fees based on the achievement by the sales force of predefined metrics. We gave inVentiv notice of our intent to terminate the inVentiv MSA in January 2016, effective March 2016.

Novo Nordisk A/S

GLP-1 Receptor Agonists Agreement

During June 2008, we entered into the GLP-1 License Agreement with Novo Nordisk, pursuant to which Novo Nordisk will develop and commercialize oral formulations of its proprietary GLP-1 receptor agonists in combination with Emisphere carriers. Emisphere has received approximately $32.6 million as of December 31, 2015, and could receive up to an additional $60 million in contingent product development and sales milestone payments under the terms of the GLP-1 License Agreement. Emisphere would also be entitled to receive additional development and sales milestone payments and royalties on sales in the event Novo Nordisk commercializes products developed under such Agreement. Under the GLP-1 License Agreement, Novo Nordisk

is responsible for the development and commercialization of the products. See “Phase III Program” above for a description of development activity conducted in connection with the GLP-1 License Agreement, and certain payments made to Emisphere as a result thereof. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of a licensed product in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country, after which time Novo Nordisk will have a fully paid, exclusive license to the licensed product. Novo Nordisk may terminate this agreement with 90 days prior notice. We may terminate this agreement in the event that Novo Nordisk challenges the validity of any licensed patent under the agreement, but only with respect to the patents belonging to the patent family of the challenged patent. Either party may also terminate the agreement upon the other party’s material breach, if not cured within a specified period of time. Upon a termination of the agreement by Emisphere for Novo Nordisk’s breach, all intellectual property rights conveyed under the agreement shall revert back to us; upon a termination by Novo Nordisk for our breach, the licenses granted under the agreement shall remain in effect, subject to Novo Nordisk’s payment obligations under the agreement.

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

On August 26, 2015, Novo Nordisk announced that it will initiate a global Phase 3a development program with oral semaglutide, a once daily oral formulation of the long-acting GLP-1 analog for the treatment of Type 2 diabetes, using our absorption-enhancing carrier, monosodium N-[8-(2-hydroxybenzoyl) amino] caprylate (“SNAC”), which is one of our Eligen® Technology delivery agents, or “carriers.” Novo Nordisk intends to initiate the Phase 3a program, which will consist of seven trials and approximately 9,300 patients with Type 2 diabetes. Novo Nordisk’s decision to initiate this global phase 3a program follows encouraging results from the proof of concept Phase 2 program and consultations with regulatory authorities. The advancement of oral semaglutide into Phase 3a development represents a significant milestone for our Eligen® Technology platform and supports our belief that products developed using our carriers have the potential to overcome bioavailability challenges commonly associated with the oral administration of peptides and certain other compounds.

On October 14, 2015, we amended the GLP-1 License Agreement for a third time to provide for, among other things, a payment of $9.0 million to us from Novo Nordisk as prepayment of a product development milestone and in exchange for a reduction in certain future royalty payments. On April 26, 2013, we amended the GLP-1 License Agreement for a second time to provide for, among other things, for a payment of $10 million from Novo Nordisk to the Company as a prepayment for the achievement of certain development milestones that would have otherwise become payable to the Company under the Development Agreement in exchange for a reduction in the rate of potential future royalty payments as provided in the Development Agreement.

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

In May 2007, Novartis and Nordic Bioscience notified the Company that they were initiating a Phase 3 clinical study of SMC021 for the treatment of osteoarthritis (“OA”) using the Company’s Eligen® Technology. A second Phase 3 study of SMC021 for the treatment of OA, designed to meet FDA requirements for U.S. registration, was initiated by Novartis and Nordic Bioscience in October 2008.

During December 2011, Novartis informed the Company that it would not pursue further clinical development of the investigational drug SMC021 (oral calcitonin) as a treatment option in osteoarthritis and for post-menopausal osteoporosis and that it would not seek regulatory submission for SMC021in either indication.

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

Oral PTH-1-34 Program

We have collaborated with Novartis in connection with the development and testing of oral formulations of PTH-1-34 (“PTH”) to treat osteoarthritis and osteoporosis (the “PTH Program”). On December 1, 2004, we entered into a Research Collaboration Option and License Agreement with Novartis whereby Novartis obtained an option to license our existing technology to develop oral forms of PTH 1-34 (the “PTH Option Agreement”). During March 2006, Novartis exercised its option to the license. During April 2010, we announced that Novartis initiated a second Phase I trial for an oral PTH-1-34 which uses Emisphere’s Eligen® Technology, and was in development for the treatment of postmenopausal osteoporosis. During June 2011, Novartis informed Emisphere of the results of its recently completed Proof of Concept study for an oral PTH1-34 using Emisphere’s Eligen® Technology in post-menopausal women with osteoporosis or osteopenia. Novartis informed Emisphere that, although the study confirmed that oral PTH1-34 was both safe and well-tolerated, several clinical endpoints were not met. Based on the data analyzed, Novartis terminated the study and did not anticipate further work on the oral formulation of PTH1-34. Although Novartis has not informed Emisphere of its intention to terminate the PTH Option Agreement in accordance with relevant terms thereunder, Emisphere would reacquire the rights to develop and/or commercialize the product should Novartis so terminate the Agreement.

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

The following table summarizes research and development spending to date by project category:

	Year Ended December 31,			Cumulative Spending 2015(1)
	2015	2014	2013
	(In thousands)
Research(2)	$—	$492	$51	$52,681
Feasibility projects
Self-funded	29	201	230	14,262
Partnered		—	8	4,353
Development projects
Oral heparin (self-funded)	—	—	—	99,592
Oral insulin (self-funded)	—	—	—	21,292
Partnered	—	—	—	12,157
Other(3)	446	435	547	108,438

Total all projects	$475	$1,128	$836	$312,775

(1)	Cumulative spending from August 1, 1995 through December 31, 2015.

(2)	Research is classified as resources expended to expand the ability to create new carriers, to ascertain the mechanisms of action of carriers, and to establish computer based modeling capabilities, prototype formulations, animal models, and in vitro testing capabilities.

(3)	Other includes indirect costs such as rent, utilities, training, standard supplies and management salaries and benefits.

Manufacturing, Supply and Distribution Arrangements

We do not own or operate our own manufacturing facilities and have historically used third-party contract manufacturers to manufacture our products under the oversight and supervision of our technical operations personnel. Although we intend to continue to rely on contract manufacturers to produce oral Eligen B12™ Rx and SNAC, we have personnel with manufacturing experience to oversee their production and release. Albemarle Corporation manufactures our SNAC carrier for us pursuant to purchase orders. Oral Eligen B12™ Rx is produced at our third-party contract manufacturer, Alcami Corporation, formerly AAI Pharma Services Corp., with SNAC manufactured by Albemarle and B12 purchased from Rochem International Inc. pursuant to purchase orders.

In 2015, we entered into a commercial manufacturing and supply agreement with Alcami, pursuant to which Alcami serves as the manufacturer and commercial supplier of oral Eligen B12™ Rx and provides manufacturing and other services in relation to the product. Under the terms of the agreement with Alcami, Alcami is obligated to manufacture, and we are required to purchase, the firmly forecasted amount of oral Eligen B12™. Under the terms of the agreement, we are required to provide to Alcami a forecast estimating our monthly requirements of Eligen B12 for 12 months rolling during the term. In addition, we are also required to provide a three year forecast annually estimating our requirements until the expiration of the term, if shorter. The first calendar quarter of each forecast is a firm order. The initial term of the agreement expires in March 2018, and automatically renews for additional two year periods. The agreement may be terminated by us with 12 months’ notice, and by Alcami with 18 months’ notice, prior to the end of the initial term or renewal terms, as the case may be. The agreement may also be terminated in the event of insolvency or uncured material breach by either party, and by us in the event that any government authority prohibits us from marketing our product, a product withdrawal, or if our product is found to infringe the intellectual property rights of third parties.

Our SNAC carrier is manufactured by Albemarle and purchased by us pursuant to purchase orders. We purchase Vitamin B12 for use in Eligen B12™ from Rochem International pursuant to purchase orders.

We believe that our current arrangements for the supply of clinical and commercial quantities of SNAC and Eligen B12™ will be adequate to satisfy our currently forecasted commercial requirements of Eligen B12™ and any future clinical studies conducted by our partners.

Patents and Other Forms of Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing the proprietary rights of others (please refer to Part I, Item 1A “Risk Factors” for further discussion of how our business will suffer if we cannot adequately protect our patent and proprietary rights”). We seek patent protection on various aspects of our proprietary chemical and pharmaceutical delivery technologies, including the delivery agent compounds and the structures which encompass Emisphere’s delivery agents, their method of preparation, the combination of our compounds with a pharmaceutical, and use of our compounds with therapeutic molecules to treat various disease states. We have patents and patent applications in the U.S. and certain foreign countries. As of March 1, 2016, Emisphere had been granted more than 120 U.S. patents and more than 200 foreign patents. Emisphere also has more than 25 pending U.S. patent applications as well as more than 150 counterpart applications pending in foreign countries.

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

The duration of the governmental approval process for marketing new pharmaceutical substances, from the commencement of pre-clinical testing to receipt of governmental approval for marketing a new product, varies with the nature of the product and with the country in which such approval is sought. The approval process for new chemical entities could take eight to ten years or more. The process for reformulations of existing drugs is typically shorter, although a combination of an existing drug with a currently unapproved carrier could require extensive testing. In either case, the procedures required to obtain governmental approval to market new drug products will be costly and time-consuming to us and our partners, requiring rigorous testing of the new drug product. Even after such time and effort, regulatory approval may not be obtained for our products.

The steps required before we can market or ship a new human pharmaceutical product commercially in the U.S. include pre-clinical testing, the filing of an Investigational New Drug Application (“IND”) with the FDA, the conduct of clinical trials and the filing with the FDA of either a New Drug Application (“NDA”) for drugs or a Biologic License Application (“BLA”) for biologics.

Prior to conducting the clinical (human) investigations necessary to obtain regulatory approval of marketing of new drugs in the U.S., we must file an IND with the FDA to permit the shipment and use of the drug for investigational purposes. The IND sets forth, in part, the results of pre-clinical (laboratory and animal) toxicology testing and the applicant’s initial Phase I plans for clinical testing. Unless notified that testing may not begin, clinical testing may commence 30 days after filing an IND.

Under FDA regulations, the clinical testing program required for marketing approval of a new drug typically involves three clinical phases. In Phase 1, safety studies are generally conducted on normal, healthy human volunteers to determine the maximum dosages and side effects associated with increasing doses of the substance being tested. Phase 2 studies are conducted on small groups of patients afflicted with a specific disease to gain preliminary evidence of efficacy, including the range of effective doses, and to determine common short-term side effects and risks associated with the substance being tested. Phase 3 involves large-scale trials conducted on disease-afflicted patients to provide statistically significant evidence of efficacy and safety and to provide an adequate basis for product labeling. Frequent reports are required in each phase and if unwarranted hazards to patients are found, the FDA may request modification or discontinuance of clinical testing until further studies have been conducted. The FDA may also require post-approval Phase 4 testing either to meet FDA requirements for additional information as a condition of approval. Our drug product candidates are and will be subjected to each step of this lengthy process from conception to market and many of those candidates are still in the early phases of testing.

Once clinical testing has been completed pursuant to an IND, the applicant files an NDA or BLA with the FDA seeking approval for marketing the drug product. The FDA reviews the NDA or BLA to determine whether the drug is safe, effective, and adequately labeled, and whether the applicant can demonstrate proper and consistent manufacture of the drug. The time required for initial FDA action on an NDA or BLA is set on the basis of user fee goals; for most NDA or BLAs the action date is 10 months from receipt of the NDA or BLA by the FDA. The initial FDA action at the end of the review period may be approval or a request for additional information that will be needed for approval depending on the characteristics of the drug and whether the FDA has concerns with the evidence submitted. Once our product candidates reach this stage, we will be subjected to these additional costs of time and money.

The FDA has different regulations and processes governing and regulating food products, including vitamin supplements and nutraceuticals. These products include “dietary supplements”, “food additives”, “dietary ingredients”, “medical foods”, and, most broadly, “food”. These foods products do not require the IND, NDA or BLA process outlined above. Medical foods, which are defined under the FDA’s 1988 Orphan Drug Act Amendments and are subject to the general food and safety labeling requirements of the Federal Food, Drug, and Cosmetic Act, are specially formulated and intended for the dietary management of a disease that has distinctive nutritional needs that cannot be met by normal diet alone. Medical foods are distinct from the broader category of foods for special dietary use and from traditional foods that bear a health claim. In order to be considered a medical food the product must, at a minimum:

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

Employees

As of December 31, 2015, we had 10 employees, two of whom are engaged in scientific research and technical functions and eight of whom are performing product management, sales and market planning, logistics and supply chain planning, accounting, information technology, engineering, facilities maintenance, legal and regulatory and administrative functions. Our scientific employees hold M.D. and Ph.D. degrees. We believe our relations with our employees are good.

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

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, public and private equity and debt financings and income earned on investments. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources will enable us to continue operations through approximately June 2016, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.

Moreover, as of December 31, 2015, our accumulated deficit was approximately $554.5 million, and our obligations included approximately $72.2 million (face value) under our secured debt obligations, certain of which are subject to various sales, operating and manufacturing performance criteria.

Under terms of its loan agreements, the Company is obligated to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk in October 2015. The creditor under our Loan Agreement and Reimbursement Notes has agreed to waive the obligation to extend the date by which we are required to use 50% of the $14 million received from Novo Nordisk to pre-pay certain loans and notes until April 6, 2016. However, because such pre-payment deadline has not been extended one year from December 31, 2015, we classified $7.0 million as a current liability as of December 31, 2015.

We believe that our current cash balance will provide sufficient capital to continue operations through approximately June 2016. However, if the pre-payment obligation is further extended or waived, the Company will have sufficient cash to operate through approximately June 2017. The Company’s future capital requirements beyond June 2016 (or June 2017, in the event the pre-payment obligation is further extended or waived) and its financial success depend largely on its ability to raise additional capital, including by leveraging existing and securing new partnering opportunities for Eligen B12™ and for the Eligen technology.

While our plan is to raise capital from product partnering opportunities, strategic transactions, and/or commercial operations to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ or obtain substantial cash inflows from existing or new partners or other sources prior to June 2016 (or June 2017, in the event the prepayment obligation is further extended or waived), we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2015, 2014 and 2013 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

We have a history of operating losses and we may never achieve profitability.

As of December 31, 2015, we had approximately $12.9 million in cash and cash equivalents, approximately $7.1 million in working capital deficiency, a stockholders’ deficit of approximately $151.9 million and an accumulated deficit of approximately $554.5 million. Our operating loss for the twelve months ended December 31, 2015 was approximately $18.1 million. Since our inception in 1986, we have generated significant losses from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern.

We anticipate that our existing capital resources will enable us to continue operations through approximately June 2016, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.

Under terms of its loan agreements, the Company is obligated to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk in October 2015. The creditor under our Loan Agreement and Reimbursement Notes has agreed to extend the date by which we are required to use 50% of the $14 million received from Novo Nordisk to pre-pay certain loans and notes until April 6, 2016. However, because such pre-payment deadline has not been extended beyond one year from December 31, 2015, we classified $7.0 million of the loans and notes as a current liability as of December 31, 2015.

We believe that our current cash balance will provide sufficient capital to continue operations through approximately June 2016. However, if the pre-payment obligation is further extended or waived, the Company will have sufficient cash to operate through approximately June 2017. The Company’s future capital requirements beyond June 2016 (or June 2017, in the event the pre-payment obligation is further extended or waived) and its financial success depend largely on its ability to raise additional capital, including by leverage existing and securing new partnering opportunities for Eligen B12™ and for the Eligen technology.

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

A key part of our strategy is to form collaborations with pharmaceutical companies for the licensing of our Eligen® Technology. We currently have collaborative agreements for products in clinical development with Nordisk.

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

If we are unable to maintain or enter into new collaborative arrangements with partners, we may be unable to raise sufficient capital to fund our operations.

Our collaborative partners control the clinical development of the drug candidates and may terminate their efforts at will.

Our collaborative agreements with Novartis and Novo Nordisk provide that they control the clinical development program and may terminate their programs at will for any reason and without any financial penalty or requirement to fund any further clinical studies. Novartis has discontinued all active clinical programs with us, and it is likely that it will terminate all remaining collaboration and license agreements with us in connection with those programs. We cannot make any assurance that Novartis or Novo Nordisk will continue to advance the clinical development of the drug candidates subject to collaboration.

Moreover, aside from provisions preventing the unauthorized use of our intellectual property by our collaborative partners, there is nothing in our collaborative agreements that prevent our partners from developing competing products. If one of our partners were to develop a competing product, our collaboration could be substantially jeopardized.

We cannot be sure that our plans for Eligen B12™ will be successful.

We expended substantial resources on the development of an oral dosage form of Vitamin B12 which we market as a medical food for use by B12 deficient individuals. We launched the product in March 2015 and in light of product sales levels, have determined that a strategic transaction or collaboration with a third party for oral Eligen B12™ Rx in the United States and internationally is necessary to optimize the value of the product to the company and shareholders. Our inability to enter into such a transaction or collaboration, or, if we are unable to do so, to meet our sales targets for the B12 product could have a significant material adverse effect on our business.

Moreover, our ability to meet future payment obligations under the terms of our existing indebtedness, fund continuing operations and business expansion are highly dependent upon our ability to optimize the value of the oral Eligen B12™ product in the U.S. and global markets during 2016 and in future years. We cannot assure you that we will succeed in these efforts as these involve activities (or portions of activities) that we have not previously completed and/or that are out of control. In addition, even if we continue to pursue the commercialization of the product ourselves, Vitamin B12 is available at reasonably low prices both in injections and tablet forms (as well as other forms) through a variety of distributors, sellers, and other sources. We have entered a highly competitive market with limited commercial capability. This outline of risks involved in the commercialization of our B12 product candidate is not exhaustive, but illustrative. For example, it does not include additional competitive, intellectual property, commercial, product liability, and commercial risks involved in a launch of the B12 product candidate outside the U.S. or certain of such risks in the U.S.

We may not be able to meet covenants or financial obligations detailed in certain of our debt obligations.

Our inability to meet any of the terms or covenants contained in our debt obligations could result in increased interest rates and/or accelerated the maturity of certain of these obligation. Our debt obligations are secured by a first priority lien on substantially all of our assets, and if we default on our obligations under these obligations, our assets may be foreclosed on and we would be required to cease operations.

We are highly dependent on third parties to manufacture, distribute, and sell our products.

We have hired expert commercial trade, professional sales, manufacturing, and logistics and customer services vendors to support the commercialization of our oral Eligen B12™ (1000mcg) product. The success of our commercial operations is dependent upon the ability of these vendors to provide a high level of service and support at an economical price. If we fail to attract and retain such professionals or service providers at a reasonable price, or if third parties do not successfully carry out their contractual obligations, meet expected deadlines or conduct our activities in accordance with applicable law and regulatory requirements or our stated specifications, we may not be able to, or may be delayed in our efforts to, successfully execute upon our commercial strategy.

We cannot be certain that any product that we or a partner develop will be successfully commercialized.

To be profitable, we must, either with a partner or internally, successfully research, develop, obtain regulatory approval for, manufacture, introduce, market, and distribute our products under development. The time necessary to achieve these goals for any individual pharmaceutical product is long and can be uncertain. Before we or a potential partner can commercialize a pharmaceutical product, pre-clinical (animal) studies and clinical (human) trials must demonstrate that the product is safe and effective for human use for each targeted indication. We have never successfully commercialized a drug or a nonprescription candidate and we cannot be certain that we or our current or future partners will be able to begin, or continue, planned clinical trials for our product candidates, or if we are able, that the product candidates will prove to be safe and will produce their intended effects.

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

The availability and amount of reimbursement for oral Eligen B12™ and any future products, and the manner in which government and private payers may reimburse for our products, are uncertain.

Sales of Eligen B12™ or any of our product candidates will depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers and other organizations. The future magnitude of our revenues and profitability, should we continue to commercialize the product ourselves, may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of health care. We cannot predict the effect that private sector or governmental health care reforms may have on our business, and there can be no assurance that any such reforms will not have a material adverse effect on our business, financial condition and results of operations.

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

Our products, when developed and marketed, may compete with existing parenteral or other versions of the same drug, some of which are well established in the marketplace and manufactured by formidable competitors, as well as other existing drugs. Moreover, our competitors may succeed in developing competing technologies or obtaining government approval for products before we do. Developments by others may render our product candidates, or the therapeutic macromolecules used in combination with our product candidates, noncompetitive or obsolete. At least one competitor has notified the FDA that it is developing a competing formulation of salmon calcitonin. If our products are marketed, we cannot assure you that they will be preferred to existing drugs or that they will be preferred to or available before other products in development.

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

As of December 31, 2015, our 52-week high and low closing market price for our common stock was $0.28 and $0.83, respectively.

Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

Sales of a substantial number of shares of common stock or warrants, or the perception that sales could occur, could adversely affect the market price of our common stock. Additionally, as of December 31, 2015, there were outstanding options to purchase up to 2,350,006 shares of our common stock that are currently exercisable, and additional outstanding options to purchase up to 2,350,006 shares of common stock that are exercisable over the next several years. As of December 31, 2015, 42,974,069 shares of our common stock were issuable upon the conversion of outstanding convertible notes. As of December 31, 2015, there were outstanding warrants to purchase 25,008,082 shares of our stock. The holders of these convertible securities have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other shareholders. The existence of these securities may adversely affect the terms on which we may be able to obtain additional financing. The weighted average exercise price of issued and outstanding options is $0.74 and the weighted average exercise price of warrants is $0.57, which compares to the $0.68 market price at closing on December 31, 2015. Additionally, there may be additional shares available on the market if we are required to file additional re-sale registration statements on Form S-1, including if MHR exercises its registration rights under its Registration Rights Agreement with the Company dated September 26, 2005.

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

The Company’s securities began trading on the OTCQB, an electronic quotation service maintained by the Financial Industry Regulatory Authority, effective with the open of business on Tuesday, June 9, 2009. The Company’s trading symbol has remained EMIS, however, it is our understanding that, for certain stock quote publication websites, and investors may be required to key EMIS.QB to obtain quotes.

The following table sets forth the range of high and low intra-day sale prices as reported by the OTCQB, electronic quotation service for each period indicated:

	High	Low
2014
First quarter	0.33	0.15
Second quarter	0.36	0.21
Third quarter	0.46	0.24
Fourth quarter	0.46	0.20
2015
First quarter	0.85	0.22
Second quarter	0.69	0.35
Third quarter	0.90	0.42
Fourth quarter	0.75	0.50
2016
First quarter (through March 15, 2016)	0.70	0.46

As of March 3, 2016 there were 192 stockholders of record, including record owners holding shares on behalf of an indeterminate number of beneficial owners, and 60,687,478 shares of common stock outstanding. The closing price of our common stock on March 3, 2016, was $0.55. We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan, (collectively the “Plans”), the Stock Incentive Plan for Outside Directors, and the Directors Deferred Compensation Plan:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
The Plans	6,526,250	$0.71	2,757,266
Stock Incentive Plan for Outside Directors	21,000	8.97	—

Total	6,547,250	$0.73	2,757,266

Comparative Stock Performance Graph

The graph below compares the cumulative total stockholder return through December 31, 2015, on Emisphere’s common stock with the cumulative total stockholder return of the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index, the RDG MicroCap Pharmaceutical Index, the Dow Jones U.S. Pharmaceuticals TSM index, and SIC Code: 2834 — Pharmaceutical Preparations, assuming an investment of $100 on December 31, 2010, in the Company’s common stock, and in the stocks comprising each index (with all dividends reinvested).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by our independent registered public accounting firm.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Net revenue	$411	$—	$—	$—	$—
Cost of goods sold	892	—	—	—	—
Gross profit (loss)	(481)	—	—	—	—
Costs and expenses
Research and development expenses	475	1,128	836	1,867	1,951
General and administrative expenses	5,950	5,968	6,749	4,935	5,310
Selling expenses	11,176	2,194	—	—	—
Other costs and expenses	14	15	19	19	277
Impairment of intangible asset	—	—	—	—	598

Total costs and expenses	17,615	9,305	7,604	6,821	8,136

Operating loss	(18,096)	(9,305)	(7,604)	(6,821)	(8,136)
Other Income	12	10	81	45	—
Research and development tax credit	—	—	—	—	137
Change in fair value of derivative instruments	(13,916)	(11,872)	(8,433)	8,110	28,696
Interest expense	(8,966)	(6,232)	(4,955)	(6,236)	(5,646)
Income (loss) before income tax benefit	(40,966)	(27,399)	(20,911)	(4,902)	15,051
Income tax benefit (expense)	585	2,019	(28)	2,974	—
Net income (loss)	(40,381)	(25,380)	(20,939)	(1,928)	15,051
Net income (loss) per share — basic	(0.67)	(0.42)	(0.35)	(0.03)	0.27
Net income (loss) per share — diluted	(0.67)	(0.42)	(0.35)	(0.03)	0.25

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents	$12,898	$3,683	$4,053	$1,484	$3,069
Working capital (deficit)	(7,081)	(1,694)	(1,398)	(34,745)	(33,221)
Total assets	15,810	5,988	4,979	2,176	4,221
Derivative instruments	47,966	29,920	15,509	2,089	10,199
Long-term liabilities and deferrals	109,788	86,172	74,146	31,614	31,597
Accumulated deficit	(554,520)	(514,139)	(488,759)	(467,820)	(465,892)
Stockholders’ deficit	(151,918)	(111,950)	(86,801)	(66,066)	(64,527)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Emisphere Technologies, Inc. is a commercial stage pharmaceutical and drug delivery company. We are in partnership with global pharmaceutical companies to develop new formulations of existing products, as well as new chemical entities, using our Eligen® Technology. We launched our first prescription medical food product, oral Eligen B12™ in the U.S. in March 2015, and we are currently engaged in strategic discussions to optimize its economic value in the U.S. and global markets. Beyond Eligen B12™, we utilize our proprietary Eligen® Technology to create new oral formulations of therapeutic agents. Our product pipeline includes prescription drug and medical food product candidates that are being developed in partnership or internally. Our core business strategy is to build new, high-value partnerships, to expand upon existing partnerships, to enter into a strategic transaction or alliance to realize the full economic potential of the oral Eligen B12™ product, to evaluate commercial opportunities for new prescription medical foods, and to continue to promote new uses for our Eligen® Technology.

Eligen® Technology

We are continuing to develop and expand upon the unique and improved delivery of therapeutic molecules using our Eligen® Technology. These molecules could be currently available or under development. Such molecules are usually delivered by injection; and, in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen® Technology can be applied to the oral route of administration as well as other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology makes it possible to deliver certain therapeutic molecules orally without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect. Our development efforts are conducted internally or in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market.

Eligen® Technology License Agreements

Our most advanced collaborative partner, Novo Nordisk, is using our Eligen® Technology in combination with its proprietary GLP-1 receptor agonists and insulins. On August 26, 2015, Novo Nordisk announced that it will initiate a global Phase 3a development program with oral semaglutide, a once daily oral formulation of the long-acting GLP-1 analog for the treatment of Type 2 diabetes, using our absorption-enhancing carrier, monosodium N-[8-(2-hydroxybenzoyl) amino] caprylate (“SNAC”), which is one of our Eligen® Technology delivery agents, or “carriers.” Novo Nordisk intends to initiate the Phase 3a program, which will consist of seven trials and approximately 9,300 patients with Type 2 diabetes. Novo Nordisk’s decision to initiate this global phase 3a program follows encouraging results from the proof of concept Phase 2 program and consultations with regulatory authorities. The advancement of oral semaglutide into Phase 3a development represents a significant milestone for our Eligen® Technology platform and supports our belief that products developed using our carriers have the potential to overcome bioavailability challenges commonly associated with the oral administration of peptides and certain other compounds.

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

During December 2010, Novo Nordisk also licensed the right to develop and commercialize oral formulations of its insulins using our Eligen® Technology.

We have also collaborated with Novartis AG in connection with the development and testing of oral formulations of several drug candidates. Novartis has the right to evaluate the feasibility of using our Eligen® Technology with two new compounds to assess the potential for new product development opportunities. If Novartis chooses to develop oral formulations of these new compounds using the Eligen® Technology, the parties will negotiate additional agreements. In that case, we could be entitled to receive development milestone and royalty payments in connection with the development and commercialization of these potentially new products. We will continue to concentrate on expanding our Eligen® drug delivery technology business by seeking applications with prescription molecules obtained through partnerships with other pharmaceutical companies for molecules where oral absorption is difficult yet substantially beneficial if proven. We are also working to generate new interest in the Eligen® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. Finally, we continue to pursue commercialization of product candidates developed internally. We believe that these internal candidates need to be developed with reasonable investment in an acceptable time period and with a reasonable risk-benefit profile.

Oral Eligen B12™ Rx

We launched oral Eligen B12™ Rx in March 2015 to positive physician and patient reception. From the start, we continuously evaluated the product’s sales performance and uptake in light of our current commercial and financial resources to optimize launch performance. During the fourth quarter 2015, we determined that a strategic transaction or collaboration with a third party that possesses the requisite marketing power and resources is necessary for the product to reach its full market potential in the United States and internationally. Simultaneously, we were approached by several major Pharma and Consumer Healthcare Companies expressing interest in licensing or acquiring our now on-the-market Eligen B12™ product. As a result we have concluded that we will pursue potential strategic transactions and collaborations with these suitors, and others, in order to optimize shareholder value. Additionally, these developments have also led to our decision to phase-out our small contract field force and re-prioritize our marketing resources towards more efficient non-field force promotion to preserve cash. Our core business strategy remains to continue building new, high-value partnerships and expand upon existing partnerships, optimize Eligen B12™’s economic value, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen® Technology.

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

To support our internal development programs, we implemented our commercialization strategy for the Eligen® Technology. Using extensive safety data available for our carrier, we obtained GRAS (Generally Recognized as Safe) status for SNAC, and then applied the Eligen® Technology with B12, another GRAS substance where bioavailability and absorption is difficult and improving such absorption would yield substantial benefit and value. Given sufficient time and resources, we intend to apply this strategy to develop other products. Examples of GRAS substances that may be developed into additional commercial products using this strategy include vitamins such as other B Vitamins, minerals such as iron, and other supplements such as the polyphenols and catechins, among others. We hope to expand our product portfolio globally with collaborative partners in different geographic markets.

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

As of December 31, 2015, our accumulated deficit was approximately $554.5 million. Our loss from operations was $18.1 million, $9.3 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our net loss was $40.4 million, $25.4 million and $20.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our net cash provided (outlays) from operations and capital expenditures were ($2.8), ($8.4) million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash provided include receipts of deferred revenue of $14.6, $0.0 million and $10.0 million for 2015, 2014, and 2013, respectively. Our stockholders’ deficit was $151.9 million and $111.9 million as of December 31, 2015 and 2014, respectively. On December 31, 2015 we had approximately $12.9 million cash.

As of December 31, 2015, the Company’s obligations included approximately $46.5 million (face value) under its Second Amended and Restated Convertible Notes (the “Convertible Notes”) issued to funds affiliated with MHR Fund Management LLC (collectively, “MHR”), approximately $22.8 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”) with MHR, approximately $0.8 million (face value) under its Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”) issued to MHR, and approximately $2.1 million (face value) under its Second Amended and Restated Bridge Notes (the “Bridge Notes”) issued to MHR. The Convertible Notes and the Loan Agreement are subject to various sales, operating and manufacturing performance criteria.

Under the terms of the Loan Agreement, Emisphere borrowed an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen B12™ Rx Product during 2014 and 2015. The loan facility will mature on December 31, 2019 and bears interest at a rate of 13% per year. In the event that we do not satisfy annual net sales targets of Eligen B12™ by December 31 for each fiscal year beginning 2015 through 2019, we will be in default under the Loan Agreement, provided that we are not granted a waiver of the event of default resulting from the failure to satisfy the net sales target. On November 10, 2015, MHR agreed to waive any event of default resulting from our failure to satisfy the net sales milestones for the Eligen B12™ product for the 2015 fiscal year specified in our Loan Agreement and Convertible Notes.

On October 26, 2015, we received a total payment of $14 million from Novo Nordisk pursuant to, and consisting of, $5 million as payment for entry into the Expansion License Agreement and $9 million as prepayment of a product development milestone and in exchange for a reduction in certain future royalty payments that may have become due and payable under the terms of the GLP-1 Development License Agreement.

Under terms of its loan agreements, the Company is obligated to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk. The creditor under our Loan Agreement and Reimbursement Notes has agreed to extend the date by which we are required to use 50% of the $14 million received from Novo Nordisk to pre-pay certain loans and notes until April 6, 2016. However, because such pre-payment deadline has not been extended beyond one year from December 31, 2015, we have classified $7.0 million of the loans and notes as a current liability as of December 31, 2015.

We believe that our current cash balance will provide sufficient capital to continue operations through approximately June 2016. However, if the pre-payment obligation is further extended or waived, the Company will have sufficient cash to operate through approximately June 2017. The Company’s future capital requirements beyond June 2016 (or June 2017, in the event the pre-payment obligation is further extended or waived) and its financial success depend largely on its ability to raise additional capital, including by leveraging existing and securing new partnering opportunities for Eligen B12™ and for the Eligen technology.

While our plan is to raise capital from product partnering opportunities, strategic transactions, and/or commercial operations to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ or obtain substantial cash inflows from existing or new partners or other sources prior to June 2016 (or June 2017, in the event the prepayment obligation is further extended or waived), we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2015, 2014 and 2013 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

During the year ended December 31, 2015, our cash liquidity (consisting of $12.9 million cash at December 31, 2015) increased as follows:

Cash and Cash Equivalents:

(In thousands)
At December 31, 2014	$3,700
At December 31, 2015	12,900

Increase in cash and cash equivalents	$9,200

The increase (decrease) in cash and cash equivalents is comprised of the following components for the years ended December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Proceeds from loan	$12,000	$8,000
Proceeds from collaboration, technology business tax certificate transfer program and other projects	14,600	2,000

Sources of cash and cash equivalents	26,600	10,000

Uses of cash and cash equivalents	(17,400)	(10,400)

Increase (Decrease) in cash and cash equivalents	$9,200	$(400)

During the year ended December 31, 2015, our working capital deficiency decreased by $5.3 million as follows:

	December 31,
	2015	2014	Change
	(In thousands)
Current assets	$15,774	$5,939	$9,835
Current liabilities	22,855	7,633	15,222

Working capital (deficiency)	$(7,081)	$(1,694)	$(5,387)

The increase in current assets is driven primarily by the increase in cash. The increase in current liabilities is driven primarily by the increase in fair value of derivative instruments of $7.1 million and the increase of $7.0 in the classification of current notes payables. The increase in current notes payable is a result of the the Company’s obligation under the terms of its loan agreements to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk. The creditor under our Loan Agreement and Reimbursement Notes has agreed to extend the date by which we are required to use 50% of the $14 million received from Novo Nordisk to pre-pay certain loans and notes until April 6, 2016. However, because such pre-payment deadline has not been extended beyond one year from December 31, 2015, we have classified $7.0 million of the loans and notes as a current liability as of December 31, 2015.

Primary Sources of Cash

On October 26, 2015, the Company received a total of $14 million from Novo Nordisk in connection with entering into two separate agreements: it received $9 million from entering into the third amendment to the GLP-1 License Agreement as prepayment of a product development milestone and in exchange for a reduction in certain future royalty payments; and it also received $5 million from entering into a new Development and License Agreement with Novo Nordisk (the “Expansion License Agreement”) to develop and commercialize oral formulations of four classes of Novo Nordisk’s investigational molecules targeting major metabolic disorders, including diabetes and obesity, using our oral Eligen® Technology.

On December 9, 2015, the Company received approximately $0.6 million by participating in the Technology Business Tax Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority. In 2015, the Company received an aggregate $12.0 million in proceeds pursuant to a loan agreement entered into with MHR.

Results of Operations

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

	Year Ended December 31,
	(In thousands)
	2015	2014	Change
Net revenue	$411	$—	$411
Gross profit (loss)	$(481)	$—	$(481)
Operating expenses	$17,615	$9,305	$8,310
Operating loss	$(18,096)	$(9,305)	$(8,791)
Change in fair value of derivative instruments	$(13,916)	$(11,872)	$(2,044)
Interest expense	$(8,966)	$(6,232)	$(2,734)
Other non-operating income	$12	$10	$2
Income tax benefit	$585	$2,019	$(1,434)
Net loss	$(40,381)	$(25,380)	$(15,001)

Our principal operating costs include the following items as a percentage of total expense:

	Year Ended
	December 31, 2015	December 31, 2014
Human resource costs, including benefits	18%	32%
Professional fees for legal, intellectual property, accounting and consulting	15%	34%
Sales and marketing costs, excluding human resource costs	58%	16%
Product development costs	2%	7%
Occupancy costs	1%	2%
Other	6%	9%

Operating expenses, increased by $8.3 million or 89% as a result of the following items:

(In thousands)
Increase in human resource costs	$175
Decrease in professional and consulting fees	(480)
Increase in sales and marketing costs, excluding human resource costs	8,690
Decrease in product development costs	(222)
Increase in occupancy costs	3
All other	144

Net increase	$8,310

Net revenue increased $0.4 million due to the commercial launch of Eligen B12™ in the U.S.

Gross profit (loss) was $(0.5) million due primarily to the write-off of approx. $0.7 million Eligen B12™ inventory due to obsolescence.

Human resource costs increased approximately $0.2 million due primarily to hiring our new Chief Medical Officer.

Professional and consulting fees decreased approximately $0.5 million due to reductions in legal fees and research costs.

Sales and marketing costs, excluding human resource costs increased $8.7 million due to the commercial launch of Eligen B12™ during March 2015.

Product development costs decreased approximately $0.2 million primarily due to costs associated with developing and optimizing manufacturing production of oral Eligen B12™ Rx.

Occupancy costs were substantially unchanged in 2015 compared to 2014.

All other operating costs increased approximately $0.1 million.

As a result of the factors above, Emisphere’s operating expenses were $17.6 million for the year ended December 31, 2015, which represents an increase of $8.3 million (89%) compared to operating expenses for the year ended December 31, 2014.

Other non-operating expense increased by approximately $4.8 million for the year ended December 31, 2015, in comparison to the same period last year due primarily to a $2.0 million increase in the change in the value of derivative instruments, and a $2.7 million increase in interest expense due primarily to the additional accrued interest on the restatement of the Convertible Notes following the August 2014 restructuring described above. The change in the fair value of derivative instruments for 2015 and 2014 is the result of a higher fair value of the Company’s stock price and a higher estimated future volatility at December 31, 2015 compared to December 31, 2014. Future gains and losses recognized in the Company’s operating results from changes in value of the derivative instrument liability are based in part on the fair value of the Company’s common stock which is outside the control of the Company. These potential future gains and losses could be material.

During 2015, we recognized a state income tax benefit of approximately $0.6 million as a result of proceeds from the sale of $7.1 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

As a result of the above factors, we reported a net loss of $40.4 million, which was $15.0 million (59%) higher than the net loss of $25.4 million for the year ended December 31, 2014.

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

	Year Ended December 31,
	(In thousands)
	2014	2013	Change
Net revenue	$—	$—	$—
Operating expenses	$9,305	$7,604	$1,701
Operating loss	$(9,305)	$(7,604)	$(1,701)
Change in fair value of derivative instruments	$(11,872)	$(8,433)	$(3,439)
Interest expense	$(6,232)	$(4,955)	$(1,277)
Other non-operating income	$10	$81	$(71)
Income tax benefit	$2,019	$(28)	$2,047
Net loss	$(25,380)	$(20,939)	$(4,441)

Our principal operating costs include the following items as a percentage of total expense:

	Year Ended
	December 31, 2014	December 31, 2013
Human resource costs, including benefits	32%	40%
Professional fees for legal, intellectual property, accounting and consulting	50%	44%
Product development costs	7%	2%
Occupancy costs	2%	3%
Other	9%	11%

Operating expenses, increased by $1.7 million or 22% as a result of the following items:

(In thousands)
Decrease in human resource costs	$(100)
Increase in professional and consulting fees	1,300
Increase in product development costs	400
All other	100

Net increase	$1,700

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

Revenue Recognition — We recognize revenue in accordance with FASB ASC 605-10-S99, Revenue Recognition. We sell our Oral Eligen B12™ Rx product through drug wholesalers and retail pharmacies. We recognize revenue from prescription product sales, net of sales discounts, chargebacks, and rebates. We accept returns of unsalable product from customers within a return period of six months prior to and 12 months following product expiration. Our Oral Eligen B12™ Rx product currently has a shelf life of 36 months from the date of manufacture. Given the limited history of our Oral Eligen B12™ Rx product, we currently cannot reliably estimate expected returns of the prescription products at the time of shipment. Accordingly, we defer recognition of revenue on prescription products until the right of return no longer exists, which occurs at the earlier of the time the Oral Eligen B12™ Rx product is dispensed through patient prescriptions or expiration of the right of return.

Revenue includes amounts earned from sales of our oral Eligen® B12 (100 mcg) product, collaborative agreements and feasibility studies. Revenue earned from the sale of oral Eligen® B12 (100 mcg) was recognized when the product was shipped, when all revenue recognition criteria were met in accordance with Staff Accounting Bulletin No. 104 , “Revenue Recognition” (codified under ASC 605 “Revenue Recognition”). Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for joint steering committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2015. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

As of December 31, 2015, total deferred revenue from Novo Nordisk development programs was $42.6 million, consisting of: $32.6 million from the GLP-1 Development License Agreement, comprised of the $9.0 million prepayment received October 26, 2015, the $10.0 million prepayment received April 26, 2013, the $10.0 million non-refundable license fee, $2 million milestone payment and $1.6 million in support services; $5.0 million non-refundable license fee from the Insulin Development License Agreement and $5.0 million non-refundable license fee from the Expansion License Agreement.

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

As of December 31, 2015 total deferred revenue from all Novartis development license programs was approximately $13.0 million.

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

New Accounting Pronouncements

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the furst quarter of 2018 to provide companies sufficient time to implement the standards. Early Adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. The Company is currently evaluating the impact of the new standard.

During April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material impact on our financial position, results of operations or cash flows.

During July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns

U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

During August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

During January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on our financial position, results of operations or cash flows.

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new standard.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2015.

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

Contractual Arrangements

Significant contractual obligations as of December 31, 2015 are as follows:

		Amount Due in
Type of Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Notes Payable(1)	$72,213	$7,000	$—	$16,556	$48,657
Derivative liabilities(2)	47,966	12,895	—	—	35,071
Operating lease obligations	222	148	74	—	—

Total	$120,401	$20,043	$74	$16,556	$83,728

(1)	Amounts include both principal and related interest payments.

(2)	We have issued warrants to purchase shares of our common stock which contain provisions requiring us to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. As a result, these warrants have been recorded at their fair value and are classified as current liabilities. The value and timing of the actual cash payments, if any, related to these derivative instruments could differ materially from the amounts and periods shown.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities.    At December 31, 2015, the value of derivative instruments was $48.0 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Convertible Notes, Bridge Notes, Reimbursement Notes, and Amended and Restated June 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/(Decrease)
(In thousands)
25% increase in stock price	$13,184
50% increase in stock price	$22,866
5% increase in assumed volatility	$3,603
25% decrease in stock price	$(8,689)
50% decrease in stock price	$(18,939)
5% decrease in assumed volatility	$(1,779)

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

EMISPHERE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Emisphere Technologies, Inc.

We have audited the accompanying balance sheets of Emisphere Technologies, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emisphere Technologies, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emisphere Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 29, 2016 expressed an unqualified opinion on the effectiveness of Emisphere Technologies, Inc.’s internal control over financial reporting.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and a significant stockholders’ deficit, and has limited cash availability. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RSM US LLP

New York, NY

March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Emisphere Technologies, Inc.

We have audited Emisphere Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Emisphere Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Emisphere Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Emisphere Technologies, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholder’s deficit and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 29, 2016 expressed an unqualified opinion.

RSM US LLP

New York, NY

March 29, 2016

EMISPHERE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,898	$3,683
Accounts receivable, net	455	—
Inventories	1,340	2,068
Prepaid expenses and other current assets	1,081	188

Total current assets	15,774	5,939
Equipment and leasehold improvements, net	12	25
Other assets	24	24

Total assets	$15,810	$5,988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,121	$1,846
Notes payable, related party net of related discount	7,000	—
Deferred revenue, current portion	631	—
Royalty payable — Related party	208	—
Derivative instruments:
Related party	12,690	5,548
Others	205	239

Total current liabilities	22,855	7,633
Notes payable, related party net of related discount	54,172	44,546
Derivative instruments — Related party	35,071	24,133
Deferred revenue	55,616	41,616
Deferred lease liability and other liabilities	14	10

Total liabilities	167,728	117,938

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 4,000,000 shares at December 31, 2015 and 2014; issued and outstanding at December 31, 2015 and 2014 — none	—	—
Common stock, $.01 par value; authorized 400,000,000 shares at December 31, 2015 and 2014 issued 60,977,210 shares (60,687,478 outstanding) at December 31, 2015 and 2014	610	610
Additional paid-in capital	405,944	405,531
Accumulated deficit	(554,520)	(514,139)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(151,918)	(111,950)

Total liabilities and stockholders’ deficit	$15,810	$5,988

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Net revenue	$411	$—	$—
Cost of goods sold	892	—	—

Gross profit (loss)	(481)	—	—

Costs and expenses:
Research and development	475	1,128	836
General and administrative	5,950	5,968	6,749
Selling expenses	11,176	2,194	—
Loss on disposal of fixed assets	—	—	10
Depreciation and amortization	14	15	9

Total costs and expenses	17,615	9,305	7,604

Operating loss	(18,096)	(9,305)	(7,604)

Other non-operating income (expense):
Investment and other income	12	10	81
Change in fair value of derivative instruments:
Related party	(13,950)	(12,172)	(8,491)
Others	34	300	58
Interest expense — related party	(8,966)	(6,232)	(4,955)

Total other non-operating income (expense)	(22,870)	(18,094)	(13,307)

Loss before income tax benefit (expense)	(40,966)	(27,399)	(20,911)
Income tax benefit (expense)	585	2,019	(28)

Net loss	$(40,381)	$(25,380)	$(20,939)

Net loss per share, basic and diluted	$(0.67)	$(0.42)	$(0.35)

Weighted average shares outstanding, basic and diluted	60,687,478	60,687,478	60,687,478

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(40,381)	$(25,380)	$(20,939)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14	15	9
Non-cash interest expense:
Related party	8,756	6,007	4,955
Changes in the fair value of derivative instruments:
Related party	13,950	12,172	8,491
Others	(34)	(300)	(58)
Non-cash compensation	413	231	205
Loss on disposal of fixed assets	—	—	10
Changes in assets and liabilities excluding non-cash charges:
(Increase) decrease in accounts receivable	(455)	—	1
Decrease (increase) inventories	728	(1,361)	19
(Increase) in prepaid expenses and other current assets	(893)	(43)	(473)
Decrease in security deposits	—	10	—
Increase in accounts payable, accrued expenses	274	306	615
(Decrease) increase in other current liabilities	—	(30)	30
Increase in royalty payable	208	—	—
Increase in deferred revenue	14,631	—	10,002
Increase (decrease) in deferred lease and other liabilities	4	3	(2)

Total adjustments	37,596	17,010	823,804

Net cash provided by (used in) provided by operating activities	(2,785)	(8,370)	2,865

Cash flows from investing activities:
Decrease in restricted cash	—	—	247
Purchase of fixed assets	—	—	(46)

Net cash provided by investing activities	—	—	201

Cash flows from financing activities:
Proceeds from notes payable	12,000	8,000	—
Payments for debt issue costs	—	—	(497)

Net cash provided by (used in) financing activities	12,000	8,000	(497)

Net increase (decrease) in cash and cash equivalents	9,215	(370)	2,569
Cash and cash equivalents, beginning of year	3,683	4,053	1,484

Cash and cash equivalents, end of year	$12,898	$3,683	$4,053

Non-cash investing and financing activities:
Debt discounts issued in debt modifications	$—	$—	$4,041
Conversion of accrued interest to notes payable	$8,756	$5,542	$3,031

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2015, 2014 and 2013

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Treasury Shares Amount		Total
	Shares	Amount
	(In thousands except share data)
Balance, December 31, 2012	60,977,210	$610	$405,096	$(467,820)	289,732	$(3,952)	$(66,066)

Net Loss				(20,939)			(20,939)
Stock based compensation for employees			47				47
Stock based compensation for directors			157				157

Balance, December 31, 2013	60,977,210	$610	$405,300	$(488,759)	289,732	$(3,952)	$(86,801)

Net Loss				(25,380)			(25,380)
Stock based compensation for employees			71				71
Stock based compensation for directors			160				160

Balance, December 31, 2014	60,977,210	$610	$405,531	$(514,139)	289,732	$(3,952)	$(111,950)

Net Loss				(40,381)			(40,381)
Stock based compensation for employees			164				164
Stock based compensation for directors			249				249

Balance, December 31, 2015	60,977,210	$610	$405,944	$(554,520)	289,732	$(3,952)	$(151,918)

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Nature of Operations, Risks and Uncertainties and Liquidity

Nature of Operations.

Emisphere Technologies, Inc. is a commercial stage pharmaceutical and drug delivery company. We are in partnership with global pharmaceutical companies to develop new formulations of existing products, as well as new chemical entities, using our Eligen® Technology. We launched our first prescription medical food product, oral Eligen B12™ in the U.S. in March 2015, and we are currently engaged in multiple licensing discussions to optimize its economic value in the U.S. and global markets. Beyond Eligen B12™, we utilize our proprietary Eligen ® Technology to create new oral formulations of therapeutic agents. Our product pipeline includes prescription drug and medical food product candidates that are being developed in partnership or internally.

Our core business strategy is to build new, high-value partnerships and continue to expand upon existing partnerships, pursue the global commercialization of oral Eligen B12™ to optimize its economic value, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen® Technology, a broad-based proprietary oral drug delivery platform which makes it possible to avoid injections for drug administration through the use of delivery agents, or “carriers,” which facilitate or enable transport of therapeutic molecules, including large peptides and proteins, across biological membranes such as those of the gastrointestinal tract.

Risks and Uncertainties. The Company has no prescription drug products currently approved for sale by the U.S. FDA. There can be no assurance that our research and development will be successfully completed, that any products developed which require regulatory approvals will obtain necessary approvals or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors. We are highly dependent upon the commercial success of oral Eligen B12™ Rx and cannot be sure that our plans will be successful. We have limited capital resources and significant commitments and obligations.

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, our business will require substantial additional investment that we have not yet secured.

As of December 31, 2015, our accumulated deficit was approximately $554.5 million. Our loss from operations was $18.1 million, $9.3 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our net loss was $40.4 million, $25.4 million and $20.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our net cash provided (outlays) from operations and capital expenditures were ($2.8), ($8.4) million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash provided (outlays) include receipts of deferred revenue of $14.6, $0.0 million and $10.0 million for 2015, 2014, and 2013, respectively. Our stockholders’ deficit was $151.9 million and $111.9 million as of December 31, 2015 and 2014, respectively. On December 31, 2015 we had approximately $12.9 million in cash.

As of December 31, 2015, the Company’s obligations included approximately $46.5 million (face value) under its Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $22.8 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.8 million (face value) under its Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $2.1 million (face value) under its Second Amended and Restated Bridge Notes (the “Bridge Notes”). The Convertible Notes and the Loan Agreement are subject to various sales, operating and manufacturing performance criteria.

Under the terms of the Loan Agreement, described in Note 7 to the Financial Statements, Emisphere borrowed an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of its oral Eligen B12™ Rx Product. The loan facility will mature on December 31, 2019 and bears interest at a rate of

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

13% per year. The first borrowing under the Loan Agreement occurred on August 20, 2014, in an original principal amount of $5.0 million, the second occurred on November 4, 2014 in an original principal amount of $3.0 million, the third occurred on January 6, 2015 in an original principal amount of $5.0 million, the fourth occurred on April 6, 2015 in an original principal amount of $5.0 million, and the fifth and final borrowing occurred on July 1, 2015 in an original principal amount of $2.0 million. In the event that we do not satisfy annual net sales targets of Eligen B12™ by December 31 for each fiscal year beginning 2015 through 2019, we will be in default under the Loan Agreement, provided that we are not granted a waiver of the event of default resulting from the failure to satisfy the net sales target. On November 10, 2015, the creditor under our Loan Agreement and Convertible Notes agreed to waive any event of default resulting from our failure to satisfy the net sales milestones for the Eligen B12™ product for the 2015 fiscal year specified in our Loan Agreement and Convertible Notes.

On October 26, 2015, we received a total payment of $14 million from Novo Nordisk pursuant to, and consisting of, $5 million as payment for entry into the Expansion License Agreement and $9 million as payment in connection with the third amendment to the GLP-1 License Agreement.

Under terms of its loan agreements, the Company is obligated to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk. The creditor under our Loan Agreement and Reimbursement Notes has agreed to extend the date by which we are required to use 50% of the $14 million received from Novo Nordisk to pre-pay certain loans and notes until April 6, 2016. However, because such pre-payment deadline has not been extended beyond one year from December 31, 2015, we have classified $7.0 million as a current liability as of December 31, 2015.

We believe that our current cash balance will provide sufficient capital to continue operations through approximately June 2016. However, if the pre-payment obligation is further extended or waived, the Company will have sufficient cash to operate through approximately June 2017. The Company’s future capital requirements beyond June 2016 (or June 2017, in the event the pre-payment obligation is further extended or waived) and its financial success depend largely on its ability to raise additional capital, including by leveraging existing and securing new partnering opportunities for Eligen B12™ and for the Eligen technology.

While our plan is to raise capital from product partnering opportunities, strategic transactions, and/or commercial operations to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ or obtain substantial cash inflows from existing or new partners or other sources prior to June 2016 (or June 2017, in the event the prepayment obligation is further extended or waived), we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2015, 2014 and 2013 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant estimates include accrued expenses, the variables and method used to calculate stock-based compensation, derivative instruments and deferred taxes.

Reclassification.    Certain prior year amounts have been reclassified to conform to current year presentation.

Concentration of Credit Risk.    Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash, cash equivalents, restricted cash and investments. We invest excess funds in accordance with a policy objective seeking to preserve both liquidity and safety of principal. We generally invest our excess funds in obligations of the U.S. government and its agencies, bank deposits, money market funds, and investment grade debt securities issued by corporations and financial institutions. We hold no collateral for these financial instruments. Concentration of credit risk with respect to our trade accounts receivable from our customers is primarily limited to drug wholesalers and retail pharmacies. Credit is extended to our customers based on an evaluation of a customer’s financial condition, and collateral is not required.

Cash, Cash Equivalents, and Investments.    We consider all highly liquid, interest-bearing instruments with original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds. Our investment policy requires that commercial paper be rated A-1, P-1 or better by either Standard and Poor’s Corporation or Moody’s Investor Services or another nationally recognized agency and that securities of issuers with a long-term credit rating must be rated at least “A” (or equivalent). As of December 31, 2015, we held no investments.

Trade Accounts Receivable and Allowance for Doubtful Accounts.    Trade accounts receivable are customer obligations due under normal trade terms. We review accounts receivable for uncollectible accounts and provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We consider trade accounts receivable past due for more than 90 days to be delinquent. We write off delinquent receivables against our allowance for doubtful accounts based on individual credit evaluations, the results of collection efforts, and specific circumstances of customers. We record recoveries of accounts previously written off when received as an increase in the allowance for doubtful accounts. To the extent data we use to calculate these estimates does not accurately reflect bad debts; adjustments to these reserves may be required. The allowance for doubtful accounts at December 31, 2015 and 2014 was $9 thousand $0, respectively.

Inventory.    Inventories are stated at the lower of cost or market determined by the first in, first out method. The Company’s inventories are analyzed for slow moving and expired items no less frequently than quarterly and the valuation allowance is adjusted as required. Provisions are recorded for excess inventory which requires management’s judgment. Conditions impacting the realizability of inventory could cause actual write-offs to be materially different than provisions for excess inventory. As of December 31, 2015 and 2014 the Company’s inventory reserve was $691,000 and $0, respectively.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for Joint Steering Committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2015. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Advertising Expenses.    We expense advertising costs as incurred. Advertising expense was approximately $0.7 million, $0.0 million and $0.0 million, during the years ended December 31, 2015, 2014 and 2013, respectively and is included in selling expenses on the Statement of Operations.

Fair Value of Financial Instruments.    The carrying amounts for cash, cash equivalents, accounts payable, accounts receivable, and accrued expenses approximate fair value because of their short-term nature. At December 31, 2015, the carrying value of the Second Amended and Restated Convertible Notes, Second Amended and Restated Reimbursement Notes, Second Amended and Restated Bridge Notes and Loan Agreement was $61.2 million, which reflects its original cost plus accrued interest. See Note 7 for further discussion of the notes payable.

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

Future Impact of Recently Issued Accounting Standards

New Accounting Pronouncements

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early Adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. The Company is currently evaluating the impact of the new standard.

During April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material impact on our financial position, results of operations or cash flows.

During July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

During August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

During January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on our financial position, results of operations or cash flows.

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new standard.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

3.    Inventory

Inventory consists of the following:

	December 31,
	2015	2014
	(In thousands)
Raw Materials	$558	$1,350
Work-in-process	—	718
Finished Goods	782	—

Total	$1,340	$2,068

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2015	2014
	(In thousands)
Prepaid corporate insurance	$93	$53
Deposit on inventory	184	—
Prepaid expenses and other current assets	804	135

	$1,081	$188

5.    Fixed Assets

Equipment and leasehold improvements, net, consists of the following:

	December 31,
	Useful Lives In Years	2015	2014
		(In thousands)
Equipment	3-7	$601	$601
Leasehold improvements	Term of lease	27	27

		628	628
Less, accumulated depreciation and amortization		616	603

		$12	$25

Depreciation expense for the years ended December 31, 2015, 2014 and 2013, was $14 thousand, $15 thousand and $9 thousand, respectively.

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2015	2014
	(In thousands)
Accounts payable	$1,762	$530
Accrued legal, professional fees and other	304	1,262
Accrued vacation	55	54

	$2,121	$1,846

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.    Notes Payable

Notes payable, net of related discounts, consists of the following:

	December 31, 2015
		2014
	(in thousands)
Convertible Notes	$37,450	$35,332
Loan Agreement	22,801	8,307
Reimbursement Notes	755	636
Bridge Notes	166	271

	61,172	44,546
Less: Current portion	7,000	—

Non-current Notes payable, net of related discounts	$54,172	$44,546

Loan Agreement. On August 20, 2014, the Company entered into a series of agreements (the “Transaction Documents”) with MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, and MHR Institutional Partners IIA LP, (collectively, “MHR” or the “Lenders”), for a new loan facility, an extension of the Company’s existing obligations under various promissory notes previously issued to the Lenders, and for payment by the Company of certain royalties to MHR (the “Transaction”).

The Loan Agreement provides for, among other things, a commitment (the “Commitment”) of the Lenders to loan the Company up to $20 million to finance the development, manufacturing, marketing and sale of oral Eligen B12™ Rx (the “B12 Product”). The Loan Agreement provides for five borrowings (each, a “Borrowing”, and collectively, the “Loan”). The first Borrowing occurred on August 20, 2014 in an original principal amount of $5 million, the second occurred on November 4, 2014, in an original principal amount of $3 million, the third occurred on January 6, 2015 in an original principal amount of $5.0 million, the fourth occurred on April 6, 2015 in an original principal amount of $5.0 million, and the fifth and final borrowing occurred on July 1, 2015 in an original principal amount of $2.0 million. In addition, as described below, if the Company does not have sufficient cash in excess of the Minimum Cash Balance to pay any Royalties that become due under the Royalty Agreement in cash, such Royalties will be paid as an additional Loan under the Loan Agreement by increasing the principal amount outstanding under the Loan Agreement (any such Loan, “Paid-In-Kind Royalties”). The “Minimum Cash Balance” generally means cash on hand (plus certain cash expenditures during such fiscal year that are unrelated to the B12 Product or related products) of at least $10 million (or $15 million, under certain circumstances beginning as early as October 1, 2015), subject to certain permitted deductions. On December 31, 2015, the Company had a $12.6 million cash balance, greater than the $10 million Minimum Cash Balanuce as defined under the Loan Agreement, therefore $0.2 million Royalties payable under the Royalty Agreement for 2015 were due in cash. MHR has agreed to extend the date by which we are required to make the $0.2 million Royalty payment in cash under the terms of the Royalty Agreement until April 6, 2016.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In connection with the cash proceeds of $14 million from Novo Nordisk in October 2015, the Company was obligated to pre-pay $0.8 million of the Reimbursement Notes and $6.2 million of the Loans on November 26, 2015. The creditor under our Loan Agreement and Reimbursement Notes has agreed to extend the date by which we are required to pre-pay such amounts under the Loan Agreement and Reimbursement Notes until April 6, 2016. However, because such pre-payment deadline has not been extended beyond one year from December 31, 2015, we have classified $0.8 million of the Reimbursement Notes and $6.2 million of the Loans as a current liability as of December 31, 2015 in the accompanying balance sheet. In connection with the entry into the Loan Agreement, on August 20, 2014, the Lenders and the Company further amended and restated (i) the Convertible Notes issued by the Company to certain of the Lenders, (ii) the Bridge Notes issued by the Company to certain of the Lenders, and (iii) the Reimbursement Notes (and, together with the Convertible Notes and Bridge Notes, the “MHR Notes”). Also, in connection with the entry into the Loan Agreement and the amendment and restatement of the MHR Notes, Institutional Partners IIA and the Company have amended the Pledge and Security Agreement, dated September 26, 2005, as amended, by and between the Company and Institutional Partners IIA to, among other things, secure the Reimbursement Notes and payments due under the Loan Agreement with substantially all of the Company’s assets, and secure the payments due under the Royalty Agreement and Paid-In-Kind Royalties due under the Loan Agreement with the Company’s intellectual property relating to the B12 Products and related products. As of December 31, 2015, the principal balance of the Loan agreement was $22.8 million.

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

The August 20, 2014 amended and restated Convertible Notes provide for a maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones specified in the Convertible Notes). The interest rate is 13% per annum, compounded monthly, which interest will be payable in the form of additional

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Convertible Notes. The Convertible Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. After all principal and interest under the Loan Agreement and Reimbursement Notes are repaid, the remaining Convertible Notes must be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of the Company’s adjusted consolidated free cash flow (75% of the Company’s adjusted consolidated free cash flow in any year in which the Company’s adjusted consolidated free cash flow exceeds $50 million) to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance. The Convertible Notes are convertible, at the option of the holders, at a conversion price of $1.25 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Convertible Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. If we fail to meet our obligations under the terms of the Convertible Notes, or fail to meet any of the sales, operating or manufacturing performance criteria included in the Convertible Notes, we would be in default under these notes, which would give MHR the option of foreclosing on substantially all of our assets. As of December 31, 2015, the principal balance of the Convertible Notes was $46.5 million; and the Convertible Notes were convertible into 37,233,561 shares of our common stock.

The Company is required to satisfy annual net sales targets of Eligen B12™ by December 31 for each fiscal year beginning 2015 through 2019 pursuant to the terms of the Loan Agreement and Convertible Notes. Failure to satisfy the sales targets will result in an event of default under these instruments, provided that the Company is not granted a waiver. On November 10, 2015, the Lenders agreed to waive any event of default resulting from the failure to satisfy the net sales milestones for the Eligen B12™ product for the 2015 fiscal year specified in the Loan Agreement and Convertible Notes.

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

The Reimbursement Notes provide for a maturity date of the earlier of (a) March 31, 2022 and (b) immediately prior to the time that any amounts outstanding under the Loan Agreement are repaid (subject to acceleration upon the occurrence of certain events of default specified in the Reimbursement Notes), and bear interest at the rate of 10% per annum, compounded monthly, which interest is payable in the form of additional Reimbursement Notes. The Reimbursement Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Reimbursement Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Reimbursement Notes must also be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below. As of December 31, 2015, the principal balance of the Reimbursement Notes was $0.8 million; and the Reimbursement Notes were convertible into 1,510,682 shares of our common stock.

In connection with the cash proceeds of $14 million from Novo Nordisk in October 2015, the Company was obligated to pre-pay $0.8 million of the Reimbursement Notes and $6.2 million of the Loans on November 26, 2015. The creditor under the Reimbursement Notes and Loan Agreement has agreed to extend the date by which

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

we are required to pre-pay such amounts under the Reimbursement Notes and Loan Agreement until April 6, 2016. However, because such pre-payment deadline has not been extended beyond one year from December 31, 2015, we have classified $0.8 million of the Reimbursement Notes and $6.2 million of the Loans as a current liability as of December 31, 2015 in the accompanying balance sheet.

Bridge Notes. On October 17, 2012, the Company issued to MHR the predecessor to the Bridge Notes in the aggregate principal amount of $1,400,000. The original Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. The Bridge Notes were amended and restated on May 7, 2013 and restated again on August 20, 2014 as described below.

The Bridge Notes provide for a maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain events of default specified) and bear interest at 13% per year, compounded monthly and payable in the form of additional Bridge Notes. The Bridge Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Bridge Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Bridge Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. As of December 31, 2015, the principal balance of the Bridge Notes was $2.1 million; and the Reimbursement Notes were convertible into 4,229,826 shares of our common stock.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Additional fees paid by Emisphere in connection with the Loan Agreement, MHR Notes and the Royalty Agreement included the reimbursement of $225 thousand of MHR’s professional fees associated with the transaction, which was recorded as interest expense for the year ended December 31, 2014.

In 2014, we accounted for the modifications to the Company’s obligations to MHR evidenced by the MHR Notes as a troubled debt restructuring under FASC ASC 470-60. As there was only a modification of terms to the existing debt and we did not transfer any assets or equity in a settlement to MHR no gain or loss was recorded on the transaction. The change in cash outflows resulting from the modification of terms are accounted for on a prospective basis.

The carrying value of the MHR Obligations is comprised of the following:

	December 31,
	2015	2014
	(in thousands)
Amended and Restated Convertible Notes	$46,542	$40,897
Loan Agreement	22,801	8,307
Amended and Restated Reimbursement Notes	755	683
Amended and Restated Bridge Notes	2,115	1,855
Unamortized discounts	(11,041)	(7,196)

	$61,172	$44,546

8.    Derivative Instruments

Derivative instruments consist of the following:

	December 31,
	2015	2014
	(in thousands)
Convertible Notes	$30,823	$21,501
Reimbursement Notes	1,118	705
Bridge Notes	3,130	1,926
Amended and Restated August 2009 Warrants	2,142	930
Amended and Restated June 2010 MHR Warrants	552	282
Amended and Restated August 2010 Warrants	1,507	654
August 2010 Investor Warrants*	—	29
Amended and Restated August 2010 MHR Waiver Warrants	560	243
Amended and Restated July 2011 Warrants	1,729	750
July 2011 Investor Warrants	205	210
Amended and Restated July 2011 MHR Waiver Warrants	456	198
May 2013 MHR Modification Warrants	5,744	2,492

	$47,966	$29,920

*	These warrants expired August 2015.

Some of the Company’s outstanding derivative instruments have an exercise price reset feature. The estimated fair value of warrants and embedded conversion features that have an exercise price reset feature is estimated using the Monte Carlo valuation model. The estimated fair value of warrants that do not contain an

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

exercise price reset feature is measured using the Black-Scholes valuation model. Inherent in both of these models are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield. For the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.

Embedded Conversion Feature of MHR Notes. The Convertible Notes, the Reimbursement Notes, and the Bridge Notes (collectively, the “MHR Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the MHR Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the MHR Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability associated with the Convertible Notes and the Bridge Notes has been presented as a non-current liability as of December 31, 2015 and 2014, to correspond to their host contract.

Convertible Notes. In addition to the foregoing, the adjustment provision of the Convertible Notes does not become effective unless and until the Company were to raise $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. The fair value of the embedded conversion feature of the Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair values as of December 31, 2015 and 2014, are as follows:

	December 31, 2015	December 31, 2014
Closing stock price	$0.68	$0.28
Conversion price	$1.25	$1.25
Expected volatility	143%	140%
Remaining term (years)	6.25	7.25
Risk-free rate	1.95%	1.97%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Convertible Notes increased $5.7 million, $8.9 million and $10.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, which amounts have been recognized in the accompanying statements of operations.

Reimbursement Notes. The fair value of the embedded conversion feature of the Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Closing stock price	$0.68	$0.28
Conversion price	$0.50	$0.50
Expected volatility	143%	140%
Remaining term (years)	6.25	7.25
Risk-free rate	1.95%	1.97%
Expected dividend yield	0%	0%

The fair value of the embedded conversion of the Reimbursement Notes increased $0.3 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively, and decreased $0.1 million from its

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

inception date of May 7, 2013 through December 31, 2013, which has been recognized in the accompanying statements of operations.

Bridge Notes. The fair value of the embedded conversion feature of the Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Closing stock price	$0.68	$0.28
Conversion price	$0.50	$0.50
Expected volatility	143%	140%
Remaining term (years)	6.25	7.25
Risk-free rate	1.95%	1.97%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Bridge Notes increased $0.8 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively, and decreased $0.1 million from its inception date of May 7, 2013 through December 31, 2013, which has been recognized in the accompanying statements of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated the Original Warrants such that the expiration date of the Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2010 Warrants”, The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24 month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of December 31, 2015 and 2014, are as follows:

	December 31, 2015	December 31, 2014
Closing stock price	$0.68	$0.28
Conversion price	$0.50	$0.50
Expected volatility	136%	160%
Remaining term (years)	3.52	4.52
Risk-free rate	1.42%	1.51%
Expected dividend yield	0%	0%

The fair value of the Amended and Restated June 2010 MHR Warrants increased $0.3 million, $32 thousand and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. These fluctuations have been recognized in the accompanying statements of operations.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stocks at various times from 2009 through 2011, as described more

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

fully below (the August 2009 Warrants, August 2010 Warrants, August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”) . Under the terms of each of the Amended and Restated Warrants, as well as the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value the Original Warrants as of December 31, 2015 and 2014, are as follows:

	December 31, 2015	December 31, 2014
Closing stock price	$0.68	$0.28
Conversion price	$0.50	$0.50
Expected volatility	141%	161%
Remaining term (years)	3.52	4.52
Risk-free rate	1.31%	1.65%
Expected dividend yield	0%	0%

The fair value of the Original Warrants increased $3.8 million, $1.0 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

August 2010 Investor Warrants. Also in connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. On August 26, 2015, the remaining August 2010 Warrants expired. The assumptions used in computing the fair value of the remaining August 2010 Warrants as of December 31, 2014, are as follows:

December 31, 2014
Closing stock price	$0.28
Conversion price	$1.26
Expected volatility	116%
Remaining term (years)	0.65
Risk-free rate	0.12%
Expected dividend yield	0%

The fair value of the August 2010 Investor Warrants decreased $29 thousand for the period January 1, 2015 through their expiration on August 26, 2015 and decreased by $0.1 million in each of the years ended December 31, 2014 and 2013 which has been recognized in the accompanying statements of operations.

July 2011 Investor Warrants. Also in connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). The July

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2011 Warrants are exercisable at $1.09 per share and expire July 6, 2016. The assumptions used in computing the fair value of the July 2011 Warrants as of December 31, 2015 and 2014, are as follows:

	December 31, 2015	December 31, 2014
Closing stock price	$0.68	$0.28
Conversion price	$1.09	$1.09
Expected volatility	88%	122%
Remaining term (years)	0.51	1.51
Risk-free rate	0.49%	0.67%
Expected dividend yield	0%	0%

The fair value of the July 2011 Investor Warrants decreased $5 thousand and $0.2 million for the years ended December 31, 2015 and 2014, respectively, and increased $28 thousand for the year ended December 31, 2013, which has been recognized in the accompanying statements of operations.

2013 Restructuring Warrants. The Company issued to MHR warrants to purchase 10 million shares of its common stock (the “2013 Restructuring Warrants”) as part of the Restructuring. The assumptions used in computing the fair value of the 2013 Restructuring Warrants as of December 31, 2015 and 2014, are as follows:

	December 31, 2015	December 31, 2014
Closing stock price	$0.68	$0.28
Conversion price	$0.50	$0.50
Expected volatility	141%	161%
Remaining term (years)	3.52	4.52
Risk-free rate	1.31%	1.65%
Expected dividend yield	0%	0%

The fair value of the 2013 Restructuring Warrants increased $3.3 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively, and decreased by $0.5 million from its inception date of May 7, 2013, through December 31, 2013, which has been recognized in the accompanying statements of operations.

9.    Income Taxes

The components of our income tax benefit in 2015 and 2014 are as follows:

	2015	2014
Current Tax Benefit
Federal	$—	$—
State	(585)	(2,019)

	(585)	(2,019)

Deferred Tax Expense (Benefit)
Federal	—	—
State	—	—

	—	—

Total Tax Benefit	$(585)	$(2,019)

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, we have available unused federal net operating loss (NOL) carry-forwards of $357 million, which will expire in various years from 2018 to 2035. We have New York NOL carry-forwards of $294 with the remainder expiring in various years from 2018 through 2035. We have New Jersey NOL carry-forwards of $3.1 million, which will expire in various years from 2023 through 2035.

As of December 31, 2015, we have Research and Development tax credit carryforwards of $11 million which will expire in various years from 2018 to 2032.

The effective rate differs from the statutory rate of 34% for 2015, 2014 and 2013 primarily due to the following:

	2015	2014	2013
Statutory Rate on pre-tax book loss	(34.00%)	(34.00%)	(34.00%)
Stock option issuance	0.14%	0.09%	0.08%
Sale of NJ NOL’s	1.05%	2.51%	0.00%
Disallowed interest	0.10%	0.51%	3.57%
Derivatives	11.72%	14.75%	13.71%
Expired net operating losses and credits	0.00%	2.74%	41.83%
Utilization of net operating loss	0.00%	0.00%	(2.86%)
State Tax benefit of Sale of NJ NOL	(1.45%)	(7.37%)	0.00%
State Tax benefit — other	(3.85%)	(2.82%)	6.21%
True-ups and adjustments	(0.57%)	0.02%	0.44%
Change in federal valuation allowance	25.42%	16.22%	(28.85%)

	(-1.44%)	(7.35%)	0.13%

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carryforwards as of December 31, 2015 and 2014 is as follows:

Deferred tax assets and valuation allowance:

	December 31,
	2015	2014
	(in thousands)
Current deferred tax asset:
Accrued liabilities	$111	$23
Valuation allowance	(111)	(23)

Net current deferred tax asset	—	—

Non-current deferred tax assets:
Fixed and intangible assets	11	9
Net operation loss carry-forwards	122,205	121,180
AMT credit carry-forwards	74	74
Capital loss and charitable carry-forwards	13	9
Research and experimental tax credits	11,021	11,021
Stock compensation	586	486
Deferred revenue	22,213	16,621
Interest	6,870	3,414
Valuation allowance	$(162,993)	$(152,814)

Net non-current deferred tax asset	—	—

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

We apply the provisions of ASC 740-10-25 which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at December 31, 2015.

The Company’s 2012, 2013 and 2014 Federal, New York and New Jersey tax returns remain subject to examination by the respective taxing authorities. In addition, net operating losses and research tax credits arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.    Stockholders’ Deficit

Our certificate of incorporation provides for the issuance of 4,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of December 31, 2015 and 2014, there were no shares of preferred stock outstanding.

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

On June 5, 2014, the Company filed with the Secretary of the State of Delaware a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of common stock from 200,000,000 to 400,000,000 shares and increasing the number of authorized shares of preferred stock from 2,000,000 to 4,000,000 shares.

11.    Stock-Based Compensation Plans

Total compensation expense recorded during the years ended December 31, 2015, 2014 and 2013 for share-based payment awards was $0.4 million, $0.2 million and $0.2 million, respectively. At December 31, 2015, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $0.5 million, which is expected to be recognized over a weighted-average period of 2.12 years. No tax benefit was realized due to a continued pattern of operating losses. We have a policy of issuing new shares to satisfy share option exercises. No options were exercised during the years ended December 31, 2015 and 2014.

During the year ended December 31, 2015, the Company granted 1,785,000 options which included: 40,000 options to Michael Garone, Chief Financial Officer (valued on the grant date of January 14, 2015 at $0.34 using the Black Scholes pricing model); 175,000 options to Timothy Rothwell, Chairman of the Board, 75,000 options to each of the Company’s outside directors, 300,000 options to Alan L. Rubino, President and Chief Executive Officer, 150,000 options to Carl Sailer, Vice President, Sales and Marketing, and an additional 40,000 options to Michael Garone, Chief Financial Officer (valued on the grant date of March 3, 2015 at $0.55 using the Black Scholes pricing model); 250,000 options to non-executive employees and consultants (valued on the grant date of

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

March 6, 2015 at $0.59 using the Black Scholes pricing model); an additional 40,000 options to each of the Company’s outside directors (valued on the grant date of May 20, 2015, at $0.50); an additional 175,000 options to Timothy Rothwell, Chairman of the Board, (valued on the grant date of September 14, 2015 at $0.60 using the Black Scholes pricing model); and an additional 40,000 options to Carl Sailer, Vice President, Sales and Marketing, (valued on the grant date of October 15, 2015 at $0.59 using the Black Scholes pricing model).

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

The following weighted-average assumptions were used for grants made under the stock option plans for the years ended December 31, 2015, 2014 and 2013:

	2015
	Directors	Executives	Employees
Expected volatility	147.57-148.95%	145.87-148.05%	148.06%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.83-1.93%	1.58-1.90%	1.99%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

	2014
	Directors	Executives	Employees
Expected volatility	143.09-145.11%	142.69%	145.03%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.97-2.20%	2.22%	1.75%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

	2013
	Directors	Executives	Employees
Expected volatility	138.29-141.54%	134.9%	134.9-141.98%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.45-2.24%	1.21%	1.21-2.03%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

Stock Option Plans.    On April 20, 2007, the stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of 9,253,876 shares as follows: 7,500,000 new shares, 1,352,806 shares remaining and transferred from the

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors (the “Directors Stock Plan”). In addition, shares cancelled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan, once registered. As of December 31, 2015 2,757,266 shares remain available for issuance under the 2007 Plan. Generally, the options vest at the rate of 20% per year and expire within a five-to-ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans.

The Company also has grants outstanding under its expired and terminated 2000 Stock Option Plan (the “2000 Plan”). Under our 2000 Plan a maximum of 1,945,236 shares of our common stock were available for issuance. The 2000 Plan was available to employees, directors and consultants. The 2000 Plan provides for the grant of either ISOs, as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. Generally, the options vest at the rate of 20% per year and expire within a five- to ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans. As of December 31, 2015, 55,600 options remained outstanding under the 2000 Plan.

Transactions involving stock options awarded under the Plans described above during the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2012	4,150,410	$1.07	8.4	$1,076
Granted	505,000	$0.20
Expired	(88,000)	$3.03
Forfeited	(226,660)	$1.61

Outstanding at December 31, 2013	4,340,750	$0.90	7.8	$56
Granted	495,000	$0.31
Expired	(2,000)	$5.20
Forfeited	(13,000)	$0.67

Outstanding at December 31, 2014	4,820,750	$0.84	7.1	$223
Granted	1,785,000	$0.57
Expired	(58,500)	$4.81

Outstanding at December 31, 2015	6,547,250	$0.73	7.0	$969

Vested and exercisable at December 31, 2015	4,197,244	$0.79	6.2	$874

Vested and expected to vest at December 31, 2015	6,211,254	$0.74	7.0	$959

The weighted-average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 and was $0.54, $0.29 and $0.19, respectively.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Transactions involving stock options awarded under the Directors Stock Plan during the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2012	42,000	$5.93	1.9
Expired	(21,000)	$2.89

Outstanding at December 31, 2013	21,000	$8.97	2.7

Outstanding at December 31, 2014	21,000	$8.97	1.4

Outstanding at December 31, 2015	21,000	$8.97	0.4

Vested and Exercisable at December 31, 2015	21,000	$8.97	0.4	$—

Non-Plan Options.    Our Board of Directors previously granted options (“Non-Plan Options”) to two consultants. The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date).

Transactions involving awards of Non-Plan Options during the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
(In thousands)
Outstanding at December 31, 2012	5,000	$3.15	0.5
Expired	(5,000)	3.15

Outstanding at December 31, 2013	—	$—	—

Outstanding at December 31, 2014	—	$—	—

Outstanding at December 31, 2015	—	$—	—

Vested and Exercisable at December 31, 2015	—	$—	—	$—

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

All of our collaborative agreements are subject to termination by our corporate partners without significant financial penalty to them. Milestone and upfront payments received in connection with these agreements was $14.0 million, $0.0 million, and $10.0 million in the years ended December 31, 2015, 2014 and, 2013, respectively. There were no expenses incurred in connection with these agreements in the years ended December 31, 2015, 2014 and 2013. Significant agreements are described below.

Novo Nordisk Agreements

GLP-1 License Agreement

On June 21, 2008, we entered into an exclusive Development and License Agreement with Novo Nordisk pursuant to which Novo Nordisk will develop and commercialize oral formulations of Novo Nordisk proprietary products in combination with Emisphere carriers (the “GLP-1 License Agreement”). Emisphere received approximately $32.6 million as of December 31, 2015, and could receive up to an additional $60 million in contingent product development and sales milestone payments under the terms of the GLP-1 License Agreement. Emisphere would also be entitled to receive royalties on sales in the event Novo Nordisk commercializes products developed under such agreement. Under the terms of the GLP-1 License Agreement, Novo Nordisk is responsible for the development and commercialization of the products. Initially Novo Nordisk is focusing on the development of oral formulations of its proprietary GLP-1 receptor agonists. In January 2010, Novo Nordisk had its first Phase I clinical trial with a long acting oral GLP-1 receptor agonist. This milestone released a $2 million payment to Emisphere.

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

On October 14, 2015, we amended the GLP-1 License Agreement for a third time to provide for, among other things, a payment of $9.0 million to us from Novo Nordisk as prepayment of a product development milestone that would have otherwise become payable to the Company under the GLP-1 License Agreement and in exchange for a reduction in certain future royalty payments. The $9.0 million payment from Novo Nordisk was received October 26, 2015, and recorded as deferred revenue.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, total deferred revenue from the GLP-1 License Agreement was $32.6 million, comprised of the $9.0 million prepayment received October 26, 2015, the $10.0 million prepayment received April 26, 2013, the $10.0 million non-refundable license fee, $2 million milestone payment and $1.6 million in support services; compared to total deferred revenue of $23.6 million as of December 31, 2014.

Expansion License Agreement

On October 14, 2015, we also entered into a new Development and License Agreement with Novo Nordisk (the “Expansion License Agreement”) to develop and commercialize oral formulations of four classes of Novo Nordisk’s investigational molecules targeting major metabolic disorders, including diabetes and obesity, using our oral Eligen® Technology. Under the terms of the Expansion License Agreement, we licensed to Novo Nordisk the exclusive right to develop potential product candidates in three molecule classes, and the non-exclusive right to develop potential product candidates in a fourth molecule class, using the Eligen® Technology. Pursuant to the Expansion License Agreement, we received a $5.0 million upfront licensing fee, and are eligible to receive up to $62.5 million in development and sales milestone payments for each of the three exclusively licensed molecule classes, and up to $20 million in development milestone payments for the non-exclusively licensed molecule class. Additionally, we are eligible to receive royalties on sales of each successfully commercialized product. Novo Nordisk is solely responsible for the development and commercialization of all product candidates. In addition, Emisphere granted Novo Nordisk the option to obtain exclusive and non-exclusive rights to develop and commercialize oral formulations of additional investigational molecules for the treatment of diabetes, obesity, and indications in other important therapeutic areas using the Eligen® Technology. If Novo Nordisk exercises its option to develop and commercialize any additional investigational molecules, we would be entitled to receive an additional payment upon the exercise of each option for exclusive or non-exclusive development rights for each molecule class. We are eligible to receive up to $62.5 million in development and sales milestone payments for each additional exclusively licensed molecule class, and up to $20 million in development milestone payments for each additional non-exclusively licensed molecule class, plus royalties on sales of each commercialized product. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of a licensed product in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. Novo Nordisk may terminate this agreement with 90 days prior notice. We may terminate this agreement in the event that Novo Nordisk challenges the validity of any licensed patent under the agreement, but only with respect to the patents belonging to the patent family of the challenged patent. Either party may also terminate the agreement upon the other party’s material breach, if not cured within a specified period of time. Upon a termination of the agreement by Emisphere for Novo Nordisk’s breach, all intellectual property rights conveyed under the agreement shall revert back to us.

As of December 31, 2015, total deferred revenue from the Expansion License Agreement was $5.0 million, comprised of the non-refundable, non-creditable license fee.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2015 and 2014, total deferred revenue from the Insulins License Agreement was $5.0 million, comprised of the non-refundable, non-creditable license fee.

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

Total deferred revenue as of December 31, 2015 and 2014 related to Novartis agreements was $13.0 million.

13.    Defined Contribution Retirement Plan

We have a defined contribution retirement plan (the “Retirement Plan”), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Retirement Plan. We have agreed to make discretionary contributions to the Retirement Plan. For the years ended December 31, 2015, 2014 and 2013, we made contributions to the Retirement Plan totaling approximately $0.04 million, $0.04 million, $0.03 million, respectively.

14.    Net Loss Per Share

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Net loss	$(40,381)	$(25,380)	$(20,939)

Net loss per common share, basic and diluted:
Weighted average common shares outstanding, basic	60,687,478	60,687,478	60,687,478

Net loss per share, basic and diluted	$(0.67)	$(0.42)	$(0.35)

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Options to purchase common shares	6,547,250	4,820,750	4,340,750
Outstanding warrants and options to purchase warrants	25,008,082	27,443,728	27,443,727
Amended and Restated Convertible notes	37,233,561	32,717,484	28,748,424
Amended and Restated Reimbursement notes	1,510,682	1,365,606	1,274,334
Amended and Restated Bridge notes	4,229,826	3,710,158	3,254,246

	74,529,401	70,057,726	65,061,481

15.    Commitments and Contingencies

Commitments.

We lease office space at 4 Becker Farm Road, Roseland, NJ under a non-cancellable operating lease expiring in 2017.

As of December 31, 2014, future minimum rental payments are as follows:

Years Ending December 31,
(In thousands)
2016	148
2017	74

Total	$222

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.1 million and $0.1 million, respectively. Additional charges under this lease for real estate taxes and common maintenance charges for the years ended December 31, 2015, 2014 and 2013, were $.04 million, $0.04 million and $0.02 million, respectively.

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies.    In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2015.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

16.    Summarized Quarterly Financial Data (Unaudited)

Following are summarized quarterly financial data (unaudited) for the years ended December 31, 2015 and 2014:

	2015
	March 31	June 30	September 30	December 31
	(In thousands)
Net revenue	$6	$88	$130	$187
Gross profit (loss)	(19)	33	72	(567)
Operating loss	(4,668)	(4,564)	(4,668)	(4,196)
Net income (loss)	(32,968)	7,136	(4,422)	(10,127)

Net income (loss) per share, basic	$(0.54)	$0.12	$(0.07)	$(0.18)
Net loss per share, diluted	$(0.54)	$(0.04)	$(0.07)	$(0.18)

	2014
	March 31	June 30	September 30	December 31
	(In thousands)
Net revenue	$—	$—	$—	$—
Operating loss	(2,345)	(1,539)	(2,120)	(3,301)
Net income (loss)	(3,358)	(8,069)	(14,373)	420

Net income (loss) per share, basic	$(0.06)	$(0.13)	$(0.24)	$0.01
Net income (loss) per share, diluted	$(0.06)	$(0.13)	$(0.24)	$0.01

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.    Fair Value

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

December 31, 2015	Level 2	Level 3	Total
	(in thousands)	(in thousands)	(in thousands)
Derivative instruments	$12,343	$35,623	$47,966

December 31, 2014:	Level 2	Level 3	Total
	(in thousands)	(in thousands)	(in thousands)
Derivative instruments	$5,506	$24,414	$29,920

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Beginning Balance	$24,414	$11,587
Derivative liability of embedded conversion feature of the Bridge Notes	377	221
Derivative liability of embedded conversion feature of the Reimbursement Notes	105	47
Derivative liability of embedded conversion feature of the Convertible Notes	3,648	2,272
Change in fair value	7,079	10,287

Ending Balance	$35,623	$24,414

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, as of the end of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s system of internal controls over financial reporting during the three month period ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

RSM US LLP, our independent registered public accounting firm, has issued a report on the effectiveness of internal over financial reporting as of December 31, 2015, which report is included herein at page 48.

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

Director and Executive Officer Information

Information regarding those directors serving unexpired terms and our current Executive Officers, as such term is defined in Regulation S-K under the Exchange Act, all of whom are currently serving open-ended terms, including their respective ages, the year in which each first joined the Company and their principal occupations or employment during the past five years, is provided below:

Name	Age	Year Joined Emisphere	Position with the Company
Alan L. Rubino	61	2012	President and Chief Executive Officer, Class II Director
Michael R. Garone	57	2007	Vice President, Chief Financial Officer and Corporate Secretary
John D. Harkey, Jr.	55	2006	Class I Director
Timothy McInerney	55	2012	Class II Director
Jacob M. Plotsker	48	2012	Class II Director
Mark H. Rachesky, M.D.	57	2005	Class III Director
Timothy G. Rothwell	65	2009	Chairman of the Board of Directors, Class I Director
Michael Weiser, M.D., Ph.D.	53	2005	Class III Director

Alan L. Rubino joined Emisphere on September 13, 2012, as President and Chief Executive Officer and, in connection therewith, was appointed as a Class II Director of the Company. His career spans over 30 years at every level of the biopharmaceutical industry. From October 2010 until July 2012, he served as Chief Executive Officer and President of New American Therapeutics, Inc., where he and his team presided over a venture that was focused on the acquisition, marketing, and ultimate sale of Denavir, a leading prescription topical therapeutic for HSV-1 cold sore treatment. From February 2008 to September 2010, Mr. Rubino was CEO and President of Akrimax Pharmaceuticals, Inc., a pharmaceutical company, where he acquired two prescription launch products, NitroMist and Tirosint, which are actively marketed and in growth phases today. Prior to 2008, he was President and Chief Operating Officer of the Pharmos Corporation, which was a development-stage publicly-held pharmaceutical company, where he led the transformation of the company through the acquisition of Vela Pharmaceuticals. Mr. Rubino also spent four years in senior executive leadership positions on the strategic services side at both Cardinal Health and PDI, Inc., both public companies that provided high-level outsourcing offerings to the pharmaceutical industry. A major portion of Mr. Rubino’s career includes twenty-four years spent at Hoffmann-La Roche, where he served as a corporate officer and member of the US Executive Committee and held a variety of key senior executive positions with broad general management responsibilities leading major business units and operations, marketing, business development, alliance management, human resources, and supply chain/manufacturing. At Hoffmann-La Roche, Mr. Rubino led many key top level executive initiatives and presided over numerous commercial product launches across a spectrum of therapeutic areas, including the introduction of the world’s first biological product in Roferon-A [alfa-interferon 2a]. Currently, Mr. Rubino serves on the Boards of Directors of Aastrom Biosciences (NASDAQ: ASTM) and is Chairman of the Compensation Committee, and on the Board of Directors of SANUWAVE Health, Inc. (SNWV: OTC BB), and Genisphere, Inc., and serves on the Rutgers Business School Board of Advisors.

Timothy G. Rothwell has been a director of the Company since November 2009 and Chairman of the Board of Directors since September 2012. Mr. Rothwell is the former Chairman of Sanofi-Aventis U.S., a pharmaceutical company. From February 2007 to October 2009, Mr. Rothwell served as Chairman of Sanofi-Aventis U.S. From September 2004 to February 2007, Mr. Rothwell was President and Chief Executive Officer of that company, overseeing all domestic commercial operations as well as coordination of Industrial Affairs and Research and Development activities. From May 2003 to September 2004, Mr. Rothwell was President and Chief

Executive Officer of Sanofi-Synthelabo, Inc. and was instrumental in the formation of Sanofi-Aventis U.S. in 2004. Prior to that, from January 1998 to May 2003, he served in various capacities at Pharmacia, a pharmaceutical and biotechnology company, including as President of the company’s Global Prescription Business. From January 1995 to January 1998, Mr. Rothwell served as worldwide President of Rhone-Poulenc Rorer Pharmaceuticals and President of the company’s Global Pharmaceutical Operations. In his long career, Mr. Rothwell has also served as Chief Executive Officer of Sandoz Pharmaceuticals, Vice President, Global Marketing and Sales at Burroughs Wellcome, and Senior Vice President of Marketing and Sales for the U.S. for Squibb Corporation. Mr. Rothwell holds a Bachelor of Arts from Drew University and earned his J.D. from Seton Hall University. He formerly served on the PhRMA Board of Directors, as well as the Institute of Medicine’s Evidence-Based Medicine roundtable, the CEO Roundtable on Cancer, the Healthcare Businesswomen’s Association Advisory Board, the Board of Trustees for the Somerset Medical Center Foundation, the Board of Trustees for the HealthCare Institute of New Jersey, as a Trustee of the Corporate Council for America’s Children at the Children’s Health Fund, the Board of Directors of Agenus (NASDAQ: AGEN), the Board of Directors of New American Therapeutics, on the Board of Visitors for Seton Hall Law School, and was Chairman of the Board of Directors of Archimedes Pharma Ltd. Presently, he is Chairman Emeritus of the Board of Directors of the PheoPara Alliance, a nonprofit 501(c)3 organization. Mr. Rothwell’s broad business and leadership experiences in the pharmaceutical industry and his affiliations with industry, educational and healthcare related organizations make him an asset to our Board of Directors. As Chairman of the Board, Mr. Rothwell is extremely conscientious and diligent in keeping the other directors abreast of current operational and oversight issues we face.

Michael R. Garone joined Emisphere in 2007 as Vice President and Chief Financial Officer and has served as the Company’s Corporate Secretary since October 2008. Mr. Garone previously served as Interim Chief Executive Officer and Chief Financial Officer of Astralis, Ltd. (OTCBB: ASTR.OB). Prior to that, Mr. Garone was with AT&T (NYSE: T) for 20 years, where he held several positions, including Chief Financial Officer of AT&T Alascom. Mr. Garone received an MBA from Columbia University and a BA in Mathematics from Colgate University. From February 28, 2011 until September 13, 2012, Michael R. Garone served as Interim Chief Executive Officer of the Company.

John D. Harkey, Jr. has over 25 years of experience as a private investor concentrating in the acquisition, consolidation and management of both public and private companies and has served on our Board of Directors since 2006. He has merged, acquired and/or operated companies in a variety of industries including oil and gas, petrochemical services, telecommunications, restaurants, real estate, and software development. He is formerly the Chairman of the Board of Regency Gas Partners, L.P. (NYSE:RGP) has served on the Board of Directors of Energy Transfer Equity, LP (NYSE: ETE), which specializes in the storage and transportation of natural gas, and Energy Transfer Partners, LP (NYSE: ETP), which operates energy assets. He currently serves on the Board of Directors and Audit Committee of Loral Space & Communications, Inc. (NASDAQ:LORL), a satellite communications company, and on the Board of Directors of the Baylor Health Care System Foundation. He formerly served on Board of Directors of Leap Wireless International, Inc. (NASDAQ:LEAP), which was recently acquired by AT&T for $4.1 billion. He is also Chairman and Chief Executive Officer of Consolidated Restaurant Companies, Inc., a restaurant operating company. He also serves on the President’s Development Council of Howard Payne University, the Executive Board of Circle Ten Council of the Boy Scouts of America, the CEO Advisory Board of Dallas Arboretum and is a member of the World President’s Organization. Mr. Harkey obtained a B.B.A. in Business Honors and a J.D. from the University of Texas at Austin, and a M.B.A. from Stanford University School of Business. Mr. Harkey’s entrepreneurial background and his business and leadership experiences in a range of different industries make him an asset to our Board of Directors.

Tim McInerney has been a director of the Company since March 2012. Mr. McInerney is a principal at Two River and a Partner of Riverbank Capital Securities, Inc. From 1992 to March 2007, Mr. McInerney was a Managing Director of Paramount BioCapital, Inc. where he oversaw the overall distribution of Paramount’s private equity product. Prior to 1992, Mr. McInerney was a research analyst focusing on the biotechnology industry at Ladenburg, Thalman & Co. Prior to that, Mr. McInerney held equity sales positions at Bear Stearns & Co. and Shearson Lehman Brothers, Inc. Mr. McInerney also worked in sales and marketing for Bristol-Myers Squibb. Mr. McInerney currently serves on the boards of Emisphere Technologies (NASD:EMIS) and Edgemont

Pharmaceuticals. Mr. McInerney also previously served on the boards of Insite Vision, (NASD: INSV), from 2008-2015 (served as Chairman of the Board of Directors from 2011-2015; Insite Vision was acquired by Sun Pharmaceuticals in November, 2015), and Ziopharm Oncology from 2005 – June, 2015 (NASD: ZIOP). Mr. McInerney received his B.S. in pharmacy from St. John’s University at New York. He also completed a post-graduate residency at the New York University Medical Center in drug information systems. Mr. McInerney’s knowledge of the pharmaceutical industry and capital markets, and affiliations with the financial community make him an asset to our Board of Directors

Jacob Plotsker has been a director of the Company since March 2012. Mr. Plotsker is currently President of Cambridge Sage Group, LLC, a strategic consulting firm focused on the pharmaceutical industry. Mr. Plotsker was previously Director of IUS Strategy and Life Cycle Management at Bayer HealthCare. Prior to joining Bayer in 2013 he served from 2009 through 2012 as Senior Director, Commercial Operations and Head of Marketing for Teva Pharmaceuticals Women’s Health Division. Prior to joining Teva, Mr. Plotsker was Senior Director, US and Global Marketing at Schering-Plough Corp (previously Organon BioSciences prior to being acquired by Schering-Plough Corp, which was subsequently acquired by Merck & Co., Inc) where he was responsible for commercialization of marketed brands and launch strategy for brands in development. From 1990 to 2006, Mr. Plotsker served in various Finance and Marketing roles at Pfizer, Inc. including Director/Team Leader of the company’s Antifungal Franchise. From 1989 to 1990, Mr. Plotsker was an Accountant at Deloitte & Touche. Mr. Plotsker holds a Bachelor of Arts degree in Accounting & Information Systems from Queens College of the City University of New York, a Master of Business Administration in Marketing and Finance from New York University — Stern School of Business, and completed the Executive Development Program in General Management at the University of Chicago — Booth School of Business. From 2008 to 2014 Mr. Plotsker served on the Board of Directors of Sharsheret, a nonprofit 501(c)(3) organization providing support and resources to young women living with breast cancer, and served as President from 2009 through 2012. Mr. Plotsker’s experiences in marketing and product commercialization in the pharmaceutical industry, and his affiliations with industry and healthcare related organizations make him an asset to our Board of Directors.

Mark H. Rachesky, M.D. has been a director of the Company since 2005. Dr. Rachesky is the President of MHR Fund Management LLC an investment manager of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments. Dr. Rachesky is currently the Non-Executive Chairman of the Board of Directors of Loral Space & Communications Inc. (NASDAQ: LORL), and Lions Gate Entertainment Corp. (NYSE: LGF), and also serves on the Board of Directors of Navistar International Corporation (NYSE: NAV), and Titan International, Inc. (NYSE: TWI). He formerly served on the Board of Directors of Neose Technologies, Inc (NASDAQ: NTEC) and of Nationshealth, Inc. (formerly quoted on OTCBB: NHRX). Dr. Rachesky was a Director of Leap Wireless International, Inc. (NASDAQ: LEAP) until Leap Wireless International, Inc. merged with AT&T. Dr. Rachesky is a graduate of Stanford University School of Medicine and Stanford University School of Business. Dr. Rachesky graduated from the University of Pennsylvania with a major in Molecular Aspects of Cancer. Dr. Rachesky’s extensive investing and financial background, his thorough knowledge of capital markets and his training as a physician, make him an asset to our Board of Directors.

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

Summary Compensation Table — 2015, 2014 and 2013

The following table sets forth information regarding the aggregate compensation Emisphere paid during 2015, 2014 and 2013to our Principal Executive Officer and the two other highest paid Executive Officers:

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(2)	All Other Compensation($)		Total ($)
Alan L. Rubino(3) ,	2015	400,000	100,000		0	138,671	12,000	(5)	686,000
President and CEO	2014	400,000	250,000		0	0	12,000	(5)	662,000
	2013	400,000	291,667	(4)	0	0	12,000	(5)	703,667
Michael R. Garone, Chief Financial Officer and Corporate Secretary	2015	265,000	32,500		0	32,031	0		334,600
	2014	265,000	65,000		0	7,533	0		337,533
	2013	266,196	106,500	(6)	0	5,177	0		377,873
Carl V. Sailer(7) , Vice President Sales and Marketing	2015	255,000	34,425		0	88,919	0		399,825
	2014	255,000	125,000		0	12,091	0		392,091
	2013	255,000	143,688	(8)	0	7,142	0		405,830

(1)	The named executive officers, as defined in Regulation S-K, Item 402(a)(3), of the Company for the year ended December 31, 2015 were as follows: Mr. Rubino and Mr. Garone.

(2)	Amounts shown in this column represent the aggregate grant date fair value of stock option awards granted during the respective year computed in accordance with Financial Accounting Standards Board ASC Topic 718. This compares to prior years, during which amounts in these columns have represented the expensed accounting value of such awards. For assumptions used in the valuation of these awards please see Note 11 to our Financial Statements.

(3)	On September 13. 2012 Mr. Rubino joined the company as President and Chief Executive Officer.

(4)	Bonus payment of $66,667 paid in May 2013 related to 2012 performance, $225,000 accrued at December 31, 2013, paid in January 31, 2014 related to 2013 performance.

(5)	All other compensation for Mr. Rubino represents an allowance for the use of a personal automobile in accordance with the terms of his employment contract.

(6)	Bonus payment of $26,500 paid in May 2013 related to 2012 performance, $80,000 accrued at December 31, 2013, paid in January 31, 2014 related to 2013 performance.

(7)	Mr. Sailer joined the Company on October 15, 2012.

(8)	Bonus payment of $28,688 paid in May 2013 related to 2012 performance, $115,000 accrued at December 31, 2013, paid in January 31, 2014 related to 2013 performance.

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

Elements of compensation and how they are determined — The key elements of the executive compensation package are base salary (as determined by the competitive market and individual performance), cash bonuses (bonus terms are specified in employment agreements of Executive Officers. Bonus payment criteria are based on business performance objectives established by the Board and Leadership Team. Bonus payment awards are based on achievement of business performance objectives as evaluated by the Compensation Committee with input from the Chairman of the Board and paid at the discretion of the Compensation Committee), the executive long term disability plan and other health and welfare benefits and long-term incentive compensation in the form of periodic stock option grants. The base salary (excluding payment for accrued but unused vacation) for the named Executive Officers for 2015 ranged from $265,000 for its Vice President and Chief Financial Officer to $400,000 for its President and Chief Executive Officer. In determining the compensation for each named Executive Officer, the Company generally considers (i) data from outside studies and proxy materials regarding compensation of executive officers at companies believed to be comparable, (ii) the input of non-executive directors, the Chairman of the Board, and the President and Chief Executive Officer (other than for his own compensation) regarding individual performance of each named executive officer and (iii) qualitative measures of Emisphere’s performance, such as progress in the development of the Company’s technology, the engagement of corporate partners for the commercial development and marketing of products, effective corporate governance, fiscal responsibility, the success of Emisphere in raising funds necessary to conduct research and development, and the pace at which the Company continues to advance its technologies in various clinical trials. Our board of directors and Compensation Committee’s consideration of these factors is subjective and informal. However, in general, it has determined that the compensation for executive officers should be competitive with market data reflected within the 50th-75th percentile of biotechnology companies for corresponding senior executive positions. Compensation levels were derived from the compensation plan set in 2006 and were based in part by information received from executive compensation consultants, Pearl Myer and Partners, based in New York, N.Y. Compensable factors benchmarked include market capitalization, head count and location. When considering the compensation of the Company’s President and Chief Executive Officer, the Company receives information and analysis prepared or secured by the Company’s outside executive compensation experts and survey data prepared by human resources management personnel as well as any additional outside information it may have available. In addition, the board of directors and Compensation Committee of the Company considered the approval by our stockholders, on an advisory basis, of the compensation of our named executive officers at our most recent annual meeting of stockholders on May 31, 2013, in determining that our executive compensation is in line with our competitive position in the marketplace and appropriately designed to reward executives for their contributions toward overall business performance that ultimately enhances stockholder value.

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

Grants of Plan-Based Awards — 2015

The following table sets forth information regarding grants of plan-based awards in 2015:

	All Other
Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
Alan L. Rubino	3/3/2015	300,000	$0.58	$138,671
President and Chief Executive Officer
Michael R. Garone,	1/14/2015	40,000	$0.36	$13,542
Vice President, Chief Financial Officer and Corporate Secretary	3/3/2015	40,000	$0.58	$18,489
Carl V. Sailer,	3/3/2015	40,000	$0.59	$69,335
Vice President, Sales and Marketing	10/15/2015	150,000	$0.58	$19,584

Name	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Alan L Rubino	500,000	—		—	$0.09	9/13/2022
President and	500,000	—		—	$0.25	9/13/2022
Chief Executive Officer	500,000	—		—	$0.75	9/13/2022
	—	500,000	(1)	—	$1.00	9/13/2022
	—	300,000	(2)	—	$0.58	3/3/2025
Michael R. Garone,	75,000	—		—	$4.03	8/29/2017
Vice President,	20,000	—		—	$0.62	4/12/2019
Chief Financial Officer,	20,000	—		—	$1.25	1/19/2020
and Corporate Secretary	30,000	—		—	$0.92	7/15/2021
	45,000	—		—	$0.20	5/31/2022
	40,000	—		—	$0.14	1/14/2023
	40,000	—		—	$0.20	1/14/2024
	40,000	—			$0.36	1/14/2025
	—	40,000	(3)		$0.58	3/3/2025
Carl V. Sailer,	40,000	—		—	$0.17	10/15/2022
Vice President,	40,000	—		—	$0.18	10/15/2023
Sales and Marketing	40,000			—	$0.32	10/15/2024
	—	150,000	(4)	—	$0.58	3/3/2025
	—	40,000	(5)		$0.59	10/15/2025

(1)	500,000 exercisable as of 9/13/2016

(2)	100,000 exercisable as of March 3, 2016

100,000 exercisable as of March 3, 2017

100,000 exercisable as of March 3, 2018

(3)	13,333 exercisable as of March 3, 2016

13,333 exercisable as of March 3, 2017

13,334 exercisable as of March 3, 2018

(4)	50,000 exercisable as of March 3, 2016

50,000 exercisable as of March 3, 2017

50,000 exercisable as of March 3, 2018

(5)	40,000 exercisable as of October 15, 2016

Option Exercises and Stock Vested — 2015

There were no stock options exercised by named executive officers during 2015. The option for Mr. Rubino’s to purchase up to an additional 500,000 shares of the Company’s common stock at $0.75 became fully vested and exercisable on September 13, 2015. Options for Mr. Garone to purchase up to an additional 22,500 shares of the Company’s common stock at an exercise price of $0.199 became fully vested on May 31, 2015. Options for Mr. Sailer to purchase up to an additional 40,000 shares of the Company’s common stock at an exercise price of $0.32 became fully vested on October 15, 2015.

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

On January 6, 2010, with the approval of the Audit Committee of the Company, the Company engaged RSM US LLP (“RSM”) to act as its independent registered public accounting firm. During the year ended December 2009, and in the subsequent interim periods through December 31, 2015, neither the Company nor anyone acting on its behalf had consulted with RSM on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Management has primary responsibility for the Company’s financial statements and the overall reporting process, including the Company’s system of internal control over financial reporting. RSM, the Company’s independent registered public accountants, audit the annual financial statements prepared by management, express an opinion as to whether those financial statements fairly present the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States, and report on internal control over financial reporting. RSM reports to the Audit Committee as members of the Board of Directors and as representatives of the Company’s stockholders.

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

On an as needed basis, the Audit Committee meets privately with RSM. The Audit Committee also appoints the independent registered public accounting firm, approves in advance their engagements to perform audit and any non-audit services and the fee for such services, and periodically reviews their performance and independence from management. In addition, when appropriate, the Audit Committee discusses with RSM plans for the audit partner rotation required by the Sarbanes-Oxley Act.

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

During the 2015 Fiscal Year, the Audit Committee of the Board of Directors reviewed and assessed:

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

The Audit Committee has reviewed the audited financial statements and has discussed them with both management and RSM, the independent registered public accounting firm. The Audit Committee has discussed with the independent auditors matters required to be discussed by the applicable Auditing Standards as periodically amended (including significant accounting policies, alternative accounting treatments and estimates, judgments and uncertainties). In addition, the independent auditors provided to the Audit Committee the written disclosures required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence, and the Audit Committee and the independent auditors have discussed the auditors’ independence from the Company and its management, including the matters in those written disclosures. The Audit Committee also received reports from RSM regarding all critical accounting policies and practices used by the Company, any alternative treatments of financial information used, generally accepted accounting principles that have been discussed with management, ramifications of the use of alternative treatments and the treatment preferred by RSM and other material written communications between RSM and management, including management letters and schedules of adjusted differences.

In making its decision to select RSM as Emisphere’s independent registered public accounting firm for 2015, the Audit Committee considered whether the non-audit services provided by RSM are compatible with maintaining the independence of RSM.

Based upon the review and discussions referenced above, the Audit Committee, as comprised at the time of the review and with the assistance of the Company’s Chief Financial Officer, recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and be filed with the SEC.

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

•

A grant on September 13, 2012, of a non-qualified option (the “Initial Rothwell Option”) to purchase 175,000 shares of the Company’s common stock (the “Common Stock”) in accordance with the 2007 Plan at a purchase price equal to the market price of the Common Stock on the grant date, which vested on January 1, 2013.

•

On each of the first, second, and third anniversary of the grant of the Initial Rothwell Option, an additional grant of a non-qualified option to purchase 175,000 shares of the Common Stock in accordance with the 2007 Plan, at a price equal to the market price of the Common Stock on the grant date, such options to vest immediately on such date.

•	Additional committee and chairperson fees are paid as follows:

•	$10,000 audit committee chairperson fee;

•	$2,500 audit committee member fee;

•	$5,000 compensation committee chairperson fee;

•	$1,000 compensation committee member fee;

•	$2,500 governance and nominating committee chairperson fee; and

•	$500 governance and nominating committee member fee.

The director must be an eligible director on the dates such fees are paid.

Director Compensation Table — 2015

The table below represents the compensation paid to our non-employee directors during the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
John D. Harkey, Jr.	35,000	0	60,413	0	95,413
Timothy McInerney	46,000	0	60,413	0	106,413
Jacob M. Plotsker	38,000	0	60,413	0	98,413
Mark H. Rachesky, M.D.	36,500	0	60,413	0	96,913
Timothy G. Rothwell	215,000	0	215,281	0	430,281
Michael Weiser, M.D., Ph.D.	45,000	0	60,413	0	105,413

(1)	The value listed in the above table represents the fair value of the options recognized as expense under FASB ASC Topic 718 during 2015, including unvested options granted before 2015 and those granted in 2015. Fair value is calculated as of the grant date using the Black-Scholes Model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in note 2 to our audited financial statements for the year ended December 31, 2015.

The following table summarizes the aggregate number of option awards and stock awards held by each non-employee director at December 31, 2015.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)
John D. Harkey, Jr.	7,000	—		—	$8.97	5/26/2016	—	—
	7,000	—		—	$3.76	4/20/2017
	7,000	—		—	$3.79	8/8/2018
	75,000	—		—	$0.93	5/15/2019
	40,000	—		—	$1.20	9/16/2020
	40,000	—		—	$1.53	9/19/2021
	40,000	—		—	$0.20	5/31/2022
	26,666	13,334	(1)	—	$0.23	5/30/2023
	13,333	26,667	(2)	—	$0.27	5/29/2024
	—	75,000	(3)	—	$0.58	3/3/2025
	—	40,000	(4)	—	$0.50	5/20/2025
Timothy McInerney	50,000	—		—	$0.27	3/1/2022	—	—
	40,000	—		—	$0.20	5/31/2022
	26,666	13,334	(1)	—	$0.23	5/30/2023
	13,333	26,667	(2)	—	$0.27	5/29/2024
	—	75,000	(3)	—	$0.58	3/3/2025
	—	40,000	(4)	—	$0.50	5/20/2025
Jacob M. Plotsker	50,000	—		—	$0.27	3/1/2022	—	—
	40,000	—		—	$0.20	5/31/2022
	26,666	13,334	(1)	—	$0.23	5/30/2023
	13,333	26,667	(2)	—	$0.27	5/29/2024
	—	75,000	(3)	—	$0.58	3/3/2025
	—	40,000	(4)	—	$0.50	5/20/2025
Mark H. Rachesky, M.D.	7,000	—		—	$3.76	4/20/2017	—	—
	7,000	—		—	$3.79	8/8/2018
	75,000	—		—	$0.93	5/15/2019
	40,000	—		—	$1.20	9/16/2020
	40,000	—		—	$1.53	9/19/2021
	40,000	—		—	$0.20	5/31/2022
	26,666	13,334	(1)	—	$0.23	5/30/2023
	13,333	26,667	(2)	—	$0.27	5/29/2024
	—	75,000	(3)	—	$0.58	3/3/2025
	—	40,000	(4)	—	$0.50	5/20/2025

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)
Timothy G. Rothwell	50,000	—		—	$0.70	11/5/2019	—	—
	40,000	—		—	$1.20	9/16/2020
	40,000	—		—	$1.53	9/19/2021
	40,000	—		—	$0.20	5/31/2022
	175,000	—		—	$0.09	9/13/2022
	26,666	13,334	(1)		$0.23	5/30/2023
	175,000	—			$0.18	9/13/2023
	13,333	26,667	(2)	—	$0.27	5/29/2024
	175,000	—		—	$0.39	9/15/2024
	—	175,000	(5)		$0.58	3/3/2025
	—	40,000	(4)		$0.50	5/20/2025
	175,000			—	$0.60	9/14/2025
Michael Weiser, M.D., Ph.D.	7,000	—		—	$8.97	5/26/2016	—	—
	7,000	—		—	$3.76	4/20/2017
	7,000	—		—	$3.79	8/8/2018
	75,000	—		—	$0.93	5/15/2019
	40,000	—		—	$1.20	9/16/2020
	40,000	—		—	$1.53	9/19/2021
	40,000	—		—	$0.20	5/31/2022
	26,666	13,334	(1)	—	$0.23	5/30/2023
	13,333	26,667	(2)	—	$0.27	5/29/2024
	—	75,000	(3)	—	$0.58	3/3/2025
	—	40,000	(4)	—	$0.50	5/20/2025

(1)	13,334 exercisable as of 5/30/2016

(2)	13,333 exercisable as of 5/29/2016 and 13,334 exercisable as of 5/29/2017

(3)	25,000 exercisable as of 3/3/2016, 3/3/2017 and 3/3/2018

(4)	13,333 exercisable as of 5/20/2016 and 5/20/2017, respectively and 13,334 exercisable as of 5/20/2018

(5)	58,333 exercisable as of 3/3/2016 and 3/3/2017, respectively and 58,334 as of 3/3/2018

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Available For Future Issuance Under Equity Plans

The following table provides information as of December 31, 2015, about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our Board of Directors under our existing equity compensation plans, including the 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan (collectively the “Plans”) the Stock Incentive Plan for Outside Directors and the Directors Deferred Compensation Plan. For a discussion of the material features of the Plans, please see Note 11 to the Financial Statements included in this Report.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
The Plans	6,526,250	$0.71	2,757,266
Stock Incentive Plan for Outside Directors	21,000	8.97	—

Total	6,547,350	$0.73	2,757,266

Common Stock Ownership by Directors and Executive Officers and Principal Holders

Directors and Executive Officers

The following table sets forth certain information, as of March 1, 2016, regarding the beneficial ownership of the common stock by (i) each director; (ii) each named executive officer; (iii) all of our directors and named executive officers as a group. The number of shares beneficially owned by each director or Executive Officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power (which includes power to vote, or direct the voting of, such security) or investment power (which includes power to dispose of, or direct the disposition of, such security). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into common stock within 60 days after March 1, 2016 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, all persons named as beneficial owners of common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned:

Name and Address(a)	Common Shares Beneficially Owned (b)		Common Shares Underlying Options		Percent Of Class
Alan L. Rubino(e)	1,500,000		1,500,000		2.5%
Michael R. Garone	383,332		283,332		*
Carl V. Sailer	79,999		79,999		*
Mark H. Rachesky, M.D.	83,704,500	(c)	65,220,837	(d)	66.5%
Timothy G. Rothwell(f)	909,999		909,999		1.2%
Michael Weiser, M.D., Ph.D.	255,999		255,999		*
John D. Harkey, Jr.	255,999		255,999		*
Timothy McInerney	129,999		129,999		*
Jacob M. Plotsker	129,999		129,999		*

All directors and executive officers as a group	87,226,162		67,294,499		68.2%

*	Less than 1%

(a)	Unless otherwise specified, the address of each beneficial owner is c/o Emisphere Technologies, Inc., 4 Becker Farm Road, Suite 103, Roseland, New Jersey,

(b)	The number of shares set forth for each Director and Executive Officer consists of direct and indirect ownership of shares, including stock options, deferred common share units, restricted stock and, in the case of Dr. Rachesky, shares of common stock that can be obtained upon conversion of convertible notes and exercise of warrants, as further described in footnotes (c) and (d) below.

(c)	This number consists of:

•	18,483,663 shares of common stock.

•	42,974,062 shares of common stock that can be obtained upon conversion of notes convertible into the common stock of the Company.

•	21,997,776 shares of common stock that can be obtained upon the exercise of warrants to purchase shares of common stock of the Company.

•	248,999 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options and options that will vest within 60 days of March 1, 2016.

These securities (other than the 248,999 beneficially owned directly by Dr. Rachesky) are held for the accounts of MHR Capital Partners Master Account LP, an Anguilla, British West Indies limited partnership (“Master Account”), MHR Capital Partners (100) LP, a Delaware limited partnership

(“Capital Partners (100)”), MHR Institutional Partners II LP, a Delaware limited partnership (“Institutional Partners II”), and MHR Institutional Partners IIA LP, a Delaware limited partnership (“Institutional Partners IIA”). MHR Advisors LLC, a Delaware limited liability company (“Advisors”) is the general partner of each of Master Account and Capital Partners (100), and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of, or beneficially owned by, each of Master Account and Capital Partners (100). MHRC LLC, a Delaware limited liability company (“MHRC”) is the managing member of Advisors and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of, or beneficially owned by, each of Master Account and Capital Partners (100). MHR Institutional Advisors II LLC, a Delaware limited liability company (“Institutional Advisors II”) is the general partner of each of Institutional Partners II and Institutional Partners IIA, and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of, or beneficially owned by, each of Institutional Partners II and Institutional Partners IIA. MHRC II LLC, a Delaware limited liability company (“MHRC II”) is the managing member of Institutional Advisors II, and in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of, or beneficially owned by, each of Institutional Partners II, and Institutional Partners IIA. MHR Fund Management LLC, a Delaware limited liability company (“Fund Management”) is an affiliate of and has an investment management agreement with each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA, and other affiliated entities, pursuant to which it has the power to vote or direct the vote and to dispose or to direct the disposition of the shares of common stock held by such entities and, accordingly, Fund Management may be deemed to beneficially own the shares of common stock held for the account of each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA. MHR Holdings LLC, a Delaware limited liability company (“Holdings”) is the managing member of Fund Management, and as such, may be deemed to beneficially own the shares of common stock held for the accounts of each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA. Dr. Rachesky is the managing member of Holdings, MHRC, and MHRC II, and, as such, may be deemed to beneficially own the shares of common stock held for the accounts of each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA.

(d)	This number consists of (i) 42,974,062 shares of common stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon the conversion of notes convertible into common stock of the Company, (ii) 21,997,776 shares of common stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon exercise of warrants to purchase shares of common stock of the Company, (iii) 248,999 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options and options that will vest within 60 days of March 1, 2015.

(e)	On September 13, 2012, Alan L. Rubino joined the Company as President and Chief Executive Officer, and was appointed as a Class II Director.

(f)	On September 13, 2012, Timothy Rothwell was elected Chairman of the Board of Directors of the Company.

Principal Holders of Common Stock

The following table sets forth information regarding beneficial owners of more than five (5%) percent of the outstanding shares of Common Stock as of March 1, 2015:

Name and Address	Number of Shares Beneficially Owned		Percent Of Class(a)
Bai Ye Feng	4,034,154	(b)	6.6%
Mark H. Rachesky, M.D.	83,704,500	(c)	66.5%

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

(b)	Based solely on a Schedule 13D/A filed on February 14, 2012 by Bai Ye Feng. Mr. Feng beneficially owns an aggregate of 4,034,154 shares of common stock, consisting of 3,552,503 shares of common stock held by Mr. Feng, warrants to purchase up to 481,651 shares of common stock held by Mr. Feng, and 294,000 shares of common stock owned of record by Lighthouse Consulting Limited, a Hong Kong company of which Mr. Feng is a principal and therefore may be deemed to be a beneficial holder of such shares. Mr. Feng’s address is 16A Li Dong Building, No.9 Li Yuen Street East, Central, Hong Kong

(c)	The address of Dr Rachesky, Master Account, Advisors, Institutional Partners II, Institutional Partners IIA, Institutional Advisors II, MHRC LLC, MHRC II LLC, Fund Management, Capital Partners (100) and Holdings, to which we refer collectively as the MHR Investors, is 1345 Avenue of the Americas, 42nd Floor, New York, NY 10105. For a description of the relationships between the MHR Investors, please refer to footnote “c” in the table under “Directors and Executive Officers” above.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The table below provides membership information for each committee of the Board of Directors as of March 15, 2016:

Name	Board		Audit		Compensation		Governance and Nominating
Alan L. Rubino(1)	X
Mark H. Rachesky, M.D.(2)	X				X		X
Michael Weiser, M.D., Ph.D.(2)	X		X		X	*	X	*
John D. Harkey, Jr.(3)	X
Timothy G. Rothwell(3)	X	*
Timothy McInerney(1)	X		X	*	X
Jacob M. Plotsker(1)	X		X				X

*	Chair

(1)	Class II directors. Term as director is expected to expire in 2016

(2)	Class III directors: Term as director is expected to expire in 2017

(3)	Class I directors: Term as director is expected to expire in 2015

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

Meetings Attendance

During the 2015 fiscal year, our Board of Directors held 2 meetings. Each director attended 100 percent of the aggregate number of Board of Directors meetings and committee meetings of which he was a member that were held during the period of his service as a director.

The Audit Committee met 4 times during the 2015 fiscal year.

The Compensation Committee met 1 time during the 2015 fiscal year.

The Governance and Nominating Committee met 1 times during the 2015 fiscal year.

The Company does not have a formal policy regarding attendance by members of the Board of Directors at the Company’s annual meeting of stockholders, although it does encourage attendance by the directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by RSM for the audit of our annual financial statements for the years ended December 31, 2015, and December 31, 2014, respectively, and fees billed for other services rendered by RSM during the respective periods.

	2015	2014
Type of Fees
Audit Fees(1)	275,000	$255,000
Audit-Related Fees(2)	8,954	$8,900

	283,954	$263,900

(1)	Audit fees for 2015 and 2014 were for professional services rendered for the audit of the Company’s financial statements for the fiscal year, including attestation services required under Section 404 of the Sarbanes-Oxley Act of 2002, and reviews of the Company’s quarterly financial statements included in its Form 10-Q filings.

(2)	Audit related fees are for services related to registration statements.

The Audit Committee has determined that the non- audit services provided by RSM (formerly McGladrey LLP through October 25, 2015) during 2015 and 2014 did not impair their independence. All decisions regarding selection of independent registered public accounting firm and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit related services, tax services and other services. The committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm, where pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. For each proposed service, the independent auditor is required to provide detailed communication at the time of approval. The committee may delegate pre-approval authority to one or more of its members, who must report same to the Committee members at the next meeting. The Audit Committee, after discussion with RSM, agreed that any additional audit fees could be paid by us, subject to the pre-approval of the Audit Committee chairman.

The Audit Committee intends to select RSM to serve as independent registered public accounting firm for the fiscal year ending December 31, 2016.

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

EMISPHERE TECHNOLOGIES, INC.

By:	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer

Date:	March 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Alan L. Rubino Alan L. Rubino	President and Chief Executive Officer and Director (principal executive officer)	March 29, 2015

/s/ Timothy G. Rothwell Timothy G. Rothwell	Chairman of the Board	March 29, 2015

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	March 29, 2015

/s/ Timothy McInerney Timothy McInerney	Director	March 29, 2015

/s/ Jacob M. Plotsker Jacob M. Plotsker	Director	March 29, 2015

/s/ Mark H. Rachesky, M.D. Mark H. Rachesky, M.D.	Director	March 29, 2015

/s/ Michael Weiser, M.D., Ph.D. Michael Weiser, M.D., Ph.D.	Director	March 29, 2015

/s/ Michael R. Garone Michael R. Garone	Chief Financial Officer (principal financial and accounting officer)	March 29, 2015

EXHIBIT INDEX (Irina to Review)

Exhibit		Incorporated by Reference (1)
3.1(a)	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007	R
3.1(b)	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012	OO
3.1(c)	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012	OO
3.2(a)	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998, and September 23, 2005	A, L
3.2(b)	Amendment to the Amended By-Laws of Emisphere Technologies, Inc., effective as of September 11, 2007	V
4.1	Amended and Restated Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC	P
4.2	Loan Agreement, dated as of August 20, 2014, by and between Emisphere Technologies, Inc. and the Lenders named therein	UU
4.3	Form of Second Amended and Restated 13% Senior Secured Convertible Note	UU
4.4	Form of Second Amended and Restated Senior Secured Reimbursement Promissory Note	UU
4.5	Form of Second Amended and Restated Senior Secured Bridge Promissory Notes	UU
4.6	Amended and Restated Pledge and Security Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	UU
4.7	Waiver, dated November 10, 2015	XX
10.1(a)	Stock Option Plan for Outside Directors, as amended	C	(2)
10.1(b)	Amendment to the Amended and Restated Stock Incentive Plan for Outside Directors	Q	(2)
10.2(a)	Directors Deferred Compensation Stock Plan	E	(2)
10.2(b)	Amendment to the Directors Deferred Compensation Stock Plan	Q	(2)
10.3(a)	Emisphere Technologies, Inc. 2000 Stock Option Plan	G	(2)
10.3(b)	Amendment to Emisphere Technologies, Inc. 2000 Stock Option Plan	Q	(2)
10.4(a)	Emisphere Technologies, Inc. 2002 Broadbased Stock Option Plan	H	(2)
10.4(b)	Amendment to Emisphere Technologies, Inc. 2002 Broadbased Stock Option Plan	Q	(2)
10.5	Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	R	(2)
10.6	Amended and Restated Employment Agreement, dated April 28, 2005, between Michael M. Goldberg and Emisphere Technologies, Inc.	N	(2)
10.9	Form of Nonqualified Stock Option Agreement	R	(2)
10.10	Form of Incentive Stock Option Agreement	R	(2)
10.11	Form of Restricted Stock Option Agreement	R	(2)
10.12	Research Collaboration and Option Agreement dated as of December 3, 1997 between Emisphere Technologies, Inc. and Novartis Pharma AG	D	(3)
10.13	Research Collaboration and License Agreement dated as of September 23, 2004 between Emisphere Technologies, Inc. and Novartis Pharma AG, as amended on November 4, 2005	J	(3)
10.14(a)	Research Collaboration Option and License Agreement dated December 1, 2004 by and between Emisphere Technologies, Inc. and Novartis Pharma AG	J	(3)

Exhibit		Incorporated by Reference (1)
10.14(b)	Convertible Promissory Note due December 1, 2009 issued to Novartis Pharma AG	J	(3)
10.16(a)	Senior Secured Term Loan Agreement between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated September 26, 2005, as amended on November 11, 2005	L
10.16(c)	Pledge and Security Agreement between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated September 26, 2005	L
10.16(d)	Registration Rights Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	L
10.16(e)	Amendment No. 1 to the Senior Secured Term Loan Agreement, dated November 11, 2005	M
10.16(f)	Form of 11% Senior Secured Convertible Note	L
10.16(g)	Form of Amendment to 11% Senior Secured Convertible Note	R
10.17	Warrant dated as of September 21, 2006, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	Q
10.18	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	Q
10.19	Warrant adjustment notice between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP, MHR Capital Partners Master Account, LP (formerly MHR Capital Partners (500) LP), MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners (100) LP and MHR Capital Partners Master Account LP	W
10.20	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and SF Capital Partners, Ltd.	W
10.21	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Option Opportunities Corp.	W
10.22	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Option Opportunities Corp.	W
10.23	Warrant dated as of August 22, 2007 between Emisphere Technologies, Inc. and Montaur Capital/Platinum Life Montaur Life Sciences Fund I LLC	W
10.24	Warrant dated as of August 22, 2007, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	W
10.25	Warrant dated as of August 22, 2007, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	W
10.27	Development and License Agreement, dated as of June 21, 2008, between Emisphere Technologies, Inc. and Novo Nordisk AS.	Y	(3)
10.29	Form of Non-Employee Director Non-Qualified Stock Option Agreement	AA	(2)
10.31	Securities Purchase Agreement dated as of August 19, 2009, between Emisphere Technologies and the Purchasers named therein	BB
10.32	Securities Purchase Agreement dated as of August 19, 2009, between Emisphere Technologies and MHR Fund Management, LLC	BB
10.33	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	CC
10.34	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	CC
10.35	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	CC

Exhibit		Incorporated by Reference (1)
10.36	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	CC
10.37	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and Rodman & Renshaw, LLC	CC
10.38	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and Benjamin Bowen	CC
10.39	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and Noam Rubinstein	CC
10.40	Warrant adjustment notice between Emisphere Technologies, Inc. and Elan International Services, Ltd. dated October 20, 2009	CC
10.41	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated November 25, 2009	EE
10.42	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated February 23, 2010	EE
10.43	Form of Incentive Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	FF
10.44	Form of Non-Qualified Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	FF
10.45	Letter Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated June 8, 2010	GG
10.46	Form of Emisphere Technologies, Inc. Reimbursement Note	GG
10.47	Form of Emisphere Technologies, Inc. Second Reimbursement Note	GG
10.48	Research Master Agreement and Amendment by and between Emisphere Technologies, Inc. and Novartis Pharma AG, effective as of June 4, 2010	HH	(3)
10.49	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 25, 2010	II
10.50	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the MHR Buyers named therein, dated August 25, 2010	II
10.51	Waiver Agreement, by and among Emisphere Technologies, Inc. and MHR, dated August 25, 2010	II
10.52	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 26, 2010	JJ
10.53	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Bai Ye Feng	JJ

10.54	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP	JJ
10.55	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Iroquois Master Fund, Ltd.	JJ
10.56	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Hudson Bay Master Fund Ltd.	JJ
10.57	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Cranshire Capital, L.P.	JJ

Exhibit		Incorporated by Reference (1)
10.58	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP	JJ
10.59	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	JJ
10.60	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	JJ
10.61	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	JJ
10.62	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	JJ
10.63	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	JJ
10.64	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	JJ
10.65	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	JJ
10.66	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	JJ
10.67	Development and License Agreement, dated December 20, 2010, between Emisphere Technologies, Inc. and Novo Nordisk A/S	KK	(3)
10.68	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the Buyers named therein.	LL
10.69	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the MHR Fund Management LLC.	LL
10.70	Waiver Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and MHR.	LL
10.71	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated July 6, 2011	MM
10.72	Warrant A-54 dated as of July 6, 2011, between Emisphere Technologies, Inc. and EOS Holdings LLC	MM
10.73	Warrant A-55 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Kingsbrook Opportunities Master Fund LP	MM
10.74	Warrant A-56 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Bai Ye Feng	MM
10.75	Warrant A-57 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Cranshire Capital, L.P.	MM
10.76	Warrant A-58 dated as of July 6, 2011, between Emisphere Technologies, Inc. and HF H VICTOR UW VICTOR ART 7	MM
10.77	Warrant A-59 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP	MM
10.78	Warrant A-60 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Iroquois Master Fund Ltd.	MM
10.79	Warrant A-61 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Shipman & Goodwin LLP Profit Sharing Trust FBO James T. Betts	MM
10.80	Warrant A-62 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Son Nam Nguyen	MM

Exhibit		Incorporated by Reference (1)
10.81	Warrant A-63 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Pine Lodge Capital Company Ltd.	MM
10.82	Warrant A-64 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Huaidong Wang	MM
10.83	Warrant A-65 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP	MM
10.84	Warrant A-66 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	MM
10.85	Warrant A-67 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	MM
10.86	Warrant A-68 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	MM
10.87	Warrant A-69 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	MM
10.88	Warrant A-70 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	MM
10.89	Warrant A-71 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	MM
10.90	Warrant A-72 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	MM
10.91	Warrant A-73 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	MM
10.92	License Agreement, dated March 8, 2000, by and between Emisphere Technologies, Inc. and Novartis Pharma AG	NN	(3)
10.94	Form of Novartis Promissory Note Extension, between the Company and MHR	PP
10.95	Form of Promissory Reimbursement Note Extension, between the Company and MHR	PP	(3)
10.96	Employment Agreement, dated September 13, 2012, between Alan L. Rubino and the Company	QQ	(2)
10.97	Incentive Stock Option Agreement, dated September 13, 2012, between Alan L. Rubino and the Company	QQ	(2)
10.98	Senior Secured Promissory Note of Emisphere Technologies, Inc., dated October 17, 2012	RR
10.99	Amendment to Pledge and Security Agreement, by and among Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated October 17, 2012	RR
10.100	Employment Agreement, dated October 15, 2012, between Carl V. Sailer and Emisphere Technologies, Inc.	RR	(2)
10.101	Incentive Stock Option Agreement, dated October 15, 2012, between Carl V. Sailer and Emisphere Technologies, Inc.	RR	(2)
10.102	Employment Agreement, dated January 14, 2013, between Michael R. Garone and Emisphere Technologies, Inc.	SS	(2)
10.103	Sublease Agreement, dated November 27, 2012, between New American Therapeutics, Inc. and Emisphere Technologies, Inc.	TT
10.104	Lease Agreement, dated December 11, 2012, between 4 Becker SPE LLC and Emisphere Technologies, Inc.	TT

Exhibit		Incorporated by Reference (1)
10.105	Amendment to Emisphere Technologies, Inc. Amended and Restated 13% Senior Secured Convertible Note, dated March 28, 2014	VV
10.106	Royalty Agreement, dated as of August 20, 2014, by and between Emisphere Technologies, Inc. and the other parties named therein	UU
10.107

Amended and Restated Agreement, dated as of October 14, 2015, by and among Emisphere Technologies, Inc., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, and Novo Nordisk A/S

WW
10.108	Development and License Agreement, dated October 14, 2015, by and between Emisphere Technologies, Inc. and Novo Nordisk A/S	XX	(3)
10.109	Amendment No. 3 to the Development and License Agreement, dated October 14, 2015, between Novo Nordisk A/S and Emisphere Technologies, Inc.	XX	(3)
14.1	Emisphere Technologies, Inc. Code of Business Conduct and Ethics for Directors	I
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm — RSM US LLP*
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data File	*

*	Filed herewith

(1)	If not filed herewith, filed as an exhibit to the document referred to by letter as follows:

A.	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999 (SEC File No. 000-17758)

B.	Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (SEC File No. 000-17758)

C.	Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC File No. 000-17758)

D.	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997 (SEC File No. 000-17758)

E.	Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC File No. 000-17758)

F.	Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC File No. 000-17758)

G.	Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (SEC File No. 000-17758)

H.	Registration statement on Form S-8 dated and filed on November 27, 2002 (SEC File No. 333-101525)

I.	Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 000-17758)

J.	Registration on Form S-3/A dated and filed February 1, 2005 (SEC File No. 333-117230)

K.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (SEC File No. 000-17758)

L.	Current Report on Form 8-K, filed September 30, 2005 (SEC File No. 000-17758)

M.	Current Report on Form 8-K, filed November 14, 2005 (SEC File No. 000-17758)

N.	Current Report on Form 8-K filed May 4, 2005 (SEC File No. 000-17758)

O.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (SEC File No. 000-17758)

P.	Current Report on Form 8-K, filed April 10, 2006 (SEC File No. 000-17758)

Q.	Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (SEC File No. 000-17758)

R.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007

S.	Current Report on Form 8-K, filed April 11, 2007

T.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007

U.	Current Report on Form 8-K, filed June 29, 2007

V.	Current Report on Form 8-K, filed September 14, 2007

W.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007

X.	Annual Report on Form 10-K for the fiscal year ended December 31, 2007

Y.	Current Report on Form 10-Q, filed August 11, 2008

Z.	Current Report on Form 8-K, filed May 5, 2009

AA.	Current Report on Form 8-K, filed May 21, 2009

BB.	Current Report on Form 8-K, filed August 20, 2009

CC.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009

DD.	Current Report on Form 8-K, filed January 12, 2010

EE.	Annual Report on Form 10-K for the fiscal year ended December 31, 2009

FF.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010

GG.	Current Report on Form 8-K, filed June 9, 2010

HH.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010

II.	Current Report on Form 8-K, filed August 25, 2010

JJ.	Registration Statement on Form S-1, filed on September 15, 2010

KK.	Current Report on Form 8-K, filed on December 21, 2010

LL.	Current Report on Form 8-K, filed on June 30, 2011 (SEC File No. 000-17758)

MM.	Registration Statement on Form S-1, filed on July 26, 2011 (SEC File No. 333-175794).

NN.	Amendment No. 1 on Form 10-K/A, filed January 19, 2012, to Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 31, 2011

OO	Current Report on Form 8-K, filed on June 5, 2012 (SEC File No. 000-17758)

PP	Current Report on Form 8-K, filed on June 4, 2012 (SEC File No. 000-17758)

QQ	Current Report on Form 8-K, filed on September 17, 2012 (SEC File No. 000-17758)

RR	Current Report on Form 8-K, filed on October 19, 2012 (SEC File No. 000-17758)

SS	Current Report on Form 8-K, filed on January 17, 2013 (SEC File No. 000-17758)

TT	Annual Report on Form 10-K, filed on March 28, 2013 (SEC File No. 000-17758)

UU	Current Report on Form 8-K, filed on August 21, 2014 (SEC File No. 000-17758)

(2)	Management contract or compensatory plan or arrangement

(3)	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

VV	Annual Report on Form 10-K filed March 31, 2014 (SEC File No. 000-17758)

WW	Current Report on Form 8-K filed October 15, 2015 (SEC File No. 000-17758)

XX	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (SEC File No. 000-17758