Form 10-Q
period 2016-03-31
EMISPHERE TECHNOLOGIES INC
filed 2016-05-16
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 1, 2016 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,360	$12,898
Accounts Receivable, net	297	455
Inventories	1,323	1,340
Prepaid expenses and other current assets	769	1,081

Total Current Assets	12,749	15,774

Equipment and leasehold improvements, net	8	12
Security deposits	24	24

Total assets	$12,781	$15,810

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,649	$2,121
Notes payable, related party	7,000	7,000
Deferred Revenue, current portion	684	631
Royalty Payable – related party	208	208
Derivative instruments
Related party	12,067	12,690
Others	83	205

Total current liabilities	21,691	22,855

Notes payable, related party, net of related discount	54,408	54,172
Accrued interest, related party	2,376	—
Derivative instruments – related party	32,245	35,071
Deferred revenue	55,616	55,616
Royalty payable – related party	86	—
Deferred lease liability, and other liabilities	11	14

Total liabilities	166,433	167,728

Commitments and Contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none-issued and outstanding	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; issued 60,977,210 Shares (60,687,478 outstanding) as of March 31, 2016 and December 31, 2015	610	610
Additional paid-in-capital	406,039	405,944
Accumulated deficit	(556,349)	(554,520)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(153,652)	(151,918)

Total liabilities and stockholders’ deficit	$12,781	$15,810

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2016 and 2015

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Net revenue	$373	$6

Cost of goods sold	52	25

Gross profit (loss)	321	(19)

Costs and expenses:
Research and development	91	228
General and administrative expenses	1,340	1,293
Selling expenses	1,595	3,125
Depreciation and amortization	4	3

Total costs and expenses	3,030	4,649

Operating loss	(2,709)	(4,668)

Other non-operating income (expense):
Other income	5	3
Change in fair value of derivative instruments
Related party	3,449	(25,609)
Other	122	(853)
Interest expense, related party	(2,696)	(1,841)

Total other non-operating income (expense)	880	(28,300)

Net loss	$(1,829)	$(32,968)

Net loss per share, basic and diluted	$(0.03)	$(0.54)
Weighted average shares outstanding, basic and diluted	60,687,478	60,687,478

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three months ended March 31, 2016 and 2015

(in thousands)

(unaudited)

	For the three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,829)	$(32,968)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	3
Change in fair value of derivative instruments	(3,571)	26,462
Non-cash interest expense	2,612	1,841
Non-cash compensation	95	45
Change in assets and liabilities excluding non-cash charges:
Decrease (increase) in accounts receivable	158	(248)
Decrease (increase) in inventory	17	(46)
Decrease (increase) in prepaid expenses and other current assets	312	(230)
(Decrease) increase in accounts payable and accrued expenses	(472)	1,082
Increase in royalty payable	86	—
Increase in deferred revenue	53	227
Decrease in deferred lease liability	(3)	(2)

Total adjustments	(709)	29,134

Net cash used in operating activities	(2,538)	(3,834)

Cash flows from financing activities:
Proceeds from notes payable	—	5,000

Net cash provided by financing activities	—	5,000

Net (decrease) increase in cash and cash equivalents	(2,538)	1,166
Cash and cash equivalents, beginning of period	12,898	3,683

Cash and cash equivalents, end of period	$10,360	$4,849

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

Our core business strategy is to build new, high-value partnerships and expand upon existing partnerships, to enter into a strategic transaction or alliance to realize the full economic potential of the oral Eligen B12™ product, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen® Technology, a broad-based proprietary oral drug delivery platform which makes it possible to avoid injections for drug administration through the use of delivery agents, or “carriers,” which facilitate or enable transport of therapeutic molecules, including large peptides and proteins, across biological membranes such as those of the gastrointestinal tract.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, our business will require substantial additional investment that we have not yet secured.

As of March 31, 2016, our accumulated deficit was approximately $556.3 million; our stockholder’s deficit was $153.7 million. The net loss was $1.8 million compared to a net loss of $33.0 million for the three months ended March 31, 2016 and 2015, respectively. On March 31, 2016 we had approximately $10.4 million cash. We have limited capital resources and operations to date have been funded with the proceeds from private and public debt and equity financings, collaborative research agreements and income earned on investments. As of March 31, 2016, our financial obligations included approximately $46.5 million (face value) under our Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $22.8 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.8 million (face value) under our Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $2.1 million (face value) under our Second Amended and Restated Bridge Notes (the “Bridge Notes”). The Convertible Notes and the Loan Agreement are subject to annual net sales performance targets.

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

Under terms of its loan agreements, the Company is obligated to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk. The creditor under our Loan Agreement and Reimbursement Notes has agreed to extend the date by which we are required to use 50% of the $14 million received from Novo Nordisk to pre-pay certain loans and notes until June 13, 2016, provided that the Company delivers to the creditor a revised written proposal (the “Proposal”) regarding potential amendments and waivers to the Loan Agreement, Reimbursement Notes and related matters by May 20, 2016. In the event that the Company does not timely deliver the Proposal, the Loan Prepayment will be due on May 20, 2016. The Company intends to submit the Proposal to the creditor before May 20, 2016. Because the Loan Prepayment deadline has not been extended beyond one year from March 31, 2016, we have classified $7.0 million of the loans and notes as a current liability as of March 31, 2016.

We believe that our current cash balance will provide sufficient capital to continue operations through approximately July 2016. However, if the pre-payment obligation is further extended or waived, the Company will have sufficient cash to operate through approximately July 2017. The Company’s future capital requirements beyond July 2016 (or July 2017, in the event the pre-payment obligation is further extended or waived) and its financial success depend largely on its ability to raise additional capital, including by leverage existing and securing new partnering opportunities for Eligen B12™ and for the Eligen technology.

While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ or obtain substantial cash inflows from existing or new partners or other sources prior to July 2016 (or July 2017, in the event the prepayment obligation is further extended or waived), we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2015, 2014 and 2013 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

2. Basis of Presentation

The condensed balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2016.

Certain prior period amounts have been reclassified to conform to current period presentation.

3. Revenue Recognition

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

Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for Joint Steering Committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2016. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

Generally, under collaboration arrangements, nonrefundable payments received during the period of performance may include time- or performance-based milestones. The proportion of actual performance to total expected performance is applied to the “expected payments” in determining periodic revenue. However, revenue is limited to the sum of (i) the amount of nonrefundable cash payments received and (ii) the payments that are contractually due but have not yet been paid.

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

4. Stock-Based Compensation Plans

On April 20, 2007, our stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to our executive officers and other employees, and non-employee directors, consultants and others who provide substantial services to us. The 2007 Plan provides for the issuance of an aggregate of 9,253,876 shares. As of March 31, 2016, 2,717,266 shares are available for future grants under all of our equity plans.

Total compensation expense recorded during the three months ended March 31, 2016 for share-based payment awards was $95 thousand. At March 31, 2016, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.5 million which is expected to be recognized over a weighted-average period of approximately 1.8 years. No options were exercised in the three months ended March 31, 2016. No tax benefit was realized due to a continued pattern of operating losses.

During the three months ended March 31, 2016, the Company granted 40,000 options to Michael Garone, Chief Financial Officer (valued on the grant date at $0.61 using the Black Scholes pricing model).

The following weighted-average assumptions were used for grants made under the stock option plans for the three months ended March 31, 2016:

Expected volatility	145.82%
Expected term (years)	6.79
Risk free rate	1.82%
Dividend yield	0%
Annual forfeiture rate	14.523%

5. Inventory

Inventory consists of the following:

	March 31, 2016 (unaudited)	December 31, 2015
	(In thousands)
Raw Materials	$558	$558
Finished Goods	765	782

Total	$1,323	$1,340

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2016 (unaudited)	December 31, 2015
	(in thousands)
Prepaid corporate insurance	$90	$93
Deposit on inventory	184	184
Prepaid expenses and other current assets	495	804

	$769	$1,081

7. Fixed Assets

Equipment and leasehold improvements, net, consist of the following:

	Useful Lives in Years	March 31, 2016 (unaudited)	December 31, 2015
		(in thousands)
Equipment	3-7	$601	$601
Leasehold improvements, net	Term of lease	27	27

		628	628
Less: accumulated depreciation and amortization		620	616

Equipment and leasehold improvements, net		$8	$12

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2016 (unaudited)	December 31, 2015
	(In thousands)
Accounts payable	$1,274	$1,762
Accrued legal, professional and other fees	307	304
Accrued vacation	68	55

	$1,649	$2,121

9. Notes Payable

Notes payable, net of related discounts, consists of the following:

	March 31, 2016 (unaudited)	December 31, 2015
	(in thousands)
Convertible Notes	$37,708	$37,450
Loan Agreement	22,801	22,801
Bridge Notes	144	166
Reimbursement Notes	755	755

	61,408	61,172
Less: Current portion	7,000	7,000

Non-current notes payable, net of related discount	$54,408	$54,172

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

The Loan Agreement provides for, among other things, a commitment (the “Commitment”) of the Lenders to loan the Company up to $20 million to finance the development, manufacturing, marketing and sale of oral Eligen® B12 (the “B12 Product”). The Company may make five borrowings (each, a “Borrowing”, and collectively, the “Loan”) under the Loan Agreement. The first borrowing under the Loan Agreement occurred on August 20, 2014, in an original principal amount of $5.0 million, the second occurred on November 4, 2014 in an original principal amount of $3.0 million, the third occurred on January 6, 2015 in an original principal amount of $5.0 million, the fourth occurred on April 6, 2015 in an original principal amount of $5.0 million, and the fifth and final borrowing occurred on July 1, 2015 in an original principal amount of $2.0 million. In addition, as described below, if the Company does not have sufficient cash in excess of the Minimum Cash Balance, as defined below, to pay any Royalties that become due under the Royalty Agreement, as described below, such Royalties will be paid as an additional Loan under the Loan Agreement by increasing the principal amount outstanding under the Loan Agreement (any such Loan, “Paid-In-Kind Royalties”). The “Minimum Cash Balance” generally means cash on hand (plus certain cash expenditures during such fiscal year that are unrelated to the B12 Product or related products) of at least $10 million (or $15 million, under certain circumstances beginning as early as October 1, 2015), subject to certain permitted deductions. On December 31, 2015, the Company had a $12.9 million cash balance, greater than the $10 million Minimum Cash Balance as defined under the Loan Agreement, therefore $0.2 million Royalties payable for 2015 under the Royalty Agreement was due in cash. MHR has agreed to extend the date by which we are required to make the $0.2 million Royalty payment in cash under the terms of the Royalty Agreement until June 13, 2016, provided that the Company delivers the Proposal to MHR by May 20, 2016. In the event the Company does not timely deliver the Proposal, the Loan Prepayment will be due on May 20, 2016. The Company intends to submit the Proposal to the creditor before May 20, 2016.

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

In connection with the cash proceeds of $14 million from Novo Nordisk in October 2015, the Company was obligated to pre-pay $0.8 million of the Reimbursement Notes and $6.2 million of the Loans on November 26, 2015. The creditor under our Loan Agreement and Reimbursement Notes has agreed to extend the date by which we are required to pre-pay such amounts under the Loan Agreement and Reimbursement Notes until June 13, 2016, provided that the Company delivers the Proposal to MHR by May 20, 2016. In the event the Company does not timely deliver the Proposal, the Loan Prepayment will be due on May 20, 2016. The Company intends to submit the Proposal to MHR before May 20, 2016. Because the Loan Prepayment deadline has not been extended beyond one year from March 31, 2016, we have classified $0.8 million of the Reimbursement Notes and $6.2 million of the Loans as a current liability as of March 31, 2016 in the accompanying condensed balance sheet.

In connection with the entry into the Loan Agreement, on August 20, 2014, the Lenders and the Company further amended and restated (i) the Convertible Notes issued by the Company to certain of the Lenders, (ii) the Bridge Notes issued by the Company to certain of the Lenders, and (iii) the Reimbursement Notes (and, together with the Convertible Notes and Bridge Notes, the “MHR Notes”). Also, in connection with the entry into the Loan Agreement and the amendment and restatement of the MHR Notes, Institutional Partners IIA and the Company have amended the Pledge and Security Agreement, dated September 26, 2005, as amended, by and between the Company and Institutional Partners IIA to, among other things, secure the Reimbursement Notes and payments due under the Loan Agreement with substantially all of the Company’s assets, and secure the payments due under the Royalty Agreement and Paid-In-Kind Royalties due under the Loan Agreement with the Company’s intellectual property relating to the B12 Products and related products. As of March 31, 2016, the principal balance and accrued interest of the Loan was $22.8 million and $0.8 million, respectively.

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

The Convertible Notes now provide for a new maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones specified in the Convertible Notes). The interest rate is 13% per annum, compounded monthly, which interest will be payable in the form of additional Convertible Notes. The Convertible Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. After all principal and interest under the Loan Agreement and Reimbursement Notes are repaid, the remaining Convertible Notes must be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of the Company’s adjusted consolidated free cash flow (75% of the Company’s adjusted consolidated free cash flow in any year in which the Company’s adjusted consolidated free cash flow exceeds $50 million) to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance. The Convertible Notes are convertible, at the option of the holders, at a conversion price of $1.25 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Convertible Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. If we fail to meet our obligations under the terms of the Convertible Notes, or fail to meet any of the net sales targets included in the Convertible Notes, we would be in default under these notes, which would give MHR the option of foreclosing on substantially all of our assets. On November 10, 2015, MHR agreed to waive any event of default resulting from the failure to satisfy the December 31, 2015 net sales target specified in the Convertible Notes. As of March 31, 2016, the principal balance and accrued interest of the Convertible Notes were $46.5 million and $1.5 million, respectively; and the Convertible Notes were convertible into 37,233,561 shares of our common stock.

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

The Reimbursement Notes provide for a maturity date of the earlier of (a) March 31, 2022 and (b) immediately prior to the time that any amounts outstanding under the Loan Agreement are repaid (subject to acceleration upon the occurrence of certain events of default specified in the Reimbursement Notes), and bear interest at the rate of 10% per annum, compounded monthly, which interest is payable in the form of additional Reimbursement Notes. The Reimbursement Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Reimbursement Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Reimbursement Notes must also be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below. As of March 31, 2016, the principal balance and accrued interest of the Reimbursement Notes were $0.8 million and $19 thousand, respectively; and the Reimbursement Notes were convertible into 1,510,682 shares of our common stock.

In connection with the cash proceeds of $14 million from Novo Nordisk in October 2015, the Company was obligate to pre-pay $0.8 million of the Reimbursement Notes and $6.2 million of the Loans on November 26, 2015. The creditor under the Reimbursement Notes and Loan Agreement has agreed to extend the date by which we are required to pre-pay such amounts under the Reimbursement Notes and Loan Agreement until June 13, 2016, provided that the Company delivers the Proposal to MHR by May 20, 2016. In the event the Company does not timely deliver the Proposal, the Loan Prepayment will be due on May 20, 2016. The Company intends to submit the Proposal to the creditor before May 20, 2016. Because the Loan Prepayment deadline has not been extended beyond one year from March 31, 2016, we have classified $0.8 million of the Reimbursement Notes and $6.2 million of the Loans as a current liability as of March 31, 2016 in the accompanying balance sheet.

Bridge Notes. On October 17, 2012, the Company issued to MHR the predecessor to the Bridge Notes in the aggregate principal amount of $1,400,000. The original Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. The Bridge Notes were amended and restated on May 7, 2013 and restated again on August 20, 2014.

The Bridge Notes provide for a maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain events of default specified) and bear interest at 13% per year, compounded monthly and payable in the form of additional Bridge Notes. The Bridge Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Bridge Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Bridge Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. As of March 31, 2016, the principal balance and accrued interest of the Bridge Notes were $2.1 million and $70 thousand, respectively; and the Bridge Notes were convertible into 4,229,826 shares of our common stock.

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

If any Royalties become due under the Royalty Agreement when the royalty rate is 5% or 2.5%, the amount outstanding under the Loan Agreement, Convertible Notes and Bridge Notes shall be reduced in an amount equal to such royalty payment, to the extent such payment does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance (the “Royalty Match”), in the following priority: (i) first, to prepay the Loan; (ii) second, to redeem the Convertible Notes; and (iii) finally, to redeem the Bridge Notes. For the three months ended March 31, 2016, the Company recorded $85 thousand royalty expense.

The carrying value of the MHR Notes is comprised of the following:

	March 31, 2016	December 31, 2015
	(unaudited)
	(in thousands)
Amended and Restated Convertible Notes	$46,542	$46,542
Loan Agreement	22,801	22,801
Amended and Restated Reimbursement Notes	755	755
Amended and Restated Bridge Notes	2,115	2,115
Unamortized discounts	(10,805)	(11,041)

	$61,408	$61,172

10. Derivative Instruments

Derivative instruments consist of the following:

	March 31, 2016	December 31, 2015
	(unaudited)
	(in thousands)
Convertible Notes	$29,255	$30,823
Reimbursement Notes	1,068	1,118
Bridge Notes	2,990	3,130
Amended and Restated August 2009 Warrants	1,858	2,142
Amended and Restated June 2010 MHR Warrants	469	552
Amended and Restated August 2010 Warrants	1,307	1,507
Amended and Restated August 2010 MHR Waiver Warrants	486	560
Amended and Restated July 2011 Warrants	1,500	1,729
July 2011 Investor Warrants	83	205
Amended and Restated July 2011 MHR Waiver Warrants	396	456
May 2013 MHR Modification Warrants	4,983	5,744

	$44,395	47,966

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

Embedded Conversion Feature of MHR Notes. The Convertible Notes, the Reimbursement Notes, and the Bridge Notes (collectively, the “MHR Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the MHR Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the MHR Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liabilities associated with the MHR Notes has been presented as a non-current liability as of March 31, 2016 and December 31, 2015, to correspond to their host contracts.

Convertible Notes. In addition to the foregoing, the adjustment provision of the Convertible Notes does not become effective unless and until the Company were to raise $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. The fair value of the embedded conversion feature of the Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair values as March 31, 2016 and December 31, 2015, are as follows:

	March 31, 2016	December 31, 2015
Closing stock price	$0.65	$0.68
Conversion price	$1.25	$1.25
Expected volatility	147%	143%
Remaining term (years)	6.00	6.25
Risk-free rate	1.37%	1.95%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Convertible Notes decreased $1.6 million and increased $15.7 million for the three months ended March 31, 2016 and 2015, respectively, which has been recognized in the accompanying statements of operations.

Reimbursement Notes. The fair value of the embedded conversion feature of the Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of March 31, 2016 and December 31, 2015 are as follows:

	March 31 2016	December 31, 2015
Closing stock price	$0.65	$0.68
Conversion price	$0.50	$0.50
Expected volatility	147%	143%
Remaining term (years)	6.00	6.25
Risk-free rate	1.37%	1.95%
Expected dividend yield	0%	0%

The fair value of the embedded conversion of the Reimbursement Notes decreased $50 thousand and increased $0.6 million for the three months ended March 31, 2016 and 2015, respectively, which has been recognized in the accompanying statements of operations.

Bridge Notes. The fair value of the embedded conversion feature of the Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Closing stock price	$0.65	$0.68
Conversion price	$0.50	$0.50
Expected volatility	147%	143%
Remaining term (years)	6.00	6.25
Risk-free rate	1.37%	1.95%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Bridge Notes decreased $0.1 million and increased $1.5 million for the three months ended March 31, 2016 and 2015, respectively, which has been recognized in the accompanying statements of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated the Original Warrants such that the expiration date of the Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated June 2010 Warrants”). The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24-month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of March 31, 2016 and December 31, 2015, are as follows:

	March 31, 2016	December 31, 2015
Closing stock price	$0.65	$0.68
Conversion price	$0.50	$0.50
Expected volatility	122%	136%
Remaining term (years)	3.27	3.52
Risk-free rate	0.91%	1.42%
Expected dividend yield	0%	0%

The fair value of the Amended and Restated June 2010 Warrants decreased $0.1 million and increased $0.3 million for the three months ended March 31, 2016 and 2015, which has been recognized in the accompanying statements of operations.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stocks at various times from 2009 through 2011, as described more fully below (the August 2009

Warrants, August 2010 Warrants, August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”) . Under the terms of each of the Amended and Restated Warrants, as well as the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the Original Warrants as of March 31, 2016 and December 31, 2015, are as follows:

	March 31, 2016	December 31, 2015
Closing stock price	$0.65	$0.68
Conversion price	$0.50	$0.50
Expected volatility	122%	141%
Remaining term (years)	3.27	3.52
Risk-free rate	0.87%	1.31%
Expected dividend yield	0%	0%

The fair value of the Original Warrants decreased $0.8 million and increased $4.0 million for the three months ended March 31, 2016 and 2015, respectively, which has been recognized in the accompanying statements of operations.

2013 Restructuring Warrants. The Company issued to MHR warrants to purchase 10 million shares of its common stock (the “2013 Restructuring Warrants”) as part of the Restructuring. The assumptions used in computing the fair value of the 2013 Restructuring Warrants as of March 31, 2016 and December 31, 2015, are as follows:

	March 31, 2016	December 31, 2015
Closing stock price	$0.65	$0.68
Conversion price	$0.50	$0.50
Expected volatility	122%	141%
Remaining term (years)	3.27	3.52
Risk-free rate	0.87%	1.31%
Expected dividend yield	0%	0%

The fair value of the 2013 Restructuring Warrants decreased $0.8 million and increased $3.6 million for the three months ended March 31, 2016 and 2015, respectively which has been recognized in the accompanying statements of operations.

August 2010 Investor Warrants. In connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). On July 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. On August 26, 2015, the remaining August 2010 Warrants expired.

The fair value of the August 2010 Warrants increased $0.3 million for the three months ended March 31, 2015, which has been recognized in the accompanying statements of operations.

July 2011 Investor Warrants. In connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). The July 2011 Warrants are exercisable at $1.09 per share and have an expiration date of July 6, 2016. The assumptions used in computing the fair value of the July 2011 Warrants as of March 31, 2016 and December 31, 2015, are as follows:

	March 31, 2016	December 31, 2015
Closing stock price	$0.65	$0.68
Conversion price	$1.09	$1.09
Expected volatility	94%	88%
Remaining term (years)	0.26	0.51
Risk-free rate	0.21%	.49%
Expected dividend yield	0%	0%

The fair value of the July 2011 Warrants decreased $0.1 million and increased $0.6 million for the three months ended March 31, 2016 and 2015, respectively, which has been recognized in the accompanying statements of operations.

11. Commitments and Contingencies

Commitments.

We lease office space at 4 Becker Farm Road, Roseland, New Jersey under a non-cancellable operating lease expiring in 2017.

As of March 31, 2016, future minimum rental payments are as follows:

Years Ending December 31,	(In thousands)
2016 (remaining)	111
2017	74

Total	$185

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2016.

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

12. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2015 and March 31, 2016, the Company had no accruals for interest or penalties related to income tax matters.

13. New Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and retail inventory method are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the new standards.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The adoption of ASU 2015-03 did not have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of these new standards.

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

In March 2016, the FASB issued ASU No. 2016-06, “Contingent Put and Call Option in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 is intended to simplify the analysis of embedded derivatives for debt instruments that contain contingent put or call options. The amendments in ASU 2016-06 clarify that an entity is required to assess the embedded call or put options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to initially assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 take effect for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016–01 to have a significant impact on its financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

14. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

March 31, 2016 (unaudited)	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$10,613	$33,782	$44,395

December 31, 2015	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$12,343	$35,623	$47,966

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods ended March 31, 2016 and December 31, 2015.

	March 31, 2016 (unaudited)	December 31, 2015
Beginning Balance	$35,623	$24,414
Derivative liability of embedded conversion feature of the Bridge Notes	—	377
Derivative liability of embedded conversion feature of the Reimbursement Notes	—	105
Derivative liability of the embedded conversion feature of the Convertible Notes	—	3,648
Change in fair value	(1,841)	7,079

Ending Balance	$33,782	$35,623

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

15. Subsequent Events

In connection with the cash proceeds of $14 million from Novo Nordisk in October 2015, the Company was obligated to pre-pay $0.8 million of the Reimbursement Notes and $6.2 million of the Loans on November 26, 2015. On May 13, 2016, the creditor under the Reimbursement Notes and Loan Agreement agreed to extend the date by which we are required to pre-pay such amounts until June 13, 2016, provided that the Company delivers a revised written proposal (the “Proposal”) regarding potential amendments and waivers to the Loan Agreement, Reimbursement Notes and related matters to the creditor by May 20, 2016. In the event the Company does not timely deliver the Proposal, the Loan Prepayment will be due on May 20, 2016. The Company intends to submit the Proposal to the creditor before May 20, 2016.

On December 31, 2015, the Company had a $12.9 million cash balance, greater than the $10 million Minimum Cash Balance as defined under the Loan Agreement, therefore $0.2 million Royalties payable for 2015 under the Royalty Agreement was due in cash. The creditor has agreed to extend the date by which we are required to make the $0.2 million Royalty payment in cash under the terms of the Royalty Agreement until June 13, 2016, provided that the Company delivers the Proposal to the creditor by May 20, 2016. In the event the Company does not timely deliver the Proposal, the Royalty payment will be due on May 20, 2016. The Company intends to submit the Proposal to the creditor before May 20, 2016.

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

Our core business strategy is to build new, high-value partnerships and continue to expand upon existing partnerships, to enter into a strategic transaction or alliance to realize the full economic potential of the oral Eligen B12™ product, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen® Technology, a broad-based proprietary oral drug delivery platform which makes it possible to avoid injections for drug administration through the use of delivery agents, or “carriers,” which facilitate or enable transport of therapeutic molecules, including large peptides and proteins, across biological membranes such as those of the gastrointestinal tract. Our product pipeline includes prescription drug and medical food product candidates that are being developed in partnership or internally.

Eligen® Technology

The Eligen® Technology is a broadly applicable proprietary oral drug delivery technology based on the use of proprietary synthetic chemical compounds known as Eligen® delivery agents, or carriers. These carriers facilitate and enable the transport of therapeutic macromolecules (such as proteins, peptides, and polysaccharides) and poorly absorbed small molecules across biological membranes. The Eligen® Technology not only facilitates absorption, but it acts rapidly in the upper sections of the gastrointestinal tract where absorption is thought to occur. Using Eligen® Technology, most therapeutic macromolecules reach the general circulation in less than an hour post-dose, which can limit enzymatic degradation that typically affects macromolecules and may be advantageous in cases where time to onset of action is important (i.e. analgesics). The Eligen® technology is distinguished from competitive technologies in that absorption takes place through a transcellular pathway, as opposed to passing between cells, preserving the integrity of the tight junctions within the cell walls and reducing the likelihood of inflammatory processes and autoimmune gastrointestinal diseases. Furthermore, Eligen® Technology carriers are rapidly absorbed, distributed, metabolized and eliminated from the body, and they do not accumulate in the organs and tissues and are considered safe at anticipated doses and dosing regimens. Drugs or nutritional supplements whose bioavailability is limited by poor membrane permeability or chemical or biological degradation, and which have a moderate-to-wide therapeutic index, appear to be the best candidates for use with the Eligen® Technology. Our carriers do not alter the chemical properties of the drug nor its biological activity. Target molecules could be currently available or under development. Such molecules are usually delivered by injection; and, in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen® Technology can be applied to the oral route of administration as well as other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen® Technology makes it possible to deliver certain therapeutic molecules orally without altering their chemical form or biological activity. Eligen® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect. Our development efforts are conducted internally or in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market.

Eligen® Technology License Agreements

Our most advanced collaborative partner, Novo Nordisk, is using our Eligen® Technology in combination with its proprietary GLP-1 receptor agonists and insulins. Novo Nordisk recently began Phase III clinical development of its GLP-1 analog, oral-semaglutide, a once daily oral formulation of their long-acting GLP-1 analog for the treatment of Type 2 diabetes, using our absorption-enhancing carrier, Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (“SNAC”), which is one of our Eligen® Technology delivery agents, or “carriers.” Novo Nordisk’s Phase 3a program, consists of seven trials and approximately 9,300 patients with Type 2 diabetes. Novo Nordisk’s decision to initiate this global phase 3a program follows encouraging results from the proof of concept Phase 2 program and consultations with regulatory authorities. The advancement of oral semaglutide into Phase 3a development represents a significant milestone for our Eligen® Technology platform and supports our belief that products developed using our carriers have the potential to overcome bioavailability challenges commonly associated with the oral administration of peptides and certain other compounds.

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

During October 2015, we also entered into a new Development and License Agreement with Novo Nordisk (the “Expansion License Agreement”) to develop and commercialize oral formulations of four classes of Novo Nordisk’s investigational molecules targeting major metabolic disorders, including diabetes and obesity, using our oral Eligen® Technology. Under the terms of the Expansion License Agreement, we licensed to Novo Nordisk the exclusive right to develop potential product candidates in three molecule classes, and the non-exclusive right to develop potential product candidates in a fourth molecule class, using the Eligen® Technology. Pursuant to the Expansion License Agreement, we received a $5.0 million upfront licensing fee, and are eligible to receive up to $62.5 million in development and sales milestone payments for each of the three exclusively licensed molecule classes, and up to $20 million in development milestone payments for the non-exclusively licensed molecule class. Additionally, we are eligible to receive royalties on sales of each successfully commercialized product. Novo Nordisk is solely responsible for the development and commercialization of all product candidates. In addition, Emisphere granted Novo Nordisk the option to obtain exclusive and non-exclusive rights to develop and commercialize oral formulations of additional investigational molecules for the treatment of diabetes, obesity, and indications in other important therapeutic areas using the Eligen® Technology. If Novo Nordisk exercises its option to develop and commercialize any additional investigational molecules, we would be entitled to receive an additional payment upon the exercise of each option for exclusive or non-exclusive development rights for each molecule class. We are eligible to receive up to $62.5 million in development and sales milestone payments for each additional exclusively licensed molecule class, and up to $20 million in development milestone payments for each additional non-exclusively licensed molecule class, plus royalties on sales of each commercialized product. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of a licensed product in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. Novo Nordisk may terminate this agreement with 90-days prior notice. We may terminate this agreement in the event that Novo Nordisk challenges the validity of any licensed patent under the agreement, but only with respect to the patents belonging to the patent family of the challenged patent. Either party may also terminate the agreement upon the other party’s material breach, if not cured within a specified period of time. Upon a termination of the agreement by Emisphere for Novo Nordisk’s breach, all intellectual property rights conveyed under the agreement shall revert back to us.

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

Oral Eligen B12™ Rx

We launched oral Eligen B12™ Rx in March 2015 to positive physician and patient reception. From the start, we have continuously evaluated the product’s sales performance and uptake in light of our current commercial and financial resources, and determined that a strategic transaction or collaboration with a third party that possesses the requisite marketing power and resources is necessary for the product to reach its full market potential in the United States and internationally. Simultaneously, during the fourth quarter 2015, we were approached by several major Pharma and Consumer Healthcare Companies expressing interest in licensing or acquiring our now on-the-market Eligen B12™ product. As a result we have concluded that we should evaluate potential strategic transactions and collaborations with these potential suitors in order to optimize shareholder value. These developments have also led to our decision to phase-out our small contract field force and re-prioritize our marketing resources towards more efficient non-field force promotion. Accordingly, we are evaluating potential strategic transactions and collaborations with third parties for oral Eligen B12™ Rx in the United States and internationally in order to optimize shareholder value.

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

To support and streamline our internal development programs, we implemented an innovative commercialization strategy for the Eligen® Technology. Using extensive safety data available for our carrier, we obtained GRAS (Generally Recognized as Safe) status for SNAC, and then combined the Eligen® Technology with B12, another GRAS substance where bioavailability and absorption is difficult and improving such absorption would yield substantial benefit and value. Given sufficient time and resources, we intend to apply this strategy to develop other products. Examples of GRAS substances that may be developed into additional commercial products using this strategy include vitamins such as other B Vitamins, minerals such as iron, and other supplements such as the polyphenols and catechins, among others. We hope to expand our product portfolio globally with collaborative partners in different geographic markets.

Funding required to continue developing our product pipeline may be partially paid by income generated from a strategic transaction with Eligen B12™, and from license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution. The Company also continues to focus on improving operational efficiency. Additionally, we have accelerated the commercialization of the Eligen® Technology in a cost effective way and gained operational efficiencies by tapping into advanced scientific processes offered by independent contractors.

Our website is www.emisphere.com. The contents of that website are not incorporated herein by reference. Investor related questions should be directed to info@emisphere.com.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015:

	March 31,	March 31,
	2016	2015	Change
	(unaudited)
	(in thousands)	(in thousands)	(in thousands)
Revenue	$373	$6	$367
Cost of goods sold	$52	$25	$27
Gross Profit (Loss)	$321	$(19)	$340
Operating expenses	$3,030	$4,649	$(1,619)
Operating loss	$(2,709)	$(4,668)	$(1,959)
Other non-operating income (expense)	$880	$(28,300)	$29,180
Net loss	$(1,829)	$(32,968)	$(31,139)

Revenue increased $367 thousand, cost of goods sold increased $27 thousand, and gross profit increased $340 thousand for the three months ended March 31, 2016 in comparison to the same period last year in connection with sales from the introduction of the Eligen B12™ Product in March 2015.

Operating expenses decreased $1.6 million or 35% to $3.0 million for the three months ended March 31, 2016 in comparison to the same period last year due primarily to a $1.6 million reduction in sales, marketing and other commercial costs commensurate with our decision to phase out our sales field force, and reduce and reallocate marketing resources towards more efficient non-field force promotion of the oral Eligen B12™ product in the U.S. during 2016. Details of these changes are highlighted in the table below:

(in thousands)
Increase in human resources costs	$129
Decrease in professional fees	(128)
Decrease in sales and marketing costs, excluding human resource costs	(1,614)
Increase in occupancy costs	1
Increase in product development costs	5
Decrease in other costs	(12)

$(1,619)

Human resource costs increased $129 thousand, or 20%, due primarily to a $32 thousand increase in salaries from the addition of a Chief Medical Officer and account service representative, to support oral Eligen B12™; an $51 thousand increase in non-cash stock options expense during 2016 and a $28 thousand increase due to timing differences from 2014.

Professional fees decreased $128 thousand, or 18%, due primarily to an $121 thousand decrease in consulting costs including medical regulatory, regulatory and manufacturing support costs in connection with the introduction of oral Eligen B12™ in the U.S. during March 2015.

Product development costs increased $5 thousand, or 11%.

Other costs decreased $12 thousand, or 5%.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	March 31,
	2016	2015
Human resource costs, including benefits	26%	14%
Professional fees for legal, intellectual property, accounting and consulting	19%	15%
Sales and marketing costs, excluding human resource costs	44%	63%
Occupancy costs	1%	1%
Product development costs	2%	1%
Depreciation and amortization	—%	—%
Other	8%	6%

	100%	100%

Other non-operating income increased $29.2 million, to other non-operating income of $0.9 million for the three months ended March 31, 2016 compared to $28.3 million other non-operating expense for the same period during 2015, due primarily to a $30.0 million decrease in the fair value of derivative instruments from the change in the price of the Company’s common stock, offset by a $0.9 million increase in interest expense.

As a result of the above factors, we had a net loss of $1.8 million for the three months ended March 31, 2016, compared to net loss of $33.0 million for the three months ended March 31, 2015.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, our business will require substantial additional investment that we have not yet secured.

As of March 31, 2016, our accumulated deficit was approximately $556.3 million; our stockholder’s deficit was $153.7 million. The net loss was $1.8 million compared to a net loss of $33.0 million for the three months ended March 31, 2016 and 2015, respectively. On March 31, 2016 we had approximately $10.4 million cash. We have limited capital resources and operations to date have been funded with the proceeds from private and public debt and equity financings, collaborative research agreements and income earned on investments. As of March 31, 2016, our financial obligations included approximately $46.5 million (face value) under our Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $22.8 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.8 million (face value) under our Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $2.1 million (face value) under our Second Amended and Restated Bridge Notes (the “Bridge Notes”). The Convertible Notes and the Loan Agreement are subject to annual net sales performance targets.

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

Under terms of its loan agreements, the Company is obligated to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk. The creditor under our Loan Agreement and Reimbursement Notes has agreed to extend the date by which we are required to use 50% of the $14 million received from Novo Nordisk to pre-pay certain loans and notes until June 13, 2016, provided that the Company delivers the Proposal to MHR by May 20, 2016. In the event the Company does not timely deliver the Proposal, the Loan Prepayment will be due on May 20, 2016. The Company intends to submit the Proposal before May 20, 2016. Because the Loan Prepayment deadline has not been extended beyond one year from March 31, 2016, we have classified $7.0 million of the loans and notes as a current liability as of March 31, 2016.

We believe that our current cash balance will provide sufficient capital to continue operations through approximately July 2016. However, if the pre-payment obligation is further extended or waived, the Company will have sufficient cash to operate through approximately July 2017. The Company’s future capital requirements beyond July 2016 (or July 2017, in the event the pre-payment obligation is further extended or waived) and its financial success depend largely on its ability to raise additional capital, including by leverage existing and securing new partnering opportunities for Eligen B12™ and for the Eligen® technology.

While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ or obtain substantial cash inflows from existing or new partners or other sources prior to July 2016 (or July 2017, in the event the prepayment obligation is further extended or waived), we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2015, 2014 and 2013 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

For further discussion, see Part II, Item 1A “Risk Factors.”

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2016 for detailed explanations of its critical accounting estimates, which have not changed during the period ended March 31, 2016.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 13 set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities. As further described in Note 10 to our Financial Statements set forth in Part I, Item 1 of this Report, at March 31, 2016, the estimated fair value of derivative instruments was $44.4 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, Amended and Restated Reimbursement Notes, and Amended and Restated September 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumptions that have the greatest impact on the determination of fair value are the closing price of our common stock and historical stock price volatility. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives (in thousands)
25% increase in stock price	$11,679
50% increase in stock price	19,699
5% increase in assumed volatility	4,168
25% decrease in stock price	(9,562)
50% decrease in stock price	(17,898)
5% decrease in assumed volatility	(2,391)

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-month period ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

As of the date hereof, the Company is not a party to any legal proceedings, and none are known to be contemplated against the Company.

ITEM 1A.	RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 29, 2016, including the following. We have denoted with an asterisk (*) in the following discussion those risk factors that are materially revised since our Annual Report on our 2015 10-K.

Financial Risks

•	We have a history of operating losses and we may never achieve profitability. Our failure to raise capital when needed or satisfy the terms of our new and existing debt arrangements as they become due would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations. The Company estimates that if we fail to raise additional capital or if we fail to complete a strategic transaction or collaboration with a third party to achieve our planned commercial targets for oral EligenB12™ in the U.S., or if we fail to obtain substantial cash inflows from existing or new partners by July 2016, or July 2017, in the event the pre-payment obligation in our debt facilities is further extended or waived, the Company could be forced to cease operations.

•	If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

•	If we fail to generate sufficient additional capital from operations or obtain substantial cash inflows from existing or new partners or other sources prior to July 2016, or July 2017, in the event the pre-payment obligation is further extended or waived, we could be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 contained a going concern explanatory paragraph.

•	* We may not be able to meet covenants or financial obligations, including annual revenue targets, detailed in our Loan Agreement, Convertible Notes, Reimbursement Notes, and Bridge Notes issued to MHR in August 2014 (collectively, the “MHR Notes”), or the Royalty Agreement, which could result in an increase in the interest rate on the MHR Notes and/or accelerated maturity of the MHR Notes, which we might not be able to satisfy. The MHR Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and if we default on our obligations under the MHR Notes, MHR may elect to foreclose on such assets, in which event we would be required to cease operations.

Risks Related to our Business

•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

•	Our business will suffer if we fail or are delayed in completing a strategic transaction or collaboration with a third party to achieve our planned commercial targets for oral EligenB12™.

•	We are highly dependent on the clinical success of our product candidates.

•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our collaborative partners are free to develop competing products.

•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

•	We are dependent on third parties to manufacture and test our products.

•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry

•	Our future business success depends heavily upon regulatory approvals and compliance with regulatory requirements, which can be difficult to obtain or maintain for a variety of reasons, including cost. More specifically, the regulatory approval process for prescription and nonprescription product candidates will likely vary by the nature of the therapeutic molecule being delivered.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We face rapid technological change and intense competition.

Other Risks

•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers or prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.

•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report for the year ended December 31, 2015 on Form 10-K as filed with the SEC on March 29, 2016. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Emisphere Technologies, Inc.

Date: May16, 2016	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer (Principal Executive Officer)

Date: May16, 2016

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