Form 10-Q
period 2016-09-30
EMISPHERE TECHNOLOGIES INC
filed 2016-11-14
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of November 14, 2016 was 60,687,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(in thousands, except share and per share data)

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,514	$12,898
Accounts Receivable, net	232	455
Inventories	85	1,340
Prepaid expenses and other current assets	194	1,081

Total Current Assets	8,025	15,774
Equipment and leasehold improvements, net	1	12
Security deposits	24	24

Total assets	$8,050	$15,810

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$773	$2,121
Notes payable, related party	7,000	7,000
Accrued interest, related party	2,545	—
Deferred Revenue, current portion	629	631
Royalty payable, related party	208	208
Derivative instruments
Related party	11,983	12,690
Others	—	205

Total current liabilities	23,138	22,855
Notes payable, related party, net of related discount	57,309	54,172
Derivative instruments, related party	38,016	35,071
Deferred revenue	55,616	55,616
Royalty payable – related party	173	—
Deferred lease liability and other liabilities	7	14

Total liabilities	174,259	167,728

COMMITMENTS AND CONTINGENCIES
Stockholders’ deficit:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; issued 60,977,210 shares (60,687,478 outstanding) as of September 30, 2016 and December 31, 2015	610	610
Additional paid-in-capital	406,198	405,944
Accumulated deficit	(569,065)	(554,520)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(166,209)	(151,918)

Total liabilities and stockholders’ deficit	$8,050	$15,810

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three and nine months ended September 30, 2016 and 2015

(in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net revenue	$204	$130	$863	$225
Cost of goods sold	41	58	139	138
Write-off of slow moving inventory	560	—	1,214	—

Gross profit (loss)	(397)	72	(490)	87

Costs and expenses:
Research and development	80	94	260	382
General and administrative expenses	1,381	1,352	4,043	4,181
Selling expenses	137	3,291	1,868	9,414
Depreciation and amortization	3	3	11	10

Total costs and expenses	1,601	4,740	6,182	13,987

Operating loss	(1,998)	(4,668)	(6,672)	(13,900)
Other non-operating income (expense):
Other income	3	1	12	8
Change in fair value of derivative instruments
Related party	(436)	2,334	20	(9,783)
Other	—	232	205	(188)
Interest expense related party	(2,772)	(2,321)	(8,110)	(6,391)

Total other non-operating income (expense)	(3,205)	246	(7,873)	(16,354)

Net loss	$(5,203)	$(4,422)	$(14,545)	$(30,254)

Net loss per share, basic and diluted	$(0.09)	$(0.07)	$(0.24)	$(0.50)
Weighted average shares outstanding, basic and diluted	60,687,478	60,687,478	60,687,478	60,687,478

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2016 and 2015

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,545)	$(30,254)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	10
Change in fair value of derivative instruments	(225)	9,971
Write-off of slow moving inventory	1,214	—
Non-cash interest expense	7,940	6,270
Non-cash compensation expense	254	219
Changes in assets and liabilities excluding non-cash transactions:
Decrease (Increase) in accounts receivable	223	(305)
Decrease in inventories	41	14
Decrease (Increase) in prepaid expenses and other current assets	887	(535)
(Decrease) Increase in deferred revenue	(2)	382
Increase in royalty payable	173	121
Decrease in accounts payable and accrued expenses	(1,348)	(174)
Decrease (Increase) in deferred lease liability	(7)	2

Total Adjustments	9,161	15,975

Net cash used in operating activities	(5,384)	(14,279)

Cash flows from financing activities:
Loan proceeds	—	12,000

Net cash from financing activities	—	12,000

Net decrease in cash and cash equivalents	(5,384)	(2,279)
Cash and cash equivalents, beginning of period	12,898	3,683

Cash and cash equivalents, end of period	$7,514	$1,404

Schedule of non-cash financing activities:
Conversion of accrued interest to notes payable	$4,830	$3,928
Increase in debt discount for new derivatives	$2,256	$1,945

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

As of September 30, 2016, our accumulated deficit was approximately $569.1 million; our stockholder’s deficit was $166.2 million. Net loss was $5.2 million compared to a net loss of $4.4 million for the three months ended September 30, 2016 and 2015, respectively; our net loss was $14.5 million and $30.3 million for the nine months ended September 30, 2016 and 2015, respectively. On September 30, 2016 we had approximately $7.5 million in cash. We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, private and public debt and equity financings and income earned on investments.

As of September 30, 2016, our financial obligations included approximately $49.7 million (face value) under our Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $24.3 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.8 million (face value) under our Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $2.3 million (face value) under our Second Amended and Restated Bridge Notes (the “Bridge Notes”). The Convertible Notes and the Loan Agreement are subject to annual net sales performance targets.

Under the terms of the Loan Agreement, described in Note 9 to the Financial Statements, we borrowed an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of our oral Eligen B12 Rx Product. The loan facility will mature on December 31, 2019 and bears interest at a rate of 13% per year. In the event that we do not satisfy annual net sales targets of Eligen B12 by December 31 for each fiscal year beginning 2015 through 2019, we will be in default under the Loan Agreement. We do not anticipate meeting the annual sales target at December 31, 2016, however, the Company is currently in discussions with the creditor for a permanent waiver of this condition.

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

Under the terms of our loan agreements, we are obligated to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk. The creditor under our Loan Agreement and Reimbursement Notes has agreed to extend the date by which we are required to use 50% of the $14 million received from Novo Nordisk to pre-pay certain loans and notes until November 15, 2016. Because the Loan Prepayment deadline has not been extended beyond one year from September 30, 2016, we have classified $7.0 million of the loans and notes as a current liability as of September 30, 2016.

We believe that our current cash balance will provide sufficient capital to continue operations through November 2016. However, if the pre-payment obligation is further extended or waived, the Company will have sufficient cash to operate through approximately December 2017. The Company’s future capital requirements beyond November 2016 (or December 2017, in the event the pre-payment obligation is further extended or waived) and our financial success depend largely on our ability to raise additional capital, including by leveraging existing and securing new partnering opportunities for Eligen B12 and the Eligen® Technology.

While our plan is to raise capital from product partnering opportunities and/or commercial operations to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. If we fail to obtain substantial cash inflows from existing or new partners or other sources prior to November 2016 (or December 2017, in the event the prepayment obligations is further extended or waived), we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2015, 2014 and 2013 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our partnerships will be successful, that any of our products or product candidates will perform as hoped or that such products will be successfully commercialized.

2. Basis of Presentation

The condensed balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Results of operations for the nine-month period ended September 30, 2016 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2016.

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

4. Stock-Based Compensation Plans

On April 20, 2007, our stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to our executive officers and other employees, and non-employee directors, consultants and others who provide substantial services to us. The 2007 Plan provides for the issuance of an aggregate of 9,253,876 shares. As of September 30, 2016, 3,064,416 shares are available for future grants under our active equity plans.

Total compensation expense recorded during the three and nine months ended September 30, 2016 for share-based payment awards was $80 thousand and $254 thousand, respectively. At September 30, 2016, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.3 million which is expected to be recognized over a weighted-average period of approximately 1.4 years. No options were exercised in the three or nine months ended September 30, 2016. No tax benefit was realized due to a continued pattern of operating losses.

During the nine months ended September 30, 2016, the Company granted 40,000 options to Michael Garone, former Chief Financial Officer (valued on the grant date at $0.61 using the Black Scholes pricing model).

The following weighted-average assumptions were used for grants made under the stock option plans for the nine months ended September 30, 2016:

Expected volatility	145.82%
Expected term (years)	6.79
Risk free rate	1.82%
Dividend yield	0%
Annual forfeiture rate	14.523%

5. Inventory

Inventory consists of the following:

	September 30, 2016 (unaudited)	December 31, 2015
	(In thousands)
Raw Materials	$—	$558
Finished Goods	85	782

Total	$85	$1,340

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2016 (unaudited)	December 31, 2015
	(in thousands)
Prepaid corporate insurance	$40	$93
Deposit on inventory	—	184
Prepaid expenses and other current assets	154	804

	$194	$1,081

7. Equipment and Leasehold Improvements, Net

	Useful Lives in Years	September 30, 2016 (unaudited)	December 31, 2015
		(in thousands)
Equipment	3-7	$601	$601
Leasehold improvements	Term of lease	27	27

		628	628
Less: accumulated depreciation and amortization		627	616

Equipment and leasehold improvements, net		$1	$12

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2016 (unaudited)	December 31, 2015
	(In thousands)
Accounts payable	$431	$1,762
Accrued legal, professional and other fees	285	304
Accrued vacation	57	55

	$773	$2,121

9. Notes Payable

Notes payable, related party, net of related discounts, consists of the following:

	September 30, 2016 (unaudited)	December 31, 2015
	(in thousands)
Convertible Notes	$39,067	$37,450
Loan Agreement	24,342	22,801
Bridge Notes	106	166
Reimbursement Notes	794	755

	64,309	61,172
Less: Current portion	7,000	7,000

Non-current notes payable, net of related discounts	$57,309	$54,172

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

The Loan Agreement provides for, among other things, a commitment (the “Commitment”) of the Lenders to loan the Company up to $20 million to finance the development, manufacturing, marketing and sale of oral Eligen ® B12 (the “B12 Product”). The Company may made five borrowings (each, a “Borrowing”, and collectively, the “Loan”) under the Loan Agreement. The first borrowing under the Loan Agreement occurred on August 20, 2014, in an original principal amount of $5.0 million, the second occurred on November 4, 2014 in an original principal amount of $3.0 million, the third occurred on January 6, 2015 in an original principal amount of $5.0 million, the fourth occurred on April 6, 2015 in an original principal amount of $5.0 million, and the fifth and final borrowing occurred on July 1, 2015 in an original principal amount of $2.0 million. In addition, as described below, if the Company does not have sufficient cash in excess of the Minimum Cash Balance, as defined below, to pay any Royalties that become due under the Royalty Agreement, as described below, such Royalties will be paid as an additional Loan under the Loan Agreement by increasing the principal amount outstanding under the Loan Agreement (any such Loan, “Paid-In-Kind Royalties”). The “Minimum Cash Balance” generally means cash on hand (plus certain cash expenditures during such fiscal year that are unrelated to the B12 Product or related products) of at least $10 million (or $15 million, under certain circumstances), subject to certain permitted deductions. On December 31, 2015, the Company had a $12.9 million cash balance, greater than the $10 million Minimum Cash Balance as defined under the Loan Agreement, therefore $0.2 million Royalties payable for 2015 under the Royalty Agreement was due in cash. MHR has agreed to extend the date by which we are required to make the $0.2 million Royalty payment in cash under the terms of the Royalty Agreement until November 15, 2016.

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

In connection with the cash proceeds of $14 million from Novo Nordisk in October 2015, the Company was obligated to pre-pay $0.8 million of the Reimbursement Notes and $6.2 million of the Loans on November 26, 2015. The creditor under our Loan Agreement and Reimbursement Notes has agreed to extend the date by which we are required to pre-pay such amounts under the Loan Agreement and Reimbursement Notes until November 15, 2016. Because the Loan Prepayment deadline has not been extended beyond one year from September 30, 2016, we have classified $0.8 million of the Reimbursement Notes and $6.2 million of the Loans as a current liability as of September 30, 2016 in the accompanying condensed balance sheet.

In connection with the entry into the Loan Agreement, on August 20, 2014, the Lenders and the Company further amended and restated (i) the Convertible Notes issued by the Company to certain of the Lenders, (ii) the Bridge Notes issued by the Company to certain of the Lenders, and (iii) the Reimbursement Notes (and, together with the Convertible Notes and Bridge Notes, the “MHR Notes”). Also, in connection with the entry into the Loan Agreement and the amendment and restatement of the MHR Notes, Institutional Partners IIA and the Company have amended the Pledge and Security Agreement, dated September 26, 2005, as amended, by and between the Company and Institutional Partners IIA to, among other things, secure the Reimbursement Notes and payments due under the Loan Agreement with substantially all of the Company’s assets, and secure the payments due under the Royalty Agreement and Paid-In-Kind Royalties due under the Loan Agreement with the Company’s intellectual property relating to the B12 Products and related products. As of September 30, 2016, the principal balance of the Loan was $24.3 million.

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

The Convertible Notes now provide for a new maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones specified in the Convertible Notes). The interest rate is 13% per annum, compounded monthly, which interest will be payable in the form of additional Convertible Notes. The Convertible Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. After all principal and interest under the Loan Agreement and Reimbursement Notes are repaid, the remaining Convertible Notes must be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of the Company’s adjusted consolidated free cash flow (75% of the Company’s adjusted consolidated free cash flow in any year in which the Company’s adjusted consolidated free cash flow exceeds $50 million) to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance. The Convertible Notes are convertible, at the option of the holders, at a conversion price of $1.25 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Convertible Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. If we fail to meet our obligations under the terms of the Convertible Notes, or fail to meet any of the net sales targets included in the Convertible Notes, we would be in default under these notes, which would give MHR the option of foreclosing on substantially all of our assets. We do not anticipate meeting the annual sales target at December 31, 2016, however, the Company is currently in discussions with the creditor for a permanent waiver of this condition. As of September 30, 2016, the principal balance of the Convertible Notes was $49.7 million; and the Convertible Notes were convertible into 39,720,243 shares of our common stock.

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

The Reimbursement Notes provide for a maturity date of the earlier of (a) March 31, 2022 and (b) immediately prior to the time that any amounts outstanding under the Loan Agreement are repaid (subject to acceleration upon the occurrence of certain events of default specified in the Reimbursement Notes), and bear interest at the rate of 10% per annum, compounded monthly, which interest is payable in the form of additional Reimbursement Notes. The Reimbursement Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Reimbursement Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Reimbursement Notes must also be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below. As of September 30, 2016, the principal balance of the Reimbursement Notes was $0.8 million; and the Reimbursement Notes were convertible into 1,588,682 shares of our common stock.

In connection with the cash proceeds of $14 million from Novo Nordisk in October 2015, the Company was obligated to pre-pay $0.8 million of the Reimbursement Notes and $6.2 million of the Loans on November 26, 2015. The creditor under the Reimbursement Notes and Loan Agreement has agreed to extend the date by which we are required to pre-pay such amounts under the Reimbursement Notes and Loan Agreement until November 15, 2016.

Bridge Notes. On October 17, 2012, the Company issued to MHR the predecessor to the Bridge Notes in the aggregate principal amount of $1,400,000. The original Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. The Bridge Notes were amended and restated on May 7, 2013 and restated again on August 20, 2014.

The Bridge Notes provide for a maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain events of default specified) and bear interest at 13% per year, compounded monthly and payable in the form of additional Bridge Notes. The Bridge Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Bridge Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Bridge Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, subject to the priority described below and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. As of September 30, 2016, the principal balance the Bridge Notes was $2.3 million; and the Bridge Notes were convertible into 4,515,544 shares of our common stock.

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

If any Royalties become due under the Royalty Agreement when the royalty rate is 5% or 2.5%, the amount outstanding under the Loan Agreement, Convertible Notes and Bridge Notes shall be reduced in an amount equal to such royalty payment, to the extent such payment does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance (the “Royalty Match”), in the following priority: (i) first, to prepay the Loan; (ii) second, to redeem the Convertible Notes; and (iii) finally, to redeem the Bridge Notes. For the three and nine months ended September 30, 2016, the Company recorded $32 and $173 thousand of royalty expense, respectively.

The carrying value of the MHR Notes is comprised of the following:

	September 30, 2016 (unaudited)	December 31, 2015
	(in thousands)
Convertible Notes	$49,650	$46,542
Loan Agreement	24,342	22,801
Bridge Notes	2,258	2,115
Reimbursement Notes	794	755
Unamortized discounts	(12,735)	(11,041)

	$64,309	$61,172

10. Derivative Instruments

Derivative instruments consist of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
	(in thousands)
Convertible Notes	$34,388	$30,823
Reimbursement Notes	1,277	1,118
Bridge Notes	3,628	3,130
Amended and Restated August 2009 Warrants	1,812	2,142
Amended and Restated June 2010 MHR Warrants	437	552
Amended and Restated August 2010 Warrants	1,275	1,507
Amended and Restated August 2010 MHR Waiver Warrants	474	560
Amended and Restated July 2011 Warrants	1,463	1,729
July 2011 Investor Warrants	—	205
Amended and Restated July 2011 MHR Waiver Warrants	386	456
May 2013 MHR Modification Warrants	4,859	5,744

	$49,999	$47,966

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

Embedded Conversion Feature of MHR Notes. The Convertible Notes, the Reimbursement Notes, and the Bridge Notes (collectively, the “MHR Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the MHR Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the MHR Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liabilities associated with the Convertible Notes and the Bridge Notes have been presented as a non-current liability as of September 30, 2016 and December 31, 2015, to correspond to their host contracts.

Convertible Notes. In addition to the foregoing, the adjustment provision of the Convertible Notes does not become effective unless and until the Company were to raise $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. The fair value of the embedded conversion feature of the Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair values as September 30, 2016 and December 31, 2015, are as follows:

	September 30, 2016	December 31, 2015
Closing stock price	$0.70	$0.68
Conversion price	$1.25	$1.25
Expected volatility	146%	143%
Remaining term (years)	5.5	6.25
Risk-free rate	1.20%	1.95%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Convertible Notes increased $0.6 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, which has been recognized in the accompanying statements of operations. The fair value of the embedded conversion feature of the Convertible Notes decreased $0.3 million and increased $4.0 million for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statement of operations.

Reimbursement Notes. The fair value of the embedded conversion feature of the Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Closing stock price	$0.70	$0.68
Conversion price	$0.50	$0.50
Expected volatility	146%	143%
Remaining term (years)	5.50	6.25
Risk-free rate	1.20%	1.95%
Expected dividend yield	0%	0%

The fair value of the embedded conversion of the Reimbursement Notes increased $35 thousand and $0.2 million for the three and nine months ended September 30, 2016, respectively, which has been recognized in the accompanying statements of operations. The fair value of the embedded conversion feature of the Reimbursement Notes decreased $33 thousand and increased $0.2 million for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statement of operations.

Bridge Notes. The fair value of the embedded conversion feature of the Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Closing stock price	$0.70	$0.68
Conversion price	$0.50	$0.50
Expected volatility	146%	143%
Remaining term (years)	5.50	6.25
Risk-free rate	1.20%	1.95%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Bridge Notes increased $0.1 million and $0.4 million for the three and nine months ended September 30, 2016 respectively, which has been recognized in the accompanying statements of operations. The fair value of the embedded conversion feature of the Bridge Notes decreased $0.1 million and increased $0.6 million for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statements of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated the Original Warrants such that the expiration date of the Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated June 2010 Warrants”). The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24 month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of September 30, 2016 and December 31, 2015, are as follows:

	September 30, 2016	December 31, 2015
Closing stock price	$0.70	$0.68
Conversion price	$0.50	$0.50
Expected volatility	107%	136%
Remaining term (years)	2.77	3.52
Risk-free rate	0.85%	1.42%
Expected dividend yield	0%	0%

The fair value of the Amended and Restated June 2010 MHR Warrants decreased $15 thousand and $0.1 million for the three and nine months ended September 30, 2016, respectively, which has been recognized in the accompanying statements of operations. The fair value of the Amended and Restated June 2010 MHR Warrants decreased $60 thousand and increased $0.2 million for the three and nine months September 30, 2015, respectively, which has been recognized in the accompanying statements of operations.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stocks at various times from 2009 through 2011, as described more fully below (the August 2009 Warrants, August 2010 Warrants, August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”) . Under the terms of each of the Amended and Restated Warrants, as well as the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the Original Warrants as of September 30, 2016 and December 31, 2015, are as follows:

	September 30, 2016	December 31, 2015
Closing stock price	$0.70	$0.68
Conversion price	$0.50	$0.50
Expected volatility	107%	141%
Remaining term (years)	2.77	3.52
Risk-free rate	0.88%	1.31%
Expected dividend yield	0%	0%

The fair value of the Original Warrants decreased $0.2 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, which has been recognized in the accompanying statements of operations. The fair value of the Original Warrants decreased $1.0 million and increased $2.5 million for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statements of operations.

2013 Restructuring Warrants. The Company issued to MHR warrants to purchase 10 million shares of its common stock (the “2013 Restructuring Warrants”) as part of the Restructuring. The assumptions used in computing the fair value of the 2013 Restructuring Warrants as of September 30, 2016 and December 31, 2015, are as follows:

	September 30, 2016	December 31, 2015
Closing stock price	$0.70	$0.68
Conversion price	$0.50	$0.50
Expected volatility	107%	141%
Remaining term (years)	2.77	3.52
Risk-free rate	0.88%	1.31%
Expected dividend yield	0%	0%

The fair value of the 2013 Restructuring Warrants decreased $0.1 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, which has been recognized in the accompanying statements of operations. The fair value of the 2013 Restructuring Warrants decreased $0.9 million and increased $2.3 million for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statements of operations.

August 2010 Investor Warrants. In connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). On July 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. On August 26, 2015, the remaining 2010 Investor Warrants expired.

The fair value of the August 2010 Investor Warrants decreased $15 thousand and $29 thousand for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statements of operations.

July 2011 Investor Warrants. In connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). On July 6, 2016, the July 2011 Warrants expired.

The fair value of the July 2011 Investor Warrants decreased $0.2 million for the nine months ended September 30, 2016, which has been recognized in the accompanying statements of operations. The July 2011 Investor Warrants decreased $0.2 million and increased $0.2 million for the three and nine months ended September 30, 2015, respectively, which has been recognized in the accompanying statements of operations.

11. Net Loss Per Share

For the three and nine month periods ended September 30, 2016 and 2015, certain potential shares of common stock have been excluded from the calculation of loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect would have been anti-dilutive. In addition, incremental shares from the assumed conversion of the MHR note payable are excluded, as the effect of these shares is anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common shares	6,219,100	6,390,750	6,219,100	6,390,750
Outstanding warrants	21,997,775	25,008,082	21,997,775	25,008,082
MHR convertible notes payable	45,824,469	40,297,635	45,824,469	40,297,635

	77,051,651	8,896,702	77,051,651	74,132,112

12. Commitments and Contingencies

Commitments.

We lease office space at 4 Becker Farm Road, Roseland, New Jersey under a non-cancellable operating lease expiring in 2017.

As of September 30, 2016, future minimum rental payments are as follows:

Years Ending December 31,	(In thousands)
2016 (remaining)	$24
2017	74

Total	$129

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2016.

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

13. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2015 and September 30, 2016, the Company had no accruals for interest or penalties related to income tax matters.

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

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the standard and the impact on its financial statements and footnote disclosures.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

15. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

September 30, 2016 (unaudited)	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$10,269	$39,730	$49,999

December 31, 2015	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$12,343	$35,623	$47,966

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods ended September 30, 2016 and December 31, 2015.

	September 30, 2016 (unaudited)	December 31, 2015
Beginning Balance	$35,623	$24,414
Derivative liability of embedded conversion feature of the Bridge Notes	143	377
Derivative liability of embedded conversion feature of the Reimbursement Notes	—	105
Derivative liability of the embedded conversion feature of the Convertible Notes	2,113	3,648
Change in fair value	1,851	7,079

Ending Balance	$39,730	$35,623

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

General

Emisphere Technologies, Inc. is a commercial stage pharmaceutical and drug delivery company. We are in partnership with global pharmaceutical companies to develop new formulations of existing products, as well as new chemical entities, using our Eligen ® Technology. We launched our first prescription medical food product, oral Eligen B12™ in the U.S. in March 2015, and we are currently engaged in strategic discussions to optimize its economic value in the U.S. and global markets. Beyond Eligen B12™, we utilize our proprietary Eligen ® Technology to create new oral formulations of therapeutic agents. Our product pipeline includes prescription drug and medical food product candidates that are being developed in partnership or internally.

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

Eligen ® Technology

The Eligen ® Technology is a broadly applicable proprietary oral drug delivery technology based on the use of proprietary synthetic chemical compounds known as Eligen ® delivery agents, or carriers. These carriers facilitate and enable the transport of therapeutic macromolecules (such as proteins, peptides, and polysaccharides) and poorly absorbed small molecules across biological membranes. The Eligen ® Technology not only facilitates absorption, but it acts rapidly in the upper sections of the gastrointestinal tract where absorption is thought to occur. Using Eligen ® Technology, most therapeutic macromolecules reach the general circulation in less than an hour post-dose, which can limit enzymatic degradation that typically affects macromolecules and may be advantageous in cases where time to onset of action is important (i.e. analgesics). The Eligen ® technology is distinguished from competitive technologies in that absorption takes place through a transcellular pathway, as opposed to passing between cells, preserving the integrity of the tight junctions within the cell walls and reducing the likelihood of inflammatory processes and autoimmune gastrointestinal diseases. Furthermore, Eligen ® Technology carriers are rapidly absorbed, distributed, metabolized and eliminated from the body, and they do not accumulate in the organs and tissues and are considered safe at anticipated doses and dosing regimens. Drugs or nutritional supplements whose bioavailability is limited by poor membrane permeability or chemical or biological degradation, and which have a moderate-to-wide therapeutic index, appear to be the best candidates for use with the Eligen ® Technology. Our carriers do not alter the chemical properties of the drug nor its biological activity. Target molecules could be currently available or under development. Such molecules are usually delivered by injection; and, in many cases, their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action. The Eligen ® Technology can be applied to the oral route of administration as well as other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. The Eligen ® Technology makes it possible to deliver certain therapeutic molecules orally without altering their chemical form or biological activity. Eligen ® delivery agents, or “carriers”, facilitate or enable the transport of therapeutic molecules across the mucous membranes of the gastrointestinal tract, to reach the tissues of the body where they can exert their intended pharmacological effect. Our development efforts are conducted internally or in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market.

Eligen ® Technology License Agreements

Our most advanced collaborative partner, Novo Nordisk, is using our Eligen ® Technology in combination with its proprietary GLP-1 receptor agonists and insulins. Novo Nordisk recently began Phase III clinical development of its GLP-1 analog, oral-semaglutide, a once daily oral formulation of their long-acting GLP-1 analog for the treatment of Type 2 diabetes, using our absorption-enhancing carrier, Sodium N-[8-(2-hydroxybenzoyl) Amino] Caprylate (SNAC), which is one of our Eligen ® Technology delivery agents, or carriers. Novo Nordisk’s Phase 3a program, consists of seven trials and approximately 9,300 patients with Type 2 diabetes. Novo Nordisk’s decision to initiate this global Phase 3a program follows encouraging results from the proof of concept Phase 2 program and consultations with regulatory authorities. The advancement of oral semaglutide into Phase 3a development represents a significant milestone for our Eligen ® Technology platform and supports our belief that products developed using our carriers have the potential to overcome bioavailability challenges commonly associated with the oral administration of peptides and certain other compounds.

In June 2008, Novo Nordisk and Emisphere entered into the GLP-1 Development and License Agreement (the GLP-1 License Agreement) under which Novo Nordisk acquired the right to develop and commercialize oral formulations of its GLP-1 analogs using the Eligen ® Technology. Under the GLP-1 License Agreement, we are eligible to receive product development and sales milestone payments, and royalties on sales in the event Novo Nordisk commercializes products developed under this agreement. In October 2015, we amended the GLP-1 License Agreement to provide for, among other things, a payment of $9.0 million to us from Novo Nordisk as prepayment of a product development milestone in exchange for a reduction in certain future royalty payments.

During October 2015, we also entered into a new Development and License Agreement with Novo Nordisk (the Expansion License Agreement) to develop and commercialize oral formulations of four classes of Novo Nordisk’s investigational molecules targeting major metabolic disorders, including diabetes and obesity, using our oral Eligen ® Technology. Under the terms of the Expansion License Agreement, we licensed to Novo Nordisk the exclusive right to develop potential product candidates in three molecule classes, and the non-exclusive right to develop potential product candidates in a fourth molecule class, using the Eligen ® Technology. Pursuant to the Expansion License Agreement, we received a $5.0 million upfront licensing fee, and are eligible to receive up to $62.5 million in development and sales milestone payments for each of the three exclusively licensed molecule classes, and up to $20 million in development milestone payments for the non-exclusively licensed molecule class. Additionally, we are eligible to receive royalties on sales of each successfully commercialized product. Novo Nordisk is solely responsible for the development and commercialization of all product candidates. In addition, Emisphere granted Novo Nordisk the option to obtain exclusive and non-exclusive rights to develop and commercialize oral formulations of additional investigational molecules for the treatment of diabetes, obesity, and indications in other important therapeutic areas using the Eligen ® Technology. If Novo Nordisk exercises its option to develop and commercialize any additional investigational molecules, we would be entitled to receive an additional payment upon the exercise of each option for exclusive or non-exclusive development rights for each molecule class. We are eligible to receive up to $62.5 million in development and sales milestone payments for each additional exclusively licensed molecule class, and up to $20 million in development milestone payments for each additional non-exclusively licensed molecule class, plus royalties on sales of each commercialized product. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of a licensed product in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. Novo Nordisk may terminate this agreement with 90-days prior notice. We may terminate this agreement in the event that Novo Nordisk challenges the validity of any licensed patent under the agreement, but only with respect to the patents belonging to the patent family of the challenged patent. Either party may also terminate the agreement upon the other party’s material breach, if not cured within a specified period of time. Upon a termination of the agreement by Emisphere for Novo Nordisk’s breach, all intellectual property rights conveyed under the agreement shall revert back to us.

During December 2010, Novo Nordisk also licensed the right to develop and commercialize oral formulations of its insulin using our Eligen ® Technology.

We have also collaborated with Novartis AG in connection with the development and testing of oral formulations of several drug candidates. Novartis has the right to evaluate the feasibility of using our Eligen ® Technology with two new compounds to assess the potential for new product development opportunities. If Novartis chooses to develop oral formulations of these new compounds using the Eligen ® Technology, the parties will negotiate additional agreements. In that case, we could be entitled to receive development milestone and royalty payments in connection with the development and commercialization of these potentially new products. We will continue to concentrate on expanding our Eligen ® drug delivery technology business by seeking applications with prescription molecules obtained through partnerships with other pharmaceutical companies for molecules where oral absorption is difficult yet substantially beneficial if proven. We are also working to generate new interest in the Eligen ® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. Finally, we continue to pursue commercialization of product candidates developed internally. We believe that these internal candidates need to be developed with reasonable investment in an acceptable time period and with a reasonable risk-benefit profile.

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

Our other Eligen B12™ follow-on product candidates in development are in early phases and would need to be developed with a partner. Our intent is to seek partnerships for Eligen B12™ and other related products with pharmaceutical and biotechnology companies. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen ® Technology and prescription medical foods. Our preclinical programs focus on the development collaborations of oral formulations for potential new treatments for diabetes, metabolic diseases and potential expansion of nutritional supplemental products.

To support and streamline our internal development programs, we implemented an innovative commercialization strategy for the Eligen ® Technology. Using extensive safety data available for our carrier, we obtained GRAS (Generally Recognized as Safe) status for SNAC, and then combined the Eligen ® Technology with B12, another GRAS substance where bioavailability and absorption is difficult and improving such absorption would yield substantial benefit and value. Given sufficient time and resources, we intend to apply this strategy to develop other products. Examples of GRAS substances that may be developed into additional commercial products using this strategy include vitamins such as other B Vitamins, minerals such as iron, and other supplements such as the polyphenols and catechins, among others. We hope to expand our product portfolio globally with collaborative partners in different geographic markets.

Funding required to continue developing our product pipeline will likely come from collaborations and licensing agreements. It is our intention to have suitors fund our research and development in order to avoid disruption or dilution. The Company also continues to focus on improving operational efficiency.

Our website is www.emisphere.com . The contents of that website are not incorporated herein by reference. Investor related questions should be directed to info@emisphere.com .

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015:

	September 30, 2016	September 30, 2015	Change
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)	(in thousands)
Net revenue	$204	$130	$74
Cost of goods sold	41	58	(17)
Write off of slow moving inventory	560	—	560
Gross profit (loss)	(397)	72	(469)
Operating expenses	1,601	4,740	(3,139)
Operating loss	(1,998)	(4,668)	2,670
Other non-operating income (expense)	(3,205)	246	(3,451)
Net loss	$(5,203)	$(4,422)	$(781)

Net revenue increased $74 thousand due to the commercial launch of the Eligen B12™ Product during March 2015.

Gross profit (loss) was $(0.4) million due primarily to the write-off of approximately $0.6million Eligen B12™ due to slow moving inventory.

Operating expenses decreased $3.1 million or 66% to $1.6 million for the three months ended September 30, 2016 in comparison to the same period last year due primarily to a $3.0 million reduction in sales, marketing and other commercial costs commensurate with our decision to phase out our sales field force, and reduce and reallocate marketing resources toward more efficient non-field force promotion of the oral Eligen B12 product in the U.S. during 2016. Details of the changes in operating expenses are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(218)
Decrease in professional fees	(123)
Decrease in sales and marketing costs, excluding human resource costs	(2,982)
Increase in occupancy costs	3
Increase in product development	2
Decrease in depreciation	—
Increase in other costs	179

$(3,139)

Human resource costs decreased $0.2 million, or 30%, due primarily to a reduction in staff related to our chief financial officer, chief medical officer and other administrative staff.

Professional fees decreased $0.1 million, or 21%, due primarily to a decrease in consulting costs including medical regulatory, regulatory and manufacturing support in connection with the introduction of oral Eligen B12 in the U.S. during March 2015.

Sales and marketing costs decreased $3.0 million, or 98%, due a reduction in sales, marketing and other commercial costs commensurate with our decision to phase out our sales field force, and reduce and reallocate marketing resources toward more efficient non-field force promotion of the oral Eligen B12 product in the U.S. during 2016.

Occupancy costs increase $3 thousand, or 8%.

Product development costs increased $2 thousand, or 2%.

Other costs increase $179 thousand, or 91% primarily due to a $184 thousand forfeited deposit in connection with a commitment to purchase inventory.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended September 30,
	2016	2015
Human resource costs, including benefits	33%	16%
Professional fees for sales, marketing, legal, intellectual property, accounting and consulting	34%	77%
Occupancy costs	3%	1%
Product development costs	7%	2%
Depreciation and amortization	—%	—%
Other	23%	4%

	100%	100%

Other non-operating (expense) income decreased $3.5 million, to $(3.2) million for the three months ended September 30, 2016 compared to the same period during 2015, due primarily to a $2.8 million decrease in the fair value of derivative instruments from the change in the price of the Company’s common stock, and a $0.4 million increase in interest expense.

As a result of the above factors, we had a net loss of $5.2 million for the three months ended September 30, 2016, compared to net loss of $4.4 million for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Net revenue	$863	$225	$638
Cost of goods sold	139	138	1
Write-off of slow moving inventory	1,214	—	1,214
Gross profit (loss)	(490)	87	(577)
Operating expenses	6,182	13,987	(7,805)
Operating loss	(6,672)	(13,900)	7,228
Other non-operating expense	(7,873)	(16,354)	8,481
Net loss	$(14,545)	$(30,254)	$15,709

Net revenue increased $0.6 million due to the commercial launch of the Eligen B12™ Product during March 2015.

Gross profit (loss) was ($0.6) million due primarily to the write-off of approximately $1.2 million Eligen B12™ due to slow moving inventory.

Operating expenses decreased $7.8 million or 56% for the nine months ended September 30, 2016 in comparison to the same period last year due primarily to a $7.3 million reduction in sales, marketing and other commercial costs commensurate with our decision to phase out our sales field force, and reduce and reallocate marketing resources toward more efficient non-field force promotion of the oral Eligen B12 product in the U.S. during 2016. Details the changes in operating expenses are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(163)
Decrease in professional fees	(377)
Decrease in sales and marketing costs, excluding human resource costs	(7,271)
Increase in occupancy costs	6
Decrease in product development	(83)
Increase in other costs	83

$7,805

Human resource costs decreased $163 thousand, or 8%, due primarily due primarily to a reduction in staff related to our chief financial officer, chief medical officer and other administrative staff.

Professional fees decreased $0.4 million, or 19%, due primarily to a decrease in consulting costs including medical regulatory, regulatory and manufacturing support in connection with the introduction of oral Eligen B12 in the U.S. during March 2015.

Sales and marketing costs decreased $7.3 million, or 84%, due a reduction in sales, marketing and other commercial costs commensurate with our decision to phase out our sales field force, and reduce and reallocate marketing resources toward more efficient non-field force promotion of the oral Eligen B12 product in the U.S. during 2016.

Occupancy costs increased $6 thousand, or 5%.

Product development costs decreased $83 thousand, or 26%, due primarily to the introduction of oral Eligen B12 in the U.S. during March 2015.

Other costs increase $83 thousand, or 11%, due to a $184 thousand forfeited deposit in connection with a commitment to purchase inventory offset by a $103 thousand decrease in information technology infrastructure in connection with the commercial launch of Eligen B12 in the U.S. during March 2015.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Nine Months Ended September 30,
	2016	2015
Human resource costs, including benefits	31%	15%
Professional fees for sales, marketing, legal, intellectual property, accounting and consulting	50%	77%
Occupancy costs	2%	1%
Product development costs	4%	2%
Depreciation and amortization	—%	—%
Other	13%	5%

	100%	100%

Other non-operating expense for the nine months ended September 30, 2016 decreased $8.5 million, or 52%, in comparison to the same period last year, due primarily to a $10.2 million decrease in the fair value of derivative instruments net of a $1.7 million increase in interest expense.

As a result of the above factors, we had a net loss of $14.5 million for the nine months ended September 30, 2016, compared to net loss of $30.3 million for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, our business will require substantial additional investment that we have not yet secured.

As of September 30, 2016, our accumulated deficit was approximately $569.1 million; our stockholder’s deficit was $166.2 million. Net loss was $5.2 million compared to a net loss of $4.4 million for the three months ended September 30, 2016 and 2015, respectively; our net loss was $14.5 million and $30.3 million for the nine months ended September 30, 2016 and 2015, respectively. On September 30, 2016 we had approximately $7.5 million in cash. We have limited capital resources and operations to date have been funded with the proceeds from private and public debt and equity financings, collaborative research agreements and income earned on investments.

As of September 30, 2016, our financial obligations included approximately $49.7 million (face value) under our Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $24.3 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.8 million (face value) under our Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $2.3 million (face value) under our Second Amended and Restated Bridge Notes (the “Bridge Notes”). The Convertible Notes and the Loan Agreement are subject to annual net sales performance targets.

Under the terms of the Loan Agreement, described in Note 9 to the Financial Statements, we borrowed an aggregate of $20.0 million to finance the development, manufacturing, marketing and sales of our oral Eligen B12 Rx Product. The loan facility will mature on December 31, 2019 and bears interest at a rate of 13% per year. In the event that we do not satisfy annual net sales targets of Eligen B12 by December 31 for each fiscal year beginning 2015 through 2019, we will be in default under the Loan Agreement. We do not anticipate meeting the annual net sales target at December 31, 2016, however, the Company is currently in discussions with the creditor for a permanent waiver of this condition.

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

Under the terms of our loan agreements, we are obligated to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk. The creditor under our Loan Agreement and Reimbursement Notes has agreed to extend the date by which we are required to use 50% of the $14 million received from Novo Nordisk to pre-pay certain loans and notes until October 31, 2016. Because the Loan Prepayment deadline has not been extended beyond one year from September 30, 2016, we have classified $7.0 million of the loans and notes as a current liability as of September 30, 2016.

We believe that our current cash balance will provide sufficient capital to continue operations through November 2016. However, if the pre-payment obligation is further extended or waived, the Company will have sufficient cash to operate through approximately December 2017. The Company’s future capital requirements beyond November 2016 (or December 2017, in the event the pre-payment obligation is further extended or waived) and our financial success depend largely on our ability to raise additional capital, including by leveraging existing and securing new partnering opportunities for Eligen B12 and the Eligen® Technology.

While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12 or to obtain substantial cash inflows from existing or new partners or other sources prior to November 2016 (or December 2017, in the event the prepayment obligations is further extended or waived), we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2015, 2014 and 2013 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

For further discussion, see Part II, Item 1A Risk Factors.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2016 for detailed explanations of its critical accounting estimates, which have not changed during the period ended September 30, 2016.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 14 set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities. As further described in Note 10 to our Financial Statements set forth in Part I, Item 1 of this Report, at September 30, 2016, the estimated fair value of derivative instruments was $50.0 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Convertible Notes, Bridge Notes, Reimbursement Notes, and June 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumptions that have the greatest impact on the determination of fair value is the closing price of our common stock and historical stock price volatility. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives (in thousands)
25% increase in stock price	$9,376
50% increase in stock price	23,146
5% increase in assumed volatility	1,550
25% decrease in stock price	(11,992)
50% decrease in stock price	(22,944)
5% decrease in assumed volatility	(3,418)

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Risks

•	We have a history of operating losses and we may never achieve profitability. Our failure to raise capital when needed or satisfy the terms of our new and existing debt arrangements as they become due would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations. The Company estimates that if we fail to raise additional capital or if we fail to complete a strategic transaction or collaboration with a third party to achieve our planned commercial targets for oral EligenB12 in the U.S., or if we fail to obtain substantial cash inflows from existing or new partners by November 2016 (or December 2017, in the event the pre-payment obligation is further extended or waived), the Company could be forced to cease operations.

•	If we fail to raise sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

•	If we fail to generate sufficient additional capital from operations or obtain substantial cash inflows from existing or new partners or other sources prior to November 2016 (or December 2017, in the event the pre-payment obligation is further extended or waived), we could be forced to cease operations.

•	The audit opinion issued by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 contained a going concern explanatory paragraph.

•	We may not be able to meet covenants or financial obligations, including annual revenue targets, detailed in our Loan Agreement, Convertible Notes, Reimbursement Notes, and Bridge Notes issued to MHR in August 2014 (collectively, the “MHR Notes”), or the Royalty Agreement, which could result in an increase in the interest rate on the MHR Notes and/or accelerated maturity of the MHR Notes, which we might not be able to satisfy. The MHR Notes are secured by a first priority lien in favor of MHR on substantially all of our assets, and if we default on our obligations under the MHR Notes, MHR may elect to foreclose on such assets, in which event we would be required to cease operations.

Risks Related to our Business

•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our delivery agents.

•	Our business will suffer if we fail or are delayed in achieving our commercial targets for our oral Eligen B12™ product.

•	We are highly dependent on the clinical success of our product candidates.

•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our collaborative partners are free to develop competing products.

•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

•	We are dependent on third parties to manufacture and test our products.

•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry

•	Our future business success depends heavily upon regulatory approvals and compliance with regulatory requirements, which can be difficult to obtain or maintain for a variety of reasons, including cost. More specifically, the regulatory approval process for prescription and nonprescription product candidates will likely vary by the nature of the therapeutic molecule being delivered.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We face rapid technological change and intense competition.

Other Risks

•	Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers or prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.

•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On November 11, 2016, the Company appointed Alan L Rubino, President and Chief Executive Officer, as its interim chief accounting officer effective as of November 11, 2016, pending completion of the Company’s search for a new chief financial officer. Alan Gallantar, the previous interim Chief Financial Officer, resigned from this position on November 11, 2016.

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

Emisphere Technologies, Inc.

Date: November 14, 2016	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2016

Emisphere Technologies, Inc.

/s/ Alan L. Rubino
Interim Chief Accounting Officer
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