Form 10-K
period 2016-12-31
EMISPHERE TECHNOLOGIES INC
filed 2017-03-30
CIK 805326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 30, 2016 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant (i.e. excluding shares held by executive officers, directors, and control persons) was $28,630,594 computed at the closing price on that date.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of March 1, 2017 was 60,687,478.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements include, without limitation, statements regarding the sufficiency of our cash position; our ability to enter into strategic partnerships; our ability, and that of our partners, to develop, manufacture and commercialize products using our Eligen® technology; the success of our commercialization initiatives; planned or expected studies and trials of oral formulations that utilize our Eligen® Technology; the potential market size, advantages or therapeutic uses of our potential products and the sufficiency of our available capital resources to meet our funding needs. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in Part 1, Item 1A. “Risk Factors” and the other factors discussed in connection with any forward-looking statements.

ITEM 1.	BUSINESS

Overview of Emisphere

Introduction and History

Emisphere Technologies, Inc. (“Emisphere,” “the Company,” “our,” “us,” or “we”) is a commercial stage pharmaceutical and drug delivery company. We are in partnership with global pharmaceutical companies to develop new oral formulations of existing injectable bio-pharmaceutical products, as well as new chemical entities, using our Eligen® Technology. We launched our first prescription medical food product, oral Eligen B12™ in the U.S. in March 2015, and we are engaged in strategic business collaborations discussions to optimize its economic value in the U.S. and global markets. Beyond Eligen B12™, we utilize our proprietary Eligen ® Technology to create new oral formulations of therapeutic agents. Our product pipeline includes prescription drug and medical food product candidates that are being developed in partnership or internally.

Our core business strategy is to build new, high-value partnerships and continue to expand upon existing partnerships, optimize Eligen B12™’s economic value to shareholders, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen ® Technology, a broadly applicable proprietary oral drug delivery platform which makes it possible to avoid injections for drug administration. Our development efforts are conducted internally and in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market. Our website is www.emisphere.com. The contents of this website are not incorporated herein by reference. Investor related questions should be directed to info@emisphere.com.

Emisphere was originally founded as Clinical Technologies Associates, Inc. in 1986 and is listed for trading on the Over-the-Counter Bulletin Board (the “OTCBB”), an electronic quotation service maintained by the Financial Industry Regulatory Authority, and is trading under the symbol EMIS (or EMIS.OB for certain stock quote publication websites).

The Eligen® Technology

The Eligen® Technology is a broadly applicable proprietary oral drug delivery technology based on the use of proprietary synthetic chemical compounds known as Eligen® delivery agents, or carriers. These carriers facilitate and enable the transport of therapeutic macromolecules (such as proteins, peptides, and polysaccharides) and poorly absorbed small molecules across biological membranes such as those of the gastrointestinal tract. These molecules are typically delivered by injection, and in many cases their benefits are limited due to poor bioavailability, slow on-set of action or variable absorption. The Eligen® Technology facilitates absorption and may improve bioavailability. Moreover, it acts rapidly in the upper sections of the gastrointestinal tract where absorption is thought to occur. Using Eligen® Technology, most therapeutic macromolecules reach the general circulation in less than an hour post-dose, which can limit enzymatic degradation that typically affects macromolecules and may be advantageous in cases where time to onset of action is important (i.e. analgesics). The Eligen® technology is distinguished from competitive technologies in that absorption takes place through a transcellular pathway, as opposed to passing between cells, preserving the integrity of the tight junctions within the cell walls and reducing the likelihood of inflammatory processes and autoimmune gastrointestinal diseases. Furthermore, Eligen® Technology carriers are rapidly absorbed, distributed, metabolized and eliminated from the body, and they do not accumulate in the organs and tissues and are considered safe at anticipated doses and dosing regimens. Drugs or nutritional supplements whose bioavailability is limited by poor membrane permeability or chemical or biological degradation, and which have a moderate-to-wide therapeutic index, appear to be the best candidates for use with the Eligen® Technology. Drugs with a narrow therapeutic window or high molecular weight may not work favorably with the technology. The Eligen® Technology can be applied to the oral route of administration as well as other delivery pathways, such as buccal, rectal, inhalation, intra-vaginal or transdermal. Implementing the Eligen® Technology requires co-formulating a drug or nutritional supplement and an Eligen® carrier to produce an effective formulation. The carrier does not alter the chemical properties of the drug nor its biological activity.

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

Another important safety characteristic of the Eligen® Technology was demonstrated by the results of three clinical safety studies conducted by Novartis International AG with the former osteoporosis and osteoarthritis treatment candidate SMC021. SMC021 used Emisphere’s permeation enhancer 5-CNAC, an Eligen® Technology compound, in combination with salmon calcitonin (“SCT”). These studies addressed the potential for SMC021 drug interaction with several widely used drugs and found, in each case, no evidence to indicate a safety concern for drug interaction. Scientific posters describing the results of these clinical studies were presented at the annual meeting of the American Society of Clinical Pharmacology and Therapeutics on March 17, 2012. The first study (The effect of esomeprazole on the pharmacokinetics and pharmacodynamics of SMC021 in healthy volunteers. Choi L et al.) concluded that pre-treatment with a proton pump inhibitor, esomeprazole, decreased SCT exposure by approximately 30% without impacting the pharmacodynamic response to SCT. The second study (Pharmacokinetic interaction assessment between SMC021 and ibuprofen and between SMC021 and acetaminophen. Choi L et al.) concluded that ibuprofen and acetaminophen did not significantly alter the pharmacokinetics of SMC021 when used jointly with either of these analgesics. The third study (Pharmacokinetic interaction assessment between SMC021 and rosiglitazone. Choi L et al.) concluded that SMC021 did not inhibit the drug metabolizing enzyme CYP2C8 when SMC021 and rosiglitazone, a Type II diabetes drug metabolized by CYP2C8, were administered together at expected clinical doses. Together, these studies support the hypothesis that Eligen® Technology does not pose a safety risk for drug interaction.

In May 2009, our Eligen® carrier, monosodium N-[8-(2-hydroxybenzoyl) amino] caprylate (SNAC), following a comprehensive evaluation of research and toxicology data, SNAC was found to be safe at a dosage up to 250 mg per day when used in combination with nutrients to improve their dietary availability. In July 2009, concurrent with the publication of two papers in the July/August issue of the peer reviewed journal, International Journal of Toxicology, which describes the toxicology of SNAC, SNAC received GRAS status for its intended use in combination with nutrients added to food and dietary supplements. Since SNAC achieved GRAS status, it is exempt from pre-market approval for its intended use in combination with nutrients added to food and dietary supplements. Our partner, Novo Nordisk, is using SNAC in combination with its proprietary GLP-1 analog, semaglutide, in Phase 3 testing of an oral formulation. In connection with the development of its oral semaglutide product, Novo Nordisk has successfully concluded extensive safety testing on the SNAC molecule, alone and in combination with semaglutide.

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

Emisphere Today

Mr. Alan L. Rubino, the Company’s President and Chief Executive Officer, and Mr. Timothy G. Rothwell, its Chairman of the Board of Directors, are seasoned industry executives with major and emerging pharmaceutical company experience who form the core of a leadership team that will implement the Company’s strategic plans. To that end, we have sought to expand opportunities with existing partners and will continue to work to expand and explore product development, and licensing partnerships

We conducted a limited pilot launch of oral Eligen B12™ as an Rx medical food therapeutic in March 2015 to positive physician and patient reception. From the start, we have continuously evaluated the product’s sales performance and uptake in light of our current commercial and financial resources as well as the changing CMS guidelines for medical food products and the reimbursement environment. As a result, we determined that a strategic transaction or collaboration with a third party that possesses the requisite marketing power and resources would be necessary for the product to reach its full market potential in the United States and internationally. Simultaneously, during the fourth quarter 2015, we were approached by several major pharmaceutical and consumer healthcare companies expressing interest in licensing or acquiring our now on-the-market Eligen B12™ product. As a result, we have concluded that we should evaluate strategic transactions and collaborations with these potential suitors in order to optimize shareholder value. These developments have also led to our decision to phase-out our small contract field force and re-prioritize our marketing resources towards more efficient non-field force maintenance promotion. Our core business strategy remains to continue building new, high-value partnerships and expand upon existing partnerships, optimize Eligen B12™’s economic value, evaluate commercial opportunities for new products, and promote new uses for our Eligen® Technology.

Product Pipeline

GLP-1

Our most advanced collaborative partner, Novo Nordisk, is using our Eligen® Technology in combination with semaglutide, one of its proprietary GLP-1 receptor agonists, and its insulins. During 2015, Novo Nordisk initiated a global Phase 3a development program with oral semaglutide, a once daily oral formulation of the long-acting GLP-1 analog for the treatment of Type 2 diabetes, using our absorption-enhancing carrier, monosodium N-[8-(2-hydroxybenzoyl) amino] caprylate (our “SNAC” carrier). Novo Nordisk initiated ten clinical trials containing approximately 9,300 patients with Type-2 diabetes in its global Phase 3a program. Novo Nordisk’s decision to initiate this global phase 3a program follows encouraging results from the proof of concept Phase 2 program and consultations with regulatory authorities. In February 2016, Novo Nordisk initiated the first Phase 3a trial or oral semaglutide, combined with our SNAC carrier. Novo Nordisk has now initiated all 10 clinical trials, including PIONEER 6 (a pre-approval long term cardiovascular outcomes trial in approximately 3,100 subjects), PIONEER 8 (an insulin add-on trial in approximately 700 subjects), PIONEER 9 (a monotherapy trial in approximately 200 subjects) and PIONEER 10 (an oral anti-diabetic combination trial in approximately 300 subjects). The advancement of oral semaglutide into Phase 3a development represents a significant milestone for our Eligen® Technology platform and supports our belief that products developed using our carriers have the potential to overcome bioavailability challenges commonly associated with the oral administration of peptides and certain other compounds.

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

We have also collaborated with Novartis in connection with the development and testing of oral formulations of several drug candidates. Novartis has the right to evaluate the feasibility of using Emisphere’s Eligen® carriers with two new compounds to assess the potential for new product development opportunities. Novartis is considering its options accordingly. If Novartis chooses to develop oral formulations of these new compounds using Eligen® carriers, the parties will negotiate additional agreements. Development-stage product candidates incorporating our Eligen® technology are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products as we continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen® Technology and prescription medical foods. Our preclinical programs focus on the development of oral formulations of potentially new treatments for diabetes and products in the areas of cardiovascular, appetite suppression and pain and on the development and potential expansion of nutritional supplement products.

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

Vitamin B12 is an important nutrient that is poorly absorbed in the oral form. In most healthy people, Vitamin B12 is absorbed in a receptor-mediated pathway in the presence of an intrinsic factor. A large number of people take oral B12 supplements, many in mega-doses, and by injection. Currently, it is estimated that at least five million people in the U.S. are taking 40 million injections of Vitamin B12 per year to treat a variety of debilitating medical conditions. Another estimated five million people are consuming more than 600 million tablets of Vitamin B12 orally. The international market is larger than the U.S. market. Many B12 deficient patients suffer from pernicious anemia and neurological disorders and many of them are infirm or elderly. Vitamin B12 deficiency can cause severe and irreversible damage, especially to the brain and nervous system. At levels only slightly lower than normal, a variety of symptoms such as fatigue, depression, and poor memory may occur.

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

Novo Nordisk Partnership

Novo Nordisk’s Phase III Programs

Novo Nordisk has recently begun Phase III clinical development of its GLP-1 analog, oral-semaglutide, for the treatment of Type-2 diabetes. Novo Nordisk’s oral semaglutide is a product candidate which uses Emisphere’s SNAC carrier to facilitate absorption. GLP-1 is a natural hormone involved in controlling blood sugar levels. It stimulates the release of insulin only when blood sugar levels become too high. GLP-1 secretion is often impaired in people with Type 2 diabetes. Emisphere had previously conducted extensive tests on native insulin and native GLP-1which demonstrated that both macromolecules can be effectively delivered using the Eligen® Technology. With the progress that has been made in the development of second generation proteins, we concluded that a more productive pathway is to move forward with GLP-1 analogs, an oral form of which might be used to treat Type 2 diabetes and related conditions. Our research indicated that the development of oral formulations of Novo Nordisk proprietary GLP-1 receptor agonists may represent an opportunity for Emisphere. Consequently, on June 21, 2008, we entered into an exclusive Development and License Agreement with Novo Nordisk focused on the development of oral formulations of Novo Nordisk’s proprietary GLP-1 receptor agonists (the “GLP-1 License Agreement). Emisphere has received approximately $32.6 million as of December 31, 2016, under the GLP-1 License Agreement, and could receive up to an additional $60 million in contingent product development and sales milestone payments, as well as receive royalties on sales in the event Novo Nordisk commercializes products developed under the GLP-1 License Agreement. Under the terms of the agreement, Novo Nordisk is responsible for the development and commercialization of the products. On February 20, 2015, following the successful completion of its Phase 2 trials, Novo Nordisk highlighted positive Phase 2 data pertaining to OG217SC, the oral formulation of semaglutide, a long-acting human GLP-1 analogue that stimulates insulin and suppresses glucagon secretion in a glucose-dependent manner. OG217SC is provided in a tablet formulation with Emisphere’s absorption-enhancing excipient, SNAC. Novo Nordisk announced that it has successfully completed the phase 2 trial for OG217SC, investigating dose range, escalation, efficacy and safety of once-daily oral semaglutide compared with oral placebo or once-weekly subcutaneously administered semaglutide in around 600 people with type 2 diabetes treated for 26 weeks.

On August 26, 2015, Novo Nordisk announced that it will initiate a global Phase 3a development program with oral semaglutide, and SNAC and in February 2016, Novo Nordisk initiated the first Phase 3a trial of oral semaglutide, an oral formulation of Novo Nordisk’s long-acting GLP-1 analogue semaglutide using Emisphere Eligen® Technology. Novo Nordisk has now initiated all clinical trials, including PIONEER 6 (a pre-approval long-term cardiovascular outcomes trial in approximately 3,100 people), PIONEER 8 (an insulin add-on trial in approximately 700 people), PIONEER 9 (a monotherapy trial I napproximately 200 Japanese people) and PIONEER 10 (an oral anti-diabetic combination trial in approximately 300 Japanese people). Novo Nordisk’s decision to initiate this global phase 3a program follows encouraging results from the proof of concept Phase 2 program and consultations with regulatory authorities. The advancement of oral semaglutide into Phase 3a development represents a significant milestone for our Eligen® Technology platform and supports our belief that products developed using our carriers have the potential to overcome bioavailability challenges commonly associated with the oral administration of peptides and certain other compounds.

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

Preclinical Programs

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

As of December 31, 2016, our accumulated deficit was approximately $564.6 million. Our loss from operations was $7.8 million, $18.1 million and $9.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our net loss was $10.0 million, $40.4 million and $25.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our net cash outlays from operations were $6.8 million, $2.8 million and $8.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our stockholders’ deficit was $161.4 million and $151.9 million as of December 31, 2016 and 2015, respectively. On December 31, 2016 we had approximately $6.1 million of cash.

As of December 31, 2016, our obligations included approximately $53.0 million (face value) under our Second Amended and Restated Convertible Promissory Notes (the “Convertible Notes”), approximately $26.0 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.8 million (face value) under our Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $2.4 million (face value) under our Second Amended and Restated Bridge Notes (the “Bridge Notes”).

On October 26, 2015, we received a total payment of $14 million from Novo Nordisk pursuant to, and consisting of, $5 million as payment for entry into the Expansion License Agreement and $9 million as payment in connection with the third amendment to the GLP-1 License Agreement.

Under terms of its loan agreements, the Company was obligated to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk. On December 8, 2016, we entered into various agreements whereby, among other things, the creditors under our Loan Agreement and Convertible Notes agreed to waive any event of default resulting from our failure to satisfy specified net sales milestones for Eligen B12™ for the 2016 fiscal year and for all future periods specified in the Loan Agreement and Convertible Notes. The creditor also agreed to irrecovably waive the Company’s obligation to pre-pay $7 million of certain loans and notes resulting from the $14 million cash receipt from Novo Nordisk.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through March 30, 2018. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations through approximately March 2018. While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. Furthermore, despite our optimism regarding the Eligen ® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized. For further discussion, see Part I, Item 1A “Risk Factors.”

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

Pulmonary (via the lung)

Pulmonary delivery (through the membranes of the lungs) of drugs is emerging as a delivery route for large molecules. Although local delivery of respiratory drugs to the lungs is common, the systemic delivery (i.e., delivery of the drugs to the peripheral vasculature) of macromolecular drugs is less common because it requires new formulations and delivery technologies to achieve efficient, safe and reproducible dosing. Only one protein using pulmonary delivery has been approved for marketing in the U.S., which is EXUBERA®, an insulin product developed by Pfizer and Nektar, as a diabetes therapy, a therapeutic area we have targeted. However, after market acceptance of EXUBERA® was demonstrated to be limited, Pfizer withdrew from further commercialization of, and terminated its license with Nektar for, EXUBERA®.

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

inVentiv

Contract Sales Force

During October 2013, we entered into a Master Services Agreement with inVentiv Health Inc. (the “inVentiv MSA”), which was subsequently terminated in March 2016. inVentiv MSA provided a contract sales force that promoted Eligen B12™ and related services. Under the inVentiv MSA we paid fixed monthly fee for services of a general manager, and monthly payments based on the number of individuals comprising the sales force, fixed fees for the maintenance of the sales force, and performance based fees based on the achievement by the sales force of predefined metrics.

Novo Nordisk A/S

GLP-1 Receptor Agonists Agreement

During June 2008, we entered into the GLP-1 License Agreement with Novo Nordisk, pursuant to which Novo Nordisk will develop and commercialize oral formulations of its proprietary GLP-1 receptor agonists in combination with Emisphere carriers. Under the GLP-1 License Agreement, we may receive more than $87 million in contingent product development and sales milestone payments, including a $10 million non-refundable license fee which was received in June 2008. To date, we have received a total of $32.6 million under the terms of this agreement. Emisphere would also be entitled to receive additional development and sales milestone payments and royalties on sales in the event Novo Nordisk commercializes products developed under such Agreement. Under the GLP-1 License Agreement, Novo Nordisk is responsible for the development and commercialization of the products. See “Phase III Program” above for a description of development activity conducted in connection with the GLP-1 License Agreement, and certain payments made to Emisphere as a result thereof. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of a licensed product in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country, after which time Novo Nordisk will have a fully paid, exclusive license to the licensed product. Novo Nordisk may terminate this agreement with 90 days prior notice. We may terminate this agreement in the event that Novo Nordisk challenges the validity of any licensed patent under the agreement, but only with respect to the patents belonging to the patent family of the challenged patent. Either party may also terminate the agreement upon the other party’s material breach, if not cured within a specified period of time. Upon a termination of the agreement by Emisphere for Novo Nordisk’s breach, all intellectual property rights conveyed under the agreement shall revert back to us; upon a termination by Novo Nordisk for our breach, the licenses granted under the agreement shall remain in effect, subject to Novo Nordisk’s payment obligations under the agreement.

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

On August 26, 2015, Novo Nordisk announced that it will initiate a global Phase 3a development program with oral semaglutide, a once daily oral formulation of the long-acting GLP-1 analog for the treatment of Type 2 diabetes, using our absorption-enhancing carrier, monosodium N-[8-(2-hydroxybenzoyl) amino] caprylate (“SNAC”), which is one of our Eligen® Technology delivery agents, or “carriers.” Novo Nordisk intends to initiate the Phase 3a program, which will consist of seven trials and approximately 9,300 patients with Type 2 diabetes. Novo Nordisk’s decision to initiate this global phase 3a program follows encouraging results from the proof of concept Phase 2 program and consultations with regulatory authorities. In February 2016, Novo Nordisk initiated the first Phase 3a trial of oral semaglutide, an oral formulation of Novo Nordisk’s long-acting GLP-1 analogue semaglutide using the Emisphere Eligen® Technology. Novo Nordisk has now initiated all 10 clinical trials, including PIONEER 6 (a pre-approval long term cardiovascular outcomes trial in approcimately 3,100 people), PIONEER 8 (an insulin add-on trial in approximately 700 people), PIONEER 9 (a monotherapy trial in approximately 200 Japanese people) and PIONEER 10 (an oral anti-diabetic combination trial in approximately 300 Japanese people). The advancement of oral semaglutide into Phase 3a development represents a significant milestone for our Eligen® Technology platform and supports our belief that products developed using our carriers have the potential to overcome bioavailability challenges commonly associated with the oral administration of peptides and certain other compounds.

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

Novartis Pharma AG

Oral Salmon Calcitonin Program for Osteoporosis and Osteoarthritis

We entered into a Research Collaboration and Option Agreement, dated as of December 3, 1997, as amended on October 20, 2000 (the “Salmon Calcitonin Option Agreement”) with Novartis to develop an oral form of salmon calcitonin (“sCT”) to treat osteoarthritis and osteoporosis (the “Salmon Calcitonin Program”), which is a hormone that inhibits the bone-tissue resorbing activity of specialized bone cells called osteoclasts, enabling the bone to retain more of its mass and functionality. During December 2011, Novartis informed the Company that it would not purse further clinical development of the investigational drug SNC021 (oral calcitonin) as a treatment option in osteoarthritis and for post-menopausal osteoporosis and that it would not seek regulatory submission for SMC021 in either indication. Novartis advised te Company that its decision to stop the clinical program of SMC021 in both indications was based on analysis and evaluation of data from three Phase III clinical trials (two in osteoarthritis and one in osteoporosis) conducted by Nordic Bioscience AS, which showed that SMC021 failed to meet key efficacy endpoints in all three trials, despite displaying a favorable safety profile. Although Novartis has not informed Emisphere if its intention to terminate the Salmon Calcitonin Option Agreement and the Salmon Calcitonin License Agreement, in the event that Novartis determined to terminate these agreements, we will reacquire the rights to our technology licensed to Novartis thereunder.

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

The following table summarizes research and development spending to date by project category:

	Year Ended December 31,			Cumulative Spending 2016(1)
	2016	2015	2014
	(In thousands)
Research(2)	$—	$—	$492	$52,681
Feasibility projects				52
Self-funded	—	29	201	14,262
Partnered	—	—	—	4,353
Development projects				99,592
Oral heparin (self-funded)	—	—	—	99,592
Oral insulin (self-funded)	—	—	—	21,292
Partnered	—	—	—	12,157
Other(3)	373	446	435	108,811

Total all projects	$373	$475	$1,128	$313,148

(1)	Cumulative spending from August 1, 1995 through December 31, 2016.

(2)	Research is classified as resources expended to expand the ability to create new carriers, to ascertain the mechanisms of action of carriers, and to establish computer based modeling capabilities, prototype formulations, animal models, and in vitro testing capabilities.

(3)	Other includes indirect costs such as rent, utilities, training, standard supplies and management salaries and benefits.

Patents and Other Forms of Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing the proprietary rights of others (please refer to Part I, Item 1A “Risk Factors” for further discussion of how our business will suffer if we cannot adequately protect our patent and proprietary rights”). We seek patent protection on various aspects of our proprietary chemical and pharmaceutical delivery technologies, including the delivery agent compounds and the structures which encompass Emisphere’s delivery agents, their method of preparation, the combination of our compounds with a pharmaceutical, and use of our compounds with therapeutic molecules to treat various disease states. We have patents and patent applications in the U.S. and certain foreign countries. As of March 1, 2017, Emisphere had been granted more than 120 U.S. patents and more than 200 foreign patents. Emisphere also has more than 25 pending U.S. patent applications as well as more than 150 counterpart applications pending in foreign countries.

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

Employees

As of December 31, 2016, we had 6 full time employees, and a small group of insourced consultants who perform business development, project management, sales and market planning, logistics and supply chain planning, accounting, information technology, engineering, facilities maintenance, legal and regulatory, IP and administrative functions. Our employees all hold the necessary experience and degrees to the relevant functions outlined above and we are confident that our relationship with all employees is both positive and productive.

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

We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, and debt financings. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing capital resources will enable us to continue operations through approximately March 2018, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.

Moreover, as of December 31, 2016, our accumulated deficit was approximately $564.6 million, and our obligations included approximately $82.2 million (face value) under our secured debt obligations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through March 30, 2018. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations through approximately March 2018. While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. Furthermore, despite our optimism regarding the Eligen ® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

We have a history of operating losses and we may never achieve profitability.

As of December 31, 2016, we had approximately $6.1 million in cash and cash equivalents, approximately $3.2 million in working capital deficiency, a stockholders’ deficit of approximately $161.4 million and an accumulated deficit of approximately $564.6 million. Our operating loss for the twelve months ended December 31, 2016 was approximately $7.8 million. Since our inception in 1986, we have generated significant losses from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern.

We anticipate that our existing capital resources will enable us to continue operations through approximately March 2018, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity.

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

A key part of our strategy is to form collaborations with pharmaceutical companies for the licensing of our Eligen® Technology. We currently have active collaborative agreements for products in clinical development with Novo Nordisk.

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

Our collaborative agreements with Novo Nordisk and Novartis provide that they control clinical development program and may terminate their programs at will for any reason and without any financial penalty or requirement to fund any further clinical studies. Novartis has discontinued all active clinical programs with us, and we cannot make any assurance that Novo Nordisk will continue to advance the clinical development of the drug candidates subject to collaboration.

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

Moreover, our ability to meet future payment obligations under the terms of our existing indebtedness, fund continuing operations and business expansion are highly dependent upon our ability to optimize the value of the oral Eligen B12™ product in the U.S. and global markets during 2016 and in future years. We cannot assure you that we will succeed in these efforts as these involve activities (or portions of activities) that we have not previously completed and/or that are out of control. In addition, even if we continue to pursue the commercialization of the product ourselves, Vitamin B12 is available at reasonably low prices both in injections and tablet forms (as well as other forms) through a variety of distributors, sellers, and other sources. We have entered a highly competitive market with limited commercial capability. This outline of risks involved in the commercialization of our B12 product is not exhaustive, but illustrative. For example, it does not include additional competitive, intellectual property, commercial, product liability, and commercial risks involved in a launch of the B12 product candidate outside the U.S. or certain of such risks in the U.S.

We may not be able to meet covenants or financial obligations detailed in certain of our debt obligations.

Our inability to meet any of the terms or covenants contained in our debt obligations could result in increased interest rates and/or accelerated the maturity of certain of these obligations. While we recently received a waiver for, among other things, Eligen B12™ sales milestones contained in certain of our credit facilities, there can be no assurance that we will receive any future waivers or that we will satisfy all or any of the terms in our debt obligations. Our debt obligations are secured by a first priority lien on substantially all of our assets, and if we default on our obligations under these obligations, our assets may be foreclosed on and we would be required to cease operations.

We cannot be certain that any product that we or a partner develop will be successfully commercialized.

To be profitable, we or a partner must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market, and distribute our products under development. The time necessary to achieve these goals for any individual pharmaceutical product is long and can be uncertain. Before we or a potential partner can commercialize a pharmaceutical product, pre-clinical (animal) studies and clinical (human) trials must demonstrate that the product is safe and effective for human use for each targeted indication. We have never successfully commercialized a drug or a nonprescription candidate and we cannot be certain that we or our current or future partners will be able to begin, or continue, planned clinical trials for our product candidates, or if we are able, that the product candidates will prove to be safe and will produce their intended effects.

Even if products incorporating our technology are safe and effective, the size of the solid dosage form, taste, and frequency of dosage may impede their acceptance by patients.

A number of companies in the drug delivery, biotechnology, and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. Only a small number of research and development programs ultimately result in commercially successful drugs. Favorable results in any pre-clinical study or early clinical trial do not imply that favorable results will ultimately be obtained in future clinical trials. We cannot make any assurance that results of limited animal and human studies are indicative of results that would be achieved in future animal studies or human clinical studies, all or some of which will be required in order for our product candidates incorporating our technology to obtain regulatory approval. Similarly, we cannot assure you that any of product candidates incorporating our technologywill be approved by the FDA. Even if clinical trials or other studies demonstrate safety and effectiveness of any of product candidates incorporating our technology for a specific disease or condition and the necessary regulatory approvals are obtained, the commercial success of any of such product candidates will depend upon their acceptance by patients, the medical community, and third-party payers and on our partners’ ability to successfully manufacture and commercialize such product candidates.

Our future business success depends heavily upon regulatory approvals, which can be difficult and expensive to obtain.

Pre-clinical studies and clinical trials of prescription drugs and biologic product candidates, as well as the manufacturing and marketing of our product candidates, are subject to extensive, costly and rigorous regulation by governmental authorities in the U.S. and other countries. The process of obtaining required approvals from the

FDA and other regulatory authorities often takes many years, is expensive, and can vary significantly based on the type, complexity, and novelty of the product candidates. We cannot assure you that we, or our partners, will meet the applicable regulatory criteria in order to receive the required approvals for manufacturing and marketing any product incorporating our technology. Delays in obtaining regulatory approvals encountered by others with whom we collaborate also could adversely affect our business and prospects. Even if regulatory approval of a product is obtained, the approval may place limitations on the intended uses of the product, and may restrict the way in which we or our partner may market the product.

The regulatory approval process for our drug product candidates presents numerous risks, including:

•

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

•	Regulatory authorities and agencies may promulgate additional regulations restricting the sale of our existing and proposed products, and

•

Once a product receives marketing approval, the FDA will not permit that the marketing of such product for broader or different indications, or will not grant clearance with respect to separate product applications that represent extensions of our basic technology. In addition, the FDA may withdraw or modify existing clearances in a significant manner or promulgate additional regulations restricting the sale of products

Additionally, we face the risk that competitors may gain FDA approval for a product before we or our partners do. Having a competitor reach the market before us would impede the future commercial success for a product because we believe that the FDA uses heightened standards of approval for products once approval has been granted to a competing product in a particular therapeutic area. We believe that this standard generally limits new approvals to only those products that meet or exceed the standards set by the previously approved product.

We are highly dependent on third parties to manufacture, distribute, and sell our products.

We have hired expertmanufacturing, logistics and customer services vendors to support the commercialization of Eligen B12™. The success of our commercial operations is dependent upon the ability of these vendors to provide a high level of service and support at an economical price. If we fail to attract and retain such professionals or service providers at a reasonable price, or if third parties do not successfully carry out their contractual obligations, meet expected deadlines or conduct our activities in accordance with applicable law and regulatory requirements or our stated specifications, we may not be able to, or may be delayed in our efforts to, successfully execute upon our commercial strategy.

Our business will suffer if we cannot adequately protect our patent and proprietary rights.

Although we have patents covering our drug delivery technology and have applied for additional patents, there can be no assurance that patents applied for will be granted, that patents granted to or acquired by us now or in the future will be valid and enforceable and provide us with meaningful protection from competition, or that we will possess the financial resources necessary to enforce any of our patents. Also, we cannot be certain that any products that we (or a licensee) or a partner develop will not infringe upon any patent or other intellectual property right of a third party.

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

The Patient Protection and Affordable Care Act of 2010, or the PPACA, the future of which is uncertain may have a significant impact on the healthcare system. As part of this legislative initiative, Congress enacted a number of provisions that are intended to reduce or limit the growth of healthcare costs, which could significantly change the market for pharmaceuticals and biological products. The provisions of the PPACA could, among other things, increase pressure on drug pricing or make it costlier for patients to gain access to prescription drugs like our product candidates at affordable prices. This could ultimately lead to fewer prescriptions for our product candidates and could force individuals who are prescribed our products to pay significant out-of-pocket costs or pay for the prescription entirely by themselves. As a result of such initiatives, and the market acceptance and commercial success of our products, once approved, may be limited and our business may be harmed.

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

Our success depends, in part, upon maintaining a competitive position in the development of technologies and products in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists, and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs that may be orally active. Many of these competitors have greater research and development capabilities, experience, and marketing, financial, and managerial resources than we have, and, therefore, represent significant competition.

Products using our technology, when developed and marketed, may compete with existing parenteral or other versions of the same drug, some of which are well established in the marketplace and manufactured by formidable competitors, as well as other existing drugs. Moreover, our competitors may succeed in developing competing technologies or obtaining government approval for products before we do. Developments by others may render our product candidates, or the therapeutic macromolecules used in combination with product candidates incorporating our technology, noncompetitive or obsolete. At least one competitor has notified the FDA that it is developing a competing formulation of salmon calcitonin. If our products are marketed, we cannot assure you that they will be preferred to existing drugs or that they will be preferred to or available before other products in development.

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

As of December 31, 2016, our 52-week high and low closing market price for our common stock was $0.87 and $0.47, respectively.

Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

Sales of a substantial number of shares of common stock or warrants, or the perception that sales could occur, could adversely affect the market price of our common stock. Additionally, as of December 31, 2016, there were outstanding options to purchase up to 5,180,157 shares of our common stock that are currently exercisable. As of December 31, 2016, 48,868,640 shares of our common stock were issuable upon the conversion of outstanding convertible notes. As of December 31, 2016, there were outstanding warrants to purchase 25,008,082 shares of our stock. The holders of these convertible securities have an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interests of the other shareholders. The existence of these securities may adversely affect the terms on which we may be able to obtain additional financing. The weighted average exercise price of issued and outstanding options is $0.67 and the weighted average exercise price of warrants is $0.50, which compares to the $0.60 market price at closing on December 31, 2016. Additionally, there may be additional shares available on the market if we are required to file additional re-sale registration statements on Form S-1, including if MHR exercises its registration rights under its Registration Rights Agreement with the Company dated September 26, 2005.

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

The following table sets forth the range of high and low intra-day sale prices as reported by the OTCQB, electronic quotation service for each period indicated:

	High	Low
2015
First quarter	0.85	0.22
Second quarter	0.69	0.35
Third quarter	0.90	0.42
Fourth quarter	0.75	0.50
2016
First quarter	0.70	0.46
Second quarter	0.91	0.51
Third quarter	0.80	0.60
Fourth quarter	0.72	0.57
2017
First quarter (through March 1, 2017)	0.60	0.40

As of March 1, 2017 there were 192 stockholders of record, including record owners holding shares on behalf of an indeterminate number of beneficial owners, and 60,687,478 shares of common stock outstanding. The closing price of our common stock on March 1, 2017, was $0.48. We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 2000 Stock Option Plan, the 2002 Broad Based Plan, the 2007 Stock Award and Incentive Plan, (collectively the “Plans”), the Stock Incentive Plan for Outside Directors, and the Directors Deferred Compensation Plan:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
The Plans	6,386,833	$0.67	2,896,683
Stock Incentive Plan for Outside Directors	—	—	—

Total	6,386,833	$0.67	2,896,683

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 have been derived from the financial statements of Emisphere and notes thereto, which have been audited by our independent registered public accounting firm.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Net revenue	$1,195	$411	$—	$—	$—
Cost of goods sold	286	201	—	—	—
Write-off of slow moving inventory	1,214	691	—	—	—

Gross profit (loss)	(305)	(481)	—	—	—
Costs and expenses
Research and development expenses	373	475	1,128	836	1,867
General and administrative expenses	5,228	5,950	5,968	6,749	4,935
Selling expenses	1,923	11,176	2,194	—	—
Other costs and expenses	12	14	15	19	19

Total costs and expenses	7,536	17,615	9,305	7,604	6,821

Operating loss	(7,841)	(18,096)	(9,305)	(7,604)	(6,821)
Other Income	15	12	10	81	45
Research and development tax credit	—	—	—	—	—
Change in fair value of derivative instruments	9,138	(13,916)	(11,872)	(8,433)	8,110
Interest expense related party, net	(11,353)	(8,966)	(6,232)	(4,955)	(6,236)

Income (loss) before income tax benefit	(10,041)	(40,966)	(27,399)	(20,911)	(4,902)
Income tax benefit (expense)	—	585	2,019	(28)	2,974

Net income (loss)	(10,041)	(40,381)	(25,380)	(20,939)	(1,928)
Net income (loss) per share — basic	(0.17)	(0.67)	(0.42)	(0.35)	(0.03)
Net income (loss) per share — diluted	(0.17)	(0.67)	(0.42)	(0.35)	(0.03)

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents	$6,085	$12,898	$3,683	$4,053	$1,484
Working capital (deficit)	(3,165)	(7,081)	(1,694)	(1,398)	(34,745)
Total assets	6,584	15,810	5,988	4,979	2,176
Derivative instruments	43,194	47,966	29,920	15,909	2,089
Long-term liabilities and deferrals	123,411	109,788	86,172	74,146	31,614
Accumulated deficit	(564,561)	(554,520)	(514,139)	(488,759)	(467,820)
Stockholders’ deficit	(161,408)	(151,918)	(111,950)	(86,801)	(66,066)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Emisphere Technologies, Inc. is a commercial stage pharmaceutical and drug delivery company. We are in partnership with global pharmaceutical companies to develop new formulations of existing products, as well as new chemical entities, using our Eligen® Technology. We launched our first prescription medical food product, oral Eligen B12™ in the U.S. in March 2015, and we are engaged in strategic discussions to optimize its economic value in the U.S. and global markets. Beyond Eligen B12™, we utilize our proprietary Eligen® Technology to create new oral formulations of therapeutic agents. Our product pipeline includes prescription drug and medical food product candidates that are being developed in partnership or internally. Our core business strategy is to build new, high-value partnerships and continue to expand upon existing partnerships, optimize Eligen B12™’s economic value, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen® Technology.

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

Eligen® Technology License Agreements

Our most advanced collaborative partner, Novo Nordisk, is using our Eligen® Technology in combination with semaglutide, one of its proprietary GLP-1 receptor agonists, and its insulins. During 2015, Novo Nordisk initiated a global Phase 3a development program with oral semaglutide, a once daily oral formulation of the long-acting GLP-1 analog for the treatment of Type 2 diabetes, using our absorption-enhancing carrier, monosodium

N-[8-(2-hydroxybenzoyl) amino] caprylate (our “SNAC” carrier). Novo Nordisk initiated ten clinical trials containing approximately 9,300 patients with Type-2 diabetes in its global Phase 3a program. Novo Nordisk’s decision to initiate this global phase 3a program follows encouraging results from the proof of concept Phase 2 program and consultations with regulatory authorities. In February 2016, Novo Nordisk initiated the first Phase 3a trial of oral semaglutide combined with our SNAC carrier. Novo Nordisk has now initiated all 10 clinical trials, including PIONEER 6 (a pre-approval long term cardiovascular outcomes trial in approximately 3,100 subjects), PIONEER 8 (an insulin add-on trial in approximately 700 subjects), PIONEER 9 (a monotherapy trial in approximately 200 subjects) and PIONEER 10 (an oral anti-diabetic combination trial in approximately 300 subjects). The advancement of oral semaglutide into Phase 3a development represents a significant milestone for our Eligen® Technology platform and supports our belief that products developed using our carriers have the potential to overcome bioavailability challenges commonly associated with the oral administration of peptides and certain other compounds.

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

Vitamin B12 is an important nutrient that is poorly absorbed in the oral form. In most healthy people, Vitamin B12 is absorbed in a receptor-mediated pathway in the presence of an intrinsic factor. A large number of people take oral B12 supplements, many in mega-doses, and by injection. Currently, it is estimated that at least five million people in the U.S. are taking 40 million injections of Vitamin B12 per year to treat a variety of debilitating medical conditions. Another estimated five million people are consuming more than 600 million tablets of Vitamin B12 orally. The international market is larger than the U.S. market. Many B12 deficient patients suffer from pernicious anemia and neurological disorders and many of them are infirm or elderly. Vitamin B12 deficiency can cause severe and irreversible damage, especially to the brain and nervous system. At levels only slightly lower than normal, a variety of symptoms such as fatigue, depression, and poor memory may occur.

Development-stage product candidates incorporating our Eligen® technology are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products as we continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen® Technology and prescription medical foods. Our preclinical programs focus on the development of oral formulations of potentially new treatments for diabetes and products in the areas of cardiovascular, appetite suppression and pain and on the development and potential expansion of nutritional supplement products.

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

Funding required to continue developing our product pipeline may be partially paid by income generated from license arrangements whose value tends to increase as product candidates move from pre-clinical into clinical development. It is our intention that investments that may be required to fund our research and development will be approached incrementally in order to minimize disruption or dilution. The Company also continues to focus on improving operational efficiency. Our cash burn rate to support continuing operations is less than $4 million per year. Additionally, we have accelerated the commercialization of the Eligen® Technology in a cost effective way and to gain operational efficiencies by tapping into advanced scientific processes offered by independent contractors.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of December 31, 2016, our accumulated deficit was approximately $564.6 million. Our loss from operations was $7.8 million, $18.1 million and $9.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our net loss was $10.0 million, $40.4 million and $25.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our net cash outlays from operations were $6.8, $2.8 million and $8.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our stockholders’ deficit was $161.4 million and $151.9 million as of December 31, 2016 and 2015, respectively. On December 31, 2016 we had approximately $6.1 million in cash.

As of December 31, 2016, the Company’s obligations included approximately $53.0 million (face value) under its Second Amended and Restated Convertible Notes (the “Convertible Notes”) issued to funds affiliated with MHR Fund Management LLC (collectively, “MHR”), approximately $26.0 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”) with MHR, approximately $0.8 million (face value) under its Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”) issued to MHR, and approximately $2.4 million (face value) under its Second Amended and Restated Bridge Notes (the “Bridge Notes”) issued to MHR.

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

Under terms of its loan agreements, the Company is obligated to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk. On December 8, 2016, we entered into various agreements whereby, among other things, MHR agreed to waive any event of default resulting from our failure to satisfy the net sales milestones for the Eligen B12™ product for the 2016 fiscal year and all future periods specified in our Loan Agreement and Convertible Notes. MHR also agreed to irrevocably waive the Company’s obligation to pre-pay $7 million of certain loans and notes resulting from the $14 million cash receipt from Novo Nordisk.

We believe that our current cash balance will provide sufficient capital to continue operations through approximately March 2018. The Company’s future capital requirements beyond March 2018 and its financial success depend largely on its ability to raise additional capital, including by leverage existing and securing new partnering opportunities for Eligen B12™ and for the Eligen technology.

While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ or obtain substantial cash inflows from existing or new partners or other sources prior to March 2018, we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2016, 2015 and 2014 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

During the year ended December 31, 2016, our cash liquidity (consisting of $6.1 million cash at December 31, 2016) decreased as follows:

Cash and Cash Equivalents:

(In thousands)
At December 31, 2015	$12,900
At December 31, 2016	6,100

Decrease in cash and cash equivalents	$6,800

The (decrease) increase in cash and cash equivalents is comprised of the following components for the years ended December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Proceeds from loan	$—	$12,000
Proceeds from collaboration, technology business tax certificate transfer program and other projects	—	14,600

Sources of cash and cash equivalents	—	26,600

Uses of cash and cash equivalents	(6,800)	(17,400)

(Decrease) increase in cash and cash equivalents	$(6,800)	$9,200

During the year ended December 31, 2016, our working capital deficiency decreased by $3.9 million as follows:

	December 31,
	2016	2015	Change
	(In thousands)
Current assets	$6,560	$15,774	$(9,214)
Current liabilities	9,725	22,855	(13,130)

Working capital (deficiency)	$(3,165)	$(7,081)	$3,916

The decrease in current assets is driven primarily by the decrease in cash of $6.8 million and the decrease in inventory of $1.3 million. The decrease in current liabilities is driven primarily by the decrease in fair value of derivative instruments of $4.6 million, the decrease of accounts payable and accrued expenses of $1.3 million and the decrease of $7.0 in the classification of current notes payables. The decrease in current notes payable is a result of the Company entering into a series of agreements with MHR on December 8, 2016 whereby, among other things, MHR waived the Company’s obligation to pre-pay $0.8 million of the Reimbursement Notes and $6.2 million of the Loans in connection with the $14 million of cash proceeds from Novo Nordisk on October 26, 2015.

Results of Operations

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

	Year Ended December 31,
	(In thousands)
	2016	2015	Change
Net revenue	$1,195	$411	$784
Gross profit (loss)	$(305)	$(481)	$176
Operating expenses	$7,536	$17,615	$(10,079)
Operating loss	$(7,841)	$(18,096)	$10,255
Change in fair value of derivative instruments	$9,138	$(13,916)	$23,054
Interest expense	$(11,353)	$(8,966)	$(2,387)
Other non-operating income	$15	$12	$3
Income tax benefit	$—	$585	$(585)
Net loss	$(10,041)	$(40,381)	$30,340

Our principal operating costs include the following items as a percentage of total expense:

	Year Ended
	December 31, 2016	December 31, 2015
Human resource costs, including benefits	35%	18%
Professional fees for legal, intellectual property, accounting and consulting	26%	15%
Advertising and promotion	18%	58%
Clinical costs	4%	2%
Occupancy costs	2%	1%
Other	15%	6%

Operating expenses, decreased by $10.1 million or 57% as a result of the following items:

(In thousands)
Decrease in human resource costs	$(483)
Decrease in professional fees	(754)
Decrease in advertising and promotion	(8,766)
Decrease in clinical costs	(149)
Increase in occupancy costs	8
All other	65

Net decrease	$(10,079)

Net revenue increased $0.8 million due to the commercial launch of Eligen B12™ product in March 2015 whereas in 2016, the Company had a full year of revenue generated from the sale of Eligen B12™ as compared to only ten months in 2015.

Gross loss was $(0.3) million for the year ended December 2016 compared to $(0.5) million for the year ended December 31, 2015. The decrease in the gross profit (loss) was primarily due to an increase in the selling price of our Eligin B12™ offset by an increase in a write-off of inventory of approximately $0.6 million due to obsolescence.

Human resource costs decreased approximately $0.5 million due primarily to a reduction in staff related to our chief financial officer, chief medical officer and other administrative staff.

Professional fees decreased approximately $0.8 million due primarily to a decrease in consulting costs including medical regulatory, regulatory and manufacturing support in connection with the introduction of oral Eligen B12 in the U.S. during March 2015.

Advertising and promotion decreased approximately $8.8 million due primarily to a reduction in sales, marketing and other commercial costs commensurate with our decision to phase out our sales field force, and reduce and reallocate marketing resources toward more efficient non-field force promotion of the oral Eligen B12 product in the U.S. during 2016.

Clinical costs decreased approximately $0.1 million primarily due to costs associated with developing and optimizing manufacturing production of oral Eligen B12™ Rx.

Occupancy costs were substantially unchanged in 2016 compared to 2015.

All other operating costs increased approximately $0.1 million primarily due to a $0.1 million forfeited deposit in connection with a commitment to purchase inventory.

As a result of the factors above, Emisphere’s operating expenses were $7.5 million for the year ended December 31, 2016, which represents a decrease of $10.1 million (57%) compared to operating expenses for the year ended December 31, 2015.

Other non-operating expense decreased by approximately $20.7 million for the year ended December 31, 2016, in comparison to the same period last year due primarily to a $23.1 million decrease in the change in the value of derivative instruments, and a $2.4 million increase in interest expense due to an increase in the principal balance of our outstanding debt. The change in the fair value of derivative instruments for 2016 and 2015 is the result of a lower fair value of the Company’s stock price and a shorter term at December 31, 2016 compared to December 31, 2015. Future gains and losses recognized in the Company’s operating results from changes in the value of the derivative instrument liability are based in part on the fair value of the Company’s common stock which is outside the control of the Company. These potential future gains and losses could be material.

As a result of the above factors, we reported a net loss of $10.0 million, which was $30.3 million (75%) lower than the net loss of $40.4 million for the year ended December 31, 2015.

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

	Year Ended December 31,
	(In thousands)
	2015	2014	Change
Net revenue	$411	$—	$411
Gross profit (loss)	$(481)	$—	$(481)
Operating expenses	$17,615	$9,305	$8,310
Operating loss	$(18,096)	$(9,305)	$(8,791)
Change in fair value of derivative instruments	$(13,916)	$(11,872)	$(2,044)
Interest expense	$(8,966)	$(6,232)	$(2,734)
Other non-operating income	$12	$10	$2
Income tax benefit	$585	$2,019	$(1,434)
Net loss	$(40,381)	$(25,380)	$(15,001)

Our principal operating costs include the following items as a percentage of total expense:

	Year Ended
	December 31, 2015	December 31, 2014
Human resource costs, including benefits	18%	32%
Professional fees for legal, intellectual property, accounting and consulting	15%	34%
Sales and marketing costs, excluding human resource costs	58%	16%
Product development costs	2%	7%
Occupancy costs	1%	2%
Other	6%	9%

Operating expenses, increased by $8.3 million or 89% as a result of the following items:

(In thousands)
Increase in human resource costs	$175
Decrease in professional and consulting fees	(480)
Increase in sales and marketing costs, excluding human resource costs	8,690
Increase in product development costs	(222)
Increase in occupancy costs	3
All other	144

Net increase	$8,310

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

If factors change and we employ different assumptions in the application of FASB ASC 718 in future periods, the compensation expense that we record under FASB ASC 718 may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB ASC 718. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the year ended December 31, 2016, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

Revenue includes amounts earned from sales of our oral Eligen® B12 (100 mcg) product, collaborative agreements and feasibility studies. Revenue earned from the sale of oral Eligen® B12 (100 mcg) was recognized when the product was shipped, when all revenue recognition criteria were met in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (codified under ASC 605 “Revenue Recognition”). Revenue from feasibility studies, which are typically short term in nature, is recognized upon delivery of the study, provided that all other revenue recognition criteria are met. Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for joint steering committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2017. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

With regard to revenue recognition from collaboration agreements, the Company previously interpreted expected payments to equate to total payments subject to each collaboration agreement. On a prospective basis, the Company has revised its application of expected payments to equate to a “best estimate” of payments. Under this application, expected payments typically include (i) payments already received and (ii) those milestone payments not yet received but that the Company believes are “more likely than not” of receiving. Our support for the assertion that the next milestone is likely to be met is based on the (a) project status updates discussed at JSC meetings; (b) clinical trial/development results of prior phases; (c) progress of current clinical trial/development phases; (d) directional input of collaboration partners and (e) knowledge and experience of the Company’s scientific staff. After considering the above factors, the Company believes those payments included in “expected payments” are more likely than not of being received. While this interpretation differs from that used previously by the Company, it does not result in any change to previously recognized revenues in either timing or amount for periods through December 31, 2016.

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

As of December 31, 2016, total deferred revenue from Novo Nordisk development programs was $42.6 million, consisting of: $32.6 million from the GLP-1 Development License Agreement, comprised of the $9.0 million prepayment received October 26, 2015, the $10.0 million prepayment received April 26, 2013, the $10.0 million non-refundable license fee, $2 million milestone payment and $1.6 million in support services; $5.0 million non-refundable license fee from the Insulin Development License Agreement and $5.0 million non-refundable license fee from the Expansion License Agreement.

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

During 2011, Novartis terminated its oral human growth hormone program and informed the Company of its intention not to continue development of its oral calcitonin and oral PTH programs involving Emisphere’s Eligen® Technology. However, Novartis did not terminate its development license agreements in calcitonin or PTH. At such time that Novartis terminates its oral calcitonin and oral PTH agreements, , then the Company will recognize revenue in connection with past receipts of payments from Novartis derived from those agreements which are currently included in Deferred Revenue within our balance sheet. Management will pay close attention to Novartis actions and reevaluate circumstances that influence this determination in future.

As of December 31, 2016 total deferred revenue from all Novartis development license programs was approximately $13.0 million.

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

New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The adoption of ASU 2015-03 did not have a material impact on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Adoption can occur using one of two prescribed transition methods. In 2016, the FASB issued four amendments to ASU 2014-09. We have begun a limited evaluation of the provisions of ASU 2014-09 and the impact, if any, it may have on our financial position and results of operations. Our evaluation work to date includes the training of ASU 2014-09, contract review and an assessment of the distribution model for which we recognize revenue for our Eligen B12™ products. We have a small number of contracts which require an assessment and believe we have sufficient time for the implementation of ASU 2014-09.

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

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2016.

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

Contractual Arrangements

Significant contractual obligations as of December 31, 2016 are as follows:

		Amount Due in
Type of Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Notes Payable(1)	$82,218	$—	$26,004	$—	$56,214
Derivative liabilities(2)	43,194	8,343	—	—	34,851
Operating lease obligations	74	74	—	—	—

Total	$125,486	$8,417	$26,004	$—	$91,065

(1)	Amounts include both principal and related interest payments.

(2)	We have issued warrants to purchase shares of our common stock which contain provisions requiring us to make a cash payment to the holders of the warrant for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after such warrants have been exercised. As a result, these warrants have been recorded at their fair value and are classified as current liabilities. The value and timing of the actual cash payments, if any, related to these derivative instruments could differ materially from the amounts and periods shown.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities.    At December 31, 2016, the value of derivative instruments was $43.2 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Convertible Notes, Bridge Notes, Reimbursement Notes, and Amended and Restated June 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Increase/(Decrease)
(In thousands)
25% increase in stock price	$8,191
50% increase in stock price	$18,368
5% increase in assumed volatility	$1,402
25% decrease in stock price	$(8,572)
50% decrease in stock price	$(16,847)
5% decrease in assumed volatility	$(3,041)

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

EMISPHERE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Emisphere Technologies, Inc.

We have audited the accompanying balance sheets of Emisphere Technologies, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emisphere Technologies, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

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

/s/ RSM US LLP

New York, New York

March 30, 2017

EMISPHERE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,085	$12,898
Accounts receivable, net	301	455
Inventories	67	1,340
Prepaid expenses and other current assets	107	1,081

Total current assets	6,560	15,774
Equipment and leasehold improvements, net	—	12
Security deposit	24	24

Total assets	$6,584	$15,810

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$869	$2,121
Notes payable, related party	—	7,000
Deferred revenue, current portion	513	631
Royalty payable — related party		208
Derivative instruments:
Related party	8,343	12,690
Others	—	205

Total current liabilities	9,725	22,855
Notes payable, related party net of related discount	67,589	54,172
Derivative instruments — related party	34,851	35,071
Royalty payable — related party	206	—
Deferred revenue	55,616	55,616
Deferred lease liability and other liabilities	5	14

Total liabilities	167,992	167,728

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 4,000,000 shares at December 31, 2016 and 2015; issued and outstanding at December 31, 2016 and 2015 — none	—	—
Common stock, $.01 par value; authorized 400,000,000 shares at December 31, 2016 and 2015 issued 60,977,210 shares (60,687,478 outstanding) at December 31, 2016 and 2015	610	610
Additional paid-in capital	406,495	405,944
Accumulated deficit	(564,561)	(554,520)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(161,408)	(151,918)

Total liabilities and stockholders’ deficit	$6,584	$15,810

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Net revenue	$1,195	$411	$—
Cost of goods sold	286	201	—
Write-off of slow moving inventory	1,214	691	—

Gross loss	(305)	(481)	—

Costs and expenses:
Research and development	373	475	1,128
General and administrative	5,228	5,950	5,968
Selling expenses	1,923	11,176	2,194
Depreciation and amortization	12	14	15

Total costs and expenses	7,536	17,615	9,305

Operating loss	(7,841)	(18,096)	(9,305)

Other non-operating income (expense):
Investment and other income	15	12	10
Change in fair value of derivative instruments:
Related party	8,933	(13,950)	(12,172)
Others	205	34	300
Interest expense — related party	(11,353)	(8,966)	(6,232)

Total other non-operating income (expense)	(2,200)	(22,870)	(18,094)

Loss before income tax benefit	(10,041)	(40,966)	(27,399)
Income tax benefit	—	585	2,019

Net loss	$(10,041)	$(40,381)	$(25,380)

Net loss per share, basic and diluted	$(0.17)	$(0.67)	$(0.42)

Weighted average shares outstanding, basic and diluted	60,687,478	60,687,478	60,687,478

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,041)	$(40,381)	$(25,380)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	14	15
Provision for slow moving inventory	1,214	691	—
Provision for doubtful accounts	(3)	9
Non-cash interest expense:
Related party	10,782	8,756	6,007
Changes in the fair value of derivative instruments:
Related party	(8,933)	13,950	12,172
Others	(205)	(34)	(300)
Non-cash compensation	343	413	231
Changes in assets and liabilities excluding non-cash charges:
Decrease (increase) in accounts receivable	157	(464)	—
Decrease (increase) inventories	59	37	(1,361)
Decrease (increase) in prepaid expenses and other current assets	974	(893)	(43)
Decrease in security deposits	—	—	10
(Decrease) increase in accounts payable and accrued expenses	(1,251)	274	306
(Decrease) in other current liabilities	—	—	(30)
Increase in royalty payable	206	208	—
(Decrease) increase in deferred revenue	(118)	14,631	—
(Decrease) increase in deferred lease and other liabilities	(9)	4	3

Total adjustments	3,228	37,596	17,010

Net cash used in operating activities	(6,813)	(2,785)	(8,370)

Cash flows from financing activities:
Proceeds from notes payable	—	12,000	8,000

Net cash provided by financing activities	—	12,000	8,000

Net (decrease) increase in cash and cash equivalents	(6,813)	9,215	(370)
Cash and cash equivalents, beginning of year	12,898	3,683	4,053

Cash and cash equivalents, end of year	$6,085	$12,898	$3,683

Non-cash investing and financing activities:
Increase in debt discounts for new derivatives	$4,365	$4,130	$2,540
Conversion of accrued interest to notes payable	$10,782	$8,756	$5,542
Fully depreciated assets written off	$593	$—	$—
Forgiveness of royalty payable, related party	$208	$—	$—

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2016, 2015 and 2014

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Treasury Shares Amount		Total
	Shares	Amount
	(In thousands except share data)
Balance, December 31, 2013	60,977,210	$610	$405,300	$(488,759)	289,732	$(3,952)	$(86,801)

Net Loss				(25,380)			(25,380)
Stock based compensation for employees			71				71
Stock based compensation for directors			160				160

Balance, December 31, 2014	60,977,210	$610	$405,531	$(514,139)	289,732	$(3,952)	$(111,950)

Net Loss				(40,381)			(40,381)
Stock based compensation for employees			164				164
Stock based compensation for directors			249				249

Balance, December 31, 2015	60,977,210	$610	$405,944	$(554,520)	289,732	$(3,952)	$(151,918)

Net Loss				(10,041)			(10,041)
Stock based compensation for employees			142				142
Stock based compensation for directors			201				201
Forgiveness of royalty payable- related party			208				208

Balance, December 31, 2016	60,977,210	$610	$406,495	$(564,561)	289,732	$(3,952)	$(161,408)

(See accompanying Notes to the Financials)

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Nature of Operations, Risks and Uncertainties and Liquidity

Nature of Operations.

Emisphere Technologies, Inc. is a commercial stage pharmaceutical and drug delivery company. We are in partnership with global pharmaceutical companies to develop new formulations of existing products, as well as new chemical entities, using our Eligen® Technology. We launched our first prescription medical food product, oral Eligen B12™ in the U.S. in March 2015, and we are engaged in multiple licensing discussions to optimize its economic value in the U.S. and global markets. Beyond Eligen B12™, we utilize our proprietary Eligen ® Technology to create new oral formulations of therapeutic agents. Our product pipeline includes prescription drug and medical food product candidates that are being developed in partnership or internally.

Our core business strategy is to build new, high-value partnerships and continue to expand upon existing partnerships, pursue the global commercialization of oral Eligen B12™ to optimize its economic value, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen ® Technology, a broadly applicable proprietary oral drug delivery platform which makes it possible to avoid injections for drug administration.

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

As of December 31, 2016, our accumulated deficit was approximately $564.6 million. Our loss from operations was $7.8 million, $18.1 million and $9.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our net loss was $10.0 million, $40.4 million and $25.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our net cash provided (outlays) from operations and capital expenditures were ($6.8), ($2.8) million and ($8.4) million for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash provided (outlays) include receipts of deferred revenue of ($.1) million, $14.6 million and $0.0 million for 2016, 2015, and 2014, respectively. Our stockholders’ deficit was $161.4 million and $151.9 million as of December 31, 2016 and 2015, respectively. On December 31, 2016 we had approximately $6.1 million in cash.

As of December 31, 2016, the Company’s obligations included approximately $53 million (face value) under its Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $26 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.8 million (face value) under its Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $2.4 million (face value) under its Second Amended and Restated Bridge Notes (the “Bridge Notes”).

On October 26, 2015 we received a total payment of $14 million from Novo Nordisk pursuant to, and consisting of, $5 million as payment for entry into the Expansion License Agreement and $9 million as payment in connection with the third amendment to the GLP-1 License Agreement. Under terms of its loan agreements, the Company was obligated to pre-pay certain loans and notes using 50% of any extraordinary receipts, such as the $14 million received from Novo Nordisk. Under the terms of the Loan Agreement and Convertible Notes Emisphere is required to satisfy annual net sales targets of Eligen B12™. As described in Note 7 to the Financial

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Statements, on December 8, 2016, we entered into various agreements whereby, among other things, the creditor under our Loan Agreement and Convertible Notes agreed to waive any event of default resulting from our failure to satisfy the net sales milestones for the Eligen B12™ product for the 2016 fiscal year and all future periods specified in our Loan Agreement and Convertible Notes. The creditor also agreed to irrevocably waive the Company’s obligation to pre-pay $7 million of certain loans and notes resulting from the $14 million cash receipt from Novo Nordisk.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through March 30, 2018. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations through approximately March 2018. While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Furthermore, despite our optimism regarding the Eligen ® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

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

Cash, Cash Equivalents, and Investments.    We consider all highly liquid, interest-bearing instruments with original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds. Our investment policy requires that commercial paper be rated A-1, P-1 or better by either Standard and Poor’s Corporation or Moody’s Investor Services or another nationally recognized agency and that securities of issuers with a long-term credit rating must be rated at least “A” (or equivalent). As of December 31, 2016, we held no investments.

Trade Accounts Receivable and Allowance for Doubtful Accounts.    Trade accounts receivable are customer obligations due under normal trade terms. We review accounts receivable for uncollectible accounts and provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We consider trade accounts receivable past due for more than

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

90 days to be delinquent. We write off delinquent receivables against our allowance for doubtful accounts based on individual credit evaluations, the results of collection efforts, and specific circumstances of customers. We record recoveries of accounts previously written off when received as an increase in the allowance for doubtful accounts. To the extent data we use to calculate these estimates does not accurately reflect bad debts; adjustments to these reserves may be required. The allowance for doubtful accounts at December 31, 2016 and 2015 was $6 thousand $9 thousand, respectively.

Inventory.    Inventories are stated at the lower of cost or market determined by the first in, first out method. The Company’s inventories are analyzed for slow moving and expired items no less frequently than quarterly and the valuation allowance is adjusted as required. Provisions are recorded for excess inventory which requires management’s judgment. Conditions impacting the realizability of inventory could cause actual write-offs to be materially different than provisions for excess inventory. As of December 31, 2016 and 2015, inventory reserves amounted to $0.6 million and $0.7 million.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue from collaboration agreements are recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for Joint Steering Committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2017. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Advertising Expenses.    We expense advertising costs as incurred. Advertising expense was approximately $0.3 million, $0.7 million and $0.0 million, during the years ended December 31, 2016, 2015 and 2014, respectively and is included in selling expenses on the Statement of Operations.

Fair Value of Financial Instruments.    The carrying amounts for cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short-term nature. At December 31, 2016, the carrying value of the Second Amended and Restated Convertible Notes, Second Amended and Restated Reimbursement Notes, Second Amended and Restated Bridge Notes and Loan Agreement was $67.6 million, which reflects its original cost plus accrued interest. See Note 7 for further discussion of the notes payable.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

observable or corroborated by observable market data for substantially the full term of the assets or liabilities

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

Future Impact of Recently Issued Accounting Standards

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The adoption of ASU 2015-03 did not have a material impact on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for the first interim period within an annual period beginning after December 15, 2017. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Adoption can occur using one of two prescribed transition methods. In 2016, the FASB issued four amendments to ASU 2014-09. We have begun a limited evaluation of the provisions of ASU 2014-09 and the impact, if any; it may have on our financial position and results of operations. Our evaluation work to date includes the training of ASU 2014-09, contract review and an assessment of the distribution model for which we recognize revenue for our Eligen B12™ products. We have a small number of contracts which require an assessment and believe we have sufficient time for the implementation of ASU 2014-09.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 is not expected to have a material impact on our financial position, results of operations or cash flows due to an insignificant number of leases that the Company has entered into.

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

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

3.    Inventory

Inventory consists of the following:

	December 31,
	2016	2015
	(In thousands)
Raw Materials	$—	$558
Finished Goods	67	782

	$67	$1,340

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2016	2015
	(In thousands)
Prepaid corporate insurance	$86	$93
Deposit on inventory	—	184
Prepaid expenses and other current assets	21	804

	$107	$1,081

5.    Fixed Assets

Equipment and leasehold improvements, net, consists of the following:

	December 31,
	Useful Lives in Years	2016	2015
		(In thousands)
Equipment	3-7	$9	$601
Leasehold improvements	Term of lease	27	27

		36	628
Less, accumulated depreciation and amortization		36	616

		$—	$12

Depreciation expense for the years ended December 31, 2016, 2015 and 2014, was $12 thousand, $14 thousand and $15 thousand, respectively.

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2016	2015
	(In thousands)
Accounts payable	$638	$1,762
Accrued legal, professional fees and other	202	304
Accrued vacation	29	55

	$869	$2,121

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.    Notes Payable

Notes payable, net of related discounts, consists of the following:

	December 31, 2016	2015
	(in thousands)
Convertible Notes	$40,699	$37,450
Loan Agreement	26,004	22,801
Reimbursement Notes	795	755
Bridge Notes	91	166

	67,589	61,172
Less: Current portion	—	7,000

Non-current Notes payable, net of related discounts	$67,589	$54,172

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

Additional fees paid by Emisphere in connection with the Loan Agreement, MHR Notes and the Royalty Agreement included the reimbursement of $0.3 million of MHR’s professional fees associated with the transaction, which was recorded as interest expense for the year ended December 31, 2014.

The Loan Agreement provided for, among other things, a commitment (the “Commitment”) of the Lenders to loan the Company up to $20 million to finance the development, manufacturing, marketing and sale of oral Eligen B12™ Rx (the “B12 Product”). The Loan Agreement provided for five borrowings (each, a “Borrowing”, and collectively, the “Loan”). The first Borrowing occurred on August 20, 2014 in an original principal amount of $5 million, the second occurred on November 4, 2014, in an original principal amount of $3 million, the third occurred on January 6, 2015 in an original principal amount of $5.0 million, the fourth occurred on April 6, 2015 in an original principal amount of $5.0 million, and the fifth and final borrowing occurred on July 1, 2015 in an original principal amount of $2.0 million.

The Loan will mature on the earlier of (a) December 31, 2019, and, (b) 30 days after the end of any fiscal year in which the Company’s cash (plus certain cash expenditures during such fiscal year that are unrelated to the B12 Product or related products) as of the end of such fiscal year (subject to certain permitted deductions) is more than three times the principal amount of the Loan as of the end of such fiscal year. The Loan bears interest at a rate of 13% per annum (the “Interest Rate”), compounded monthly, and will be payable in kind and in arrears on June 30 and December 31 of each year up to and including the maturity date by increasing the outstanding principal amount of the Loan by the amount of each such interest payment. So long as an event of default under the Loan Agreement (an “Event of Default”) has occurred and is continuing, at the election of MHR, interest shall accrue on the Loan at a rate equal to 2% per annum above the Interest Rate (“Default Rate”). Interest at the

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Default Rate shall accrue from the initial date of such Event of Default until that Event of Default is cured or waived in writing and shall be payable upon demand and, if not paid when due, shall itself bear interest at the Default Rate. The Loan Agreement provides for certain representations and warranties, affirmative and negative covenants of the Company and Events of Default.

In connection with the entry into the Loan Agreement, on August 20, 2014, the Lenders and the Company further amended and restated (i) the Convertible Notes issued by the Company to certain of the Lenders, (ii) the Bridge Notes issued by the Company to certain of the Lenders, and (iii) the Reimbursement Notes (and, together with the Convertible Notes and Bridge Notes, the “MHR Notes”). Also, in connection with the entry into the Loan Agreement and the amendment and restatement of the MHR Notes, Institutional Partners IIA and the Company have amended the Pledge and Security Agreement, dated September 26, 2005, as amended, by and between the Company and Institutional Partners IIA to, among other things, secure the Reimbursement Notes and payments due under the Loan Agreement with substantially all of the Company’s assets, and secure the payments due under the Royalty Agreement and Paid-In-Kind Royalties due under the Loan Agreement with the Company’s intellectual property relating to the B12 Products and related products. As of December 31, 2016, the principal balance of the Loan agreement was approximately $26.0 million.

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

The August 20, 2014 amended and restated Convertible Notes provide for a maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain specified events of default, including the failure to meet certain sales, performance, and manufacturing milestones specified in the Convertible Notes). The interest rate is 13% per annum, compounded monthly, which interest will be payable in the form of additional Convertible Notes. The Convertible Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. After all principal and interest under the Loan Agreement and Reimbursement Notes are repaid, the remaining Convertible Notes must be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of the Company’s adjusted consolidated free cash flow (75% of the Company’s adjusted consolidated free cash flow in any year in which the Company’s adjusted consolidated free cash flow exceeds $50 million) to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance. The Convertible Notes are convertible, at the option of the holders, at a conversion price of $1.25 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. The Convertible Notes must also be redeemed from time to time prior to maturity pursuant to (a) a cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any Non-B12 Product, and (b) a Royalty Match (as described below), to the extent such Royalty Match does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance and subject to the priority described below. If we fail to meet our obligations under the terms of the Convertible Notes, or fail to meet any of the sales, operating or manufacturing performance criteria included in the Convertible Notes, we would be in default under these notes, which would give MHR the option of foreclosing on substantially all of our assets. As of

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2016, the principal balance of the Convertible Notes was approximately $53.0 million; and the Convertible Notes were convertible into 42,373,002 shares of our common stock.

The Company was required to satisfy annual net sales targets of Eligen B12™ by December 31 for each fiscal year beginning 2015 through 2019 pursuant to the terms of the Loan Agreement and Convertible Notes. Failure to satisfy the sales targets will result in an event of default under these instruments, provided that the Company is not granted a waiver. On November 10, 2015, the Lenders agreed to waive any event of default resulting from the failure to satisfy the net sales milestones for the Eligen B12™ product for the 2015 fiscal year specified in the Loan Agreement and Convertible Notes (See “December 2016 Debt Modification”, below”).

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

The Reimbursement Notes provide for a maturity date of the earlier of (a) March 31, 2022 and (b) immediately prior to the time that any amounts outstanding under the Loan Agreement are repaid (subject to acceleration upon the occurrence of certain events of default specified in the Reimbursement Notes), and bear interest at the rate of 10% per annum, compounded monthly, which interest is payable in the form of additional Reimbursement Notes. The Reimbursement Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Reimbursement Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. As of December 31, 2016, the principal balance of the Reimbursement Notes was $0.8 million; and the Reimbursement Notes were convertible into 1,671,632 shares of our common stock.

Bridge Notes. On October 17, 2012, the Company issued to MHR the predecessor to the Bridge Notes in the aggregate principal amount of $1,400,000. The original Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. The Bridge Notes were amended and restated on May 7, 2013 and restated again on August 20, 2014 as described below.

The Bridge Notes provide for a maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain events of default specified) and bear interest at 13% per year, compounded monthly and payable in the form of additional Bridge Notes. The Bridge Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Bridge Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. As of December 31, 2016, the principal balance of the Bridge Notes was approximately $2.4 million; and the Bridge Notes were convertible into 4,824,006 shares of our common stock.

Royalty Agreement. As a condition to MHR entering into the Loan Agreement and amending and restating the MHR Notes, the Company and MHR entered into a Royalty Agreement (the “Royalty Agreement”) on August 20, 2014, pursuant to which the Company agreed to pay to MHR, subject to specified terms and conditions, royalties in perpetuity (the “Royalties”), commencing as of the date of the Royalty Agreement, in an amount equal to: twenty percent (20%) of all Net Product Sales (as defined in the Royalty Agreement) and any third party payments arising in connection with the sale of the B12 Product and related products, during any fiscal year. Under certain conditions including the full settlement of the Loan Agreement, the royalty rate may reduce to 5% or 2.5%.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

If the Company does not have sufficient cash in excess of the Minimum Cash Balance to pay any Royalties that become due under the Royalty Agreement in cash, such Royalties will be paid as an additional Loan under the Loan Agreement by increasing the principal amount outstanding under the Loan Agreement (any such Loan, “Paid-In-Kind Royalties”). The “Minimum Cash Balance” generally means cash on hand of at least $10 million (or $15 million, under certain circumstances beginning as early as October 1, 2015). On December 31, 2015, the Company had a $12.9 million cash balance, greater than the $10 million Minimum Cash Balance as defined under the Loan Agreement, therefore $0.2 million Royalties payable under the Royalty Agreement for 2015 were due in cash. In December 2016, the accrued Royalties for 2015 were forgiven (see below). As of December 31, 2016, the Company accrued $0.2 million of Royalties. Such Royalties will be paid in 2017 by increasing the principal amount outstanding under the Loan Agreement.

December 2016 Debt Modifications. On October 26, 2015, the Company received a total payment of $14 million from Novo Nordisk pursuant to, and consisting of, $5 million as payment for entry into the Expansion License Agreement and $9 million as payment in connection with the third amendment to the GLP-1 License Agreement. Under the terms of our loan agreements with MHR, we were obligated to pre-pay certain loans and notes using 50% of any such extraordinary receipts. On December 8, 2016, the Company entered a series of agreements with MHR pursuant to which MHR agreed to (1) waive the Company’s obligation to pre-pay $0.8 million of the Reimbursement Notes and $6.2 million of the Loans in connection with the $14 million of cash proceeds from Novo Nordisk, (2) waive any and all rights to the Royalties for the year ended December 31, 2015, (3) waive the cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any of the Company’s products other than B12 Product or related products if such proceeds are actually received by the Company prior to the earlier of (i) October 31, 2018 and (ii) the date immediately following the date that the Company actually receives such proceeds during any consecutive twelve month period in excess of $5 million in the aggregate, (4) waive any events of default as a result of the Company’s failure to meet the Eligen B12™ net sales targets that have already occurred or may occur in the future, (5) forgive an amount equal to $7 million of the outstanding principal of the Loan Agreement upon the first commercial sale in the United States or European Union (including the United Kingdom) of a Licensed product under the GLP-1 License Agreement with Novo Nordisk.

In consideration of the above modifications, the Company granted to MHR, among other things, a portion of any royalties payable under the terms of the GLP-1 Agreement equal to 0.5% of net sales for any licensed product subject to the GLP -1 Agreement. The GLP-1 Agreement was amended to provide that, among other things, Novo Nordisk will pay such 0.5% royalties directly to MHR.

The above debt modifications were accounted for as a troubled debt restructuring under FASC ASC 470-60. As there was only a modification of terms to the existing debt and we did not transfer any assets or equity in a settlement to MHR no gain or loss was recorded on the transaction. The change in cash outflows resulting from the modification of terms are accounted for on a prospective basis.

Direct costs incurred by Emisphere in connection with the above modifications were $0.4 million which was recorded as interest expense for the year ended December 13, 2016. As MHR is a related party, the forgiveness of the 2015 royalty accrual of $0.2 million was recorded in additional paid-in capital as a capital contribution.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The carrying value of the MHR Obligations is comprised of the following:

	December 31,
	2016	2015
	(in thousands)
Amended and Restated Convertible Notes	$52,966	$46,542
Loan Agreement	26,004	22,801
Amended and Restated Reimbursement Notes	836	755
Amended and Restated Bridge Notes	2,412	2,155
Unamortized discounts	(14,629)	(11,041)

	$67,589	$61,172

8.    Derivative Instruments

Derivative instruments consist of the following:

	December 31,
	2016	2015
	(in thousands)
Convertible Notes	$30,559	$30,823
Reimbursement Notes	1,105	1,118
Bridge Notes	3,187	3,130
Amended and Restated August 2009 Warrants	1,412	2,142
Amended and Restated June 2010 MHR Warrants	344	552
Amended and Restated August 2010 Warrants	993	1,507
Amended and Restated August 2010 MHR Waiver Warrants	369	560
Amended and Restated July 2011 Warrants	1,139	1,729
July 2011 Investor Warrants*	—	205
Amended and Restated July 2011 MHR Waiver Warrants	301	456
May 2013 MHR Modification Warrants	3,785	5,744

	$43,194	$47,966

*	Expired in July of 2016

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

Embedded Conversion Feature of MHR Notes. The Convertible Notes, the Reimbursement Notes, and the Bridge Notes (collectively, the “MHR Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the MHR Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the MHR Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liability associated with the MHR Notes has been presented as a non-current liability as of December 31, 2016 and 2015 to correspond to their host contract.

Convertible Notes. In addition to the foregoing, the adjustment provision of the Convertible Notes does not become effective unless and until the Company were to raise $10 million through the issuance of common stock or common stock equivalents during any consecutive 24-month period. The fair value of the embedded conversion feature of the Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair values as December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Closing stock price	$0.60	$0.68
Conversion price	$1.25	$1.25
Expected volatility	146%	143%
Remaining term (years)	5.25	6.25
Risk-free rate	1.95%	1.95%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Convertible Notes decreased $4.3 million for the year ended December 31, 2016 and increased $5.7 million and $8.9 million for the years ended December 31, 2015 and 2014, respectively, which amounts have been recognized in the accompanying statements of operations.

Reimbursement Notes. The fair value of the embedded conversion feature of the Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Closing stock price	$0.60	$0.68
Conversion price	$0.50	$0.50
Expected volatility	146%	143%
Remaining term (years)	5.25	6.25
Risk-free rate	1.95%	1.95%
Expected dividend yield	0%	0%

The fair value of the embedded conversion of the Reimbursement Notes decreased $0.1 million for the year ended December 31, 2016 and increased $0.3 and $0.7 million for the years ended December 31, 2016 and 2015, respectively, which has been recognized in the accompanying statements of operations.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Bridge Notes. The fair value of the embedded conversion feature of the Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Closing stock price	$0.60	$0.68
Conversion price	$0.50	$0.50
Expected volatility	146%	143%
Remaining term (years)	5.25	6.25
Risk-free rate	1.95%	1.95%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Bridge Notes decreased $0.2 million for the year ended December 31, 2016 and increased $0.8 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively, which has been recognized in the accompanying statements of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted MHR warrants to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated the Original Warrants such that the expiration date of the Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2010 Warrants”). The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless the Company were to raise $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24-month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of December 31, 2016 and 2015, are as follows:

	December 31, 2016	December 31, 2015
Closing stock price	$0.60	$0.68
Conversion price	$0.50	$0.50
Expected volatility	103%	136%
Remaining term (years)	2.52	3.52
Risk-free rate	1.33%	1.42%
Expected dividend yield	0%	0%

The fair value of the Amended and Restated June 2010 MHR Warrants decreased $0.2 million for the year ended December 31, 2016 and increased $.3 million and $32 thousand for the years ended December 31, 2015 and 2014, respectively. These fluctuations have been recognized in the accompanying statements of operations.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stocks at various times from 2009 through 2011, as described more fully below (the August 2009 Warrants, August 2010 Warrants, August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019, and the exercise price was reduced to

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”) . Under the terms of each of the Amended and Restated Warrants, as well as the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the Original Warrants as of December 31, 2016 and 2015, are as follows:

	December 31, 2016	December 31, 2015
Closing stock price	$0.60	$0.68
Conversion price	$0.50	$0.50
Expected volatility	103%	141%
Remaining term (years)	2.52	3.52
Risk-free rate	1.47%	1.31%
Expected dividend yield	0%	0%

The fair value of the Original Warrants decreased $2.2 million for the year ended December 31, 2016 and increased $3.8 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively. These fluctuations have been recognized in the accompanying statements of operations.

August 2010 Investor Warrants. Also in connection with the August 2010 Financing, Emisphere sold warrants to purchase 2.6 million shares of common stock to unrelated investors (the “August 2010 Warrants”). On January 12, 2011, one of the unrelated investors notified the Company of its intention to exercise 0.2 million warrants. On August 26, 2015, the remaining August 2010 Warrants expired. The fair value of the August 2010 Investor Warrants decreased $29 thousand for the period January 1, 2015 through their expiration on August 26, 2015, which has been recognized in the accompanying statements of operations.

July 2011 Investor Warrants. Also in connection with the July 2011 Financing, Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors (the “July 2011 Warrants”). The July 2011 Warrants are exercisable at $1.09 per share and expired July 6, 2016. The assumptions used in computing the fair value of the July 2011 Warrants as of December 31, 2015, are as follows:

December 31, 2015
Closing stock price	$0.68
Conversion price	$1.09
Expected volatility	88%
Remaining term (years)	0.51
Risk-free rate	0.49%
Expected dividend yield	0%

The fair value of the July 2011 Investor Warrants decreased $0.2 million for the period from January 1, 2016 through their expiration on July 6, 2016 and decreased $5 thousand and $0.2 million for the years ended December 31, 2015 and 2014, respectively, which has been recognized in the accompanying statements of operations.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2013 Restructuring Warrants. The Company issued to MHR warrants to purchase 10 million shares of its common stock (the “2013 Restructuring Warrants”) as part of the Restructuring. The assumptions used in computing the fair value of the 2013 Restructuring Warrants as of December 31, 2016 and 2015, are as follows:

	December 31, 2016	December 31, 2015
Closing stock price	$0.60	$0.68
Conversion price	$0.50	$0.50
Expected volatility	103%	141%
Remaining term (years)	2.52	3.52
Risk-free rate	1.47%	1.31%
Expected dividend yield	0%	0%

The fair value of the 2013 Restructuring Warrants decreased $2 million for the year ended December 31, 2016 and increased $3.3 million and $0.9 for the years ended December 31, 2015 and 2014, respectively, which has been recognized in the accompanying statements of operations.

9.    Income Taxes

The components of our income tax benefit in 2016 and 2015 are as follows:

	2016	2015
Current Tax Benefit
Federal	$—	$—
State	—	(585)

	—	(585)

Deferred Tax Expense (Benefit)
Federal	—	—
State	—	—

	—	—

Total Tax Benefit	$—	$(585)

As of December 31, 2016, we have available unused federal net operating loss (NOL) carry-forwards of $366 million, which will expire in various years from 2018 to 2036. We have New York NOL carry-forwards of $306 with the remainder expiring in various years from 2018 through 2036. We have New Jersey NOL carry-forwards of $10 million, which will expire in various years from 2020 through 2023.

As of December 31, 2016, we have Research and Development tax credit carryforwards of $11 million which will expire in various years from 2018 to 2032.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The effective rate differs from the statutory rate of 34% for 2016, 2015 and 2014 primarily due to the following:

	2016	2015	2014
Statutory Rate on pre-tax book loss	(34.00%)	(34.00%)	(34.00%)
Stock option issuance	0.48%	0.14%	0.09%
Sale of NJ NOL’s	0.00%	1.05%	2.51%
Disallowed interest	2.63%	0.10%	0.51%
Derivatives	(30.94%)	11.72%	14.75%
Expired net operating losses and credits	0.00%	0.00%	2.74%
State Tax benefit of Sale of NJ NOL	0.00%	(1.45%)	(7.37%)
State Tax benefit — other	(10.80%)	(3.85%)	(2.82%)
True-ups and adjustments	2.62%	(0.57%)	0.02%
Change in federal valuation allowance	70.01%	25.42%	16.22%

	0.00%	(1.44%)	(7.35%)

The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carryforwards as of December 31, 2016 and 2015 is as follows:

Deferred tax assets and valuation allowance:

	December 31,
	2016	2015
	(in thousands)
Current deferred tax asset:
Accrued liabilities	$97	$111
Inventory reserve	225	—
Valuation allowance	(322)	(111)

Net current deferred tax asset	—	—

Non-current deferred tax assets:
Fixed and intangible assets	13	11
Net operation loss carry-forwards	124,945	122,205
AMT credit carry-forwards	74	74
Capital loss and charitable carry-forwards	14	13
Research and experimental tax credits	11,021	11,021
Stock compensation	665	586
Deferred revenue	22,213	22,213
Interest	10,866	6,870
Valuation allowance	$(169,811)	$(162,993)

Net non-current deferred tax asset	—	—

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

We apply the provisions of ASC 740-10-25 which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at December 31, 2016.

The Company’s 2013, 2014 and 2015 Federal, New York and New Jersey tax returns remain subject to examination by the respective taxing authorities. In addition, net operating losses and research tax credits arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

10.    Stockholders’ Deficit

Our certificate of incorporation provides for the issuance of 4,000,000 shares of preferred stock with the rights, preferences, qualifications, and terms to be determined by our Board of Directors. As of December 31, 2016 and 2015, there were no shares of preferred stock outstanding.

On June 5, 2014, the Company filed with the Secretary of the State of Delaware a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of common stock from 200,000,000 to 400,000,000 shares and increasing the number of authorized shares of preferred stock from 2,000,000 to 4,000,000 shares.

11.    Stock-Based Compensation Plans

Total compensation expense recorded during the years ended December 31, 2016, 2015 and 2014 for share-based payment awards was $0.3 million, $0.4 million and $0.2 million, respectively. At December 31, 2016, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $0.4 million, which is expected to be recognized over a weighted-average period of 1.53 years. No tax benefit was realized due to a continued pattern of operating losses. We have a policy of issuing new shares to satisfy share option exercises. No options were exercised during the years ended December 31, 2016 and 2015.

During the year ended December 31, 2015, the Company granted 1,785,000 options which included: 40,000 options to Michael Garone, former Chief Financial Officer (valued on the grant date of January 14, 2015 at $0.34 using the Black Scholes pricing model); 175,000 options to Timothy Rothwell, Chairman of the Board, 75,000 options to each of the Company’s outside directors, 300,000 options to Alan L. Rubino, President and Chief Executive Officer, 150,000 options to Carl Sailer, Vice President, Sales and Marketing, and an additional 40,000 options to Michael Garone, former Chief Financial Officer (valued on the grant date of March 3, 2015 at $0.55 using the Black Scholes pricing model); 250,000 options to non-executive employees and consultants (valued on the grant date of March 6, 2015 at $0.59 using the Black Scholes pricing model); an additional 40,000 options to each of the Company’s outside directors (valued on the grant date of May 20, 2015, at $0.50); an additional 175,000 options to Timothy Rothwell, Chairman of the Board, (valued on the grant date of September 14, 2015 at $0.60 using the Black Scholes pricing model); and an additional 40,000 options to Carl Sailer, Vice President, Sales and Marketing, (valued on the grant date of October 15, 2015 at $0.59 using the Black Scholes pricing model).

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2016, the Company granted 40,000 options to Mr. Michael Garone (valued on the grant date of January 14, 2016 at $0.61 using the Black Scholes pricing model). Mr. Garone resigned from Emisphere and his official last day of employment was June 24, 2016 (“Separation Date”). His unexercised, vested options were due to expire on September 25, 2016 (90 days from separation). On September 20, 2016 the Company entered into a separation agreement with Michael Garone. The Company agreed to extend the period of time during which any and all of his unexpired, vested and unexercised stock options may be exercisable to March 21, 2017 (a six-month extension). The Company calculated the incremental fair value equal to the difference between the fair value of the modified award and the fair value of the original award. The incremental fair value of $7 thousand was expensed immediately. In addition, the Company granted 240,000 options which included 40,000 options to each of the Company’s outside directors (valued on the grant date of May 25, 2016, at $0.73 using the Black Scholes pricing model).

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

The following weighted-average assumptions were used for grants made under the stock option plans for the years ended December 31, 2016, 2015 and 2014:

	2016
	Directors	Executives	Employees
Expected volatility	143.91%	145.82%	—
Expected term	6.8 years	6.8 years	—
Risk-free interest rate	1.69%	1.87%	—
Dividend yield	0%	0%	—
Annual forfeiture rate	14.5%	14.5%	—

	2015
	Directors	Executives	Employees
Expected volatility	147.57-148.95%	145.87-148.05%	148.06%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.83-1.93%	1.58-1.90%	1.99%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

	2014
	Directors	Executives	Employees
Expected volatility	143.09-145.11%	142.69%	145.03%
Expected term	6.8 years	6.8 years	6.8 years
Risk-free interest rate	1.97-2.20%	2.22%	1.75%
Dividend yield	0%	0%	0%
Annual forfeiture rate	14.5%	14.5%	14.5%

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Option Plans.    On April 20, 2007, the stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock based awards and performance awards to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2007 Plan provides for the issuance of 9,259,476 shares as follows: 7,500,000 new shares, 1,358,406 shares remaining and transferred from the Company’s 2000 Stock Option Plan (the “2000 Plan”) (which was then replaced by the 2007 Plan) and 401,070 shares remaining and transferred from the Company’s Stock Option Plan for Outside Directors (the “Directors Stock Plan”). In addition, shares cancelled, expired, forfeited, settled in cash, settled by delivery of fewer shares than the number underlying the award, or otherwise terminated under the 2000 Plan will become available for issuance under the 2007 Plan, once registered. As of December 31, 2016, 2,896,683 shares remain available for issuance under the 2007 Plan. Generally, the options vest at the rate of 20% per year and expire within a five-to-ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans.

The Company also has grants outstanding under its expired and terminated 2000 Stock Option Plan (the “2000 Plan”). Under our 2000 Plan a maximum of 1,945,236 shares of our common stock were available for issuance. The 2000 Plan was available to employees, directors and consultants. The 2000 Plan provides for the grant of either ISOs, as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. Generally, the options vest at the rate of 20% per year and expire within a five- to ten-year period, as determined by the compensation committee of the Board of Directors and as defined by the Plans. As of December 31, 2016, 50,000 options remained outstanding under the 2000 Plan.

Transactions involving stock options awarded under the Plans described above during the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2013	4,340,750	$0.90	7.8	$56
Granted	495,000	$0.31
Expired	(2,000)	$5.20
Forfeited	(13,000)	$0.67

Outstanding at December 31, 2014	4,820,750	$0.84	7.1	$223
Granted	1,785,000	$0.57
Expired	(58,500)	$4.81

Outstanding at December 31, 2015	6,547,250	$0.73	7.0	$969
Granted	280,000	$0.76
Expired	(26,600)	$8.24
Forfeited	(413,817)	$1.26

Outstanding at December 31, 2016	6,386,833	$0.67	6.1	$956

Vested and exercisable at December 31, 2016	5,180,157	$0.69	5.6	$923

Vested and expected to vest at December 31, 2016	6,245,896	$0.67	6.1	$953

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 and was $0.72, $0.54 and $0.29, respectively.

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

Transactions involving stock options awarded under the Directors Stock Plan during the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2013	21,000	$8.97	2.7

Outstanding at December 31, 2014	21,000	$8.97	1.4

Outstanding at December 31, 2015	21,000	$8.97	0.4
Expired	(21,000)	$8.97

Outstanding at December 31, 2016	—	$—	—

Vested and Exercisable at December 31, 2016	—	$—	—	$—

Non-Plan Options.    Our Board of Directors previously granted options (“Non-Plan Options”) to two consultants. The Board of Directors determines the number and terms of each grant (option exercise price, vesting, and expiration date). There were no awards outstanding as of December 31, 2016, 2015 and 2014.

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

All of our collaborative agreements are subject to termination by our corporate partners without significant financial penalty to them. Milestone and upfront payments received in connection with these agreements was $0.0 million, $14.0 million, and $0.0 million in the years ended December 31, 2016, 2015 and, 2014, respectively. There were no expenses incurred in connection with these agreements in the years ended December 31, 2016, 2015 and 2014. Significant agreements are described below.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Novo Nordisk Agreements

GLP-1 License Agreement

On June 21, 2008, we entered into an exclusive Development and License Agreement with Novo Nordisk pursuant to which Novo Nordisk will develop and commercialize oral formulations of Novo Nordisk proprietary products in combination with Emisphere carriers (the “GLP-1 License Agreement”). Emisphere received approximately $32.6 million as of December 31, 2016, and could receive up to an additional $60 million in contingent product development and sales milestone payments under the terms of the GLP-1 License Agreement. Emisphere would also be entitled to receive royalties on sales in the event Novo Nordisk commercializes products developed under such agreement. Under the terms of the GLP-1 License Agreement, Novo Nordisk is responsible for the development and commercialization of the products. Initially Novo Nordisk is focusing on the development of oral formulations of its proprietary GLP-1 receptor agonists. In January 2010, Novo Nordisk had its first Phase I clinical trial with a long acting oral GLP-1 receptor agonist. This milestone released a $2 million payment to Emisphere.

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

On December 31, 2016, we further amended the GLP-1 License Agreement to provide for the direct payment by Novo Nordisk to MHR of 0.5% of net sales for any licensed product subject to the GLP-1 Agreement, which represents the portion of Emisphere’s royalty assigned to MHR in consideration of the debt modifications (see note 7).

As of December 31, 2016 and 2015, total deferred revenue from the GLP-1 License Agreement was $32.6 million, comprised of the $9.0 million prepayment received October 26, 2015, the $10.0 million prepayment received April 26, 2013, the $10.0 million non-refundable license fee, $2 million milestone payment and $1.6 million in support services.

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

As of December 31, 2016 and 2015, total deferred revenue from the Expansion License Agreement was $5.0 million, comprised of the non-refundable, non-creditable license fee.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2016 and 2015, total deferred revenue from the Insulins License Agreement was $5.0 million, comprised of the non-refundable, non-creditable license fee.

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

Oral PTH-1-34 Agreements

We have collaborated with Novartis in connection with the development and testing of oral formulations of PTH-1-34 (“PTH”) to treat osteoarthritis and osteoporosis (the “PTH Program”). On December 1, 2004, we entered into a Research Collaboration Option and License Agreement with Novartis whereby Novartis obtained an option to license our existing technology to develop oral forms of PTH 1-34 (the “PTH Option Agreement”). On March 7, 2006, Novartis exercised its option to the license but subsequently terminated development activities and anticipates no further work on the oral formulation of PTH Program. Although Novartis has not informed Emisphere of its intention to terminate the PTH Option Agreement in accordance with relevant terms thereunder, Emisphere would reacquire the rights to develop and/or commercialize the product should Novartis so terminate the Agreement.

Total deferred revenue as of December 31, 2016 and 2015 related to Novartis agreements was $13.0 million.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.    Defined Contribution Retirement Plan

We have a defined contribution retirement plan (the “Retirement Plan”), the terms of which, as amended, allow eligible employees who have met certain age and service requirements to participate by electing to contribute a percentage of their compensation to be set aside to pay their future retirement benefits, as defined by the Retirement Plan. We have agreed to make discretionary contributions to the Retirement Plan. For the years ended December 31, 2016, 2015 and 2014, we made contributions to the Retirement Plan totaling approximately $0.03 million, $0.04 million and $0.04 million, respectively.

14.    Net Loss Per Share

The following table sets forth the information needed to compute basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Net loss	$(10,041)	$(40,381)	$(25,380)

Net loss per common share, basic and diluted:
Weighted average common shares outstanding, basic	60,687,478	60,687,478	60,687,478

Net loss per share, basic and diluted	$(0.17)	$(0.67)	$(0.42)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
Options to purchase common shares	6,386,833	6,547,250	4,820,750
Outstanding warrants and options to purchase warrants	21,997,775	25,008,082	27,443,728
Amended and Restated Convertible notes	42,373,002	37,233,561	32,717,484
Amended and Restated Reimbursement notes	1,671,632	1,510,682	1,365,606
Amended and Restated Bridge notes	4,824,006	4,229,826	3,710,158

	77,253,248	74,529,401	70,057,726

15.    Commitments and Contingencies

Commitments.

We lease office space at 4 Becker Farm Road, Roseland, NJ under a non-cancellable operating lease expiring in 2017.

As of December 31, 2016, future minimum rental payments are as follows:

Years Ending December 31,
(In thousands)
2017	$74

Total	$74

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $0.1 million, $0.1 million and $0.1 million, respectively. Additional charges under this lease for real estate taxes and common maintenance charges for the years ended December 31, 2016, 2015 and 2014, were $0.3 million, $0.04 million and $0.04 million, respectively.

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies.    In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2016.

As a condition to MHR entering into the Loan Agreement and amending and restating the MHR Notes, the Company and MHR entered into a Royalty Agreement (the “Royalty Agreement”) on August 20, 2014, providing for the payment by the Company to MHR of certain royalties on the terms and conditions set forth therein (see Note 7). Under the terms of the Royalty Agreement, the Company agreed to pay to MHR, subject to the terms and conditions of the Royalty Agreement, royalties in perpetuity (the “Royalties”), commencing as of the date of the Royalty Agreement, in an amount equal to: twenty percent (20%) of all Net Product Sales (as defined in the Royalty Agreement) and any third party payments arising in connection with the sale of the B12 Product and related products, during any fiscal year; provided that, from and after October 1, 2015, if no amount of indebtedness is outstanding under the Loan 13 Table of Contents Agreement (the “Indebtedness Repayment Condition”), such amount shall be reduced to (i) five percent (5%) of all Net Sales and third party payments commencing with the first quarter immediately following the quarter in which the Indebtedness Repayment Condition is satisfied, or (ii) two and one half percent (2.5%) of all Net Sales commencing with the quarter immediately following the quarter in which the Indebtedness Repayment Condition is satisfied, but only with respect to the Net Sales made in any country in which there was not a Valid Patent Claim (as defined in the Royalty Agreement) and where generic entry of a competitive product not by the Company or its affiliates that does not infringe a Valid Patent Claim in such country has occurred, in each case as of the last day of such Fiscal Quarter. Once the royalty rate has been reduced to 5%, the rate shall not be reinstated to 20% even if amounts become outstanding under the Loan Agreement as a result of Paid-In-Kind Royalties. Payments of Royalties shall be made in cash to the extent such Royalties do not cause the Company’s cash as of the end of any year to be less than the Minimum Cash Balance, and otherwise shall be paid as Paid-In-Kind Royalties. As part of the “December 2016 Debt Modification,” MHR irrevocably waived any and all rights to the $.2 million of royalties due them for the year ended December 31, 2015.

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

EMISPHERE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.    Fair Value

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

December 31, 2016	Level 2	Level 3	Total
	(in thousands)	(in thousands)	(in thousands)
Derivative instruments	$7,999	$35,195	$43,194

December 31, 2015:	Level 2	Level 3	Total
	(in thousands)	(in thousands)	(in thousands)
Derivative instruments	$12,343	$35,623	$47,966

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Beginning Balance	$35,623	$24,414
Derivative liability of embedded conversion feature of the Bridge Notes	297	377
Derivative liability of embedded conversion feature of the Reimbursement Notes	41	105
Derivative liability of embedded conversion feature of the Convertible Notes	4,027	3,648
Change in fair value	(4,793)	7,079

Ending Balance	$35,195	$35,623

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including its Chief Executive Officer and Interim Chief Accounting Officer, as of the end of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Interim Chief Accounting Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s system of internal controls over financial reporting during the three-month period ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Director and Executive Officer Information

Information regarding those directors serving unexpired terms and our current Executive Officers, as such term is defined in Regulation S-K under the Exchange Act, all of whom are currently serving open-ended terms, including their respective ages, the year in which each first joined the Company and their principal occupations or employment during the past five years, is provided below:

Name	Age	Year Joined Emisphere	Position with the Company
Alan L. Rubino	62	2012	President and Chief Executive Officer, Class II Director
John D. Harkey, Jr.	56	2006	Class I Director
Timothy McInerney	56	2012	Class II Director
Jacob M. Plotsker	49	2012	Class II Director
Mark H. Rachesky, M.D.	58	2005	Class III Director
Timothy G. Rothwell	66	2009	Chairman of the Board of Directors, Class I Director
Michael Weiser, M.D., Ph.D.	54	2005	Class III Director

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

John D. Harkey, Jr. has over 25 years of experience as a private investor concentrating in the acquisition, consolidation and management of both public and private companies and has served on our Board of Directors since 2006. He has merged, acquired and/or operated companies in a variety of industries including oil and gas, petrochemical services, telecommunications, restaurants, real estate, and software development. He is formerly the Chairman of the Board of Regency Gas Partners, L.P. (NYSE: RGP) has served on the Board of Directors of Energy Transfer Equity, LP (NYSE: ETE), which specializes in the storage and transportation of natural gas, and Energy Transfer Partners, LP (NYSE: ETP), which operates energy assets. He currently serves on the Board of Directors and Audit Committee of Loral Space & Communications, Inc. (NASDAQ: LORL), a satellite communications company, and on the Board of Directors of the Baylor Health Care System Foundation. He formerly served on Board of Directors of Leap Wireless International, Inc. (NASDAQ: LEAP), which was recently acquired by AT&T for $4.1 billion. He is also Chairman and Chief Executive Officer of Consolidated Restaurant Companies, Inc., a restaurant operating company. He also serves on the President’s Development Council of Howard Payne University, the Executive Board of Circle Ten Council of the Boy Scouts of America, the CEO Advisory Board of Dallas Arboretum and is a member of the World President’s Organization. Mr. Harkey obtained a B.B.A. in Business Honors and a J.D. from the University of Texas at Austin, and a M.B.A. from Stanford University School of Business. Mr. Harkey’s entrepreneurial background and his business and leadership experiences in a range of different industries make him an asset to our Board of Directors.

Timothy McInerney has been a Director of the Company since March 2012. Mr. McInerney is a principal at Two River, a merchant bank, and a Partner of Riverbank Capital Securities, Inc., an institutional investment advisor. From 1992 to March 2007, Mr. McInerney was a Managing Director of Paramount BioCapital, Inc. where he oversaw the overall distribution of Paramount’s private equity product. Prior to 1992, Mr. McInerney was a research analyst focusing on the biotechnology industry at Ladenburg, Thalman & Co. Prior to that, Mr. McInerney held equity sales positions at Bear Stearns & Co. and Shearson Lehman Brothers, Inc. Mr. McInerney also worked in sales and marketing for Bristol-Myers Squibb. Mr. McInerney is currently Chairman of the Board of Directors of Insite Vision, Inc., (OTCBB: INSV), and is a member of the Board of Directors of ZIOPHARM, Inc., (NASDAQ: ZIOP), and Edgemont Pharmaceuticals, LLC. He formerly served on the Board of Directors of Manhattan Pharmaceuticals, Inc., (OTCBB: TGTX). Mr. McInerney received his B.S. in pharmacy from St. John’s University at New York. He also completed a post-graduate residency at the New York University Medical Center in drug information systems. Mr. McInerney’s knowledge of the pharmaceutical industry and capital markets, and affiliations with the financial community make him an asset to our Board of Directors.

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

Code of Conduct for Officers and Employees and Code of Business Conduct and Ethics for Directors

The Company has a Code of Conduct that applies to all of our officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions) and employees as well as a Code of Business Conduct and Ethics that applies specifically to the members of the Board of Directors. The directors are surveyed annually regarding their compliance with the policies as set forth in the Code of Business Conduct and Ethics for Directors. The Code of Conduct and the Code of Ethics for Directors are available on the Corporate Governance section of our website at www.emisphere.com. The contents of our website are not incorporated herein by reference and the website address provided in this annual report is intended to be an inactive textual reference only. The Company intends to disclose on its website any amendment to, or waiver of, a provision of the Code of Conduct that applies to the Chief Executive Officer, Interim Chief Accounting Officer, or Controller. Our Code of Conduct contains provisions that apply to our Chief Executive Officer, Interim Chief Accounting Officer and all other finance and accounting personnel. These provisions comply with the requirements of a company code of ethics for financial officers that were promulgated by the SEC pursuant to the Exchange Act.

Stockholder Communications

Stockholder inquiries and communications may be directed to our Investor Relations personnel, which facilitates the dissemination of accurate and timely information to our stockholders. In addition, Investor Relations ensures that outgoing information is in compliance with applicable securities laws and regulations. All investor queries should be directed to our President and Chief Executive Officer.

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

Summary Compensation Table — 2016, 2015 and 2014

The following table sets forth information regarding the aggregate compensation Emisphere paid during 2016, 2015 and 2014 to our Principal Executive Officer and the two other highest paid Executive Officers:

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)
Alan L. Rubino,	2016	400,000	100,000	0	0	12,000	(4)	512,000
President and CEO	2015	400,000	100,000	0	138,761	12,000	(4)	638,671
	2014	400,000	250,000	0	0	12,000	(4)	662,000
Michael R. Garone(5), Chief Financial Officer and Corporate Secretary	2016	148,952	0	0	20,702	0		169,654
	2015	265,000	32,500	0	32,031	0		329,531
	2014	265,000	65,000	0	7,533	0		337,533
Carl V. Sailer, Vice President Sales and Marketing	2016	255,000	50,000	0	0	0		305,000
	2015	255,000	34,425	0	88,919	0		378,344
	2014	255,000	125,000	0	12,091	0		392,091

(1)	The named executive officers, as defined in Regulation S-K, Item 402(a)(3), of the Company for the year ended December 31, 2016 were as follows: Mr. Rubino and Mr. Garone.

(2)	Represents discretionary bonuses paid to Mr. Rubino, Mr. Garone, and Mr. Sailer in respect of the Company’s performance in Calendar 2016, 2015 and 2014.

(3)	Amounts shown in this column represent the aggregate grant date fair value of stock option awards granted during the respective year computed in accordance with Financial Accounting Standards Board ASC Topic 718. For assumptions used in the valuation of these awards please see Note 11 to our Financial Statements. There can be no assurance that these awards will vest or will be exercised (in which case no value will be realized by the individual), or that value upon exercise will approximate the aggregate grant date fair value.

(4)	All other compensation for Mr. Rubino represents an allowance for the use of a personal automobile in accordance with the terms of his employment contract.

(5)	Michael Garone resigned from Emisphere Technologies, Inc. and his official last day of employment was June 24, 2016.

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

Elements of compensation and how they are determined — The key elements of the executive compensation package are base salary (as determined by the competitive market and individual performance), cash bonuses (bonus terms are specified in employment agreements of Executive Officers. Bonus payment criteria are based on business performance objectives established by the Board and Leadership Team. Bonus payment awards are based on achievement of business performance objectives as evaluated by the Compensation Committee with input from the Chairman of the Board and paid at the discretion of the Compensation Committee), the executive long term disability plan and other health and welfare benefits and long-term incentive compensation in the form of periodic stock option grants. The base salary (excluding payment for accrued but unused vacation) for the named Executive Officers for 2016 ranged from $148,952 for its former Vice President and Chief Financial Officer to $400,000 for its President and Chief Executive Officer. In determining the compensation for each named Executive Officer, the Company generally considers (i) data from outside studies and proxy materials regarding compensation of executive officers at companies believed to be comparable, (ii) the input of non-executive directors, the Chairman of the Board, and the President and Chief Executive Officer (other than for his own compensation) regarding individual performance of each named executive officer and (iii) qualitative measures of Emisphere’s performance, such as progress in the development of the Company’s technology, the engagement of corporate partners for the commercial development and marketing of products, effective corporate governance, fiscal responsibility, the success of Emisphere in raising funds necessary to conduct research and development, and the pace at which the Company continues to advance its technologies in various clinical trials. Our board of directors and Compensation Committee’s consideration of these factors is subjective and informal. However, in general, it has determined that the compensation for executive officers should be competitive with market data reflected within the 50th-75th percentile of biotechnology companies for corresponding senior executive positions. Compensation levels were derived from the compensation plan set in 2006 and were based in part by information received from executive compensation consultants, Pearl Myer and Partners, based in New York, N.Y. Compensable factors benchmarked include market capitalization, head count and location. When considering the compensation of the Company’s President and Chief Executive Officer, the Company receives information and analysis prepared or secured by the Company’s outside executive compensation experts and survey data prepared by human resources management personnel as well as any additional outside information it may have available. In addition, the board of directors and Compensation Committee of the Company considered the approval by our stockholders, on an advisory basis, of the compensation of our named executive officers at our most recent annual meeting of stockholders on May 25, 2016, in determining that our executive compensation is in line with our competitive position in the marketplace and appropriately designed to reward executives for their contributions toward overall business performance that ultimately enhances stockholder value.

The compensation program also includes periodic awards of stock options. The stock option element is considered a long-term incentive that further aligns the interests of executives with those of our stockholders and rewards long-term performance and the element of risk. Stock option awards are made at the discretion of the Board of Directors based on its subjective assessment of the individual contribution of the executive to the attainment of short and long-term Company goals, such as collaborations with partners, attainment of successful milestones under such collaborations and other corporate developments which advance the progress of our technology and drug candidates. Stock option grants to named executive officers in 2016 were made in accordance with the terms of their Employment Agreements described below in “Employment Agreements and Potential Payments Upon Termination or Change-in-Control”, the Company’s policy with respect to stock options granted to executives is that grant prices should be equal to the fair market value of the common stock on the date of grant, that employee stock options should generally vest over a three to five-year period and expire in ten years from date of grant, and that options previously granted at exercise prices higher than the current fair market value should not be re-priced. Once performance bonuses or awards are issued, there are currently no policies in place to reduce, restate or otherwise adjust awards if the relevant performance measures on which they are based are restated or adjusted. The Company has no policy to require its named executive officers to hold any specific equity interest in the Company. The Company does not offer its named executive officers any nonqualified deferred compensation, a defined benefit pension program or any post-retirement medical or other benefits.

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

Grants of Plan-Based Awards — 2016

The following table sets forth information regarding grants of plan-based awards in 2016:

	All Other
Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
Michael R. Garone,	1/14/2016	40,000	$0.64	$20,702
Former Vice President, Chief Financial Officer and Corporate Secretary

Name	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Alan L Rubino	500,000	—		—	$0.09	9/13/2022
President and	500,000	—		—	$0.25	9/13/2022
Chief Executive Officer	500,000	—		—	$0.75	9/13/2022
	500,000	—		—	$1.00	9/13/2022
	100,000	200,000	(1)	—	$0.58	3/3/2025
Michael R. Garone,	75,000	—		—	$4.03	3/21/2017
Former Vice President,	20,000	—		—	$0.62	3/21/2017
Chief Financial Officer,	20,000	—		—	$1.25	3/21/2017
and Corporate Secretary	30,000	—		—	$0.92	3/21/2017
	45,000	—		—	$0.20	3/21/2017
	40,000	—		—	$0.14	3/21/2017
	40,000	—		—	$0.20	3/21/2017
	40,000	—		—	$0.36	3/21/2017
	13,333	26,666	(2)	—	$0.58	N/A
	—	40,000	(2)	—	$0.64	N/A
Carl V. Sailer,	40,000	—		—	$0.17	10/15/2022
Vice President,	40,000	—		—	$0.18	10/15/2023
Sales and Marketing	40,000			—	$0.32	10/15/2024
	50,000	100,000	(3)	—	$0.58	3/3/2025
	40,000	—		—	$0.59	10/15/2025

(1)	100,000 exercisable as of March 3, 2017

100,000 exercisable as of March 3, 2018

(2)	Forfeited due to resignation

(3)	50,000 exercisable as of March 3, 2017

50,000 exercisable as of March 3, 2018

Option Exercises and Stock Vested — 2016

There were no stock options exercised by named executive officers during 2016. The option for Mr. Rubino to purchase up to an additional 500,000 shares of the Company’s common stock at $1.00 became fully vested and exercisable on September 13, 2016. Additional options for Mr. Rubino’s to purchase up to an additional 100,000 shares of the Company’s common stock at $0.58 became fully vested and exercisable on March 3, 2016. Options for Mr. Garone to purchase up to an additional 13,333 shares of the Company’s common stock at an exercise price of $0.58 became fully vested on March 3, 2016. Options for Mr. Sailer to purchase up to an additional 50,000 shares of the Company’s common stock at an exercise price of $0.58 became fully vested on March 3, 2016. Additional options for Mr. Sailer to purchase up to an additional 40,000 shares of the Company’s common stock at an exercise price of $0.59 became fully vested on October 15, 2016.

Separation Agreement — 2016

Michael Garone resigned from the Company and his official last day of employment was June 24, 2016. His unexercised, vested options were due to expire on September 25, 2016. On September 20, 2016 the Company entered into a separation agreement with Michael Garone. The Company agreed to extend the period of time during which any and all of his unexpired, vested and unexercised stock options may be exercisable to March 21, 2017 (a six-month extension). ASC 718-20-35-3 states that a modification of the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value. The Company calculated the incremental fair value equal to the difference between the fair value of the modified award and the fair value of the original award. The incremental fair value of $6,866 was expensed immediately because the awards are vested.

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

Employment Agreement with Michael R. Garone, Former Chief Financial Officer and Corporate Secretary.

On January 14, 2013, the Company entered into an Employment Agreement (the “Garone Employment Agreement”) with Michael R. Garone, the Company’s Former Vice President, Chief Financial Officer and Corporate Secretary. The Garone Employment Agreement provides as follows:

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

•	Mr. Garone resigned from his position of Vice President, Chief Financial Officer of the Company effective June 24, 2016.

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

Compensation Committee Interlocks and Insider Participation.

The current members of the Compensation Committee are Mr. McInerney, Dr. Rachesky and Dr. Weiser. No member of the Compensation Committee is or has ever been an executive officer or employee of our company (or any of its subsidiaries) and no “compensation committee interlocks” existed during fiscal year 2016. For further information about our processes and procedures for the consideration and determination of executive and director compensation, please see “Executive Compensation — Compensation Discussion and Analysis.”

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

On January 6, 2010, with the approval of the Audit Committee of the Company, the Company engaged RSM US LLP (“RSM”) to act as its independent registered public accounting firm. During the year ended December 2009, and in the subsequent interim periods through December 31, 2016, neither the Company nor anyone acting on its behalf had consulted with RSM on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

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

The Audit Committee meets with management periodically to consider the adequacy of the Company’s internal control over financial reporting and the objectivity of its financial reporting. The Audit Committee discusses these matters with the appropriate Company financial personnel. In addition, the Audit Committee has discussions with management concerning the process used to support certifications by the Company’s Chief Executive Officer and Interim Chief Accounting Officer that are required by the SEC and the Sarbanes-Oxley Act to accompany the Company’s periodic filings with the SEC.

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

During the 2016 Fiscal Year, the Audit Committee of the Board of Directors reviewed and assessed:

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

In making its decision to select RSM as Emisphere’s independent registered public accounting firm for 2016, the Audit Committee considered whether the non-audit services provided by RSM are compatible with maintaining the independence of RSM.

Based upon the review and discussions referenced above, the Audit Committee, as comprised at the time of the review and with the assistance of the Company’s Interim Chief Accounting Officer, recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and be filed with the SEC.

The Members of the Audit Committee

Mr. Timothy McInerney (Chairman)

Mr. Jacob M. Plotsker

Dr. Michael Weiser, M.D., Ph.D.

Compensation of Non-Employee Directors

A director who is a full-time employee of the Company receives no additional compensation for services provided as a director. It is the Company’s policy to provide competitive compensation and benefits necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align their interests with those of stockholders. The following represents the compensation of the non-employee members of the Board of Directors:

•

All newly appointed directors receive an initial stock option grant on the date of appointment of 50,000 options to purchase shares of common stock. The options subject to such initial stock option grant vest over three years in equal amounts on each anniversary of the grant date provided the director continuously serves as a director from the grant date through such vesting date, subject to accelerated vesting upon a change in control. Such options, once vested, remain exercisable through the period of the option term.

All non-employee directors, other than the Chairman, receive an annual retainer of $35,000, payable quarterly in cash, and an annual stock option grant of 40,000 options to purchase shares of common stock. The Chairman receives an annual retainer of $180,000, payable quarterly in cash, and an annual stock option grant of 40,000 options. In addition, our Chairman received a grant of 175,000 stock options, which was the last of three installments he was entitled to in connection with his appointment as the

Chairman of the Company’s Board. The annual stock option grants are granted each year on the date of the annual meeting of stockholders of the Company. Options vest over three years in equal amounts on each anniversary of the grant date provided the director continuously serves as a director from the grant date through such vesting date, subject to accelerated vesting upon a change in control. Such options, once vested, remain exercisable through the period of the option term.

•	Additional committee and chairperson fees are paid as follows:

•	$10,000 audit committee chairperson fee;

•	$2,500 audit committee member fee;

•	$5,000 compensation committee chairperson fee;

•	$1,000 compensation committee member fee;

•	$2,500 governance and nominating committee chairperson fee; and

•	$500 governance and nominating committee member fee.

Director Compensation Table — 2016

The table below represents the compensation paid to our non-employee directors during the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
John D. Harkey, Jr.	35,000	0	29,366	0	64,366
Timothy McInerney	46,000	0	29,366	0	75,366
Jacob M. Plotsker	38,000	0	29,366	0	67,366
Mark H. Rachesky, M.D.	36,500	0	29,366	0	65,866
Timothy G. Rothwell	215,000	0	29,366	0	244,366
Michael Weiser, M.D., Ph.D.	45,000	0	29,366	0	74,366

(1)	Amounts shown in this column represent the aggregate grant date fair value of stock option awards granted during the respective year computed in accordance with Financial Accounting Standards Board ASC Topic 718. For assumptions used in the valuation of these awards please see Note 11 to our Financial Statements. There can be no assurance that these awards will vest or will be exercised (in which case no value will be realized by the individual), or that value upon exercise will approximate the aggregate grant date fair value.

The following table summarizes the aggregate number of option awards and stock awards held by each non-employee director at December 31, 2016.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)
John D. Harkey, Jr.	7,000	—		—	$3.76	4/20/2017
	7,000	—		—	$3.79	8/8/2018
	75,000	—		—	$0.93	5/15/2019
	40,000	—		—	$1.20	9/16/2020
	40,000	—		—	$1.53	9/19/2021
	40,000	—		—	$0.20	5/31/2022
	40,000	—		—	$0.23	5/30/2023
	26,666	13,334	(1)	—	$0.27	5/29/2024
	25,000	50,000	(2)	—	$0.58	3/3/2025
	13,333	26,667	(3)	—	$0.50	5/20/2025
	—	40,000	(5)	—	$0.73	5/25/2026
Timothy McInerney	50,000	—		—	$0.27	3/1/2022	—	—
	40,000	—		—	$0.20	5/31/2022
	40,000	—		—	$0.23	5/30/2023
	26,666	13,334	(1)	—	$0.27	5/29/2024
	25,000	50,000	(2)	—	$0.58	3/3/2025
	13,333	26,667	(3)	—	$0.50	5/20/2025
	—	40,000	(5)	—	$0.73	5/25/2026
Jacob M. Plotsker	50,000	—		—	$0.27	3/1/2022	—	—
	40,000	—		—	$0.20	5/31/2022
	40,000	—		—	$0.23	5/30/2023
	26,666	13,334	(1)	—	$0.27	5/29/2024
	25,000	50,000	(2)	—	$0.58	3/3/2025
	13,333	26,667	(3)	—	$0.50	5/20/2025
	—	40,000	(5)	—	$0.73	5/25/2026
Mark H. Rachesky, M.D.	7,000	—		—	$3.76	4/20/2017	—	—
	7,000	—		—	$3.79	8/8/2018
	75,000	—		—	$0.93	5/15/2019
	40,000	—		—	$1.20	9/16/2020
	40,000	—		—	$1.53	9/19/2021
	40,000	—		—	$0.20	5/31/2022
	40,000	—		—	$0.23	5/30/2023
	26,666	13,334	(1)	—	$0.27	5/29/2024
	25,000	50,000	(2)	—	$0.58	3/3/2025
	13,333	26,667	(3)	—	$0.50	5/20/2025
	—	40,000	(5)	—	$0.73	5/25/2026

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)
Timothy G. Rothwell	50,000	—		—	$0.70	11/5/2019	—	—
	40,000	—		—	$1.20	9/16/2020
	40,000	—		—	$1.53	9/19/2021
	40,000	—		—	$0.20	5/31/2022
	175,000	—		—	$0.09	9/13/2022
	40,000	—			$0.23	5/30/2023
	175,000	—			$0.18	9/13/2023
	26,666	13,334	(1)	—	$0.27	5/29/2024
	175,000	—		—	$0.39	9/15/2024
	58,333	116,667	(4)		$0.58	3/3/2025
	13,333	26,667	(3)		$0.50	5/20/2025
	175,000			—	$0.60	9/14/2025
	—	40,000	(5)	—	$0.73	5/25/2026
Michael Weiser, M.D., Ph.D.
	7,000	—		—	$3.76	4/20/2017
	7,000	—		—	$3.79	8/8/2018
	75,000	—		—	$0.93	5/15/2019
	40,000	—		—	$1.20	9/16/2020
	40,000	—		—	$1.53	9/19/2021
	40,000	—		—	$0.20	5/31/2022
	40,000	—		—	$0.23	5/30/2023
	26,666	13,334	(1)	—	$0.27	5/29/2024
	25,000	50,000	(2)	—	$0.58	3/3/2025
	13,333	26,667	(3)	—	$0.50	5/20/2025
	—	40,000	(5)	—	$0.73	5/25/2026

(1)	13,334 exercisable as of 5/29/2017

(2)	25,000 exercisable as of 3/3/2017 and 3/3/2018

(3)	13,333 exercisable as of 5/20/2017 and 13,334 exercisable as of 5/20/2018

(4)	58,333 exercisable as of 3/3/2017 and 58,334 as of 3/3/2018

(5)	13,333 exercisable as of 5/25/2017 13,333 exercisable as of 5/25/2018 13,334 exercisable as of 5/25/2019

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Available For Future Issuance Under Equity Plans

The following table provides information as of December 31, 2016, about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our Board of Directors under our existing equity compensation plans, including the 2007 Stock Award and Incentive Plan. For a discussion of the material features of the Company’s equity compensation plans, please see Note 11 to the Financial Statements included in this Report.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
The Plans	6,386,833	$0.67	2,896,683

Total	6,386,833	$0.67	2,896,683

Common Stock Ownership by Directors and Executive Officers and Principal Holders

Directors and Executive Officers

The following table sets forth certain information, as of March 1, 2017, regarding the beneficial ownership of the common stock by (i) each director; (ii) each named executive officer; (iii) all of our directors and named executive officers as a group. The number of shares beneficially owned by each director or Executive Officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power (which includes power to vote, or direct the voting of, such security) or investment power (which includes power to dispose of, or direct the disposition of, such security). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into common stock within 60 days after March 1, 2017 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, all persons named as beneficial owners of common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned:

Name and Address(a)	Common Shares Beneficially Owned (b)	Common Shares Underlying Options	Percent Of Class
Alan L. Rubino	2,100,000	2,100,000	3.3%
Michael R. Garone	423,332	323,332	*
Carl V. Sailer	210,000	210,000	*
Mark H. Rachesky, M.D.	89,664,078	71,180,415	68.0%
Timothy G. Rothwell	1,008,332	1,008,332	1.6%
Michael Weiser, M.D., Ph.D.	313,999	313,999	*
John D. Harkey, Jr.	313,999	313,999	*
Timothy McInerney	194,999	194,999	*
Jacob M. Plotsker	194,999	194,999	*

All directors and executive officers as a group	94,423,738	75,840,075	72.9%

*	Less than 1%

(a)	Unless otherwise specified, the address of each beneficial owner is c/o Emisphere Technologies, Inc., 4 Becker Farm Road, Suite 103, Roseland, New Jersey,

(b)	The number of shares set forth for each Director and Executive Officer consists of direct and indirect ownership of shares, including stock options, deferred common share units, restricted stock and, in the case of Dr. Rachesky, shares of common stock that can be obtained upon conversion of convertible notes and exercise of warrants, as further described in footnotes (c) and (d) below.

(c)	This number consists of:

•	18,483,663 shares of common stock.

•	48,868,640 shares of common stock that can be obtained upon conversion of notes convertible into the common stock of the Company.

•	21,997,776 shares of common stock that can be obtained upon the exercise of warrants to purchase shares of common stock of the Company.

•	313,999 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options and options that will vest within 60 days of March 1, 2017.

These securities (other than the 313,999 beneficially owned directly by Dr. Rachesky) are held for the accounts of MHR Capital Partners Master Account LP, an Anguilla, British West Indies limited partnership (“Master Account”), MHR Capital Partners (100) LP, a Delaware limited partnership (“Capital Partners (100)”), MHR Institutional Partners II LP, a Delaware limited partnership (“Institutional Partners II”) and MHR Institutional Partners IIA LP, a Delaware limited partnership (“Institutional Partners IIA”). MHR Advisors LLC a Delaware limited liability company (“Advisors”) is the general partner of each of Master Account and Capital Partners (100) , and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of, or beneficially owned by, each of Master Account and Capital Partners (100). MHRC LLC, a Delaware limited liability company (“MHRC”) is the managing member of Advisors and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of, or beneficially owned by, each of Master Account and Capital Partners (100). MHR Institutional Advisors II LLC, a Delaware limited liability company (“Institutional Advisors II”) is the general partner of each of Institutional Partners II and Institutional Partners IIA, and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of, or beneficially owned by, each of Institutional Partners II and Institutional Partners IIA. MHRC II LLC, a Delaware limited liability company (“MHRC II”) is the managing member of Institutional Advisors II and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of, or beneficially owned by, each of Institutional Partners II and Institutional Partners IIA. MHR Fund Management LLC, a Delaware limited liability company (“Fund Management”) is an affiliate of and has an investment management agreement with each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA, and other affiliated entities, pursuant to which it has the power to vote or direct the vote and to dispose or to direct the disposition of the shares of common stock held by such entities and, accordingly, Fund Management may be deemed to beneficially own the shares of common stock held for the account of each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA. MHR Holdings LLC, a Delaware limited liability company (“Holdings”) is the managing member of Fund Management, and as such, may be deemed to beneficially own the shares of common stock held for the accounts of each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA. Dr. Rachesky is the managing member of Holdings, MHRC and MHRC II, and as such, may be deemed to beneficially own the shares of common stock held for the accounts of each of Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA.

(d)	This number consists of (i) 48,868,640 shares of common stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon the conversion of notes convertible into common stock of the Company, (ii) 21,997,776 shares of common stock that can be obtained by Master Account, Capital Partners (100), Institutional Partners II and Institutional Partners IIA upon exercise of warrants to purchase shares of common stock of the Company, (iii) 313,999 shares of common stock that can be obtained by Dr. Rachesky upon the exercise of currently vested stock options and options that will vest within 60 days of March 1, 2017.

Principal Holders of Common Stock

The following table sets forth information regarding beneficial owners of more than five (5%) percent of the outstanding shares of Common Stock as of March 1, 2017:

Name and Address	Number of Shares Beneficially Owned		Percent Of Class(a)
Bai Ye Feng	3,552,503	(b)	5.9%
Mark H. Rachesky, M.D.	89,664,078	(c)	68.0%

(a)	Applicable percentage ownership is based on 60,687,478 shares of Common Stock outstanding as of March 1, 2017. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or convertible notes held by that person that are currently exercisable or convertible into Common Stock or will become exercisable or convertible into Common Stock within 60 days after March 1, 2017, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

(b)	Based on a Schedule 13G/A filed on January 8, 2016 by Bai Ye Feng. Mr. Feng beneficially owns an aggregate of 3,552,503 shares of common stock, consisting of 3,303,503 shares of common stock held by Mr. Feng, and 249,000 shares of common stock owned of record by Lighthouse Consulting Limited, a Hong Kong company of which Mr. Feng is a principal and therefore may be deemed to be a beneficial holder of such shares. Mr. Feng’s address is 16A Li Dong Building, No.9 Li Yuen Street East, Central, Hong Kong

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

On August 20, 2014, the Company entered into a series of agreements (the “Transaction Documents”) with Master Account, Capital Partners (100), Institutional Partners II, and Institutional Partners IIA, (collectively, the “Lenders”), for a new loan facility, an extension of the Company’s existing obligations under various promissory notes previously issued to the Lenders, and for payment by the Company of certain royalties to the Lenders (the “Transaction”). Currently, MHR owns approximately 30.5% of the common stock of the Company and has $82.2 million in outstanding indebtedness.

A special committee of the Company’s board of directors (the “Board”), composed of independent directors, negotiated the terms of the Loan Agreement and restructuring with MHR and the transactions contemplated thereby with the advice of its legal and financial advisors, and the Loan Agreement and restructuring was unanimously approved by the disinterested members of the Board with the unanimous affirmative recommendation of the special committee. A separate special committee of the Company’s Board, composed of independent directors, negotiated the terms of the Company’s existing indebtedness with MHR and the GLP-1 License Agreement with the advice of its legal and financial advisors, the terms of which where unanimously approved by the disinterested members of the Board with the unanimous affirmative recommendation of the special committee. For a more detailed description of the Loan and restructuring transactions see Liquidity & Capital Resources and Note 7 of the Financial Statements.

Information about the Board of Directors

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

The Audit Committee is currently comprised of Mr. McInerney (Chairman), Jacob M. Plotsker, and Dr. Weiser. All of the members of the Audit Committee meet the independence requirements under the applicable provisions of the Exchange Act and regulations promulgated thereunder and the relevant NASDAQ Listing Rules. The Board of Directors has determined that the Company does not currently have an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, serving on the Audit Committee as a result of the recent resignation of the previously designated audit committee financial expert from the Audit Committee.

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

The table below provides membership information for each committee of the Board of Directors as of March 15, 2017:

Name	Board		Audit		Compensation		Governance and Nominating
Alan L. Rubino(1)	X
Mark H. Rachesky, M.D.(2)	X				X		X
Michael Weiser, M.D., Ph.D.(2)	X		X		X	*	X	*
John D. Harkey, Jr.(3)	X
Timothy G. Rothwell(3)	X	*
Timothy McInerney(1)	X		X	*	X
Jacob M. Plotsker(1)	X		X				X

*	Chair

(1)	Class II directors. Term as director is expected to expire in 2019.

(2)	Class III directors: Term as director is expected to expire in 2017.

(3)	Class I directors: Term as director is expected to expire in 2018.

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

Meetings Attendance

During the 2016 fiscal year, our Board of Directors held 2 meetings. Each director attended 100 percent of the aggregate number of Board of Directors meetings and committee meetings of which he was a member that were held during the period of his service as a director.

The Audit Committee met 4 times during the 2016 fiscal year.

The Compensation Committee met 1 time during the 2016 fiscal year.

The Governance and Nominating Committee did not meet during the 2016 fiscal year.

The Company does not have a formal policy regarding attendance by members of the Board of Directors at the Company’s annual meeting of stockholders, although it does encourage attendance by the directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by RSM for the audit of our annual financial statements for the years ended December 31, 2016, and December 31, 2015, respectively, and fees billed for other services rendered by RSM during the respective periods.

	2016	2015
Type of Fees
Audit Fees(1)	$170,000	$275,000
Audit-Related Fees(2)	—	$8,954

	$170,000	$283,954

(1)	Audit fees for 2016 and 2015 were for professional services rendered for the audit of the Company’s financial statements for the fiscal year and reviews of the Company’s quarterly financial statements included in its Form 10-Q filings. 2015 includes attestation services required under Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Audit related fees are for services related to registration statements.

The Audit Committee has determined that the non- audit services provided by RSM during 2016 and 2015 did not impair their independence. All decisions regarding selection of independent registered public accounting firm and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules.

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

The Audit Committee intends to select RSM to serve as independent registered public accounting firm for the fiscal year ending December 31, 2017.

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

ITEM 16.	FORM 10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMISPHERE TECHNOLOGIES, INC.

By:	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer

Date:	March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Alan L. Rubino Alan L. Rubino	President and Chief Executive Officer and Director and Interim Principal Accounting Officer (principal executive officer)	March 30, 2017

/s/ Timothy G. Rothwell Timothy G. Rothwell	Chairman of the Board	March 30, 2017

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	March 30, 2017

/s/ Timothy McInerney Timothy McInerney	Director	March 30, 2017

/s/ Jacob M. Plotsker Jacob M. Plotsker	Director	March 30, 2017

/s/ Mark H. Rachesky, M.D. Mark H. Rachesky, M.D.	Director	March 30, 2017

/s/ Michael Weiser, M.D., Ph.D. Michael Weiser, M.D., Ph.D.	Director	March 30, 2017

EXHIBIT INDEX

Exhibit		Incorporated by Reference (1)
3.1(a)	Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., as amended by the Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated April 20, 2007	A
3.1(b)	Certificate of Increase of Series A Junior Participating Cumulative Preferred Stock of Emisphere Technologies, Inc., dated June 4, 2012	B
3.1(c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Emisphere Technologies, Inc., dated June 4, 2012	B
3.2(a)	By-Laws of Emisphere Technologies, Inc., as amended December 7, 1998, and September 23, 2005	D, E
3.2(b)	Amendment to the Amended By-Laws of Emisphere Technologies, Inc., effective as of September 11, 2007	F
4.1	Rights Agreement dated as of April 7, 2006 between Emisphere Technologies, Inc. and Mellon Investor Services, LLC	G
4.2	Loan Agreement, dated as of August 20, 2014, by and between Emisphere Technologies, Inc. and the Lenders named therein	H
4.3	Form of Second Amended and Restated 13% Senior Secured Convertible Note	H
4.4	Form of Second Amended and Restated Senior Secured Reimbursement Promissory Note	H
4.5	Form of Second Amended and Restated Senior Secured Bridge Promissory Notes	H
4.6	Amended and Restated Pledge and Security Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	H
4.7	Waiver, dated December 8, 2016, by the MHR Funds	I
10.1	Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	A	(2)
10.2	Form of Nonqualified Stock Option Agreement	A	(2)
10.3	Form of Incentive Stock Option Agreement	A	(2)
10.4	Form of Restricted Stock Option Agreement	A	(2)
10.5	Research Collaboration and Option Agreement dated as of December 3, 1997 between Emisphere Technologies, Inc. and Novartis Pharma AG	K	(3)
10.6	Research Collaboration and License Agreement dated as of September 23, 2004 between Emisphere Technologies, Inc. and Novartis Pharma AG, as amended on November 4, 2005	L	(3)
10.7(a)	Research Collaboration Option and License Agreement dated December 1, 2004 by and between Emisphere Technologies, Inc. and Novartis Pharma AG	L	(3)
10.7(b)	Convertible Promissory Note due December 1, 2009 issued to Novartis Pharma AG	L	(3)
10.8(a)	Senior Secured Term Loan Agreement between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated September 26, 2005, as amended on November 11, 2005	E
10.8(c)	Pledge and Security Agreement between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated September 26, 2005	E
10.8(d)	Registration Rights Agreement between Emisphere Technologies, Inc. and MHR, dated September 26, 2005	E
10.8(e)	Amendment No. 1 to the Senior Secured Term Loan Agreement, dated November 11, 2005	N

Exhibit		Incorporated by Reference (1)
10.8(f)	Form of 11% Senior Secured Convertible Note	E
10.8(g)	Form of Amendment to 11% Senior Secured Convertible Note	A
10.9	Warrant dated as of September 21, 2006, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	O
10.10	Warrant dated as of September 21, 2006 between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	O
10.11	Warrant adjustment notice between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP, MHR Capital Partners Master Account, LP (formerly MHR Capital Partners (500) LP), MHR Institutional Partners IIA LP, MHR Institutional Partners II LP, MHR Capital Partners (100) LP and MHR Capital Partners Master Account LP	P
10.12	Warrant dated as of August 22, 2007, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	P
10.13	Warrant dated as of August 22, 2007, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	P
10.14	Development and License Agreement, dated as of June 21, 2008, between Emisphere Technologies, Inc. and Novo Nordisk AS.	Q	(3)
10.15	Form of Non-Employee Director Non-Qualified Stock Option Agreement	R	(2)
10.16	Securities Purchase Agreement dated as of August 19, 2009, between Emisphere Technologies and the Purchasers named therein	S
10.17	Securities Purchase Agreement dated as of August 19, 2009, between Emisphere Technologies and MHR Fund Management, LLC	S
10.18	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	T
10.19	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	T
10.20	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	T
10.21	Warrant dated as of August 21, 2009, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	T
10.22	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated November 25, 2009	U
10.23	Agreement to Extend the Maturity Date of the Convertible Promissory Note Due December 1, 2009, between Emisphere Technologies and Novartis Pharma AG dated February 23, 2010	U
10.24	Form of Incentive Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	V
10.25	Form of Non-Qualified Stock Option Agreement under the Emisphere Technologies, Inc. 2007 Stock Award and Incentive Plan	V
10.26	Letter Agreement by and between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated June 8, 2010	W
10.27	Form of Emisphere Technologies, Inc. Reimbursement Note	W
10.28	Form of Emisphere Technologies, Inc. Second Reimbursement Note	W
10.29	Research Master Agreement and Amendment by and between Emisphere Technologies, Inc. and Novartis Pharma AG, effective as of June 4, 2010	X	(3)

Exhibit		Incorporated by Reference (1)
10.30	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 25, 2010	Y
10.31	Securities Purchase Agreement by and among Emisphere Technologies, Inc. and the MHR Buyers named therein, dated August 25, 2010	Y
10.32	Waiver Agreement, by and among Emisphere Technologies, Inc. and MHR, dated August 25, 2010	Y
10.33	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated August 26, 2010	Z
10.34	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP	Z
10.35	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	Z
10.36	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	Z
10.37	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	Z
10.38	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	Z
10.39	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	Z
10.40	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	Z
10.41	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	Z
10.42	Warrant dated as of August 26, 2010, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	Z
10.43	Development and License Agreement, dated December 20, 2010, between Emisphere Technologies, Inc. and Novo Nordisk A/S	AA	(3)
10.44	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the Buyers named therein.	BB
10.45	Securities Purchase Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and the MHR Fund Management LLC.	BB
10.46	Waiver Agreement, dated June 30, 2011, by and among Emisphere Technologies, Inc. and MHR.	BB
10.47	Registration Rights Agreement by and among Emisphere Technologies, Inc. and the Buyers named therein, dated July 6, 2011	CC
10.48	Warrant A-54 dated as of July 6, 2011, between Emisphere Technologies, Inc. and EOS Holdings LLC	CC
10.49	Warrant A-55 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Kingsbrook Opportunities Master Fund LP	CC
10.50	Warrant A-56 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Bai Ye Feng	CC
10.51	Warrant A-57 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Cranshire Capital, L.P.	CC

Exhibit		Incorporated by Reference (1)
10.52	Warrant A-58 dated as of July 6, 2011, between Emisphere Technologies, Inc. and HF H VICTOR UW VICTOR ART 7	CC
10.53	Warrant A-59 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Freestone Advantage Partners, LP	CC
10.54	Warrant A-60 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Iroquois Master Fund Ltd.	CC
10.55	Warrant A-61 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Shipman & Goodwin LLP Profit Sharing Trust FBO James T. Betts	CC
10.56	Warrant A-62 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Son Nam Nguyen	CC
10.57	Warrant A-63 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Pine Lodge Capital Company Ltd.	CC
10.58	Warrant A-64 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Huaidong Wang	CC
10.59	Warrant A-65 dated as of July 6, 2011, between Emisphere Technologies, Inc. and Anson Investments Master Fund LP	CC
10.60	Warrant A-66 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	CC
10.61	Warrant A-67 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	CC
10.62	Warrant A-68 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	CC
10.63	Warrant A-69 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	CC
10.64	Warrant A-70 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners Master Account LP	CC
10.65	Warrant A-71 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Capital Partners (100) LP	CC
10.66	Warrant A-72 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners II LP	CC
10.67	Warrant A-73 dated as of July 6, 2011, between Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP	CC
10.68	License Agreement, dated March 8, 2000, by and between Emisphere Technologies, Inc. and Novartis Pharma AG	DD	(3)
10.69	Form of Novartis Promissory Note Extension, between the Company and MHR	EE
10.70	Form of Promissory Reimbursement Note Extension, between the Company and MHR	EE	(3)
10.71	Employment Agreement, dated September 13, 2012, between Alan L. Rubino and the Company	FF	(2)
10.72	Incentive Stock Option Agreement, dated September 13, 2012, between Alan L. Rubino and the Company	FF	(2)
10.73	Senior Secured Promissory Note of Emisphere Technologies, Inc., dated October 17, 2012	GG
10.74	Amendment to Pledge and Security Agreement, by and among Emisphere Technologies, Inc. and MHR Institutional Partners IIA LP, dated October 17, 2012	GG
10.75	Employment Agreement, dated October 15, 2012, between Carl V. Sailer and Emisphere Technologies, Inc.	GG	(2)

Exhibit		Incorporated by Reference (1)
10.76	Incentive Stock Option Agreement, dated October 15, 2012, between Carl V. Sailer and Emisphere Technologies, Inc.	GG	(2)
10.77	Employment Agreement, dated January 14, 2013, between Michael R. Garone and Emisphere Technologies, Inc.	HH	(2)
10.78	Sublease Agreement, dated November 27, 2012, between New American Therapeutics, Inc. and Emisphere Technologies, Inc.	II
10.79	Lease Agreement, dated December 11, 2012, between 4 Becker SPE LLC and Emisphere Technologies, Inc.	II
10.80	Amendment to Emisphere Technologies, Inc. Amended and Restated 13% Senior Secured Convertible Note, dated March 28, 2014	H
10.81	Royalty Agreement, dated as of August 20, 2014, by and between Emisphere Technologies, Inc. and the other parties named therein	HH
10.82	Agreement, dated December 8, 2016, by and among Emisphere Technologies, Inc. and the MHR Funds	I
10.83	Amendment No. 4 to the Development and License Agreement, dated December 8, 2016, by and among Emisphere Technologies, Inc., the MHR Funds and Novo Nordisk AS	I
14.1	Emisphere Technologies, Inc. Code of Business Conduct and Ethics for Directors	LL
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm — RSM US LLP*
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data File	*

*	Filed herewith

(1)	If not filed herewith, filed as an exhibit to the document referred to by letter as follows:

A.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007

B.	Current Report on Form 8-K, filed on June 5, 2012

C.	Reserved

D.	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999

E.	Current Report on Form 8-K, filed September 30, 2005

F.	Current Report on Form 8-K, filed September 14, 2007

G.	Current Report on Form 8-K, filed April 10, 2006

H.	Current Report on Form 8-K, filed on August 21, 2014

I.	Current Report on Form 8-K, filed December 9, 2016

J.	Reserved

K.	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997

L.	Registration on Form S-3/A dated and filed February 1, 2005

M.	Reserved

N.	Current Report on Form 8-K, filed November 14, 2005

O.	Annual Report on Form 10-K for the fiscal year ended December 31, 2006

P.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007

Q.	Current Report on Form 10-Q, filed August 11, 2008

R.	Current Report on Form 8-K, filed May 21, 2009

S.	Current Report on Form 8-K, filed August 20, 2009

T.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009

U.	Annual Report on Form 10-K for the fiscal year ended December 31, 2009

V.	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010

W.	Current Report on Form 8-K, filed June 9, 2010

X.	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010

Y.	Current Report on Form 8-K, filed August 25, 2010

Z.	Registration Statement on Form S-1, filed on September 15, 2010

AA.	Current Report on Form 8-K, filed on December 21, 2010

BB.	Current Report on Form 8-K, filed on June 30, 2011

CC.	Registration Statement on Form S-1, filed on July 26, 2011

DD.	Amendment No. 1 on Form 10-K/A, filed January 19, 2012, to Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 31, 2011

EE	Current Report on Form 8-K, filed on June 4, 2012

FF	Current Report on Form 8-K, filed on September 17, 2012

GG	Current Report on Form 8-K, filed on October 19, 2012

HH	Current Report on Form 8-K, filed on January 17, 2013

II	Annual Report on Form 10-K, filed on March 28, 2013

LL.	Annual Report on Form 10-K for the year ended December 31, 2003

(2)	Management contract or compensatory plan or arrangement

(3)	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.