Form 10-Q
period 2017-03-31
EMISPHERE TECHNOLOGIES INC
filed 2017-05-12
CIK 805326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.01 par value, outstanding as of May 1, 2017 was 60,852,478.

EMISPHERE TECHNOLOGIES, INC.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EMISPHERE TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,639	$6,085
Accounts Receivable, net	239	301
Inventories	50	67
Prepaid expenses and other current assets	230	107

Total Current Assets	5,158	6,560

Security deposits	24	24

Total assets	$5,182	$6,584

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities
Accounts payable and accrued expenses	$789	$869
Deferred Revenue, current portion	194	513
Derivative instruments-related party	5,595	8,343

Total current liabilities	6,578	9,725

Notes payable, related party, net of related discount	68,089	67,589
Accrued interest, related party	2,682	—
Derivative instruments – related party	27,474	34,851
Deferred revenue	55,616	55,616
Royalty payable – related party	—	206
Deferred lease liability, and other liabilities	2	5

Total liabilities	160,441	167,992

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; issued 61,142,210 and 60,977,210 shares (60,852,478 and 60,687,478 outstanding) as of March 31, 2017 and December 31, 2016, respectively	611	610
Additional paid-in-capital	406,616	406,495
Subscription receivable	(37)	—
Accumulated deficit	(558,497)	(564,561)
Common stock held in treasury, at cost; 289,732 shares	(3,952)	(3,952)

Total stockholders’ deficit	(155,259)	(161,408)

Total liabilities and stockholders’ deficit	$5,182	$6,584

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2017 and 2016

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Net revenue	$222	$373

Cost of goods sold	47	52

Gross profit	175	321

Costs and expenses:
Research and development	80	91
General and administrative expenses	1,181	1,340
Selling expenses	—	1,595
Depreciation and amortization	—	4

Total costs and expenses	1,261	3,030

Operating loss	(1,086)	(2,709)

Other non-operating income (expense):
Other income	2	5
Change in fair value of derivative instruments
Related party	10,124	3,449
Other	—	122

Interest expense, related party	(2,976)	(2,696)

Total other non-operating income (expense)	7,150	880

Net income (loss)	$6,064	$(1,829)

Net income (loss) per share, basic	$0.10	$(0.03)
Net income (loss) per share, diluted	$0.04	$(0.03)
Weighted average shares outstanding, basic	60,714,978	60,687,478
Weighted average shares outstanding, diluted	69,134,441	60,687,478

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three months ended March 31, 2017 and 2016

(in thousands)

(unaudited)

	For the three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$6,064	$(1,829)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	4
Change in fair value of derivative instruments	(10,124)	(3,571)
Non-cash interest expense	2,976	2,612
Non-cash compensation	84	95
Change in assets and liabilities excluding non-cash charges:
Decrease in accounts receivable	62	158
Decrease in inventory	17	17
(Increase) decrease in prepaid expenses and other current assets	(123)	312
Decrease in accounts payable and accrued expenses	(80)	(472)
Increase in royalty payable	—	86
(Decrease) increase in deferred revenue	(319)	53
Decrease in deferred lease liability	(3)	(3)

Total adjustments	(7,510)	(709)

Net cash used in operating activities	(1,446)	(2,538)

Net decrease in cash and cash equivalents	(1,446)	(2,538)
Cash and cash equivalents, beginning of period	6,085	12,898

Cash and cash equivalents, end of period	$4,639	$10,360

Supplemental schedule of non-cash financing activities
Options exercised-Subscription Receivable	$37	$—
Conversion of royalty payable to note payable	$206	$—

The accompanying notes are an integral part of the financial statements.

EMISPHERE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations and Liquidity

Nature of Operations

Emisphere Technologies, Inc. (“Emisphere”, the “Company”, “we”, “us” or “our”) is a commercial stage pharmaceutical and drug delivery company. We are in partnership with global pharmaceutical companies to develop new formulations of existing products, as well as new chemical entities, using our Eligen® Technology. We launched our first prescription medical food product, oral Eligen B12™ in the U.S. in March 2015, and we are currently engaged in strategic discussions to optimize its economic value in the U.S. and global markets. Beyond Eligen B12™, we utilize our proprietary Eligen® Technology to create new oral formulations of therapeutic agents. Our product pipeline includes prescription drug and medical food product candidates that are being developed in partnership or internally.

Our core business strategy is to build new, high-value partnerships and expand upon existing partnerships, pursue the global commercialization of oral Eligen B12™ to optimize its economic value, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen® Technology, a broadly applicable proprietary oral drug delivery platform which makes it possible to avoid injections for drug administration.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, our business will require substantial additional investment that we have not yet secured.

As of March 31, 2017, our accumulated deficit was approximately $558.5 million; our stockholder’s deficit was $155.3 million. Our operating loss was $1.1 million compared to an operating loss of $2.7 million for the three months ended March 31, 2017 and 2016, respectively. On March 31, 2017 we had approximately $4.6 million in cash. We have limited capital resources and operations to date have been funded with the proceeds from private and public debt and equity financings, collaborative research agreements and income earned on investments. As of March 31, 2017, our financial obligations included approximately $53.0 million (face value) under our Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $26.2 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.8 million (face value) under our Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $2.4 million (face value) under our Second Amended and Restated Bridge Notes (the “Bridge Notes”).

Management has concluded that due to the conditions described above, there is substantial doubt about our ability to continue as a going concern through one year after the issuance of the accompanying financial statements. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations through approximately March 2018. While our plan is to raise capital from product partnering opportunities and commercial operations to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from partnerships and commercial operations, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Furthermore, despite our optimism regarding the Eligen ® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our or our partners’ products or product candidates will perform as hoped or that such products can be successfully commercialized.

2. Basis of Presentation

The condensed balance sheet at December 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017.

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

Collaborative Agreements and Feasibility Studies

Revenue from collaboration agreements is recognized using the proportional performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best effort basis and based on “expected payments.” Under the proportional performance method, periodic revenue related to nonrefundable cash payments is recognized as the percentage of actual effort expended to date as of that period to the total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual hours incurred and include research and development (“R&D”) activities performed by us and time spent for Joint Steering Committee (“JSC”) activities. Total expected effort is generally based upon the total R&D and JSC hours incorporated into the project plan that is agreed to by both parties to the collaboration. Significant management judgments and estimates are required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates of the total expected effort included in each project plan are based on historical experience of similar efforts and expectations based on the knowledge of scientists for both the Company and its collaboration partners. The Company periodically reviews and updates the project plan for each collaborative agreement. The most recent reviews took place in January 2017. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

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

4. Stock-Based Compensation Plans

On April 20, 2007, our stockholders approved the 2007 Stock Award and Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards to our executive officers and other employees, and non-employee directors, consultants and others who provide substantial services to us. The 2007 Plan provides for the issuance of an aggregate of 9,309,476. As of March 31, 2017, 3,170,016 shares were available for future grants under the 2007 Plan which expired on April 20, 2017.

Total compensation expense recorded during the three months ended March 31, 2017 for share-based payment awards was $84 thousand. At March 31, 2017, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.3 million which is expected to be recognized over a weighted-average period of approximately 1.5 years. During the three months ended March 31, 2017, 165,000 options were exercised. Total proceeds from exercised options were $37 thousand. No cash has been collected from the exercise of these options as of March 31, 2017. The receivable has been recorded under a contra-equity account as a subscription receivable. No tax benefit was realized due to a continued pattern of operating losses.

During the three months ended March 31, 2017, the Company granted 100,000 options to Alan Rubino, Chief Executive Officer (valued on the grant date at $0.44 using the Black Scholes pricing model).

The following weighted-average assumptions were used for grants made under the stock option plans for the three months ended March 31, 2017:

Expected volatility	143.19%
Expected term (years)	6.79
Risk free rate	2.27%
Dividend yield	0%
Annual forfeiture rate	14.523%

5. Inventory

Inventory consists of finished goods at March 31, 2017 and December 31, 2016.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2017 (unaudited)	December 31, 2016
	(in thousands)
Prepaid corporate insurance	$82	$86
Prepaid expenses and other current assets	148	21

	$230	$107

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2017 (unaudited)	December 31, 2016
	(In thousands)
Accounts payable	$444	$638
Accrued legal, professional and other fees	311	202
Accrued vacation	34	29

	$789	$869

8. Notes Payable

Notes payable, net of related discounts, consists of the following:

	March 31, 2017 (unaudited)	December 31, 2016
	(in thousands)
Convertible Notes	$41,003	$40,699
Loan Agreement	26,210	26,004

Reimbursement Notes	795	795

Bridge Notes	81	91

Non-current notes payable, net of related discount	$68,089	$67,589

Loan Agreement. On August 20, 2014, the Company entered into a series of agreements (the “Transaction Documents”) with MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, and MHR Institutional Partners IIA LP, (collectively, “MHR” or the “Lenders”), for a new loan facility (the “Loan Agreement),, an extension of the Company’s existing obligations under various promissory notes previously issued to the Lenders, and for payment by the Company of certain royalties to MHR (the “Transaction”).

In 2014, we accounted for the modifications to the Company’s obligations to MHR evidenced by the MHR Notes, as defined below, as a troubled debt restructuring under FASC ASC 470-60. As there was only a modification of terms to the existing debt and we did not transfer any assets or equity in a settlement to MHR no gain or loss was recorded on the transaction. The change in cash outflows resulting from the modification of terms are accounted for on a prospective basis.

The Loan Agreement provided for five borrowings (each, a “Borrowing”, and collectively, the “Loan”) totaling $20 million. The first Borrowing occurred on August 20, 2014 in an original principal amount of $5 million, the second occurred on November 4, 2014, in an original principal amount of $3 million, the third occurred on January 6, 2015 in an original principal amount of $5.0 million, the fourth occurred on April 6, 2015 in an original principal amount of $5.0 million, and the fifth and final borrowing occurred on July 1, 2015 in an original principal amount of $2.0 million.

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

In connection with the entry into the Loan Agreement, on August 20, 2014, the Lenders and the Company further amended and restated (i) the Convertible Notes issued by the Company to certain of the Lenders, (ii) the Bridge Notes issued by the Company to certain of the Lenders, and (iii) the Reimbursement Notes (and, together with the Convertible Notes and Bridge Notes, the “MHR Notes”). Also, in connection with the entry into the Loan Agreement and the amendment and restatement of the MHR Notes, MHR Institutional Partners IIA and the Company have amended the Pledge and Security Agreement, dated September 26, 2005, as amended, by and between the Company and Institutional Partners IIA to, among other things, secure the

Reimbursement Notes and payments due under the Loan Agreement with substantially all of the Company’s assets, and secure the payments due under the Royalty Agreement, as defined below, and Paid-In-Kind Royalties, as defined below, due under the Loan Agreement with the Company’s intellectual property relating to the B12 Product and related products. As of March 31, 2017, the principal balance and accrued interest of the Loan Agreement was approximately $26.2 million and $0.9 million, respectively.

Convertible Notes. On September 26, 2005, we received net proceeds of approximately $12.9 million under a $15 million secured loan agreement (the “2005 Loan Agreement”) executed with MHR. Under the 2005 Loan Agreement, MHR requested, and on May 16, 2006, we effected, the exchange of the loan from MHR for the predecessor of the Convertible Notes, which were 11% senior secured convertible notes with substantially the same terms as the 2005 Loan Agreement, except that the original Convertible Notes were convertible, at the sole discretion of MHR, into shares of our common stock at a price per share of $3.78. In connection with the original Convertible Notes exchange, the Company agreed to appoint a representative of MHR (the “MHR Nominee”) and another person (the “Mutual Director”) to the Board. Further, the Company amended its certificate of incorporation in January 2006 to provide for continuity of the MHR Nominee and the Mutual Nominee on the Board so long as MHR holds at least 2% of the outstanding common stock of the Company. The original Convertible Notes were amended and restated on May 7, 2013 and amended and restated a second time on August 20, 2014 as described below.

The August 20, 2014 amended and restated Convertible Notes provide for a maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain specified events of default). The interest rate is 13% per annum, compounded monthly, which interest will be payable in the form of additional Convertible Notes. The Convertible Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. After all principal and interest under the Loan Agreement and Reimbursement Notes are repaid, the remaining Convertible Notes must be redeemed from time to time prior to maturity pursuant to a cash sweep of 50% of the Company’s adjusted consolidated free cash flow (75% of the Company’s adjusted consolidated free cash flow in any year in which the Company’s adjusted consolidated free cash flow exceeds $50 million) to the extent such cash sweep does not cause the Company’s cash as of the end of such year to be less than the Minimum Cash Balance, as defined below. The Convertible Notes are convertible, at the option of the holders, at a conversion price of $1.25 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. As of March 31, 2017, the principal balance and accrued interest of the Convertible Notes was approximately $53.0 million and $1.7 million, respectively; and the Convertible Notes were convertible into 42,373,002 shares of our common stock.

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

The Reimbursement Notes provide for a maturity date of the earlier of (a) March 31, 2022 and (b) immediately prior to the time that any amounts outstanding under the Loan Agreement are repaid (subject to acceleration upon the occurrence of certain events of default specified in the Reimbursement Notes), and bear interest at the rate of 10% per annum, compounded monthly, which interest is payable in the form of additional Reimbursement Notes. The Reimbursement Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Reimbursement Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. As of March 31, 2017, the principal balance and accrued interest of the Reimbursement Notes was $0.8 million and $21 thousand, respectively; and the Reimbursement Notes were convertible into 1,671,632 shares of our common stock.

Bridge Notes. On October 17, 2012, the Company issued to MHR the predecessor to the Bridge Notes in the aggregate principal amount of $1,400,000. The original Bridge Notes provided for an interest rate of 13% per annum and were payable on demand. The Bridge Notes were amended and restated on May 7, 2013 and restated again on August 20, 2014 as described below.

The Bridge Notes provide for a maturity date of March 31, 2022 (subject to acceleration upon the occurrence of certain events of default specified) and bear interest at 13% per year, compounded monthly and payable in the form of additional Bridge Notes. The Bridge Notes are collateralized by a first priority lien in favor of the Lenders on substantially all of the Company’s assets. The Bridge Notes are convertible, at the option of the holders, at a conversion price of $0.50 per share of common stock, which conversion price is subject to adjustment upon the occurrence of specified events, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company. As of March 31, 2017, the principal balance and accrued interest of the Bridge Notes was approximately $2.4 million and $0.1 million, respectively; and the Bridge Notes were convertible into 4,824,006 shares of our common stock.

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

If the Company does not have sufficient cash in excess of the Minimum Cash Balance to pay any Royalties that become due under the Royalty Agreement in cash, such Royalties will be converted to an additional Loan under the Loan Agreement by increasing the principal amount outstanding under the Loan Agreement (any such Loan, “Paid-In-Kind Royalties”). The “Minimum Cash Balance” generally means cash on hand of at least $10 million (or $15 million, under certain circumstances beginning as early as October 1, 2015). The royalty payable as of December 31, 2016 in the amount of $206 thousand was converted to an additional loan under the Loan Agreement on January 30, 2017.

December 2016 Debt Modifications. On December 8, 2016, the Company entered a series of agreements with MHR pursuant to which MHR agreed to (1) waive the Company’s previous obligation to pre-pay $0.8 million of the Reimbursement Notes and $6.2 million of the Loans, (2) waive any and all rights to the Royalties for the year ended December 31, 2015, (3) waive the cash sweep of 50% of any cash proceeds received from any third party in connection with the license, distribution or sale of any of the Company’s products other than B12 Product or related products if such proceeds are actually received by the Company prior to the earlier of (i) October 31, 2018 and (ii) the date immediately following the date that the Company actually receives such proceeds during any consecutive twelve month period in excess of $5 million in the aggregate, (4) waive any events of default as a result of the Company’s failure to meet the Eligen B12™ net sales targets that have already occurred or may occur in the future, (5) forgive an amount equal to $7 million of the outstanding principal of the Loan Agreement upon the first commercial sale in the United States or European Union (including the United Kingdom) of a licensed product under the Development and License Agreement, dated June 21, 2008 (the “GLP-1 License Agreement” with Novo Nordisk.

In consideration of the above modifications, the Company granted to MHR, among other things, a portion of any royalties payable under the terms of the GLP-1 Agreement equal to 0.5% of net sales for any licensed product subject to the GLP -1 Agreement.

The carrying value of the MHR Notes is comprised of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
	(in thousands)
Amended and Restated Convertible Notes	$52,966	$52,966
Loan Agreement	26,211	26,004
Amended and Restated Reimbursement Notes	836	836
Amended and Restated Bridge Notes	2,412	2,412
Unamortized discounts	(14,336)	(14,629)

	$68,089	$67,589

9. Derivative Instruments

Derivative instruments consist of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
	(in thousands)
Convertible Notes	$24,053	$30,559
Reimbursement Notes	880	1,105
Bridge Notes	2,541	3,187
Amended and Restated August 2009 Warrants	946	1,412
Amended and Restated June 2010 MHR Warrants	234	344
Amended and Restated August 2010 Warrants	665	993
Amended and Restated August 2010 MHR Waiver Warrants	247	369
Amended and Restated July 2011 Warrants	764	1,139
Amended and Restated July 2011 MHR Waiver Warrants	202	301
May 2013 MHR Modification Warrants	2,537	3,785

	$33,069	$43,194

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

Embedded Conversion Feature of MHR Notes. The Convertible Notes, the Reimbursement Notes, and the Bridge Notes (collectively, the “MHR Notes”) contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current conversion price of each of the MHR Notes and lower than the then-current market price. Under FASB ASC 815-40-15-5, the embedded conversion feature of the MHR Notes is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The liabilities associated with the MHR Notes has been presented as a non-current liability as of March 31, 2017 and December 31, 2016, to correspond to their host contracts.

Convertible Notes. In addition to the foregoing, the adjustment provision of the Convertible Notes does not become effective unless and until the Company raises $10 million through the issuance of common stock or common stock equivalents during any consecutive 24 month period. The fair value of the embedded conversion feature of the Convertible Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair values as March 31, 2017 and December 31, 2016, are as follows:

	March 31, 2017	December 31, 2016
Closing stock price	$0.47	$0.60
Conversion price	$1.25	$1.25
Expected volatility	127%	146%
Remaining term (years)	5.00	5.25
Risk-free rate	1.91%	1.95%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Convertible Notes decreased $6.5 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively, which has been recognized in the accompanying statements of operations.

Reimbursement Notes. The fair value of the embedded conversion feature of the Reimbursement Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of March 31, 2017 and December 31, 2016 are as follows:

	March 31 2017	December 31, 2016
Closing stock price	$0.47	$0.60
Conversion price	$0.50	$0.50
Expected volatility	127%	146%
Remaining term (years)	5.00	5.25
Risk-free rate	1.91%	1.95%
Expected dividend yield	0%	0%

The fair value of the embedded conversion of the Reimbursement Notes decreased $0.2 million and $50 thousand for the three months ended March 31, 2017 and 2016, respectively, which has been recognized in the accompanying statements of operations.

Bridge Notes. The fair value of the embedded conversion feature of the Bridge Notes is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Closing stock price	$0.47	$0.60
Conversion price	$0.50	$0.50
Expected volatility	127%	146%
Remaining term (years)	5.00	5.25
Risk-free rate	1.91%	1.95%
Expected dividend yield	0%	0%

The fair value of the embedded conversion feature of the Bridge Notes decreased $0.6 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, which has been recognized in the accompanying statements of operations.

Amended and Restated June 2010 Warrants. In June 2010, the Company granted warrants to MHR to purchase 865,000 shares of its common stock (the “June 2010 Warrants”). In connection with the restructuring of certain of the Company’s indebtedness (the “Restructuring”), on May 7, 2013, the Company amended and restated the Original Warrants, as defined below, such that the expiration date of the Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated June 2010 Warrants”). The exercise price of the Amended and Restated June 2010 Warrants is adjustable upon the occurrence of certain events, including the issuance by Emisphere of common stock or common stock equivalents at a price which is lower than the current exercise price of these warrants and lower than the current market price. However, the adjustment provision does not become effective unless and until the Company raises $10 million through the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price of these warrants and lower than the current market price during any consecutive 24-month period. The fair value of the Amended and Restated June 2010 Warrants is estimated at the end of each quarterly reporting period using the Monte Carlo model. The assumptions used in computing the fair value of the Amended and Restated June 2010 Warrants as of March 31, 2017 and December 31, 2016, are as follows:

	March 31, 2017	December 31, 2016
Closing stock price	$0.47	$0.60
Conversion price	$0.50	$0.50
Expected volatility	100%	103%
Remaining term (years)	2.27	2.52
Risk-free rate	1.32%	1.33%
Expected dividend yield	0%	0%

The fair value of the Amended and Restated June 2010 Warrants decreased $0.1 million for the three months ended March 31, 2017 and 2016, which has been recognized in the accompanying statements of operations.

Amended and Restated Warrants. Prior to the Restructuring, the Company issued to MHR warrants to purchase varying amounts of its common stocks at various times from 2009 through 2011, as described more fully below (the August 2009 Warrants, August 2010 Warrants, August 2010 MHR Waiver Warrants, July 2011 Warrants, July 2011 MHR Waiver Warrants, and collectively, the “Original Warrants”). In connection with the Restructuring, on May 7, 2013, the Company amended and restated each of the Original Warrants such that the expiration date of each Original Warrant was extended to July 8, 2019, and the exercise price was reduced to $0.50 per share (as amended and restated, the “Amended and Restated August 2009 Warrants”, “Amended and Restated August 2010 Warrants”, “Amended and Restated August 2010 MHR Waiver Warrants”, “Amended and Restated July 2011 Warrants”, “Amended and Restated July 2011 MHR Waiver Warrants”, and collectively, the “Amended and Restated Warrants”) . Under the terms of each of the Amended and Restated Warrants, as well as the August 2010 Investor Warrants, July 2011 Investor Warrants and 2013 Restructuring Warrants (collectively, the Investor Warrants, and together with the Original Warrants, the “Warrants”), the Company has an obligation to make a cash payment to the holders of each of the Warrants for any gain that could have been realized if such holder exercised the warrants and we subsequently failed to deliver a certificate representing the shares to be issued upon such exercise by the third trading day after the Warrants were exercised. Accordingly, the Warrants have been accounted for as a liability. The fair value of each of the Warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model. The assumptions used in computing the fair value of the Original Warrants as of March 31, 2017 and December 31, 2016, are as follows:

	March 31, 2017	December 31, 2016
Closing stock price	$0.47	$0.60
Conversion price	$0.50	$0.50
Expected volatility	100%	103%
Remaining term (years)	2.27	2.52
Risk-free rate	1.28%	1.47%
Expected dividend yield	0%	0%

The fair value of the Original Warrants decreased $1.4 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively, which has been recognized in the accompanying statements of operations.

2013 Restructuring Warrants. The Company issued to MHR warrants to purchase 10 million shares of its common stock (the “2013 Restructuring Warrants”) as part of the Restructuring. The assumptions used in computing the fair value of the 2013 Restructuring Warrants as of March 31, 2017 and December 31, 2016, are as follows:

	March 31, 2017	December 31, 2016
Closing stock price	$0.47	$0.60
Conversion price	$0.50	$0.50
Expected volatility	100%	103%
Remaining term (years)	2.27	2.52
Risk-free rate	1.28%	1.47%
Expected dividend yield	0%	0%

The fair value of the 2013 Restructuring Warrants decreased $1.2 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively which has been recognized in the accompanying statements of operations.

July 2011 Investor Warrants. Emisphere sold warrants to purchase 3.01 million shares of common stock to unrelated investors in July 2011 (the “July 2011 Warrants”). The July 2011 Warrants expired on July 6, 2016.

The fair value of the July 2011 Warrants decreased $0.1 million for the three months ended March 31, 2016, which has been recognized in the accompanying statements of operations.

10. Commitments and Contingencies

Commitments.

We lease office space at 4 Becker Farm Road, Roseland, New Jersey under a non-cancellable operating lease expiring in 2017.

As of March 31, 2017, future minimum rental payments are as follows:

Years Ending December 31,	(In thousands)
2017 (remaining)	$37

Total	$37

The Company evaluates the financial consequences of legal actions periodically or as facts present themselves and records accruals to account for its best estimate of future costs accordingly.

Contingencies.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2017.

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

11. Net income (loss) per share

The following table sets forth the information needed to compute basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2017	2016
	(in thousands except per share data)
Basic net income (loss)	$6,064	$(1,829)
Effect of dilutive securities — Change in Fair Value of Derivative-Warrants	(2,748)	—
Change in Fair Value of Derivative-Convertible Notes	(870)	—
Convertible Debt- Interest	90	—

Numerator for diluted net income (loss) per share after effect of change in fair value	$2,536	$(1,829)

Weighted average common shares outstanding:	60,714,978	60,687,478
Dilutive securities
Options	1,492,496	—
Warrants	431,329	—
Shares underlying convertible debt instruments	6,495,638	—

Diluted weighted average common shares outstanding and assumed conversion	69,134,441	60,687,478

Basic net income (loss) per share	$0.10	$(0.03)
Diluted net income (loss) per share	$0.04	$(0.03)

For the three month periods ended March 31, 2017 and 2016, certain potential shares of common stock have been excluded from the calculation of diluted income per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive.

	Three Months Ended March 31,
	2017	2016
Options to purchase common shares	3,616,000	6,587,250
Outstanding warrants	—	25,008,082
MHR convertible note payable	42,373,002	37,233,561
MHR promissory notes	—	1,510,682
MHR bridge notes	—	4,229,826

	45,989,002	74,569,401

12. Income Taxes

The Company is primarily subject to United States federal and New Jersey state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2017 and December 31, 2016, the Company had no accruals for interest or penalties related to income tax matters.

13. New Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and retail inventory method are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 did not have a material impact on our financial position, results of operations or cash flows.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on January 1, 2017. The Company continues to estimate forfeitures of employee share-based payments as allowed by ASU 2016-09. The adoption of ASU 2016-09 resulted in the exclusion of excess tax benefits used to calculate the hypothetical proceeds in the calculation of diluted earnings per share under the treasury stock method. The adoption of ASU 2016-09 did not have a material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-06, “Contingent Put and Call Option in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 is intended to simplify the analysis of embedded derivatives for debt instruments that contain contingent put or call options. The amendments in ASU 2016-06 clarify that an entity is required to assess the embedded call or put options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to initially assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 take effect for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016–01 did not have a significant impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for the first interim period within an annual period beginning after December 15, 2017. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Adoption can occur using one of two prescribed transition methods. In 2016, the FASB issued four amendments to ASU 2014-09. We have begun a limited evaluation of the provisions of ASU 2014-09 and the impact, if any it may have on our financial position and results of operations. Our evaluation work to date includes the training of ASU 2014-09, contract review and an assessment of the distribution model for which we recognize revenue for our Eligen B12™ product. We have a small number of contracts which require an assessment and believe we have sufficient time for the implementation of ASU 2014-09.

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

14. Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

March 31, 2017 (unaudited)	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$5,360	$27,709	$33,069

December 31, 2016	Level 2	Level 3	Total
	(In thousands)	(In thousands)	(In thousands)
Derivative Instruments	$7,999	$35,195	$43,194

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the periods ended March 31, 2017 and December 31, 2016.

	March 31, 2017 (unaudited)	December 31, 2016
Beginning Balance	$35,195	$35,623
Derivative liability of embedded conversion feature of the Bridge Notes	—	297
Derivative liability of embedded conversion feature of the Reimbursement Notes	—	41
Derivative liability of the embedded conversion feature of the Convertible Notes	—	4,027
Change in fair value	(7,486)	(4,793)

Ending Balance	$27,709	$35,195

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

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR CAUTIONARY STATEMENT

Certain statements in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations and elsewhere in this report as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the sufficiency of our cash position; our ability to enter into strategic partnerships; our ability, and that of our partners, to develop, manufacture and commercialize products using our Eligen® technology; planned or expected studies and trials of oral formulations that utilize our Eligen® Technology; the potential market size, advantages or therapeutic uses of products that utilize our Eligen® Technology, and the success or our commercialization initiatives. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under Part II, Item 1A. “Risk Factors” and other factors discussed in connection with any forward-looking statements.

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

Our core business strategy is to build new, high-value partnerships and continue to expand upon existing partnerships, optimize Eligen B12™’s economic value to shareholders, evaluate commercial opportunities for new prescription medical foods, and promote new uses for our Eligen ® Technology, a broadly applicable proprietary oral drug delivery platform which makes it possible to avoid injections for drug administration. Our development efforts are conducted internally and in collaboration with corporate development partners. Typically, the drugs that we target are at an advanced stage of development, or have already received regulatory approval, and are currently available on the market

Eligen® Technology

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

Eligen ® Technology License Agreements

Our most advanced collaborative partner, Novo Nordisk, is using our Eligen ® Technology in combination with semaglutide, one of its proprietary GLP-1 receptor agonists, and its insulins. During 2015, Novo Nordisk initiated a global Phase 3a development program with oral semaglutide, a once daily oral formulation of the long-acting GLP-1 analog for the treatment of Type 2 diabetes, using our absorption-enhancing carrier, monosodium N-[8-(2-hydroxybenzoyl) amino] caprylate (our “SNAC” carrier). Novo Nordisk initiated ten clinical trials containing approximately 9,300 patients with Type-2 diabetes in its global Phase 3a program. Novo Nordisk’s decision to initiate this global phase 3a program follows encouraging results from the proof of concept Phase 2 program and consultations with regulatory authorities. In February 2016, Novo Nordisk initiated the first Phase 3a trial of oral semaglutide combined with our SNAC carrier. Novo Nordisk has now initiated all 10 clinical trials, including PIONEER 6 (a pre-approval long term cardiovascular outcomes trial in approximately 3,100 subjects), PIONEER 8 (an insulin add-on trial in approximately 700 subjects), PIONEER 9 (a monotherapy trial in approximately 200 subjects) and PIONEER 10 (an oral anti-diabetic combination trial in approximately 300 subjects). The advancement of oral semaglutide into Phase 3a development represents a significant milestone for our Eligen ® Technology platform and supports our belief that products developed using our carriers have the potential to overcome bioavailability challenges commonly associated with the oral administration of peptides and certain other compounds.

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

We have also collaborated with Novartis AG in connection with the development and testing of oral formulations of several drug candidates. Novartis has the right to evaluate the feasibility of using our Eligen ® Technology with two new compounds to assess the potential for new product development opportunities. If Novartis chooses to develop oral formulations of these new compounds using the Eligen ® Technology, the parties will negotiate additional agreements. In that case, we could be entitled to receive development milestone and royalty payments in connection with the development and commercialization of these potential new products. We will continue to concentrate on expanding our Eligen ® drug delivery technology business by seeking applications with prescription molecules obtained through partnerships with other pharmaceutical companies for molecules where oral absorption is difficult yet substantially beneficial if proven. We are also working to generate new interest in the Eligen ® Technology with potential partners and attempting to expand our current collaborative relationships to take advantage of the critical knowledge that others have gained by working with our technology. Finally, we continue to pursue commercialization of product candidates developed internally. We believe that these internal candidates need to be developed with reasonable investment in an acceptable time period and with a reasonable risk-benefit profile.

Oral Eligen B12™ Rx

We are evaluating potential strategic transactions and collaborations with third parties for oral Eligen B12™ Rx, which we launched in the U.S. in March 2015. Oral Eligen B12™ Rx is the first and only once-daily oral prescription medical food tablet shown to normalize B12 levels without the need for an injection. Medical foods are a distinct product category defined by the Orphan Drug Act of 1988 and an FDA regulation, and encompass foods which are formulated to be consumed or administered enterally under the supervision of a physician and which are intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. Eligen B12™ meets significant unmet patient and medical needs by combining vitamin B12 with our Eligen ® technology. Eligen B12™ Rx is indicated for the dietary management of patients who have a medically-diagnosed vitamin B12 deficiency, associated with a disease or condition that cannot be managed by a modification of the normal diet alone. Eligen B12™ is the first prescription product to market using an Eligen ® carrier, SNAC, to chaperone B12 through the gastric lining and directly into the bloodstream independent of intrinsic factor, a protein made in the stomach that normally facilitates B12 absorption.

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

Vitamin B12 is an important nutrient that is poorly absorbed in the oral form. In most healthy people, Vitamin B12 is absorbed in a receptor-mediated pathway in the presence of an intrinsic factor. A large number of people take oral B12 supplements, many in mega-doses, and by injection. Currently, it is estimated that at least five million people in the U.S. are taking 40 million injections of Vitamin B12 per year to treat a variety of debilitating medical conditions. Another estimated five million people are consuming more than 600 million tablets of Vitamin B12 orally. The international market for B12 is larger than the U.S. market. Many B12 deficient patients suffer from pernicious anemia and neurological disorders and many of them are infirm or elderly. Vitamin B12 deficiency can cause severe and irreversible damage, especially to the brain and nervous system. At levels only slightly lower than normal, a variety of symptoms such as fatigue, depression, and poor memory may occur.

Development-stage product candidates incorporating our Eligen ® technology are in earlier or preclinical research phases, and we continue to assess them for their compatibility with our technology and market need. Our intent is to seek partnerships with pharmaceutical and biotechnology companies for certain of these products as we continue to expand our pipeline with product candidates that demonstrate significant opportunities for growth. Our focus is on molecules that meet the criteria for success based on our increased understanding of our Eligen ® Technology and prescription medical foods. Our preclinical programs focus on the development of oral formulations of potentially new treatments for diabetes and products in the areas of cardiovascular, appetite suppression and pain and on the development and potential expansion of nutritional supplement products.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016:

	March 31,	March 31,
	2017	2016	Change
	(unaudited)
	(in thousands)	(in thousands)	(in thousands)
Net revenue	$222	$373	$(151)
Cost of goods sold	$47	$52	$(5)

Gross Profit	$175	$321	$(146)
Operating expenses	$1,261	$3,030	$(1,769)
Operating loss	$(1,086)	$(2,709)	$1,623
Other non-operating income	$7,150	$880	$6,270
Net Income (Loss)	$6,064	$(1,829)	$7,893

Revenue decreased $151 thousand, cost of goods sold decreased $5 thousand, and gross profit decreased $146 thousand for the three months ended March 31, 2017 in comparison to the same period last year. The decrease in revenue is due to our decision to phase out our sales field force and evaluate potential strategic transactions and collaborations with third parties for oral Eligen B12™. The decrease in the gross profit margin was primarily due to an increase in wholesale distribution costs.

Operating expenses decreased $1.8 million or 58.4% to $1.3 million for the three months ended March 31, 2017 in comparison to the same period last year due primarily to a $1.3 million reduction in sales, marketing and other commercial costs commensurate with our decision to phase out our sales field force, and reduce and reallocate marketing resources towards more efficient non-field force promotion of the oral Eligen B12™ product in the U.S. during 2016. Details of these changes are highlighted in the table below:

(in thousands)
Decrease in human resources costs	$(216)
Decrease in professional fees	(165)
Decrease in sales and marketing costs, excluding human resource costs	(1,316)
Decrease in product development costs	(18)
Decrease in other costs	(54)

$(1,769)

Human resource costs decreased $216 thousand, or 27.3%, due primarily to a decrease in salaries, payroll taxes and employee benefits from the departure of the Chief Medical Officer and Chief Financial Officer.

Professional fees decreased $165 thousand, or 28.2% due primarily to a $99 thousand decrease in legal fees related to our intellectual property and a $66 thousand decrease in investor relations and accounting fees.

Product development costs decreased $18 thousand, or 36.0%.

Other costs decreased $54 thousand, or 20.8%.

Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended
	March 31,
	2017	2016
Human resource costs, including benefits	46%	26%
Professional fees for legal, intellectual property, accounting and consulting	33%	19%
Sales and marketing costs, excluding human resource costs	—%	44%
Occupancy costs	3%	1%
Product development costs	3%	2%
Depreciation and amortization	—%	—%
Other	15%	8%

	100%	100%

Other non-operating income increased $6.3 million, to $7.2 million for the three months ended March 31, 2017 compared to $0.9 million for the same period during 2016, due primarily to a $6.6 million decrease in the fair value of derivative instruments from the change in the price of the Company’s common stock, offset by a $0.3 million increase in interest expense.

As a result of the above factors, we had a net income of $6.1 million for the three months ended March 31, 2017, compared to net loss of $1.8 million for the three months ended March 31, 2016.

Liquidity and Capital Resources

Since our inception in 1986, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.

As of March 31, 2017, our accumulated deficit was approximately $558.5 million; our stockholder’s deficit was $155.3 million. Our operating loss was $1.1 million compared to an operating loss of $2.7 million for the three months ended March 31, 2017 and 2016, respectively. On March 31, 2017 we had approximately $4.6 million cash. We have limited capital resources and operations to date have been funded with the proceeds from collaborative research agreements, and debt financings.

As of March 31, 2017, our financial obligations included approximately $53.0 million (face value) under our Second Amended and Restated Convertible Notes (the “Convertible Notes”), approximately $26.2 million (face value) under a loan agreement entered into on August 20, 2014 (the “Loan Agreement”), approximately $0.8 million (face value) under our Second Amended and Restated Reimbursement Notes (the “Reimbursement Notes”), and approximately $2.4 million (face value) under our Second Amended and Restated Bridge Notes (the “Bridge Notes”).

We believe that our current cash balance will provide sufficient capital to continue operations through approximately March 2018. The Company’s future capital requirements beyond March 2018 and its financial success depend largely on its ability to raise additional capital, including by leverage existing and securing new partnering opportunities for Eligen B12™ and for the Eligen® technology.

While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. If we fail to generate sufficient additional capital from sales of oral Eligen B12™ or obtain substantial cash inflows from existing or new partners or other sources prior to March 2018 we could be forced to cease operations. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit reports prepared by our independent registered public accounting firm relating to our financial statements for the years ended December 31, 2016, 2015 and 2014 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Furthermore, despite our optimism regarding the Eligen® Technology, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

Effects of Inflation

We don’t believe that inflation has had a material impact on our business or operating results during the periods presented.

For further discussion, see Part II, Item 1A “Risk Factors.”

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2017 for detailed explanations of its critical accounting estimates, which have not changed during the period ended March 31, 2017.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 12 set forth in the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Warrants and Derivative Liabilities. As further described in Note 9 to our Financial Statements set forth in Part I, Item 1 of this Report, at March 31, 2017 the estimated fair value of derivative instruments was $33.1 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Furthermore, the estimated fair values of the conversion features embedded in our Amended and Restated Convertible Notes, Amended and Restated Bridge Notes, Amended and Restated Reimbursement Notes, and Amended and Restated September 2010 Warrants, which contain reset provisions, were measured using the Monte Carlo valuation model. In using the Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We are required to revalue this liability each quarter. We believe that the assumptions that have the greatest impact on the determination of fair value are the closing price of our common stock and historical stock price volatility. The following table illustrates the potential effect of changes in the assumptions used to calculate fair value:

Derivatives
(in thousands)
25% increase in stock price	$6,840
50% increase in stock price	14,711
5% increase in assumed volatility	1,270
25% decrease in stock price	(6,004)
50% decrease in stock price	(13,362)
5% decrease in assumed volatility	(1,127)

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-month period ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

As of the date hereof, the Company is not a party to any legal proceedings, and none are known to be contemplated against the Company.

ITEM 1A.	RISK FACTORS

Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to these risks and uncertainties, except as disclosed in this report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002.

101. INS	XBRL Instance Document (submitted electronically herewith).*

101. SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).*

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).*

101. LAB	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).*

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).*

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).*

*	Furnished herewith

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emisphere Technologies, Inc.

Date: May 12, 2017	/s/ Alan L. Rubino
Alan L. Rubino
President and Chief Executive Officer Interim Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002.*

101. INS	XBRL Instance Document (submitted electronically herewith).*

101. SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).*

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).*

101. LAB	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).*

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).*

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).*

*	Furnished herewith.